Form 10-Q
period 1998-06-30
ECHELON CORP
filed 1998-08-10
CIK 31347

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                             ---------------------

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended JUNE 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________ to _______________


                       Commission file number 333-55719


                              ECHELON CORPORATION
            (Exact name of registrant as specified in its charter)

           Delaware                               77-0203595
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)


                              4015 Miranda Avenue
                             Palo Alto, CA  94304
             (Address of principal executive office and zip code)


                                (650) 855-7400
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


                               YES [_] NO [X*]


As of July 31, 1998, 32,500,339 shares of the Registrant's common stock were outstanding.

*Registrant became subject to the filing requirements of the Securities Exchange Act of 1934, as amended, on July 27, 1998, when its Registration Statement on Form S-1 became effective.

                              ECHELON CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998


                                     INDEX

                                                                                    Page
                                                                                  --------
Part I.  FINANCIAL INFORMATION                                                       2

  Item 1.   Financial statements

          Condensed Consolidated Balance Sheets as of
          June 30, 1998 and December 31, 1997                                        2

          Condensed Consolidated Statements of Operations
          for the three and six months ended June 30, 1998
          and June 30, 1997                                                          3

          Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 1998 and
          June 30, 1997                                                              4

          Notes to Condensed Consolidated Financial Statements                       5

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                      8


Part II. OTHER INFORMATION

  Item 1.   Legal Proceedings                                                       24

  Item 2.   Changes in Securities and Use of Proceeds                               24

  Item 3.   Defaults upon Senior Securities                                         25

  Item 4.   Submission of Matters to a Vote of Security Holders                     25

  Item 5.   Other Information                                                       26

  Item 6.   Exhibits and Reports on Form 8-K                                        26

SIGNATURE                                                                           27

EXHIBIT 27.1  Financial Data Schedule


                         PART I  FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS

                              ECHELON CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                JUNE 30,                December 31,
                                                                                  1998                      1997
                                                                               (UNAUDITED)
                                                                                --------                  --------
          ASSETS
CURRENT ASSETS:
Cash and cash equivalents.........................................              $  2,960                    $  4,872
Short-term investments............................................                    --                       2,981
Accounts receivable, net..........................................                 4,978                       3,810
Inventories.......................................................                 3,469                       2,444
Other current assets..............................................                 1,372                       1,196
                                                                                --------                    --------
Total current assets..............................................                12,779                      15,303
PROPERTY AND EQUIPMENT, NET.......................................                 1,607                       1,513
                                                                                --------                    --------
                                                                                $ 14,386                    $ 16,816
                                                                                ========                    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable..................................................              $  2,292                    $  2,081
Accrued payroll and related expenses..............................                   920                       1,081
Accrued liabilities...............................................                 1,248                         907
Current portion of deferred revenues..............................                 2,286                       2,351
                                                                                --------                    --------
Total current liabilities.........................................                 6,746                       6,420
                                                                                --------                    --------
LONG-TERM LIABILITIES:
Deferred rent, net of current portion.............................                   161                         246
Deferred revenues, net of current portion.........................                 1,013                       1,350
                                                                                --------                    --------
Total long-term liabilities.......................................                 1,174                       1,596

STOCKHOLDERS' EQUITY:
Convertible preferred stock.......................................                    79                          79
Common stock......................................................                   195                         188
Additional paid-in capital........................................                94,742                      93,532
Deferred compensation.............................................                  (486)                         --
Cumulative translation adjustment.................................                  (505)                       (351)
Accumulated deficit...............................................               (87,559)                    (84,648)
                                                                                --------                    --------
Total stockholders' equity........................................                 6,466                       8,800
                                                                                --------                    --------
                                                                                $ 14,386                    $ 16,816
                                                                                ========                    ========


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                              ECHELON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                 June 30,            June 30,
                                           --------------------  ------------------

                                             1998       1997       1998       1997
                                           --------   --------   --------   --------
REVENUES:
Product..................................  $ 7,673    $ 5,944    $14,861    $12,492
Service..................................      873      1,036      1,644      1,962
                                           -------    -------    -------    -------
Total revenues...........................    8,546      6,980     16,505     14,454
                                           -------    -------    -------    -------
COST OF REVENUES:
Cost of product..........................    3,356      2,840      6,605      5,951
Cost of service..........................      434        445        977        900
                                           -------    -------    -------    -------
Total cost of revenues...................    3,790      3,285      7,582      6,851
                                           -------    -------    -------    -------
Gross profit.............................    4,756      3,695      8,923      7,603
                                           -------    -------    -------    -------

OPERATING EXPENSES:

Product development......................    1,803      1,724      3,761      3,464
Sales and marketing......................    3,064      3,140      6,095      6,154
General and administrative...............    1,052        981      1,987      2,079
                                           -------    -------    -------    -------
Total operating expenses.................    5,919      5,845     11,843     11,697
                                           -------    -------    -------    -------
Loss from operations.....................   (1,163)    (2,150)    (2,920)    (4,094)
                                           -------    -------    -------    -------

INTEREST AND OTHER INCOME, NET                  34        122        109        214
                                           -------    -------    -------    -------
Loss before provision for income taxes...   (1,129)    (2,028)    (2,811)    (3,880)

Provision for income taxes...............       45         35        100         90
                                           -------    -------    -------    -------
Net loss.................................  $(1,174)   $(2,063)   $(2,911)   $(3,970)
                                           =======    =======    =======    =======

Basic net loss per share.................  $ (0.06)   $ (0.11)   $ (0.15)   $ (0.21)
                                           =======    =======    =======    =======
Shares used in computing
basic net loss per share.................   19,381     18,540     19,208     18,526
                                           =======    =======    =======    =======
Proforma basic net loss
per share................................  $ (0.04)   $ (0.08)   $ (0.11)   $ (0.16)
                                           =======    =======    =======    =======
Shares used in computing
proforma basic net loss per share........
                                            27,269     25,457     27,095     24,928
                                           =======    =======    =======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ECHELON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                     --------------------------------
                                                                                            1998       1997
                                                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................................................   $(2,911)   $(3,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization...........................................................       433        356
Deferred compensation expense...........................................................        44         --
Loss on disposal of fixed assets........................................................         2         --
Change in operating assets and liabilities:
Accounts receivable.....................................................................    (1,168)        50
Inventories.............................................................................    (1,025)      (677)
Other current assets....................................................................      (176)       203
Accounts payable........................................................................       211        (57)
Accrued liabilities.....................................................................       180        275
Deferred revenues.......................................................................      (402)    (1,222)
Deferred rent...........................................................................       (85)       (29)
                                                                                           -------    -------
Net cash used in operating activities...................................................    (4,897)    (5,071)
                                                                                           -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity short-term investments.....................................        --     (7,855)
Proceeds from maturities of held-to-maturity short-term investments.....................     2,981         --
Capital expenditures....................................................................      (529)      (242)
Proceeds from sale of fixed assets......................................................        --         28
                                                                                           -------    -------
Net cash provided by (used in)
investing activities....................................................................     2,452     (8,069)
                                                                                           -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common stock....................................       687      9,993
                                                                                           -------    -------
EFFECT OF EXCHANGE RATES ON CASH........................................................      (154)      (114)
                                                                                           -------    -------
NET DECREASE IN CASH AND CASH EQUIVALENTS...............................................    (1,912)    (3,261)
CASH AND CASH EQUIVALENTS:
Beginning of period.....................................................................     4,872      8,051
                                                                                           -------    -------
End of period...........................................................................   $ 2,960    $ 4,790
                                                                                           =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes..............................................................   $    64    $    27
                                                                                           =======    =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ECHELON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION:

        The condensed consolidated financial statements include the accounts of Echelon Corporation (the Company), a Delaware corporation, and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

        While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operation for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Echelon Corporation consolidated financial statements for the year ended December 31, 1997 included in its Form S-1 declared effective on July 27, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition and Product Warranty

        The Company's revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training and technical support offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements have not been significant to date. Service revenues consist of product support (including software post-contract support services) and training.

        Revenue from hardware sales is recognized upon shipment to the customer. Estimated reserves for warranty costs as well as reserves for sales returns and allowances related to anticipated return of products sold to distributors with limited rights of return, which are not material to the consolidated financial statements, are recorded at the time of sale. Revenue from software sales, including sales to distributors, are recognized upon shipment of the software if there are no significant post-delivery obligations and if collection is probable. The Company generally has not had any significant post-delivery obligations associated with the sale of its products. Service revenue is recognized as the training services are performed, or ratably over the term of the support period.

Cash and Cash Equivalents and Short-Term Investments

        The Company considers bank deposits, money market investments and U.S. government securities with an original maturity of three months or less as cash and cash equivalents. At December 31, 1997, short-term investments consist of U.S. government securities with original maturities of approximately five months. These short-term investments are classified as held-to-maturity and valued using the amortized cost method, which approximated the fair market value.

Computation of Basic Net Loss Per Share and Pro Forma Basic Net Loss Per
Share

        Historical net loss per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. No diluted loss per share information has been presented in the accompanying consolidated statements of operations since potential common shares from the conversion of preferred stock, stock options and warrants are antidilutive. The Company evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"), and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB 98.

        Pro forma basic net loss per share has been calculated assuming the conversion of the outstanding preferred stock into an equivalent number of shares of common stock, as if the shares had been converted on the dates of their issuance.


New Pronouncements

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130, which was adopted by the Company in the first quarter of 1998, requires companies to report a new measurement of income. "Comprehensive Income (Loss)" is to include foreign currency translation gains and losses and other unrealized gains and losses that have historically been excluded from net income (loss) and reflected instead in equity. The following table reconciles comprehensive net loss under the provisions of SFAS No. 130 for the six months ended June 30, 1998 and 1997 (in thousands):

                                                                                         JUN 30,                   JUN 30,
                                                                                          1998                      1997
                                                                                         -------                   -------
Net loss...............................................................                  $(2,911)                  $(3,970)
Foreign currency translation adjustments...............................                     (154)                     (114)
                                                                                         -------                   -------
Comprehensive net loss.................................................                  $(3,065)                  $(4,084)
                                                                                         =======                   =======

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for disclosure of segment information and which will be adopted by the Company in the fourth quarter of 1998. The Company anticipates that SFAS No. 131 will not have a material impact on its financial statements.

        In December 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2 which superseded SOP 91-1, "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in the Company's fiscal year beginning January 1, 1998. Management has assessed this new statement and the adoption in the first quarter of fiscal 1998 did not have a material effect on the Company's financial statements or on the timing of the Company's revenue recognition, or cause changes to its revenue recognition policies.

        In April 1998, the AICPA issued SOP 98-5 "Reporting the Costs of Start-up Activities". SOP 98-5 is effective for the Company's fiscal year beginning January 1, 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Management believes the adoption of SOP 98-5 will not have a material effect on the Company's financial statements.

3. INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                                                                         JUN 30,                  DEC 31,
                                                                                          1998                     1997
                                                                                        -------                   -------
                                                                                      (Unaudited)
Purchased materials....................................................                   $2,075                    $1,791
Work-in-process........................................................                      406                       130
Finished goods.........................................................                      988                       523
                                                                                         -------                   -------
                                                                                          $3,469                    $2,444
                                                                                         =======                   =======


4. MAJOR CUSTOMER AND GEOGRAPHIC AREA

        One customer, who is also a distributor of the Company's products, accounted for 21.9% of total revenues for the second quarter of 1998 and 21.3% of total revenues for the six months ended June 30, 1998, respectively. For the second quarter of 1997 and the six months ended June 30, 1997, no single customer accounted for 10% or more of total revenues.

        Revenues from export sales (primarily to Europe) accounted for approximately 48.4% and 47.6% of total revenues for the six months ended June 30, 1998 and June 30, 1997, respectively.


5. SUBSEQUENT EVENTS

        On July 31, 1998, the Company consummated an initial public offering of 5,000,000 shares of its Common Stock at a price to the public of $7.00 per share. The net proceeds to the Company from the offering were approximately $31.9 million. Concurrent with the closing of the initial public offering, 7,887,381 shares of convertible preferred stock were converted into an equivalent number of shares of common stock. The net proceeds received by the Company upon the consummation of such offering were invested in short-term, investment-grade, interest-bearing instruments. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Factors That May Affect Future Results of Operations" and elsewhere in this Form 10-Q that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "future", "intends", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

        The following management's discussion and analysis of the financial condition and results of operations should be read in conjunction with the management's discussion and analysis of the financial condition and results of operations included in the Company's Form S-1 declared effective on July 27, 1998.

        Echelon, LonBuilder, LonMaker, LonPoint, LonTalk, LonUsers, LONWORKS, Neuron, and NodeBuilder are trademarks, registered trademarks, service marks or registered service marks of the Company.

OVERVIEW

        Echelon Corporation develops, markets and supports a family of hardware and software products and services that enables original equipment manufacturers ("OEMs") and systems integrators to design and implement open, interoperable, distributed control networks. The Company offers its products and services to OEMs and systems integrators in the building, industrial, transportation, home and other automation markets. The Company provides a variety of technical training courses related to its products and underlying technology as well as customer support to its customers on a per incident or annual contract basis.

        The Company markets its products and services in North America, Europe, Japan and selected Asia-Pacific countries through a direct sales organization augmented with the use of third-party distributors. International sales, which include both export sales and sales by the Company's international subsidiaries, accounted for 56.6% and 58.9% of total revenues for the second quarters of 1998 and 1997, respectively, and 56.4% and 56.7% for the six months ended June 30, 1998 and 1997, respectively. The Company believes that revenues from Asian operations may grow more slowly than for other international markets in part due to the current economic crisis in Asia. Revenues from Asian operations for the year-to-date are generally consistent with the Company's lowered expectations but are not expected to have a significant impact on the Company's liquidity or results of operations. For the six months ended June 30, 1998, 9.4% of the Company's revenues were denominated in currencies other than the U.S. dollar, principally the Japanese Yen. However, this percentage may increase over time as the Company responds to market requirements to sell its products and services in local currencies, such as the forthcoming Euro. As a result, the Company's operations and the market price of its products may be directly affected by economic and political conditions in the countries where the Company does business. Additional risks inherent in the Company's international business activities include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers. The Company expects that international sales will continue to constitute a significant portion of total revenues.

        The Company derives its revenues primarily from the sale and licensing of its products and, to a lesser extent, from fees associated with training and technical support offered to its customers. Product revenues consist of revenues from sales of transceivers, control modules, routers, network interface devices and development tools and from licenses for network services software products. Revenues from software licensing arrangements have not been significant to date. Service revenues consist of product support (including software post-contract support services) and training. The Company recognizes revenue from product sales at the time of shipment to the customer. Estimated reserves for warranty costs as well as for sales returns and allowances related to anticipated return of products sold to distributors with limited rights of return, which have not been material to the Company's financial results, are recorded at the time of sale. Revenue from software sales is recognized upon shipment of the software if there are no significant post-delivery obligations and if collection is probable. The Company generally has not had any significant post-delivery obligations associated with the sale of its products. Service revenues are generally recognized as the services are performed.

        The Company has experienced operating losses in all prior fiscal years and for the six months ended June 30, 1998. During this period, the Company has made significant investments in product development to implement open control networks. Such development projects included development of transceivers, control modules, routers, network interface devices, network management software and the LonPoint System. Furthermore, because the Company's strategy is significantly dependent upon achieving broad adoption of its LONWORKS technology across many industries worldwide, the Company has incurred significant selling and marketing expense promoting its products. The Company currently believes it is unlikely that its future rate of growth of product development, sales and marketing expenses will fall below historical levels. Additionally, the Company believes that it has priced its products at competitive levels to ensure broad adoption of LONWORKS technology. The Company continues to invest significantly in product development, sales and marketing, and to the extent such expenditures do not result in significant increases in revenues, the Company will continue to incur operating losses for the foreseeable future and the Company's business, operating results and financial condition will be materially and adversely affected.

        The Company has experienced, and expects to continue to experience, significant variability in its quarterly and annual results due to a number of factors, many of which are outside of the Company's control. The Company believes that one of the factors in such variability is the fluctuation in the rates at which OEMs purchase the Company's products and services, which is impacted by OEMs' own business cycles. Another factor in such variability is the timely introduction of new products. From time to time, the introduction of new products by the Company has been delayed beyond the Company's projected shipping date. In each instance, such delays have resulted in increased costs and delayed revenues. Because future revenues are dependent on the timely introduction of new product offerings, any such future delays could have a material adverse effect on the Company's business, operating results and financial condition. The Company's expense levels are based, in significant part, on expectations of future revenues. Consequently, if revenue levels are below expectations, expense levels could be disproportionately high as a percentage of total revenues, and operating results would be immediately and adversely affected. The Company has failed to meet its expectations of future revenues in the past. In addition, the growth of the Company's revenues has been adversely affected by declines in sales of existing products over time.


Revenues

        Total revenues grew to $8.5 million in the second quarter of 1998 from $7.0 million in the second quarter of 1997. Total revenues for the six months ended June 30, 1998 grew to $16.5 million from $14.5 million in the same period of 1997. One customer, EBV Elektronik GmbH ("EBV"), the sole distributor of the Company's products in Europe since December 1997, accounted for 21.9% and 21.3% of total revenues for the second quarter of 1998 and the six months ended June 30, 1998, respectively. For both the second quarter of 1997 and for the six months ended June 30, 1997, no customer accounted for greater than 10% of total revenues.

        Product. Product revenues grew to $7.7 million in the second quarter of 1998 from $5.9 million in the second quarter of 1997. Product revenues for the six months ended June 30, 1998 grew to $14.9 million from $12.5 million in the same period of 1997. The 29.1% increase in product revenues between the two quarters and the 19.0% increase in product revenues between the two six month periods was primarily a result of increasing sales of control and connectivity products partially offset by the decrease in sales for the network services and development tools products.

        Service. Service revenues decreased to $873,000 in the second quarter of 1998 from $1.0 million in the second quarter of 1997. Service revenues for the six months ended June 30, 1998 decreased to $1.6 million from $2.0 million in the same period of 1997. The 15.7% decrease in service revenues between the two quarters and the 16.2% decrease in service revenues between the two six month periods was primarily due to the timing and the number of technical training courses offered by the Company.

Cost of Revenues

        Cost of product. Cost of product revenues consist of costs associated with the purchase of components and subassemblies, as well as allocated labor, overhead and manufacturing variances associated with the packaging, preparation and shipment of products. Cost of product revenues in the second quarter of 1998 increased to $3.4 million from $2.8 million in the same period of 1997 an increase of 18.2%, representing product gross margins of 56.3% and 52.2%, respectively. Cost of product revenues for the six months ended June 30, 1998 increased to $6.6 million from $6.0 million in the same period of 1997, an increase of 11.0%, representing product gross margins of 55.6% and 52.4%, respectively. The increase in product gross margins for both the quarter and six month comparisons was primarily due to cost reductions for the Company's higher volume control and connectivity products.

        Cost of service. Cost of service revenues consist of employee-related costs as well as direct costs incurred in providing training and customer support services. Cost of service revenues for the second quarter of 1998 decreased slightly to $434,000 from $445,000 in the same period of 1997, a decrease of 2.5%, representing service gross margins of 50.3% and 57.0%, respectively. Cost of service revenues for the six months ended June 30, 1998 increased to $977,000 from $900,000 in the same period of 1997, an increase of 8.6%, representing service gross margins of 40.6% and 54.1%, respectively. The decrease in service gross margins for both the quarter and six month comparison periods was due primarily to the decline in service revenues.

Operating Expenses

        Product development. Product development expenses consist primarily of payroll and related expenses, expensed material and facility costs associated with the development of new technologies and products. Product development expenses for the second quarter of 1998 increased to $1.8 million from $1.7 million in the same period of 1997, representing 21.1% and 24.7%, respectively, of total revenues. Product development expenses for the six months ended June 30, 1998 increased to $3.8 million from $3.5 million in the same period of 1997, representing 22.8% and 24.0%, respectively, of total revenues. The dollar amount increases for both the quarter and six month comparison periods were primarily the result of increased salaries and other costs related to the hiring of additional engineering personnel to support the development of new and existing products.

        Sales and marketing. Sales and marketing expenses consist primarily of payroll and related expenses including commissions to sales personnel, travel and entertainment, advertising and product promotion and facilities costs associated with the Company's sales and support offices. Sales and marketing expenses for the second quarter of 1998 remained flat at $3.1 million from the same period of 1997, representing 35.9% and 45.0%, respectively, of total revenues. Sales and marketing expenses for the six months ended June 30, 1998 slightly decreased to $6.1 million from $6.2 million from the same period of 1997, representing 36.9% and 42.6%, respectively, of total revenues. The decrease in sales and marketing expense as a percentage of total revenues was due primarily to the larger revenue base in 1998.

        General and administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expenses for the second quarter of 1998 increased slightly to $1.1 from $1.0 million in the same period in 1997, representing 12.3% and 14.1%, respectively, of total revenues. General and administrative expenses for the six months ended June 30, 1998 decreased slightly to $2.0 from $2.1 million in the same period in 1997, representing 12.0% and 14.4%, respectively, of total revenues.

        Interest and other income, net. Interest and other income, net primarily reflects interest earned by the Company on its cash and short-term investment balances. Interest and other income, net for the second quarter of 1998 decreased to $34,000 from $122,000 for the comparable period in 1997. Interest and other income, net for the six months ended June 30, 1998 decreased to $109,000 from $214,000 for the comparable period in 1997. Both quarter and six month comparison decreases were primarily due to the lower cash and short-term investments balances, especially during the second quarter of 1998.

        Provision for income taxes. Income taxes consist of income taxes related to certain of the Company's foreign subsidiaries. Income taxes were $45,000 and $35,000 for the second quarter of 1998 and 1997, respectively. Income taxes were $100,000 and $90,000 for the six months ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has financed its operations and met its capital expenditure requirements primarily from the private sale of Preferred Stock and Common Stock. From inception through June 30, 1998, the Company had raised $95.0 million from the sale of Preferred Stock and Common Stock.

        Net cash used in operating activities was $4.9 million and $5.1 million for the six months ended June 30, 1998 and 1997. Net cash used in operations is attributable primarily to the losses from operations in each of the periods. As of June 30, 1998, inventories have grown $1.0 million since the end of the year due to the combination of revenue growth, new product introductions, and product and vendor transitions. Receivables have grown by $1.2 million as of June 30, 1998, primarily due to increased revenues.

        Net cash used in investing activities was $8.1 million for the six months ended June 30, 1997. This amount primarily reflected the purchases of short-term investments of $7.9 million related to the placement of the equity raised through the issuance of Preferred Stock in May 1997 and capital expenditures of $242,000. Net cash provided by investing activities was $2.5 million for the six months ended June 30, 1998. The net cash provided by investing activities reflected the maturities of short-term investments of $3.0 million partially offset by capital expenditures of $529,000.

        Net cash provided by financing activities was $687,000 and $10.0 million for the six months ended June 30, 1998 and 1997, respectively. Net cash provided by financing activities consisted primarily of proceeds from private sales of Preferred Stock and Common Stock and the exercise of employee stock options. At June 30, 1998, the Company had cash and cash equivalents of $3.0 million. The Company has a revolving line of credit agreement with a bank, whereby the Company may borrow up to 85% of eligible accounts receivable, not to exceed $5.0 million. Advances under the credit agreement bear interest at the bank's reference rate or, at the option of the Company, at a fixed rate of interest equal to the London interbank offered rate plus 150 basis points. As of June 30, 1998, the amount available to be borrowed thereunder would have been $1.8 million. There was approximately $65,000 outstanding under this line of credit in the form of a letter of credit. The credit agreement, which expires in May 1999, contains certain negative covenants restricting the Company's ability to pay dividends or enter into certain financial transactions. The credit agreement also contains a minimum tangible net worth requirement, determined on a quarterly basis.

        On July 31, 1998, the Company consummated an initial public offering of 5,000,000 shares of its Common Stock at a price to the public of $7.00 per share. The net proceeds to the Company from the offering were approximately $31.9 million. Concurrent with the closing of the initial public offering, 7,887,381 shares of convertible preferred stock were converted into an equivalent number of shares of common stock. The net proceeds received by the Company upon the consummation of such offering were invested in short-term, investment-grade, interest-bearing instruments.

        The Company believes that its existing available cash, credit facility and the proceeds from its initial public offering, will satisfy the Company's projected working capital and other cash requirements for at least the next 24 months. However, there can be no assurance that the Company will not require additional financing within this period or that any such financing will be available to the Company in the amounts or at the times required by the Company, or on acceptable terms, if at all. The failure of the Company to obtain additional financing could have a material adverse effect on the Company's business, operating results and financial condition.

New Pronouncements

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130, which was adopted by the Company in the first quarter of 1998, requires companies to report a new measurement of income. "Comprehensive Income (Loss)" is to include foreign currency translation gains and losses and other unrealized gains and losses that have historically been excluded from net income (loss) and reflected instead in equity. The following table reconciles comprehensive net loss under the provisions of SFAS No. 130 for the six months ended June 30, 1998 and 1997 (in thousands):

                                                                                         JUN 30,                   JUN 30,
                                                                                          1998                      1997
                                                                                        --------                  --------
Net loss...............................................................                  $(2,911)                  $(3,970)
Foreign currency translation adjustments...............................                     (154)                     (114)
                                                                                        --------                  --------
Comprehensive net loss.................................................                  $(3,065)                  $(4,084)
                                                                                        ========                  ========

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for disclosure of segment information and which will be adopted by the Company in the fourth quarter of 1998. The Company anticipates that SFAS No. 131 will not have a material impact on its financial statements.

        In December 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2 which superseded SOP 91-1, "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in the Company's fiscal year beginning January 1, 1998. Management has assessed this new statement and the adoption in the first quarter of fiscal
1998 did not have a material effect on the Company's financial statements or on the timing of the Company's revenue recognition, or cause changes to its revenue recognition policies.

        In April 1998, the AICPA issued SOP 98-5 "Reporting the Costs of Start-up Activities". SOP 98-5 is effective for the Company's fiscal year beginning January 1, 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Management believes the adoption of SOP 98-5 will not have a material effect on the Company's financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

        The Company's future results of operations are dependent upon a number of factors, including those described below. For a complete description of such factors, see the Company's Form S-1 declared effective on July 27, 1998.

HISTORY OF LOSSES; ACCUMULATED DEFICIT; ANTICIPATED CONTINUING LOSSES; UNCERTAINTY OF FUTURE OPERATING RESULTS

        The Company has incurred net losses each year since its inception. At June 30, 1998, the Company had an accumulated deficit of $87.6 million. The Company has invested and continues to invest significant financial resources in product development, marketing and sales, and to the extent such expenditures do not result in significant increases in revenues, the Company's business, operating results and financial condition will be materially and adversely affected. Due to the limited history and undetermined market acceptance of many of the Company's products and technologies, the rapidly evolving nature of the Company's business and markets, potential changes in voluntary product standards that significantly influence many of the markets for the Company's products, the high level of competition in the industries in which the Company operates and the other factors described elsewhere in this document, there can be no assurance that the Company's investment in these areas will result in increases in revenues or that any revenue growth that is achieved can be sustained. Any revenue growth that the Company has achieved or may achieve may not be indicative of future operating results. In addition, the Company's history of losses make future operating results difficult to predict. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies. As a result, there can be no assurance that the Company will be profitable in any future period. Future operating results will depend on many factors, including the growth of the markets for the Company's products, the acceptance of the Company's products, the level of competition, the ability of the Company to develop and market new products, and general economic conditions. In view of the uncertainties identified herein, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. As of December 31, 1997, the Company had net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $76.0 million and $5.0 million, respectively, which expire at various dates through 2012. In addition, as of December 31, 1997, the Company had tax credit carryforwards of approximately $3.5 million, which expire at various dates through 2012. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. The Company had deferred tax assets, including its net operating loss carryforwards and tax credits, totaling approximately $33.6 million as of December 31, 1997. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance, the history of losses and the variability of operating results.


FLUCTUATIONS IN OPERATING RESULTS

        The Company has experienced, and expects to continue to experience, significant variability in its quarterly and annual results, as a result of a number of factors, many of which are outside of the Company's control. The Company believes that such variability is primarily due to the fluctuations in the rates at which OEMs purchase the Company's products and services, the OEMs' own business cycles, the timely introduction of new products, any downturns in any customer's or potential customer's business, the Company's ability to anticipate and effectively adapt to developing markets and rapidly changing or new technologies and distribution channels, increased competition, market acceptance of the Company's products, product life cycles, order delays or cancellations, changes in the mix of products and services sold by the Company, shipment and payment schedules, changes in pricing policy by the Company or its competitors, changes in product distribution, product ratings by industry analysts and endorsement of competing products by industry groups. Declines in general economic conditions could also precipitate significant reductions in capital spending, which could, in turn, affect orders for the Company's products. The Company's expense levels are based, in significant part, on expectations of future revenues. Consequently, if revenue levels are below expectations, expense levels could be disproportionately high as a percentage of total revenues, and operating results would be immediately and adversely affected. The Company has failed to meet its expectations of future revenues in the past. As a result of these and other factors, the Company believes that its revenues and operating results are difficult to predict and are subject to fluctuations from period to period, and that period-to-period comparisons of its results of operations are not meaningful and should not be relied upon as indications of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

DEPENDENCE ON OEMS AND DISTRIBUTION CHANNELS

        To date, substantially all of the Company's sales of its products have been to OEMs. The rate at which the Company's products are used in control networks is primarily subject to product and marketing decisions made by OEMs. The Company believes that since OEMs in certain industries receive a large portion of their revenues from sales of products and services to their installed base, such OEMs have tended to moderate the rate at which they incorporate LONWORKS technology into their products. The Company has attempted to motivate OEMs, as well as systems integrators and owners of control systems, to effect a more rapid transition to LONWORKS technology. Furthermore, OEMs that manufacture and promote products and technologies that compete or may compete with the Company may be particularly reluctant to employ the Company's products and technologies to any significant extent, if at all. There can be no assurance that the Company will be able to improve the current rate of acceptance or usage of its products by OEMs and others, or that such usage will not decrease over time. The failure to increase acceptance or usage of the Company's products, or any decrease in usage of its products, would have a material adverse effect on the business, operating results and financial condition of the Company.

        Currently, a significant portion of the Company's revenues are derived from sales by EBV, the sole independent distributor of the Company's products to OEMs in Europe since December 1997. EBV accounted for 21.9% and 21.3% of the Company's total revenues for the second quarter of 1998 and for the six months ended June 30, 1998, respectively. The Company's agreement with EBV expires in November 1998. In addition, as part of its distribution strategy, the Company intends to develop distribution arrangements with systems integrators. In particular, the Company expects that a significant portion of its future revenues will be derived from sales by such systems integrators. Any failure by EBV or any other existing or future distributor to dedicate sufficient resources and efforts to the marketing and selling of the Company's products, or to generate significant revenues for the Company, could have a material adverse effect on the Company's business, operating results and financial condition. Also, the failure of the Company to develop new distribution channels, to maintain the EBV arrangement or any other distribution channels, or to renew the EBV arrangement on a timely basis, would result in reduced or delayed revenues, increased operating expenses and loss of customer goodwill, any of which could have a material adverse effect on the business, operating results and financial condition of the Company.

DEPENDENCE ON KEY MANUFACTURERS

        The Neuron Chip is an important component used by the Company's customers in control network nodes. In addition, the Neuron Chip is an important device used in many of the Company's products. Neuron Chips are manufactured and distributed by both Motorola, Inc. ("Motorola") and Toshiba Corporation ("Toshiba"). The Company has entered into licensing agreements with each of Motorola and Toshiba. The agreements, among other things, grant Motorola and Toshiba the worldwide right to manufacture and distribute Neuron Chips using technology licensed from the Company and require the Company to provide support and unspecified updates to the licensed technology over the terms of the agreements. The Motorola and Toshiba agreements expire in December 1999 and January 2000 respectively, unless renewed. However, both Motorola and Toshiba have the right to terminate the agreements at any time. While the Company developed the first version of the Neuron Chip, Motorola and Toshiba subsequently developed improved, lower-cost versions of the Neuron Chip that are presently utilized in products developed and sold by the Company and its customers. The Company currently has no other source of supply for Neuron Chips and has neither the resources nor the skills to replace either Motorola or Toshiba as a designer, manufacturer or distributor of Neuron Chips. Motorola and Toshiba have played, and are expected to continue to play, a key role in the development and marketing of LONWORKS technology. The loss of either Motorola or Toshiba as a supplier of the Neuron Chip would have a material adverse effect on the business, operating results and financial condition of the Company, and in such event there can be no assurance that the Company would be able to locate an alternate source for the design, manufacture or distribution of Neuron Chips.

        The Company's future success will also depend, in significant part, on its ability to successfully manufacture its products cost-effectively and in sufficient volumes. For certain key products, the Company utilizes outsourced manufacturers including GET Manufacturing, Inc., Hi-Tech Manufacturing, Inc., muRata Electronics North America, Inc. and Quadrus Manufacturing Division of Bell Microproducts, Inc. These outsourced manufacturers procure material and assemble, test and inspect the final products to the Company's specifications. Such a strategy involves certain risks, including the potential absence of adequate capacity and reduced control over delivery schedules, product availability, manufacturing yields, quality and costs. In addition, several key components are currently purchased only from sole or limited sources. Any interruption in the supply of these products or components, or the inability of the Company to procure these products or components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, operating results and financial condition.

COMPETITION

        Competition in the Company's markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must continue to develop and introduce, on a timely and cost-effective basis, new products, features and services that keep pace with the evolving needs of its customers. The principal competitive factors affecting the markets for the Company's control network products are customer service and support, product reputation, quality, performance, price and product features such as adaptability, scalability, ability to integrate with other products, functionality and ease of use. The Company believes it has in the past generally competed favorably with offerings of its competitors on the basis of these factors. However, there can be no assurance that the Company will continue to be able to compete effectively based on these or any other competitive factors in the future.

        In each of its markets, the Company competes with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. The Company's competitors include some of the largest companies in the electronics industry, such as Siemens AG ("Siemens") in the building and industrial automation industries and Allen-Bradley, a subsidiary of Rockwell International ("Allen-Bradley"), and Groupe Schneider ("Schneider") in the industrial automation industry. Many of the Company's competitors, alone or together with their trade associations and partners, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition and broader product offerings. As a result, such competitors may be able to devote greater resources to the development, marketing and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufacture and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Accordingly, there can be no assurance that the Company will be able to compete successfully with existing or new competitors, or that competition will not have a material adverse effect on the business, operating results or financial condition of the Company.

        Many of the Company's current and prospective competitors are dedicated to promoting closed or proprietary systems, technologies, software and network protocols or product standards that differ from, or are incompatible with, those of the Company. In some cases, companies have established associations or cooperative relationships to enhance the competitiveness and popularity of their products, or to promote such different or incompatible technologies, protocols and standards. For example, in the building automation market, the Company faces widespread reluctance by vendors of traditional closed or proprietary control systems (who enjoy a captive market for servicing and replacing equipment) to utilize the Company's interoperable technologies, as well as strong competition by large trade associations that promote alternative technologies and standards in their native countries, such as the BatiBus Club International in France and the European Installation Bus Association in Germany (each of which has over 100 members and licensees). Other examples include the CEBus Industry Council, which is the proponent of an alternative protocol to the Company's LonTalk protocol for use in the home automation industry, and a group comprised of Asea Brown Boveri, ADtranz AB, Siemens, GEC Alstrom and other manufacturers that support an alternative rail transportation protocol to the Company's LonTalk protocol. There can be no assurance that the Company's technologies, protocols or standards will be successful in any of its markets, or that the Company will be able to compete with new or enhanced products or standards introduced by existing or future competitors. Any increase in competition or failure by the Company to effectively compete with new or enhanced products or standards could result in fewer customer orders, price reductions, reduced order size, reduced operating margins and loss of market share, any of which could have a material adverse effect on the business, operating results or financial condition of the Company.

        LONWORKS technology is open, meaning that many of the Company's key technology patents are broadly licensed without royalties or license fees. As a result, the Company's customers are capable of developing products that compete with some of the Company's products. Because some of the Company's customers are OEMs that develop and market their own control systems, these customers in particular could develop competing products based on the Company's open technology. This could decrease the market for the Company's products, increase competition, and have a material adverse effect on the Company's business, operating results and financial condition.


DEPENDENCE ON KEY PERSONNEL

        The Company's performance is substantially dependent on the performance of its executive officers and key employees. The loss of the services of any of the Company's executive officers or key employees could have a material adverse effect on the business, operating results and financial condition of the Company. The Company is particularly dependent upon its Chief Executive Officer, as well as its technical personnel, due to the specialized technical nature of the Company's business. The Company's future success will depend on its ability to attract, integrate, motivate and retain qualified technical, sales, operations and managerial personnel. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain qualified executive officers and key personnel necessary for the development and success of its business. Currently, only Frederik Bruggink, the Company's Vice President, Europe, Middle East and Africa, is bound by an employment agreement. If the Company is unable to hire personnel on a timely basis in the future, the Company's business, operating results and financial condition will be materially and adversely affected. In addition, the departure or replacement of key personnel could be disruptive, lead to additional departures and therefore have a material adverse effect on the Company's business, operating results and financial condition. The Company maintains and is the beneficiary of life insurance policies in the amount of $2.5 million covering each of M. Kenneth Oshman, its Chief Executive Officer, Beatrice Yormark, its Vice President of Sales and Marketing, and Oliver R. Stanfield, its Chief Financial Officer. There can be no assurance that such proceeds would be sufficient to compensate the Company in the event of the death of Mr. Oshman, Ms. Yormark or Mr. Stanfield.

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE

        Customer requirements for control network products can change as a result of innovations or changes within the building, industrial, transportation, home and other industries. For example, the adoption of new or different standards within industry segments may give rise to new customer requirements, which may or may not be compatible with the Company's current or future product offerings. The Company's future success depends in large part on its ability to continue to enhance existing products, lower product cost and develop new products that maintain technological competitiveness. There can be no assurance that the Company will be successful in modifying its products and services to address these requirements and standards. For example, certain of the Company's competitors may develop competing technologies based on Internet protocols that may have advantages over the Company's products in remote connection. If the Company is unable, for technological or other reasons, to develop new products or enhancements of existing products in a timely manner to respond to changing market conditions, competitive factors and customer requirements, the Company's business, operating results and financial condition would be materially adversely affected.

        From time to time, the introduction of new products by the Company has been delayed beyond the Company's projected shipping date for such products. In each instance, such delays have resulted in increased costs and delayed revenues. Because future revenues are dependent on the timely introduction of new product offerings, any such future delays could have a material adverse effect on the Company's business, operating results and financial condition.


MARKET ACCEPTANCE OF INTEROPERABILITY

        The future operating success of the Company will depend, in significant part, on the successful development of interoperable products by the Company and OEMs, and the acceptance of interoperable products by systems integrators and end-users. When products or subsystems from multiple vendors can be integrated into a control system without the need to develop custom hardware or software, they are "interoperable". The Company has expended considerable resources to develop, market and sell interoperable products, and has made such products a cornerstone of its sales and marketing strategy. The Company has widely promoted interoperable products as offering benefits such as lower life-cycle costs and improved flexibility to owners and users of control networks. However, there can be no assurance that OEMs who manufacture and market closed systems will accept, promote or employ interoperable products, since doing so may expose such OEMs' businesses to increased competition. In addition, there can be no assurance that OEMs will, in fact, successfully develop interoperable products, or that OEMs' interoperable products will be accepted by their customers. The failure of OEMs to develop interoperable products, or the failure of interoperable products to achieve market acceptance, would have a material adverse effect on the business, operating results and financial condition of the Company.


INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS

        The Company's sales and marketing operations are located in 10 countries. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for approximately 56.6% and 56.4% of the Company's total revenues during the second quarter of 1998 and for the six months ended June 30, 1998, respectively. The Company's operations and the market price of its products may be directly affected by economic and political conditions in the countries where the Company does business. In addition, there can be no assurance that the Company will be able to maintain or increase the international demand for its products. Additional risks inherent in the Company's international business activities generally include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of non-local products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, including restrictions on repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business transacted by the Company in other countries in any given quarter, the timing of the Company's revenues and its ability to forecast its projected operating results for such quarter. For the six months ended June 30, 1998, approximately 9.4% of the Company's revenues were conducted in currencies other than the U.S. dollar, principally the Japanese Yen. Fluctuations in the value of currencies in which the Company conducts its business relative to the U.S. dollar could cause currency translation adjustments. The Company has recently experienced and in the future may experience an increase in currency translation adjustments relative to currencies of Asia Pacific countries, as well as order delays, cancellations and pricing pressure in those countries as a result of general economic conditions in that region. The forthcoming introduction of the "Euro" as the standard currency in participating European countries may also impact the ability of the Company to denominate sales transactions in U.S. dollars. To the extent that fewer of the Company's sales in Europe are denominated in U.S. dollars, the Company may experience an increase in currency translation adjustments, particularly as a result of general economic conditions in Europe as a whole. The Company does not currently engage in currency hedging transactions or otherwise cover its foreign currency exposure. There can be no assurance that such factors will not have a material adverse effect on international revenues and, consequently, the Company's business, operating results and financial condition.

LENGTHY SALES CYCLE

        The sales cycle between initial customer contact and execution of a contract or license agreement with a customer can vary widely. OEMs typically conduct extensive and lengthy product evaluations before making initial purchases of the Company's products. Subsequent purchases of the Company's products may be delayed by prolonged product development and introduction periods for OEMs. Attendant delays in the Company's sales cycle can result from, among other things, changes in customers' budgets or in the priority assigned to control network development and to educating customers as to the potential applications of and cost savings associated with the Company's products. The Company generally has little or no control over these factors, which may cause a potential customer to favor a competitor's products, or to delay or forgo purchases altogether. As a result of the foregoing, the Company's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete transactions could have a material adverse effect on the Company's business, operating results and financial condition and cause the Company's operating results to vary significantly from period to period.

LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS

        The Company's success depends significantly upon its intellectual property rights. The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its intellectual property rights, all of which afford only limited protection. The Company has 65 issued U.S. patents, 21 pending U.S. patent applications, and various foreign counterparts. There can be no assurance that patents will issue from these pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect the Company's technology. Failure of any patents to protect the Company's technology, may make it easier for the Company's competitors to offer equivalent or superior technology. The Company has registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. Any failure by the Company to properly register or maintain its trademarks or to otherwise take all necessary steps to protect its trademarks may diminish the value associated with the Company's trademarks. In addition, any failure by the Company to take all necessary steps to protect its trade secrets or other intellectual property rights may have a material adverse effect on the Company's ability to compete in its markets. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. There can be no assurance that any patents, trademarks, copyrights or intellectual property rights that have been or may be issued or granted will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide protection for the Company's proprietary rights. In addition, there can be no assurance that the Company has taken or will take all necessary steps to protect its intellectual property rights. Third parties may also independently develop similar technology without breach of the Company's trade secrets or other proprietary rights. The Company has licensed in the past and may license in the future its key technologies to third parties. In addition, the laws of some foreign countries, including several in which the Company operates or sells its products, do not protect proprietary rights to as great an extent as do the laws of the United States. Certain of the Company's products are licensed under shrink wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions.

        From time to time, litigation may be necessary to defend and enforce the Company's proprietary rights. Such litigation could result in substantial costs and diversion of management resources and could have a material adverse effect on the Company's business, operating results and financial condition, regardless of the final outcome. Despite the Company's efforts to safeguard and maintain its proprietary rights both in the United States and abroad, there can be no assurance that the Company will be successful in doing so or that the steps taken by the Company in this regard will be adequate to deter infringement, misuse, misappropriation or independent third-party development of the Company's technology or intellectual property rights or to prevent an unauthorized third party from copying or otherwise obtaining and using the Company's products or technology. Any of such events could have a material adverse effect on the Company's business, operating results and financial condition.

RISKS OF PRODUCT DEFECTS OR MISUSE

        Products developed, licensed and sold by the Company may contain errors or failures or may be improperly installed or implemented. There can be no assurance that errors or failures will not be found in the Company's products or that, if discovered, the Company will be able to successfully correct such errors or failures in a timely manner or at all. In addition, there can be no assurance that the Company's products will be properly installed or implemented by third parties. The occurrence of errors or failures in the Company's products and applications, or improper installation or implementation of the Company's products, could result in loss of or delay in market acceptance, increased service and warranty costs or payment of compensatory or other damages. In addition, such errors or failures may result in delays of revenue recognition by the Company and diversion of the Company's engineering resources to correct such defects. The Company maintains errors and omissions insurance to cover liability associated with its operations but there can be no assurance that any such insurance will be available or will be sufficient in amount to cover any particular claim. Although the Company's agreements with its customers typically contain provisions intended to limit the Company's exposure to potential claims as well as any liabilities arising from such claims, and may in very limited instances require that the Company be named as an additional insured under the insurance policies carried by some of its customers, such contracts and insurance may not effectively protect the Company against the liabilities and expenses associated with product errors or failures. Accordingly, errors or failures in the Company's products or applications or improper installation or implementation of the Company's products by third parties could have a material adverse effect on the Company's business, operating results and financial condition. In addition, because of the low cost and interoperable nature of the Company's products, LONWORKS technology could be used in a manner for which it was not intended, which could lead to loss of goodwill or material financial losses for the Company, or otherwise have a material adverse effect on the Company's business, operating results and financial condition.

REGULATORY ACTIONS

        Many of the Company's products and the industries in which they are used are subject to U.S. and foreign regulation. Government regulatory action could greatly reduce the market for the Company's products. For example, the power line medium (the communications medium used by some of the Company's products) is subject to special regulations in North America, Europe and Japan. These regulations limit the ability of companies in general to use power lines as a communication medium. In addition, some of the Company's competitors have attempted to use regulatory actions to reduce the market opportunity for the Company's products or to increase the market opportunity for the competitors' products. For example, the Consumer Electronics Manufacturers Association ("CEMA"), a trade association that developed the CEBus protocol, an alternative to the Company's LonTalk protocol for use in home automation applications, has proposed that the Federal Communications Commission ("FCC") adopt a standard for television-cable compatibility that encompasses CEBus. CEMA has also proposed the use of such standard with respect to an FCC rulemaking relating to the commercial availability of navigation devices, such as set-top boxes. The Company has resisted these efforts and will continue to oppose competitors' efforts to use regulation to impede competition in the markets for the Company's products. There can be no assurance that existing or future regulations or regulatory actions would not adversely affect the market for the Company's products or require significant expenditures of management, technical or financial resources, any of which could have a material adverse effect on the Company's business, operating results and a financial condition.

VOLUNTARY STANDARDS

        Standards bodies, which are formal and informal associations that attempt to set voluntary, non-governmental product standards, are influential in many of the Company's target markets. Some of the Company's competitors have attempted to use voluntary standards to reduce the market opportunity for the Company's products, or to increase the market opportunity for the competitors' products, by lobbying for the adoption of voluntary standards that would exclude or limit the use of the Company's products. The Company participates in many voluntary standards processes both to avoid adoption of exclusionary standards and to promote voluntary standards for the Company's products. However, the Company does not have the resources to participate in all voluntary standards processes that may affect its markets. The adoption of voluntary standards that are incompatible with the Company's products or technology could have a material adverse effect on the Company's business, operating results and financial condition.

YEAR 2000 COMPLIANCE

        Computer programs that are written using two digits rather than four to define the applicable year, may have date-sensitive software and, for instance, may recognize a date using 00 as the year 1900 rather than the year 2000 ("Date Code Dependency"). This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities. The Company's enterprise resource planning ("ERP") system does have Date Code Dependencies. The Company is in the process of replacing its current ERP system, and believes that this replacement will be completed by June 1999, before any Date Code Dependencies within the Company's current ERP system have a material adverse impact upon the Company's operations. The Company has not yet estimated the cost of such replacement. The Company is currently evaluating the dependency of its products on date codes and intends to announce a program for addressing the impact of the year 2000 on any such products in the near future. Failure of the Company's ERP system or its products to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Date Code Dependency issues may also arise with respect to any modifications made to the Company's products by a party other than the Company or from the combination or use of the Company's products with any other software programs or hardware devices not provided by the Company, and therefore may result in unforeseen Year 2000 compliance problems for some of the Company's customers, which could result in reduced customer orders or liability to the Company, and which could have a material adverse effect on the Company's business, operating results and financial condition. The Company faces risks to the extent that suppliers of products, services and systems purchased by the Company have business systems or products that have a Date Code Dependency. In the event any such third parties cannot provide the Company with products, services or systems that meet year 2000 requirements in a timely manner, the Company's business operating results and financial condition could be materially adversely affected. In addition, some of the Company's customers or vendors could experience Date Code Dependency problems that could result in disruptions of their internal operations, could delay their purchases of the Company's products, and, in turn, could result in a material adverse effect on the Company's business, operating results and financial condition.

CONTROL BY EXISTING STOCKHOLDERS

        As of July 31, 1998, the directors and executive officers of the Company, together with certain entities affiliated with them, beneficially own 46.4% of the Company's outstanding Common Stock and Motorola, a principal stockholder of the Company, owns 12.1% of the Company's outstanding Common Stock. Further, pursuant to the terms of the stock purchase agreement under which Motorola initially acquired its shares, Motorola and two other stockholders which together own approximately 6.1% of the Company's outstanding Common Stock have agreed to vote (i) all of their shares in favor of the slate of director nominees recommended by the Board of Directors, and (ii) a number of shares equal to at least that percentage of shares voted by all other stockholders for or against any given matter, as recommended by the Board of Directors, (except certain matters relating to certain changes to the Company's charter, liquidations, a sale of the Company or a merger of the Company into another entity), as recommended by a majority of the Board of Directors. As a result, these stockholders would be able to control substantially all matters requiring approval by the stockholders of their Company, including the election of all directors and approval of significant corporate transactions.

POSSIBLE VOLATILITY OF STOCK PRICE

        The market price of the Company's Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, there has been significant volatility in the market price of securities of technology companies (especially those in new or emerging industries, such as the Company), which volatility is often unrelated to the operating performance of particular companies. In the future, the Company's operating results could fall below analysts' expectations, which would adversely affect the market price of the Company's Common Stock. In the past, following a period of volatility in the market price of a company's securities, securities class action lawsuits have often been instituted against companies. If brought against the Company, regardless of outcome, the costs and diversion of management resources of defending such litigation could have a material adverse effect on its business, operating results and financial condition.

                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 1.  LEGAL PROCEEDINGS

                     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

        The following information relates to all securities of the Company sold by the Company within the past quarter which were not registered under the securities laws at the time of grant, issuance and/or sale.

        During the period from April 1, 1998 to June 30, 1998, the Company sold an aggregate of 133,092 shares of unregistered Common Stock to 26 individuals who were employees of the Company, for an aggregate offering price of $133,219. These shares were sold pursuant to the exercise of options issued under the Company's 1988 Stock Option Plan. As to each employee who was issued such securities, the Company relied upon Rule 701 of the Securities Act. Each such person purchased securities of the Company pursuant to a written contract between such person and the Company; in addition, the Company met the conditions imposed under Rule 701(b).

        Appropriate legends were affixed to the share certificates issued in the transactions described above. All recipients had adequate access, through their relationships with the Company, to information about the Company.

        In January 1998, the Company registered with the Commission pursuant to a Regulation A Offering Statement options granted under the Company's 1997 Stock Plan to purchase up to 3,571,428 of the Company's Common Stock and the Common Stock issuable upon the exercise of such options. During the period from April 1, 1998 to June 30, 1998, the Company sold an aggregate of 100,375 shares of unregistered Common Stock to 18 individuals who were officers, board members or employees of the Company for an aggregate offering price of $170,525.

        The Company's Registration Statement of Form S-1 (Registration No. 333-55719) covering certain shares of its Common Stock was declared effective on July 27, 1998. A total of 5,750,000 shares of Common Stock (including an over-allotment option for the sale of 750,000 shares) were registered. The Company consummated an initial public offering of 5,000,000 shares of Common Stock at a price to the public of $7.00 per share on July 31, 1998. The lead underwriters in the offering were NationsBanc Montgomery Securities LLC, BancAmerica Robertson Stephens and Volpe Brown Whelan & Company, LLC. The proceeds received by the Company, net of underwriting discounts and estimated expenses of the offering, were approximately $31.9 million. The total underwriting discount was $2,450,000. Other expenses in connection with the offering are estimated at $700,000. None of such underwriting discounts and expenses will be paid, directly or indirectly, to directors, officers or 10% stockholders of the Company or their affiliates, except that legal fees will be paid to Wilson Sonsini Goodrich & Rosati, counsel for the Company, of which Larry Sonsini, a director of the Company, is a member, and a portion of the underwriting discounts were paid to Volpe Brown Whelan & Company, LLC, in which Arthur Rock, a director of the

Company, has an ownership interest. Concurrent with the closing of the initial public offering, 7,887,381 shares of convertible preferred stock were converted into an equivalent number of shares of common stock. The net proceeds of the offering have been invested in short-term, investment-grade, interest-bearing accounts. The Company has not utilized any of such net proceeds to date, and currently has no specific plans for the use thereof, but the Company expects to use such proceeds for general corporate purposes, including working capital and capital expenditures.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on April 16, 1998 (the "Annual Meeting"). At such meeting, the following directors were elected:
Armas Clifford Markkula, Jr., Robert R. Maxfield, Richard M. Moley, M. Kenneth Oshman, Arthur Rock and Larry W. Sonsini. In addition to the election of directors, the following matters were submitted to stockholder vote at the Annual Meeting:

     (a) The amendment of the Company's 1997 Stock Plan (the "1997 Plan") to increase the number of shares of Common Stock reserved for issuance thereunder from 5,000,000 to 6,200,000.

     Votes For:           21,553,737
     Votes Against:          132,062
     Votes Abstaining:       501,400
     Broker Non-Votes:             0

     (b) The ratification of the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 1998.

     Votes For:           22,141,049
     Votes Against:                0
     Votes Abstaining:        46,150
     Broker Non-Votes:             0

     By written consent dated June 18, 1998, the following matters were submitted to stockholder vote:

     (a) The amendment and restatement of the Company's Certificate of Incorporation to (i) increase the authorized number of shares of Common Stock from 50,000,000 to 100,000,000 shares, (ii) increase the number of shares of blank check Preferred Stock from 2,570,000 to 5,000,000 shares, (iii) eliminate stockholder actions by written consent (effective upon the closing of the Company's Initial Public Offering (the "IPO")) and (iv) eliminate the limit on the number of directors (effective upon the closing of the IPO).

     Votes For:           23,994,774
     Votes Against:                0
     Votes Abstaining:             0
     Broker Non-Votes:             0

     (b) The amendment and restatement of the Company's Certificate of Incorporation following the closing of the IPO to reflect the conversion and extinguishment of the Preferred Stock.

     Votes For:           23,994,774
     Votes Against:                0
     Votes Abstaining:             0
     Broker Non-Votes:             0

     (c) The approval and adoption of the Company's 1998 Director Stock Option Plan, effective as of the effective date of the IPO, under which 300,000 shares of Common Stock are reserved for issuance to non-employee directors of the Company, plus an annual increase to be added on the first day of the Company's fiscal year (beginning in 1999) equal to the lesser of (i) 100,000 shares or
(ii) a lesser amount determined by the Board, and the form of Director's Option Agreement.


     Votes For:           23,994,774
     Votes Against:                0
     Votes Abstaining:             0
     Broker Non-Votes:             0

     (d) The amendment and restatement of the 1997 Plan to (1) provide for an automatic annual increase in the number of shares reserved for issuance under the 1997 Plan each year on the first day of the Company's fiscal year (beginning in 1999) by a number of shares equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the then outstanding Common Stock or (iii) a lesser amount determined by the Board; (2) include certain changes related to Section 162(m) of the Internal Revenue Code of 1986, as amended; (3) provide that not more than ten percent of the aggregate number of shares which may be optioned and sold under the 1997 Plan may be granted as nonstatutory stock options at less than fair market value on the date of grant; (4) provide for vesting acceleration in the event of involuntary termination of employment (or termination of status as a director of a successor corporation) within twelve months following the assumption or substitution of options by a successor corporation; and (5) make such other changes as are appropriate for a public company stock option plan.


     Votes For:           23,994,774
     Votes Against:                0
     Votes Abstaining:             0
     Broker Non-Votes:             0


ITEM 5.   OTHER INFORMATION

           None

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

     (a) Exhibit

        Financial data schedule

     (b) Reports on Form 8-K

               None.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Echelon Corporation



Date:  August 10, 1998            By   /s/ Oliver R. Stanfield
                                  -----------------------------

                           Oliver R. Stanfield,
                           Vice President Finance, and Chief
                           Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)