Form 10-Q
period 1998-09-30
ECHELON CORP
filed 1998-11-13
CIK 31347

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                             ---------------------

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1998

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
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                 Identification Number)

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

                                 YES [X] NO []

As of October 31, 1998, 32,503,466 shares of the Registrant's common stock were outstanding.

                              ECHELON CORPORATION

              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                     Page
                                                                     ----

Part I.

   FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 1998 and December 31, 1997                   3

             Condensed Consolidated Statements of Operations
             for the three and nine months ended September 30,
             1998 and September 30, 1997                                4

             Condensed Consolidated Statements of Cash Flows
             for the nine months ended September 30, 1998 and
             September 30, 1997                                         5

             Notes to Condensed Consolidated Financial Statements       6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        9

 Part II.

   OTHER INFORMATION

   Item 1.   Legal Proceedings                                         25

   Item 2.   Changes in Securities                                     25

   Item 3.   Defaults upon Senior Securities                           25

   Item 4.   Submission of Matters to a Vote of Security Holders       25

   Item 5.   Other Information                                         25

   Item 6.   Exhibits and Reports on Form 8-K                          25

                         PART I FINANCIAL INFORMATION
                         ----------------------------

ITEM 1. FINANCIAL STATEMENTS

                              ECHELON CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                    September 30,        December 31,
                                                                        1998                 1997
                                                                     (UNAUDITED)
                                                                      --------             --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents.........................................     $ 20,962               $  4,872
Short-term investments............................................       11,305                  2,981
Accounts receivable, net..........................................        3,326                  3,810
Inventories.......................................................        4,254                  2,444
Other current assets..............................................        1,952                  1,196
                                                                       --------               --------
Total current assets..............................................       41,799                 15,303
Property and equipment, net.......................................        2,169                  1,513
                                                                       --------               --------
                                                                       $ 43,968               $ 16,816
                                                                       ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable..................................................     $  2,180               $  2,081
Accrued payroll and related expenses..............................          762                  1,081
Accrued liabilities...............................................        1,244                    907
Current portion of deferred revenues..............................        1,940                  2,351
                                                                       --------               --------
Total current liabilities.........................................        6,126                  6,420
                                                                       --------               --------
LONG-TERM LIABILITIES:
Deferred rent, net of current portion.............................          119                    246
Deferred revenues, net of current portion.........................          843                  1,350
                                                                       --------               --------
Total long-term liabilities.......................................          962                  1,596
                                                                       --------               --------
STOCKHOLDERS' EQUITY:
Convertible preferred stock.......................................           --                     79
Common stock......................................................          325                    188
Additional paid-in capital........................................      126,811                 93,532
Deferred compensation.............................................         (644)                    --
Unrealized holding gain on available-for-sale securities..........           35                     --
Cumulative translation adjustment.................................         (534)                  (351)
Accumulated deficit...............................................      (89,113)               (84,648)
                                                                       --------               --------
Total stockholders' equity........................................       36,880                  8,800
                                                                       --------               --------
                                                                       $ 43,968               $ 16,816
                                                                       ========               ========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                              ECHELON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                              September 30,         September 30,
                                           ------------------     -----------------
                                             1998       1997       1998       1997
                                           --------   --------   --------   --------
REVENUES:
Product..................................   $ 6,406    $ 5,487    $21,267    $17,979
Service..................................       717        862      2,361      2,824
                                            -------    -------    -------    -------
Total revenues...........................     7,123      6,349     23,628     20,803
                                            -------    -------    -------    -------
COST OF REVENUES:
Cost of product..........................     2,701      2,724      9,305      8,675
Cost of service..........................       424        408      1,402      1,308
                                            -------    -------    -------    -------
Total cost of revenues...................     3,125      3,132     10,707      9,983
                                            -------    -------    -------    -------
Gross profit.............................     3,998      3,217     12,921     10,820
                                            -------    -------    -------    -------

OPERATING EXPENSES:
Product development......................     1,803      1,751      5,564      5,215
Sales and marketing......................     3,010      2,890      9,105      9,044
General and administrative...............     1,105        983      3,092      3,062
                                            -------    -------    -------    -------
Total operating expenses.................     5,918      5,624     17,761     17,321
                                            -------    -------    -------    -------
Loss from operations.....................    (1,920)    (2,407)    (4,840)    (6,501)
                                            -------    -------    -------    -------
INTEREST AND OTHER INCOME, NET...........       403        161        512        375
                                            -------    -------    -------    -------
Loss before provision for income taxes...    (1,517)    (2,246)    (4,328)    (6,126)

Provision for income taxes...............        37         34        137        124
                                            -------    -------    -------    -------
Net loss.................................   $(1,554)   $(2,280)   $(4,465)   $(6,250)
                                            =======    =======    =======    =======

Basic net loss per share.................   $ (0.05)   $ (0.12)   $ (0.20)   $ (0.34)
                                            =======    =======    =======    =======
Shares used in computing
basic net loss per share.................    28,273     18,646     22,263     18,566
                                            =======    =======    =======    =======
Proforma basic net loss
per share................................   $ (0.05)   $ (0.09)   $ (0.16)   $ (0.25)
                                            =======    =======    =======    =======
Shares used in computing
proforma basic net loss per share........
                                             30,845     26,533     28,359     25,467
                                            =======    =======    =======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ECHELON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                FOR THE
                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                          ----------------------
                                                                                            1998          1997
                                                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................................................  $ (4,465)      $(6,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization...........................................................       691           518
Deferred compensation expense...........................................................       110            --
Loss on disposal of fixed assets........................................................         4            --
Change in operating assets and liabilities:
Accounts receivable.....................................................................       484           528
Inventories.............................................................................    (1,810)         (658)
Other current assets....................................................................      (756)           60
Accounts payable........................................................................        99           138
Accrued liabilities.....................................................................        18           250
Deferred revenues.......................................................................      (918)       (1,496)
Deferred rent...........................................................................      (127)          (43)
                                                                                          --------      --------
Net cash used in operating activities...................................................    (6,670)       (6,953)
                                                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity short-term investments.....................................        --        (9,759)
Purchase of available-for-sale short-term investments...................................   (11,305)           --
Proceeds from maturities of held-to-maturity short-term investments.....................     2,981         1,835
Capital expenditures....................................................................    (1,351)         (426)
Proceeds from sale of fixed assets......................................................        --            30
                                                                                          --------      --------
Net cash used in investing activities...................................................    (9,675)       (8,320)
                                                                                          --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common stock....................................    32,583        10,057
                                                                                          --------      --------
EFFECT OF EXCHANGE RATES ON CASH........................................................      (148)         (185)
                                                                                          --------      --------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS....................................    16,090        (5,401)
CASH AND CASH EQUIVALENTS:
Beginning of period.....................................................................     4,872         8,051
                                                                                          --------      --------
End of period...........................................................................  $ 20,962      $  2,650
                                                                                          ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid for income taxes..............................................................  $    155      $    125
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

     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Echelon Corporation consolidated financial statements for the year ended December 31, 1997 included in its Form S-1 declared effective on July 27, 1998.

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

  Cash and Cash Equivalents and Short-Term Investments

     The Company considers bank deposits, money market investments and U.S. government securities with an original maturity of three months or less as cash and cash equivalents. At September 30, 1998, short-term investments consist of commercial paper, corporate notes and bonds, certificates of deposit, and foreign government obligations with original maturities between three and 21 months with an average maturity of approximately thirteen months. At December 31, 1997, short-term investments consist of U.S. government securities with original maturities of approximately five months.

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

  New Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130, which was adopted by the Company in the first quarter of 1998, requires companies to report a new measurement of income. "Comprehensive Income (Loss)" is to include foreign currency translation gains and losses and other unrealized gains and losses that have historically been excluded from net income (loss) and reflected instead in equity. The following table reconciles comprehensive net loss under the provisions of SFAS No. 130 for the nine months ended September 30, 1998 and 1997 (in thousands):

                                                SEPT 30,       SEPT 30,
                                                 1998            1997
                                                --------       --------
      Net loss..............................    $(4,465)       $(6,250)
      Unrealized holding gain on
      available-for-sale securities.........         35             --
      Foreign currency translation
      adjustments...........................       (534)          (216)
                                                -------        -------
      Comprehensive net loss................    $(4,964)       $(6,466)
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

     In December 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, which superseded SOP 91-1, "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in the Company's fiscal year beginning January 1, 1998. Management has assessed this new statement and the adoption in the first quarter of fiscal 1998 did not have a material effect on the Company's financial statements or on the timing of the Company's revenue recognition, or cause changes to its revenue recognition policies.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities", which establishes standards for the accounting for derivative transactions and derivative portions of certain other contracts. SFAS No. 133 will become effective for the Company's year ending December 31, 2000. The Company believes that SFAS No. 133 will not have a material impact on the Company's financial statements.

3. INVENTORIES:

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                              SEPT 30,     DEC 31,
                                               1998         1997
                                              -------      -------
                                            (Unaudited)
           Purchased materials..........      $2,323        $1,791
           Work-in-process..............         373           130
           Finished goods...............       1,558           523
                                              ------        ------
                                              $4,254        $2,444
                                              ======        =======

4. MAJOR CUSTOMER AND GEOGRAPHIC AREA:

     One customer, who is also a distributor of the Company's products, accounted for 23.7% of total revenues for the third quarter of 1998 and 22.5% of total revenues for the nine months ended September 30, 1998, respectively. For the third quarter of 1997 and the nine months ended September 30, 1997, no single customer accounted for 10% or more of total revenues.

     Revenues from export sales (primarily to Europe) accounted for approximately 47.5% and 46.6% of total revenues for the nine months ended September 30, 1998 and September 30, 1997, respectively.

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

     The Company markets its products and services in North America, Europe, Japan and selected Asia-Pacific countries through a direct sales organization augmented with the use of third-party distributors. International sales, which include both export sales and sales by the Company's international subsidiaries, accounted for 52.6% and 53.3% of total revenues for the third quarters of 1998 and 1997, respectively, and 55.5% and 55.7% for the nine months ended September 30, 1998 and 1997, respectively. The Company believes that revenues from Asian operations may grow more slowly than for other international markets in part due to the current economic crisis in Asia. Revenues from Asian operations for the year-to-date are generally consistent with the Company's lowered expectations but are not expected to have a significant impact on the Company's liquidity or results of operations. For the nine months ended September 30, 1998, 8.8% of the Company's revenues were denominated in currencies other than the U.S. dollar, principally the Japanese Yen. However, this percentage may increase over time as the Company responds to market requirements to sell its products and services in local currencies, such as the forthcoming Euro. As a result, the Company's operations and the market price of its products may be directly affected by economic and political conditions in the countries where the Company does business. Additional risks inherent in the Company's international business activities include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers. The Company expects that international sales will continue to constitute a significant portion of total revenues.

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

     The Company has experienced operating losses in all prior fiscal years and for the nine months ended September 30, 1998. During this period, the Company has made significant investments in product development to implement open control networks. Such development projects included development of transceivers, control modules, routers, network interface devices, network management software and the LonPoint System. Furthermore, because the Company's strategy is significantly dependent upon achieving broad adoption of its LONWORKS technology across many industries worldwide, the Company has incurred significant selling and marketing expense promoting its products. The Company currently believes it is unlikely that its future rate of growth of product development, sales and marketing expenses will fall below historical levels. Additionally, the Company believes that it has priced its products at competitive levels to ensure broad adoption of LONWORKS technology. The Company continues to invest significantly in product development, sales and marketing, and to the extent such expenditures do not result in significant increases in revenues, the Company will continue to incur operating losses for the foreseeable future and the Company's business, operating results and financial condition will be materially and adversely affected.

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

  Revenues

     Total revenues grew to $7.1 million in the third quarter of 1998 from $6.3 million in the third quarter of 1997. Total revenues for the nine months ended September 30, 1998 grew to $23.6 million from $20.8 million in the same period of 1997. One customer, EBV Elektronik GmbH ("EBV"), the sole distributor of the Company's products in Europe since December 1997, accounted for 23.7% and 22.5% of total revenues for the third quarter of 1998 and the nine months ended September 30, 1998, respectively. For both the third quarter of 1997 and for the nine months ended September 30, 1997, no customer accounted for greater than 10% of total revenues.

     Product. Product revenues grew to $6.4 million in the third quarter of 1998 from $5.5 million in the third quarter of 1997. Product revenues for the nine months ended September 30, 1998 grew to $21.3 million from $18.0 million in the same period of 1997. The 16.7% increase in product revenues between the two quarters and the 18.3% increase in product revenues between the two nine-month periods was primarily a result of increasing sales of control and connectivity products partially offset by the decrease in sales for network services and development tools products.

     Service. Service revenues decreased to $717,000 in the third quarter of 1998 from $862,000 in the third quarter of 1997. Service revenues for the nine months ended September 30, 1998 decreased to $2.4 million from $2.8 million in the same period of 1997. The 16.8% decrease in service revenues between the two quarters and the 16.4% decrease in service revenues between the two nine-month periods was primarily due to fewer participants attending the training courses offered by the Company.

  Cost of Revenues

     Cost of product. Cost of product revenues consist of costs associated with the purchase of components and subassemblies, as well as allocated labor, overhead and manufacturing variances associated with the packaging, preparation and shipment of products. Cost of product revenues in both the third quarter of 1998 and the third quarter of 1997 were $2.7 million, representing product gross margins of 57.8% and 50.4%, respectively. Cost of product revenues for the nine months ended September 30, 1998 increased to $9.3 million from $8.7 million in the same period of 1997, an increase of 7.3%, representing product gross margins of 56.2% and 51.7%, respectively. The increase in product gross margin percentages for both the quarter and nine-month comparison periods was primarily due to cost reductions for the Company's higher volume control and connectivity products.

      Cost of service. Cost of service revenues consist of employee-related costs as well as direct costs incurred in providing training and customer support services. Cost of service revenues for the third quarter of 1998 increased slightly to $424,000 from $408,000 in the same period of 1997, an increase of 3.9%, representing service gross margins of 40.9% and 52.7%, respectively. Cost of service revenues for the nine months ended September 30, 1998 increased to $1.4 million from $1.3 million in the same period of 1997, an increase of 7.2%, representing service gross margins of 40.6% and 53.7%, respectively. The decrease in service gross margin percentages for both the quarter and nine-month comparison periods was primarily due to the decline in service revenues.

  Operating Expenses

     Product development. Product development expenses consist primarily of payroll and related expenses, expensed material and facility costs associated with the development of new technologies and products. Product development expenses for both the third quarter of 1998 and the third quarter of 1997 were $1.8 million, representing 25.3% and 27.6%,respectively, of total revenues. Product development expenses for the nine months ended September 30, 1998 increased to $5.6 million from $5.2 million in the same period of 1997, representing 23.5% and 25.1%, respectively, of total revenues. The dollar amount increase for the nine-month comparison period was primarily the result of increased salaries and other costs related to the hiring of additional engineering personnel to support the development of new and existing products.

     Sales and marketing. Sales and marketing expenses consist primarily of payroll and related expenses including commissions to sales personnel, travel and entertainment, advertising and product promotion and facilities costs associated with the Company's sales and support offices. Sales and marketing expenses for the third quarter of 1998 increased to $3.0 million from $2.9 million in the third quarter of 1997, representing 42.3% and 45.5%, respectively, of total revenues. Sales and marketing expenses for the nine months ended September 30, 1998 increased slightly to $9.1 million from $9.0 million from the same period of 1997, representing 38.5% and 43.5%, respectively, of total revenues. The decrease in sales and marketing expense as a percentage of total revenues was primarily due to the larger revenue base in 1998.

     General and administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expenses for the third quarter of 1998 increased slightly to $1.1 million from $983,000 in the same period in 1997, representing 15.5% of total revenues for both periods. General and administrative expenses for the nine months ended September 30, 1998 stayed flat at $3.1 million, representing 13.1% and 14.7%, respectively, of total revenues.

     Interest and other income, net. Interest and other income, net primarily reflects interest earned by the Company on its cash and short-term investment balances. Interest and other income, net for the third quarter of 1998 increased to $403,000 from $161,000 for the comparable period in 1997. Interest and other income, net for the nine months ended September 30, 1998 increased to $512,000 from $375,000 for the comparable period in 1997. Both quarter and nine-month comparison increases were primarily due to the higher cash and short-term investments balances generated in the third quarter of 1998 when the Company received net proceeds of $31.9 million from its initial public offering.

     Provision for income taxes. Income taxes consist of income taxes related to certain of the Company's foreign subsidiaries. Income taxes were $37,000 and $34,000 for the third quarter of 1998 and 1997, respectively. Income taxes were $137,000 and $124,000 for the nine months ended September 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations and met its capital expenditure requirements primarily from the sale of Preferred
Stock and Common Stock. From inception through September 30, 1998, the Company had raised $127.1 million from the sale of Preferred Stock and Common Stock.

     Net cash used in operating activities was $6.7 million and $7.0 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash used in operations is attributable primarily to the losses from operations in each of the periods. As of September 30, 1998, inventories had grown by $1.8 million since the end of the year, due to the combination of revenue growth, new product introductions, and product and vendor transitions. Receivables decreased by $484,000 as of September 30, 1998, primarily due to lower revenues in the third quarter of 1998, compared to the fourth quarter of 1997.

     Net cash used in investing activities was $9.7 million and $8.3 million for the nine months ended September 30, 1998 and 1997, respectively. These amounts primarily reflect the purchases of short-term investments related to the private placement of the equity raised through the issuance of Preferred Stock in May 1997 and the placement of the equity raised in the Company's initial public offering in July 1998. The increase in capital expenditures to $1.4 million for the nine months ended September 30, 1998 compared to $426,000 for the nine months ended September 30, 1997 is primarily due to the investment in a new enterprise resource planning system during 1998.

     Net cash provided by financing activities was $32.6 million and $10.1 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash provided by financing activities consists primarily of proceeds from sales of Preferred Stock and Common Stock and the exercise of employee stock options. At September 30, 1998, the Company had cash, cash equivalents and short-term investments of $32.3 million.

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

     The Company believes that its existing available cash, cash equivalents and short-term investments will satisfy the Company's projected working capital and other cash requirements for at least the next 24 months. However, there can be no assurance that the Company will not require additional financing within this period or that any such financing will be available to the Company in the amounts or at the times required by the Company, or on acceptable terms, if at all. The Company has terminated its revolving line of credit agreement with a bank, which would have expired in May of 1999. The failure of the Company to obtain additional financing, when and if necessary, could have a material adverse effect on the Company's business, operating results and financial condition.

New Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130, which was adopted by the Company in the first quarter of 1998, requires companies to report a new measurement of income. "Comprehensive Income (Loss)" is to include foreign currency translation gains and losses and other unrealized gains and losses that have historically been excluded from net income (loss) and reflected instead in equity. The following table reconciles comprehensive net loss under the provisions of SFAS No. 130 for the nine months ended September 30, 1998 and 1997 (in thousands):

                                               SEPT 30,       SEPT 30,
                                                1998           1997
                                               --------       --------
         Net loss...........................   $(4,465)       $(6,250)
         Unrealized holding gain on
         available-for-sale securities......        35             --
         Foreign currency translation
         adjustments........................      (534)          (216)
                                               -------        -------
         Comprehensive net loss.............   $(4,964)       $(6,466)
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

     In December 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, which superseded SOP 91-1, "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in the Company's fiscal year beginning January 1, 1998. Management has assessed this new statement and the adoption in the first quarter of fiscal 1998 did not have a material effect on the Company's financial statements or on the timing of the Company's revenue recognition, or cause changes to its revenue recognition policies.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities", which establishes standards for the accounting for derivative transactions and derivative portions of certain other contracts. SFAS No. 133 will become effective for the Company's year ending December 31, 2000. The Company believes that SFAS No. 133 will not have a material impact on the Company's financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     The Company's future results of operations are dependent upon a number of factors, including those described below. For a complete description of such factors, see the Company's Form S-1 declared effective on July 27, 1998.

HISTORY OF LOSSES; ACCUMULATED DEFICIT; ANTICIPATED CONTINUING LOSSES; UNCERTAINTY OF FUTURE OPERATING RESULTS

     The Company has incurred net losses each year since its inception. At September 30, 1998, the Company had an accumulated deficit of $89.1 million. The Company has invested and continues to invest significant financial resources in product development, marketing and sales, and to the extent such expenditures do not result in significant increases in revenues, the Company's business, operating results and financial condition will be materially and adversely affected. Due to the limited history and undetermined market acceptance of many of the Company's products and technologies, the rapidly evolving nature of the Company's business and markets, potential changes in voluntary product standards that significantly influence many of the markets for the Company's products, the high level of competition in the industries in which the Company operates and the other factors described elsewhere in this document, there can be no assurance that the Company's investment in these areas will result in increases in revenues or that any revenue growth that is achieved can be sustained. Any revenue growth that the Company has achieved or may achieve may not be indicative of future operating results. In addition, the Company's history of losses make future operating results difficult to predict. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies. As a result, there can be no assurance that the Company will be profitable in any future period. Future operating results will depend on many factors, including the growth of the markets for the Company's products, the acceptance of the Company's products, the level of competition, the ability of the Company to develop and market new products, and general economic conditions. In view of the uncertainties identified herein, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. As of December 31, 1997, the Company had net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $76.0 million and $5.0 million, respectively, which expire at various dates through 2012. In addition, as of December 31, 1997, the Company had tax credit carryforwards of approximately $3.5 million, which expire at various dates through 2012. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. The Company had deferred tax assets, including its net operating loss carryforwards and tax credits, totaling approximately $33.6 million as of December 31, 1997. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance, the history of losses and the variability of operating results.

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

     Currently, a significant portion of the Company's revenues are derived from sales by EBV, the sole independent distributor of the Company's products to OEMs in Europe since December 1997. EBV accounted for 23.7% and 22.5% of the Company's total revenues for the third quarter of 1998 and for the nine months ended September 30, 1998, respectively. The Company's agreement with EBV will expire in December 1999. In addition, as part of its distribution strategy, the Company intends to develop distribution arrangements with systems integrators. In particular, the Company expects that a significant portion of its future revenues will be derived from sales by such systems integrators. Any failure by EBV or any other existing or future distributor to dedicate sufficient resources and efforts to the marketing and selling of the Company's products, or to generate significant revenues for the Company, could have a material adverse effect on the Company's business, operating results and financial condition. Also, the failure of the Company to develop new distribution channels, to maintain the EBV arrangement or any other distribution channels, or to renew the EBV arrangement on a timely basis, would result in reduced or delayed revenues, increased operating expenses and loss of customer goodwill, any of which could have a material adverse effect on the business, operating results and financial condition of the Company.

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

     The Company's future success will also depend, in significant part, on its ability to successfully manufacture its products cost-effectively and in sufficient volumes. For certain key products, the Company utilizes outsourced manufacturers including GET Manufacturing, Inc. and muRata Electronics North America, Inc. These outsourced manufacturers procure material and assemble, test and inspect the final products to the Company's specifications. Such a strategy involves certain risks, including the potential absence of adequate capacity and reduced control over delivery schedules, product availability, manufacturing yields, quality and costs. In addition, several key components are currently purchased only from sole or limited sources. Any interruption in the supply of these products or components, or the inability of the Company to procure these products or components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, operating results and financial condition.

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

INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS

     The Company's sales and marketing operations are located in 10 countries. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for approximately 52.6% and 55.5% of the Company's total revenues during the third quarter of 1998 and for the nine months ended September 30, 1998, respectively. The Company's operations and the market price of its products may be directly affected by economic and political conditions in the countries where the Company does business. In addition, there can be no assurance that the Company will be able to maintain or increase the international demand for its products. Additional risks inherent in the Company's international business activities generally include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of non-local products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, including restrictions on repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business transacted by the Company in other countries in any given quarter, the timing of the Company's revenues and its ability to forecast its projected operating results for such quarter. For the nine months ended September 30, 1998, approximately 8.8% of the Company's revenues were conducted in currencies other than the U.S. dollar, principally the Japanese Yen. Fluctuations in the value of currencies in which the Company conducts its business relative to the U.S. dollar could cause currency translation adjustments. The Company has recently experienced and in the future may experience an increase in currency translation adjustments relative to currencies of Asia Pacific countries, as well as order delays, cancellations and pricing pressure in those countries as a result of general economic conditions in that region. The forthcoming introduction of the "Euro" as the standard currency in participating European countries may also impact the ability of the Company to denominate sales transactions in U.S. dollars. To the extent that fewer of the Company's sales in Europe are denominated in U.S. dollars, the Company may experience an increase in currency translation adjustments, particularly as a result of general economic conditions in Europe as a whole. The Company does not currently engage in currency hedging transactions or otherwise cover its foreign currency exposure. There can be no assurance that such factors will not have a material adverse effect on international revenues and, consequently, the Company's business, operating results and financial condition.

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

LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS

     The Company's success depends significantly upon its intellectual property rights. The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its intellectual property rights, all of which afford only limited protection. The Company has 68 issued U.S. patents, 21 pending U.S. patent applications, and various foreign counterparts. There can be no assurance that patents will issue from these pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect the Company's technology. Failure of any patents to protect the Company's technology, may make it easier for the Company's competitors to offer equivalent or superior technology. The Company has registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. Any failure by the Company to properly register or maintain its trademarks or to otherwise take all necessary steps to protect its trademarks may diminish the value associated with the Company's trademarks. In addition, any failure by the Company to take all necessary steps to protect its trade secrets or other intellectual property rights may have a material adverse effect on the Company's ability to compete in its markets. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. There can be no assurance that any patents, trademarks, copyrights or intellectual property rights that have been or may be issued or granted will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide protection for the Company's proprietary rights. In addition, there can be no assurance that the Company has taken or will take all necessary steps to protect its intellectual property rights. Third parties may also independently develop similar technology without breach of the Company's trade secrets or other proprietary rights. The Company has licensed in the past and may license in the future its key technologies to third parties. In addition, the laws of some foreign countries, including several in which the Company operates or sells its products, do not protect proprietary rights to as great an extent as do the laws of the United States. Certain of the Company's products are licensed under shrink wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions.

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

YEAR 2000 COMPLIANCE

     Computer programs that are written using two digits rather than four to define the applicable year, may have date-sensitive software and, for instance, may recognize a date using 00 as the year 1900 rather than the year 2000 ("Date Code Dependency"). This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities. The Company's enterprise resource planning ("ERP") system does have Date Code Dependencies. The Company is in the process of replacing its current ERP system, and believes that this replacement will be completed by June 1999, before any Date Code Dependencies within the Company's current ERP system have a material adverse impact upon the Company's operations. The Company is funding all costs related to Year 2000 compliance issues from its existing cash, cash equivalents and short-term investment balances. The Company is continuing to evaluate the dependency of its products on date codes and has announced a program for addressing the impact of the year 2000 on any such products. Failure of the Company's ERP system or its products to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Date Code Dependency issues may also arise with respect to any modifications made to the

Company's products by a party other than the Company or from the combination or use of the Company's products with any other software programs or hardware devices not provided by the Company, and therefore may result in unforeseen
Year 2000 compliance problems for some of the Company's customers, which could result in reduced customer orders or liability to the Company, and which could have a material adverse effect on the Company's business, operating results and financial condition. The Company faces risks to the extent that suppliers of products, services and systems purchased by the Company have business systems or products that have a Date Code Dependency. In the event any such third parties cannot provide the Company with products, services or systems that meet Year 2000 requirements in a timely manner, the Company's business operating results and financial condition could be materially adversely affected. In addition, some of the Company's customers or vendors could experience Date Code Dependency problems that could result in disruptions of their internal operations, could delay their purchases of the Company's products, and, in turn, could result in a material adverse effect on the Company's business, operating results and financial condition.

CONTROL BY EXISTING STOCKHOLDERS

     As of October 31, 1998, the directors and executive officers of the Company, together with certain entities affiliated with them, beneficially own 47.3% of the Company's outstanding Common Stock and Motorola, a principal stockholder of the Company, owns 12.1% of the Company's outstanding Common Stock. Further, pursuant to the terms of the stock purchase agreement under which Motorola initially acquired its shares, Motorola and two other stockholders which together own approximately 6.4% of the Company's outstanding Common Stock have agreed to vote (i) all of their shares in favor of the slate of director nominees recommended by the Board of Directors, and (ii) a number of shares equal to at least that percentage of shares voted by all other stockholders for or against any given matter, as recommended by the Board of Directors, (except certain matters relating to certain changes to the Company's charter, liquidations, a sale of the Company or a merger of the Company into another entity), as recommended by a majority of the Board of Directors. As a result, these stockholders would be able to control substantially all matters requiring approval by the stockholders of their Company, including the election of all directors and approval of significant corporate transactions.

POSSIBLE VOLATILITY OF STOCK PRICE

     The Company believes that the market price of the Company's Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, there has been significant volatility in the market price of securities of technology companies (especially those in new or emerging industries, such as the Company), which volatility is often unrelated to the operating performance of particular companies. In the future, the Company's operating results could fall below analysts' expectations, which would adversely affect the market price of the Company's Common Stock. In the past, following a period of volatility in the market price of a company's securities, securities class action lawsuits have often been instituted against companies. If brought against the Company, regardless of outcome, the costs and diversion of management resources of defending such litigation could have a material adverse effect on its business, operating results and financial condition.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL PROCEEDINGS

                None.

ITEM 2.  CHANGES IN SECURITIES

                None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

ITEM 5.  OTHER INFORMATION

                None.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (a) Exhibit

                27.1     Financial data schedule

         (b) Reports on Form 8-K

                None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Echelon Corporation



Date:  November 13, 1998      By   /s/ Oliver R. Stanfield
                              -----------------------------

                              Oliver R. Stanfield,
                              Vice President Finance, and Chief
                              Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)