Form 10-Q
period 1999-03-31
ECHELON CORP
filed 1999-05-11
CIK 31347

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                            ---------------------

                                  FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________


                      Commission file number 000-29748


                             ECHELON CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                                     77-0203595
  (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                  Identification Number)


                             4015 Miranda Avenue
                            Palo Alto, CA  94304
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

                               YES [X] NO [  ]

As of April 30, 1999, 32,803,082 shares of the Registrant's common stock were outstanding.

                             ECHELON CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999


                                    INDEX

                                                                          Page
                                                                          ----
Part I.

   FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1999 and December 31, 1998                     3

                  Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 1999 and
                  March 31, 1998                                           4

                  Condensed Consolidated Statements of Cash
                  Flows for the three months ended March 31, 1999
                  and March 31, 1998                                       5

                  Notes to Condensed Consolidated Financial
                  Statements                                               6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9


Part II.

   OTHER INFORMATION

    Item 1.      Legal Proceedings                                         24

    Item 2.       Changes in Securities                                    24

    Item 3.       Defaults upon Senior Securities                          24

    Item 4.       Submission of Matters to a Vote of Security Holders      24

    Item 5.       Other Information                                        24

    Item 6.       Exhibits and Reports on Form 8-K                         24

    SIGNATURE                                                              24

    Exhibit 27.1  Financial Data Schedule                                  25

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS

                              ECHELON CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                  March 31,            December 31,
                                                                    1999                   1998
                                                            --------------------   --------------------
                                                                 (Unaudited)
          ASSETS

CURRENT ASSETS:
Cash and cash equivalents.................................           $ 12,498               $ 11,552
Short-term investments....................................             15,067                 17,501
Accounts receivable, net..................................              5,603                  4,559
Inventories...............................................              2,718                  3,364
Other current assets......................................              1,499                  2,170
                                                                 ------------           ------------
Total current assets......................................             37,385                 39,146

Property and equipment, net                                             2,746                  2,804
                                                                 ------------           ------------
                                                                     $ 40,131               $ 41,950
                                                                 ============           ============
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable..........................................           $  2,122               $  1,787
Accrued liabilities.......................................              1,731                  2,067
Current portion of deferred revenues......................              1,396                  1,559
                                                                 ------------           ------------
Total current liabilities.................................              5,249                  5,413
                                                                 ------------           ------------
LONG-TERM LIABILITIES:
Deferred rent, net of current portion.....................                 34                     76
Deferred revenues, net of current portion.................                506                    675
                                                                 ------------           ------------
Total long-term liabilities...............................                540                    751

STOCKHOLDERS' EQUITY:
Common stock..............................................                327                    325
Additional paid-in capital................................            127,015                126,844
Cumulative translation adjustment.........................               (421)                  (314)
Deferred compensation.....................................               (550)                  (597)
Unrealized holding gain on available-for-sale securities..                 43                     27
Accumulated deficit.......................................            (92,072)               (90,499)
                                                                 ------------           ------------
Total stockholders' equity................................             34,342                 35,786
                                                                 ------------           ------------
                                                                     $ 40,131               $ 41,950
                                                                 ============           ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ECHELON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                            Three Months Ended March 31,
                                                          --------------------------------
                                                              1999                1998
                                                          ------------        ------------
REVENUES:
Product...........................................             $ 8,173             $ 7,188
Service...........................................                 635                 771
                                                          ------------        ------------
Total revenues....................................               8,808               7,959
                                                          ------------        ------------
COST OF REVENUES:
Cost of product...................................               3,325               3,249
Cost of service...................................                 380                 543
                                                          ------------        ------------
Total cost of revenues............................               3,705               3,792
                                                          ------------        ------------
Gross profit......................................               5,103               4,167
                                                          ------------        ------------
OPERATING EXPENSES:
Product development...............................               2,440               1,958
Sales and marketing...............................               3,500               3,031
General and administrative                                       1,039                 935
                                                          ------------        ------------
Total operating expenses..........................               6,979               5,924
                                                          ------------        ------------
Loss from operations..............................              (1,876)             (1,757)
                                                          ------------        ------------

INTEREST AND OTHER INCOME, NET                                     362                  75
                                                          ------------        ------------

Loss before provision for income taxes............              (1,514)             (1,682)

Provision for income taxes                                          59                  55
                                                          ------------        ------------
Net loss..........................................             $(1,573)            $(1,737)
                                                          ============        ============

Basic net loss per share..........................              $(0.05)             $(0.09)
                                                          ============        ============
Shares used in computing
basic net loss per share..........................              32,639              19,029
                                                          ============        ============
Proforma basic net loss
per share.........................................                                  $(0.06)
                                                                              ============
Shares used in computing
proforma basic net loss per share.................                                  26,916
                                                                              ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ECHELON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                         Three Months Ended March 31,
                                                                                      ---------------------------------
                                                                                          1999                 1998
                                                                                      ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................................................           $ (1,573)             $(1,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization................................................                245                  194
Deferred compensation expense................................................                 47                   11
Unrealized gain on securities................................................                 16                   --
Change in operating assets and liabilities:
Accounts receivable..........................................................             (1,044)                (676)
Inventories..................................................................                646                 (732)
Other current assets.........................................................                671                 (186)
Accounts payable.............................................................                335                  677
Accrued liabilities..........................................................               (336)                (186)
Deferred revenues............................................................               (332)                (264)
Deferred rent................................................................                (42)                 (30)
                                                                                      -----------          -----------
Net cash used in operating activities........................................             (1,367)              (2,929)
                                                                                      -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments........................            (24,691)                  --
Proceeds from maturities of held-to-maturity short-term investments..........                 --                2,981
Proceeds from maturities of available-for-sale short-term investments........             27,125                   --
Capital expenditures.........................................................               (187)                (167)
                                                                                      -----------          -----------
Net cash provided by investing activities....................................              2,247                2,814
                                                                                      -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock.......................................                173                  472
                                                                                      -----------          -----------
EFFECT OF EXCHANGE RATES ON CASH.............................................               (107)                 (64)
                                                                                      -----------          -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS....................................                946                  293
Beginning of period..........................................................             11,552                4,872
                                                                                      -----------          -----------
End of period................................................................           $ 12,498              $ 5,165
                                                                                      ===========          ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes...................................................           $     37              $    42
                                                                                      ===========          ===========

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

  While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Echelon Corporation consolidated financial statements for the year ended December 31, 1998 included in its Form 10-K.

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

  Revenue from hardware sales is recognized upon shipment to the customer. Estimated reserves for warranty costs as well as reserves for sales returns and allowances related to anticipated return of products sold to distributors with limited rights of return, which are not material to the consolidated financial statements, are recorded at the time of sale. Revenues from software sales, including sales to distributors, are recognized upon shipment of the software if there are no significant post-delivery obligations and if collection is probable. The Company generally has not had any significant post-delivery obligations associated with the sale of its products. Service revenue is recognized as the services are performed, or ratably over the term of the support period.

Cash, Cash Equivalents and Short-Term Investments

  The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of three months or less as cash and cash equivalents. The Company classifies its investments in debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of

March 31, 1999, the Company's available-for-sale securities had contractual maturities from four to twenty- three months and an average maturity of ten months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of March 31, 1999, the amortized cost basis, aggregate fair value and gross unrealized holding gains by major security type were as follows (in thousands):


                                                                        Unrealized
                                       Amortized       Aggregate          Holding
                                         Cost         Fair Value           Gains
                                         ----         ---------        -------------
U.S. corporate securities:
  Commercial paper                     $   978         $   996             $  18
  Certificates of deposit                2,044           2,044                --
  Corporate notes and bonds              9,946           9,969                23
                                       -------         -------            ------
                                        12,968          13,009                41
Foreign securities                       2,056           2,058                 2
                                       -------         -------            ------

Total investments in debt and
 equity securities                     $15,024         $15,067             $  43
                                       =======         =======            ======


 Computation of Basic Net Loss Per Share and Pro Forma Basic Net Loss Per Share

  Historical net loss per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. No diluted loss per share information has been presented in the accompanying consolidated statements of operations since potential common shares from stock options and warrants are antidilutive. The Company evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"), and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB 98.

  Pro forma basic net loss per share has been calculated assuming the conversion of the then outstanding preferred stock into an equivalent number of shares of common stock, as if the shares had been converted on the dates of their issuance.

New Accounting Standards

  In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for the Company's fiscal year beginning January 1, 1999 and provides guidance on the capitalization of software for internal use. The adoption of SOP 98-1 did not have a material effect on the Company's financial statements.

  In April 1998, the AICPA issued SOP 98-5 "Reporting the Costs of Start-up Activities". SOP 98-5 is effective for the Company's fiscal year beginning January 1, 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. The adoption of SOP 98-5 did not have a material effect on the Company's financial statements.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities", which establishes standards for the accounting for derivative transactions and the derivative portion of certain other contracts. SFAS No. 133 will become effective for the Company's fiscal year beginning January 1, 2000. Management believes that SFAS No. 133 will not have a material effect on the Company's financial statements.

3. INVENTORIES:

  Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                                         March 31,
                                                           1999            December 31,
                                                        (Unaudited)            1998
                                                     ----------------     ---------------
                Purchased materials...........            $1,846              $1,671
                Work-in-process...............                37                  --
                Finished goods................               835               1,693
                                                          ------             -------
                                                          $2,718              $3,364
                                                          ======             =======

4. ACCRUED LIABILITIES:

  Accrued liabilities consist of the following (in thousands):

                                                         March 31,
                                                           1999            December 31,
                                                        (Unaudited)            1998
                                                     ----------------     ---------------
            Accrued payroll and related costs..          $  883               $1,008
            Accrued marketing costs............             287                  354
            Other accrued liabilities..........             561                  705
                                                         ------               ------
                                                         $1,731               $2,067
                                                         ======               ======

5. SEGMENT DISCLOSURE:

  In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing business performance. The Company's chief operating decision-making group is the Executive Staff, which is comprised of the Chief Executive Officer and the Vice Presidents. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information.

  The Company operates in one principal industry segment: the design, manufacture and sale of products for the control network industry, and markets its products primarily to the building automation, industrial automation, transportation, and home automation markets. The Company's products are marketed under the LONWORKS brand name, which provides the infrastructure and support required to implement and deploy open, interoperable, control network solutions. All of the Company's products either incorporate or operate with the Neuron Chip and the LonTalk protocol. The Company also provides services to customers which consist of technical support and training courses covering its LONWORKS network technology and products. The Company offers approximately 80 products and services that together constitute the LONWORKS system.

Any given customer purchases a small subset of such products and services that are appropriate for that customer's application.

  The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of the Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific/Japan ("APJ"). Each geographic segment provides products and services as further described in Note 2. The Company evaluates the performance of its geographic segments based on profit or loss from operations. Profit or loss for each geographic segment includes sales and marketing expenses and other charges directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses that are separately managed. The Company has no long-lived assets, other than property and equipment. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 1999 and December 31, 1998, long-lived assets of approximately $2.3 million and $2.4 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not being reported by segment because the information is not reviewed by the Executive Staff to make decisions about resources to be allocated to the segments based on their performance.

  In North America, the Company sells its products through a direct sales organization. Outside the United States, direct sales, applications engineering and customer support are conducted through the Company's operations in Europe, Japan and China. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by segment for the quarters ended March 31, 1999, and 1998 is as follows (in thousands):

                                                           Three Months Ended March 31,
                                                         -------------------------------
                                                             1999               1998
                                                             ----               ----
            Revenues from customers:
                Americas....................                $ 2,909           $ 3,180
                EMEA........................                  4,311             3,570
                APJ.........................                  1,375               906
                Unallocated.................                    213               303
                                                            -------           -------
                  Total.....................                $ 8,808           $ 7,959
                                                            =======           =======

            Gross profit (loss):
                Americas....................                $ 1,907           $ 1,731
                EMEA........................                  2,494             1,572
                APJ.........................                    984               540
                Unallocated.................                   (282)              324
                                                            -------           -------
                  Total.....................                $ 5,103           $ 4,167
                                                            =======           =======

            Income (loss) from operations:
                Americas....................                $ 1,025           $   914
                EMEA........................                  1,706               805
                APJ.........................                    258                28
                Unallocated.................                 (4,865)           (3,504)
                                                            -------           -------
                  Total.....................                $(1,876)          $(1,757)
                                                            =======           =======

  One customer, the sole independent distributor of the Company's products in Europe since December 1997, accounted for 25.3% and 20.6% of total revenues for the quarters ended March 31, 1999 and 1998, respectively.

6. INCOME TAXES:

  Income taxes for the three-month periods ended March 31, 1999 and 1998 primarily consists of taxes related to foreign subsidiaries.

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

  The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 1998.

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

  The Company markets its products and services in North America, Europe, Japan and selected Asia-Pacific countries through a direct sales organization augmented with the use of third-party distributors. International sales, which include both export sales and sales by the Company's international subsidiaries, accounted for 64.6% and 57.0% of total revenues for the first quarters of 1999 and 1998, respectively. For the three months ended March 31, 1999 and 1998, 10.9% and 10.3%, respectively, of the Company's revenues were denominated in currencies other than the U.S. dollar, principally the Japanese Yen. However, this percentage may increase over time as the Company responds to market requirements to sell its products and services in local currencies, such as the Euro. As a result, the Company's operations and the market price of its products may be directly affected by economic and political conditions in the countries where the Company does business. Additional risks inherent in the Company's international business activities include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers. The Company expects that international sales will continue to constitute a significant portion of total revenues.

  The Company derives its revenues primarily from the sale and licensing of its products and, to a lesser extent, from fees associated with training and technical support offered to its customers. Product revenues consist of revenues from sales of transceivers, control modules, routers, network interface devices and development tools and from licenses for network services software products. Revenues from software licensing arrangements have not been significant to date. Service revenues consist of product support

(including software post-contract support services) and training. The Company recognizes revenue from product sales at the time of shipment to the customer. Estimated reserves for warranty costs as well as for sales returns and allowances related to anticipated return of products sold to distributors with limited rights of return, which have not been material to the Company's financial results, are recorded at the time of sale. Revenue from software sales is recognized upon shipment of the software if there are no significant post-delivery obligations and if collection is probable. The Company generally has not had any significant post-delivery obligations associated with the sale of its products. Service revenues are generally recognized as the services are performed, or ratably over the term of the support period.

  The Company has experienced operating losses in all prior fiscal years and for the three months ended March 31, 1999. During this period, the Company has made significant investments in product development to implement open control networks. Such development projects included development of transceivers, control modules, routers, network interface devices, network management software and the LonPoint System. Furthermore, because the Company's strategy is significantly dependent upon achieving broad adoption of its LONWORKS technology across many industries worldwide, the Company has incurred significant selling and marketing expense promoting its products. The Company currently believes it is unlikely that its future rate of growth of product development, sales and marketing expenses will fall below historical levels. Additionally, the Company believes that it has priced its products at competitive levels to ensure broad adoption of LONWORKS technology. The Company continues to invest significantly in product development, sales and marketing, and to the extent such expenditures do not result in significant increases in revenues, the Company will continue to incur operating losses for the foreseeable future and the Company's business, operating results and financial condition will be materially and adversely affected.

  The Company has experienced, and expects to continue to experience, significant variability in its quarterly and annual results due to a number of factors, many of which are outside of the Company's control. The Company believes that one of the factors in such variability is the fluctuation in the rates at which OEMs purchase the Company's products and services, which is impacted by OEMs' own business cycles. Another factor in such variability is the timely introduction of new products. From time to time, the introduction of new products by the Company has been delayed beyond the Company's projected shipping date. In each instance, such delays have resulted in increased costs and delayed revenues. Because future revenues are dependent on the timely introduction of new product offerings, any such future delays could have a material adverse effect on the Company's business, operating results and financial condition. The Company's expense levels are based, in significant part, on expectations of future revenues. Consequently, if revenue levels are below expectations, expense levels could be disproportionately high as a percentage of total revenues, and operating results would be materially and adversely affected. The Company has failed to meet its expectations of future revenues in the past. In addition, the growth of the Company's revenues has been adversely affected by declines in sales of existing products over time.

Revenues

  Total revenues grew to $8.8 million in the first quarter of 1999 from $8.0 million in the first quarter of 1998. One customer, EBV Elektronik GmbH ("EBV"), the sole distributor of the Company's products in Europe since December 1997, accounted for 25.3% and 20.6% of total revenues for the first quarters of 1999 and 1998, respectively.

  Product. Product revenues grew to $8.2 million in the first quarter of 1999 from $7.2 million in the first quarter of 1998. The 13.7% increase in product revenues in 1999 was primarily a result of an increase in sales of control and connectivity products partially offset by the decrease in sales for development tools products.

  Service. Service revenues decreased to $635,000 in the first quarter of 1999 from $771,000 in the first quarter of 1998. The 17.6% decrease in service revenues between the two quarters was primarily due to reduced customer support revenues partially offset by an increase in training revenue.

Cost of Revenues

  Cost of product. Cost of product revenues consist of costs associated with the purchase of components and subassemblies, as well as allocated labor, overhead and manufacturing variances associated with the packaging, preparation and shipment of products. Cost of product revenues in the first quarter of 1999 was $3.3 million compared to $3.2 million in 1998, representing product gross margins of 59.3% and 54.8%, respectively. The increase in product gross margin percentages for the quarter comparison periods was primarily due to cost reductions for the Company's higher volume control and connectivity products.

  Cost of service. Cost of service revenues consist of employee-related costs as well as direct costs incurred in providing training and customer support services. Cost of service revenues decreased to $380,000 for the first quarter of 1999 from $543,000 for the comparative period in 1998, a decrease of 30.0%, representing service gross margins of 40.2% and 29.6%, respectively. The increase in the 1999 service gross margin compared to 1998 was primarily due to a decline in personnel expenses related to the decline in service revenues. The higher service spending in the first quarter of 1998 was also due to higher equipment charges related to new training classes put in place during 1998.

Operating Expenses

  Product development. Product development expenses consist primarily of payroll and related expenses, expensed material and facility costs associated with the development of new technologies and products. Product development expenses for the first quarters of 1999 and 1998 were $2.4 million and $2.0 million, respectively, representing 27.7% and 24.6%, respectively, of total revenues. The increase in the first quarter of 1999 compared to 1998 was primarily the result of increased salaries and other costs related to the hiring of additional engineering personnel to support the development of new and existing products.

  Sales and marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including commissions to sales personnel, travel and entertainment, advertising and product promotion and facilities costs associated with the Company's sales and support offices. Sales and marketing expenses for the first quarter of 1999 increased to $3.5 million from $3.0 million in the first quarter of 1998, representing 39.7% and 38.1%, respectively, of total revenues. The increase in sales and marketing expense in the first quarter of 1999 compared to 1998 was primarily the result of increased selling expenses due to the expansion of business in the Asia Pacific region.

  General and administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expenses for the first quarter of 1999 increased slightly to $1.0 million from $935,000 in the same period in 1998, representing 11.8% and 11.7% of total revenues, respectively.

Interest and other income, net

  Interest and other income, net primarily reflects interest earned by the Company on its cash and short-term investment balances. Interest and other income, net for the first quarter of 1999 increased to $362,000 from $75,000 for the comparable period in 1998. The increase for the first quarter of 1999 compared to 1998 was primarily due to the higher cash and short-term investments balances generated in the third quarter of 1998, when the Company received net proceeds of $31.7 million from its initial public offering.

Provision for income taxes

  Income taxes consist of income taxes related to certain of the Company's foreign subsidiaries. Income taxes were $59,000 and $55,000 for the first quarters of 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has financed its operations and met its capital expenditure requirements primarily from the sale of Preferred Stock and Common Stock. From inception through March 31, 1999, the Company had raised $127.3 million from the sale of Preferred Stock and Common Stock.

  Net cash used in operating activities was $1.4 million and $2.9 million for the quarters ended March 31, 1999 and 1998, respectively. Net cash used in operations is attributable primarily to the losses from operations in each of the periods. As of March 31, 1999, receivables had grown by $1.0 million since the end of the year, due to the combination of revenue growth and the later timing of revenue in the first quarter of 1999.

  Net cash provided by investing activities was $2.2 million and $2.8 million for the quarters ended March 31, 1999 and 1998, respectively. These amounts primarily reflect the maturities of short-term investments offset by purchases of short-term investments and capital expenditures.

  Net cash provided by financing activities was $173,000 and $472,000 for the quarters ended March 31, 1999 and 1998, respectively, and consists primarily of proceeds from the exercise of employee stock options. At March 31, 1999, the Company had cash, cash equivalents and short-term investments of $27.6 million.

  The Company believes that its existing available cash, cash equivalents and short-term investments will satisfy the Company's projected working capital and other cash requirements for at least the next 12 months. However, there can be no assurance that the Company will not require additional financing within this period or that any such financing will be available to the Company in the amounts or at the times required by the Company, or on acceptable terms, if at all. The Company has terminated its revolving line of credit agreement with a bank, which would have expired in May of 1999. The failure of the Company to obtain additional financing, when and if necessary, could have a material adverse effect on the Company's business, operating results and financial condition.

Year 2000 Compliance

  The information presented below related to Year 2000 compliance contains forward-looking statements that are subject to risks and uncertainties. The Company's actual results may differ significantly from the results discussed below regarding Year 2000 compliance.

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

  Echelon Products: All products that were available for sale beginning with Echelon's January 1997 price list and all subsequent versions of the price list are being analyzed and tested to verify conformity with the Company's selected test for Date Code Dependencies. All Echelon product tests are being performed according to the definition set forth in the British Standards Institution PD 2000-1 definition. In some instances, Echelon's compliance testing will depend upon compliance certification provided by third party component vendors.

  Internal Systems: IS is responsible for all corporate systems and servers (including operating systems) and for desktop systems. The facilities located at the Company's corporate headquarters in Palo Alto, California are being evaluated according to the model of the California State Year 2000 Embedded System Plan. There is increased risk with the Company's international sales and marketing office locations due to the individual infrastructures and varying rates of Year 2000 compliance in the hosting countries. Echelon is evaluating each international location on a case-by-case basis. In January 1999, the Company replaced its former enterprise resource planning system with a new system, which does not have Date Code Dependencies.

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

  Costs and Risks Associated with Date Code Dependencies

  With the exception of the new enterprise resource planning system, which had capitalized costs of approximately $1.2 million, additional costs to test and administer the Year 2000 compliance have been done internally without any additional outside contracted services. To date, the Company has concluded that additional costs to test, administer, and mitigate Year 2000 issues will not be material. However, failures of the Company's products to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems. Date Code Dependency issues may also arise with respect to any modifications made to the Company's products by a party other than the Company or from the combination or use of the Company's products with any other software programs or hardware devices not provided by the Company, and therefore may result in unforeseen Year 2000 compliance problems for some of the Company's customers, which could result in reduced customer orders or liability to the Company. Moreover, the Company's insurance policies contain Year 2000 exclusion provisions. The Company also faces risks to the extent that suppliers of products, services and systems purchased by the Company have business systems or products that have a Date Code Dependency. In addition, some of the Company's customers or vendors could experience Date Code Dependency problems that could result in disruptions of their internal operations that could delay their purchases of the Company's products. Any of these factors could result in a material adverse effect on the Company's business, operating results and financial condition. Management expects to make contingency plans as necessary.

New Accounting Standards

  In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for the Company's fiscal year beginning January 1, 1999 and provides guidance on the capitalization of software for internal use. The adoption of SOP 98-1 did not have a material effect on the Company's financial statements.

  In April 1998, the AICPA issued SOP 98-5 "Reporting the Costs of Start-up Activities". SOP 98-5 is effective for the Company's fiscal year beginning January 1, 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. The adoption of SOP 98-5 did not have a material effect on the Company's financial statements.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities", which establishes standards for the accounting for derivative transactions and the derivative portion of certain other contracts. SFAS No. 133 will become effective for the Company's fiscal year beginning January 1, 2000. Management believes that SFAS No. 133 will not have a material effect on the Company's financial statements.

Qualitative and Quantitative Disclosures About Market Risks

  Interest Rate Risk. Echelon's exposure to market risk for changes in interest rates relate primarily to its investment portfolio. All investments are in high-credit quality issuances and, by policy, are limited in the amount of credit exposure to any one issuer. Echelon ensures the safety and preservation of the invested principal funds by investing in safe and high-credit quality securities which includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The table below presents principal amounts and related weighted average interest rates for Echelon's investment portfolio at March 31, 1999. All investments mature, by Company policy, in two years or less.

(in thousands, except average interest rates)

                                                                          Average Interest
                                                   Carrying Amount              Rate
                                                 -------------------    --------------------
Cash Equivalents:
   U.S. corporate securities..................          $10,982                 4.87 %
                                                        -------                 ------
       Total cash equivalents.................          $10,982                 4.87 %
                                                        -------                 ------
Short-term Investments:
   U.S. corporate securities..................          $13,009                 5.43 %
   Foreign securities.........................            2,058                 4.93 %
                                                        -------                 ------
       Total short-term investments...........          $15,067                 5.36 %
                                                        -------                 ------
       Total investment securities............          $26,049                 5.15 %
                                                        =======                 ======

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

HISTORY OF LOSSES; ACCUMULATED DEFICIT; ANTICIPATED CONTINUING LOSSES; UNCERTAINTY OF FUTURE OPERATING RESULTS

  The Company has incurred net losses each year since its inception. At March 31, 1999, the Company had an accumulated deficit of $92.1 million. The Company has invested and continues to invest significant financial resources in product development, marketing and sales, and to the extent such expenditures do not result in significant increases in revenues, the Company's business, operating results and financial condition will be materially and adversely affected. Due to the limited history and undetermined market acceptance of many of the Company's products and technologies, the rapidly evolving nature of the Company's business and markets, potential changes in voluntary product standards that significantly influence many of the markets for the Company's products, the high level of competition in the industries in which the Company operates and the other factors described elsewhere in this document, there can be no assurance that the Company's investment in these areas will result in increases in revenues or that any revenue growth that is achieved can be sustained. Any revenue growth that the Company has achieved or may achieve may not be indicative of future operating results. In addition, the Company's history of losses makes future operating results difficult to predict. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies. As a result, there can be no assurance that the Company will be profitable in any future period. Future operating results will depend on many factors, including the growth of the markets for the Company's products, the acceptance of the Company's products, the level of competition, the ability of the Company to develop and market new products, and general economic conditions. In view of the uncertainties identified herein, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. As of December 31, 1998, the Company had net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $80.1 million and $5.0 million, respectively, which expire at various dates through 2018. In addition, as of December 31, 1998, the Company had tax credit carryforwards of approximately $4.1 million, which expire at various dates through 2018. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. The Company had deferred tax assets, including its net operating loss carryforwards and tax credits, totaling approximately $36.1 million as of December 31, 1998. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance, the history of losses and the variability of operating results.

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

  Currently, significant portions of the Company's revenues are derived from sales by EBV, the sole independent distributor of the Company's products to OEMs in Europe since December 1997. EBV accounted for 25.3% and 20.6% of the Company's total revenues for the quarters ended March 31, 1999 and 1998, respectively. The Company's agreement with EBV will expire in December 1999. In addition, as part of its distribution strategy, the Company intends to develop distribution arrangements with systems integrators. In particular, the Company expects that a significant portion of its future revenues will be derived from sales by such systems integrators. Any failure by EBV or any other existing or future distributor to dedicate sufficient resources and efforts to the marketing and selling of the Company's products, or to generate significant revenues for the Company, could have a material adverse effect on the Company's business, operating results and financial condition. Also, the failure of the Company to develop new distribution channels, to maintain the EBV arrangement or any other distribution channels, or to renew the EBV arrangement on a timely basis, would result in reduced or delayed revenues, increased operating expenses and loss of customer goodwill, any of which could have a material adverse effect on the business, operating results and financial condition of the Company.

DEPENDENCE ON KEY MANUFACTURERS

  The Neuron Chip is an important component used by the Company's customers in control network nodes. In addition, the Neuron Chip is an important device used in many of the Company's products. Neuron Chips are currently manufactured and distributed by both Motorola, Inc. ("Motorola") and Toshiba Corporation ("Toshiba"). The Company has entered into licensing agreements with each of Motorola, Toshiba and Cypress Semiconductor Corporation ("Cypress"). The agreements, among other things, grant Motorola, Toshiba and Cypress the worldwide right to manufacture and distribute Neuron Chips using technology licensed from the Company and require the Company to provide support and unspecified updates to the licensed technology over the terms of the agreements. The Cypress agreement expires in April 2009, unless renewed. The Motorola and Toshiba agreements expire in January 2001 and January 2000 respectively, unless renewed. Motorola has announced that it will discontinue distribution of Neuron Chips after January 31, 2001. However, both Motorola and Toshiba have the right to terminate the agreements at any time. While the Company developed the first version of the Neuron Chip, Motorola and Toshiba subsequently developed improved, lower-cost versions of the Neuron Chip that are presently utilized in products developed and sold by the Company and its customers. The Company currently has no other source of supply for Neuron Chips and has neither the resources nor the skills to replace Motorola, Toshiba or Cypress as a manufacturer of Neuron Chips. Both Motorola and Toshiba have played, and Toshiba and Cypress are expected to play, a key role in the development and marketing of LONWORKS technology. The loss of Toshiba or Cypress as a supplier of the Neuron Chip could have a material adverse effect on the business, operating results and financial condition of the Company. In the event of the loss of Toshiba or Cypress as a supplier, there could be no assurance that the Company would be able to locate an alternate source for the design, manufacture or distribution of Neuron Chips.

  The Company's future success will also depend, in significant part, on its ability to successfully manufacture its products cost-effectively and in sufficient volumes. For certain key products, the Company utilizes outsource manufacturers, including GET and muRata. These outsource manufacturers procure material and assemble, test and inspect the final products to the Company's specifications. Such a strategy involves certain risks, including the potential absence of adequate capacity and reduced control over delivery schedules, product availability, manufacturing yields, quality and costs. In addition, several key components are currently purchased only from sole or limited sources. Any interruption in the supply of these products or components, or the inability of the Company to procure these products or components from alternate sources at acceptable prices and within a reasonable time could have a material adverse effect upon the Company's business, operating results and financial condition.

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

  In each of its markets, the Company competes with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. The Company's competitors include some of the largest companies in the electronics industry, such as Siemens AG ("Siemens") in the building and industrial automation industries and Allen-Bradley, a subsidiary of Rockwell International ("Allen Bradley") and Group Schneider ("Schneider") in the industrial automation industry. Many of the Company's competitors, alone or together with their trade associations and partners, have longer operating histories, significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition and broader product offerings. As a result, such competitors may be able to devote greater resources to the development, marketing and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufacture and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Accordingly, there can be no assurance that the Company will be able to compete successfully with existing or new competitors, or that competition will not have a material adverse effect on the business, operating results or financial condition of the Company.

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

VOLATILITY OF STOCK PRICE

  The price of the Company's Common Stock has been, and from time to time, may be, volatile. The stock price is subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, there has been significant volatility in the market price of securities of technology companies (especially those in new or emerging industries, such as the Company), which volatility is often unrelated to the operating performance of particular companies. In the future, the Company's operating results could fall below analysts' expectations, which would adversely affect the market price of the Company's Common Stock. In the past, following a period of volatility in the market price of a company's securities, securities class action lawsuits have often been instituted against companies. If brought against the Company, regardless of outcome, the costs and diversion of management resources of defending such litigation could have a material adverse effect on its business, operating results and financial condition.

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

INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS

  The Company's sales and marketing operations are located in nine countries. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for approximately 64.6% and 57.0% of the Company's total revenues during the quarters ended March 31, 1999 and 1998, respectively. The Company's operations and the market price of its products may be directly affected by economic and political conditions in the countries where the Company does business. In addition, there can be no assurance that the Company will be able to maintain or increase the international demand for its products. Additional risks inherent in the Company's international business activities generally include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of non-local products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, including restrictions on repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business transacted by the Company in other countries in any given quarter, the timing of the Company's revenues and its ability to forecast its projected operating results for such quarter. For the quarter ended March 31, 1999 and 1998, approximately 10.9% and 10.3%, respectively, of the Company's revenues were conducted in currencies other than the U.S. dollar, principally the Japanese Yen. Fluctuations in the value of currencies in which the Company conducts its business relative to the U.S. dollar could cause currency translation adjustments. The introduction of the Euro as the standard currency in participating European countries may also impact the ability of the Company to denominate sales transactions in U.S. dollars. To the extent that fewer of the Company's sales in Europe are denominated in U.S. dollars, the Company may experience an increase in currency translation adjustments, particularly as a result of general economic conditions in Europe as a whole. The Company does not currently engage in currency hedging transactions or otherwise cover its foreign currency exposure. There can be no assurance that such factors will not have a material adverse effect on international revenues and, consequently, the Company's business, operating results and financial condition.

LENGTHY SALES CYCLE

  The sales cycle between initial customer contact and execution of a contract or license agreement with a customer can vary widely. OEMs typically conduct extensive and lengthy product evaluations before making initial purchases of the Company's products. Subsequent purchases of the Company's products may be delayed by prolonged product development and introduction periods for OEMs. Attendant delays in the Company's sales cycle can result from, among other things, changes in customers' budgets or in the priority assigned to control network development and to educating customers as to the potential applications of and cost savings associated with the Company's products. The Company generally has little or no control over these factors, which may cause a potential customer to favor a competitor's products, or to delay or forgo purchases altogether. Also, there can be long sales cycles between the selection of the Company's products for use by a systems integrator, and the purchase of such products by the systems integrator. As a result of the foregoing, the Company's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete transactions could have a material adverse effect on the Company's business, operating results and financial condition and cause the Company's operating results to vary significantly from period to period.

LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS

  The Company's success depends significantly upon its intellectual property rights. The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its intellectual property rights, all of which afford only limited protection. The Company has 71 issued U.S. patents, 19 pending U.S. patent applications, and various foreign counterparts. There can be no assurance that patents will issue from these pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect the Company's technology. Failure of any patents to protect the Company's technology may make it easier for the Company's competitors to offer equivalent or superior technology. The Company has registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. Any failure by the Company to properly register or maintain its trademarks or to otherwise take all necessary steps to protect its trademarks may diminish the value associated with the Company's trademarks. In addition, any failure by the Company to take all necessary steps to protect its trade secrets or other intellectual property rights may have a material adverse effect on the Company's ability to compete in its markets. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. There can be no assurance that any patents, trademarks, copyrights or intellectual property rights that have been or may be issued or granted will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide protection for the Company's proprietary rights. In addition, there can be no assurance that the Company has taken or will take all necessary steps to protect its intellectual property rights. Third parties may also independently develop similar technology without breach of the

Company's trade secrets or other proprietary rights. The Company has licensed in the past and may license in the future its key technologies to third parties. In addition, the laws of some foreign countries, including several in which the Company operates or sells its products, do not protect proprietary rights to as great an extent as do the laws of the United States. Certain of the Company's products are licensed under shrink-wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions.

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

CONTROL BY EXISTING STOCKHOLDERS

  As of April 30, 1999, the directors and executive officers of the Company, together with certain entities affiliated with them, beneficially owned 44.4% of the Company's outstanding Common Stock and Motorola, a principal stockholder of the Company, owned 11.9% of the Company's outstanding Common Stock. Further, pursuant to the terms of the stock purchase agreement under which Motorola initially acquired its shares, Motorola and two other stockholders which combined with Motorola own approximately 15.9% of the Company's outstanding Common Stock have agreed to vote (i) all of their shares in favor of the slate of director nominees recommended by the Board of Directors, and (ii) a number of shares equal to at least that percentage of shares voted by all other stockholders for or against any given matter, as recommended by the Board of Directors (except certain matters relating to certain changes to the Company's charter, liquidations, a sale of the Company or a merger of the Company into another entity), as recommended by a majority of the Board of Directors. As a result, these stockholders would be able to control substantially all matters requiring approval by the stockholders of their Company, including the election of all directors and approval of significant corporate transactions.

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

                                  Echelon Corporation

Date:  May 11, 1999               By  /s/ Oliver R. Stanfield
                                    -------------------------

                                     Oliver R. Stanfield,
                                     Vice President Finance, and Chief Financial
                                     Officer (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)