Form 10-Q
period 1999-06-30
ECHELON CORP
filed 1999-08-12
CIK 31347

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                             ---------------------

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                YES [X] NO [_]

As of July 31, 1999, 33,031,979 shares of the Registrant's common stock were outstanding.

                              ECHELON CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX

                                                                          Page
                                                                          ----
Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    June 30, 1999 and December 31, 1998                     3

                    Condensed Consolidated Statements of Operations
                    for the three and six months ended June 30, 1999
                    and June 30, 1998                                       4

                    Condensed Consolidated Statements of Cash Flows
                    for the six months ended June 30, 1999 and
                    June 30, 1998                                           5

                    Notes to Condensed Consolidated Financial Statements    6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10

     Item 3.   Qualitative and Quantitative Disclosures About Market Risk  15

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                           24

     Item 2.   Changes in Securities                                       24

     Item 3.   Defaults upon Senior Securities                             24

     Item 4.   Submission of Matters to a Vote of Security Holders         24

     Item 5.   Other Information                                           24

     Item 6.   Exhibits and Reports on Form 8-K                            24

     SIGNATURE                                                             24

     Exhibit 27.1   Financial Data Schedule (SEC filing only)              25

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS

                              ECHELON CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          June 30,            December 31,
                                                                            1999                 1998
                                                                       --------------      ------------------
                                                                        (Unaudited)
          ASSETS

CURRENT ASSETS:
Cash and cash equivalents........................................        $ 15,609            $ 11,552
Short-term investments...........................................          10,972              17,501
Accounts receivable, net.........................................           6,157               4,559
Inventories......................................................           2,419               3,364
Other current assets.............................................           1,185               2,170
                                                                         --------            --------
Total current assets.............................................          36,342              39,146

Property and equipment, net                                                 2,680               2,804
                                                                         --------            --------
                                                                         $ 39,022            $ 41,950
                                                                         ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable.................................................        $  1,866            $  1,787
Accrued liabilities..............................................           1,786               2,067
Current portion of deferred revenues.............................           1,298               1,559
                                                                         --------            --------
Total current liabilities........................................           4,950               5,413
                                                                         --------            --------
LONG-TERM LIABILITIES:
Deferred rent, net of current portion............................              --                  76
Deferred revenues, net of current portion........................             338                 675
                                                                         --------            --------
Total long-term liabilities......................................             338                 751
                                                                         --------            --------
STOCKHOLDERS' EQUITY:
Common stock.....................................................             330                 325
Additional paid-in capital.......................................         127,248             126,844
Cumulative translation adjustment................................            (524)               (314)
Deferred compensation............................................            (503)               (597)
Unrealized holding (loss) gain on available-for-sale securities..              (1)                 27
Accumulated deficit..............................................         (92,816)            (90,499)
                                                                         --------            --------
Total stockholders' equity.......................................          33,734              35,786
                                                                         --------            --------
                                                                         $ 39,022            $ 41,950
                                                                         ========            ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ECHELON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                       Three Months Ended             Six Months Ended
                                           June 30,                       June 30,
                                     -----------------------       -----------------------
                                       1999           1998           1999           1998
                                     --------       --------       -------        --------
REVENUES:
Product.............................  $ 9,191        $ 7,673        $17,364        $14,861
Service.............................      591            873          1,226          1,644
                                      -------        -------        -------        -------
Total revenues......................    9,782          8,546         18,590         16,505
                                      -------        -------        -------        -------
COST OF REVENUES:
Cost of product.....................    3,588          3,356          6,913          6,605
Cost of service.....................      399            434            779            977
                                      -------        -------        -------        -------
Total cost of revenues..............    3,987          3,790          7,692          7,582
                                      -------        -------        -------        -------
Gross profit........................    5,795          4,756         10,898          8,923
                                      -------        -------        -------        -------
OPERATING EXPENSES:
Product development.................    2,187          1,803          4,627          3,761
Sales and marketing.................    3,593          3,064          7,093          6,095
General and administrative..........    1,061          1,052          2,100          1,987
                                      -------        -------        -------        -------
Total operating expenses............    6,841          5,919         13,820         11,843
                                      -------        -------        -------        -------
Loss from operations................   (1,046)        (1,163)        (2,922)        (2,920)
                                      -------        -------        -------        -------
INTEREST AND OTHER INCOME, NET......      331             34            693            109
                                      -------        -------        -------        -------
Loss before provision for income
 taxes..............................     (715)        (1,129)        (2,229)        (2,811)


Provision for income taxes..........       29             45             88            100
                                      -------        -------        -------        -------
Net loss............................  $  (744)       $(1,174)       $(2,317)       $(2,911)
                                      =======        =======        =======        =======
Basic net loss per share............  $ (0.02)       $ (0.06)       $ (0.07)       $ (0.15)
                                      =======        =======        =======        =======
Shares used in computing
basic net loss per share............   32,826         19,381         32,733         19,208
                                      =======        =======        =======        =======
Proforma basic net loss
per share...........................                 $ (0.04)                      $ (0.11)
                                                     =======                       =======
Shares used in computing
proforma basic net loss per share...                  27,269                        27,095
                                                     =======                       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ECHELON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                       Six Months Ended June 30,
                                                                                    -------------------------------
                                                                                       1999                1998
                                                                                    ----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................................................        $ (2,317)           $(2,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization................................................             498                433
Deferred compensation expense................................................              94                 44
Unrealized losses on securities..............................................             (28)                --
Change in operating assets and liabilities:
Accounts receivable..........................................................          (1,598)            (1,168)
Inventories..................................................................             945             (1,025)
Other current assets.........................................................             985               (176)
Accounts payable.............................................................              79                211
Accrued liabilities..........................................................            (281)               180
Deferred revenues............................................................            (598)              (402)
Deferred rent................................................................             (76)               (85)
                                                                                     --------            -------
Net cash used in operating activities........................................          (2,297)            (4,899)
                                                                                     --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments........................         (29,500)                --
Proceeds from maturities of held-to-maturity short-term investments..........              --              2,981
Proceeds from maturities of available-for-sale short-term investments........          36,029                 --
Capital expenditures.........................................................            (374)              (527)
                                                                                     --------            -------
Net cash provided by investing activities....................................           6,155              2,454
                                                                                     --------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock.......................................             409                687
                                                                                     --------            -------
EFFECT OF EXCHANGE RATES ON CASH.............................................            (210)              (154)
                                                                                     --------            -------
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS........................           4,057             (1,912)
Beginning of period..........................................................          11,552              4,872
                                                                                     --------            -------
End of period................................................................        $ 15,609            $ 2,960
                                                                                     ========            =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid for income taxes...................................................        $     61            $    64
                                                                                     ========            =======

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

Cash, Cash Equivalents and Short-Term Investments

     The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of three months or less as cash and cash equivalents. The Company classifies its investments in debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

As of June 30, 1999, the Company's available-for-sale securities had contractual maturities from nine to twenty-three months and an average maturity of ten months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of June 30, 1999, the amortized cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows (in thousands):

                                                                          Unrealized
                                                                            Holding
                                       Amortized       Aggregate            Gains/
                                         Cost         Fair Value           (Losses)
                                       ---------      -----------         -----------
U.S. corporate securities:
  Certificates of deposit               $ 1,009         $ 1,013               $ 4
  Corporate notes and bonds               8,961           8,953                (8)
                                        -------         -------               ---
                                          9,970           9,966                (4)
Foreign securities                        1,003           1,006                 3
                                        -------         -------               ---

Total investments in debt and
 equity securities                      $10,973         $10,972               $(1)
                                        =======         =======               ===

     Computation of Basic Net Loss Per Share and Pro Forma Basic Net Loss Per Share

     Historical net loss per share has been calculated under SFAS No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. No diluted loss per share information has been presented in the accompanying consolidated statements of operations since potential common shares from stock options and warrants are antidilutive.

     Pro forma basic net loss per share has been calculated assuming the conversion of the then outstanding preferred stock into an equivalent number of shares of common stock, as if the shares had been converted on the dates of their issuance.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," which establishes standards for the accounting for derivative transactions and the derivative portion of certain other contracts. SFAS No. 133 will become effective for the Company's fiscal year beginning January 1, 2001. Management believes that SFAS No. 133 will not have a material effect on the Company's financial statements.

3.   INVENTORIES:

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                                            June 30,
                                                              1999        December 31,
                                                           (Unaudited)       1998
                                                           -----------    ------------
Purchased materials......................................   $1,024          $1,671
Work-in-process..........................................      156              --
Finished goods...........................................    1,239           1,693
                                                            ------          ------
                                                            $2,419          $3,364
                                                            ======          ======

4.   ACCRUED LIABILITIES:

     Accrued liabilities consist of the following (in thousands):

                                                                 June 30,
                                                                   1999        December 31,
                                                                (Unaudited)       1998
                                                                -----------    ------------
Accrued payroll and related costs........................         $  982          $1,008
Accrued marketing costs..................................            126             354
Other accrued liabilities................................            678             705
                                                                  ------          ------
                                                                  $1,786          $2,067
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

     The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of the Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific/Japan ("APJ"). Each geographic segment provides products and services as further described in Note 2. The Company evaluates the performance of its geographic segments based on profit or loss from operations. Profit or loss for each geographic segment includes sales and marketing expenses and other charges directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses that are separately managed. The Company has no long-lived assets, other than property and equipment. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 1999 and December 31, 1998, long-lived assets of approximately $2.3 million and $2.4 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not being reported by segment because the information is not reviewed by the Executive Staff to make decisions about resources to be allocated to the segments based on their performance.

     In North America, the Company sells its products through a direct sales organization. Outside the United States, direct sales, applications engineering and customer support are conducted through the Company's operations in Europe, Japan and China. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by segment for the quarters and six months ended June 30, 1999, and 1998 is as follows (unaudited, in thousands):

                                            Three months ended       Six months ended
                                                 June 30,                June 30,
                                            ------------------       -----------------
                                              1999      1998           1999      1998
                                            --------  --------       --------  -------
   Revenues from customers:
            Americas  ....................   $ 3,515   $ 3,473        $ 6,424   $ 6,653
            EMEA  ........................     4,369     3,756          8,680     7,326
            APJ  .........................     1,689     1,080          3,064     1,986
            Unallocated  .................       209       237            422       540
                                             -------   -------        -------   -------
                 Total  ..................   $ 9,782   $ 8,546        $18,590   $16,505
                                             =======   =======        =======   =======

   Gross profit (loss):
            Americas  ....................   $ 2,376   $ 2,064        $ 4,283   $ 3,795
            EMEA  ........................     2,476     1,803          4,970     3,375
            APJ  .........................     1,034       671          2,018     1,211
            Unallocated  .................       (91)      218           (373)      542
                                             -------   -------        -------   -------
                 Total  ..................   $ 5,795   $ 4,756        $10,898   $ 8,923
                                             =======   =======        =======   =======

   Income (loss) from operations:
            Americas  ....................   $ 1,423   $ 1,211        $ 2,448   $ 2,125
            EMEA  ........................     1,618     1,072          3,324     1,877
            APJ  .........................       308       172            566       200
            Unallocated  .................    (4,395)   (3,618)        (9,260)   (7,122)
                                             -------   -------        -------   -------
                 Total  ..................   $(1,046)  $(1,163)       $(2,922)  $(2,920)
                                             =======   =======        =======   =======

     One customer, the sole independent distributor of the Company's products in Europe since December 1997, accounted for 28.0% and 21.9% of total revenues for the quarters ended June 30, 1999 and 1998, respectively, and 26.7% and 21.3% of total revenues for the six months ended June 30, 1999 and 1998, respectively.

6.   INCOME TAXES:

     Income taxes for the six-month periods ended June 30, 1999 and 1998 primarily consists of taxes related to foreign subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Factors That May Affect Future Results of Operations" and elsewhere in this Form 10-Q that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

     The Company markets its products and services in North America, Europe, Japan and selected Asia-Pacific countries through a direct sales organization augmented with the use of third-party distributors. International sales, which include both export sales and sales by the Company's international subsidiaries, accounted for 61.9% and 56.6% of total revenues for quarters ended June 30, 1999 and 1998, respectively and 63.2% and 56.4% of total revenues for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, 9.6% and 9.4%, respectively, of the Company's revenues were denominated in currencies other than the U.S. dollar, principally the Japanese Yen. However, this percentage may increase over time as the Company responds to market requirements to sell its products and services in local currencies, such as the Euro. As a result, the Company's operations and the market price of its products may be directly affected by economic and political conditions in the countries where the Company does business. Additional risks inherent in the Company's international business activities include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers. The Company expects that international sales will continue to constitute a significant portion of total revenues.

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

     The Company has experienced operating losses in all prior fiscal years and for the six months ended June 30, 1999. During this period, the Company has made significant investments in product development to implement open control networks. Such development projects included development of transceivers, control modules, routers, network interface devices, network management software and the LonPoint System. Furthermore, because the Company's strategy is significantly dependent upon achieving broad adoption of its LonWorks technology across many industries worldwide, the Company has incurred significant selling and marketing expense promoting its products. The Company currently believes it is unlikely that its future rate of growth of product development, sales and marketing expenses will fall below historical levels. Additionally, the Company believes that it has priced its products at competitive levels to ensure broad adoption of LonWorks technology. The Company continues to invest significantly in product development, sales and marketing, and to the extent such expenditures do not result in significant increases in revenues, the Company will continue to incur operating losses for the foreseeable future and the Company's business, operating results and financial condition will be materially and adversely affected.

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

Revenues

     Total revenues grew to $9.8 million in the second quarter of 1999 from $8.5 million in the second quarter of 1998. Total revenues for the six months ended June 30, 1999 grew to $18.6 million from $16.5 million in the same period in 1998. One customer, EBV Elektronik GmbH ("EBV"), the sole independent distributor of the Company's products in Europe since December 1997, accounted for 28.0% and 21.9% of total revenues for the quarters ended June 30, 1999 and 1998, respectively, and 26.7% and 21.3% of total revenues for the six months ended June 30, 1999 and 1998, respectively.

Product. Product revenues grew to $9.2 million in the second quarter of 1999 from $7.7 million in the second quarter of 1998. Product revenues for the six months ended June 30, 1999 grew to $17.4 million from $14.9 million in the same period of 1998. The 19.8% increase in product revenues between the two quarters and the 16.8% increase in product revenues between the two six-month periods was primarily a result of an increase in sales of control and connectivity products partially offset by the decrease in sales for development tools products.

     Service. Service revenues decreased to $591,000 in the second quarter of 1999 from $873,000 in the second quarter of 1998. Service revenues for the six months ended June 30, 1999 decreased to $1.2 million from $1.6 million in the same period of 1998. The 32.3% decrease in service revenues between the two quarters and the

25.4% decrease between the two six-month periods was primarily due to reduced customer support revenues partially offset by an increase in training revenue.

Cost of Revenues

     Cost of product. Cost of product revenues consists of costs associated with the purchase of components and subassemblies, as well as allocated labor, overhead and manufacturing variances associated with the packaging, preparation and shipment of products. Cost of product revenues in the second quarter of 1999 was $3.6 million compared to $3.4 million in 1998, representing product gross margins of 61.0% and 56.3%, respectively. Cost of product revenues for the six months ended June 30, 1999 increased to $6.9 million from $6.6 million in the same period in 1998 representing product gross margins of 60.2% and 55.6%, respectively. The increase in product gross margin percentages for both the quarter and six-month comparison periods was primarily due to cost reductions for the Company's higher volume control and connectivity products.

     Cost of service. Cost of service revenues consists of employee-related costs as well as direct costs incurred in providing training and customer support services. Cost of service revenues decreased to $399,000 for the second quarter of 1999 from $434,000 for the comparative period in 1998, a decrease of 8.1%, representing service gross margins of 32.5% and 50.3%, respectively. Cost of service revenues for the six months ended June 30, 1999 decreased to $779,000 from $977,000, a decrease of 20.3%, representing service gross margins of 36.5% and 40.6%, respectively. The decline in service gross margins for both the quarter and six-month comparison periods was primarily due to a decline in service revenues only partially offset by a matching decline in costs in providing services.

Operating Expenses

     Product development. Product development expenses consist primarily of payroll and related expenses, expensed material and facility costs associated with the development of new technologies and products. Product development expenses for the second quarter of 1999 grew to $2.2 million compared to $1.8 million in the same quarter of 1998, representing 22.4% and 21.1%, respectively, of total revenues. Product development expenses for the six months ended June 30, 1999 increased to $4.6 million from $3.8 million in the same period of 1998, representing 24.9% and 22.8%, respectively, of total revenues. The increase in product development expenses for both the quarter and six-month comparison periods was primarily the result of increased salaries and other costs related to the hiring of additional engineering personnel to support the development of new and existing products.

     Sales and marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including commissions to sales personnel, travel and entertainment, advertising and product promotion and facilities costs associated with the Company's sales and support offices. Sales and marketing expenses for the second quarter of 1999 increased to $3.6 million from $3.1 million in the second quarter of 1998, representing 36.7% and 35.9%, respectively, of total revenues. Sales and marketing expenses for the six months ended June 30, 1999 increased to $7.1 million from $6.1 million in the same period of 1998, representing 38.2% and 36.9%, respectively, of total revenues. The increase in sales and marketing expenses for both the quarter and six-month comparison periods was primarily the result of increased selling expenses due to the expansion of business in the Asia Pacific region.

     General and administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expenses for the second quarter of 1999 stayed flat at $1.1 million compared to the same period in 1998, representing 10.8% and 12.3% of total revenues, respectively. General and administrative expenses for the six months ended June 30, 1999 increased slightly to $2.1 million from $2.0 million in the same period of 1998, representing 11.3% and 12.0%, respectively, of total revenues.

Interest and other income, net

     Interest and other income, net primarily reflects interest earned by the Company on its cash and short-term investment balances. Interest and other income, net for the second quarter of 1999 increased to $331,000 from $34,000 for the comparable period in 1998. Interest and other income, net for the six months ended June 30, 1999 increased to $693,000 from $109,000 for the comparable period in 1998. The increase for both the quarter and six-month comparison periods was primarily due to the higher cash and short-term investments balances generated in the third quarter of 1998, when the Company received net proceeds of $31.7 million from its initial public offering.

Provision for income taxes

     Income taxes consist of taxes related to certain of the Company's foreign subsidiaries. Income taxes were $29,000 and $45,000 for the second quarters of 1999 and 1998, respectively. Income taxes were $88,000 and $100,000 for the six months ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations and met its capital expenditure requirements primarily from the sale of Preferred Stock and Common Stock. From inception through June 30, 1999, the Company had raised $127.6 million from the sale of Preferred Stock and Common Stock.

     Net cash used in operating activities was $2.3 million and $4.9 million for the six months ended June 30, 1999 and 1998, respectively. Net cash used in operations is attributable primarily to the losses from operations in each of the periods. As of June 30, 1999, receivables had grown by $1.6 million since the end of the year, due to the combination of revenue growth and the later timing of revenue in the second quarter of 1999.

     Net cash provided by investing activities was $6.2 million and $2.5 million for the six months ended June 30, 1999 and 1998, respectively. These amounts primarily reflect the maturities of short-term investments offset by purchases of short-term investments and capital expenditures.

     Net cash provided by financing activities was $409,000 and $687,000 for the six months ended June 30, 1999 and 1998, respectively, and consists primarily of proceeds from the exercise of employee stock options. At June 30, 1999, the Company had cash, cash equivalents and short-term investments of $26.6 million.

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

     State of Readiness

     Echelon has formed a cross-functional team (the "Y2K Team") including Information Services ("IS"), Operations, Product Marketing, Product Development and Administration to evaluate and address the compliance of its products, internal systems, and key suppliers related to Date Code Dependencies. The Y2K Team has documented the results of the completed evaluations and expects the required remediation to be completed by September 1999.

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

     Suppliers: All of the Company's key suppliers have indicated that they do not anticipate Date Code Dependency problems. Echelon has also interviewed all of its second-tier suppliers, and they do not anticipate Date Code Dependency problems.

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


New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," which establishes standards for the accounting for derivative transactions and the derivative portion of certain other contracts. SFAS No. 133 will become effective for the Company's fiscal year beginning January 1, 2001. Management believes that SFAS No. 133 will not have a material effect on the Company's financial statements.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

There has not been a material change in the Company's exposure to interest rate and foreign currency risks since the date of the 1998 Form 10-K.

     Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. All investments are in high-credit quality issuances and, by policy, are limited in the amount of credit exposure to any one issuer. The Company ensures the safety and preservation of the invested principal funds by investing in safe and high-credit quality securities which includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The table below presents principal amounts and related weighted average interest rates for the Company's investment portfolio at June 30, 1999. All investments mature, by Company policy, in two years or less.

                                                                             Average
                                                      Carrying Amount      Interest Rate
                                                      ---------------     ----------------
                                                       (in thousands)
Cash Equivalents:
  U.S. corporate securities..................              $13,849              4.89%
                                                           -------              ----

       Total cash equivalents................              $13,849              4.89%
                                                           -------              ----

Short-term Investments:
  U.S. corporate securities..................              $ 9,966              5.75%
  Foreign securities.........................                1,006              5.46%
                                                           -------              ----

       Total short-term investments..........              $10,972              5.72%
                                                           -------              ----

       Total investment securities...........              $24,820              5.26%
                                                           =======              ====

     Foreign Currency Exchange Risk. The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in Japan and Western Europe. Currently, the Company does not employ a foreign currency hedge program utilizing foreign currency exchange contracts as the foreign currency transactions and risks to date have not been significant.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

HISTORY OF LOSSES; ACCUMULATED DEFICIT; ANTICIPATED CONTINUING LOSSES; UNCERTAINTY OF FUTURE OPERATING RESULTS

     The Company has incurred net losses each year since its inception. At June 30, 1999, the Company had an accumulated deficit of $92.8 million. The Company has invested and continues to invest significant financial resources in product development, marketing and sales, and to the extent such expenditures do not result in significant increases in revenues, the Company's business, operating results and financial condition will be materially and adversely affected. Due to the limited history and undetermined market acceptance of many of the Company's products and technologies, the rapidly evolving nature of the Company's business and markets, potential changes in voluntary product standards that significantly influence many of the markets for the Company's products, the high level of competition in the industries in which the Company operates and the other factors described elsewhere in this document, there can be no assurance that the Company's investment in these areas will result in increases in revenues or that any revenue growth that is achieved can be sustained. Any revenue growth that the Company has achieved or may achieve may not be indicative of future operating results. In addition, the Company's history of losses makes future operating results difficult to predict. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies. As a result, there can be no assurance that the Company will be profitable in any future period. Future operating results will depend on many factors, including the growth of the markets for the Company's products, the acceptance of the Company's products, the level of competition, the ability of the Company to develop and market new products, and general economic conditions. In view of the uncertainties identified herein, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. As of December 31, 1998, the Company had net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $80.1 million and $5.0 million, respectively, which expire at various dates through 2018. In addition, as of December 31, 1998, the Company had tax credit carryforwards of approximately $4.1 million, which expire at various dates through 2018. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. The Company had deferred tax assets, including its net operating loss carryforwards and tax credits, totaling approximately $36.1 million as of December 31, 1998. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance, the history of losses and the variability of operating results.

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

     Currently, significant portions of the Company's revenues are derived from sales by EBV, the sole independent distributor of the Company's products to OEMs in Europe since December 1997. EBV accounted for 28.0% and 21.9% of total revenues for the quarters ended June 30, 1999 and 1998, respectively, and 26.7% and 21.3% of total revenues for the six months ended June 30, 1999 and 1998, respectively. The Company's agreement with EBV will expire in December 1999. In addition, as part of its distribution strategy, the Company intends to develop distribution arrangements with systems integrators. In particular, the Company expects that a significant portion of its future revenues will be derived from sales by such systems integrators. Any failure by EBV or any other existing or future distributor to dedicate sufficient resources and efforts to the marketing and selling of the Company's products, or to generate significant revenues for the Company, could have a material adverse effect on the Company's business, operating results and financial condition. Also, the failure of the Company to develop new distribution channels, to maintain the EBV arrangement or any other distribution channels, or to renew the EBV arrangement on a timely basis, would result in reduced or delayed revenues, increased operating expenses and loss of customer goodwill, any of which could have a material adverse effect on the business, operating results and financial condition of the Company.

DEPENDENCE ON KEY MANUFACTURERS

     The Neuron Chip is an important component used by the Company's customers in control network nodes. In addition, the Neuron Chip is an important device used in many of the Company's products. Neuron Chips are currently manufactured and distributed by both Motorola, Inc. ("Motorola") and Toshiba Corporation ("Toshiba"). The Company has entered into licensing agreements with each of Motorola, Toshiba and Cypress Semiconductor Corporation ("Cypress"). The agreements, among other things, grant Motorola, Toshiba and Cypress the worldwide right to manufacture and distribute Neuron Chips using technology licensed from the Company and require the Company to provide support and unspecified updates to the licensed technology over the terms of the agreements. The Cypress agreement expires in April 2009, unless renewed. The Toshiba agreement expires in January 2001, unless renewed. The Motorola agreement expires in January, 2001, and Motorola has announced that it will discontinue distribution of Neuron Chips after January 31, 2001. However, both Motorola and Toshiba have the right to terminate the agreements at any time. While the Company developed the first version of the Neuron Chip, Motorola and Toshiba subsequently developed improved, lower-cost versions of the Neuron Chip that are presently utilized in products developed and sold by the Company and its customers. The Company currently has no other source of supply for Neuron Chips and has neither the resources nor the skills to replace Motorola, Toshiba or Cypress as a manufacturer of Neuron Chips. Both Motorola and Toshiba have played, and Toshiba and Cypress are expected to play, a key role in the development and marketing of LonWorks technology. The loss of Toshiba or Cypress as a supplier of the Neuron Chip could have a material adverse effect on the business, operating results and financial condition of the Company. In the event of the loss of Toshiba or Cypress as a supplier, there could be no assurance that the Company would be able to locate an alternate source for the design, manufacture or distribution of Neuron Chips.

     The Company's future success will also depend, in significant part, on its ability to successfully manufacture its products cost-effectively and in sufficient volumes. For certain key products, the Company utilizes outsource manufacturers, including GET Manufacturing, Inc. and muRata Electronics North America, Inc. These outsource manufacturers procure material and assemble, test and inspect the final products to the Company's specifications. Such a strategy involves certain risks, including the potential absence of adequate capacity and reduced control over delivery schedules, product availability, manufacturing yields, quality and costs. In addition, several key components are currently purchased only from sole or limited sources. Any interruption in the supply of these products or components, or the inability of the Company to procure these products or components from alternate sources at acceptable prices and within a reasonable time could have a material adverse effect upon the Company's business, operating results and financial condition.

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

MARKET ACCEPTANCE OF INTEROPERABILITY

     The future operating success of the Company will depend, in significant part, on the successful development of interoperable products by the Company and OEMs, and the acceptance of interoperable products by systems integrators and end-users. When products or subsystems from multiple vendors can be integrated into a control system without the need to develop custom hardware or software, they are "interoperable." The Company has expended considerable resources to develop, market and sell interoperable products, and has made such products a cornerstone of its sales and marketing strategy. The Company has widely promoted interoperable products as offering benefits such as lower life-cycle costs and improved flexibility to owners and users of control networks. However, there can be no assurance that OEMs who manufacture and market closed systems will accept, promote or employ interoperable products, since doing so may expose such OEMs' businesses to increased competition. In addition, there can be no assurance that OEMs will, in fact, successfully develop interoperable products, or that OEMs' interoperable products will be accepted by their customers. The failure of OEMs to develop interoperable products, or the failure of interoperable products to achieve market acceptance, would have a material adverse effect on the business, operating results and financial condition of the Company.

INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS

  The Company's sales and marketing operations are located in nine countries. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for approximately 61.9% and 56.6% of the Company's total revenues for the quarters ended June 30, 1999 and 1998, respectively, and 63.2% and 56.4% of the Company's total revenues for the six months ended June 30, 1999 and 1998, respectively. The Company's operations and the market price of its products may be directly affected by economic and political conditions in the countries where the Company does business. In addition, there can be no assurance that the Company will be able to maintain or increase the international demand for its products. Additional risks inherent in the Company's international business activities generally include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of non-local products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, including restrictions on repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business transacted by the Company in other countries in any given quarter, the timing of the Company's revenues and its ability to forecast its projected operating results for such quarter. For the six months ended June 30, 1999 and 1998, approximately 9.6% and 9.4%, respectively, of the Company's revenues were conducted in currencies other than the U.S. dollar, principally the Japanese Yen. Fluctuations in the value of currencies in which the Company conducts its business relative to the U.S. dollar could cause currency translation adjustments. The introduction of the Euro as the standard currency in participating European countries may also impact the ability of the Company to denominate sales transactions in U.S. dollars. To the extent that fewer of the Company's sales in Europe are denominated in U.S. dollars, the Company may experience an increase in currency translation adjustments, particularly as a result of general economic conditions in Europe as a whole. The Company does not currently engage in currency hedging transactions or otherwise cover its foreign currency exposure. There can be no assurance that such factors will not have a material adverse effect on international revenues and, consequently, the Company's business, operating results and financial condition.

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

LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS

     The Company's success depends significantly upon its intellectual property rights. The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its intellectual property rights, all of which afford only limited protection. The Company has 72 issued U.S. patents, 18 pending U.S. patent applications, and various foreign counterparts. There can be no assurance that patents will issue from these pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect the Company's technology. Failure of any patents to protect the Company's technology may make it easier for the Company's competitors to offer equivalent or superior technology. The Company has registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. Any failure by the Company to properly register or maintain its trademarks or to otherwise take all necessary steps to protect its trademarks may diminish the value associated with the Company's trademarks. In addition, any failure by the Company to take all necessary steps to protect its trade secrets or other intellectual property rights may have a material adverse effect on the Company's ability to compete in its markets. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. There can be no assurance that any patents, trademarks, copyrights or intellectual property rights that have been or may be issued or granted will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide protection for the Company's proprietary rights. In addition, there can be no assurance that the Company has taken or will take all necessary steps to protect its intellectual property rights. Third parties may also independently develop similar technology without breach of the Company's trade secrets or other proprietary rights. The Company has licensed in the past and may license in the future its key technologies to third parties. In addition, the laws of some foreign countries, including several in which the Company operates or sells its products, do not protect proprietary rights to as great an extent as do the laws of the United States. Certain of the Company's products are licensed under shrink-wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions.

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

CONTROL BY EXISTING STOCKHOLDERS

     As of July 31, 1999, the directors and executive officers of the Company, together with certain entities affiliated with them, beneficially owned 34.2% of the Company's outstanding Common Stock and Motorola, a principal stockholder of the Company, owned 11.8% of the Company's outstanding Common Stock. Further, pursuant to the terms of the stock purchase agreement under which Motorola initially acquired its shares, Motorola and one other stockholder which combined with Motorola own approximately 14.3% of the Company's outstanding Common Stock have agreed to vote (i) all of their shares in favor of the slate of director nominees recommended by the Board of Directors, and (ii) a number of shares equal to at least that percentage of shares voted by all other stockholders for or against any given matter, as recommended by the Board of Directors (except certain matters relating to certain changes to the Company's charter, liquidations, a sale of the Company or a merger of the Company into another entity), as recommended by a majority of the Board of Directors. As a result, these stockholders would be able to control substantially all matters requiring approval by the stockholders of their Company, including the election of all directors and approval of significant corporate transactions. Mr. Bertrand Cambou, formerly of Motorola, resigned from the Company's Board of Directors in April 1999.

                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its annual meeting of stockholders on May 11, 1999 (the "Annual Meeting"). At such meeting, the following directors were elected: M. Kenneth Oshman and Larry W. Sonsini. The only other matter submitted to stockholder vote at the Annual Meeting was the ratification of the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 1999.

          Votes For:              28,594,721
          Votes Against:               6,570
          Votes Abstaining:           12,557
          Broker Non-Votes:                0

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

                                  Echelon Corporation

Date: August 12, 1999             By   /s/ Oliver R. Stanfield
                                       -----------------------
                                       Oliver R. Stanfield,
                                       Vice President Finance, and Chief
                                       Financial Officer (Duly
                                       Authorized Officer and Principal
                                       Financial and Accounting Officer)