Form 10-Q
period 1999-09-30
ECHELON CORP
filed 1999-11-08
CIK 31347

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                             ---------------------

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

                                YES [X]   NO [_]

As of October 31, 1999, 33,075,240 shares of the Registrant's common stock were outstanding.

                              ECHELON CORPORATION

              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                     INDEX

                                                                             Page
                                                                             ----
Part I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 1999 and December 31, 1998                          3

             Condensed Consolidated Statements of Operations
             for the three and nine months ended September 30, 1999 and
             September 30, 1998                                                4

             Condensed Consolidated Statements of Cash Flows
             for the nine months ended September 30, 1999 and
             September 30, 1998                                                5

             Notes to Condensed Consolidated Financial Statements              6

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              10

  Item 3.    Qualitative and Quantitative Disclosures About Market Risk       15

Part II. OTHER INFORMATION

  Item 1.    Legal Proceedings                                                25

  Item 2.    Changes in Securities                                            25

  Item 3.    Defaults upon Senior Securities                                  25

  Item 4.    Submission of Matters to a Vote of Security Holders              25

  Item 5.    Other Information                                                25

  Item 6.    Exhibits and Reports on Form 8-K                                 25

  SIGNATURE                                                                   25

                                       2

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS

                              ECHELON CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                    September 30,          December 31,
                                                                        1999                   1998
                                                                 --------------------   ---------------
                                                                     (Unaudited)
          ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................................           $    13,172            $    11,552
Short-term investments....................................                12,928                 17,501
Accounts receivable, net..................................                 6,172                  4,559
Inventories...............................................                 2,675                  3,364
Other current assets......................................                 1,323                  2,170
                                                                    ------------           ------------
Total current assets......................................                36,270                 39,146

Property and equipment, net...............................                 2,726                  2,804
                                                                    ------------           ------------
                                                                     $    38,996               $ 41,950
                                                                    ============           ============
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable..........................................           $     2,446            $     1,787
Accrued liabilities.......................................                 1,811                  2,067
Current portion of deferred revenues......................                 1,258                  1,559
                                                                    ------------           ------------
Total current liabilities.................................                 5,515                  5,413
                                                                    ------------           ------------
LONG-TERM LIABILITIES:
Deferred rent, net of current portion.....................                    --                     76
Deferred revenues, net of current portion.................                   169                    675
                                                                    ------------           ------------
Total long-term liabilities...............................                   169                    751
                                                                    ------------           ------------
STOCKHOLDERS' EQUITY:
Common stock..............................................                   330                    325
Additional paid-in capital................................               127,334                126,844
Cumulative translation adjustment.........................                  (321)                  (314)
Deferred compensation.....................................                  (452)                  (597)
Unrealized holding (loss) gain on available-for-sale
securities................................................                   (20)                    27

Accumulated deficit.......................................               (93,559)               (90,499)
                                                                    ------------           ------------
Total stockholders' equity................................                33,312                 35,786
                                                                    ------------           ------------
                                                                     $    38,996            $    41,950
                                                                    ============           ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ECHELON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                         September 30,
                                                -----------------------------          -----------------------------
                                                  1999                1998               1999                 1998
                                                --------            --------           ---------            --------
REVENUES:
Product.............................            $  9,301            $  6,406            $ 26,665            $ 21,267
Service.............................                 473                 717               1,699               2,361
                                               ---------           ---------           ---------           ---------
Total revenues......................               9,774               7,123              28,364              23,628
                                               ---------           ---------           ---------           ---------
COST OF REVENUES:
Cost of product.....................               3,473               2,701              10,386               9,305
Cost of service.....................                 387                 424               1,166               1,402
                                               ---------           ---------           ---------           ---------
Total cost of revenues..............               3,860               3,125              11,552              10,707
                                               ---------           ---------           ---------           ---------
Gross profit........................               5,914               3,998              16,812              12,921
                                               ---------           ---------           ---------           ---------
OPERATING EXPENSES:
Product development.................               2,227               1,803               6,854               5,564
Sales and marketing.................               3,705               3,010              10,798               9,105
General and administrative..........               1,035               1,105               3,135               3,092
                                               ---------           ---------           ---------           ---------
Total operating expenses............               6,967               5,918              20,787              17,761
                                               ---------           ---------           ---------           ---------
Loss from operations................              (1,053)             (1,920)             (3,975)             (4,840)
                                               ---------           ---------           ---------           ---------

INTEREST AND OTHER INCOME, NET......                 352                 403               1,045                 512
                                               ---------           ---------           ---------           ---------
Loss before provision for income
taxes...............................                (701)             (1,517)             (2,930)             (4,328)

Provision for income taxes..........                  42                  37                 130                 137
                                               ---------           ---------           ---------           ---------
Net loss............................            $   (743)           $ (1,554)           $ (3,060)           $ (4,465)
                                               =========           =========           =========           =========
Basic net loss per share............            $  (0.02)           $  (0.05)           $  (0.09)           $  (0.20)
                                               =========           =========           =========           =========
Shares used in computing
basic net loss per share............              33,028              28,273              32,832              22,263
                                               =========           =========           =========           =========
Proforma basic net loss
per share...........................                                $  (0.05)                               $  (0.16)
                                                                   =========                               =========
Shares used in computing
proforma basic net loss per share...                                  30,845                                  28,359
                                                                   =========                               =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ECHELON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                        Nine Months Ended September 30,
                                                                                       ---------------------------------
                                                                                           1999                 1998
                                                                                       ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................................................         $    (3,060)         $    (4,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization................................................                 855                  695
Deferred compensation expense................................................                 145                  110
Unrealized losses on securities..............................................                 (47)                  --
Change in operating assets and liabilities:
Accounts receivable..........................................................              (1,613)                 484
Inventories..................................................................                 689               (1,810)
Other current assets.........................................................                 847                 (756)
Accounts payable.............................................................                 659                   99
Accrued liabilities..........................................................                (256)                  18
Deferred revenues............................................................                (807)                (918)
Deferred rent................................................................                 (76)                (127)
                                                                                     ------------         ------------
Net cash used in operating activities........................................              (2,664)              (6,670)
                                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments........................              (6,093)             (11,305)
Proceeds from maturities of held-to-maturity short-term investments..........                  --                2,981
Proceeds from maturities of available-for-sale short-term investments........              10,666                   --
Capital expenditures.........................................................                (777)              (1,351)
                                                                                     ------------         ------------
Net cash provided by (used for) investing activities.........................               3,796               (9,675)
                                                                                     ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock.......................................                 495               32,583
                                                                                     ------------         ------------
EFFECT OF EXCHANGE RATES ON CASH.............................................                  (7)                (148)
                                                                                     ------------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS....................................               1,620               16,090
Beginning of period..........................................................              11,552                4,872
                                                                                     ------------         ------------
End of period................................................................         $    13,172          $    20,962
                                                                                     ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid for income taxes...................................................         $       120          $       155
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

  Revenue from hardware sales is recognized upon shipment to the customer. Estimated reserves for warranty costs as well as reserves for sales returns and allowances related to anticipated return of products sold to distributors with limited rights of return, which are not material to the consolidated financial statements, are recorded at the time of sale. Revenues from software sales, including sales to distributors, are recognized upon shipment of the software to licensees if there are no significant post-delivery obligations and if collection is probable. The Company generally has not had any significant post-delivery obligations associated with the sale of its products. Service revenue is recognized as the services are performed, or ratably over the term of the support period.

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

As of September 30, 1999, the Company's available-for-sale securities had contractual maturities from five to 23 months and an average maturity of 19 months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of September 30, 1999, the amortized cost basis, aggregate fair value and gross unrealized holding losses by major security type were as follows (in thousands):

                                                                   Unrealized
                                    Amortized       Aggregate       Holding
                                      Cost         Fair Value       Losses
                                      ----         ----------       ------
U.S. corporate securities:
  Certificates of deposit           $    1,031     $    1,027     $       (4)
  Commercial paper                       2,061          2,061             --
  Corporate notes and bonds              8,878          8,865            (13)
                                    ----------     ----------     ----------
                                        11,970         11,953            (17)
Foreign securities                         978            975            ( 3)
                                    ----------     ----------     ----------

Total investments in debt and
 equity securities                  $   12,948     $   12,928     $      (20)
                                    ==========     ==========     ==========

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

3. INVENTORIES:

  Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                         September 30,      December 31,
                                             1999               1998
                                        ---------------    -------------
                                         (Unaudited)
        Purchased materials.............    $ 1,241           $ 1,671
        Work-in-process.................        162                --
        Finished goods..................      1,272             1,693
                                            -------           -------
                                            $ 2,675           $ 3,364
                                            =======           =======

4. ACCRUED LIABILITIES:

  Accrued liabilities consist of the following (in thousands):

                                                  September 30,       December 31,
                                                      1999               1998
                                                ------------------  ---------------
                                                   (Unaudited)
        Accrued payroll and related costs.......     $   988            $ 1,008
        Accrued marketing costs.................         367                354
        Other accrued liabilities...............         456                705
                                                     -------            -------
                                                     $ 1,811            $ 2,067
                                                     =======            =======

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

  The Company operates in one principal industry segment: the design, manufacture and sale of products for the control network industry, and markets its products primarily to the building automation, industrial automation, transportation, and home automation markets. The Company's products are marketed under the LonWorks brand name, which provides the infrastructure and support required to implement and deploy open, interoperable, control network solutions. All of the Company's products either incorporate or operate with the LonTalk protocol. The Company also provides services to customers which consist of technical support and training courses covering its LonWorks network technology and products. The Company offers approximately 80 products and services that together constitute the LonWorks system. Any given customer purchases a small subset of such products and services that are appropriate for that customer's application.

  The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of the Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific/Japan ("APJ"). Each geographic segment provides products and services as further described in Note 2. The Company evaluates the performance of its geographic segments based on profit or loss from operations. Profit or loss for each geographic segment includes sales and marketing expenses and other charges directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses that are separately managed. The Company has no long-lived assets, other than property and equipment. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 1999 and December 31, 1998, long-lived assets of approximately $2.4 million were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not being reported by segment because the information is not reviewed by the Executive Staff to make decisions about resources to be allocated to the segments based on their performance.

  In North America, the Company sells its products through a direct sales organization. Outside the United States, direct sales, applications engineering and customer support are conducted through the Company's operations in Europe, Japan and China. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by segment for the quarters and nine months ended September 30, 1999, and 1998 is as follows (unaudited, in thousands):

                                              Three months ended                 Nine months ended
                                                  September 30,                     September 30,
                                           ----------------------------     -----------------------------
                                              1999             1998             1999              1998
                                             ------           ------           ------             -----
   Revenues from customers:
            Americas...................     $ 3,617           $ 3,186          $ 10,041          $  9,839
            EMEA.......................       4,305             2,792            12,985            10,118
            APJ........................       1,613               951             4,677             2,937
            Unallocated................         239               194               661               734
                                            -------           -------          --------          --------
                 Total.................     $ 9,774           $ 7,123          $ 28,364          $ 23,628
                                            =======           =======          ========          ========

   Gross profit (loss):
            Americas...................     $ 2,433           $ 2,152          $  6,716          $  5,947
            EMEA.......................       2,511             1,454             7,481             4,829
            APJ........................       1,028               690             3,046             1,901
            Unallocated................         (58)             (298)             (431)              244
                                            -------           -------          --------          --------
                 Total.................     $ 5,914           $ 3,998          $ 16,812          $ 12,921
                                            =======           =======          ========          ========

   Income (loss) from operations:
            Americas...................     $ 1,494           $ 1,394          $  3,942          $  3,519
            EMEA.......................       1,733               790             5,057             2,667
            APJ........................         179                96               745               296
            Unallocated................      (4,459)           (4,200)          (13,719)          (11,322)
                                            -------           -------          --------          --------
                 Total.................     $(1,053)          $(1,920)         $ (3,975)         $ (4,840)
                                            =======           =======          ========          ========

  One customer, the sole independent distributor of the Company's products in Europe since December 1997, accounted for 29.0% and 23.7% of total revenues for the quarters ended September 30, 1999 and 1998, respectively, and 27.5% and 22.5% of total revenues for the nine months ended September 30, 1999 and 1998, respectively.

6. INCOME TAXES:

  Income taxes for the nine-month periods ended September 30, 1999 and 1998 primarily consists of taxes related to foreign subsidiaries.

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

  The Company markets its products and services in North America, Europe, Japan and selected Asia-Pacific countries through a direct sales organization augmented with the use of third-party distributors. International sales, which include both export sales and sales by the Company's international subsidiaries, accounted for 60.6% and 52.6% of total revenues for quarters ended September 30, 1999 and 1998, respectively and 62.3% and 55.5% of total revenues for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, 9.6% and 8.8%, respectively, of the Company's revenues were denominated in currencies other than the U.S. dollar, principally the Japanese Yen. However, this percentage may increase over time as the Company responds to market requirements to sell its products and services in local currencies, such as the Euro. Moreover, the Company has agreed with EBV Elektronic GmbH ("EBV"), its European distributor, that upon notice from EBV, the Company will thereafter sell its products to EBV in Euros rather than U.S. dollars. The Company does not know when or if EBV will give such notice. As a result, the Company's operations and the market price of its products may be directly affected by economic and political conditions in the countries where the Company does business. Additional risks inherent in the Company's international business activities include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers. The Company expects that international sales will continue to constitute a significant portion of total revenues.

  The Company derives its revenues primarily from the sale and licensing of its products and, to a lesser extent, from fees associated with training and technical support offered to its customers. Product revenues consist of revenues from sales of transceivers, control modules, routers, network interface devices and development tools and from licenses for network services software products. Revenues from software licensing arrangements have not been significant to date. Service revenues consist of product support (including software post-contract support services) and training. The Company recognizes revenue from product sales at the time of shipment to the customer. Estimated reserves for warranty costs as well as for sales returns and allowances related to anticipated return of products sold to distributors with limited rights of return, which have not been material to the Company's financial results, are recorded at the time of sale. Revenue from software sales is recognized upon shipment of the software to licensees if there are no significant post-delivery obligations and if collection is probable. The Company generally has not had any significant post-delivery obligations associated with the sale of its products. Service revenues are generally recognized as the services are performed, or ratably over the term of the support period.

  The Company has experienced operating losses in all prior fiscal years and for the nine months ended September 30, 1999. During this period, the Company has made significant investments in product development to implement open control networks. Such development projects included development of transceivers, control modules, routers, network interface devices, network management software and the LonPoint System. Furthermore, because the Company's strategy is significantly dependent upon achieving broad adoption of its LonWorks technology across many industries worldwide, the Company has incurred significant selling and marketing expense promoting its products. The Company currently believes it is unlikely that its future rate of growth of product development, sales and marketing expenses will fall below historical levels. Additionally, the Company believes that it has priced its products at competitive levels to ensure broad adoption of LonWorks technology. The Company continues to invest significantly in product development, sales and marketing, and to the extent such expenditures do not result in significant increases in revenues, the Company will continue to incur operating losses for the foreseeable future and the Company's business, operating results and financial condition will be materially and adversely affected.

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

Revenues

  Total revenues grew to $9.8 million in the third quarter of 1999 from $7.1 million in the third quarter of 1998. Total revenues for the nine months ended September 30, 1999 grew to $28.4 million from $23.6 million in the same period in 1998. One customer, EBV, the sole independent distributor of the Company's products in Europe since December 1997, accounted for 29.0% and 23.7% of total revenues for the quarters ended September 30, 1999 and 1998, respectively, and 27.5% and 22.5% of total revenues for the nine months ended September 30, 1999 and 1998, respectively.

  Product. Product revenues grew to $9.3 million in the third quarter of 1999 from $6.4 million in the third quarter of 1998. Product revenues for the nine months ended September 30, 1999 grew to $26.7 million from $21.3 million in the same period of 1998. The 45.2% increase in product revenues between the two quarters and the 25.4% increase in product revenues between the two nine-month periods were primarily a result of an increase in sales of control and connectivity products, and to a lesser extent, an increase in sales of LonPoint products and network services products, partially offset by the decrease in sales for development tools products.

  Service. Service revenues decreased to $473,000 in the third quarter of 1999 from $717,000 in the third quarter of 1998. Service revenues for the nine months ended September 30, 1999 decreased to $1.7 million from $2.4 million in the same period of 1998. The 34.0% decrease in service revenues between the two quarters and the 28.0% decrease between the two nine-month periods were primarily due to reduced customer support revenues partially offset by a slight increase in training revenue.

Cost of Revenues

  Cost of product. Cost of product revenues consists of costs associated with the purchase of components and subassemblies, as well as allocated labor, overhead and manufacturing variances associated with the packaging, preparation and shipment of products. Cost of product revenues in the third quarter of 1999 was $3.5 million compared to $2.7 million in 1998, representing product gross margins of 62.7% and 57.8%, respectively. Cost of product revenues for the nine months ended September 30, 1999 increased to $10.4 million from $9.3 million in the same period in 1998, representing product gross margins of 61.1% and 56.2%, respectively. The increase in product gross margin percentages for both the quarter and nine-month comparison periods was primarily due to cost reductions for the Company's higher volume control and connectivity products.

  Cost of service. Cost of service revenues consists of employee-related costs as well as direct costs incurred in providing training and customer support services. Cost of service revenues decreased to $387,000 for the third quarter of 1999 from $424,000 for the comparative period in 1998, a decrease of 8.7%, representing service gross margins of 18.2% and 40.9%, respectively. Cost of service revenues for the nine months ended September 30, 1999 decreased to $1.2 million from $1.4 million, a decrease of 16.8%, representing service gross margins of 31.4% and 40.6%, respectively. The decline in service gross margins for both the quarter and nine-month comparison periods was primarily due to a decline in service revenues only partially offset by a matching decline in costs in providing services.

Operating Expenses

  Product development. Product development expenses consist primarily of payroll and related expenses, expensed material and facility costs associated with the development of new technologies and products. Product development expenses for the third quarter of 1999 grew to $2.2 million compared to $1.8 million in the same quarter of 1998, representing 22.8% and 25.3%, respectively, of total revenues. Product development expenses for the nine months ended September 30, 1999 increased to $6.9 million from $5.6 million in the same period of 1998, representing 24.2% and 23.5%, respectively, of total revenues. The increase in product development expenses for both the quarter and nine-month comparison periods was primarily the result of increased salaries and other costs related to the hiring of additional engineering personnel to support the development of new and existing products.

  Sales and marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including commissions to sales personnel, travel and entertainment, advertising and product promotion and facilities costs associated with the Company's sales and support offices. Sales and marketing expenses for the third quarter of 1999 increased to $3.7 million from $3.0 million in the third quarter of 1998, representing 37.9% and 42.3%, respectively, of total revenues. Sales and marketing expenses for the nine months ended September 30, 1999 increased to $10.8 million from $9.1 million in the same period of 1998, representing 38.1% and 38.5%, respectively, of total revenues. The increase in sales and marketing expenses for both the quarter and nine-month comparison periods was primarily the result of increased selling expenses due to the expansion of business in the Asia Pacific region, although all selling regions have increased expenses for both the quarter and nine-month comparison periods.

  General and administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expenses for the third quarter of 1999 slightly decreased to $1.0 million from $1.1 million in the third quarter of 1998, representing 10.6% and 15.5% of total revenues, respectively. General and administrative expenses for the nine months ended September 30, 1999 stayed flat at $3.1 million, representing 11.1% and 13.1%, respectively, of total revenues.

Interest and other income, net

  Interest and other income, net primarily reflects interest earned by the Company on its cash and short-term investment balances. Interest and other income, net for the third quarter of 1999 decreased to $352,000 from $403,000 for the comparable period in 1998 primarily due to a lower cash and short-term investments balance in 1999 compared to 1998, when the Company received approximately $31.7 million in net proceeds from its initial public offering. Interest and other income, net for the nine months ended September 30, 1999 increased to $1.0 million from $512,000 for the comparable period in 1998 due to the higher cash and short-term investments balances generated in the third quarter of 1998.

Provision for income taxes

  Income taxes consist of taxes related to certain of the Company's foreign subsidiaries. Income taxes were $42,000 and $37,000 for the third quarters of 1999 and 1998, respectively. Income taxes were $130,000 and $137,000 for the nine months ended September 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has financed its operations and met its capital expenditure requirements primarily from the sale of Preferred Stock and Common Stock. From inception through September 30, 1999, the Company had raised $127.7 million from the sale of Preferred Stock and Common Stock.

  Net cash used in operating activities was $2.7 million and $6.7 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash used in operations is attributable primarily to the losses from operations in each of the periods. As of September 30, 1999, receivables had grown by $1.6 million since the end of the year, due to the combination of revenue growth and the later timing of revenue in the third quarter of 1999.

  Net cash provided by investing activities was $3.8 million for the nine months ended September 30, 1999. Net maturities of short-term investments have been used primarily to fund operations and to a lesser extent, capital expenditures during this period. Net cash used for investing activities was $9.7 million for the nine months ended September 30, 1998, which primarily reflects the net purchases of short-term investments during this period when funds were received from the initial public offering.

  Net cash provided by financing activities was $495,000 and $32.6 million for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, net cash provided by financing activities consisted primarily of proceeds from the exercise of employee stock options. The 1998 period also included $31.7 million received from the initial public offering in July 1998, in addition to proceeds from the exercise of employee options. At September 30, 1999, the Company had cash, cash equivalents and short-term investments of $26.1 million.

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

  State of Readiness

  Echelon has formed a cross-functional team (the "Y2K Team") including Information Services ("IS"), Operations, Product Marketing, Product Development and Administration to evaluate and address the compliance of its products, internal systems, and key suppliers related to Date Code Dependencies. The Y2K Team has documented the results of the completed evaluations and expects the required remediation to be completed by November 1999.

  Echelon Products: All products that were available for sale beginning with Echelon's January 1997 price list and all subsequent versions of the price list have been analyzed and tested, and satisfy the Company's selected test for Date Code Dependencies after the application of any recommended updates. All Echelon product tests have been performed according to the definition set forth in the British Standards Institution PD 2000-1 definition. In some instances, Echelon's compliance testing has depended upon compliance certification provided by third party component vendors.

  Internal Systems: IS is responsible for all corporate systems and servers (including operating systems) and for desktop systems. The facilities located at the Company's corporate headquarters in Palo Alto, California have been evaluated and updated to comply with the model of the California State Year 2000 Embedded System Plan. There is increased risk with the Company's international sales and marketing office locations due to the individual infrastructures and varying rates of Year 2000 compliance in the hosting countries. Echelon is evaluating each international location on a case-by-case basis. In January 1999, the Company replaced its former enterprise resource planning system with a new system, which does not have Date Code Dependencies.

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

  Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. All investments are in high-credit quality issuances and, by Company policy, are limited in the amount of credit exposure to any one issuer. The Company ensures the safety and preservation of the invested principal funds by investing in safe and high-credit quality securities, which include only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The table below presents principal amounts and related weighted average interest rates for the Company's investment portfolio at September 30, 1999. By Company policy, all investments mature in two years or less.

                                                                           Average
                                                   Carrying Amount       Interest Rate
                                                 ------------------     ---------------
                                                    (in thousands)
Cash Equivalents:
  U.S. corporate securities..................          $ 11,698               5.33%
                                                       --------               -----
       Total cash equivalents................          $ 11,698               5.33%
                                                       --------               -----
Short-term Investments:
  U.S. corporate securities..................          $ 11,953               5.78%
  Foreign securities.........................               975               5.62%
                                                       --------               -----
       Total short-term investments..........          $ 12,928               5.77%
                                                       --------               -----

       Total investment securities...........          $ 24,726               5.56%
                                                       ========               =====

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

HISTORY OF LOSSES; ACCUMULATED DEFICIT; ANTICIPATED CONTINUING LOSSES; UNCERTAINTY OF FUTURE OPERATING RESULTS

  The Company has incurred net losses each year since its inception. At September 30, 1999, the Company had an accumulated deficit of $93.6 million. The Company has invested and continues to invest significant financial resources in product development, marketing and sales, and to the extent such expenditures do not result in significant increases in revenues, the Company's business, operating results and financial condition will be materially and adversely affected. Due to the limited history and undetermined market acceptance of many of the Company's products and technologies, the rapidly evolving nature of the Company's business and markets, potential changes in voluntary product standards that significantly influence many of the markets for the Company's products, the high level of competition in the industries in which the Company operates and the other factors described elsewhere in this document, there can be no assurance that the Company's investment in these areas will result in increases in revenues or that any revenue growth that is achieved can be sustained. Any revenue growth that the Company has achieved or may achieve may not be indicative of future operating results. In addition, the Company's history of losses makes future operating results difficult to predict. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies. As a result, there can be no assurance that the Company will be profitable in any future period. Future operating results will depend on many factors, including the growth of the markets for the Company's products, the acceptance of the Company's products, the level of competition, the ability of the Company to develop and market new products, and general economic conditions. In view of the uncertainties identified herein, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. As of December 31, 1998, the Company had net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $80.1 million and $5.0 million, respectively, which expire at various dates through 2018. In addition, as of December 31, 1998, the Company had tax credit carryforwards of approximately $4.1 million, which expire at various dates through 2018. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. The Company had deferred tax assets, including its net operating loss carryforwards and tax credits, totaling approximately $36.1 million as of December 31, 1998. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance, the history of losses and the variability of operating results.

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

  Currently, significant portions of the Company's revenues are derived from sales by EBV, the sole independent distributor of the Company's products to OEMs in Europe since December 1997. EBV accounted for 29.0% and 23.7% of total revenues for the quarters ended September 30, 1999 and 1998, respectively, and 27.5% and 22.5% of total revenues for the nine months ended September 30, 1999 and 1998, respectively. The Company's agreement with EBV has been renewed and will now expire in December 2000. In addition, as part of its distribution strategy, the Company intends to develop distribution arrangements with systems integrators. In particular, the Company expects that a significant portion of its future revenues will be derived from sales by such systems integrators. Any failure by EBV or any other existing or future distributor to dedicate sufficient resources and efforts to the marketing and selling of the Company's products, or to generate significant revenues for the Company, could have a material adverse effect on the Company's business, operating results and financial condition. Also, the failure of the Company to develop new distribution channels, to maintain the EBV arrangement or any other distribution channels, or to renew the EBV arrangement on a timely basis, would result in reduced or delayed revenues, increased operating expenses and loss of customer goodwill, any of which could have a material adverse effect on the business, operating results and financial condition of the Company.

DEPENDENCE ON KEY MANUFACTURERS

  The Neuron Chip is an important component used by the Company's customers in control network nodes. In addition, the Neuron Chip is an important device used in many of the Company's products. Neuron Chips are currently manufactured and distributed by both Motorola, Inc. ("Motorola") and Toshiba Corporation ("Toshiba"). The Company has entered into licensing agreements with each of Motorola, Toshiba and Cypress Semiconductor Corporation ("Cypress"). The agreements, among other things, grant Motorola, Toshiba and Cypress the worldwide right to manufacture and distribute Neuron Chips using technology licensed from the Company and require the Company to provide support and unspecified updates to the licensed technology over the terms of the agreements. The Cypress agreement expires in April 2009, unless renewed. The Toshiba agreement expires in January 2001, unless renewed. The Motorola agreement expires in January 2001, and Motorola has announced that it will discontinue distribution of Neuron Chips after January 31, 2001. However, both Motorola and Toshiba have the right to terminate the agreements at any time. While the Company developed the first version of the Neuron Chip, Motorola and Toshiba subsequently developed improved, lower-cost versions of the Neuron Chip that are presently utilized in products developed and sold by the Company and its customers. The Company currently has no other source of supply for Neuron Chips and has neither the resources nor the skills to replace Motorola, Toshiba or Cypress as a manufacturer of Neuron Chips. Both Motorola and Toshiba have played, and Toshiba and Cypress are expected to play, a key role in the development and marketing of LonWorks technology. The loss of Toshiba or Cypress as a supplier of the Neuron Chip could have a material adverse effect on the business, operating results and financial condition of the Company. In the event of the loss of Toshiba or Cypress as a supplier, there could be no assurance that the Company would be able to locate an alternate source for the design, manufacture or distribution of Neuron Chips.

  The Company's future success will also depend, in significant part, on its ability to successfully manufacture its products cost-effectively and in sufficient volumes. For certain key products, the Company utilizes outsource manufacturers, including GET Manufacturing, Inc. and muRata Electronics North America, Inc. These outsource manufacturers procure material and assemble, test and inspect the final products to the Company's specifications. Such a strategy involves certain risks, including the potential absence of adequate capacity and reduced control over delivery schedules, product availability, manufacturing yields, quality and costs. In addition, several key components are currently purchased only from sole or limited sources. Any shortage of products or components of acceptable quality, any interruption in the supply of these products or components, or the inability of the Company to procure these products or components from alternate sources at acceptable prices and within a reasonable time could have a material adverse effect upon the Company's business, operating results and financial condition.

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

VOLATILITY OF STOCK PRICE

  The price of the Company's Common Stock has been, and from time to time may be, volatile. The stock price is subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, any sales by significant stockholders, or other events or factors. In addition, there has been significant volatility in the market price of securities of technology companies (especially those in new or emerging industries, such as the Company), which volatility is often unrelated to the operating performance of particular companies. In the future, the Company's operating results could fall below analysts' expectations, which would adversely affect the market price of the Company's Common Stock. In the past, following a period of volatility in the market price of a company's securities, securities class action lawsuits have often been instituted against companies. If brought against the Company, regardless of outcome, the costs and diversion of management resources of defending such litigation could have a material adverse effect on its business, operating results and financial condition.

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

INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS

  The Company's sales and marketing operations are located in nine countries. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for approximately 60.6% and 52.6% of the Company's total revenues for the quarters ended September 30, 1999 and 1998, respectively, and 62.3% and 55.5% of the Company's total revenues for the nine months ended September 30, 1999 and 1998, respectively. The Company's operations and the market price of its products may be directly affected by economic and political conditions in the countries where the Company does business. In addition, there can be no assurance that the Company will be able to maintain or increase the international demand for its products. Additional risks inherent in the Company's international business activities generally include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of non-local products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, including restrictions on repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business transacted by the Company in other countries in any given quarter, the timing of the Company's revenues and its ability to forecast its projected operating results for such quarter. For the nine months ended September 30, 1999 and 1998, approximately 9.6% and 8.8%, respectively, of the Company's revenues were conducted in currencies other than the U.S. dollar, principally the Japanese Yen. Fluctuations in the value of currencies in which the Company conducts its business relative to the U.S. dollar could cause currency translation adjustments. The introduction of the Euro as the standard currency in participating European countries may also impact the ability of the Company to denominate sales transactions in U.S. dollars. Moreover, the Company has agreed with EBV, its European distributor, that upon notice from EBV, the Company will thereafter sell its products to EBV in Euros rather than U.S. dollars. The Company does not know when or if EBV will give such notice. To the extent that fewer of the Company's sales in Europe are denominated in U.S. dollars, the Company may experience an increase in currency translation adjustments, particularly as a result of general economic conditions in Europe as a whole. The Company does not currently engage in currency hedging transactions or otherwise cover its foreign currency exposure. There can be no assurance that such factors will not have a material adverse effect on international revenues and, consequently, the Company's business, operating results and financial condition.

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

LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS

  The Company's success depends significantly upon its intellectual property rights. The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its intellectual property rights, all of which afford only limited protection. The Company has 76 issued U.S. patents, 15 pending U.S. patent applications, and various foreign counterparts. There can be no assurance that patents will issue from these pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect the Company's technology. Failure of any patents to protect the Company's technology may make it easier for the Company's competitors to offer equivalent or superior technology. The Company has registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. Any failure by the Company to properly register or maintain its trademarks or to otherwise take all necessary steps to protect its trademarks may diminish the value associated with the Company's trademarks. In addition, any failure by the Company to take all necessary steps to protect its trade secrets or other intellectual property rights may have a material adverse effect on the Company's ability to compete in its markets. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. There can be no assurance that any patents, trademarks, copyrights or intellectual property rights that have been or may be issued or granted will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide protection for the Company's proprietary rights. In addition, there can be no assurance that the Company has taken or will take all necessary steps to protect its intellectual property rights. Third parties may also independently develop similar technology without breach of the Company's trade secrets or other proprietary rights. The Company has licensed in the past and may license in the future its key technologies to third parties. In addition, the laws of some foreign countries, including several in which the Company operates or sells its products, do not protect proprietary rights to as great an extent as do the laws of the United States. Certain of the Company's products are licensed under shrink-wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions.

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

REGULATORY ACTIONS

  Many of the Company's products and the industries in which they are used are subject to U.S. and foreign regulation. Government regulatory action could greatly reduce the market for the Company's products. For example, the power line medium (the communications medium used by some of the Company's products) is subject to special regulations in North America, Europe and Japan. These regulations limit the ability of companies in general to use power lines as a communication medium. In addition, some of the Company's competitors have attempted to use regulatory actions to reduce the market opportunity for the Company's products or to increase the market opportunity for the competitors' products. For example, CEMA, a trade association that developed the CEBus protocol, an alternative to the Company's LonTalk protocol for use in home automation applications, has proposed that the FCC adopt a standard for television-cable compatibility that encompasses CEBus. CEMA has also proposed the use of such standard with respect to an FCC rulemaking relating to the commercial availability of navigation devices, such as set-top boxes. The United States Court of Appeals for the D.C. Circuit is presently reviewing several consolidated appeals from the FCC's rulemaking on commercial availability of navigation devices. Briefing has been set for the fourth quarter of 1999. Oral argument in the appeals, not yet scheduled, is expected to be held in second quarter of 2000. The Company is a party to the consolidated appeals and will be filing a brief jointly with other petitioners, including the National Cable Television Association, challenging the lawfulness of the FCC's navigation device rules. There can be no assurance that existing or future regulations or regulatory actions would not adversely affect the market for the Company's products or require significant expenditures of management, technical or financial resources, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

CONTROL BY EXISTING STOCKHOLDERS

  As of October 31, 1999, the directors and executive officers of the Company, together with certain entities affiliated with them, beneficially owned 34.4% of the Company's outstanding Common Stock and Motorola, a principal stockholder of the Company, owned 6.9% of the Company's outstanding Common Stock. Further, pursuant to the terms of the stock purchase agreement under which Motorola initially acquired its shares, Motorola and one other stockholder which combined with Motorola own approximately 8.4% of the Company's outstanding Common Stock have agreed to vote (i) all of their shares in favor of the slate of director nominees recommended by the Board of Directors, and (ii) a number of shares equal to at least that percentage of shares voted by all other stockholders for or against any given matter, as recommended by the Board of Directors (except certain matters relating to certain changes to the Company's charter, liquidations, a sale of the Company or a merger of the Company into another entity), as recommended by a majority of the Board of Directors. As a result, these stockholders would be able to control substantially all matters requiring approval by the stockholders of their Company, including the election of all directors and approval of significant corporate transactions. Mr. Bertrand Cambou, formerly of Motorola, resigned from the Company's Board of Directors in April 1999.

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

                             Echelon Corporation

Date: November 5, 1999       By /s/ Oliver R. Stanfield
                                ------------------------------
                                Oliver R. Stanfield,
                                Vice President Finance, and Chief Financial
                                Officer (Duly Authorized Officer and
                                Principal Financial and Accounting Officer)