Form 10-Q
period 2000-03-31
ECHELON CORP
filed 2000-05-15
CIK 31347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

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

As of April 30, 2000, 34,453,051 shares of the Registrant's common stock were outstanding.

                               ECHELON CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                Page
                                                                                                ----
Part I.     FINANCIAL INFORMATION

     Item 1.     Financial Statements

                     Condensed Consolidated Balance Sheets as of
                     March 31, 2000 and December 31, 1999                                        3

                     Condensed Consolidated Statements of Operations
                     for the three months ended March 31, 2000 and
                     March 31, 1999                                                              4

                     Condensed Consolidated Statements of Cash Flows for the
                     three months ended March 31, 2000 and March 31, 1999                        5

                     Notes to Condensed Consolidated Financial Statements                        6

     Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                      10

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk                    13

Part II.    OTHER INFORMATION

     Item 1.      Legal Proceedings                                                             22

     Item 2.      Changes in Securities                                                         22

     Item 3.      Defaults upon Senior Securities                                               22

     Item 4.      Submission of Matters to a Vote of Security Holders                           22

     Item 5.      Other Information                                                             22

     Item 6.      Exhibits and Reports on Form 8-K                                              22

     SIGNATURE                                                                                  22

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS

                               ECHELON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       March 31,     December 31,
                                                                         2000            1999
                                                                       ---------     -----------
                                                                       (Unaudited)
                  ASSETS

CURRENT ASSETS:
Cash and cash equivalents ........................................     $  17,402      $   9,336
Short-term investments ...........................................         6,628         14,968
Accounts receivable, net .........................................         7,394          7,303
Inventories ......................................................         4,387          3,159
Other current assets .............................................         2,155          2,297
                                                                       ---------      ---------
Total current assets .............................................        37,966         37,063

Property and equipment, net ......................................         2,657          2,648
                                                                       ---------      ---------
                                                                       $  40,623      $  39,711
                                                                       =========      =========
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable .................................................     $   2,858      $   2,586
Accrued liabilities ..............................................         2,446          2,540
Deferred revenues ................................................         1,419          1,647
                                                                       ---------      ---------
Total current liabilities ........................................         6,723          6,773
                                                                       ---------      ---------

STOCKHOLDERS' EQUITY:
Common stock .....................................................           340            332
Additional paid-in capital .......................................       129,170        127,613
Accumulated other comprehensive loss .............................          (200)          (202)
Deferred compensation ............................................          (353)          (399)
Accumulated deficit ..............................................       (95,057)       (94,406)
                                                                       ---------      ---------
Total stockholders' equity .......................................        33,900         32,938
                                                                       ---------      ---------
                                                                       $  40,623      $  39,711
                                                                       =========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ECHELON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                      Three Months Ended March 31,
                                                                      ---------------------------
                                                                           2000          1999
                                                                        --------      --------
     REVENUES:
     Product ......................................................     $ 10,940      $  8,173
     Service ......................................................          503           635
                                                                        --------      --------
     Total revenues ...............................................       11,443         8,808
                                                                        --------      --------
     COST OF REVENUES:
     Cost of product ..............................................        4,284         3,325
     Cost of service ..............................................          482           380
                                                                        --------      --------
     Total cost of revenues .......................................        4,766         3,705
                                                                        --------      --------
     Gross profit .................................................        6,677         5,103
                                                                        --------      --------
     OPERATING EXPENSES:
     Product development ..........................................        2,363         2,440
     Sales and marketing ..........................................        4,078         3,500
     General and administrative ...................................        1,169         1,039
                                                                        --------      --------
     Total operating expenses .....................................        7,610         6,979
                                                                        --------      --------
     Loss from operations .........................................         (933)      (1,876)
                                                                        --------      --------
     INTEREST AND OTHER INCOME, NET
                                                                             322           362
                                                                        --------      --------
     Loss before provision for
        income taxes ..............................................         (611)       (1,514)

     Provision for income taxes ...................................           40            59
                                                                        --------      --------
     Net loss .....................................................     $   (651)     $ (1,573)
                                                                        ========      ========

     Basic net loss per share .....................................     $  (0.02)     $  (0.05)
                                                                        ========      ========
     Shares used in computing
        basic net loss per share ..................................       33,651        32,639
                                                                        ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ECHELON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                     Three Months Ended March 31,
                                                                                     ---------------------------
                                                                                         2000          1999
                                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................          $   (651)        $ (1,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization...............................................               298              245
Deferred compensation expense...............................................                46               47
Change in operating assets and liabilities:
Accounts receivable.........................................................               (91)          (1,044)
Inventories.................................................................            (1,228)             646
Other current assets                                                                       142              671
Accounts payable............................................................               272              335
Accrued liabilities.........................................................               (94)            (336)
Deferred revenues...........................................................              (228)            (332)
Deferred rent...............................................................                --              (42)
                                                                                      --------         --------
Net cash used in operating activities ......................................            (1,534)          (1,383)
                                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments ......................              (509)          (4,047)
Proceeds from maturities and sales of available-for-sale
      short-term investments ...............................................             8,849            6,481
Unrealized gains (losses) on securities.....................................                (8)              16
Capital expenditures........................................................              (307)            (187)
                                                                                      --------         --------
Net cash provided by investing activities...................................             8,025            2,263
                                                                                      --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock .....................................             1,565              173
                                                                                      --------         --------
EFFECT OF EXCHANGE RATES ON CASH............................................                10             (107)
                                                                                      --------         --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                8,066              946
CASH AND CASH EQUIVALENTS:
Beginning of period ........................................................             9,336           11,552
                                                                                      --------         --------
End of period ..............................................................          $ 17,402         $ 12,498
                                                                                      ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes .................................................          $     31         $     37
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

     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Echelon Corporation consolidated financial statements for the year ended December 31, 1999 included in its Form 10-K.

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

As of March 31, 2000, the Company's available-for-sale securities had contractual maturities from eight to twenty-three months and an average maturity of six months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of March 31, 2000, the amortized cost basis, aggregate fair value and gross unrealized holding losses by major security type were as follows (in thousands):


                                                                                      Unrealized
                                                        Amortized      Aggregate        Holding
                                                          Cost        Fair Value        Losses
                                                       ----------     ----------      ----------
           U.S. corporate securities:
             Corporate notes and bonds........          $   6,653      $   6,628        $    (25)
                                                      ===========    ===========       =========

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. We will adopt SAB 101 as required in the second quarter of 2000. Management has evaluated the effect of the adoption and has determined that financial results for the first quarter of 2000 will not be materially effected.

3. INVENTORIES:

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                                March 31,        December 31,
                                                   2000              1999
                                             ----------------- -----------------
                                               (Unaudited)
 Purchased materials...................           $  1,881           $  1,674
 Work-in-process.......................                 17                 51
 Finished goods........................              2,489              1,434
                                                 ---------          ---------
                                                  $  4,387           $  3,159
                                                 =========          =========

4. ACCRUED LIABILITIES:

    Accrued liabilities consist of the following (in thousands):

                                                                   March 31,     December 31,
                                                                       2000         1999
                                                                     ------     -----------
                                                                  (Unaudited)
Accrued payroll and related costs ..............................     $1,446        $1,191
Accrued marketing costs ........................................        366           372
Other accrued liabilities ......................................        465           428
Accrued non-recurring charges ..................................        169           549
                                                                     ------        ------
                                                                     $2,446        $2,540
                                                                     ======        ======

5. SEGMENT DISCLOSURE:

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

     The Company operates in one principal industry segment: the design, manufacture and sale of products for the controls network industry, and markets its products primarily to the building automation, industrial automation, transportation, and home automation markets. The Company's products are marketed under the LONWORKS brand name, which provides the infrastructure, and support required to implement and deploy open, interoperable, control network solutions. All of the Company's products either incorporate or operate with the Neuron Chip and/or the LONWORKS protocol. The Company also provides services to customers which consist of technical support and training courses covering its LONWORKS network technology and products. The Company offers about 80 products and services that together constitute the LONWORKS system. Any given customer purchases a small subset of such products and services that are appropriate for that customer's application.

     The Company manages its business primarily on a geographic basis. The Company's geographic areas are comprised of the Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific/ Japan ("APJ"). Each geographic area provides products and services as further described in Note 1. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company has no long-lived assets, other than property and equipment. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2000 and December 31, 1999 long-lived assets of about $2.3 million were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not being reported by geography because the information is not reviewed by the Executive Staff to make decisions about resources to be allocated to the geographic areas based on their performance.

     In North America, the Company sells its products through a direct sales organization. Outside the United States, direct sales, applications engineering and customer support are conducted through the Company's operations in Europe, Japan and China. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by geography for the three months ended March 31, 2000 and 1999 is as follows (unaudited, in thousands):

                                                     Three months ended
                                                          March 31,
                                                  ----------------------
                                                     2000          1999
                                                  --------      --------
 Revenues from customers:
              Americas ......................     $  4,099      $  2,909
              EMEA ..........................        5,138         4,311
              APJ ...........................        2,000         1,375
              Unallocated ...................          206           213
                                                  --------      --------
                   Total ....................     $ 11,443      $  8,808
                                                  ========      ========

 Gross profit (loss):
              Americas ......................     $  2,385      $  1,907
              EMEA ..........................        2,922         2,494
              APJ ...........................        1,164           984
              Unallocated ...................          206          (282)
                                                  --------      --------
                   Total ....................     $  6,677      $  5,103
                                                  ========      ========

 Income (loss) from operations:
              Americas ......................     $  1,347      $  1,025
              EMEA ..........................        1,997         1,706
              APJ ...........................          225           258
              Unallocated ...................       (4,502)       (4,865)
                                                  --------      --------
                   Total ....................     $   (933)     $ (1,876)
                                                  ========      ========

     One customer, the sole independent distributor of the Company's products in Europe, accounted for 27.3% and 25.3% of total revenues for the quarters ended March 31, 2000 and 1999, respectively.

6. INCOME TAXES:

     Income taxes for the three-month periods ended March 31, 2000 and 1999 primarily consist of taxes related to foreign subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Factors That May Affect Future Results of Operations" and elsewhere in this Form 10-Q that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "believes," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q.

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 1999.

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

     We market our products and services in North America, Europe, Japan, South America and selected Asia-Pacific countries through a direct sales organization augmented with the use of third-party distributors and systems integrators. International sales, which include both export sales and sales by international subsidiaries, accounted for 62.4% and 64.6% of our total revenues for the first quarters of 2000 and 1999. The percentage of our revenues that was denominated in currencies other than the U.S. dollar, principally the Japanese Yen, was 10.3% and 10.9% for the first quarter of 2000 and 1999. However, this percentage may increase over time as we respond to market requirements to sell our products and services in local currencies, such as the Euro. As a result, our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. We expect that international sales will continue to constitute a significant portion of total revenues.

     We derive our revenues primarily from the sale and licensing of our products and, to a lesser extent, from fees associated with training and technical support offered to our customers. Our product revenues consist of revenues from sales of transceivers, control modules, routers, network interface devices and development tools and from licenses of network services software products. We have not had significant revenues from software licensing arrangements to date. Our service revenues consist of product support (including software post-contract support services) and training. We recognize revenue from product sales at the time we ship the products to the customer. We record estimated reserves for warranty costs as well as for sales returns and allowances related to anticipated return of products sold to distributors with limited rights of return, at the time we sell the products. We recognize revenue from software sales when we ship the software if we have no significant post-delivery obligations and if we determine that collection is probable. We generally have not had any significant post-delivery obligations associated with the sale of our products. We recognize service revenues as we perform the services, or ratably over the term of the support period.

     We have experienced operating losses in all prior years and for the first three months of 2000. During this period, we have invested significantly in product development to implement open control networks. Our development projects included development of transceivers, control modules, routers, network interface devices, network management software, LonPoint products and the i.LON 1000 Internet Server. Furthermore, because our strategy depends significantly on achieving broad adoption of our LONWORKS technology across many industries worldwide, we have incurred significant selling and marketing expenses to promote our products. We currently believe it is unlikely that our future rate of growth of product development, sales and marketing expenses will fall below their historical levels. In addition, we believe that our products are priced competitively to ensure that our LONWORKS technology is broadly adopted in many industries. We plan to continue to invest significantly in product development, sales and marketing, and to the extent such expenditures are accelerated to exploit market opportunities, or do not result in significant increases in revenues, we may continue to incur operating losses for the foreseeable future.

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

Revenues

     Total revenues grew to $11.4 million in the first quarter of 2000 from $8.8 million in the first quarter of 1999. One customer, EBV, the sole independent distributor of our products in Europe, accounted for 27.3% and 25.3% of total revenues for the first quarters of 2000 and 1999.

     Product. Product revenues grew to $10.9 million in the first quarter of 2000 from $8.2 million in the first quarter of 1999. The 33.9% increase in product revenues between the two quarters was primarily a result of an increase in sales of control and connectivity products as well as the revenues generated from the sales of the new i.LON 1000 Internet Servers.

     Service. Service revenues decreased to $503,000 in the first quarter of 2000 from $635,000 in the first quarter of 1999. The 20.8% decrease in service revenues between the two quarters was primarily due to reduced customer support revenues partially offset by a slight increase in training revenue.

Cost of Revenues

     Cost of product. Cost of product revenues consists of costs associated with the purchase of components and subassemblies, as well as allocated labor, overhead and manufacturing variances associated with the packaging, preparation and shipment of products. Cost of product revenues in the first quarter of 2000 was $4.3 million compared to $3.3 million in 1999, representing product gross margins of 60.8% and 59.3%. The increase in product gross margin percentage between the two quarters was primarily due to improved overhead spending rates.

     Cost of service. Cost of service revenues consists of employee-related costs as well as direct costs incurred in providing training and customer support services. Cost of service revenues increased to $482,000 for the first quarter of 2000 from $380,000 for the comparative period in 1999, representing service gross margins of 4.2% and 40.2%, respectively. The decline in service gross margins for the quarter periods was due to a decline in service revenues along with an increase in the cost of providing those services due primarily to increased personnel costs.

Operating Expenses

     Product development. Product development expenses consist primarily of payroll and related expenses, expensed material and facility costs associated with the development of new technologies and products. Product development expenses for the first quarter of 2000 and 1999 were $2.4 million, representing 20.7% and 27.7% of total revenues for the first quarter of 2000 and 1999.

     Sales and marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including commissions to sales personnel, travel and entertainment, advertising and product promotion and facilities costs associated with the Company's sales and support offices. Sales and marketing expenses for the first quarter of 2000 increased to $4.1 million from $3.5 million in the first quarter of 1999, representing 35.6% and 39.7% of total revenues. The increase in sales and marketing expenses for the comparison periods was primarily the result of increased worldwide personnel expenses, including new employees in the sales and marketing areas as well as increased commissions related to increased revenues.

     General and administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expenses in the first quarter of 2000 increased slightly to $1.2 million from $1.0 million in the first quarter of 1999, representing 10.2% and 11.8% of total revenues.

Interest and other income, net

     Interest and other income, net primarily reflects interest earned by the Company on its cash and short-term investment balances. Interest and other income, net for the first quarter of 2000 decreased slightly to $322,000 from $362,000 for the comparable period in 1999, primarily due to a lower cash and short-term investments balance during the first quarter of 2000 compared to the first quarter of 1999.

Provision for income taxes

     Income taxes consist of taxes related to certain of the Company's foreign subsidiaries. Income taxes were $40,000 and $59,000 for the first quarters of 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through March 31, 2000, we had raised $129.5 million from the sale of preferred stock and common stock.

     As of December 31, 1999, we had cash, cash equivalents and short-term investments of $24.0 million. Net cash used in operating activities was $1.5 million in the first quarter of 2000 compared to $1.4 million in the first quarter of 1999. Cash used in 2000 was principally the result of a planned increase in inventories and the net loss. Cash used in 1999 was principally the result of increases in receivables and the net loss.

     Net cash provided by investing activities of $8.0 million in the first quarter of 2000 and $2.3 million in the first quarter of 1999 was principally due to the net proceeds from maturities and sales of available-for-sale investments, slightly offset by capital expenditures of $307,000 in the first quarter of 2000 and $187,000 in the first quarter of 1999.

     Net cash provided by financing activities of $1.6 million and $173,000 for the first quarters of 2000 and 1999 was principally due to the proceeds from the exercise of stock options by employees.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. We will adopt SAB 101 as required in the second quarter of 2000. We have evaluated the effect of the adoption and have determined that financial results for the first quarter of 2000 will not be materially effected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     There has not been any material change in our exposure to interest rate and foreign currency risks since the date of the 1999 Form 10-K.

     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All investments are in high-credit quality issuances, and, by our company policy, are limited in the amount of credit exposure to any one issuer. We ensure the safety and preservation of the invested principal funds by investing only in marketable securities with active secondary or resale markets to maintain portfolio liquidity. The table below presents principal amounts and related weighted average interest rates for our investment portfolio at March 31, 2000. According to our policy, all investments mature in two years or less.

                                                           Average
                                      Carrying Amount   Interest Rate
                                      ---------------   --------------
                                      (in thousands)
Cash Equivalents:
     U.S. corporate securities............ $15,033        6.16%
                                           -------        ----
          Total cash equivalents ......... $15,033        6.16%
                                           -------        ----
Short-term Investments:
     U.S. corporate securities ........... $ 6,628        6.11%
                                           -------        ----
          Total short-term investments...  $ 6,628        6.11%
                                           -------        ----
          Total investment securities....  $21,661        6.14%
                                           =======        ====

     Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Japan. Currently, we do not employ a foreign currency hedge program utilizing foreign currency exchange contracts as the foreign currency transactions and risks to date have not been significant.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT TO INCUR LOSSES IN THE FUTURE.

     We have incurred net losses each year since our inception. At March 31, 2000, we had an accumulated deficit of $95.1 million. We have invested and continue to invest significant financial resources in product development, marketing and sales. If our revenues do not increase significantly as a result of these expenditures, our financial results could decline. We may not achieve profitability if our revenues increase more slowly than we expect or do not increase at all. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our future operating results will depend on many factors, including:

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

     Currently, significant portions of our revenues are derived from sales by EBV, the sole independent distributor of our products to OEMs in Europe. EBV accounted for 27.3% and 25.3% of our total revenues for the first quarter of 2000 and 1999. Our current agreement with EBV expires in December 2000. In addition, as part of our distribution strategy, we intend to develop distribution arrangements with systems integrators. In particular, we expect that a significant portion of our future revenues will be derived from sales by such systems integrators. If EBV or any other existing or future distributor fails to dedicate sufficient resources and efforts to marketing and selling our products, our revenues could decrease. If EBV significantly reduces the stocking levels for our products, both revenues and customer service levels would be decreased. In that case, we might be required to add our own pan-European distribution capability to meet the needs of our customers. Our business will be harmed if we fail to do any of the following:

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

     Our future success will also depend significantly on our ability to successfully manufacture our products cost-effectively and in sufficient volumes. For most of our products requiring assembly, we use contract electronic manufacturers, including Able Electronics, Jabil Circuits and muRata Electronics. These contract electronic manufacturers procure material and assemble, test and inspect the final products to our specifications. This strategy involves certain risks. By using third parties to manufacture our products, we have reduced control over delivery schedules, product availability, manufacturing yields, quality and costs. In addition, contract electronic manufacturers can themselves experience turnover and instability exposing us to additional risks as well as missed commitments to our customers. We will also face risks if and when we transition between contract electronic manufacturers. For example, we may have to move raw material and in process inventory between locations in different parts of the world. Also, we would be required to reestablish acceptable manufacturing processes with a new work force. We currently purchase several key components only from sole or limited sources. If we experience any shortage of products or components of acceptable quality, or any interruption in the supply of these products or components, or if we are not able to procure these products or components from alternate sources at acceptable prices and within a reasonable period of time, our revenues and/or gross profits could decrease.

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

OUR EXECUTIVE OFFICERS AND TECHNICAL PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND WITHOUT THEM WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS STRATEGY.

     Our performance depends substantially on the performance of our executive officers and key employees. We are dependent in particular on our Chief Executive Officer, as well as our technical personnel, due to the specialized technical nature of our business. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations and managerial personnel. Competition for qualified personnel in our business areas is intense, and we may not be able to continue to attract and retain qualified executive officers and key personnel necessary to enable our business to succeed. Our product development and marketing functions are largely based in Silicon Valley, a highly competitive marketplace. It is particularly difficult to recruit, relocate, and retain qualified personnel in this geographic area. In addition, if we lose the services of any of our key personnel and are not able to find replacements in a timely manner, business could be disrupted, other key personnel may decide to leave, and we may incur increased operating expenses in finding and compensating a replacement. We currently maintain and are the beneficiary of three life insurance policies totaling $2.5 million each covering M. Kenneth Oshman, our Chief Executive Officer, Beatrice Yormark, our Vice President of Sales and Marketing, and Oliver
R. Stanfield, our Chief Financial Officer. However, all three life insurance policies expire in May 2000 and we will not renew any of these policies for future periods.

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

WE FACE OPERATIONAL AND FINANCIAL RISKS ASSOCIATED WITH INTERNATIONAL
OPERATIONS.

     Our sales and marketing operations are located in eight countries. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for 62.4% and 64.6% of our revenues in the first quarter of 2000 and 1999. Our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. In addition, we may not be able to maintain or increase the international demand for our products. Additional risks inherent in our international business activities generally include the following:

 .  currency fluctuations;
 .  unexpected changes in regulatory requirements, tariffs and other trade barriers;
 .  costs of localizing products for foreign countries and lack of acceptance of non-local products in foreign countries;
 .  longer accounts receivable payment cycles;
 .  difficulties in managing international operations;
 .  potentially adverse tax consequences, including restrictions on repatriation of earnings; and
 .  the burdens of complying with a wide variety of foreign laws.

     Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business that we transact in other countries in any quarter, the timing of our revenues and our ability to forecast our projected operating results for such quarter. The portion of our revenues that were conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was 10.3% and 10.9% in the first quarter of 2000 and 1999. Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The introduction of the Euro as the standard currency in participating European countries may also impact our ability to transact sales in U.S. dollars. We have agreed with EBV, our European distributor, that upon notice from EBV, we will sell our products to EBV in Euros rather than U.S. dollars. We do not know when or if EBV will give such notice. If fewer of our sales in Europe are transacted in U.S. dollars, we may experience an increase in currency translation adjustments, particularly as a result of general economic conditions in Europe as a whole. We do not currently engage in currency hedging transactions or otherwise cover our foreign currency exposure.

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

     From time to time, litigation may be necessary to defend and enforce our proprietary rights. As a result of this litigation, we could incur substantial costs and divert management resources, which could harm our business, regardless of the final outcome. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, we may be unsuccessful in doing so. Also, the steps that we take to safeguard and maintain our proprietary rights may be inadequate to deter infringement, misuse, misappropriation or independent third-party development of our technology or intellectual property rights or to prevent an unauthorized third party from copying or otherwise obtaining and using our products or technology.

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

OUR EXISTING STOCKHOLDERS CONTROL A SIGNIFICANT PERCENTAGE OF OUR STOCK, WHICH WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

     As of April 30, 2000, our directors and executive officers, together with certain entities affiliated with them, beneficially owned 32.4% of our outstanding stock. Under the terms of a stock purchase agreement, one other stockholder that owns about 1% of our outstanding common stock has agreed to vote (i) all of its shares in favor of the slate of director nominees recommended by the Board of Directors, and (ii) a number of shares equal to at least that percentage of shares voted by all other stockholders for or against any given matter, as recommended by the Board of Directors (except certain matters relating to certain changes to our charter, liquidations, a sale of our company or a merger of our company into another entity), as recommended by a majority of our Board of Directors. As a result, these stockholders may be able to control substantially all matters requiring approval by our stockholders, including the election of all directors and approval of significant corporate transactions.

                           PART II. OTHER INFORMATION
                           --------------------------

  ITEM 1.     LEGAL PROCEEDINGS

              None.

  ITEM 2.     CHANGES IN SECURITIES

              None.

  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

              None.

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Company held its annual meeting of stockholders on April 27, 2000 (the "Annual Meeting"). At such meeting, the following directors were elected: Robert J. Finocchio, Jr., Armas Clifford Markkula, Jr. and Robert R. Maxfield. The only other matter submitted to stockholder vote at the Annual Meeting was the ratification of the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 2000. Voting results for the Arthur Andersen LLP appointment were as follows: For: 30,774,501; Against: 9618;
              Abstain: 18,212; Broker Non-Votes: 0. Voting results for the election of the directors were as follows:



                                                      Votes For:  Votes Withheld
                                                      ----------  --------------
                  Robert J. Finocchio, Jr ........... 30,770,037      32,294
                  Armas Clifford Markkula, Jr ....... 30,771,508      30,823
                  Robert R. Maxfield ................ 30,772,054      30,277




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

                      Echelon Corporation
Date: May 9, 2000     By /s/ Oliver R. Stanfield
                      ---------------------------------
                      Oliver R. Stanfield,
                      Vice President Finance and Chief Financial Officer (Duly
                      Authorized Officer and Principal Financial and Accounting
                      Officer)