Form 10-Q
period 2000-06-30
ECHELON CORP
filed 2000-08-14
CIK 31347

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                       Commission file number 000-29748

                              ECHELON CORPORATION
            (Exact name of registrant as specified in its charter)

                  Delaware                                 77-0203595
       (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                Identification Number)

                              415 Oakmead Parkway
                             Sunnyvale, CA  94086
             (Address of principal executive office and zip code)

                                (408) 938-5200
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                YES [X] NO [_]

As of July 31, 2000, 34,809,187 shares of the Registrant's common stock were outstanding.

                              ECHELON CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000


                                     INDEX

                                                                            Page
                                                                            ----
Part I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

               Condensed Consolidated Balance
               Sheets as of June 30, 2000 and December 31, 1999              3

               Condensed Consolidated Statements of
               Operations for the three months and six months
               ended June 30, 2000 and June 30, 1999                         4

               Condensed Consolidated Statements of
               Cash Flows for the six months ended June 30,
               2000 and June 30, 1999                                        5

               Notes to Condensed Consolidated Financial Statements          6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk     14

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                            24

     Item 2.   Changes in Securities                                        24

     Item 3.   Defaults upon Senior Securities                              24

     Item 4.   Submission of Matters to a Vote of Security Holders          24

     Item 5.   Other Information                                            24

     Item 6.   Exhibits and Reports on Form 8-K                             24

     SIGNATURE                                                              25

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS

                              ECHELON CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                             June 30,     December 31,
                                               2000             1999
                                          -----------     ------------
                                          (Unaudited)
          ASSETS

CURRENT ASSETS:
Cash and cash equivalents...............      $ 16,825        $  9,336
Short-term investments..................         5,662          14,968
Accounts receivable, net................         8,226           7,303
Inventories.............................         6,063           3,159
Other current assets....................         3,487           2,297
                                          ------------    ------------
Total current assets....................        40,263          37,063

Property and equipment, net.............         2,857           2,648

Other long-term assets..................           765               0
                                          ------------    ------------

                                              $ 43,885        $ 39,711
                                          ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable........................      $  3,518        $  2,586
Accrued liabilities.....................         3,129           2,540
Deferred revenues.......................         1,269           1,647
                                          ------------    ------------
Total current liabilities...............         7,916           6,773
                                          ------------    ------------

STOCKHOLDERS' EQUITY:
Common stock............................           348             332
Additional paid-in capital..............       131,738         127,613
Accumulated other comprehensive loss....          (245)           (202)
Deferred compensation...................          (307)           (399)
Accumulated deficit.....................       (95,565)        (94,406)
                                          ------------    ------------
Total stockholders' equity..............        35,969          32,938
                                          ------------    ------------
                                              $ 43,885        $ 39,711
                                          ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ECHELON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                     Three Months Ended                      Six Months Ended
                                                          June 30,                               June 30,
                                               -----------------------------           -----------------------------
                                                    2000                1999                2000                1999
                                               ---------            --------           ---------            --------
REVENUES:
Product.............................             $12,100             $ 9,191             $23,040             $17,364
Service.............................                 551                 591               1,054               1,226
                                               ---------           ---------           ---------           ---------
Total revenues......................              12,651               9,782              24,094              18,590
                                               ---------           ---------           ---------           ---------
COST OF REVENUES:
Cost of product.....................               4,371               3,588               8,655               6,913
Cost of service.....................                 548                 399               1,030                 779
                                               ---------           ---------           ---------           ---------
Total cost of revenues..............               4,919               3,987               9,685               7,692
                                               ---------           ---------           ---------           ---------
Gross profit........................               7,732               5,795              14,409              10,898
                                               ---------           ---------           ---------           ---------
OPERATING EXPENSES:
Product development.................               2,912               2,187               5,275               4,627
Sales and marketing.................               4,162               3,593               8,240               7,093
General and administrative..........               1,460               1,061               2,629               2,100
                                               ---------           ---------           ---------           ---------
Total operating expenses............               8,534               6,841              16,144              13,820
                                               ---------           ---------           ---------           ---------
Loss from operations................                (802)             (1,046)             (1,735)             (2,922)
                                               ---------           ---------           ---------           ---------
INTEREST AND OTHER INCOME, NET......                 330                 331                 652                 693
                                               ---------           ---------           ---------           ---------
Loss before provision for income
 taxes..............................                (472)               (715)             (1,083)             (2,229)

Provision for income taxes..........                  36                  29                  76                  88
                                              ----------          ----------          ----------          ----------
Net loss............................             $  (508)            $  (744)            $(1,159)            $(2,317)
                                              ==========          ==========          ==========          ==========
Basic net loss per share............             $ (0.01)            $ (0.02)            $ (0.03)            $ (0.07)
                                              ==========          ==========          ==========          ==========
Shares used in computing
basic net loss per share............              34,507              32,826              34,079              32,733
                                              ==========          ==========          ==========          ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ECHELON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                         Six Months Ended June 30,
                                                                                      --------------------------------
                                                                                             2000                 1999
                                                                                      -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................................................             $(1,159)            $ (2,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization................................................                 561                  498
Deferred compensation expense................................................                  92                   94
Change in operating assets and liabilities:
Accounts receivable..........................................................                (923)              (1,598)
Inventories..................................................................              (2,904)                 945
Other current assets.........................................................              (1,190)                 985
Other long-term assets.......................................................                (765)                  --
Accounts payable.............................................................                 932                   79
Accrued liabilities..........................................................                 589                 (281)
Deferred revenues............................................................                (378)                (598)
Deferred rent................................................................                  --                  (76)
                                                                                     ------------         ------------
Net cash used in operating activities........................................              (5,145)              (2,269)
                                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments........................                (509)             (29,500)
Proceeds from maturities and sales of available-for-sale
     short-term investments..................................................               9,815               36,029
Unrealized gains (losses) on securities......................................                   7                  (28)
Capital expenditures.........................................................                (770)                (374)
                                                                                     ------------         ------------
Net cash provided by investing activities....................................               8,543                6,127
                                                                                     ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock.......................................               4,141                  409
                                                                                     ------------         ------------
EFFECT OF EXCHANGE RATES ON CASH.............................................                 (50)                (210)
                                                                                     ------------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS....................................               7,489                4,057
CASH AND CASH EQUIVALENTS:
Beginning of period..........................................................               9,336               11,552
                                                                                   --------------       --------------
End of period................................................................             $16,825             $ 15,609
                                                                                   ==============       ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes...................................................             $    48             $     61
                                                                                   ==============       ==============


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

Cash, Cash Equivalents and Short-Term Investments

     The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of three months or less as cash and cash equivalents. The Company classifies its investments in debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of June 30, 2000, the Company's available-for-sale securities had contractual maturities from eight to twenty-three months and an average maturity of three months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of June 30, 2000, the amortized cost basis, aggregate fair value and gross unrealized holding losses by major security type were as follows (in thousands):


                                                                                        Unrealized
                                                         Amortized      Aggregate         Holding
                                                           Cost         Fair Value        Losses
                                                           ----         ----------        ------
          U.S. corporate securities:
            Corporate notes and bonds...........         $   5,674      $    5,662      $      (12)
                                                         =========      ==========      ==========

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. Under current SEC guidance, we will be required to adopt SAB 101 in the fourth quarter of 2000. Management has evaluated the effect of the adoption and has determined that financial results will not be materially affected.

3. INVENTORIES:

   Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                                June 30,         December 31,
                                                 2000               1999
                                               ---------         ------------
                                              (Unaudited)
Purchased materials.......................       $2,423             $1,674
Work-in-process...........................           28                 51
Finished goods............................        3,612              1,434
                                               --------            -------
                                                 $6,063             $3,159
                                               ========            =======

4. ACCRUED LIABILITIES:

   Accrued liabilities consist of the following (in thousands):

                                                         June 30,         December 31,
                                                           2000                1999
                                                       -------------      ------------
                                                         (Unaudited)
     Accrued payroll and related costs............         $2,306              $1,191
     Accrued marketing costs......................            294                 372
     Other accrued liabilities....................            529                 428
     Accrued non-recurring charges................             --                 549
                                                       ----------         -----------
                                                           $3,129              $2,540
                                                       ==========         ===========

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

   The Company manages its business primarily on a geographic basis. The Company's geographic areas are comprised of the Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific/ Japan ("APJ"). Each geographic area provides products and services as further described in Note 1. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company has no long-lived assets, other than property and equipment and loans to certain key employees. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2000 and December 31, 1999 long-lived assets of about $3.3 million and $2.3 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not being reported by geography because the information is not reviewed by the Executive Staff to make decisions about resources to be allocated to the geographic areas based on their performance.

  In North America, the Company sells its products through a direct sales organization. Outside the United States, direct sales, applications engineering and customer support are conducted through the Company's operations in Europe, Japan and China. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by geography for the quarters and six months ended June 30, 2000 and 1999 is as follows (in thousands):

                                                           Three Months Ended                   Six months ended
                                                                 June 30,                            June 30,
                                                             ------------------                 -----------------
                                                            2000              1999            2000             1999
                                                         ---------          --------        -------          -------
          Revenues from customers:
                   Americas........................        $ 3,776           $ 3,515        $ 7,875          $ 6,424
                   EMEA............................          6,344             4,369         11,482            8,680
                   APJ.............................          2,324             1,689          4,324            3,064
                   Unallocated.....................            207               209            413              422
                                                           -------           -------        -------          -------
                        Total......................        $12,651           $ 9,782        $24,094          $18,590
                                                           =======           =======        =======          =======

          Gross profit (loss):
                   Americas........................        $ 2,352           $ 2,376        $ 4,737          $ 4,283
                   EMEA............................          3,711             2,476          6,633            4,970
                   APJ.............................          1,462             1,034          2,626            2,018
                   Unallocated.....................            207               (91)           413             (373)
                                                           -------           -------        -------          -------
                        Total......................        $ 7,732           $ 5,795        $14,409          $10,898
                                                           =======           =======        =======          =======

          Income (loss) from operations:
                   Americas........................        $ 1,271           $ 1,423        $ 2,618          $ 2,448
                   EMEA............................          2,880             1,618          4,877            3,324
                   APJ.............................            516               308            741              566
                   Unallocated.....................         (5,470)           (4,395)        (9,972)          (9,260)
                                                           -------           -------        -------          -------
                        Total......................        $  (803)          $(1,046)       $(1,736)         $(2,922)
                                                           =======           =======        =======          =======

  One customer, the sole independent distributor of the Company's products in Europe, accounted for 27.5% and 28.0% of total revenues for the quarter ended June 30, 2000 and 1999, respectively and 27.4% and 26.7% of total revenues for the six months ended June 30, 2000 and 1999, respectively.

6. INCOME TAXES:

  Income taxes for the six-month periods ended June 30, 2000 and 1999 primarily consist of taxes related to foreign subsidiaries.

7. SIGNIFICANT AGREEMENTS

     On June 30, 2000, the Company entered into a definitive binding common stock purchase agreement with ENEL S.p.A., an Italian company. Under this agreement, ENEL will purchase three million shares of newly issued common stock for a purchase price to be based on the average trading price prior to the closing (subject to a minimum price of $87.3 million and a maximum price of $130.9 million). It is anticipated that the closing of this agreement will take place during the third quarter of 2000. However, it is subject to a number of conditions, including approval under U.S. antitrust legislation (Hart-Scott-Rodino Act).

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

   We market our products and services in North America, Europe, Japan, South America and selected Asia-Pacific countries through a direct sales organization augmented with the use of third-party distributors and systems integrators. International sales, which include both export sales and sales by international subsidiaries, accounted for 68.5% and 61.9% of our total revenues for the second quarter of 2000 and 1999, respectively and 65.6% and 63.2% of our total revenues for the six months ended June 30, 2000 and 1999, respectively. The percentage of our revenues denominated in currencies other than the U.S. dollar, principally the Japanese Yen, was 10.1% and 8.5% for the second quarter of 2000 and 1999, respectively and 10.2% and 9.6% for the six months ended June 30, 2000 and 1999, respectively. However, this percentage may increase over time as we respond to market requirements to sell our products and services in local currencies, such as the Euro. As a result, our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. We expect that international sales will continue to constitute a significant portion of total revenues.

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

   We have experienced operating losses in all prior years and for the first six months of 2000. During this period, we have invested significantly in product development to implement open control networks. Our development projects included development of transceivers, control modules, routers, network interface devices, network management software, LonPoint products and the i.LON 1000 Internet Server. Furthermore, because our strategy depends significantly on achieving broad adoption of our LonWorks technology across many industries worldwide, we have incurred significant selling and marketing expenses to promote our products. We currently believe it is unlikely that our future rate of growth of product development, sales and marketing expenses will fall below their historical levels. In addition, we believe that our products are priced competitively to ensure that our LonWorks technology is broadly adopted in many industries. We plan to continue to invest significantly in product development, sales and marketing, and to the extent such expenditures are accelerated to exploit market opportunities, or do not result in significant increases in revenues, we may continue to incur operating losses for the foreseeable future.

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

Revenues

   Total revenues grew to $12.7 million in the second quarter of 2000 from $9.8 million in the second quarter of 1999. Total revenues for the six months ended June 30, 2000 grew to $24.1 million from $18.6 million in the same period in 1999. One customer, EBV, the sole independent distributor of our products in Europe, accounted for 27.5% of total revenues for the second quarter of 2000 and 28.0% of total revenues for the same period in 1999. For the six months ended June 30, 2000, EBV accounted for 27.4% of total revenues compared to 26.7% of total revenues for the same period in 1999.

   Product. Product revenues grew to $12.1 million in the second quarter of 2000 from $9.2 million in the second quarter of 1999. Product revenues for the six months ended June 30, 2000 grew to $23.0 million from $17.4 million in the same period of 1999. The 31.7% increase in product revenues between the two quarters and 32.7% increase in product revenues between the two six-month periods was primarily the result of an increase in sales of control and connectivity products, network services products, and LonPoint products, as well as the revenues generated from the sales of the new i.LON 1000 Internet Servers.

   Service. Service revenues decreased to $551,000 in the second quarter of 2000 from $591,000 in the second quarter of 1999. Service revenues for the six months ended June 30, 2000 decreased to $1.1 million from $1.2 million in the same period of 1999. The 6.8% decrease in service revenues between the two quarters and 14.0% decrease between the two six-month periods was primarily due to reduced customer support revenues partially offset by a slight increase in training revenue.

Cost of Revenues

   Cost of product. Cost of product revenues consists of costs associated with the purchase of components and subassemblies, as well as allocated labor, overhead and manufacturing variances associated with the packaging, preparation and shipment of products. Cost of product revenues in the second quarter of 2000 was $4.4 million compared to $3.6 million in 1999, representing product gross margins of 63.9% for the second quarter of 2000 and 61.0% for the same period in 1999. Cost of product revenues for the six months ended June 30, 2000 increased to $8.7 million from $6.9 million in the same period of 1999 representing product gross margin of 62.4% for the six months ended June 30, 2000 and 60.2% for the same period in 1999. The increase in product gross margin percentage for both the quarter and six-month was primarily due to improved overhead spending rates.

   Cost of service. Cost of service revenues consists of employee-related costs as well as direct costs incurred in providing training and customer support services. Cost of service revenues increased to $548,000 for the second quarter of 2000 from $399,000 for the comparative period in 1999, an increase of 37.3%, representing service gross margins of 0.5% for the second quarter of 2000 and 32.5% for the same period in 1999. Cost of service revenues for the six months ended June 30, 2000 increased to $1.0 million from $779,000, an increase of 32.2%, representing service gross margins of 2.3% for the six months ended June 30, 2000 and 36.5% for the same period in 1999. The decline in service gross margins for both the quarter and six-months was due to a decline in service revenues along with an increase in the cost of providing those services due primarily to increased personnel costs.

Operating Expenses

   Product development. Product development expenses consist primarily of payroll and related expenses, expensed material and facility costs associated with the development of new technologies and products. Product development expenses for the second quarter of 2000 grew to $2.9 million from $2.2 million in the second quarter of 1999, representing 23.0% of total revenues for the second quarter of 2000 and 22.4% of total revenues for the same period in 1999. Product development expenses for the six months ended June 30, 2000 increased to $5.3 million from $4.6 million in the same period of 1999, representing 21.9% of total revenues for the six months ended June 30, 2000 and 24.9% of total revenues for the same period in 1999.

   Sales and marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including commissions to sales personnel, travel and entertainment, advertising and product promotion and facilities costs associated with the Company's sales and support offices. Sales and marketing expenses for the second quarter of 2000 increased to $4.2 million from $3.6 million in the second quarter of 1999, representing 32.9% of total revenues for the second quarter of 2000 and 36.7% of total revenues for the same period in 1999. Sales and marketing expenses for the six months ended June 30, 2000 increased to $8.2 million from $7.1 million in the same period of 1999, representing 34.2% of total revenues for the six months ended June 30, 2000 and 38.2% of total revenues for the same period in 1999. The increase in sales and marketing expenses for the comparison periods was primarily the result of increased worldwide personnel expenses, including new employees in the sales and marketing areas as well as increased commissions related to increased revenues.

   General and administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expenses in the second quarter of 2000 increased to $1.5 million from $1.1 million in the second quarter of 1999, representing 11.5% of total revenues for the second quarter of 2000 and 10.8% of total revenues for the same period in 1999. General and administrative expenses for the six months ended June 30, 2000 increased to $2.6 million from $2.1 million in the same period in 1999, representing 10.9% of total revenues for the six months ended June 30, 2000 and 11.3% of total revenues for the same period in 1999. The increase in general and administrative expenses for the comparison periods was primarily the result of one-time costs in the amount of $337,000 associated with the negotiation of the R&D and stock purchase agreements with ENEL S.p.A., an Italian company.

Interest and other income, net

   Interest and other income, net primarily reflects interest earned by the Company on its cash and short-term investment balances. Interest and other income, net for the second quarter of 2000 decreased slightly to $330,000 from $331,000 for the comparable period in 1999. Interest and other income, net for the six months ended June 30, 2000 decreased to $652,000 from $693,000 of the same period in 1999. The decrease for both quarter and six-month periods was primarily due to a lower cash and short-term investments balance during the second quarter of 2000 compared to the second quarter of 1999, partially offset by a higher average yield on our short-term investment portfolio.

Provision for income taxes

   Income taxes consist of taxes related to certain of the Company's foreign subsidiaries. Income taxes were $36,000 for the second quarter of 2000 and $29,000 for the same period in 1999. Income taxes were $76,000 for the six months ended June 30, 2000 and $88,000 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

   Since its inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through June 30, 2000, we had raised $132.1 million from the sale of preferred stock and common stock.

   As of June 30, 2000, we had cash, cash equivalents and short-term investments of $22.5 million. Net cash used in operating activities was $5.1 million in the six months ended June 30, 2000 compared to $2.3 million in the same period of 1999. Cash used in 2000 was principally the result of a planned increase in inventories, an increase in other current assets, and the net loss. Cash used in 1999 was principally the result of increases in receivables and the net loss.

   Net cash provided by investing activities of $8.5 million in the first half of 2000 and $6.1 million in the first half of 1999 was principally due to the net proceeds from maturities and sales of available-for-sale investments, slightly offset by capital expenditures of $770,000 in the first half of 2000 and $374,000 in the first half of 1999.

   Net cash provided by financing activities of $4.1 million in the first half of 2000 and $409,000 in the first half of 1999 was principally due to the proceeds from the exercise of stock options by employees.

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

   In addition, on June 30, 2000, we entered into a common stock purchase agreement with ENEL S.p.A., an Italian company. Under this agreement, ENEL will purchase three million shares of newly issued common stock for a purchase price to be based on the average trading price prior to the closing (subject to a minimum price of $87.3 million and a maximum price of $130.9 million). The closing of this agreement is subject to a number of conditions, including approval under U.S. antitrust legislation (Hart-Scott-Rodino Act).

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. Under current SEC guidance, we will be required to adopt SAB 101 in the fourth quarter of 2000. Management has evaluated the effect of the adoption and has determined that our financial results will not be materially affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   There has not been any material change in our exposure to interest rate and foreign currency risks since the date of the 1999 Form 10-K.

   Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All investments are in high-credit quality issuances, and, by our company policy, are limited in the amount of credit exposure to any one issuer. We ensure the safety and preservation of the invested principal funds by investing only in marketable securities with active secondary or resale markets to maintain portfolio liquidity. The table below presents principal amounts and related weighted average interest rates for our investment portfolio at June 30, 2000. According to our policy, all investments mature in two years or less.

                                                                             Average
                                               Carrying Amount             Interest Rate
                                             ------------------          ----------------
                                               (in thousands)
Cash Equivalents:
  U.S. corporate securities..................      $10,768               6.73%
                                                   -------               ----

       Total cash equivalents................      $10,768               6.73%
                                                   -------               ----

Short-term Investments:
  U.S. corporate securities..................      $ 5,662               6.18%
                                                   -------               ----

       Total short-term investments..........      $ 5,662               6.18%
                                                   -------               ----

       Total investment securities...........      $16,430               6.54%
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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

WE HAVE A HISTORY OF LOSSES, AND WE MAY INCUR LOSSES IN THE FUTURE.

   We have incurred net losses each year since our inception. At June 30, 2000, we had an accumulated deficit of $95.6 million. We have invested and continue to invest significant financial resources in product development, marketing and sales. If our revenues do not increase significantly as a result of these expenditures, our financial results could decline. We may not achieve profitability if our revenues increase more slowly than we expect or do not increase at all. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our future operating results will depend on many factors, including:

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

OUR FUTURE RESULTS COULD BE SIGNIFICANTLY HARMED IF OUR PROJECT WITH ENEL S.P.A. IS NOT SUCCESSFUL.

   We have entered into a research and development agreement with an affiliate of ENEL S.p.A., an Italian utility, under which we will cooperate with ENEL to integrate our LonWorks system into ENEL's remote metering management project in Italy. This project is called "Contratore Elettronico." We face a number of risks as we undertake this project, including:

 .   our research and development activities under this project might be unsuccessful, or might not be commercially exploitable,
 .   the Contratore Elettronico project might not meet target dates,
 .   the products we develop for the Contratore Elettronico might not yield economic returns, or
 .   the research and development agreement might be terminated if, among other things, either party materially breaches its obligations under the agreement.

   If our efforts under this research and development agreement or the related Contratore Elettronico project are not successful, our revenues and income could suffer.


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

  Currently, significant portions of our revenues are derived from sales by EBV, the sole independent distributor of our products to OEMs in Europe. EBV accounted for 27.5% of total revenues for the quarter ended June 30, 2000 and 28.0% of total revenues for the same period in 1999, and 27.4% of total revenues for the six months ended June 30, 2000 and 26.7% of total revenues for the same period in 1999. Our current agreement with EBV expires in December 2000. In addition, as part of our distribution strategy, we intend to develop distribution arrangements with systems integrators. In particular, we expect that a significant portion of our future revenues will be derived from sales by such systems integrators. If EBV, or any other existing or future distributor, fails to dedicate sufficient resources and efforts to marketing and selling our products, our revenues could decrease. If EBV significantly reduces the stocking levels for our products, both revenues and customer service levels would be decreased. In that case, we might be required to add our own pan-European distribution capability to meet the needs of our customers. Our business will be harmed if we fail to do any of the following:

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

  The Neuron Chip is an important component that our customers use in control network nodes. In addition, the Neuron Chip is an important device that we use in many of our products. Neuron Chips are currently distributed by both Motorola and Toshiba. We have entered into licensing agreements with each of Motorola, Toshiba and Cypress. The agreements, among other things, grant Motorola, Toshiba and Cypress the worldwide right to manufacture and distribute Neuron Chips using technology licensed from us and require us to provide support and unspecified updates to the licensed technology over the terms of the agreements. The Motorola agreement expires in January 2001, the Cypress agreement expires in April 2009, and the Toshiba agreement expires in January 2010. Motorola has announced that it will discontinue distribution of Neuron Chips after January 31, 2001, although Motorola has the right to terminate the agreement at any time. While we developed the first version of the Neuron Chip, Motorola and Toshiba subsequently developed improved, lower-cost versions of the Neuron Chip that are presently used in products that our customers and we develop and sell. We currently have no other source of supply for Neuron Chips and have neither the resources nor the skills to replace Toshiba or Cypress as a manufacturer of Neuron Chips. Both Motorola and Toshiba have played, and Toshiba and Cypress are expected to play, a key role in the development and marketing of LonWorks technology. If we lose Toshiba or Cypress as a supplier, we may not be able to locate an alternate source for the design, manufacture or distribution of Neuron Chips.

  Our future success will also depend significantly on our ability to successfully manufacture our products cost-effectively and in sufficient volumes. For most of our products requiring assembly, we use contract electronic manufacturers, including Able Electronics, Jabil Circuits and muRata Electronics. These contract electronic manufacturers procure material and assemble, test and inspect the final products to our specifications. This strategy involves certain risks. By using third parties to manufacture our products, we have reduced control over delivery schedules, product availability, manufacturing yields, quality and costs. In addition, contract electronic manufacturers can themselves experience turnover and instability exposing us to additional risks as well as missed commitments to our customers. We will also face risks if and when we transition between contract electronic manufacturers. For example, we may have to move raw material and in process inventory between locations in different parts of the world. Also, we would be required to reestablish acceptable manufacturing processes with a new work force. We currently purchase several key components only from sole or limited sources. If we experience any shortage of products or components of acceptable quality, or any interruption in the supply of these products or components, or if we are not able to procure these products or components from alternate sources at acceptable prices and within a reasonable period of time, our revenues and/or gross profits could decrease. In the past, we have sometimes experienced shortages or supply interruptions of products or components, which caused us to delay shipments beyond targeted or announced dates.

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

  In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. Our competitors include some of the largest companies in the electronics industry, such as Siemens in the building and industrial automation industries and Allen-Bradley, a subsidiary of Rockwell, and Group Schneider in the industrial automation industry. Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition and broader product offerings. As a result, these competitors may be able to devote greater resources to the development, marketing and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufacture and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Products from emerging companies such as emWare could also compete with our products, especially in the home market. Even if we believe that the products offered by some of these emerging companies do not provide the robust and open networking solutions offered by LonWorks networks, we would be required to educate our customers about what we believe are the potential long-term cost and functionality problems inherent in such alternative solutions. However, our customers may believe that these alternative products are satisfactory for their needs.

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

WE FACE OPERATIONAL AND FINANCIAL RISKS ASSOCIATED WITH INTERNATIONAL
OPERATIONS.

  Our sales and marketing operations are located in eight countries. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for 68.5% of our total revenues for the second quarter of 2000 and 61.9% of our total revenues for the same period in 1999, and 65.6% of our total revenues for the six months ended June 30, 2000 and 63.2% of our total revenues for the same period in 1999. Our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. In addition, we may not be able to maintain or increase the international demand for our products. Additional risks inherent in our international business activities generally include the following:

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

  Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business that we transact in other countries in any quarter, the timing of our revenues and our ability to forecast our projected operating results for such quarter. The portion of our revenues that were conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was 10.1% for the second quarter of 2000 and 8.5% for the same period in 1999, and 10.2% for the six months ended June 30, 2000 and 9.6% for the same period in 1999. Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The introduction of the Euro as the standard currency in participating European countries may also impact our ability to transact sales in U.S. dollars. We have agreed with EBV, our European distributor, that upon notice from EBV, we will sell our products to EBV in Euros rather than U.S. dollars. We do not know when or if EBV will give such notice. If fewer of our sales in Europe are transacted in U.S. dollars, we may experience an increase in currency translation adjustments, particularly as a result of general economic conditions in Europe as a whole. We do not currently engage in currency hedging transactions or otherwise cover our foreign currency exposure.

AS A RESULT OF OUR LENGTHY SALES CYCLE, WE HAVE LIMITED ABILITY TO FORECAST THE AMOUNT AND TIMING OF SPECIFIC SALES. IF WE FAIL TO COMPLETE OR ARE DELAYED IN COMPLETING TRANSACTIONS, OUR REVENUES COULD VARY SIGNIFICANTLY FROM PERIOD TO PERIOD.

  The sales cycle between initial customer contact and execution of a contract or license agreement with a customer can vary widely. OEMs typically conduct extensive and lengthy product evaluations before making initial purchases of our products. Subsequent purchases of our products may be delayed by prolonged product development and introduction periods for OEMs. Attendant delays in our sales cycle can result from, among other things, changes in customers' budgets or in the priority assigned to control network development and the need to educate customers about the potential applications of, and cost savings associated with, our products. We generally have little or no control over these factors, which may cause a potential customer to favor a competitor's products, or to delay or forgo purchases altogether. Also, there can be long sales cycles between the selection of our products for use by a systems integrator, and the purchase of such products by the systems integrator.

WE HAVE LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

  Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our intellectual property rights, all of which afford only limited protection. We have 78 issued U.S. patents, 13 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. If any of our patents fail to protect our technology, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. Any of the patents, trademarks, copyrights or intellectual property rights that have been or may be issued or granted to us could be challenged, invalidated or circumvented, and any of the rights granted may not provide protection for our proprietary rights. In addition, there can be no assurance that we have taken or will take all necessary steps to protect our intellectual property rights. Third parties may also independently develop similar technology without breach of our trade secrets or other proprietary rights. We have licensed in the past and may license in the future our key technologies to third parties. In addition, the laws of some foreign countries, including several in which we operate or sell our products, do not protect proprietary rights to as great an extent as do the laws of the United States. Certain of our products are licensed under shrink-wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions.

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

REGULATORY ACTIONS COULD AFFECT OUR ABILITY TO MARKET AND SELL OUR PRODUCTS.

  Many of our products and the industries in which they are used are subject to U.S. and foreign regulation. Government regulatory action could greatly reduce the market for our products. For example, the power line medium, which is the communications medium used by some of our products, is subject to special regulations in North America, Europe and Japan. These regulations limit the ability of companies in general to use power lines as a communication medium. In addition, some of our competitors have attempted to use regulatory actions to reduce the market opportunity for some of our products or to increase the market opportunity for the competitors' products. In the late 1990's, we experienced efforts by CEMA, a trade association that developed a competing home automation protocol, to persuade the FCC to mandate use of its protocol in analog television and set-top box applications. We were a petitioner in litigation arising from a related FCC proceeding concerning commercial availability of these "navigation devices." An appeal under this case was recently decided in favor of the government. We have decided not to seek Supreme Court review. Although these specific FCC and judicial proceedings are not a significant threat to our digital and Internet-based products, existing or future regulations or regulatory actions could adversely affect the market for our products or require us to expend significant management, technical or financial resources.

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

OUR EXISTING STOCKHOLDERS CONTROL A SIGNIFICANT PERCENTAGE OF OUR STOCK, WHICH WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

  As of July 31, 2000, our directors and executive officers, together with certain entities affiliated with them, beneficially owned 32.2% of our outstanding stock. In addition, if our stock purchase agreement with ENEL is completed, ENEL will be entitled to nominate a director to our Board of Directors, and the percentage of our outstanding stock that would be owned by our directors and executive officers, together with certain entities affiliated with them, would increase to 39.7%.

  Under the stock purchase agreement with ENEL, ENEL would be required to (i) vote (and cause any of its affiliates that own shares of our common stock to vote) all of its shares in favor of the slate of director nominees recommended by the Board of Directors, and (ii) vote (and endeavor to cause any of its affiliates that own shares of our common stock to vote) a number of shares equal to at least that percentage of shares voted by all other stockholders for or against any specified matter, as recommended by the Board of Directors. The specified matters are the election of accountants, the approval of company options plans, and any proposal by any of our stockholders (unless the proposal could be prejudicial to ENEL or the required voting would interfere with ENEL's fiduciary duties to its own shareholders).

  Under the terms of another stock purchase agreement, one other stockholder that owns about 1% of our outstanding common stock has agreed to vote (i) all of its shares in favor of the slate of director nominees recommended by the Board of Directors, and (ii) a number of shares equal to at least that percentage of shares voted by all other stockholders for or against any given matter, as recommended by the Board of Directors (except certain matters relating to certain changes to our charter, liquidations, a sale of our company or a merger of our company into another entity), as recommended by a majority of our Board of Directors.

  As a result, our directors and executive officers, together with certain entities affiliated with them, may be able to control substantially all matters requiring approval by our stockholders, including the election of all directors and approval of certain other corporate matters.

                           PART II. OTHER INFORMATION
                           --------------------------

 ITEM 1.  LEGAL PROCEEDINGS

          On July 19, 2000, our company was sued by an individual, Kathleen Calabrese, for alleged direct and indirect infringement of a recently expired patent claiming a data relay system. By her amended complaint, Calabrese added Echelon as a defendant in the action previously commenced against five other defendants in the Federal District Court for the Eastern District of Illinois. Management believes that we do not infringe the patent, and we intend to vigorously defend the action.

 ITEM 2.  CHANGES IN SECURITIES

          On June 30, 2000, our company entered into a common stock purchase agreement with ENEL S.p.A., an Italian company. Under the stock purchase agreement, ENEL has agreed to purchase, for cash, three million newly issued shares of our common stock for a purchase price to be based on the average trading price prior to the closing (subject to a minimum price of $87.3 million and a maximum price of $130.9 million). The closing of this stock purchase is subject to a number of conditions, including approval under U.S. antitrust legislation (namely, the Hart-Scott-Rodino Act). The sale of the common stock will be exempt from registration under U.S. securities laws pursuant to
          Section 4(2) of the Securities Act of 1933.

          The stock purchase agreement gives ENEL the right to nominate a director to Echelon's Board of Directors as long as ENEL owns at least two million shares of our common stock. As a condition to the closing of the stock purchase agreement, our directors will agree to enter into a voting agreement with ENEL in which each of them will agree to vote the shares of our company's common stock that they beneficially own or control in favor of ENEL's nominee to our Board of Directors.

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

                                          Echelon Corporation
Date: August 11, 2000                     By /s/ Oliver R. Stanfield
                                             ------------------------
                                          Oliver R. Stanfield,
                                          Vice President Finance and Chief
                                          Financial Officer (Duly
                                          Authorized Officer and Principal
                                          Financial and Accounting
                                          Officer)