Form 10-Q
period 2000-09-30
ECHELON CORP
filed 2000-11-14
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

000-29748
(Commission file number)

ECHELON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0203595 (IRS Employer Identification Number)

415 Oakmead Parkway
Sunnyvale, CA 94086
(Address of principal executive office and zip code)

(408) 938-5200
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [x] No [  ]

             As of October 31, 2000, 38,030,585 shares of the Registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2000

SIGNATURE	23

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2000	December 31, 1999

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$148,012	$9,336
Short-term investments	2,334	14,968
Accounts receivable, net	7,712	7,303
Inventories	6,650	3,159
Other current assets	5,078	2,297

Total current assets	169,786	37,063
Property and equipment, net	2,904	2,648
Other long-term assets	674	0

	$173,364	$39,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,379	$2,586
Accrued liabilities	1,874	2,540
Deferred revenues	1,052	1,647

Total current liabilities	6,305	6,773

Stockholders’ Equity:
Common stock	379	332
Additional paid-in capital	262,688	127,613
Accumulated other comprehensive loss	(310)	(202)
Deferred compensation	(261)	(399)
Accumulated deficit	(95,437)	(94,406)

Total stockholders’ equity	167,059	32,938

	$173,364	$39,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Revenues:
Product	$11,738	$9,301	$34,778	$26,665
Service	491	473	1,545	1,699

Total revenues	12,229	9,774	36,323	28,364

Cost of revenues:
Cost of product	4,433	3,473	13,088	10,386
Cost of service	422	387	1,452	1,166

Total cost of revenues	4,855	3,860	14,540	11,552

Gross profit	7,374	5,914	21,783	16,812

Operating Expenses:
Product development	2,866	2,227	8,141	6,854
Sales and marketing	3,808	3,705	12,048	10,798
General and administrative	1,360	1,035	3,989	3,135

Total operating expenses	8,034	6,967	24,178	20,787

Loss from operations	(660)	(1,053)	(2,395)	(3,975)

Interest and other income, net	826	352	1,478	1,045

Income/(loss) before provision for income taxes	166	(701)	(917)	(2,930)
Provision for income taxes	38	42	114	130

Net income/(loss)	$128	$(743)	$(1,031)	$(3,060)

Net income/(loss) per share
Basic	$0.00	$(0.02)	$(0.03)	$(0.09)

Diluted	$0.00

Shares used in computing net income/(loss) per share
Basic	35,284	33,028	34,342	32,832

Diluted	39,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2000	1999

Cash flows from operating activities:
Net loss	$(1,031)	$(3,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	895	855
Deferred compensation expense	138	145
Change in operating assets and liabilities:
Accounts receivable	(409)	(1,613)
Inventories	(3,491)	689
Other current assets	(2,781)	847
Other long-term assets	(674)	—
Accounts payable	793	659
Accrued liabilities	(666)	(256)
Deferred revenues	(595)	(807)
Deferred rent	—	(76)

Net cash used in operating activities	(7,821)	(2,617)

Cash flows from investing activities:
Purchase of available-for-sale short-term investments	(1,829)	(6,093)
Proceeds from maturities and sales of available-for-sale short-term investments	14,463	10,666
Unrealized gains (losses) on securities	(10)	(47)
Capital expenditures	(1,151)	(777)

Net cash provided by investing activities	11,473	3,749

Cash flows from financing activities:
Proceeds from issuance of common stock	135,122	495

Effect of exchange rates on cash	(98)	(7)

Net increase in cash and cash equivalents	138,676	1,620
Cash and cash equivalents:
Beginning of period	9,336	11,552

End of period	$148,012	$13,172

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$108	$120

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

2.    Summary of Significant Accounting Policies:

  Use of Estimates in the Preparation of Financial Statements

             The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition and Product Warranty

             The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training and technical support offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements have not been significant to date. Service revenues consist of product support (including software post-contract support services) and training.

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

  Cash, Cash Equivalents and Short-Term Investments

             The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of three months or less as cash and cash equivalents. The Company classifies its investments in debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of September 30, 2000, the Company’s available-for-sale securities had contractual maturities from seven to nineteen months and an average maturity of seven months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of September 30, 2000, the amortized cost basis, aggregate fair value and gross unrealized holding losses by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains/ (Losses)

U.S. government securities	$374	$375	$1
U.S. corporate securities:
Corporate notes and bonds	$1,965	$1,959	$(6)

Total investments in debt and equity securities	$2,339	$2,334	$(5)

  Computation of Net Income/(Loss) Per Share

             Historical net income/(loss) per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net income/(loss) per share is calculated by dividing net income/(loss) by the weighted average shares of common stock outstanding during the period. Diluted net income/(loss) per share is calculated by adjusting the average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method. For the three-month period ended September 30, 2000, potentially dilutive stock options totalled 3,688,692 shares. Potentially dilutive warrants for the three-month period ended September 30, 2000 totalled 303,055 shares. For the three-month period ended September 30, 1999, and the nine-month periods ended September 30, 2000 and 1999, no diluted net loss per share calculation was performed as the inclusion of potentially dilutive stock options and warrants would be anti-dilutive.

  New Accounting Standards

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” which establishes standards for the accounting for derivative transactions and the derivative portion of certain other contracts. SFAS No. 133 will become effective for the Company’s fiscal year beginning January 1, 2001. As we do not currently hold any derivative instruments and do not currently engage in any hedging activities, management believes that SFAS No. 133 will not have a material effect on the Company’s financial statements.

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. Under current SEC guidance, we will be required to adopt SAB 101 in the fourth quarter of 2000. Management has evaluated the effect of the adoption and has determined that financial results will not be materially affected.

3.    Inventories:

             Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	September 30, 2000	December 31, 1999

	(unaudited)
Purchased materials	$2,976	$1,674
Work-in-process	3	51
Finished goods	3,671	1,434

	$6,650	$3,159

4. Accrued Liabilities:

             Accrued liabilities consist of the following (in thousands):

	September 30, 2000	December 31, 1999

	(unaudited)
Accrued payroll and related costs	$1,174	$1,191
Accrued marketing costs	359	372
Other accrued liabilities	341	428
Accrued non-recurring charges	—	549

	$1,874	$2,540

5.   Segment Disclosure:

             In 1998, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing business performance. The Company’ s chief operating decision-making group is the Executive Staff, which is comprised of the Chief Executive Officer and the Vice Presidents. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information.

             The Company operates in one principal industry segment: the design, manufacture and sale of products for the controls network industry, and markets its products primarily to the building automation, industrial automation, transportation, and utility/home automation markets. The Company’s products are marketed under the LONWORKS® brand name, which provides the infrastructure, and support required to implement and deploy open, interoperable, control network solutions. All of the Company’s products either incorporate or operate with the Neuron® Chip and/or the LONWORKS protocol. The Company also provides services to customers which consist of technical support and training courses covering its LONWORKS network technology and products. The Company offers about 80 products and services that together constitute the LONWORKS system. Any given customer purchases a small subset of such products a nd services that are appropriate for that customer’s application.

             The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of the Americas, Europe, Middle East and Africa (“EMEA”) and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services as further described in Note 1. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company has no long-lived assets, other than property and e quipment and loans to certain key employees. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2000 and December 31, 1999, long-lived assets of about $3.3 million and $2.3 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not being reported by geography because the information is not reviewed by the Executive Staff to make decisions about resources to be allocated to the geographic areas based on their performance.

             In North America, the Company sells its products through a direct sales organization. Outside the United States, direct sales, applications engineering and customer support are conducted through the Company’s operations in Europe, Japan and China. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by geography for the quarters and nine months ended September 30, 2000 and 1999 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Revenues from customers:
Americas	$3,907	$3,617	$11,782	$10,041
EMEA	5,678	4,305	17,160	12,985
APJ	2,442	1,613	6,766	4,677
Unallocated	202	239	615	661

Total	$12,229	$9,774	$36,323	$28,364

Gross profit (loss):
Americas	$2,392	$2,433	$7,129	$6,716
EMEA	3,289	2,511	9,922	7,481
APJ	1,491	1,028	4,117	3,046
Unallocated	202	(58)	615	(431)

Total	$7,374	$5,914	$21,783	$16,812

Income (loss) from operations:
Americas	$1,560	$1,494	$4,178	$3,942
EMEA	2,489	1,733	7,366	5,057
APJ	398	179	1,139	745
Unallocated	(5,107)	(4,459)	(15,078)	(13,719)

Total	$(660)	$(1,053)	$(2,395)	$(3,975)

             One customer, the sole independent distributor of the Company’s products in Europe, accounted for 28.4% of total revenues for the quarter ended September 30, 2000 and 29.0% for the same period in 1999, and 27.7% of total revenues for the nine months ended September 30, 2000 and 27.5% for the same period in 1999.

6.   Income Taxes:

             Income taxes for the three and nine-month periods ended September 30, 2000 and 1999 primarily consist of taxes related to foreign subsidiaries.

7.   Significant Agreements:

             On June 30, 2000, the Company entered into a definitive binding common stock purchase agreement with ENEL S.p.A., an Italian company. Pursuant to this agreement, ENEL purchased three million shares of newly issued common stock for a purchase price of $43.64. This transaction closed on September 11, 2000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including the Company’s ability to commercially exploit its recent business arrangement with ENEL, S.p.A., achieve and sustain profitability on an annual basis, as well as other factors discussed in the “Factors That May Affect Future Results of Operations” and elsewhere in this Form 10-Q that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “believes,” “future,” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Echelon does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

             The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 1999.

Overview

             We develop, market and support a family of hardware and software products and services that enables OEMs and systems integrators to design and implement open, interoperable, distributed control networks. We offer our products and services to OEMs and systems integrators in the building, industrial, transportation, utility/home and other automation markets. We provide a variety of technical training courses related to our products and underlying technology. We also provide customer support on a per-incident or annual contract basis.

             We market our products and services in North America, Europe, Japan, South America and selected Asia-Pacific countries through a direct sales organization augmented with the use of third-party distributors and systems integrators. International sales, which include both export sales and sales by international subsidiaries, accounted for 66.4% of our total revenues for the third quarter of 2000 and 60.6% for the same period in 1999, and 65.9% of our total revenues for the nine months ended September 30, 2000 and 62.3% for the same period in 1999. The percentage of our revenues denominated in currencies other than the U.S. dollar, principally the Japanese Yen, was 13.5% for the third quarter of 2000 and 9.9% for the same period in 1999, and 11.3% for the nine months ended September 30, 2000 and 9.6% for the same period in 1999. However, this percentage may increase over time as we respond to market requirem ents to sell our products and services in local currencies, such as the Euro. As a result, our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. We expect that international sales will continue to constitute a significant portion of total revenues.

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

             We have not achieved profitability on an annual basis, although we generated our first ever quarterly profit in the quarter ended September 30, 2000. We may not be able to sustain this profitability on a quarterly basis. We plan to continue to invest heavily in product development to implement open control networks. Our development projects include development of transceivers, control modules, routers, network interface devices, network management software, LonPoint™ products and the i.LON 1000™ Internet Server. Furthermore, because our strategy depends significantly on achieving broad adoption of our LONWORKS technology across many industries worldwide, we plan to continue to invest heavily in selling and marketing to promote our products. We currently believe it is unlikely that our future rate of growth of product development, sales and marketing expenses will fall below their historic al levels. As a result, we will need to significantly increase revenues over historical levels to sustain profitability in the future. Although our revenues have grown sequentially year over year, we cannot be certain that this growth will continue at the same rate, or that our revenues will not decline on a year over year basis.

             Our quarterly and annual results have varied significantly, and we expect our results to continue to vary. Many of the factors that can cause our results to vary are outside of our control. For example, the rates at which OEMs purchase our products and services can fluctuate. These rates are affected by the OEMs’ own business cycles.

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

Results of Operations

  Revenues

             Total. Total revenues grew to $12.2 million in the third quarter of 2000 from $9.8 million in the third quarter of 1999. Total revenues for the nine months ended September 30, 2000 grew to $36.3 million from $28.4 million in the same period in 1999. The 25.1% increase in total revenues between the two quarters was primarily the result of an increase in product revenues, and to a lesser extent, an increase in service revenues, as discussed below. The 28.1% increase in total revenues between the two nine-month periods was primarily the result of an increase in product revenues partially offset by a slight decrease in service revenues, as discussed below. One customer, EBV, the sole independent distributor of our products in Europe, accounted for 28.4% of total revenues for the third quarter of 2000 and 29.0% of total revenues for the same period in 1999. For the nine months ended September 30, 2000, EBV accounted for 27.7% of total revenues compared to 27.5% of total revenues for the same period in 1999.

             Product. Product revenues grew to $11.7 million in the third quarter of 2000 from $9.3 million in the third quarter of 1999. Product revenues for the nine months ended September 30, 2000 grew to $34.8 million from $26.7 million in the same period of 1999. The 26.2% increase in product revenues between the two quarters and 30.4% increase in product revenues between the two nine-month periods was primarily the result of an increase in sales of control and connectivity products and LonPoint products, as well as the revenues generated from the sales of the new i.LON 1000 Internet Servers.

             Service. Service revenues increased to $491,000 in the third quarter of 2000 from $473,000 in the third quarter of 1999. Service revenues for the nine months ended September 30, 2000 decreased to $1.5 million from $1.7 million in the same period of 1999. The 3.8% increase in service revenues between the two quarters was primarily the result of increased training revenues partially offset by a slight decrease in customer support revenues. The 9.1% decrease in service revenues between the two nine-month periods was primarily due to reduced customer support revenues partially offset by a slight increase in training revenue.

  Cost of Revenues

             Cost of product. Cost of product revenues consists of costs associated with the purchase of components and subassemblies, as well as allocated labor, overhead and manufacturing variance costs associated with the packaging, preparation and shipment of products. Cost of product revenues in the third quarter of 2000 was $4.4 million compared to $3.5 million in 1999, an increase of 27.6%, representing product gross margins of 62.2% for the third quarter of 2000 and 62.7% for the same period in 1999. Cost of product revenues for the nine months ended September 30, 2000 increased to $13.1 million from $10.4 million in the same period of 1999, an increase of 26.0%, representing product gross margin of 62.4% for the nine months ended September 30, 2000 and 61.1% for the same period in 1999. The changes in product gross margin percentage for both the quarter and nine-month period were primarily due to minor fluctuations in overhead spending rates.

             Cost of service. Cost of service revenues consists of employee-related costs as well as direct costs incurred in providing training and customer support services. Cost of service revenues increased to $422,000 for the third quarter of 2000 from $387,000 for the comparative period in 1999, an increase of 9%, representing service gross margins of 14.1% for the third quarter of 2000 and 18.2% for the same period in 1999. Cost of service revenues for the nine months ended September 30, 2000 increased to $1.5 million from $1.2 million, an increase of 24.5%, representing service gross margins of 6.0% for the nine months ended September 30, 2000 and 31.4% for the same period in 1999. The decline in service gross margins for both the quarter and nine-months was primarily due to increased personnel costs partially offset by a slight increase in training revenues.

  Operating Expenses

             Product development. Product development expenses consist primarily of payroll and related expenses, expensed material and facility costs associated with the development of new technologies and products. Product development expenses for the third quarter of 2000 grew to $2.9 million from $2.2 million in the third quarter of 1999, representing 23.4% of total revenues for the third quarter of 2000 and 22.8% of total revenues for the same period in 1999. Product development expenses for the nine months ended September 30, 2000 increased to $8.1 million from $6.9 million in the same period of 1999, representing 22.4% of total revenues for the nine months ended September 30, 2000 and 24.2% of total revenues for the same period in 1999.

             Sales and marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including commissions to sales personnel, travel and entertainment, advertising and product promotion and facilities costs associated with our sales and support offices. Sales and marketing expenses for the third quarter of 2000 increased to $3.8 million from $3.7 million in the third quarter of 1999, representing 31.1% of total revenues for the third quarter of 2000 and 37.9% of total revenues for the same period in 1999. Sales and marketing expenses for the nine months ended September 30, 2000 increased to $12.0 million from $10.8 million in the same period of 1999, representing 33.2% of total revenues for the nine months ended September 30, 2000 and 38.1% of total revenues for the same period in 1999. The increase in sales and marketing expenses for the comparison periods was primarily the result of increased worldwide personnel expenses, including new employees in the sales and marketing areas as well as increased commissions related to increased revenues.

             General and administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expenses in the third quarter of 2000 increased to $1.4 million from $1.0 million in the third quarter of 1999, representing 11.1% of total revenues for the third quarter of 2000 and 10.6% of total revenues for the same period in 1999. General and administrative expenses for the nine months ended September 30, 2000 increased to $4.0 million from $3.1 million in the same period in 1999, representing 11.0% of total revenues for the nine months ended September 30, 2000 and 11.1% of total revenues for the same period in 1999. The increase in general and administrative expenses for the two quarters was primarily the result of increased personne l and shareholder communication costs. The increase in general and administrative expenses between the two nine-month periods was due to increased personnel and shareholder communication costs as well as one-time costs associated with the negotiation of the Research & Development and stock purchase agreements with ENEL, S.p.A. and its subsidiary, ENEL Distribuzione, S.p.A., in the second quarter of 2000.

  Interest and other income, net

             Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. Interest and other income, net for the third quarter of 2000 increased to $826,000 from $352,000 for the comparable period in 1999. Interest and other income, net for the nine months ended September 30, 2000 increased to $1.5 million from $1.0 million of the same period in 1999. The increase for both the quarter and nine-month periods was primarily due to the investment late in the third quarter of approximately $131.0 million generated from the sale of 3,000,000 shares of common stock to ENEL, S.p.A., an Italian company. To a lesser extent, a slightly higher average yield on our short-term investment portfolio also contributed to the increase.

  Provision for income taxes

             Income taxes consist of taxes related to certain of our foreign subsidiaries. Income taxes were $38,000 for the third quarter of 2000 and $42,000 for the same period in 1999. Income taxes were $114,000 for the nine months ended September 30, 2000 and $130,000 for the same period in 1999.

Liquidity and Capital Resources

             Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through September 30, 2000, we had raised $263.1 million from the sale of preferred stock and common stock.

             As of September 30, 2000, we had cash, cash equivalents and short-term investments of $150.3 million. Net cash used in operating activities was $7.8 million for the nine months ended September 30, 2000 compared to $2.6 million during the same period of 1999. Cash used in 2000 was principally the result of a planned increase in inventories, an increase in other current assets, and the net loss. Cash used in 1999 was principally the result of increases in receivables and the net loss.

             Net cash provided by investing activities of $11.5 million for the nine months ended September 30, 2000 and $3.7 million for the nine months ended September 30, 1999 was principally due to the net proceeds from maturities and sales of available-for-sale investments, slightly offset by capital expenditures of $1.2 million for the nine months in 2000 and $777,000 for the same period in 1999.

             Net cash provided by financing activities of $135.1 million for the nine months ended September 30, 2000 was principally due to the purchase of three million shares of our common stock by ENEL S.p.A. in the third quarter of 2000, and to a lesser extent to the proceeds from the exercise of stock options by employees. Net cash provided by financing activities of $495,000 for the nine months ended September 30, 1999 was principally due to the proceeds from the exercise of stock options by employees.

             We believe that our existing available cash, cash equivalents and short-term investments will satisfy our projected working capital and other cash requirements for at least the next twelve months. However, in the unlikely event that we would require additional financing within this period, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

Year 2000 Compliance

             We did not experience any system problems relating to the Year 2000 issue. To our knowledge, none of our material suppliers or vendors experienced any material Year 2000 problems. We do not expect to incur any material expenditures relating to Year 2000 systems remediation.

New Accounting Standards

             In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” which establishes standards for the accounting for derivative transactions and the derivative portion of certain other contracts. SFAS No. 133 will become effective for our fiscal year beginning January 1, 2001. As we do not currently hold any derivative instruments and we do not currently engage in any hedging activities, we believe that SFAS No. 133 will not have a material effect on our financial statements.

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. Under current SEC guidance, we will be required to adopt SAB 101 in the fourth quarter of 2000. Management has evaluated the effect of the adoption and has determined that our financial results will not be materially affected.

Item 3.   Quantitative and Qualitative Disclosures about Market Risks

             There has not been any material change in our exposure to interest rate and foreign currency risks since the date of the 1999 Form 10-K.

             Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All our investments are in high-credit quality issuances, and, by our company policy, are limited in the amount of credit exposure to any one issuer. We ensure the safety and preservation of the invested principal funds by investing only in marketable securities with active secondary or resale markets to maintain portfolio liquidity. The table below presents principal amounts and related weighted average interest rates for our investment portfolio at September 30, 2000. According to our policy, all investments mature in two years or less.

	Carrying Amount	Average Interest Rate

	(in thousands)
Cash Equivalents:
U.S. corporate securities	$142,694	6.61%

Total cash equivalents	$142,694	6.61%

Short-term Investments:
U.S. corporate securities	$1,959	6.80%
U.S. government securities	$375	6.55%

Total short-term investments	$2,334	6.76%

Total investment securities	$145,028	6.61%

             Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Japan. Currently, we do not employ a foreign currency hedge program utilizing foreign currency exchange contracts as the foreign currency transactions and risks to date have not been significant.

Factors That May Affect Future Results of Operations

             Interested persons should carefully consider the risks described below in evaluating Echelon. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.

We have a history of losses, and we may incur losses in the future.

             Although we generated our first ever quarterly profit, $128,000, in the quarter ended September 30, 2000, we have yet to achieve profitability on an annual basis. At September 30, 2000, we had an accumulated deficit of $95.4 million. We have invested and continue to invest significant financial resources in product development, marketing and sales. If our revenues do not increase significantly as a result of these expenditures, our financial results could decline. We may not achieve profitability if our revenues increase more slowly than we expect or do not increase at all. Even though we achieved profitability in the third quarter of 2000, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our future operating results will depend on many factors, including:

  the growth of the markets for our products, especially utility/home automation products;
  the acceptance of our products;
  the level of competition that we face;
  our ability to develop and market new products; and
  general economic conditions.

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
  the nature of our business and markets require rapid progress;
  potential changes in voluntary product standards can significantly influence many of the markets for our products; and
  our industry is very competitive.

Our future results could be significantly harmed if our project with ENEL is not successful.

             We have entered into a research and development agreement with an affiliate of ENEL S.p.A., an Italian utility company, under which we will cooperate with ENEL to integrate our LONWORKS system into ENEL’s remote metering management project in Italy. This project is called “Contratore Elettronico.” We face a number of risks as we undertake this project, including:

  our research and development activities under this project might be unsuccessful, or might not be commercially exploitable;
  the Contratore Elettronico project might not meet target dates;
  the products we develop for the Contratore Elettronico project might not yield economic returns; or
  the research and development agreement might be terminated if, among other things, either party materially breaches its obligations under the agreement.

             If our efforts under this research and development agreement or the related Contratore Elettronico project are not successful, our revenues and income could suffer.

Fluctuations in our operating results may cause our stock price to decline.

             Our quarterly and annual results have varied significantly, and we have failed to meet securities analysts’ expectations in the past. Our future results may fluctuate and may not meet those expectations in some future period. As a result, the price of our common stock could fluctuate or decline. The factors that could cause this variability, many of which are outside of our control, include the following:

  fluctuations in the rates at which OEMs purchase our products and services;
  OEMs’ own business cycles;
  our ability to introduce new products on a timely basis;
  any downturns in any customer’s or potential customer’s business, or declines in general economic conditions that cause significant reductions in their capital spending;
  increased competition;
  market acceptance of our products;
  product life cycles;
  order delays or cancellations;
  changes in the mix of products and services that we sell;
  shipment and payment schedules;
  changes in our pricing policies or those of our competitors;

  changes in product distribution; and
  product ratings by industry analysts and endorsement of competing products by industry groups.

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

             To date, substantially all of our product sales have been to OEMs. The product and marketing decisions made by OEMs significantly affect the rate at which our products are used in control networks. We believe that since OEMs in certain industries receive a large portion of their revenues from sales of products and services to their installed base, these OEMs have tended to moderate the rate at which they incorporate LONWORKS technology into their products. We have attempted to motivate OEMs, as well as systems integrators and owners of control systems, to transition more rapidly to LONWORKS technology. Furthermore, OEMs that manufacture and promote products and technologies that compete or may compete with us may be particularly reluctant to employ our products and technologies to any significant extent, if at all. We may not be able to maintain or improve the current rate at which our products are a ccepted by OEMs and others, which could decrease our revenues.

             Currently, significant portions of our revenues are derived from sales by EBV, the sole independent distributor of our products to OEMs in Europe. EBV accounted for 28.4% of total revenues for the quarter ended September 30, 2000 and 29.0% of total revenues for the same period in 1999, and 27.7% of total revenues for the nine months ended September 30, 2000 and 27.5% of total revenues for the same period in 1999. Our current agreement with EBV expires in December 2000. In addition, as part of our distribution strategy, we intend to develop distribution arrangements with systems integrators. In particular, we expect that a significant portion of our future revenues will be derived from sales by such systems integrators. If EBV, or any other existing or future distributor, fails to dedicate sufficient resources and efforts to marketing and selling our products, our revenues could decrease. If EBV significan tly reduces the stocking levels for our products, both revenues and customer service levels would be decreased. In that case, we might be required to add our own pan-European distribution capability to meet the needs of our customers. Our business will be harmed if we fail to do any of the following:

  develop new distribution channels;
  maintain the EBV arrangement or any other distribution channels; or
  renew the EBV arrangement on a timely basis.

We depend on a limited number of key manufacturers for neuron chips and use contract electronic manufacturers for most of our products requiring assembly. If any of these manufacturers terminates or decreases its relationships with us, we may not be able to supply our products and our revenues would suffer.

             The Neuron Chip is an important component that our customers use in control network nodes. In addition, the Neuron Chip is an important device that we use in many of our products. Neuron Chips are currently distributed by both Motorola and Toshiba. We have entered into licensing agreements with each of Motorola, Toshiba and Cypress Semiconductor (“Cypress”). The agreements, among other things, grant Motorola, Toshiba and Cypress the worldwide right to manufacture and distribute Neuron Chips using technology licensed from us and require us to provide support and unspecified updates to the licensed technology over the terms of the agreements. The Motorola agreement expires in January 2001, the Cypress agreement expires in April 2009, and the Toshiba agreement expires in January 2010. Motorola has announced that it will discontinue distribution of Neuron Chips after January 31, 2001, although Motor ola has the right to terminate the agreement at any time. While we developed the first version of the Neuron Chip, Motorola and Toshiba subsequently developed improved, lower-cost versions of the Neuron Chip that are presently used in products that our customers and we develop and sell. We currently have no other source of supply for Neuron Chips and have neither the resources nor the skills to replace Toshiba or Cypress as a manufacturer of Neuron Chips. Both Motorola and Toshiba have played, and Toshiba and Cypress are expected to play, a key role in the development and marketing of LONWORKS technology. If we lose Toshiba or Cypress as a supplier, we may not be able to locate an alternate source for the design, manufacture or distribution of Neuron Chips.

             Our future success will also depend significantly on our ability to successfully manufacture our products cost-effectively and in sufficient volumes. For most of our products requiring assembly, we use contract electronic manufacturers, including Able Electronics, Jabil Circuits and muRata Electronics. These contract electronic manufacturers procure material and assemble, test and inspect the final products to our specifications. This strategy involves certain risks. By using third parties to manufacture our products, we have reduced control over delivery schedules, product availability, manufacturing yields, quality and costs. In addition, contract electronic manufacturers can themselves experience turnover and instability exposing us to additional risks as well as missed commitments to our customers. We will also face risks if and when we transition between contract electronic manufacturers. For example , we may have to move raw material and in process inventory between locations in different parts of the world. Also, we would be required to reestablish acceptable manufacturing processes with a new work force. We currently purchase several key components only from sole or limited sources. If we experience any shortage of products or components of acceptable quality, or any interruption in the supply of these products or components, or if we are not able to procure these products or components from alternate sources at acceptable prices and within a reasonable period of time, our revenues and/or gross profits could decrease. In the past, we have sometimes experienced shortages or supply interruptions of products or components, which caused us to delay shipments beyond targeted or announced dates.

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

  our customer service and support;
  our product reputation, quality, performance; and
  the price and features of our products such as adaptability, scalability, the ability to integrate with other products, functionality, and ease of use.

             In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. Our competitors include some of the largest companies in the electronics industry, such as Siemens in the building and industrial automation industries and Allen-Bradley, a subsidiary of Rockwell, and Group Schneider in the industrial automation industry. Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition and broader product offerings. As a result, these competitors may be able to devote greater resources to the development, marketing and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufactur e and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Products from emerging companies such as emWare could also compete with our products, especially in the utility/home market. Even if we believe that the products offered by some of these emerging companies do not provide the robust and open networking solutions offered by LONWORKS networks, we would be required to educate our customers about what we believe are the potential long-term cost and functionality problems inherent in such alternative solutions. However, our customers may believe that these alternative products are satisfactory for their needs.

             Many of our current and prospective competitors are dedicated to promoting closed or proprietary systems, technologies, software and network protocols or product standards that differ from, or are incompatible with ours. In some cases, companies have established associations or cooperative relationships to enhance the competitiveness and popularity of their products, or to promote these different or incompatible technologies, protocols and standards. For example, in the building automation market, we face widespread reluctance by vendors of traditional closed or proprietary control systems, who enjoy a captive market for servicing and replacing equipment, to use our interoperable technologies. We also face strong competition by large trade associations that promote alternative technologies and standards in their native countries, such as the BatiBus Club International in France and the European Installati on Bus Association in Germany, each of which has over 100 members and licensees. Other examples include the CEBus Industry Council, which is the proponent of an alternative protocol to our LONWORKS protocol for use in the utility/home automation industry, and a group comprised of Asea Brown Boveri, ADtranz AB, Siemens, GEC Alstrom and other manufacturers that support an alternative rail transportation protocol to our LONWORKS protocol. Our technologies, protocols or standards may not be successful in any of our markets, and we may not be able to compete with new or enhanced products or standards introduced by existing or future competitors.

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

             The trading price of our common stock is subject to significant fluctuations in response to numerous factors, including:

  our quarterly operating results may vary widely;
  our customers or we may announce technological innovations or new products;
  securities analysts may change their estimates of our financial results; and
  significant stockholders may sell some or all of their holdings of our stock.

             In addition, the market price of securities of technology companies, especially those in new or emerging industries such as ours, has been very volatile in the past. This volatility is often unrelated to the operating performance of particular companies. In the future, our operating results may fall below analysts’ expectations, which could adversely affect the market price of our stock. In the past, following a period of volatility in the market price of a company’s securities, securities class action lawsuits have often been instituted against such companies. If such a lawsuit were brought against us, regardless of its outcome, we would incur substantial costs and our management resources would be diverted in defending such litigation.

Our executive officers and technical personnel are critical to our business, and without them we may not be able to execute our business strategy.

             Our performance depends substantially on the performance of our executive officers and key employees. We are dependent in particular on our Chief Executive Officer, as well as our technical personnel, due to the specialized technical nature of our business. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations and managerial personnel. Competition for qualified personnel in our business areas is intense, and we may not be able to continue to attract and retain qualified executive officers and key personnel necessary to enable our business to succeed. Our product development and marketing functions are largely based in Silicon Valley, a highly competitive marketplace. It is particularly difficult to recruit, relocate, and retain qualified personnel in this geographic area. In addition, if we lose the services of any of our key person nel and are not able to find replacements in a timely manner, our business could be disrupted, other key personnel may decide to leave, and we may incur increased operating expenses in finding and compensating a replacement.

The market for our products is new and rapidly evolving. If we are not able to develop or enhance products to respond to changing market conditions, our revenues will suffer.

             Customer requirements for control network products can change as a result of innovations or changes within the building, industrial, transportation, utility/home and other industries. For example, new or different standards within industry segments may be adopted, giving rise to new customer requirements. These customer requirements may or may not be compatible with our current or future product offerings. Our future success depends in large part on our ability to continue to enhance existing products, lower product cost and develop new products that maintain technological competitiveness. We may not be successful in modifying our products and services to address these requirements and standards. For example, certain of our competitors may develop competing technologies based on Internet Protocols (IP) that may have advantages over our products in remote connection. In addition, from time to time, we have delayed introducing new products beyond our projected shipping date for such products. In each instance, these delays increased our costs and delayed our revenues.

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

             Our sales and marketing operations are located in eight countries. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for 66.4% of our total revenues for the third quarter of 2000 and 60.6% of our total revenues for the same period in 1999, and 65.9% of our total revenues for the nine months ended September 30, 2000 and 62.3% of our total revenues for the same period in 1999. Our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. In addition, we may not be able to maintain or increase the international demand for our products. Additional risks inherent in our international business activities generally include the following:

  currency fluctuations;
  unexpected changes in regulatory requirements, tariffs and other trade barriers;
  costs of localizing products for foreign countries and lack of acceptance of non-local products in foreign countries;
  longer accounts receivable payment cycles;
  difficulties in managing international operations;
  potentially adverse tax consequences, including restrictions on repatriation of earnings; and
  the burdens of complying with a wide variety of foreign laws.

             Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business that we transact in other countries in any quarter, the timing of our revenues and our ability to forecast our projected operating results for such quarter. The portion of our revenues that were conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was 13.5% for the third quarter of 2000 and 9.9% for the same period in 1999, and 11.3% for the nine months ended September 30, 2000 and 9.6% for the same period in 1999. Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The introduction of the Euro as the standard currency in participating European countries may also impact our ability to transact sales in U.S. dollars. We have agreed with EBV, our European distribu t or, that upon notice from EBV, we will sell our products to EBV in Euros rather than U.S. dollars. We do not know when or if EBV will give such notice. If fewer of our sales in Europe are transacted in U.S. dollars, we may experience an increase in currency translation adjustments, particularly as a result of general economic conditions in Europe as a whole. We do not currently engage in currency hedging transactions or otherwise cover our foreign currency exposure.

As a result of our lengthy sales cycle, we have limited ability to forecast the amount and timing of specific sales. If we fail to complete or are delayed in completing transactions, our revenues could vary significantly from period to period.

             The sales cycle between initial customer contact and execution of a contract or license agreement with a customer can vary widely. OEMs typically conduct extensive and lengthy product evaluations before making initial purchases of our products. Subsequent purchases of our products may be delayed by prolonged product development and introduction periods for OEMs. Attendant delays in our sales cycle can result from, among other things, changes in customers’ budgets or in the priority assigned to control network development and the need to educate customers about the potential applications of, and cost savings associated with, our products. We generally have little or no control over these factors, which may cause a potential customer to favor a competitor’s products, or to delay or forgo purchases altogether. Also, there can be long sales cycles between the selection of our products for use by a systems integrator, and the purchase of such products by the systems integrator.

We have limited ability to protect our intellectual property rights.

             Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our intellectual property rights, all of which afford only limited protection. We have 77 issued U.S. patents, 15 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. If any of our patents fail to protect our technology, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as approp riate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. Any of the patents, trademarks, copyrights or intellectual property rights that have been or may be issued or granted to us could be challenged, invalidated or circumvented, and any of the rights granted may not provide protection for our proprietary rights. In addition, there can be no assurance that we have taken or will take all necessary steps to protect our intellectual property rights. Third parties may also independently develop similar technolog y without breach of our trade secrets or other proprietary rights. We have licensed in the past and may license in the future our key technologies to third parties. In addition, the laws of some foreign countries, including several in which we operate or sell our products, do not protect proprietary rights to as great an extent as do the laws of the United States. Certain of our products are licensed under shrink-wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions.

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

             The products that we develop, license and sell may contain errors or failures or may be improperly installed or implemented. Errors or failures may be found in our products, and we may not be able to successfully correct those errors or failures in a timely manner or at all. In addition, our products may not be properly installed or implemented by third parties. In addition, such errors or failures may delay our revenue recognition and divert our engineering resources to correct such defects. We maintain errors and omissions insurance to cover liability associated with our operations but it is possible that such insurance may not be available or may be insufficient in amount to cover any particular claim. Although our agreements with our customers typically contain provisions intended to limit our exposure to potential claims as well as any liabilities arising from such claims, and may in very limited ins tances require that we be named as an additional insured under the insurance policies carried by some of our customers, such contracts and insurance may not effectively protect us against the liabilities and expenses associated with product errors or failures. Accordingly, errors or failures in our products or applications or improper installation or implementation of our products by third parties could harm our operating results. In addition, because of the low cost and interoperable nature of our products, LONWORKS technology could be used in a manner for which it was not intended. As a result, our reputation could be harmed and we might suffer material financial losses.

Regulatory actions could affect our ability to market and sell our products.

             Many of our products and the industries in which they are used are subject to U.S. and foreign regulation. Government regulatory action could greatly reduce the market for our products. For example, the power line medium, which is the communications medium used by some of our products, is subject to special regulations in North America, Europe and Japan. These regulations limit the ability of companies in general to use power lines as a communication medium. In addition, some of our competitors have attempted to use regulatory actions to reduce the market opportunity for some of our products or to increase the market opportunity for the competitors’ products. In the late 1990’s, we experienced efforts by CEMA, a trade association that developed a competing utility/home automation protocol, to persuade the FCC to mandate use of its protocol in analog television and set-top box applications. We we re a petitioner in litigation arising from a related FCC proceeding concerning commercial availability of these “navigation devices.” An appeal under this case was recently decided in favor of the government. We have decided not to seek Supreme Court review. Although these specific FCC and judicial proceedings are not a significant threat to our digital and Internet-based products, existing or future regulations or regulatory actions could adversely affect the market for our products or require us to expend significant management, technical or financial resources.

Voluntary standards that are established in our markets could limit our ability to sell our products and reduce our revenues.

             Standards bodies, which are formal and informal associations that attempt to set voluntary, non-governmental product standards, are influential in many of our target markets. Some of our competitors have attempted to use voluntary standards to reduce the market opportunity for our products, or to increase the market opportunity for the competitors’ products, by lobbying for the adoption of voluntary standards that would exclude or limit the use of our products. We participate in many voluntary standards processes both to avoid adoption of exclusionary standards and to promote voluntary standards for our products. However, we do not have the resources to participate in all voluntary standards processes that may affect our markets. The adoption of voluntary standards that are incompatible with our products or technology could limit the market opportunity for our products.

Our existing stockholders control a significant percentage of our stock, which will limit your ability to influence corporate matters.

             As of October 31, 2000, our directors and executive officers, together with certain entities affiliated with them, beneficially owned 37.4% of our outstanding stock.

             Under the stock purchase agreement with ENEL, which was completed September 11, 2000, ENEL was granted the right to nominate a director to our Board of Directors. In addition, under the terms of the stock purchase agreement, ENEL has agreed to (i) vote (and cause any of its affiliates that own shares of our common stock to vote) all of its shares in favor of the slate of director nominees recommended by the Board of Directors, and (ii) vote (and endeavor to cause any of its affiliates that own shares of our common stock to vote) a number of shares equal to at least that percentage of shares voted by all other stockholders for or against any specified matter, as recommended by the Board of Directors. The specified matters are the election of accountants, the approval of company options plans, and any proposal by any of our stockholders (unless the proposal could be prejudicial to ENEL or the required votin g would interfere with ENEL’s fiduciary duties to its own shareholders).

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

Item 2.   Changes In Securities

             On June 30, 2000, our company entered into a common stock purchase agreement with ENEL S.p.A., an Italian company. Under the stock purchase agreement, ENEL agreed to purchase, for cash, three million newly issued shares of our common stock for a purchase price to be based on the average trading price prior to the closing (subject to a minimum price of $87.3 million and a maximum price of $130.9 million). The closing of this stock purchase occurred on September 11, 2000. Based on the average price of our stock prior to that date, the sale of the three million newly issued shares generated the maximum price of $130.9 million. The sale of the common stock is exempt from registration under U.S. securities laws pursuant to Section 4(2) of the Securities Act of 1933.

             The stock purchase agreement also gives ENEL the right to nominate a director to Echelon’s Board of Directors as long as ENEL owns at least two million shares of our common stock. As a condition to the closing of the stock purchase agreement, our directors agreed to enter into a voting agreement with ENEL in which each of them agreed to vote the shares of our company’s common stock that they beneficially owned or controlled in favor of ENEL’s nominee to our Board of Directors.

Item 3.   Defaults Upon Senior Securities

             None.

Item 4.   Submission Of Matters To A Vote Of Security Holders

             None.

Item 5.   Other Information

             None.

Item 6.   Exhibits and Reports On Form 8-K

        (a)  Exhibits

              3.1  Amended and Restated Certificate of Incorporation

              3.2  Amended and Restated Bylaws

              27.1  Financial data schedule

        (b)  Reports on Form 8-K

              None.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION
Date: November 14, 2000	By:	/s/ Oliver R. Stanfield

Oliver R. Stanfield, Vice President Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)