Form 10-K405
period 2000-12-31
ECHELON CORP
filed 2001-04-02
CIK 31347

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


        For the transition period from _________________ to __________.

                      Commission file number:  000-29748

                              ECHELON CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                77-0203595
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification Number)

                              415 Oakmead Parkway
                         Sunnyvale, California  94086
             (Address of principal executive office and zip code)

                                (408) 938-5200
             (Registrant's telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:  None

 Securities registered pursuant to Section 12(g) of the Act:
                                          Common Stock $0.01 par value

 Name of each exchange which registered:  NASDAQ National Market

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

  The aggregate market value of common stock held by non-affiliates of the registrant as of February 28, 2001 was $424,232,724 (based on the closing sales price of $16.563 per share as reported for the NASDAQ Market System of the National Association of Securities Dealers Automated Quotation System on February 28, 2001). Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock has been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2001, 38,247,380 shares of the registrant's Common Stock were outstanding.
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain sections of the Registrant's proxy statement filed in connection with its annual meeting of stockholders, to be held on June 11, 2001, are incorporated by reference into Part III of this Form 10-K where indicated.

(2)  The table of exhibits filed appears on page 31.


                          FORWARD-LOOKING INFORMATION

     This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future that are forward-looking. These statements include those discussed in Item 1, Business, including "General," "Industry Background," "Our Solution," "Strategy," "Markets, Applications and Customers," "Products and Services" and "Product Development," in Item 2, "Properties," in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, including "Liquidity and Capital Resources," "New Accounting Standards" and "Factors That May Affect Future Results of Operations," and elsewhere in this report. In this report, the words "anticipate," "believe," "expect," "intend," "future," "moving toward" and similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of factors including, but not limited to, those set forth in the section entitled "Factors That May Affect Future Results of Operations" and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ.

                                     PART I


ITEM 1.  BUSINESS

General

  We develop, market and support products and services that allow everyday devices -- such as light switches, washing machines, conveyor belts, thermostats, door locks, motion sensors, air conditioners, pumps, and valves -- to be made "smart" and to communicate with one another and across the Internet. Our products and services are based on our LonWorks(R) technology. Our LonWorks technology is an open standard, meaning that many official standards-making bodies have published industry standards based on all or parts of our technology and that many of our technology patents are broadly licensed without royalties or license fees. Our products and services may be used across many industries to network together everyday devices in homes, buildings, factories and transportation systems. They allow original equipment manufacturers or OEMs, and systems integrators which are specialty contractors that combine products from multiple suppliers into integrated systems, to design and put into service open, interoperable distributed control networks. A control network is a collection of everyday devices that communicate with one another to perform a control application -- from heating, lighting, security, and elevators in buildings, to the brakes in freight trains, to the equipment in sewage treatment plants, to the lights in your home. In an interoperable system, products or subsystems from multiple vendors can be integrated into a unified system without the need to develop custom hardware or software.

  Control systems manage key functions in virtually all types of facilities that affect our daily lives. These functions can be as simple as turning a light on and off and as complex as operating a chemical production line. Traditionally, most commercial control systems have used closed, centrally controlled architectures, which are costly to install, less reliable and difficult to customize. Open control networks are an alternative to the traditional approach of centralized or hard-wired control. Compared with traditional control systems, open control networks reduce life-cycle costs, are more flexible than centralized systems and permit control systems to be comprised of products and services from a variety of vendors. As a result, these open control networks enable new applications while providing improved reliability, serviceability, and functionality.

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

  Our products and services provide the infrastructure and support required to build and implement multi-vendor, open, interoperable networks of everyday devices. Our comprehensive product offerings include transceivers, control modules, routers, network interfaces, development tools, and software tools and toolkits. Our objective is to establish our LonWorks technology and products as a leading solution for networking everyday devices for control applications.

  We market our products and services to OEMs and systems integrators in the building, industrial, transportation, utility/home and other automation markets. We sell primarily through a direct sales force in North America and other countries where we have marketing and sales operations, and expand our direct sales efforts with distributors in Europe, Japan, South America and various Asia Pacific countries. Representative customers include ENEL S.p.A., Bombardier Inc., BOC Edwards, Fuji Electric, Hitachi, Honeywell, Johnson Controls,
Siemens, TAC AB, Invensys Building Systems, and Coactive Networks, Inc.

  We generated our first ever annual profit in 2000 in the amount of $84,000. Our total revenues for 2000 grew to $49.3 million from $39.8 million in 1999, and $32.2 million in 1998. One customer, EBV, the sole independent distributor of our products in Europe, accounted for 26.5% of total revenues for 2000, 27.3% of total revenues for 1999, and 22.6% of total revenues in 1998.

  In the third quarter of 2000, we completed a transaction with ENEL whereby ENEL purchased for cash three million newly issued shares of our common stock for a net purchase price of $130.7 million. In the second quarter of 2000, we entered into a research and development agreement with an affiliate of ENEL, under which we will cooperate with ENEL to integrate our LonWorks system into ENEL's remote metering management project in Italy.

Industry Background

  Control systems manage key functions in a variety of facilities. A common application of a control system is to allow a thermostat to communicate with other equipment in a building to automatically adjust temperature and airflow. In addition to interconnecting and monitoring heating, ventilation and air conditioning, or HVAC, control systems are used in buildings to manage such functions as elevators, lighting, security and access control. In industrial facilities, these systems are used to automate semiconductor manufacturing equipment, oil pumping stations, textile dyeing machinery and hundreds of other applications. In transportation systems, control systems are used to regulate such features as propulsion, braking and heating systems. In electric utility systems, control networks may be used to provide services including remote meter reading, load shedding, and demand side management. In homes, control systems have seen limited use in high-end residences for lighting control, security and other automation applications.

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

  Products for control systems are typically designed and manufactured by OEMs that focus on one or more vertical markets, such as HVAC systems for buildings, or braking control systems for trains. Control systems are typically installed and maintained by systems integrators, and in some instances, by the in-house installation and maintenance divisions of OEMs. Closed, centralized control systems have a number of inherent disadvantages for OEMs, systems integrators and end-users.

  OEMs, as the designers of control systems, and in some instances, as developers of their own protocols, incur significant development and ongoing support expense to implement and maintain their closed systems. In addition, supporting such a closed infrastructure takes valuable resources away from developing competitive applications and limits the OEM's ability to support the product development efforts of third party companies that use open platforms. Finally, centralized systems also risk complete shutdown if the central controller fails.

  For systems integrators, it is typically very costly and time-consuming to install closed, centralized control systems because of the physical task of installing large amounts of wire and conduit to connect each component to one or more central controllers. Once the physical infrastructure is installed, specially-trained and highly-skilled personnel must program, install and "debug" detailed control logic software into the controllers in order to manage the various components. If a facility incorporates control systems from more than one OEM, systems integrators also have to spend considerable time connecting systems that were not designed to operate together, such as HVAC and fire/life/safety systems. This complex process also makes it expensive and time consuming to modify the systems. End-users ultimately must pay for these products and services. However, because it is so costly to install and modify closed, centrally-controlled systems, end-users often cannot acquire new applications at an affordable cost. We believe that these factors have reduced the market opportunity for both OEMs and systems integrators to sell new products, functions and applications to end-users.

  OEMs, systems integrators and end-users are increasingly trying to overcome the limitations of closed, centralized control systems. Just like the computer industry's move away from centralized computing architectures, we believe that across a broad range of control applications, the controls industry is moving away from custom, wiring-intensive and closed interconnection schemes among various system components. We believe that the controls industry is moving towards open, interoperable, distributed architectures in which the control intelligence resides among the sensors and actuators in an intelligent network, rather than in central controllers.

Our Solution

  We develop, market and support a family of hardware and software products and services that allows OEMs and systems integrators to design and implement open, interoperable, distributed control networks. Our networking technology allows intelligence and communications capabilities to be embedded into individual control devices. These devices can be connected together through a variety of communications media such as a twisted pair of wires or data cable, the existing power lines in a facility, or any Internet protocol-based network. The intelligent, networked control devices are then able to communicate with each other to perform the desired control functions. For example, a temperature sensor might detect a change in temperature and send a message over the network that is received and acted upon by other devices that have been configured to accept the message. This eliminates the need for central controllers, significantly reduces wiring costs, increases system reliability, enables the creation of systems that do more, and makes it possible to more easily adapt the systems to the user requirements -- both at the time of initial installation and over the life of the system as the end-users' needs change. In addition, we believe that our products and services create new market opportunities because they allow devices that were previously not part of control systems, such as home appliances, to be cost-effectively made smart networked devices that communicate with one another and across the Internet.

  We offer a comprehensive set of products and services that provide the foundation and support required to build and implement open, interoperable networks of everyday devices using products from multiple vendors for the building, industrial, transportation, utility/home and other automation markets. Our products are based on our LonWorks networking technology, an open, multi-industry standard for networking everyday devices. In a LonWorks control network, everyday devices become smart and can communicate with one another and across the Internet using our LonWorks protocol. Each device in the network contains embedded intelligence that implements the protocol and performs local sensing and control functions. At the core of this embedded intelligence is the Neuron Chip(R), an integrated circuit that we initially designed and is currently sold by Toshiba, and until January 31, 2001, by Motorola. Cypress Semiconductor has announced its intention to provide Neuron Chips. In addition, we offer:

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

  Based on our past experience in implementing our products, we believe that our family of products and services provides the following customer benefits:

 . Installation Cost Savings. LonWorks based open control networks are designed to be less expensive to install than closed, centrally-controlled systems. By replacing individual hard-wired connections with shared network channels, we believe that wiring and conduit material and labor costs can be substantially reduced. By eliminating the need to program and debug complex control logic software, systems can be designed and commissioned more quickly by personnel with less specialized training. In addition, we have designed LonWorks based networks so they do not require expensive, performance-limiting gateways, which are used to enable communication between various systems and to connect control systems from multiple vendors.

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

 . Improved Reliability. In a traditional system that has one central controller, the entire system can fail if that controller fails. However, in a fully distributed LonWorks control network, there is no single point of failure. Typically, the failure of a device on the network only affects a small subset of devices with which it interacts. Unlike devices in a centrally-controlled system, devices in a LonWorks network are "self-aware" and can take appropriate actions, such as returning to default set-points, to adapt to the error condition. In addition, each device in a LonWorks network has built-in processing power, which allows it to keep track of its own status and report problems before they occur.

 . Increased Market Opportunities. We believe that by eliminating high-cost centralized controllers and fostering devices that can work together, LonWorks technology allows both OEMs and systems integrators to create low-cost, customized solutions to satisfy market demands that have not been met by traditional control systems. We believe that new market opportunities are created by allowing devices that were previously not part of control systems, such as home appliances, to be cost-effectively made smart networked devices that communicate with one another and across the Internet.

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

 . Strengthen Our Systems Integrator Distribution Channel. We believe that end-users increasingly prefer multi-vendor control networks in order to decrease life-cycle costs and improve the functionality of their control systems. In order to capitalize on this opportunity, we complement our OEM distribution channel by aggressively targeting independent systems integrators as an additional source to install, configure and maintain highly-functional control networks for end-users. In 1998, to more effectively meet the needs of systems integrators, we began shipping LonPoint(TM) products that provide the infrastructure needed to implement open, interoperable, distributed control networks. We intend to continue promoting the benefits of the LonWorks technology and products to systems integrators and end-users as a means to create stronger demand for our control network solutions.

 . Increase Penetration of Existing Vertical Markets. While our control network products are applicable across a broad range of industries, we intend to continue to focus our marketing efforts on those vertical markets in which we have established a large customer base. These markets include the building, industrial, transportation and utility/home automation industries. We work closely with OEMs and systems integrators in these markets to identify market needs, and target our product development efforts to meet those needs. For instance, in 1997, we began shipping our LNS(TM) network operating system in response to the needs of OEMs for a multi-user platform to install, maintain, monitor and interface with control networks. In addition, we established the LonMark(R) Interoperability Association in May 1994 to facilitate the development and implementation of the LonWorks standard for control networks within various industries. Industry leaders in our targeted markets have announced and currently promote products that conform to this standard. Our agreements with ENEL are an example of an important success in penetrating a new vertical market, the utility industry.

 .  Take Advantage of New Market Opportunities Created by the Integration of
   LonWorks Control Networks with the Internet and Corporate Intranets. We believe that the ability to interact with LonWorks control networks through Internet Protocol networks, including the Internet and corporate intranets, delivers important features to our customers that creates new markets for our products. This ability enables end-users to remotely monitor and manage control networks, to collect and analyze data generated by their control networks, and to deliver new value-added services over the Internet that interact with the everyday devices in LonWorks networks. To meet this market demand, we are developing systems and technology that combine standard data networking and communications protocols with our products and technology. In support of this effort, we entered into strategic agreements with Toshiba and Cisco to develop products that integrate LonWorks control networks with IP networks and began shipping the first product resulting from these efforts, the i.LON(TM) 1000 Internet Server, in the first quarter of 2000.

 . Leverage International Market Opportunities. With sales and marketing operations in nine countries and 66.4% of our total revenues in 2000 attributable to international sales, we have established a significant international presence. We plan to continue to devote significant resources to international sales, marketing and product development efforts to capitalize on markets for control networks outside of the United States. For example, our most popular power line transceiver was designed to meet the requirements imposed by regulators in North America, Europe and Japan, enabling OEMs to leverage their product development programs across these markets.

Working Capital

  In September 2000, we consummated a sale of 3,000,000 shares of our common stock to ENEL. The net proceeds of the sale were about $130.7 million.

  As of December 31, 2000, we had working capital, defined as current assets less current liabilities, of $164.4 million, which was an increase of about $134.1 million compared to working capital of $30.3 million as of December 31, 1999. Cash, cash equivalents and short-term investments increased by $126.5 million in 2000 from 1999 primarily due to the proceeds received in the third quarter of approximately $130.7 million generated from the sale of shares to ENEL.

  As of December 31, 2000, we had cash, cash equivalents and short-term investments of $150.8 million. Cash used in operating activities in 2000 was primarily due to increases in inventory, accounts receivable, other current assets, and other long-term assets, partially offset by an increase in accounts payable and depreciation.

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

 . Industrial Automation. LonWorks control networks are found in semiconductor fabrication plants, gas compressor stations, gasoline tank farms, oil pumping stations, water pumping stations, textile dyeing machinery, pulp and paper processing equipment, automated conveyor systems and many other industrial environments. In such industrial installations, LonWorks networks can replace complex wiring harnesses, reduce installation costs, eliminate expensive programmable logic controllers and distribute control among sensors, actuators and other devices, thereby reducing system costs, improving control and eliminating the problem of a single point of failure, among other things. For example, Edwards, a leading supplier of vacuum pumping systems to the semiconductor industry, is using LonWorks control networks within each pumping station to replace complex wiring used to connect various motors, sensors, actuators and displays. The same control network is extended to connect up to 400 pumping stations together in a semiconductor fabrication plant to form a complete pumping system. Our OEM customers in the industrial automation market include Brooks Instrument, Edwards, Fuji Electric, Hitachi, Lam Research and Red Jacket.

 . Transportation. Our technology is used in important transportation applications, including railcars, light rail, busses, motor coaches, fire trucks, naval vessels and aircraft. LonWorks networks can be used in these transportation systems to improve efficiency, reduce maintenance costs and increase safety and comfort. LonWorks technology is one of the standards by the New York City Transit Authority for the replacement of its subway cars. Key OEMs in the transportation market include Bombardier and New York Air Brake.

 . Utility/Home Automation and Other. While the utility/home networking market for automation and control is still in its infancy, many companies are now selling LonWorks based products for HVAC, lighting, security, utility meters and whole house automation. A number of utility and telecommunications companies located throughout the world, including GTE in the United States and Vattenfall in Europe, have announced residential projects involving LonWorks networks. In May of 2000, ENEL, the Italian utility company, announced it would incorporate LonWorks technology into its digital meter project, Contratore Elettronico. Under this project, ENEL intends to provide digital electricity meters and a complete home networking infrastructure to over 27 million Italian households over a three-year period. Other industries in which LonWorks control networks have been utilized or are being developed for use include telecommunications (including alarm systems for switching equipment) and agriculture (including feeding and watering systems).

Products and Services

  We offer a comprehensive set of over 90 products and services marketed under the LonWorks brand name. These products and services provide the infrastructure and support required to implement and deploy open, interoperable, control network solutions. All of our products either incorporate or operate with the Neuron Chip and/or the LonWorks protocol. While we recommend broad use of several of our products with other products that we offer, there is no inherent requirement for a customer to do so, given our open networking technology. For instance, a customer's product could use a transceiver purchased from a third party which is installed with software that uses our network operating system.

  LonWorks Control and Connectivity Products. This suite of hardware products, some with embedded firmware, serves as the physical interface between the control software that resides on the managed devices and the cabling and wiring infrastructure. These products include a variety of transceivers, control modules, routers, network interface devices, and IP connectivity products. Standard, off-the-shelf LonWorks transceivers and control modules simplify the development of LonWorks nodes, provide the foundation for interoperability and reduce the development cost and time for an OEM's product development. LonWorks routers provide transparent support for multiple media, which makes it possible to signal between different types of media, such as twisted pair, power line, radio frequency, optical fiber and infrared. Routers can also be used to control network traffic and partition sections of the network from traffic in another area, increasing the total throughput and speed of the network. Network interfaces can be used to connect computers to a LonWorks network. Our i.LON 1000 Internet Server, which we began shipping in March of 2000, provides reliable, secure Internet access to the everyday devices in LonWorks networks. Our FTT-10A transceiver product, which permits communication over a twisted pair of wires, generated approximately 28.7% of our revenues during 2000 and 26% of our revenues during 1999. We released the FTT-10A in May of 1997.

  LNS. Our LNS network operating system serves as the platform for installing, maintaining, monitoring and interfacing with control networks. The LNS family of products adds the power of client-server architecture and component-based software design into control systems and allows tools from multiple vendors to work together. The most recent release of LNS is version 3.0, which we began shipping in September of 2000.

  The LonMaker(TM) for Windows tool, built on the LNS network operating system and the Visio technical drawing package, gives users a familiar, CAD-like environment in which to design their network's control system. The graphical nature of the LonMaker tool provides an intuitive interface for designing, installing and maintaining multi-vendor, open, interoperable LonWorks control networks. LNS also allows multiple users, each running their own copy of LonMaker for Windows or other LNS based tools, to utilize the system in parallel, thereby streamlining the design and commissioning process, and facilitating future adds, moves and changes. We first shipped LonMaker for Windows release 1.0 in June 1998. Our current version, release 3.0, began shipping in September of 2000.

  LonPoint Products. Our LonPoint products provide infrastructure for open, interoperable, distributed control networks. LonPoint products include the following:

 . interface modules which convert a variety of legacy digital and analog sensors and actuators into intelligent and interoperable LonWorks devices;

 .  routers which provide transparent connectivity and intelligent message passing between various combinations of standard LonWorks media; and . scheduler and data logging modules, which provide system timekeeping, state coordination, and distributed data storage.

  LonPoint products are installed using the LonMaker for Windows tool and include LNS software plug-ins that provide end-users with a customized configuration view of each LonPoint module, thereby reducing the time and training required to configure LonPoint interface modules.

  Development Tools. We provide development tools that are used by an OEM to design LonWorks technology into the OEM's products. The LonBuilder(R) Developer's Workbench integrates a complete set of tools for developing LonWorks based control networks. These tools include an environment for developing and debugging applications at multiple nodes, a network manager to install and configure these nodes, and a protocol analyzer to examine network traffic to ensure adequate capacity and to debug errors. Our most recent release of this product is version 3.01, which we first shipped in July 1996.

  The NodeBuilder(R) development tool is designed to make it easy for OEMs to develop and test individual LonWorks nodes. It uses a familiar Windows based development environment with easy-to-use on line help. The NodeBuilder tool can complement the development capabilities of the LonBuilder Developer's Workbench, since the NodeBuilder tool can be used to develop individual nodes that are then integrated and tested as a system using the LonBuilder tool. Our most recent release of the NodeBuilder development tool is version 1.5, which we first shipped in August 1996.

  Training and Support. We conduct a variety of technical training courses covering our LonWorks network technology and products. These courses are designed to provide hands-on, in-depth and practical experience that can be used immediately by OEMs and systems integrators using LonWorks systems. We also offer technical support to our customers on a per-incident and annual contract basis. We provide these support services to resolve customers' technical problems on a timely basis, ensure that our products will be used properly and to shorten the time required for the customers to develop products that use our technology. As of February 28, 2001, we had 15 employees in the United States, Japan, China and the United Kingdom engaged in training and support.

  Our product revenues for 2000 grew to $47.3 million from $37.5 million in 1999, and $29.2 million in 1998.

Sales and Marketing

  We market and sell our products and services to OEMs and increasingly to systems integrators to promote the widespread use of our LonWorks technology. In addition, we believe that awareness of the benefits of LonWorks networks among end-users will increase demand "pull" for our products.

  In North America, we sell our products through a direct sales organization. Outside the United States, direct sales, applications engineering and customer support are conducted through our offices in China, France, Germany, Italy, Japan, the Netherlands, South Korea, and the United Kingdom. Each of these offices is staffed primarily with local employees. We support our worldwide sales personnel with application engineers and technical and industry experts working in our headquarters. We also leverage our selling efforts through the use of an in-house telephone sales staff. Internationally, we support our direct sales with the use of distributors who tend to specialize in certain geographical markets. We sell our products in Europe principally through EBV, our sole independent European distributor, and through our direct sales force. We rely solely on distributors in certain markets in the Asia Pacific region, including Australia and Taiwan, and in Latin America, through our distributor in Argentina. International sales, which include both export sales and sales by international subsidiaries, accounted for 66.4% of our total revenues for 2000, 62.4% of our total revenues for 1999, and 55.4% of our total revenues for 1998.

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

  The LonMark Interoperability Association and the LonWorld(TM) Conference and Exhibition assist our marketing efforts. We formed the LonMark Interoperability Association in May 1994 and as of February 28, 2001 it has about 290 members. This Association makes technical recommendations for interoperable use of LonWorks technology and promotes the use of open control networks based on the LonMark standard. The purpose of the LonWorld Conference and Exhibition is to provide a forum in which parties can share recent information concerning LonWorks technology and applications, build alliances and support the LonWorks standard for control networking. During 2000, meetings held in Europe and Asia, as well as our LonWorld2000 Conference and Exhibition held in Orlando, Florida, drew more than 4,000 participants.

Strategic Alliances

  Neuron Chips, which are important components used by our customers in control network nodes, are currently manufactured and distributed by Toshiba and, in the future, by Cypress Semiconductor. Motorola also manufactured and distributed Neuron Chips until January 31, 2001. We have entered into licensing agreements with each of Cypress Semiconductor and Toshiba, and until January 31, 2001, with Motorola. Among other things, the agreements grant Cypress and Toshiba the worldwide right to manufacture and distribute Neuron Chips using technology licensed from us and require us to provide support and unspecified updates to the licensed technology over the terms of the agreements. We had a similar agreement with Motorola, which expired in January 2001. The Cypress agreement expires in April 2009 and the Toshiba agreement expires in January 2010. Motorola discontinued manufacturing and distribution of Neuron Chips after January 31, 2001. While we developed the first version of the Neuron Chip, Motorola and Toshiba subsequently have developed (and we expect Cypress to develop) improved, lower-cost versions of the Neuron Chip that are presently utilized in products developed and sold by us and our customers.

  We have an agreement with Cisco to develop products that simplify enterprise-wide integration of LonWorks control and Internet protocol data networks. The first product developed under this alliance was the i.LON 1000 Internet Server, which began shipping in March of 2000.

  In October of 2000, we entered into a cross-licensing agreement with Sun Microsystems ("Sun") under which Sun has the right to distribute connectivity software for LonWorks networks as part of Sun's Java Embedded Server(TM) (JES(TM)) product, which is a software product targeted at companies that make broadband modems, set top boxes, game consoles, and other types of home and office Internet gateways. The first Sun product to offer LonWorks connectivity is expected to ship in late 2001.

Product Development

  Our future success depends in large part on our ability to enhance existing products, reduce product cost and develop new products that maintain technological competitiveness. We have made and intend to continue to make substantial investments in product development. We continue to make significant engineering investments in bringing our LNS network operating system, control and connectivity products and development tools to market. Extensive product development input is obtained from customers and by monitoring end-user needs and changes in the marketplace.

  Our total expenses for product development were $11.2 million for 2000, $9.2 million for 1999 and $7.6 million for 1998. We anticipate that we will continue to commit substantial resources to product development in the future and that product development expenses may increase in the future. To date, we have not recorded any capitalized software development costs from our development efforts. As of February 28, 2001, we had 78 employees in our product development organization.

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


 .  our customer service and support;
 .  our product reputation, quality and performance; and

 . the price and features of our products such as adaptability, scalability, the ability to integrate with other products, functionality, and ease of use.

  In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. Our competitors include some of the largest companies in the electronics industry, such as Siemens in the building and industrial automation industries, Allen-Bradley, a subsidiary of Rockwell, and Group Schneider in the industrial automation industry, and Microsoft. Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition and broader product offerings. As a result, these competitors may be able to devote greater resources to the development, marketing and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufacture and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Most recently, Microsoft has announced a specification that it refers to as SCP (Simple Control Protocol) which is targeted at the networking of everyday devices. Microsoft has announced its intention to focus this capability on home networking applications. Products from emerging companies such as emWare could also compete with our products, especially in the utility/home market. Even if we believe that the products offered by some of these companies do not provide the robust and open networking solutions offered by LonWorks networks, we would be required to educate our customers about what we believe are the potential long-term cost and functionality problems inherent in such alternative solutions. However, our customers may believe that these alternative products are satisfactory for their needs.

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

Manufacturing

  Our manufacturing strategy is to outsource production to third parties where it is more cost-effective and to limit our internal manufacturing to such tasks as quality inspection, system integration, testing and order fulfillment. We maintain manufacturing agreements with Cypress and Toshiba, and until January 31, 2001 with Motorola, related to the Neuron Chip. Additionally, for most of our products requiring assembly, we use contract electronic manufacturers including Able Electronics, Transpower Technologies, Escatec Electronics and muRata Electronics. These contract electronic manufacturers procure material and assemble, test and inspect the final products to our specifications.

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

Proprietary Rights

  We are the owner of numerous patents, trademarks and logos. As of February 28, 2001, we had received 78 United States patents, and had 14 patent applications pending. Some of these patents have also been granted in selected foreign countries. Many of the specific patents that are fundamental to LonWorks technology have been licensed to our customers with no license fee or royalties. The principal value of the remaining patents relates to our specific implementation of our products.

  We hold several registered trademarks in the United States, including Echelon, LonBuilder, LonMark, LonTalk, LonWorks, Neuron and NodeBuilder. We have also registered some of our trademarks and logos in foreign countries.

Employees

  As of February 28, 2001, we had 206 employees worldwide, of which 78 were in product development, 26 were in operations, 58 were in sales and marketing, 15 were in customer support and training and 29 were in general and administrative. About 151 employees are located at our headquarters in California. We have employees in nine countries worldwide, with the largest concentrations outside the United States in Japan, the Netherlands, Germany and the United Kingdom. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with employees to be good.

Executive Officers of the Registrant

  M. Kenneth Oshman has been our President and Chief Executive Officer since December 1988 (age 60). Mr. Oshman, with three associates, founded ROLM Corporation, a telecommunications equipment company, in 1969. He was Chief Executive Officer, President, and a director at ROLM from its founding until its merger with IBM in 1984. Following the merger, he became a Vice President of IBM and a member of the Corporate Management Board. He remained in that position until he left IBM in 1986. Prior to founding ROLM, Mr. Oshman was a member of the technical staff at Sylvania Electric Products from 1963 to 1969. In addition to his responsibilities at our company, Mr. Oshman serves as a director of Sun Microsystems and Knight-Ridder. Mr. Oshman earned B.A. and B.S.E.E. degrees from Rice University and M.S. and Ph.D. degrees in Electrical Engineering at Stanford University.

  Frederik Bruggink has been Vice President, Europe, Middle East and Africa, since April 1996 (age 45). Mr. Bruggink joined our company from Banyan Systems, where he was Vice President, Europe. From 1985 to 1993, Mr. Bruggink held several positions at Stratus Computer, including General Manager positions for Holland, Benelux, and Northern Europe. His last position at Stratus was Vice President, Northern Europe (including Germany). Prior to joining Stratus, he held sales positions at Burroughs Computers. Mr. Bruggink attended the University of Leiden.

  Lawrence Y.H. Chan joined our company in April 1997 as Vice President of Asia Pacific and Japan and is based in Hong Kong (age 50). Prior to joining our company, Mr. Chan was Vice President of Asia Pacific and Japan for Banyan Systems. Prior to that, he held management positions at Stratus Computer, both in the U.S. and the Far East. Prior to joining Stratus, he held positions with ComputerVision, Oriental Data Systems, Ltd., Hong Kong Terminals, John Swire and Sons, Ltd., Kowloon Container Terminals Ltd. and NCR Hong Kong Ltd. Mr. Chan was educated at Hong Kong Technical College and the University of Hong Kong. He is a Chartered Information Systems Practitioner and Corporate Member of the British Computer Society.

  Peter A. Mehring has been Vice President, Engineering since March 1998 (age
39). From January 1996 to March 1998, Mr. Mehring held a variety of positions at Umax Computer Corporation where he was a Founder, General Manager, and Vice President of Research and Development. Prior to joining Umax, Mr. Mehring held engineering management positions at Radius, Power Computing Corporation, Sun Microsystems, and Wang Laboratories. Mr. Mehring received a B.S. degree in Electrical Engineering from Tufts University, Massachusetts.

  Jerry Rulli has been Vice President of Americas since February 2000 (age 44). Mr. Rulli joined our company from Framework Technologies, where he was Vice President of Sales. Prior to joining Framework Technologies, Mr. Rulli was the Vice President of Sales at Bright Tiger Technologies. From March 1990 to June 1997, Mr. Rulli held a variety of sales management positions at Banyan Systems, including Vice President of Sales and Business Development for Banyan's worldwide Internet subsidiary company, Switchboard, Inc. Mr. Rulli received a B.S. degree in Political Science and Sociology from the University of Wisconsin, River Falls.

   Oliver R. Stanfield has been our Vice President of Finance & Chief Financial Officer since March 1989 (age 52). Mr. Stanfield joined our company from ROLM, where he served in several positions since 1980, including Director of Pricing; Vice President, Plans and Controls; Vice President, Business Planning; Vice President, Financial Planning and Analysis; Treasurer; and Controller, Mil Spec Division. Prior to joining ROLM, Mr. Stanfield worked for ITEL Corporation, Computer Automation and Rockwell International. Mr. Stanfield began his business career with Ford Motor Company in 1969 in various accounting positions while completing a B.S. in Business Administration and an M.B.A. degree from the University of Southern California.

  Thad H. Starkey has been our Vice President of Operations since January 1999 (age 41). From March 1994 through December 1998, Mr. Starkey was our Director of Materials/Production and was recently the project manager of the Oracle ERP system implementation. Mr. Starkey joined our company from Capetronic Corporation where he was Director of Materials specializing in far east sourcing, new product introduction and worldwide distribution. Prior to Capetronic, Mr. Starkey worked at Unisys and Bendix Aerospace. Mr. Starkey received a B.S. degree in Management from Alfred University.

  Beatrice Yormark has been our Vice President of Marketing and Sales since January 1990 (age 56). Ms. Yormark joined our company from Connect, Inc., an on-line information services company, where she was the Chief Operating Officer. Before joining Connect, Ms. Yormark held a variety of positions, including Executive Director of Systems Engineering for Telaction Corporation, Director in the role of Partner at Coopers & Lybrand, Vice President of Sales at INTERACTIVE Systems Corporation, and various staff positions at the Rand Corporation. Ms. Yormark received a B.S. degree in Mathematics from City College of New York and an M.S. degree in Computer Science from Purdue University.

ITEM 2. PROPERTIES

  We leased two buildings representing about 55,000 square feet of office, manufacturing and distribution facilities in Palo Alto, California under two leases that expired on March 31 and June 30, 2000. During the first six months of 2000, we temporarily moved our activities to a 60,000 square foot leased facility in Sunnyvale, California. The aggregate rental expense under these three leases was about $1.1 million during 2000. We also lease office space for our sales and marketing employees in China, France, Germany, Italy, Japan, the Netherlands, South Korea and the United Kingdom. The aggregate rental expense for such office space was about $404,000 during 2000.

  In the fourth quarter of 1999, our Board of Directors approved a relocation plan to exit the Palo Alto leased facilities and relocate to a new leased facility in San Jose, California. Our new corporate headquarters building, to be located in San Jose, is currently under construction and is scheduled for completion by July 2001. This lease requires minimum rental payments for ten years and a $3 million security deposit which we paid in July 2000.
Construction on a second building to be located next to the main headquarters building will begin later in 2001, with an estimated completion date of November 2002. This lease also requires minimum rental payments for ten years and a $5 million security deposit to be paid in $2,500,000 installments in April 2001 and July 2001.

ITEM 3. LEGAL PROCEEDINGS

  On July 19, 2000, an individual, Kathleen Calabrese, brought suit against our company by adding our company to one of five defendants in her amended complaint filed in the Federal District Court for the Northern District of Illinois. Calabrese sued for alleged direct and indirect infringement of a recently
expired patent claiming a data relay system.   Management believed that we did
not infringe the patent. We reached a settlement agreement with Calabrese on March 26, 2001, pursuant to which we would pay Calabrese $475,000 in full settlement of all her claims against our company. As part of the settlement, Calabrese released and discharged us, our customers, our distributors and users of our products, and any third party manufacturers, distributors, system integrators and users of products incorporated in LonWorks networks, of any claims related to the patent in question. We also released and discharged any claims we may have against Calabrese related to the patent in question.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2000.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

  Our common stock is traded on the Nasdaq National Market under the symbol "ELON." We began trading on Nasdaq on July 28, 1998, the date of our initial public offering. The following table sets forth, for the quarter indicated, the high and low sales price per share of our common stock as reported on the Nasdaq National Market.

                                                                          Price Range
                                                                     ---------------------
Year Ended December 31, 2000                                          High            Low
----------------------------                                          ----            ----
      Fourth quarter                                                $ 39.25         $14.75
      Third quarter                                                   62.31          29.00
      Second quarter                                                  77.56          21.38
      First quarter                                                  113.00          15.63

Year Ended December 31, 1999                                          High            Low
----------------------------                                          ----            ----
      Fourth quarter                                                $ 15.69         $ 6.88
      Third quarter                                                    8.31           6.00
      Second quarter                                                  12.81           6.88
      First quarter                                                   19.75           3.75

  As of February 28, 2001, there were about 521 stockholders of record. Because many shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

  We have never paid dividends on our capital stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

Stock Purchase Agreement

  On June 30, 2000, our company entered into a common stock purchase agreement with ENEL. Under the stock purchase agreement, ENEL agreed to purchase, for cash, three million newly issued shares of our common stock for a purchase price to be based on the average trading price prior to the closing (subject to a minimum price of $87.3 million and a maximum price of $130.9 million). The closing of this stock purchase occurred on September 11, 2000. Based on the average price of our stock prior to that date, the sale of the three million newly issued shares generated the maximum price of $130.9 million. The sale of the common stock is exempt from registration under U.S. securities laws pursuant to Section 4(2) of the Securities Act of 1933 and was made without solicitation and advertising.

  The stock purchase agreement also gives ENEL the right to nominate a director to Echelon's Board of Directors as long as ENEL owns at least two million shares of our common stock. As a condition to the closing of the stock purchase agreement, our directors agreed to enter into a voting agreement with ENEL in which each of them agreed to vote the shares of our company's common stock that they beneficially owned or controlled in favor of ENEL's nominee to our Board of Directors.

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


                                                                                 Year Ended December 31,
                                                              ---------------------------------------------------------------
                                                                  2000           1999         1998         1997          1996
                                                              --------        -------      -------      -------      --------
Consolidated Statement of Operations Data:................                (in thousands, except per share data)
Revenues:
 Product  ................................................    $ 47,261        $37,546      $29,163      $24,665      $ 20,708
 Service  ................................................       2,038          2,220        3,038        3,637         3,282
                                                              --------        -------      -------      -------      --------
  Total revenues  ........................................      49,299         39,766       32,201       28,302        23,990

Cost of revenues:
 Cost of product  ........................................      18,225         14,297       12,784       11,761        10,761
 Cost of service  ........................................       2,017          1,529        1,836        1,810         1,142
                                                              --------        -------      -------      -------      --------
  Total cost of revenues  ................................      20,242         15,826       14,620       13,571        11,903
                                                              --------        -------      -------      -------      --------

  Gross profit  ..........................................      29,057         23,940       17,581       14,731        12,087
                                                              --------        -------      -------      -------      --------

Operating expenses:
 Product development  ....................................      11,159          9,214        7,564        7,121         7,526
 Sales and marketing  ....................................      15,949         15,152       12,535       12,128        11,577
 General and administrative  .............................       5,787          4,101        4,119        4,004         3,921
 Non-recurring charge/(benefit)  .........................         (48)           549           --           --            --
                                                              --------        -------      -------      -------      --------
  Total operating expenses  ..............................      32,847         29,016       24,218       23,253        23,024
                                                              --------        -------      -------      -------      --------

  Loss from operations  ..................................      (3,790)        (5,076)      (6,637)      (8,522)      (10,937)
 Interest and other income, net  .........................       4,019          1,355          945          497           373
                                                              --------        -------      -------      -------      --------
  Income/(loss) before provision for income taxes  .......         229         (3,721)      (5,692)      (8,025)      (10,564)
 Provision for income taxes  .............................         145            186          159          189           152
                                                              --------        -------      -------      -------      --------
 Net income/(loss)  ......................................    $     84        $(3,907)     $(5,851)     $(8,214)     $(10,716)
                                                              ========        =======      =======      =======      ========
 Income/(loss) per share (1):
  Basic  .................................................    $   0.00        $ (0.12)     $ (0.24)     $ (0.44)     $  (0.62)
                                                              ========        =======      =======      =======      ========
  Diluted  ...............................................    $   0.00        $ (0.12)     $ (0.24)     $ (0.44)     $  (0.62)
                                                              ========        =======      =======      =======      ========
  Pro forma basic ........................................                                 $ (0.20)     $ (0.32)
                                                                                           =======      =======

 Shares used in per share calculation (1):
  Basic ..................................................      35,222         32,910       24,845       18,603        17,354
                                                              ========        =======      =======      =======      ========
  Diluted  ...............................................      39,734         32,910       24,845       18,603        17,354
                                                              ========        =======      =======      =======      ========
  Pro forma basic  .......................................                                  29,405       25,756
                                                                                           =======      =======

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments  .......    $150,793        $24,304      $29,053      $ 7,853      $  8,051
Working capital...........................................     164,377         30,290       33,733        8,883         7,905
Total assets..............................................     175,676         39,711       41,950       16,816        15,855
Total stockholders' equity................................     168,761         32,938       35,786        8,800         7,138

(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing basic net income/(loss) per share, diluted net income/(loss) per share, and pro forma basic net loss per share.

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

  We market our products and services in North America, Europe, Japan, South America and selected Asia-Pacific countries through a direct sales organization augmented with the use of third-party distributors and systems integrators. International sales, which include both export sales and sales by international subsidiaries, accounted for 66.4% of our total revenues for 2000, 62.4% of our total revenues for 1999, and 55.4% of our total revenues for 1998. The percentage of our revenues denominated in currencies other than the U.S. dollar, principally the Japanese Yen, was 12.1% in 2000, 10.8% in 1999, and 9.1% in 1998. However, this percentage may increase over time as we respond to market requirements to sell our products and services in local currencies, such as the Euro. As a result, our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. We expect that international sales will continue to constitute a significant portion of total revenues.

  We derive our revenues primarily from the sale and licensing of our products and, to a lesser extent, from fees associated with training and technical support offered to our customers. Our product revenues consist of revenues from sales of transceivers, control modules, routers, network interface devices and development tools and from licenses of network services software products. We have not had significant revenues from software licensing arrangements to date. Our service revenues consist of product support (including software post-contract support services) and training. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations. For hardware sales, including sales to distributors, these criteria are generally met at the time of shipment to the customer. For software sales, these criteria are generally met upon shipment to the final end-user. We record estimated reserves for warranty costs as well as for sales returns and allowances related to anticipated return of products sold to distributors with limited rights of return, at the time we sell the products. We generally have not had any significant post-delivery obligations associated with the sale of our products. We recognize service revenues as we perform the services, or ratably over the term of the support period.

  Although we generated our first ever annual profit in 2000 in the amount of $84,000, we have incurred net losses in all other years since our inception. We may not be able to sustain this profitability on a quarterly or annual basis. We plan to continue to invest heavily in product development to implement open control networks. Our development projects include the development of hardware and software products to support ENEL's program, development of transceivers, control modules, routers, network interface devices, network management software, development tools, and the i.LON 1000 Internet Server. Furthermore, because our strategy depends significantly on achieving broad adoption of our LonWorks technology across many industries worldwide, we plan to continue to invest heavily in selling and marketing to promote our products. We currently believe it is unlikely that our future rate of growth of product development, sales and marketing expenses will fall below their historical levels. As a result, we will need to significantly increase revenues over historical levels to sustain profitability in the future. Although our revenues have grown sequentially year over year, we cannot be certain that this growth will continue at the same rate, or that our revenues will not decline on a year over year basis.

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

                             Results of Operations


  The following table shows the percentage of total revenues represented by each item in our Consolidated Statements of Operations for 2000, 1999, and 1998:

                                                                                Year Ended December 31,
                                                                        --------------------------------------
                                                                          2000            1999            1998
                                                                         -----          ------          ------
Revenues:
  Product  ...................................................            95.9%           94.4%           90.6%
  Service  ...................................................             4.1             5.6             9.4
                                                                         -----          ------          ------
    Total revenues  ..........................................           100.0           100.0           100.0
Cost of revenues:
  Cost of product  ...........................................            37.0            36.0            39.7
  Cost of service  ...........................................             4.1             3.8             5.7
                                                                         -----          ------          ------
    Total cost of revenues  ..................................            41.1            39.8            45.4
                                                                         -----          ------          ------
    Gross profit  ............................................            58.9            60.2            54.6
                                                                         -----          ------          ------
Operating expenses:
  Product development  .......................................            22.6            23.2            23.5
  Sales and marketing  .......................................            32.4            38.1            38.9
  General and administrative  ................................            11.7            10.3            12.8
  Non-recurring charge/(benefit)  ............................            (0.1)            1.4              --
                                                                         -----          ------          ------
    Total operating expenses  ................................            66.6            73.0            75.2
                                                                         -----          ------          ------
    Loss from operations  ....................................            (7.7)          (12.8)          (20.6)
  Interest and other income, net  ............................             8.2             3.4             2.9
                                                                         -----          ------          ------
    Income/(loss) before provision for income taxes  .........             0.5            (9.4)          (17.7)
         Provision for income taxes  .........................             0.3             0.4             0.5
                                                                         -----          ------          ------
  Net income/(loss)  .........................................             0.2%           (9.8)%         (18.2)%
                                                                         =====          ======          ======

Comparison of Years Ended December 31, 2000 and 1999

Revenues

  Total revenues for 2000 grew to $49.3 million from $39.8 million in 1999. One customer, EBV, the sole independent distributor of our products in Europe, accounted for 26.5% of total revenues for 2000 and 27.3% of total revenues for 1999.

  Product. Product revenues for 2000 grew to $47.3 million from $37.5 million in 1999. The 25.9% increase in product revenues was primarily a result of increasing sales of control and connectivity, network services, and LonPoint products, as well as the revenue generated from the sales of the new i.LON 1000 Internet Servers.

  Service. Service revenues for 2000 decreased to $2.0 million from $2.2 million in 1999. The 8.2% decrease in service revenues between the years was primarily due to reduced customer support revenues, partially offset by a slight increase in training revenue.

Cost of Revenues

  Cost of product. Cost of product revenue consists of costs associated with the purchase of components and subassemblies, as well as allocated labor, overhead and manufacturing variances associated with the packaging, preparation and shipment of products. Cost of product revenues for 2000 increased to $18.2 million from $14.3 million in 1999. These costs represented a product gross margin of 61.4% in 2000 and 61.9% in 1999. The slight decrease in product gross margin percentages was due to the different mix of product sold in each year.

  Cost of service. Cost of service revenue consists of employee-related costs as well as direct costs incurred in providing training and customer support services. Cost of service revenue for 2000 was $2.0 million compared to $1.5 million in 1999. These costs represented service gross margins of 1.0% in 2000 and 31.1% in 1999. The decrease in service gross margin percentage in 2000 compared to 1999 was primarily due to a decrease in customer support revenue and increased personnel costs partially offset by a slight increase in training revenue.

Operating Expenses

  Product development. Product development expenses consist primarily of payroll and related expenses, expensed material and facility costs associated with the development of new technologies and products. Product development expenses for 2000 increased to $11.2 million from $9.2 million in 1999. These expenses represented 22.6% of total revenues in 2000 and 23.2% of total revenues in 1999. The increase in spending was primarily the result of increased salaries and other costs related to the hiring of additional engineering personnel as well as increased consulting fees paid to third party service providers who support the development of new and existing products.

  Sales and marketing. Sales and marketing expenses consist primarily of payroll and related expenses including commissions to sales personnel, travel and entertainment, advertising and product promotion and facilities costs associated with our sales and support offices. Sales and marketing expenses for 2000 increased to $15.9 million from $15.2 million in 1999. These expenses represented 32.4% of total revenues in 2000 and 38.1% of total revenues in 1999. The increase in selling costs in 2000 was primarily the result of increased worldwide personnel expenses, including new employees in the sales and marketing areas as well as increased commissions related to increased revenues.

  General and administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expense for 2000 increased to $5.8 million from $4.1 million in 1999. These expenses represented 11.7% of total revenues in 2000 and 10.3% of total revenues in 1999. The increase in general and administrative expenses was due to increased personnel and shareholder communication costs, increased legal defense fees associated with a patent infringement lawsuit brought against us, as well as one-time internal costs associated with the negotiation of the Research & Development and stock purchase agreements with ENEL and its subsidiary, ENEL Distribuzione, S.p.A., in the second quarter of 2000.

  Non-recurring charge. In the fourth quarter of 1999, our Board of Directors approved a relocation plan to exit our previous Palo Alto, California leased facilities and relocate to a new leased facility in San Jose, California.
During the first two quarters of 2000, we temporarily moved our operations from Palo Alto to a facility in Sunnyvale, California. In July 2001, we plan to relocate to our new corporate headquarters in San Jose. As a result of vacating the Palo Alto facility, we recorded $549,000, which was charged as an expense in 1999 and was paid over the remaining lease term through June 30, 2000. In the second quarter of 2000, we recorded a reversal of the excess of the estimate over the actual expenditures for the non-recurring charge of $48,000.

Interest and other income, net

  Interest and other income, net, primarily reflects interest earned on our cash and short-term investment balances. Interest and other income, net for 2000 increased to $4.0 million from $1.4 million in 1999. This was primarily due to the investment late in the third quarter of approximately $130.7 million generated from the sale of 3,000,000 shares of common stock to ENEL. To a lesser extent, a slightly higher average yield on our short-term investment portfolio also contributed to the increase.

Provision for income taxes

  The provision for income taxes relates to state and foreign taxes. We have provided current taxes for various state minimum taxes. The state taxes provided were $28,000 for 2000 and $25,000 for 1999. The foreign taxes relate to taxes provided for certain profitable foreign subsidiaries. The foreign taxes provided were $117,000 for 2000 and $161,000 for 1999.

Comparison of Years Ended December 31, 1999 and 1998

Revenues

  Total revenues for 1999 grew to $39.8 million from $32.2 million in 1998. One customer, EBV, accounted for 27.3% of total revenues in 1999 and 22.6% of total revenues for 1998.

  Product. Product revenues for 1999 grew to $37.5 million from $29.2 million in 1998. The 28.7% increase in product revenues was primarily a result of increasing sales of control and connectivity, LonPoint products and network service products, only slightly offset by the decrease in sales of our development tools products.

  Service. Service revenues for 1999 decreased to $2.2 million from $3.0 million in 1998. The 26.9% decrease in service revenues between the years was due to reduced customer support revenues resulting from a change in our product offerings between the two years as well as a restructure in support pricing options offered to customers, partially offset by an increase in training revenue.

Cost of Revenues

  Cost of product. Cost of product revenue for 1999 increased to $14.3 million from $12.8 million in 1998. These costs represented a product gross margin of 61.9% in 1999 and 56.2% in 1998. The increase in product gross margin percentages was due to cost reductions of several of our control and connectivity products as well as an increase in the sales volume of our higher margin network services products.

  Cost of service. Cost of service revenue for 1999 was $1.5 million compared to $1.8 million in 1998. These costs represented service gross margins of 31.1% in 1999 and 39.6% in 1998. The decrease in service gross margin percentage in 1999 compared to 1998 was primarily due to the decline in service revenues not offset by a similar decline in service costs.

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

  Non-recurring charge. The non-recurring charge of $549,000 for 1999 relates to the exit from our Palo Alto leased facility as a result of the planned move to a temporary facility in Sunnyvale, California. As a result of vacating the Palo Alto facility, we recorded an expense of $549,000 to be paid over the remaining lease term for that facility which expired June 30, 2000.

Interest and other income, net

  Interest and other income, net for 1999 increased to $1.4 million from $945,000 in 1998. The increase in 1999 was primarily due to the higher average cash and short-term investment balance throughout the entire year compared to 1998 which did not reflect higher balances until receipt of the cash proceeds from our initial public offering at the end of July 1998.

Provision for income taxes

  The provision for income taxes relates to state and foreign taxes. We have provided current taxes for various state minimum taxes. The state taxes provided were $25,000 for 1999 and $23,000 for 1998. The foreign taxes relate to taxes provided for certain profitable foreign subsidiaries. The foreign taxes provided were $161,000 for 1999 and $136,000 for 1998.

Selected Quarterly Results of Operations

  The following tables set forth certain consolidated statement of operations data for each of the quarters in 2000 and 1999, as well as the percentage of our net revenues represented by each item. This information has been derived from our unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes appearing elsewhere in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

                                                                                     Quarter Ended
                                                                                     -------------
                                                       Q400      Q300      Q200      Q100      Q499      Q399      Q299      Q199
                                                     --------  --------  --------  --------  --------  --------  --------  --------
Revenues:
 Product  .........................................  $12,483   $11,738   $12,100   $10,940   $10,881   $ 9,301   $ 9,191   $ 8,173
 Service  .........................................      493       491       551       503       521       473       591       635
                                                     -------   -------   -------   -------   -------   -------   -------   -------
  Total revenues  .................................   12,976    12,229    12,651    11,443    11,402     9,774     9,782     8,808
                                                     -------   -------   -------   -------   -------   -------   -------   -------
Cost of revenues:
 Cost of product  .................................    5,137     4,433     4,371     4,284     3,911     3,473     3,588     3,325
 Cost of service  .................................      565       422       548       482       363       387       399       380
                                                     -------   -------   -------   -------   -------   -------   -------   -------
  Total cost of revenues  .........................    5,702     4,855     4,919     4,766     4,274     3,860     3,987     3,705
                                                     -------   -------   -------   -------   -------   -------   -------   -------
  Gross profit  ...................................    7,274     7,374     7,732     6,677     7,128     5,914     5,795     5,103
                                                     -------   -------   -------   -------   -------   -------   -------   -------
Operating expenses:
 Product development  .............................    3,018     2,866     2,912     2,363     2,360     2,227     2,187     2,440
 Sales and marketing  .............................    3,901     3,808     4,162     4,078     4,354     3,705     3,593     3,500
 General and administrative  ......................    1,750     1,360     1,508     1,169       966     1,035     1,061     1,039
 Non-recurring charge/(benefit)  ..................       --        --       (48)       --       549        --        --        --
                                                     -------   -------   -------   -------   -------   -------   -------   -------
  Total operating expenses  .......................    8,669     8,034     8,534     7,610     8,229     6,967     6,841     6,979
                                                     -------   -------   -------   -------   -------   -------   -------   -------
  Loss from operations  ...........................   (1,395)     (660)     (802)     (933)   (1,101)   (1,053)   (1,046)   (1,876)
 Interest and other income, net  ..................    2,541       826       330       322       310       352       331       362
                                                     -------   -------   -------   -------   -------   -------   -------   -------
  Income/(loss) before provision for income taxes..    1,146       166      (472)     (611)     (791)     (701)     (715)   (1,514)
Provision for income taxes  .......................       31        38        36        40        56        42        29        59
                                                     -------   -------   -------   -------   -------   -------   -------   -------
Net income/(loss)  ................................  $ 1,115   $   128   $  (508)  $  (651)  $  (847)  $  (743)  $  (744)  $(1,573)
                                                     =======   =======   =======   =======   =======   =======   =======   =======
Income/(loss) per share (1):
 Basic   ..........................................  $  0.03   $  0.00   $ (0.01)  $ (0.02)  $ (0.03)  $ (0.02)  $ (0.02)  $ (0.05)
                                                     =======   =======   =======   =======   =======   =======   =======   =======
 Diluted  .........................................  $  0.03   $  0.00   $ (0.01)  $ (0.02)  $ (0.03)  $ (0.02)  $ (0.02)  $ (0.05)
                                                     =======   =======   =======   =======   =======   =======   =======   =======
Shares used in per share calculation (1):
 Basic   ..........................................   37,814    35,284    34,507    33,651    33,143    33,028    32,826    32,639
                                                     =======   =======   =======   =======   =======   =======   =======   =======
 Diluted   ........................................   41,197    39,483    34,507    33,651    33,143    33,028    32,826    32,639
                                                     =======   =======   =======   =======   =======   =======   =======   =======

(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing basic net income/(loss) per share and diluted net income/(loss) per share.

                                                             Q400    Q300    Q200    Q100      Q499      Q399     Q299     Q199
                                                            ------  ------  ------  ------    ------    ------   ------   ------
Revenues:
  Product  ........................................          96.2%   96.0%   95.6%   95.6%     95.4%     95.2%    94.0%    92.8%
  Service  ........................................           3.8     4.0     4.4     4.4       4.6       4.8      6.0      7.2
                                                            -----   -----   -----   -----     -----     -----    ------   -----
    Total revenues  .....................................   100.0   100.0   100.0   100.0     100.0     100.0    100.0    100.0
Cost of revenues:
  Cost of product  ......................................    39.6    36.2    34.6    37.4      34.3      35.5     36.7     37.8
  Cost of service  ......................................     4.3     3.5     4.3     4.2       3.2       4.0      4.1      4.3
                                                            -----   -----   -----   -----      -----    -----    -----   ------
    Total cost of revenues  .............................    43.9    39.7    38.9    41.6       37.5     39.5     40.8     42.1
                                                            -----   -----   -----   -----      -----    -----    -----   ------
    Gross profit  .......................................    56.1    60.3    61.1    58.4       62.5     60.5     59.2     57.9
                                                            -----   -----   -----   -----      -----    -----    -----   ------
Operating expenses:
  Product development  ..................................    23.3    23.4    23.0    20.7       20.7     22.8     22.4     27.7
  Sales and marketing  ..................................    30.1    31.2    32.9    35.6       38.2     37.9     36.7     39.7
  General and administrative  ...........................    13.5    11.1    11.9    10.2        8.5     10.6     10.8     11.8
  Non-recurring charge/(benefit)  .......................      --      --    (0.4)     --        4.8       --       --       --
                                                            -----   -----   -----   -----      -----    -----    -----   ------
    Total operating expenses  ...........................    66.9    65.7    67.4    66.5        72.2     71.3    69.9     79.2
                                                            -----   -----   -----   -----       -----   ------   -----   ------
    Loss from operations  ...............................   (10.8)   (5.4)   (6.3)   (8.1)       (9.7)   (10.8)  (10.7)   (21.3)
  Interest and other income, net  .......................    19.6     6.7     2.6     2.8         2.8      3.6     3.4      4.1
                                                            -----   -----   -----   -----       -----   ------   ------  ------
    Income/(loss) before provision for income taxes......     8.8     1.3    (3.7)   (5.3)       (6.9)    (7.2)   (7.3)   (17.2)
    Provision for income taxes  .........................     0.2     0.3     0.3     0.4         0.5      0.4     0.3      0.7
                                                            -----   -----   -----   -----       -----   ------   ------  ------
  Net income/(loss)  ....................................     8.6%    1.0%   (4.0)%  (5.7)%      (7.4)%   (7.6)%  (7.6)%  (17.9)%
                                                            =====   =====   =====   =====       =====   ======   ======  ======

  Net Revenues. Net revenues increased sequentially for most quarters with the exception of the third quarter which has historically been flat or lower than its preceding quarter. Revenues in the third quarter of the year tend to be lower due to the seasonal nature of some of our international markets. Increased shipments were due to growth in the volume of sales from existing customers, the addition of new customers, and the introduction of new products such as the i.LON 1000 Internet Server in the first quarter of 2000.

  Gross Profit. Our gross profit decreased slightly as a percentage of net revenues in 2000 compared to 1999 due primarily to product mix changes. Similarly, movement of margin between quarters within the two years is also due to product mix changes. The reduction of gross profit as a percentage of revenue in the fourth quarter of 2000 as compared to the third quarter of 2000 was primarily due to the first significant shipment of hardware product to ENEL during the fourth quarter.

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

   General and administrative. General and administrative expenses can vary between quarters primarily due to the timing of certain legal and travel expenses. The larger than usual increase in the second quarter of 2000 was due primarily to the internal costs associated with negotiating the Research & Development and stock purchase agreements with ENEL and its subsidiary, ENEL Distribuzione, S.p.A. The larger than usual increase in the fourth quarter of 2000 was primarily the result of increased legal defense fees associated with a patent infringement lawsuit brought against the Company.

  Non-recurring charge. The non-recurring charge recorded in the fourth quarter of 1999 relates to the decision to relocate the corporate headquarters from Palo Alto to San Jose, California. The non-recurring benefit recorded in the second quarter of 2000 reflects the reversal of the excess of the estimate over the actual expenditures for the non-recurring charge.

   Interest and other income, net. Interest and other income, net, varies from quarter to quarter depending on the average amount of cash and investments invested during the quarter. These balances can change on a quarterly basis due to receivables collection efforts, inventory growth and expense timing. The increase in interest income in the third and fourth quarters of 2000 was primarily due to the investment late in the third quarter of approximately $130.7 million generated from the sale of 3,000,000 shares of common stock to ENEL. To a lesser extent, a slightly higher average yield on our short-term investment portfolio also contributed to the increase.

Liquidity and Capital Resources

  Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From our inception through December 31, 2000, we raised $263.6 million from the sale of preferred stock and common stock.

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

  In September 2000, we consummated a sale of 3,000,000 shares of our common stock to ENEL. The net proceeds of the sale were about $130.7 million.

  As of December 31, 2000, we had working capital, defined as current assets less current liabilities, of $164.4 million, which was an increase of about $134.1 million compared to working capital of $30.3 million as of December 31, 1999. Cash, cash equivalents and short-term investments increased by $126.5 million in 2000 from 1999 primarily due to the proceeds received in the third quarter of approximately $130.7 million generated from the sale of 3,000,000 shares of common stock to ENEL.

  As of December 31, 2000, we had cash, cash equivalents and short-term investments of $150.8 million. Net cash used in operating activities was $7.4 million for 2000, $4.6 million for 1999 and $9.2 million for 1998. Cash used in operating activities in 2000 was primarily due to increases in inventory, accounts receivable, other current assets and other long-term assets, partially offset by an increase in accounts payable and depreciation and amortization. Cash used in operating activities in 1999 was principally the result of the net loss, an increase in accounts receivable and a decrease in deferred revenue, which were only partially offset with depreciation and an increase in accounts payable. Cash used in operating activities in 1998 was principally the result of the net loss, increases in receivables, inventories and other current assets, a decrease in deferred revenue, and a partial offset with depreciation and amortization.

  Net cash used in investing activities in 2000 of $19.8 million was principally due to the purchase of available-for-sale investments and capital expenditures offset by the proceeds from sales and maturities of available-for-sale investments. Net cash provided by investing activities in 1999 of $1.5 million was principally due to the proceeds from maturities and sales of available-for-sale investments offset by capital expenditures. Net cash used in investing activities was $16.8 million for 1998. We had larger capital expenditures in 1998 related to investments in a new enterprise resource planning system and other equipment needs as a result of our growth.

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

New Accounting Standards

  In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As we do not currently hold any derivative instruments and we do not currently engage in any hedging activities, we believe that SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows.

  In March 2000, the Financial Accounting Standards Board issued Financial Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN No. 44"). FIN No. 44 addresses the application of APB No. 25 to clarify, among other issues, (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent FIN No. 44 covers events occurring during the period after applying the interpretations, the events will be recognized on a prospective basis from July 1, 2000. The adoption of FIN No. 44 did not have a material effect on our financial position or results of operations.

  In the fourth quarter of 2000, we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB 101 did not result in a change to the method of accounting for revenue nor did it have a material effect on our financial position or results of operations or the quarterly results during 2000.

              FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

We have a history of losses, and we may incur losses in the future.

  Although we generated our first ever annual profit in 2000 in the amount of $84,000, we have incurred net losses in all other years since our inception. We have invested and continue to invest significant financial resources in product development, marketing and sales. If our revenues do not increase significantly as a result of these expenditures, we may not be able to sustain profitability. There is also no guarantee that since profitability has now been achieved, it will continue or increase on a quarterly or annual basis. Our future operating results will depend on many factors, including:

 . the growth of the markets for our products;
 . the acceptance of our products;
 . the level of competition that we face;
 . our ability to develop and market new products; and . general economic conditions.

  As of December 31, 2000, we had net operating loss carryforwards for Federal income tax reporting purposes of about $101.1 million and for state income tax reporting purposes of about $11.1 million, which expire at various dates through 2020. In addition, as of December 31, 2000, we had tax credit carryforwards of about $5.6 million, which expire at various dates through 2020. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. We have performed an analysis of our ownership changes and have reported the net operating loss and credit carryforwards considering such limitations. We had deferred tax assets, including our net operating loss carryforwards and tax credits, totaling about $44.2 million as of December 31, 2000. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance, our history of losses and the variability of our operating results.

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

  We have entered into a research and development agreement with an affiliate of ENEL, under which we will cooperate with ENEL to integrate our LonWorks system into ENEL's remote metering management project in Italy. This project is called "Contratore Elettronico." We face a number of risks as we undertake this project, including:


 . our research and development activities under this project might be unsuccessful, or might not be commercially exploitable;
 . the Contratore Elettronico project might not meet target dates;
 . the products we develop for the Contratore Elettronico project might not yield economic returns; or
 . the research and development agreement might be terminated if, among other things, either party materially breaches its obligations under the agreement;or
 . third parties may contest part or all of the agreement.

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

  Currently, significant portions of our revenues are derived from sales by EBV, the sole independent distributor of our products to OEMs in Europe. EBV accounted for 26.5% of our total revenues in 2000, 27.3% of our total revenues in 1999 and 22.6% of our total revenues in 1998. Our current agreement with EBV expires in December 2001. In addition, as part of our distribution strategy, we intend to develop distribution arrangements with systems integrators. In particular, we expect that a significant portion of our future revenues will be derived from sales by such systems integrators. If EBV or any other existing or future distributor fails to dedicate sufficient resources and efforts to marketing and selling our products, our revenues could decrease. If EBV significantly reduces the stocking levels for our products, both revenues and customer service levels would be decreased. In that case, we might be required to add our own pan-European distribution capability to meet the needs of our customers. Our business will be harmed if we fail to do any of the following:

 .  develop new distribution channels;
 . maintain the EBV arrangement or any other distribution channels; or . renew the EBV arrangement on a timely basis.

If OEMs fail to develop interoperable products or if our interoperable products are not accepted by our targeted markets, we may be unable to generate sales of our products.

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

We depend on a limited number of key manufacturers of Neuron Chips and use contract electronic manufacturers for most of our products requiring assembly. If any of these manufacturers terminates or decreases its relationship with us, we may not be able to supply our products and our revenues would suffer.

  The Neuron Chip is an important component that our customers use in control network nodes. In addition, the Neuron Chip is an important device that we use in many of our products. Neuron Chips are currently manufactured and distributed by Toshiba, and in the future, by Cypress Semiconductor. Motorola also manufactured and distributed Neuron Chips until January 31, 2001. We have entered into licensing agreements with each of Toshiba and Cypress. The agreements, among other things, grant Toshiba and Cypress the worldwide right to manufacture and distribute Neuron Chips using technology licensed from us and require us to provide support and unspecified updates to the licensed technology over the terms of the agreements. We had a similar agreement with Motorola, which expired in January 2001. The Cypress agreement expires in April 2009, and the Toshiba agreement expires in January 2010. Motorola discontinued manufacturing and distribution of Neuron Chips after January 31, 2001. While we developed the first version of the Neuron Chip, Motorola and Toshiba subsequently developed improved, lower-cost versions of the Neuron Chip that are presently used in products that our customers and we develop and sell. We currently have no other source of supply for Neuron Chips and have neither the resources nor the skills to replace Toshiba or Cypress as a manufacturer of Neuron Chips. Both Motorola and Toshiba have played, and Toshiba and Cypress are expected to play, a key role in the development and marketing of LonWorks technology. If we lose Toshiba or Cypress as a supplier, we may not be able to locate an alternate source for the design, manufacture or distribution of Neuron Chips.

  Our future success will also depend significantly on our ability to successfully manufacture our products cost-effectively and in sufficient volumes. For most of our products requiring assembly, we use contract electronic manufacturers, including Able Electronics, Transpower Technologies, Escatec Electronics and muRata Electronics. These contract electronic manufacturers procure material and assemble, test and inspect the final products to our specifications. This strategy involves certain risks. By using third parties to manufacture our products, we have reduced control over delivery schedules, product availability, manufacturing yields, quality and costs. In addition, contract electronic manufacturers can themselves experience turnover and instability exposing us to additional risks as well as missed commitments to our customers. We will also face risks if and when we transition between contract electronic manufacturers. For example, we may have to move raw material and in process inventory between locations in different parts of the world. Also, we would be required to reestablish acceptable manufacturing processes with a new work force.

Because we depend on sole or a limited number of suppliers, any shortage or interruptions of supply would adversely affect our revenues and/or gross profits.

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


Our markets are highly competitive. Many of our competitors have longer operating histories and greater resources than we do. If we are unable to effectively compete in the industry, our operating results could be harmed.

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

  In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. Our competitors include some of the largest companies in the electronics industry, such as Siemens in the building and industrial automation industries, Allen-Bradley (a subsidiary of Rockwell) and Group Schneider in the industrial automation industry, and Microsoft. Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition and broader product offerings. As a result, these competitors may be able to devote greater resources to the development, marketing and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufacture and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Most recently, Microsoft has announced a specification that it refers to as SCP (Simple Control Protocol) which is targeted at the networking of everyday devices. Microsoft has announced its intention to focus this capability on home networking applications. Products from emerging companies such as emWare could also compete with our products, especially in the utility/home market. Even if we believe that the products offered by some of these companies do not provide the robust and open networking solutions offered by LonWorks networks, we would be required to educate our customers about what we believe are the potential long-term cost and functionality problems inherent in such alternative solutions. However, our customers may believe that these alternative products are satisfactory for their needs.

Many of our competitors support and promote closed or proprietary control systems, and if we cannot promote and expand acceptance of open, interoperable control systems, our revenues and operating results may be harmed.

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

  In addition, the market price of securities of technology companies, especially those in new or emerging industries such as ours, has been very volatile in the past. This volatility has often been unrelated or disproportionate to the operating performance of particular companies. In the future, our operating results may fall below analysts' expectations, which could adversely affect the market price of our stock.

In the future, we may be the target of securities class action lawsuits or other litigation, which could be costly and time consuming to defend.

  In the past, following a period of volatility in the market price of a company's securities, securities class action lawsuits have often been instituted against such companies. We may in the future be the target of similar litigation. If such a lawsuit were brought against us, regardless of its outcome, we would incur substantial costs and our management resources would be diverted in defending such litigation.

Our executive officers and technical personnel are critical to our business, and if we lose or fail to attract our key personnel, we may not be able to successfully operate our business.

  Our performance depends substantially on the performance of our executive officers and key employees. We are dependent in particular on our Chief Executive Officer, as well as our technical personnel, due to the specialized technical nature of our business. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations and managerial personnel. Competition for qualified personnel in our business areas is intense, and we may not be able to continue to attract and retain qualified executive officers and key personnel necessary to enable our business to succeed. Our product development and marketing functions are largely based in Silicon Valley, a highly competitive marketplace. It is particularly difficult to recruit, relocate and retain qualified personnel in this geographic area. In addition, if we lose the services of any of our key personnel and are not able to find replacements in a timely manner, our business could be disrupted, other key personnel may decide to leave, and we may incur increased operating expenses in finding and compensating a replacement.

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

Defects in or misuse of our products may delay our ability to generate revenues and may increase our liabilities and expenses.

The products that we develop, license and sell may contain errors or failures or may be improperly installed or implemented. Errors or failures may be found in our products, and we may not be able to successfully correct those errors or failures in a timely manner or at all. In addition, our products may not be properly installed or implemented by third parties. In addition, such errors or failures may delay our revenue recognition and divert our engineering resources to correct such defects. We maintain errors and omissions insurance to cover liability associated with our operations but it is possible that such insurance may not be available or may be insufficient in amount to cover any particular claim. During 2000, the total limit for claims under these policies was $17.0 million. We have since then reduced the total limit for errors and omissions claims to $2.0 million because our insurers requested premiums that we believed were excessive. We may face increased exposure to these types of claims as a result of the decrease in our coverage. Although our agreements with our customers typically contain provisions intended to limit our exposure to potential claims as well as any liabilities arising from such claims, and may in very limited instances require that we be named as an additional insured under the insurance policies carried by some of our customers, such contracts and insurance may not effectively protect us against the liabilities and expenses associated with product errors or failures. Accordingly, errors or failures in our products or applications or improper installation or implementation of our products by third parties could harm our operating results. In addition, because of the low cost and interoperable nature of our products, LonWorks technology could be used in a manner for which it was not intended. As a result, our reputation could be harmed and we might suffer material financial losses.

We have limited ability to protect our intellectual property rights.

  Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our intellectual property rights, all of which afford only limited protection. We have 78 issued U.S. patents, 14 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. If any of our patents fail to protect our technology, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

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

Regulatory actions could limit our ability to market and sell our products.

  Many of our products and the industries in which they are used are subject to U.S. and foreign regulation. Government regulatory action could greatly reduce the market for our products. For example, the power line medium, which is the communications medium used by some of our products, is subject to special regulations in North America,

Europe and Japan. These regulations limit the ability of companies in general to use power lines as a communication medium. In addition, some of our competitors have attempted to use regulatory actions to reduce the market opportunity for some of our products or to increase the market opportunity for the competitors' products. In the late 1990's, we experienced efforts by CEMA, a trade association that developed a competing home automation protocol, to persuade the FCC to mandate use of its protocol in analog television and set-top box applications. We were a petitioner in litigation arising from a related FCC proceeding concerning commercial availability of these "navigation devices". An appeal under this case was recently decided in favor of the government. We have decided not to seek Supreme Court review. Although these specific FCC and judicial proceedings are not a significant threat to our digital and Internet-based products, existing or future regulations or regulatory actions could adversely affect the market for our products or require us to expend significant management, technical or financial resources.

We face operational and financial risks associated with international operations.

  Our sales and marketing operations are located in nine countries. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 66.4% of our total revenues in 2000, 62.4% of our total revenues in 1999, and 55.4% of our total revenues in 1998. Our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. In addition, we may not be able to maintain or increase the international demand for our products. Additional risks inherent in our international business activities generally include the following:

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

  Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business that we transact in other countries in any quarter, the timing of our revenues and our ability to forecast our projected operating results for such quarter. The portion of our revenues that were conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 12.1% in 2000, 10.8% in 1999 and 9.1% in 1998.
Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The introduction of the Euro as the standard currency in participating European countries may also impact our ability to transact sales in U.S. dollars. We have agreed with EBV, our European distributor, that upon notice from EBV, we will sell our products to EBV in Euros rather than U.S. dollars. We do not know when or if EBV will give such notice. If fewer of our sales in Europe are transacted in U.S. dollars, we may experience an increase in currency translation adjustments, particularly as a result of general economic conditions in Europe as a whole. We do not currently engage in currency hedging transactions or otherwise cover our foreign currency exposure.

We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses.

  California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the state of California fall below certain critical levels, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

  Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, the operating expenses associated with our facilities located in California will likely increase which would harm our results of operations.

Our existing stockholders control a significant percentage of our stock, which will limit other stockholders' ability to influence corporate matters.

  As of February 28, 2001, our directors and executive officers, together with certain entities affiliated with them, beneficially owned 37.2% of our outstanding stock.

  Under the stock purchase agreement with ENEL, which transaction was completed September 11, 2000, ENEL purchased 3 million newly issued shares of our common stock and was granted the right to nominate a director to our Board of Directors. As a condition to the closing of the stock purchase agreement, our directors and our chief financial officer agreed to enter into a voting agreement with ENEL in which each of them agreed to vote the shares of our company's common stock that they beneficially owned or controlled in favor of ENEL's nominee to our Board of Directors. In addition, under the terms of the stock purchase agreement, ENEL has agreed to (i) vote (and cause any of its affiliates that own shares of our common stock to vote) all of its shares in favor of the slate of director nominees recommended by the Board of Directors, and (ii) vote (and endeavor to cause any of its affiliates that own shares of our common stock to vote) a number of shares equal to at least that percentage of shares voted by all other stockholders for or against any specified matter, as recommended by the Board of Directors. The specified matters are the election of accountants, the approval of company options plans, and any proposal by any of our stockholders (unless the proposal could be prejudicial to ENEL or the required voting would interfere with ENEL's fiduciary duties to its own shareholders).

  Under the terms of another stock purchase agreement, one other stockholder that owns less than 0.5% of our outstanding common stock has agreed to vote (i) all of its shares in favor of the slate of director nominees recommended by the Board of Directors, and (ii) a number of shares equal to at least that percentage of shares voted by all other stockholders for or against any given matter, as recommended by the Board of Directors (except certain matters relating to certain changes to our charter, liquidations, a sale of our company or a merger of our company into another entity), as recommended by a majority of our Board of Directors.

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

  The table below presents principal amounts and related weighted average interest rates for our investment portfolio at December 31, 2000. According to our policy, all investments mature in two years or less.
(in thousands, except average interest rates)

                                                                                  Average
                                                                  Carrying        Interest
                                                                   Amount           Rate
                                                                  --------        --------
Cash Equivalents:
  U.S. corporate securities...................................      $114,433        6.73 %
                                                                    --------        ------
       Total cash equivalents.................................       114,433        6.73 %
                                                                    --------        ------

Short-term Investments:
  U.S. corporate securities...................................        32,747        6.71 %
  U.S. government securities..................................           382        6.55 %
                                                                    --------        ------
       Total short-term investments...........................        33,129        6.71 %
                                                                    --------        ------
       Total investment securities............................      $147,562        6.73 %
                                                                    ========        ======

  Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Japan and Western Europe. Currently, we do not employ a foreign currency hedge program utilizing foreign currency exchange contracts as the foreign currency transactions and risks to date have not been significant. We have agreed with EBV, our European distributor, that upon notice from EBV, we will sell our products to EBV in Euros rather than in U.S. dollars. We do not know when, or if, EBV will give such notice.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Financial Statements and Supplementary Data required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  We refer you to the information regarding Directors appearing under the caption "Election of Directors" and "Other Information - Compliance with Section 16 (a) of the Securities Exchange Act of 1934" in our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2000, which information is incorporated herein by reference; and to the information under the heading "Executive Officers of the Registrant" in Part 1 hereof.

ITEM 11. EXECUTIVE COMPENSATION

  We refer you to the information under the caption "Executive Compensation" in our proxy statement to be filed with the Securities Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2000, which we incorporate herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  We refer you to the information appearing under the caption "Share Ownership by Principal Stockholders and Management" in our proxy statement to be filed with the Securities Exchange Commission within 120 days after the end of the our fiscal year ended December 31, 2000, which we incorporate herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  We refer you to the information appearing under the caption "Other Information
- Certain Transactions" in our proxy statement to be filed with the Securities Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2000, which we incorporate herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Form:

     1.    Financial Statements


                                                                            Page
                                                                            ----
   Report of Independent Public Accountants..............................     33

   Consolidated Balance Sheets...........................................     34

   Consolidated Statements of Operations.................................     35

   Consolidated Statements of Stockholders' Equity.......................     36

   Consolidated Statements of Comprehensive Loss.........................     36

   Consolidated Statements of Cash Flows.................................     37

   Notes to Consolidated Financial Statements............................     38

     2.    Financial Statement Schedules

   Schedule II Valuation and Qualifying Accounts..........................    50

       All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

     3.  Exhibits


     Exhibit
       No.          Description of Document
---------------     ------------------------
     3.2*           Amended and Restated Certificate of Incorporation of Registrant.
     3.3*           Amended and Restated Bylaws of Registrant.
     4.1*           Form of Registrant's Common Stock Certificate.
     4.2*           Second Amended and Restated Modification Agreement dated May 15, 1997.
    10.1*           Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
    10.2*           1997 Stock Plan and forms of related agreements.
    10.3*           1988 Stock Option Plan and forms of related agreements.
    10.4*           Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).
    10.5*           Form of International Distributor Agreement.
    10.6*           Form of OEM License Agreement.
    10.7*           Form of Software License Agreement.
    10.8*           International Distributor Agreement between the Company and EBV Elektronik GmbH as of
                    December 1, 1997.
    10.9*           1998 Director Option Plan.
    21.1*           Subsidiaries of the Registrant.
     23.1           Consent of Arthur Andersen LLP.
     24.1*          Power of Attorney.

--------------------
*  Previously filed.

     (b) Reports on Form 8-K

          None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Echelon Corporation:

  We have audited the accompanying consolidated balance sheets of Echelon Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Echelon Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

San Jose, California
January 15, 2001

                              ECHELON CORPORATION
                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                              As of December 31,
                                                                                        --------------------------------
                                                                                             2000               1999
                                                                                         -----------          ----------
                                              ASSETS
CURRENT ASSETS:
 Cash and cash equivalents  ........................................................       $117,664          $  9,336
 Short-term investments  ...........................................................         33,129            14,968
    Accounts receivable, net of allowances of $1,259 in 2000 and
     $884 in 1999...................................................................          9,548             7,303
 Inventories  ......................................................................          5,745             3,159
 Other current assets  .............................................................          5,203             2,297
                                                                                           --------          --------
    Total current assets  ..........................................................        171,289            37,063
                                                                                           --------          --------

PROPERTY AND EQUIPMENT:
 Computer and other equipment  .....................................................          9,656             9,211
 Furniture and fixtures  ...........................................................          1,523             1,461
 Leasehold improvements  ...........................................................            856               525
                                                                                           --------          --------
                                                                                             12,035            11,197
 Less: Accumulated depreciation and amortization  ..................................         (8,950)           (8,549)
                                                                                           --------          --------
    Net property and equipment  ....................................................          3,085             2,648
                                                                                           --------          --------

     Other long-term assets  .......................................................          1,302                --
                                                                                           --------          --------
                                                                                           $175,676          $ 39,711
                                                                                           ========          ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable  .................................................................       $  4,200          $  2,586
 Accrued liabilities  ..............................................................          1,606             2,540
 Deferred revenues  ................................................................          1,106             1,647
                                                                                           --------          --------
    Total current liabilities  .....................................................          6,912             6,773
                                                                                           --------          --------

LONG-TERM LIABILITIES:
 Deferred rent, net of current portion  ............................................              3                --
                                                                                           --------          --------
    Total long-term liabilities  ...................................................              3                --
                                                                                           --------          --------

COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY:
 Convertible preferred stock, $.01 par value:
     Authorized--5,000,000 shares; none outstanding
 Common stock, $.01 par value:
     Authorized--100,000,000 shares
     Outstanding--38,049,696 shares in 2000 and 33,239,934
         shares in 1999.............................................................            380               332
 Additional paid-in capital  .......................................................        263,248           127,613
 Deferred compensation  ............................................................           (215)             (399)
 Accumulated other comprehensive loss  .............................................           (330)             (202)
 Accumulated deficit  ..............................................................        (94,322)          (94,406)
                                                                                           --------          --------
    Total stockholders' equity  ....................................................        168,761            32,938
                                                                                           --------          --------
                                                                                           $175,676          $ 39,711
                                                                                           ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ECHELON CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                                      For the Year Ended December 31,
                                                                                -----------------------------------------
                                                                                  2000             1999             1998
                                                                                -------           -------         -------

REVENUES:
 Product  ...............................................................           $47,261         $37,546        $29,163
 Service  ...............................................................             2,038           2,220          3,038
                                                                                    -------         -------        -------
  Total revenues  .......................................................            49,299          39,766         32,201
                                                                                    -------         -------        -------

COST OF REVENUES:
 Cost of product  .......................................................            18,225          14,297         12,784
 Cost of service  .......................................................             2,017           1,529          1,836
                                                                                    -------         -------        -------
  Total cost of revenues  ...............................................            20,242          15,826         14,620
                                                                                    -------         -------        -------
  Gross profit  .........................................................            29,057          23,940         17,581
                                                                                    -------         -------        -------

OPERATING EXPENSES:
 Product development  ...................................................            11,159           9,214          7,564
 Sales and marketing  ...................................................            15,949          15,152         12,535
 General and administrative  ............................................             5,787           4,101          4,119
 Non-recurring charge/(benefit)  ........................................               (48)            549             --
                                                                                    -------         -------        -------
  Total operating expenses  .............................................            32,847          29,016         24,218
                                                                                    -------         -------        -------
  Loss from operations  .................................................            (3,790)         (5,076)        (6,637)
 Interest and other income, net  ........................................             4,019           1,355            945
                                                                                    -------         -------        -------
  Income/(loss) before provision for income taxes  ......................               229          (3,721)        (5,692)
PROVISION FOR INCOME TAXES  .............................................               145             186            159
                                                                                    -------         -------        -------
 Net income/(loss)  .....................................................           $    84         $(3,907)       $(5,851)
                                                                                    =======         =======        =======
  Income/(loss) per share:
      Basic   ...........................................................           $  0.00         $ (0.12)       $ (0.24)
                                                                                    =======         =======        =======
      Diluted   .........................................................           $  0.00         $ (0.12)       $ (0.24)
                                                                                    =======         =======        =======
      Pro forma basic  ..................................................                                          $ (0.20)
                                                                                                                   =======
  Shares used in per share calculation:
      Basic   ...........................................................            35,222          32,910         24,845
                                                                                    =======         =======        =======
      Diluted   .........................................................            39,734          32,910         24,845
                                                                                    =======         =======        =======
      Pro forma basic  ..................................................                                           29,405
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

                              ECHELON CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                      Accumulated
                                             Convertible                                                 Other
                                           Preferred Stock    Common Stock    Additional Deferred    Comprehensive
                                           ----------------  --------------     Paid-In   Compen-       Income       Accumulated
                                           Shares   Amount   Shares  Amount     Capital   sation        (Loss)        Deficit
                                          --------  -------  ------  ------  ----------  ---------  ---------------  ----------
BALANCE AT DECEMBER 31, 1997............    7,887     $ 79   18,832    $188    $ 93,532     $  --        $(351)       $(84,648)
Exercise of stock options, net of
  repurchase............................       --       --      824       8         860        --           --              --
Issuance of common stock in connection
  with public offering, net issuance
  costs of $3,252.......................       --       --    5,000      50      31,697        --           --              --
Conversion of preferred stock to common
  stock.................................   (7,887)     (79)   7,887      79          --        --           --              --
Deferred compensation...................       --       --       --      --         755      (755)          --              --
Amortization of deferred compensation...       --       --       --      --          --       158           --              --
Foreign currency translation
  adjustment, net of tax................       --       --       --      --          --        --           37              --
Unrealized holding gain on available-for
  -sale securities, net of tax..........       --       --       --      --          --        --           27              --
Net loss................................       --       --       --      --          --        --           --          (5,851)
                                          -------   ------   ------    ----    --------     -----        -----        --------
BALANCE AT DECEMBER 31, 1998............       --       --   32,543     325     126,844      (597)        (287)        (90,499)
Exercise of stock options and warrants,
 net of repurchases.....................       --       --      697       7         769        --           --              --
Amortization of deferred compensation...       --       --       --      --          --       198           --              --
Foreign currency translation
 adjustment, net of tax..................      --       --       --      --          --        --          133              --
Unrealized holding loss on available-for
 -sale securities, net of tax............      --       --       --      --          --        --          (48)             --
Net loss.................................      --       --       --      --          --        --           --          (3,907)
                                          -------   ------   ------    ----    --------     -----        -----        --------
                                                             33,240     332     127,613      (399)        (202)        (94,406)
BALANCE AT DECEMBER 31, 1999.............
Exercise of stock options, net of
  repurchases............................      --       --    1,810      18       4,929        --           --              --
Issuance of common stock in connection
  with sale of shares to ENEL, net
  issuance costs of $191................       --       --    3,000      30     130,706        --           --              --
Amortization of deferred compensation...       --       --       --      --          --       184           --              --
Foreign currency translation
  adjustment, net of tax................       --       --       --      --          --        --         (161)             --
Unrealized holding gain on available-for
  -sale securities, net of tax..........       --       --       --      --          --        --           33              --
Net income..............................       --       --       --      --          --        --           --              84
                                          -------   ------   ------    ----    --------     -----        -----        --------
BALANCE AT DECEMBER 31,                        --     $ --   38,050    $380    $263,248     $(215)       $(330)       $(94,322)
2000................                      =======   ======   ======    ====    ========     =====        =====        ========

                                             Total
                                           ---------
BALANCE AT DECEMBER 31, 1997............   $  8,800
Exercise of stock options, net of
  repurchases...........................        868
Issuance of common stock in connection
 with public offering, net issuance
 costs of $3,253........................     31,747
Conversion of preferred stock to common
 stock..................................         --
Deferred compensation...................         --
Amortization of deferred compensation...        158
Foreign currency translation adjustment,         37
 net of tax.............................
Unrealized holding gain on available-for
 -sale securities, net of tax............        27

Net loss................................     (5,851)
                                           --------
BALANCE AT DECEMBER 31, 1998...........      35,786
Exercise of stock options and warrants,
 net of repurchases......................       776
Amortization of deferred compensation....       198
Foreign currency translation
 adjustment, net of tax..................       133
Unrealized holding loss on available-for
 -sale securities, net of tax............       (48)
Net loss.................................    (3,907)
                                           --------
BALANCE AT DECEMBER 31, 1999.............    32,938
Exercise of stock options, net of
  repurchases............................     4,947
Issuance of common stock in connection
 with sale of shares to ENEL, net
 issuance costs of $191.................    130,736
Amortization of deferred compensation...        184
Foreign currency translation
 adjustment, net of tax.................       (161)
Unrealized holding gain on available-for
 -sale securities, net of tax...........         33
Net income..............................         84
                                           --------
BALANCE AT DECEMBER 31, 2000............   $168,761
                                           ========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)


                                                                                      For the Year Ended December 31,
                                                                                 -----------------------------------------
                                                                                    2000            1999            1998
                                                                                  ---------        -------        --------
 Net income/(loss)  .........................................................        $  84        $(3,907)       $(5,851)
 Other comprehensive income/(loss), net of tax:
     Foreign currency translation adjustment, net of tax  ...................         (161)           133             37
     Unrealized holding gain/(loss) on available-for-sale
      securities, net of tax  ...............................................           33            (48)            27

                                                                                     -----       --------        -------
 Comprehensive loss  ........................................................        $ (44)       $(3,822)       $(5,787)
                                                                                     =====        =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              ECHELON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                      For the Year Ended December 31,
                                                                                  ---------------------------------------
                                                                                    2000            1999           1998
                                                                                  --------         -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income/(loss)  ...................................................           $     84         $(3,907)      $ (5,851)
 Adjustments to reconcile net income/(loss) to net cash used in operating activities:
  Depreciation and amortization  ......................................              1,239           1,148            962
  Provision for doubtful accounts  ....................................                 25            (105)           280
  Deferred compensation expense  ......................................                184             198            158
  Loss on disposal of fixed assets  ...................................                 40              28              7
  Change in operating assets and liabilities:
    Accounts receivable  ..............................................             (2,270)         (2,639)        (1,029)
    Inventories  ......................................................             (2,586)            205           (920)
    Other current assets  .............................................             (2,906)           (127)          (974)
    Other long-term assets  ...........................................             (1,302)             --             --
    Accounts payable  .................................................              1,614             799           (294)
    Accrued liabilities  ..............................................               (934)            473             73
    Deferred revenues  ................................................               (541)           (587)        (1,467)
    Deferred rent  ....................................................                  3             (76)          (137)
                                                                                  --------         -------       --------
         Net cash used in operating activities  .......................             (7,350)         (4,590)        (9,192)
                                                                                  --------         -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of available-for-sale short-term investments  ...............            (32,348)         (9,027)       (18,612)
 Proceeds from maturities of held-to-maturity short-term                                                            2,981
  investments  ........................................................                 --              --
 Proceeds from sales and maturities of available-for-sale
  short-term investments  .............................................             14,188          11,560          1,084

 Unrealized gains (losses) on securities  .............................                 33             (48)            27
 Capital expenditures  ................................................             (1,716)         (1,020)        (2,260)
                                                                                  --------         -------       --------
         Net cash provided by (used in) investing activities  .........            (19,843)          1,465        (16,780)
                                                                                  --------         -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net of offering costs ........            135,683             776         32,615
                                                                                  --------         -------       --------
EFFECT OF EXCHANGE RATES ON CASH  .....................................               (162)            133             37
                                                                                  --------         -------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  .................            108,328          (2,216)         6,680
CASH AND CASH EQUIVALENTS:
 Beginning of year  ...................................................              9,336          11,552          4,872
                                                                                  --------         -------       --------
 End of year  .........................................................           $117,664         $ 9,336       $ 11,552
                                                                                  ========         =======       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for income taxes  ..........................................           $    145         $   174       $    196
                                                                                  ========         =======       ========

The accompanying notes are an integral part of these consolidated financial statements.

                              ECHELON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

1. ORGANIZATION OF THE COMPANY:

  Echelon Corporation (the "Company") was incorporated in Delaware in January 1989. The Company develops, markets and supports a family of hardware and software products and services that enables OEMs and systems integrators to design and implement open, interoperable, distributed control networks. The Company's products are based on its LonWorks networking technology, an open standard for interoperable networked control developed by the Company. In a LonWorks control network, intelligent control devices, called nodes, communicate using the Company's LonWorks protocol. The Company sells its products and services around the world to the building, industrial, transportation, utility/home and other automation markets.

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

  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations. For hardware sales, including sales to distributors, these criteria are generally met at the time of shipment to the customer. For software licenses, these criteria are generally met upon shipment to the final end-user. The Company provides limited post-contract customer support (PCS), consisting primarily of technical support and "bug" fixes. In accordance with Statement of Position
(SOP) 97-2 "Software Revenue Recognition", revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Revenue for the software license element is recognized at the time of delivery of the application product to the end-user. Revenue for the PCS element, the total amount of which is determined from the stand-alone price of providing this service, is recognized over the service period. The costs of providing these services are expensed when incurred. Estimated reserves for warranty costs as well as reserves for sales returns and allowances related to anticipated return of products sold to distributors with limited rights of return, which are not material to the consolidated financial statements, are recorded at the time of shipment. The Company generally has not had any significant post-delivery obligations associated with the sale of its products. Service revenue is recognized as the training services are performed, or ratably over the term of the support period.

  During 1990, the Company entered into separate licensing agreements with Motorola, Inc. ("Motorola"), which expired in January 2001, and Toshiba Corporation ("Toshiba"), which expires in January 2010, unless renewed.
Motorola announced that it discontinued distribution of Neuron Chips after January 31, 2001. Motorola was a significant stockholder and was a related party to the Company due to its representation on the Company's Board of Directors during 1999 and part of 1998. The agreements provide, among other things, for the worldwide right to manufacture and distribute products subject to the licensed technology and requires the Company to provide support and unspecified updates to the licensed technology over the terms of the agreements, including support relating to compatibility testing and qualification of updates to the licensed technology. The agreements also provide for nonrefundable advance royalty payments aggregating $6,750,000, which were received by the Company in 1990 and 1991. These payments were recognized as revenue ratably over the ten-year royalty period due to the ongoing obligation to provide support and unspecified updates to the licensed technology. As of December 31, 1999, the Company deferred $675,000 of royalty payments that were recognized in 2000. Product revenues for the years ended December 31, 2000, 1999 and 1998 each include $675,000 related to these advance royalty payments. Any additional royalties that are reported by Motorola or Toshiba are recognized as revenue upon receipt of such royalties by the Company. Motorola accounted for about $359,000 of total revenues for the year ended December 31, 2000, $416,000 of total revenues for the year ended December 31, 1999, and $487,000 of total revenues for the year ended December 31, 1998.

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

  As of December 31, 2000 and 1999, the Company's available-for-sale securities had contractual maturities of three to twenty-two months, and from four to twenty-three months, respectively, and an average maturity of eleven months and six months, respectively. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows (in thousands):

                                                                              December 31,
                                         ---------------------------------------------------------------------------------------
                                                         2000                                       1999
                                         ----------------------------------------     ------------------------------------------
                                                       Aggregate    Unrealized                     Aggregate     Unrealized
                                         Amortized       Fair         Holding         Amortized      Fair          Holding
                                           Cost         Value      Gains/(Losses)       Cost        Value       Gains/(Losses)
                                         ----------    ---------   --------------     ---------    ---------    --------------
U.S. corporate securities:
   Commercial paper  ..................     $17,704      $17,699        $(5)            $ 3,979      $ 3,979         $  --
   Certificates of deposit  ...........          --           --        ---               1,044        1,044            --
   Corporate notes and bonds  .........      15,009       15,048         39               8,976        8,955           (21)
                                            -------      -------        ---             -------      -------         -----
                                             32,713       32,747         34              13,999       13,978           (21)
U.S. government securities.............         381          382          1                  --           --            --
Foreign securities  ...................          --           --         --                 990          990            --
                                            -------      -------        ---             -------      -------         -----
Total investments in debt and equity
    securities  .......................     $33,094      $33,129        $35             $14,989      $14,968         $ (21)
                                            =======      =======        ===             =======      =======         =====

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                                              December 31,
                                                       -----------------------
                                                             2000         1999
                                                           ------       ------

  Purchased materials  ..................                  $3,599       $1,674
  Work-in-process  ......................                      10           51
  Finished goods  .......................                   2,136        1,434
                                                           ------       ------
                                                           $5,745       $3,159
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

 Software Development Costs

  The Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the years ended December 31, 2000, 1999 and 1998, costs that were eligible for capitalization were insignificant and, thus, the Company has charged all software development costs to product development expense in the accompanying consolidated statements of operations.

 Accrued Liabilities

  Accrued liabilities consisted of the following (in thousands):

                                                                         December 31,
                                                               ---------------------------
                                                                2000                 1999
                                                               ------               ------

  Accrued payroll and related costs  ................             $1,171             $1,191
  Accrued marketing costs  ..........................                367                372
  Other accrued liabilities  ........................                 68                428
  Accrued non-recurring charges  ....................                 --                549
                                                                  ------             ------
                                                                  $1,606             $2,540
                                                                  ======             ======

 Non-recurring Charge

  In the fourth quarter of 1999, the Company's Board of Directors approved a relocation plan to exit its previous Palo Alto, California leased facilities and relocate to a new leased facility in San Jose, California. Over the first two quarters of 2000, the Company temporarily moved its activities from Palo Alto to a facility in Sunnyvale, California. In July 2001, the Company plans to relocate to its new corporate headquarters in San Jose. As a result of vacating the Palo Alto facility, the Company recorded $549,000, which was charged as an expense in 1999 and was paid over the remaining lease term through June 30, 2000. In the second quarter of 2000, the Company recorded a reversal of the excess of the estimate over the actual expenditures for the non-recurring charge of $48,000.

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

 Concentrations of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company has cash investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers' financial condition. Additionally, the Company establishes an allowance for doubtful accounts and sales return allowances based upon factors surrounding the credit risk of specific customers, historical trends and other available information. As of December 31, 2000, and December 31, 1999, about 22% and 23% of the total accounts receivable balance, respectively, was due from one of the Company's main distributors.

  Computation of Basic and Diluted Net Income/(Loss) Per Share and Pro Forma Basic Net Loss Per Share

   Net income/(loss) per share has been calculated under SFAS No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net income/(loss) per share is calculated by dividing net income/(loss) by the weighted average shares of common stock outstanding during the period. Diluted net income/(loss) per share is calculated by adjusting the weighted average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method.

  The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the year ended December 31, 2000 (in thousands):

     Net income/(loss) (Numerator):
        Net income/(loss), basic & diluted  ...............       $    84
                                                                  =======

     Shares (Denominator):
        Weighted average common shares outstanding  .......        35,426
        Weighted average common shares outstanding                   (204)
         subject to repurchase  ...........................       -------
        Shares used in basic computation  .................        35,222
        Weighted average common shares outstanding
         subject to repurchase  ...........................           204
        Common shares issuable upon exercise of stock
         options (treasury stock method)  ...................       4,010
        Common shares issuable upon exercise of
         warrants (treasury stock method)  ..................         305
        Average unamortized deferred compensation  ........            (7)
                                                                  -------
        Shares used in diluted computation  ...............        39,734
                                                                  =======

     Net income/(loss) per share:
      Basic ...............................................       $  0.00
                                                                  =======
      Diluted .............................................       $  0.00
                                                                  =======
        Net income/(loss), basic & diluted  ...............       $    84
                                                                  =======

  For the year ended December 31, 2000, 216,262 stock options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

  For the years ended December 31, 1999 and December 31, 1998, no diluted net loss per share calculation was performed as the inclusion of potentially dilutive stock options and warrants of 3,324,285 and 2,518,950, respectively, would be anti-dilutive.

  Pro forma basic net loss per share has been calculated assuming the conversion of the outstanding preferred stock into an equivalent number of shares of common stock, as if the shares had been converted on the dates of their issuance.

 Comprehensive Income (loss)

  SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires companies to report a "comprehensive income (loss)" that includes unrealized holding gains and losses and other items that have previously been excluded from net income/(loss) and reflected instead in stockholders' equity. Comprehensive income (loss) for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. The accumulated balances for each component of the accumulated other comprehensive income (loss), net of tax, are as follows (in thousands):

                                                                December 31,
                                                            -----------------
                                                             2000        1999
                                                            -----       -----
     Unrealized holding gain (loss) on available-for-
          sale securities  ............................     $  12       $ (21)
     Cumulative translation adjustment  ...............      (342)       (181)
                                                            -----       -----
                                                            $(330)      $(202)
                                                            =====       =====

 New Accounting Pronouncements

  In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As the Company does not currently hold any derivative instruments and does not currently engage in any hedging activities, management believes that SFAS No. 133 will not have a material impact on the Company's financial position, results of operations, or cash flows.

  In March 2000, the Financial Accounting Standards Board issued Financial Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN No. 44"). FIN No. 44 addresses the application of APB No. 25 to clarify, among other issues, (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent FIN No. 44 covers events occurring during the period after applying the interpretations, the events will be recognized on a prospective basis from July 1, 2000. The adoption of FIN No. 44 did not have a material effect on our financial position or results of operations.

  In the fourth quarter of 2000, the Company adopted Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statements," as amended ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB 101 did not result in a change in the method of accounting for revenue nor did it have a material effect on the financial position or results of operations or the quarterly results during 2000.


 Reclassifications

  Certain reclassifications have been made to the prior year amounts to conform with the fiscal year 2000 presentation.

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

  The Company operates in one principal industry segment: the design, manufacture and sale of products for the controls network industry, and markets its products primarily to the building automation, industrial automation, transportation, and utility/home automation markets. The Company's products are marketed under the LonWorks(R) brand name, which provides the infrastructure, and support required to implement and deploy open, interoperable, control network solutions. All of the Company's products either incorporate or operate with the Neuron(R) Chip and/or the LonWorks protocol. The Company also provides services to customers which consist of technical support and training courses covering its LonWorks network technology and products. The Company offers about 90 products and services that together constitute the LonWorks system. Any given customer purchases a small subset of such products and services that are appropriate for that customer's application.

  The Company manages its business primarily on a geographic basis. The Company's geographic areas are comprised of the Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific/ Japan ("APJ"). Each geographic area provides products and services as further described in Note 1. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company has no long-lived assets, other than property and equipment and loans to certain key employees. Long-lived assets are attributed to geographic areas based on the country where the assets are located. Long-lived assets of about $4.1 million were domiciled in the United States as of December 31, 2000, and long-lived assets of about $2.3 million were domiciled in the United States as of December 31, 1999. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not being reported by geography because the information is not reviewed by the Executive Staff to make decisions about resources to be allocated to the geographic areas based on their performance.


  In North America, the Company sells its products through a direct sales organization. Outside the United States, direct sales, applications engineering and customer support are conducted through the Company's operations in Europe, Japan and China. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by geography for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                            Year Ended December 31,
                                                   -------------------------------------------
                                                       2000              1999             1998
                                                   --------          --------         --------
       Revenues from customers:
            Americas  ........................     $ 15,505          $ 14,109         $ 13,447
            EMEA  ............................       23,265            17,991           13,484
            APJ  .............................        9,477             6,820            4,338
            Unallocated  .....................        1,052               846              932
                                                   --------          --------         --------
                 Total  ......................     $ 49,299          $ 39,766         $ 32,201
                                                   ========          ========         ========

       Gross profit:
            Americas  ........................     $  9,454             8,985            8,377
            EMEA  ............................       12,735             9,862            6,467
            APJ  .............................        5,816             4,247            2,721
            Unallocated  .....................        1,052               846               16
                                                   --------          --------         --------
                 Total  ......................     $ 29,057          $ 23,940         $ 17,581
                                                   ========          ========         ========

       Income (loss) from operations:
            Americas  ........................     $  5,586          $  5,166         $  5,085
            EMEA  ............................        9,322             6,569            3,496
            APJ  .............................        1,723               923              329
            Unallocated  .....................      (20,421)          (17,734)         (15,547)
                                                   --------          --------         --------
                 Total  ......................     $ (3,790)         $ (5,076)        $ (6,637)
                                                   ========          ========         ========

  One customer, the sole independent distributor of the Company's products in Europe since December 1997, accounted for 26.5% of total revenues for 2000, 27.3% of total revenues for 1999 and 22.6% of total revenues for 1998.

4. COMMITMENTS AND CONTINGENCIES:

     The Company leases its facilities under operating leases which expire on various dates through 2011. The leases related to the Company's facilities in Palo Alto expired in March and June 2000. The lease related to the temporary facility in Sunnyvale expires in July 2001. In December 1999, the Company entered into a lease agreement with a real estate developer for its new corporate headquarters which is under construction and scheduled for completion in July 2001. This agreement requires minimum rental payments for ten years and required that the Company provide a $3 million security deposit in July 2000.
In October of 2000, the Company entered into another lease agreement with the same real estate developer for an additional building at the new headquarter site. The expected completion date for the second building is November, 2002. This agreement requires minimum rental payments for ten years and an additional security deposit of $5.0 million to be paid in $2.5 million installments in April 2001 and July 2001. As of December 31, 2000, future minimum lease payments under all operating leases were as follows (in thousands):

               2001 .....................................   $ 1,978
               2002 .....................................     2,650
               2003 .....................................     4,698
               2004 .....................................     4,793
               2005 .....................................     4,877
               Thereafter ...............................    33,949
                                                            -------
                Total ...................................   $52,945
                                                            -------

     Rent expense was $1,758,000 for 2000, $1,810,000 for 1999 and $1,802,000
for 1998. The lease agreements provide for escalating rent payments over the term of the lease. Rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2000, the Company has accrued about $3,000 of deferred rent related to these agreements which is reflected in long-term liabilities in the accompanying consolidated balance sheets. As of December 31, 1999, the Company has accrued about $76,000 of deferred rent related to these agreements which is included in accrued liabilities in the accompanying consolidated balance sheets.

     On July 19, 2000, an individual, Kathleen Calabrese, brought suit against the Company by adding the Company to one of five defendants in her amended complaint filed in the Federal District Court for the Northern District of Illinois. Calabrese sued for alleged direct and indirect infringement of a recently expired patent claiming a data relay system. Management believed that the Company did not infringe the patent. As of December 31, 2000, the Company did not provide a liability related to this action as management believed the claim was without merit.

5. STOCKHOLDERS' EQUITY:

Preferred Stock

     With the closing of the Company's initial public offering ("IPO") in July 1998, all of the outstanding preferred stock automatically converted into 7,887,381 shares of common stock. Upon conversion of the outstanding preferred stock to common stock, such preferred stock was retired. As of December 31, 2000, the Company was authorized to issue 5,000,000 shares of new $0.01 par value preferred stock, of which none was outstanding as of December 31, 2000.

Common Stock

     As of December 31, 2000, the Company was authorized to issue 100,000,000 shares of $0.01 par value common stock.

     In June 2000, the Company entered into a stock purchase agreement with ENEL, which was completed on September 11, 2000. Under this agreement, ENEL acquired 3,000,000 newly issued shares of the Company's common stock which generated net proceeds of $130.7 million.

Warrants

  In connection with the issuance of Series E preferred stock in 1997, warrants to purchase an aggregate of 400,000 shares of common stock at a per share exercise price of $5.00 were issued. At the date of issuance, the fair market value of these warrants was deemed to be immaterial. These warrants are exercisable at any time until their expiration, which is the earlier of May 15, 2002 or a change in control. Each warrant contains a cashless conversion right. As of December 31, 2000, 55,181 of these warrants have been exercised and 344,819 remain outstanding.

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

1997 Stock Plan

  During 1997, the Company adopted the 1997 Stock Plan (the "1997 Plan") for key employees, officers and directors. A total of 3,305,053 shares of Common Stock are currently reserved for issuance pursuant to the 1997 Plan. This plan includes annual increases on the first day of the Company's fiscal year (beginning in 1999) not to exceed the lesser of (i) 5,000,000 shares or (ii) 5% of the outstanding shares on such date. Incentive stock options to purchase shares of common stock may be granted at not less than 100% of the fair market value and generally have a term of five years from the date of grant, not to exceed ten years. The exercise price of nonstatutory stock options and stock purchase rights granted under the 1997 Plan is determined by the Administrator, but will also be at least equal to 100% of the fair market value per share of common stock on the grant or issue date, except that up to 10% of the aggregate number of shares reserved for issuance under the 1997 Plan (including shares that have been issued or are issuable in connection with options exercised or granted under the 1997 Plan) may have exercise prices that are from 0% to 100% of the fair market value of the common stock on the date of grant. Options generally vest ratably over four years. Fair market value is determined with reference to the closing price of the common stock as reported on the Nasdaq National Market on the date immediately preceding grant date.

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

1998 Directors Option Plan

  Non-employee directors are entitled to participate in the 1998 Director Option Plan (the "Director Plan"). The Director Plan was adopted by the Board of Directors in May 1998 and became effective upon the closing of the stock offering in July 1998. The Director Plan has a term of ten years, unless terminated sooner by the Board. A total of 197,500 shares of Common Stock are currently reserved for issuance under the Director Plan. The plan provides for an increase each year equal to 100,000 shares or such lesser amount as the Board may determine. The plan also provides for the automatic grant of 25,000 shares of common stock (the "First Option") to each non-employee director on the date he or she first becomes a director. Each non-employee director is also automatically granted an option to purchase 10,000 shares (a "Subsequent Option") on the date of the Company's Annual Stockholder Meeting provided that he or she is re-elected to the Board or otherwise remains on the Board, if on such date he or she shall have served on the Board for at least the preceding six months. Each First Option and each Subsequent Option shall have a term of five years and the shares subject to the option shall vest as to 25% of the shares subject to option on each anniversary of the date of grant for Options granted before May 11, 1999 and 100% on the date of grant for options granted on or after May 11, 1999.

 The exercise price of each First Option and Subsequent Option shall be 100% of the fair market value per share of the common stock, generally determined with reference to the closing price of the common stock as reported on the Nasdaq National Market on the date preceding grant date. During 2000 and 1999, options to purchase an aggregate of 85,000 and 75,000 shares were granted, respectively, under the Director Plan at exercise prices ranging from $30.25 to $41.25 in 2000 and $7.06 to $8.50 per share in 1999.

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

  The following table summarizes option activity under all plans (prices are weighted average prices):

                                                                 Year Ended December 31,
                                  -------------------------------------------------------------------------------------
                                              2000                         1999                        1998
                                   --------------------------  --------------------------   ---------------------------

                                     Shares         Price         Shares         Price         Shares         Price
                                  ------------   ------------  ------------   ------------  ------------   ------------
Options outstanding,
   Beginning of year............     5,562,341     $ 4.03         4,585,554       $2.18        4,316,432      $1.28
   Granted......................     1,789,975      33.63         1,843,900        7.50        1,707,450       5.07
   Cancelled....................      (320,905)      9.17          (181,045)       3.16         (613,413)      5.51
   Exercised....................    (1,810,262)      2.73          (686,068)       1.20         (824,915)      1.19
                                    ----------     ------         ---------       -----        ---------      -----
Options outstanding,
    End of year.................     5,221,149     $14.31         5,562,341       $4.03        4,585,554      $2.18
                                    ==========     ======         =========       =====        =========      =====

Exercisable, end of year........     3,167,535     $ 4.60         3,977,955       $3.18        3,891,704      $2.03
                                    ==========     ======         =========       =====        =========      =====

  Certain options issued under the 1988 and 1997 Plans may be exercised any time prior to their expiration. In addition, the Company has the right, upon termination of an option holder's employment or service with the Company, at its discretion, to repurchase any unvested shares issued under the 1988 and 1997 Plans at the original purchase price. As of December 31, 2000, 204,583 shares were subject to repurchase by the Company at prices ranging from $1.40 to $30.25 per share and a weighted average repurchase price of $6.97. Of the 3,167,535 options exercisable as of December 31, 2000, 1,939,245 were vested.

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

  In connection with the issuance of stock options during 1998, the Company has recorded deferred compensation in the aggregate amount of $755,000, representing the difference between the deemed fair value of the Company's common stock and the exercise price of the stock options at the date of grant. The Company is amortizing the deferred compensation expense over the shorter of the period in which the employee provides services or the applicable vesting period, which is typically 48 months. For the years ended December 31, 2000 and 1999, amortization expense was $184,000 and $198,000, respectively. Deferred compensation is decreased in the period of forfeiture arising from the early termination of an option holder's services.

  The Company accounts for the Plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense for the Plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income/(loss) and basic and diluted net income/(loss) per share would have been (decreased)/increased to the following pro forma amounts (in thousands, except per share amounts):

                                                                       Year Ended December 31,
                                                             --------------------------------------------
                                                               2000                1999            1998
                                                               ----                ----            ----
  Net income/(loss):
    As reported  ...................................         $     84             $(3,907)        $(5,851)
    Pro forma  .....................................          (22,275)             (9,052)         (7,344)

  Basic and diluted net income/(loss) per share:
    As reported  ...................................         $   0.00             $ (0.12)        $ (0.24)
    Pro forma  .....................................            (0.63)              (0.28)          (0.27)

  The weighted-average grant date fair value of options granted during 2000 was $27.20, $6.18 in 1999 and $2.87 in 1998. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                       Year Ended December 31,
                                                               -----------------------------------------
                                                                2000                1999            1998
                                                                ----                ----            ----
    Expected dividend yield  ......................              0.0%                0.0%            0.0%
    Risk-free interest rate  ......................              6.4%                6.6%            5.2%
    Expected volatility  ..........................            124.0%              150.0%           70.0%
    Expected life (in years)  .....................              4.2                 3.0             4.0

  Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

  The following table summarizes the stock options outstanding as of December 31, 2000:

                               Options Outstanding                                         Options Exercisable
                               -------------------                                         -------------------
                                                 Weighted
                                                  Average            Weighted           Number            Weighted
                           Number                Remaining           Average          Exercisable         Average
    Exercise           Outstanding at              Life              Exercise        December 31,         Exercise
  Price Range         December 31, 2000         (in years)            Price              2000              Price
  -----------         -----------------         ----------           --------        ------------         --------
     $1.29                   136,750               0.25                $ 1.29            136,750            $ 1.29
      1.40                 1,124,629               1.23                  1.40          1,124,629              1.40
   2.00-7.00                 750,938               2.68                  5.10            561,181              5.57
      7.06                 1,249,620               3.59                  7.06            802,381              7.06
   7.13-29.38                330,575               5.82                 14.28            170,092             11.28
     30.25                 1,146,637               4.92                 30.25            347,502             30.25
 $31.69-$90.50               482,000               5.87                 43.37             25,000             41.25
                           ---------               ----                ------          ---------            ------
                           5,221,149               3.51                $14.31          3,167,535            $ 4.60
                           =========               ====                ======          =========            ======

Shares Reserved

  As of December 31, 2000, the Company had shares of common stock reserved for future issuance as follows:

         Stock Option Plans.....................................      8,816,202
         Warrants to Purchase Common Stock......................        344,819
                                                                      ---------
                                                                      9,161,021
                                                                      =========

6. INCOME TAXES:

  The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 provides for an asset and liability approach under which deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

  The provision for income taxes consists of the following (in thousands):

                                                            Year Ended December 31,
                                                        ----------------------------------
                                                            2000         1999         1998
                                                        --------     --------     --------
       Federal:
         Current................................        $      0     $      0     $      0
         Deferred...............................               0            0            0
                                                        --------     --------     --------
             Total federal provision............               0            0            0

       State:
         Current................................              28           25           23
         Deferred...............................               0            0            0
                                                        --------     --------     --------
             Total state provision..............              28           25           23

       Foreign:
         Current................................             117          161          136
         Deferred...............................               0            0            0
                                                        --------     --------     --------
             Total foreign provision............             117          161          136

       Total provision for income taxes.........        $    145     $    186     $    159
                                                        ========     ========     ========

  The provision for income taxes differs from the amount estimated by applyingthe statutory Federal income tax rate to income before taxes as follows (in thousands):

                                                                     Year Ended December 31,
                                                           ------------------------------------------
                                                             2000            1999            1998
                                                           ---------     -----------     -----------
      Federal tax at statutory rate................        $      80     $    (1,302)    $    (1,992)
      State income taxes, net of federal benefit...               18             (16)            (14)
      Foreign subsidiary loss......................             (111)            (10)            (63)
      Tax credits..................................             (742)           (594)           (700)
      Change in valuation allowance................              893           2,101           2,921
      Other........................................                7               7               7
                                                           ---------     -----------     -----------
         Total provision for income taxes..........        $     145     $       186     $       159
                                                           =========     ===========     ===========

  The components of the net deferred income tax asset are as follows (in thousands):

                                                                                   December 31,
                                                                             ------------------------
                                                                               2000           1999
                                                                             --------       --------
   Net operating loss carryforwards..............................            $ 35,992       $ 29,628
   Deferred revenue..............................................                  --            472
   Tax credit carryforwards......................................               5,040          4,441
   Capitalized research and development costs....................               2,005          2,135
   Reserves and other cumulative temporary differences...........               1,117          1,208
                                                                             --------       --------
                                                                               44,154         37,884
   Valuation allowance...........................................             (44,154)       (37,884)
                                                                             --------       --------
   Net deferred income tax asset.................................            $     --       $     --
                                                                             ========       ========

  As of December 31, 2000, the Company had net operating loss carryforwards of $101.1 million for Federal income tax reporting purposes and $11.1 million for State income tax reporting purposes, which expire at various dates through 2020. In addition, as of December 31, 2000, the Company had tax credit carryforwards of about $5.6 million, which expire at various dates through 2020. Deferred tax assets of approximately $11.4 million consisting of certain net operating loss carryforwards resulting from the exercise of employee stock options have not been recognized in the financial statements. When utilized, the tax benefit of these carryforwards will be accounted for as a credit to additional paid in capital. The Internal Revenue Code of 1986, as amended, contains provisions that limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. The Company has performed an analysis of the ownership changes and has reported the net operating loss and credit carryforwards considering such limitations.

  A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to the history of losses and the variability of operating results. As of December 31, 2000 and 1999, the Company had no significant deferred tax liabilities.

7.   RELATED PARTY

  In June 2000, the Company entered into a stock purchase agreement with ENEL S.p.A., an Italian utility company ("ENEL"). At the same time, the Company also entered into a research and development agreement with an affiliate of ENEL. Under the terms of the R&D agreement, the Company will cooperate with ENEL to integrate LonWorks technology into ENEL's remote metering management project in Italy. For the period starting September 11, 2000, the closing date of the stock purchase agreement, and December 31, 2000, the Company has recognized approximately $727,000 of revenue related to the R&D agreement which is included in Accounts Receivable at year-end.

8.   SUBSEQUENT EVENTS (unaudited)

  On February 7, 2001, the Company acquired ARIGO Software GmbH, a Beckum, Germany based developer of LonWorks hardware and software products. The Company paid cash for the acquisition and will account for it as a purchase transaction.

  On March 26, 2001, the Company reached a settlement agreement related to the Calabrese lawsuit, pursuant to which the Company would pay Calabrese $475,000 in full settlement of all her claims against Echelon. As part of the settlement, Calabrese released and discharged the Company, its customers, its distributors and users of its products, and any third party manufacturers, distributors, system integrators and users of products incorporated in LonWorks networks, of any claims related to the patent in question. The Company also released and discharged any claims against Calabrese related to the patent in question.

                                                                     SCHEDULE II

                              ECHELON CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------
AND SALES ALLOWANCES
--------------------
                                                             Charged to
                                              Beginning     Revenues and                    Ending
                   Description                 Balance        Expenses     Deductions      Balance
                   -----------                 -------        --------     ----------      -------
Year ended December 31, 1998:                   $  562            620           --          $1,182

Year ended December 31, 1999:                   $1,182             --          298          $  884

Year ended December 31, 2000:                   $  884            375           --          $1,259

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ECHELON CORPORATION

                                By:               /s/ Oliver R. Stanfield
                                   ---------------------------------------------------------
                                                       Oliver R. Stanfield
                                   Vice President Finance, and Chief Financial Officer (Duly
                                         Authorized Officer and Principal Financial
                                                  and Accounting Officer)

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

                Signatures                               Title                              Date
                ----------                               -----                              ----
/s/ M. Kenneth Oshman                            Chairman of the Board,                March 30, 2001
------------------------------------              President and Chief
    M. Kenneth Oshman                              Executive Officer
                                                  (Principal Executive
                                                        Officer)

/s/ Oliver R. Stanfield                        Vice President of Finance               March 30, 2001
------------------------------------              and Chief Financial
    Oliver R. Stanfield                            Officer (Principal
                                           Financial and Principal Accounting
                                                        Officer)

/s/ Armas Clifford Markkula, Jr.                     Vice Chairman                     March 29, 2001
------------------------------------
    Armas Clifford Markkula, Jr.

/s/ Robert J. Finocchio                                 Director                       March 29, 2001
------------------------------------
    Robert J. Finocchio

/s/ Robert R. Maxfield                                  Director                       March 26, 2001
------------------------------------
    Robert R. Maxfield

/s/ Richard M. Moley                                    Director                       March 29, 2001
------------------------------------
    Richard M. Moley

/s/ Arthur Rock                                         Director                       March 29, 2001
------------------------------------
    Arthur Rock

/s/ Larry W. Sonsini                                    Director                       March 30, 2001
------------------------------------
    Larry W. Sonsini

