Form 10-Q
period 2001-03-31
ECHELON CORP
filed 2001-05-15
CIK 31347

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ______________

                                    FORM 10-Q

                                 ______________

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________  to ____________

                                   000-29748
                           (Commission file number)

                                ______________

                              ECHELON CORPORATION
            (Exact name of registrant as specified in its charter)

                                ______________

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [_]

       As of April 30, 2001, 38,536,119 shares of the Registrant's common stock were outstanding.

================================================================================

                              ECHELON CORPORATION
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2001


                                     INDEX

                                                                                                      Page
                                                                                                   ---------
Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets as of March 31, 2001 and
             December 31, 2000.......................................................................    3
           Condensed Consolidated Statements of Operations for the three months
             ended March 31, 2001 and March 31, 2000.................................................    4
           Condensed Consolidated Statements of Cash Flows for the three months ended
             March 31, 2001 and March 31, 2000.......................................................    5
           Notes to Condensed Consolidated Financial Statements......................................    6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations.............................................................................   11
Item 3.    Quantitative and Qualitative Disclosures About Market Risk................................   14

Part II.   OTHER INFORMATION
Item 1.    Legal Proceedings.........................................................................   23
Item 2.    Changes in Securities and Use of Proceeds.................................................   23
Item 3.    Defaults upon Senior Securities...........................................................   23
Item 4.    Submission of Matters to a Vote of Security Holders.......................................   23
Item 5.    Other Information.........................................................................   23
Item 6.    Exhibits and Reports on Form 8-K..........................................................   23

SIGNATURE.............................................................................................  24

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

                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements


                              ECHELON CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                       March 31,     December 31,
                                                                                         2001           2000
                                                                                     ------------   ------------
                                                                                     (unaudited)
                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.....................................................   $    106,032   $    117,664
    Short-term investments........................................................         40,996         33,129
    Accounts receivable, net......................................................          8,733          9,548
    Inventories...................................................................          8,421          5,745
    Other current assets..........................................................          4,924          5,203
                                                                                     ------------   ------------
        Total current assets......................................................        169,106        171,289
                                                                                     ------------   ------------

    Property and equipment, net...................................................          3,269          3,085
    Other long-term assets........................................................          4,599          1,302
                                                                                     ------------   ------------
                                                                                     $    176,974   $    175,676
                                                                                     ============   ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable..............................................................   $      4,827   $      4,200
    Accrued liabilities...........................................................          2,002          1,606
    Deferred revenues.............................................................            591          1,106
                                                                                     ------------   ------------
        Total current liabilities.................................................          7,420          6,912
                                                                                     ------------   ------------

LONG-TERM LIABILITIES:
    Deferred rent ................................................................              5              3
                                                                                     ------------   ------------
        Total long-term liabilities ..............................................              5              3
                                                                                     ------------   ------------

STOCKHOLDERS' EQUITY:
    Common stock..................................................................            384            380
    Additional paid-in capital....................................................        264,034        263,248
    Accumulated other comprehensive loss..........................................           (400)          (330)
    Deferred compensation.........................................................           (169)          (215)
    Accumulated deficit...........................................................        (94,300)       (94,322)
                                                                                     ------------   ------------
        Total stockholders' equity................................................        169,549        168,761
                                                                                     ------------   ------------
                                                                                     $    176,974   $    175,676
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

                              ECHELON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                                 ----------------------
                                                                    2001        2000
                                                                 ----------  ----------
REVENUES:
    Product...................................................   $   12,112  $   10,940
    Service...................................................          476         503
                                                                 ----------  ----------
        Total revenues........................................       12,588      11,443
                                                                 ----------  ----------
COST OF REVENUES:
    Cost of product...........................................        4,253       4,284
    Cost of service...........................................          537         482
                                                                 ----------  ----------
        Total cost of revenues................................        4,790       4,766
                                                                 ----------  ----------
        Gross profit..........................................        7,798       6,677
                                                                 ----------  ----------

OPERATING EXPENSES:
    Product development.......................................        3,824       2,363
    Sales and marketing.......................................        3,891       4,078
    General and administrative................................        2,314       1,169
                                                                 ----------  ----------
        Total operating expenses..............................       10,029       7,610
                                                                 ----------  ----------
        Loss from operations..................................       (2,231)       (933)
    Interest and other income, net............................        2,254         322
                                                                 ----------  ----------
        Income/(loss) before provision for income taxes.......           23        (611)
PROVISION FOR INCOME TAXES....................................            1          40
                                                                 ----------  ----------
    Net income/(loss).........................................   $       22  $     (651)
                                                                 ==========  ==========

    Net income/(loss) per share:
        Basic.................................................   $     0.00  $    (0.02)
                                                                 ==========  ==========
        Diluted...............................................   $     0.00  $    (0.02)
                                                                 ==========  ==========
    Shares used in computing net income/(loss) per share:
        Basic.................................................       38,053      33,651
                                                                 ==========  ==========
        Diluted...............................................       40,916      33,651
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

                              ECHELON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                          ----------------------
                                                                                             2001        2000
                                                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(loss)..................................................................   $       22  $     (651)
    Adjustments to reconcile net income/(loss) to net cash used in operating activities:
       Depreciation and amortization...................................................          433         298
       Provision for doubtful accounts.................................................           75          25
       Deferred compensation expense...................................................           46          46
       Change in operating assets and liabilities:
         Accounts receivable...........................................................          741        (116)
         Inventories...................................................................       (2,676)     (1,228)
         Other current assets..........................................................          278         142
         Accounts payable..............................................................          627         272
         Accrued liabilities...........................................................          396         (94)
         Deferred revenues.............................................................         (515)       (228)
         Deferred rent.................................................................            2          --
                                                                                          ----------  ----------
            Net cash used in operating activities......................................         (571)     (1,534)
                                                                                          ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of available-for-sale short-term investments..............................      (20,995)       (509)
    Proceeds from maturities and sales of available-for-sale short-term investments....       13,128       8,849
    Unrealized gains (losses) on securities............................................          242          (8)
    Change in other long-term assets...................................................       (3,386)         --
    Capital expenditures...............................................................         (528)       (307)
                                                                                          ----------  ----------
            Net cash provided by (used in) investing activities........................      (11,539)      8,025
                                                                                          ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock.............................................          790       1,565
                                                                                          ----------- ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................................................         (312)         10
                                                                                          ----------  ----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS...................................      (11,632)      8,066
CASH AND CASH EQUIVALENTS:
    Beginning of period................................................................      117,664       9,336
                                                                                          ----------  ----------
    End of period......................................................................   $  106,032  $   17,402
                                                                                          ==========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for income taxes.........................................................   $       28  $       31
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

                              ECHELON CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation:

       The condensed consolidated financial statements include the accounts of Echelon Corporation (the "Company"), a Delaware corporation, and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

       While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Echelon Corporation consolidated financial statements for the year ended December 31, 2000 included in its Form 10-K.

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

       Revenue Recognition and Product Warranty

       The Company's revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training and technical support offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for 11.5% of total revenues for the quarter ended March 31, 2001 and 8.2% for the same period in 2000. Service revenues consist of product support (including software post-contract support services) and training.

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations. For hardware sales, including sales to distributors, these criteria are generally met at the time of shipment to the customer. For software licenses, these criteria are generally met upon shipment to the final end-user. The Company provides limited post-contract customer support (PCS), consisting primarily of technical support and "bug" fixes. In accordance with Statement of Position
(SOP) 97-2, "Software Revenue Recognition", revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Revenue for the software license element is recognized at the time of delivery of the application product to the end-user. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue for the PCS element, the total amount of which is determined from the stand-alone price of providing this service, is recognized over the service period. The costs of providing these services are expensed when incurred. Estimated reserves for warranty costs as well as reserves for sales returns and allowances related to anticipated return of products sold to distributors with limited rights of return, which are not material to the consolidated financial statements, are recorded at the time of shipment. The Company generally has not had any significant post-delivery obligations associated with the sale of its products. Service revenue is recognized as the training services are performed, or ratably over the term of the support period.

       Cash, Cash Equivalents and Short-Term Investments

     The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of three months or less as cash and cash equivalents. The Company classifies its investments in debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of March 31, 2001, the Company's available-for-sale securities had contractual maturities from five to twenty-four months and an average maturity of thirteen months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of March 31, 2001, the amortized cost basis, aggregate fair value and gross unrealized holding losses by major security type were as follows (in thousands):

                                                                                              Unrealized
                                                                      Amortized   Aggregate    Holding
                                                                         Cost     Fair Value    Gains
                                                                      ----------  ----------- ----------
       U.S. government securities...............................      $    1,092  $    1,099  $        7
       U.S. corporate securities:
         Corporate notes and bonds..............................          39,656      39,897         241
                                                                      ----------  ----------  ----------
       Total investments in debt and equity securities..........      $   40,748  $   40,996  $      248
                                                                      ==========  ==========  ==========

       Computation of Net Income/(Loss) Per Share

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

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the quarter ended March 31, 2001 (in thousands):

Net income/(loss) (Numerator):
    Net income/(loss), basic & diluted........................   $       22
                                                                 ==========

Shares (Denominator):
    Weighted average common shares outstanding................       38,203
    Weighted average common shares outstanding
        subject to repurchase.................................         (150)
                                                                 ----------
    Shares used in basic computation..........................       38,053
    Weighted average common shares outstanding
        subject to repurchase.................................          150
    Common shares issuable upon exercise of stock
        options (treasury stock method).......................        2,473
    Common shares issuable upon exercise of
        warrants (treasury stock method)......................          250
    Average unamortized deferred compensation.................          (10)
                                                                 ----------
    Shares used in diluted computation........................       40,916
                                                                 ==========

 Net income/(loss) per share:
    Basic.....................................................   $     0.00
                                                                 ==========
    Diluted...................................................   $     0.00
                                                                 ==========

     For the quarter ended March 31, 2001, 1,890,179 stock options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

     For the quarter ended March 31, 2000, no diluted net loss per share calculation was performed as the inclusion of potentially dilutive stock options and warrants of 5,101,628 would be anti-dilutive.

       New Accounting Standards

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not currently engage in any hedging activities and does not hold any derivative instruments. Accordingly, there was no impact on the Company's financial position, results of operations or cash flows on the adoption of SFAS 133 in the quarter ended March 31, 2001.

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

3. Inventories:

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                                                         March 31,    December 31,
                                                                           2001           2000
                                                                       -------------  -------------
                                                                        (unaudited)
     Purchased materials............................................   $       5,212  $       3,599
     Work-in-process................................................              18             10
     Finished goods.................................................           3,191          2,136
                                                                       -------------  -------------
                                                                       $       8,421  $       5,745
                                                                       =============  =============

4. Accrued Liabilities:

     Accrued liabilities consist of the following (in thousands):

                                                                         March 31,    December 31,
                                                                           2001           2000
                                                                       -------------  -------------
                                                                        (unaudited)
     Accrued payroll and related costs.........................        $       1,336  $       1,171
     Accrued marketing costs...................................                  371            367
     Other accrued liabilities.................................                1,969             68
                                                                       -------------  -------------
                                                                       $       2,002  $       1,606
                                                                       =============  =============

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

     The Company manages its business primarily on a geographic basis. The Company's geographic areas are comprised of the Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific/ Japan ("APJ"). Each geographic area provides products and services as further described in Note 1. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company has no long-lived assets, other than property and equipment, goodwill, and loans to certain key employees. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2001 and December 31, 2000, long-lived assets of about $4.5million and $4.1million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not being reported by geography because the information is not reviewed by the Executive Staff to make decisions about resources to be allocated to the geographic areas based on their performance.

     In North America, the Company sells its products through a direct sales organization. Outside the United States, direct sales, applications engineering and customer support are conducted through the Company's operations in Europe, Japan and China. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by geography for the quarter ended March 31, 2001 and 2000 is as follows (in thousands):

                                                                Three Months Ended
                                                                    March 31,
                                                             ------------------------
                                                                2001          2000
                                                             -----------   ----------
Revenues from customers:
     Americas.............................................   $     4,097   $    4,099
     EMEA.................................................         6,390        5,138
     APJ..................................................         2,093        2,000
     Unallocated..........................................             8          206
                                                             -----------   ----------
         Total............................................   $    12,588   $   11,443
                                                             ===========   ==========
Gross profit (loss):
     Americas.............................................   $     2,693   $    2,385
     EMEA.................................................         3,744        2,922
     APJ..................................................         1,353        1,164
     Unallocated..........................................             8          206
                                                             -----------   ----------
         Total............................................   $     7,798   $    6,677
                                                             ============  ==========
Income (loss) from operations:
     Americas.............................................   $     1,721   $    1,347
     EMEA.................................................         2,986        1,997
     APJ..................................................           437          225
     Unallocated..........................................        (7,375)      (4,502)
                                                             -----------   ----------
         Total............................................   $    (2,231)  $     (933)
                                                             ===========   ==========

       One customer, the sole independent distributor of the Company's products in Europe, accounted for 30.1% of total revenues for the quarter ended March 31, 2001 and 27.3% for the same period in 2000.

6. Income Taxes:

     The provision for income taxes for the quarter ended March 31, 2001 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company's effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes for the quarter ended March 31, 2000 primarily consist of taxes related to profitable foreign subsidiaries and various state minimum taxes.

7. Related Party:

     In June 2000, the Company entered into a stock purchase agreement with ENEL S.p.A., an Italian utility company ("ENEL"). At the same time, the Company also entered into a research and development agreement with an affiliate of ENEL. Under the terms of the R&D agreement, the Company will cooperate with ENEL to integrate LONWORKS technology into ENEL's remote metering management project in Italy. For the quarter ended March 31, 2001, the Company has recognized approximately $218,000 of revenue related to the R&D agreement which is included in Accounts Receivable at March 31, 2001.

8. Acquisition:

     On February 7, 2001, the Company acquired all of the outstanding capital stock of ARIGO Software GmbH ("ARIGO"), a Beckum, Germany based developer of LONWORKS hardware and software products. The Company paid cash for the acquisition and has accounted for it using the purchase method of accounting. Accordingly, results of operations for ARIGO have been included with those of the Company since the date of acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2000.

Overview

     We develop, market and support a family of hardware and software products and services that enables original equipment manufacturers, or OEMs, and systems integrators to design and implement open, interoperable, distributed control networks. We offer our products and services to OEMs and systems integrators in the building, industrial, transportation, utility/home and other automation markets. We provide a variety of technical training courses related to our products and underlying technology. We also provide customer support on a per-incident or annual contract basis.

     We market our products and services in North America, Europe, Japan, South America and selected Asia-Pacific countries through a direct sales organization augmented with the use of third-party distributors and systems integrators. International sales, which include both export sales and sales by international subsidiaries, accounted for 67.4% of our total revenues for the first quarter of 2001 and 62.4% for the same period in 2000. The percentage of our revenues denominated in currencies other than the U.S. dollar, principally the Japanese yen, was 6.9% for the first quarter of 2001 and 10.3% for the same period in 2000. However, this percentage may increase over time as we respond to market requirements to sell our products and services in local currencies, such as the Euro. As a result, our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. We expect that international sales will continue to constitute a significant portion of total revenues.

     We derive our revenues primarily from the sale and licensing of our products and, to a lesser extent, from fees associated with training and technical support offered to our customers. Our product revenues consist of revenues from sales of transceivers, control modules, routers, network interface devices and development tools and from licenses of network services software products. Revenues from software licensing arrangements accounted for 11.5% of total revenues for the quarter ended March 31, 2001 and 8.2% for the same period in 2000. Our service revenues consist of product support (including software post-contract support services) and training. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations. For hardware sales, including sales to distributors, these criteria are generally met at the time of shipment to the customer. For software sales, these criteria are generally met upon shipment to the final end-user. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We record estimated reserves for warranty costs as well as for sales returns and allowances related to anticipated return of products sold to distributors with limited rights of return, at the time we sell the products. We generally have not had any significant post-delivery obligations associated with the sale of our products. We recognize service revenues as we perform the services, or ratably over the term of the support period.

     Although we generated a profit, in the amount of $22,000, for the first quarter of 2001 and for the third consecutive quarter, we have incurred net losses in all other periods since our inception. We may not be able to sustain this profitability on a quarterly or annual basis. We plan to continue to invest heavily in product development to implement open control networks. Our development projects include the development of hardware and software products to support ENEL's program, development of transceivers, control modules, routers, network interface devices, network management software, development tools, and the i.LON(TM) 1000 Internet Server. Furthermore, because our strategy depends significantly on achieving broad adoption of our LONWORKS technology across many industries worldwide, we plan to continue to invest heavily in selling and marketing to promote our products. We currently believe it is unlikely that our future rate of growth of product development, sales and marketing expenses will fall below their historical levels. As a result, we will need to significantly increase revenues over historical levels to sustain profitability in the future. Although our revenues have grown sequentially year over year, we cannot be certain that this growth will continue at the same rate, or that our revenues will not decline on a year over year basis.

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

Results of Operations

     Revenues

     Total. Total revenues grew to $12.6 million in the first quarter of 2001 from $11.4 million in the first quarter of 2000. The 10.0% increase in total revenues between the two quarters was primarily the result of an increase in product revenues. One customer, EBV, the sole independent distributor of our products in Europe, accounted for 30.1% of total revenues for the first quarter of 2001 and 27.3% of total revenues for the same period in 2000.

     Product. Product revenues grew to $12.1 million in the first quarter of 2001 from $10.9 million in the first quarter of 2000. The 10.7% increase in product revenues between the two quarters was primarily the result of an increase in sales of control and connectivity products and development tools products, partially offset by slight decreases in LonPoint(R) products and i.Lon 1000 Internet Servers.

     Service. Service revenues decreased to $476,000 in the first quarter of 2001 from $503,000 in the first quarter of 2000. The 5.4% decrease in service revenues between the two quarters was primarily the result of decreased training revenues partially offset by a slight increase in customer support revenues.

     Cost of Revenues

     Cost of product. Cost of product revenues consists of costs associated with the purchase of components and subassemblies, as well as allocated labor, overhead and manufacturing variance costs associated with the packaging, preparation and shipment of products. Cost of product revenues in the first quarter of 2001 was $4.3 million compared to $4.3 million for the same period in 2000, representing product gross margins of 64.9% for the first quarter of 2001 and 60.8% for the same period in 2000. This change in product gross margin percentage was primarily due to fluctuations in overhead spending rates as well as the mix of products sold during the two periods.

     Cost of service. Cost of service revenues consists of employee-related costs as well as direct costs incurred in providing training and customer support services. Cost of service revenues increased to $537,000 for the first quarter of 2001 from $482,000 for the comparative period in 2000, an increase of 11.4%, representing service gross margins of (12.8%) for the first quarter of 2001 and 4.2% for the same period in 2000. The decline in service gross margins for the quarter was primarily due to increased personnel costs and a decrease in training revenues.

     Operating Expenses

     Product development. Product development expenses consist primarily of payroll and related expenses, expensed material and facility costs associated with the development of new technologies and products. Product development expenses for the first quarter of 2001 grew to $3.8 million from $2.4 million in the first quarter of 2000, representing 30.4% of total revenues for the first quarter of 2001 and 20.7% of total revenues for the same period in 2000. This increase in product develepment expenses is primarily the result of increased personnel costs, increased expensed material and depreciation costs, and expenses related to the operation of Arigo Software GmbH which we acquired in February 2001.

     Sales and marketing. Sales and marketing expenses consist primarily of payroll and related expenses, including commissions to sales personnel, travel and entertainment, advertising and product promotion and facilities costs associated with our sales and support offices. Sales and marketing expenses for the first quarter of 2001 decreased to $3.9 million from $4.1 million in the first quarter of 2000, representing 30.9% of total revenues for the first quarter of 2001 and 35.6% of total revenues for the same period in 2000. This decrease in sales and marketing expenses was the result of decreased worldwide personnel and advertising costs partially offset by increased travel expenses.

     General and administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expenses in the first quarter of 2001 increased to $2.3 million from $1.2 million in the first quarter of 2000, representing 18.4% of total revenues for the first quarter of 2001 and 10.2% of total revenues for the same period in 2000. This increase in general and administrative expenses was primarily the result of legal fees and the $475,000 settlement charge related to the Calabrese patent infringement lawsuit, and to a lesser extent, an increase in our provision for bad debts.

     Interest and other income, net

     Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. Interest and other income, net for the first quarter of 2001 increased to $2.3 million from $322,000 for the comparable period in 2000. This increase was primarily due to the higher average balance of invested cash during the first quarter of 2001.

     Provision for income taxes

     The provision for income taxes for the quarter ended March 31, 2001 includes a provision for Federal, state and foreign taxes based on our annual estimated effective tax for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes for the quarter ended March 31, 2000 primarily consist of taxes related to profitable foreign subsidiaries and various state minimum taxes. Income taxes were $1,000 for the first quarter of 2001 and $40,000 for the same period in 2000.

Liquidity and Capital Resources

     Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through March 31, 2001, we had raised $264.4 million from the sale of preferred stock and common stock.

     As of March 31, 2001, we had cash, cash equivalents and short-term investments of $147.0 million. Net cash used in operating activities was $571,000 for the three months ended March 31, 2001 compared to $1.5 million during the same period of 2000. Cash used in 2001 was principally the result of a planned increase in inventories and a decrease in our deferred revenues, partially offset by increases in accounts payable and accrued liabilities and a decrease in accounts receivable. Cash used in 2000 was principally the result of a planned increase in inventories and the net loss.

     Net cash used for investing activities for the three months ended March 31, 2001 of $11.5 million was principally due to the purchase of available-for-sale short-term investments, a $3.4 million increase in other long-term assets, and to a lesser extent, by capital expenditures of $528,000. For the three months ended March 31, 2000, net cash provided by investing activities of $8.0 million was principally due to the net proceeds from maturities and sales of available-for-sale investments, slightly offset by capital expenditures of $307,000.

     Net cash provided by financing activities of $790,000 and $1.6 million for the first quarters of 2001 and 2000 was principally due to the proceeds from the exercise of stock options by employees.

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

New Accounting Standards

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We do not currently engage in any hedging activities and do not hold any derivative instruments. Accordingly, there was no impact on our financial position, results of operations or cash flows on the adoption of SFAS 133 in the quarter ended March 31, 2001.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risks

     There has not been any material change in our exposure to interest rate and foreign currency risks since the date of our Form 10-K for the year ended December 31, 2000.

     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All our investments are in high-credit quality issuances, and, by our company policy, are limited in the amount of credit exposure to any one issuer. We ensure the safety and preservation of the invested principal funds by investing only in marketable securities with active secondary or resale markets to maintain portfolio liquidity. The table below presents principal amounts and related weighted average interest rates for our investment portfolio at March 31, 2001. According to our policy, all investments mature in two years or less.

                                                                             Carrying         Average
                                                                              Amount       Interest Rate
                                                                           -------------   --------------
                                                                          (in thousands)
     Cash Equivalents:
        U.S. corporate securities.......................................   $      99,044            5.05%
        U.S. government securities......................................           4,423            4.80%
                                                                           --------------   -------------
            Total cash equivalents......................................   $     103,467            5.04%
                                                                           -------------    -------------
     Short-term Investments:
        U.S. corporate securities.......................................   $      39,897            6.09%
        U.S. government securities......................................           1,099            4.92%
                                                                           -------------    -------------
            Total short-term investments................................   $      40,996            6.06%
                                                                           -------------    -------------
            Total investment securities.................................   $     144,463            5.33%
                                                                           =============    =============

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

     Although we generated a profit, in the amount of $22,000, for the third consecutive quarter during the first quarter of 2001, we have incurred net losses in all other periods since our inception. As of March 31, 2001, we had an accumulated deficit of $94.3 million. We have invested and continue to invest significant financial resources in product development, marketing and sales. If our revenues do not increase significantly as a result of these expenditures, we may not be able to sustain profitability. There is also no guarantee that, since profitability has now been achieved, it will continue or increase on a quarterly or annual basis. Our future operating results will depend on many factors, including:

     . the growth of the markets for our products, especially utility/home automation products;
     .  the acceptance of our products;
     .  the level of competition that we face;
     . our ability to develop and market new products; and . general economic conditions.

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

     We have entered into a research and development agreement with an affiliate of ENEL S.p.A., an Italian utility company, under which we will cooperate with ENEL to integrate our LONWORKS system into ENEL's remote metering management project in Italy. This project is called "Contratore Elettronico." We face a number of risks as we undertake this project, including:

     . our research and development activities under this project might be unsuccessful, or might not be commercially exploitable;
     .  the Contratore Elettronico project might not meet target dates;
     . the products we develop for the Contratore Elettronico project might not yield economic returns; or
     . the research and development agreement might be terminated if, among other things, either party materially breaches its obligations under the agreement; or
     .  third parties may contest part or all of the agreement.

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

     Currently, significant portions of our revenues are derived from sales by EBV, the sole independent distributor of our products to OEMs in Europe. EBV accounted for 30.1% of total revenues for the quarter ended March 31, 2001 and 27.3% of total revenues for the same period in 2000. Our current agreement with EBV expires in December 2001. In addition, as part of our distribution strategy, we intend to develop distribution arrangements with systems integrators. In particular, we expect that a significant portion of our future revenues will be derived from sales by such systems integrators. If EBV, or any other existing or future distributor, fails to dedicate sufficient resources and efforts to marketing and selling our products, our revenues could decrease. If EBV significantly reduces the stocking levels for our products, both revenues and customer service levels would be decreased. In that case, we might be required to add our own pan-European distribution capability to meet the needs of our customers. Our business will be harmed if we fail to do any of the following:

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

     The Neuron Chip is an important component that our customers use in control network nodes. In addition, the Neuron Chip is an important device that we use in many of our products. Neuron Chips are currently manufactured and distributed by Toshiba, and will be in the future by Cypress Semiconductor. Motorola also manufactured and distributed Neuron Chips until January 31, 2001. We have entered into licensing agreements with each of Toshiba and Cypress. The agreements, among other things, grant Toshiba and Cypress the worldwide right to manufacture and distribute Neuron Chips using technology licensed from us and require us to provide support and unspecified updates to the licensed technology over the terms of the agreements. We had a similar agreement with Motorola, which expired in January 2001. The Cypress agreement expires in April 2009, and the Toshiba agreement expires in January 2010. Motorola discontinued manufacturing and distribution of Neuron Chips after January 31, 2001. While we developed the first version of the Neuron Chip, Motorola and Toshiba subsequently developed improved, lower-cost versions of the Neuron Chip that are presently used in products that our customers and we develop and sell. We currently have no other source of supply for Neuron Chips and have neither the resources nor the skills to replace Toshiba or Cypress as a manufacturer of Neuron Chips. Both Motorola and Toshiba have played, and Toshiba and Cypress are expected to play, a key role in the development and marketing of LONWORKS technology. If we lose Toshiba or Cypress as a supplier, we may not be able to locate an alternate source for the design, manufacture or distribution of Neuron Chips.

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

     Our sales and marketing operations are located in nine countries. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 67.4% of our total revenues for the first quarter of 2001 and 62.4% of our total revenues for the same period in 2000. Our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. In addition, we may not be able to maintain or increase the international demand for our products. Additional risks inherent in our international business activities generally include the following:

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

     Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business that we transact in other countries in any quarter, the timing of our revenues and our ability to forecast our projected operating results for such quarter. The portion of our revenues that were conducted in currencies other than the U.S. dollar, principally the Japanese yen, was about 6.9% for the first quarter of 2001 and 10.3% for the same period in 2000. Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The introduction of the Euro as the standard currency in participating European countries may also impact our ability to transact sales in U.S. dollars. We have agreed with EBV, our European distributor, that upon notice from EBV, we will sell our products to EBV in Euros rather than U.S. dollars. We do not know when or if EBV will give such notice. If fewer of our sales in Europe are transacted in U.S. dollars, we may experience an increase in currency translation adjustments, particularly as a result of general economic conditions in Europe as a whole. We do not currently engage in currency hedging transactions or otherwise cover our foreign currency exposure.

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

     As of April 30, 2001, our directors and executive officers, together with certain entities affiliated with them, beneficially owned 37.4% of our outstanding stock.

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


                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     On July 19, 2000, an individual, Kathleen Calabrese, brought suit against our company by adding our company to one of five defendants in her amended complaint filed in the Federal District Court for the Northern District of Illinois. Calabrese sued for alleged direct and indirect infringement of a recently expired patent claiming a data relay system. We believe that we did not infringe the patent. On March 26, 2001, we reached a settlement agreement related to the Calabrese lawsuit, pursuant to which we would pay Calabrese $475,000 in full settlement of all her claims against our company. As part of the settlement, Calabrese released and discharged us, our customers, our distributors and users of our products, and any third party manufacturers, distributors, system integrators and users of products incorporated in LONWORKS networks, of any claims related to the patent in question. We also released and discharged any claims against Calabrese related to the patent in question.

Item 2.   Changes In Securities

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission Of Matters To A Vote Of Security Holders

     None.

Item 5.   Other Information

     On February 7, 2001, we acquired ARIGO Software GmbH, a Beckum, Germany based developer of LONWORKS hardware and software products. We paid cash for the acquisition and will account for it as a purchase transaction.

Item 6.   Exhibits and Reports On Form 8-K

       (a)    Exhibits

              None.

       (b)    Reports on Form 8-K

              None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ECHELON CORPORATION

Date:     May 14, 2001                    By:/s/ Oliver R. Stanfield
                                             --------------------------------
                                             Oliver R. Stanfield,
                                             Vice President Finance and Chief
                                             Financial Officer (Duly Authorized
                                             Officer and Principal Financial and
                                             Accounting Officer)