Form 10-Q
period 2001-06-30
ECHELON CORP
filed 2001-08-14
CIK 31347

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 --------------
                                    FORM 10-Q
                                 --------------
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                                    000-29748
                            (Commission file number)

                                 --------------

                               ECHELON CORPORATION
             (Exact name of registrant as specified in its charter)

                                 --------------

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No |_|

       As of July 31, 2001, 38,732,542 shares of the Registrant's common stock were outstanding.

================================================================================

                               ECHELON CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                      INDEX

                                                                                                             Page
                                                                                                           ---------
Part I.          FINANCIAL INFORMATION
Item 1.          Financial Statements
                 Condensed Consolidated Balance Sheets as of June 30, 2001 and
                   December 31, 2000.......................................................................   3
                 Condensed Consolidated Statements of Operations for the three months and six months
                   ended June 30, 2001 and June 30, 2000...................................................   4
                 Condensed Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2001 and June 30, 2000.........................................................    5
                 Notes to Condensed Consolidated Financial Statements......................................   6
Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                   Operations..............................................................................   11
Item 3.          Quantitative and Qualitative Disclosures About Market Risk................................   14

Part II.         OTHER INFORMATION
Item 1.          Legal Proceedings.........................................................................   24
Item 2.          Changes in Securities and Use of Proceeds.................................................   24
Item 3.          Defaults upon Senior Securities...........................................................   24
Item 4.          Submission of Matters to a Vote of Security Holders.......................................   24
Item 5.          Other Information.........................................................................   24
Item 6.          Exhibits and Reports on Form 8-K..........................................................   24

SIGNATURE..................................................................................................   24



                           FORWARD-LOOKING INFORMATION

     This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future that are forward-looking. These statements include those discussed in Item 1, Business, including "General," "Industry Background," "Our Solution," "Strategy," "Markets, Applications and Customers," "Products and Services" and "Product Development," in Item 2, "Properties," in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, including "Liquidity and Capital Resources," "New Accounting Standards" and "Factors That May Affect Future Results of Operations," and elsewhere in this report. These statements include statements concerning projected revenues, international revenues, expenses, gross profit, income, product development and market acceptance of our products.

     In this report, the words "anticipate," "believe," "expect," "intend," "future," "moving toward" and similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those set forth in the section entitled "Factors That May Affect Future Results of Operations" and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ.

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements


                               ECHELON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                       June 30,     December 31,
                                                                                         2001           2000
                                                                                     ------------   -------------
                                                                                     (unaudited)
                                      ASSETS

CURRENT ASSETS:
    Cash and cash equivalents.....................................................   $     70,709   $    117,664
    Short-term investments........................................................         68,891         33,129
    Accounts receivable, net......................................................         10,494          9,548
    Inventories...................................................................         11,243          5,745
    Other current assets..........................................................          5,570          5,203
                                                                                     ------------   ------------
        Total current assets......................................................        166,907        171,289
                                                                                     ------------   ------------

    Property and equipment, net...................................................          5,151          3,085
    Other long-term assets........................................................          6,172          1,302
                                                                                     ------------   ------------
                                                                                     $    178,230   $    175,676
                                                                                     ============   ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable..............................................................   $      5,488   $      4,200
    Accrued liabilities...........................................................          2,172          1,606
    Deferred revenues.............................................................            596          1,106
                                                                                     ------------   ------------
        Total current liabilities.................................................          8,256          6,912
                                                                                     ------------   ------------

LONG-TERM LIABILITIES:
    Deferred rent ................................................................              8              3
                                                                                     ------------   ------------
        Total long-term liabilities ..............................................              8              3
                                                                                     ------------   ------------

STOCKHOLDERS' EQUITY:
    Common stock..................................................................            386            380
    Additional paid-in capital....................................................        264,361        263,248
    Accumulated other comprehensive loss..........................................           (396)          (330)
    Deferred compensation.........................................................           (123)          (215)
    Accumulated deficit...........................................................        (94,262)       (94,322)
                                                                                     ------------   ------------
        Total stockholders' equity................................................        169,966        168,761
                                                                                     ------------   ------------
                                                                                     $    178,230   $    175,676
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

                               ECHELON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended        Six Months Ended
                                                                        June 30,                 June 30,
                                                                 ----------------------   ----------------------
                                                                    2001        2000         2001        2000
                                                                 ----------  ----------   ----------  ----------
REVENUES:
    Product...................................................   $   13,247  $   12,100   $   25,359  $   23,040
    Service...................................................          670         551        1,146       1,054
                                                                 ----------  ----------   ----------  ----------
        Total revenues........................................       13,917      12,651       26,505      24,094
                                                                 ----------  ----------   ----------  ----------

COST OF REVENUES:
    Cost of product...........................................        5,600       4,371        9,853       8,655
    Cost of service...........................................          686         548        1,223       1,030
                                                                 ----------  ----------   ----------  ----------
        Total cost of revenues................................        6,286       4,919       11,076       9,685
                                                                 ----------  ----------   ----------  ----------
        Gross profit..........................................        7,631       7,732       15,429      14,409
                                                                 ----------  ----------   ----------  ----------

OPERATING EXPENSES:
    Product development.......................................        4,064       2,912        7,888       5,275
    Sales and marketing.......................................        3,848       4,162        7,739       8,240
    General and administrative................................        1,487       1,460        3,801       2,629
                                                                 ----------  ----------   ----------  ----------
        Total operating expenses..............................        9,399       8,534       19,428      16,144
                                                                 ----------  ----------   ----------  ----------
        Loss from operations..................................       (1,768)       (802)      (3,999)     (1,735)
    Interest and other income, net............................        1,807         330        4,061         652
                                                                 ----------  ----------   ----------  ----------
        Income/(loss) before provision for income taxes.......           39        (472)          62      (1,083)
PROVISION FOR INCOME TAXES....................................            1          36            2          76
                                                                 ----------  ----------   ----------  ----------
    Net income/(loss).........................................   $       38  $     (508)  $       60  $   (1,159)
                                                                 ==========  ==========   ==========  ==========

    Net income/(loss) per share:
        Basic.................................................   $     0.00  $    (0.01)  $     0.00  $    (0.03)
                                                                 ==========  ==========   ==========  ==========
        Diluted...............................................   $     0.00  $    (0.01)  $     0.00  $    (0.03)
                                                                 ==========  ==========   ==========  ==========
    Shares used in computing net income/(loss) per share:
        Basic.................................................       38,482      34,507       38,315      34,079
                                                                 ==========  ==========   ==========  ==========
        Diluted...............................................       41,458      34,507       41,154      34,079
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

                               ECHELON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                          ----------------------
                                                                                             2001        2000
                                                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(loss)..................................................................   $       60  $   (1,159)
    Adjustments to reconcile net income/(loss) to net cash used in operating activities:
       Depreciation and amortization...................................................          942         561
       Provision for doubtful accounts.................................................          130         ---
       Deferred compensation expense...................................................           92          92
       Change in operating assets and liabilities:
         Accounts receivable...........................................................       (1,076)       (923)
         Inventories...................................................................       (5,498)     (2,904)
         Other current assets..........................................................         (367)     (1,190)
         Accounts payable..............................................................        1,288         932
         Accrued liabilities...........................................................          566         589
         Deferred revenues.............................................................         (510)       (378)
         Deferred rent.................................................................            5         ---
                                                                                          ----------  ----------
            Net cash used in operating activities......................................       (4,368)     (4,380)
                                                                                          ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of available-for-sale short-term investments..............................      (38,715)       (509)
    Proceeds from maturities and sales of available-for-sale short-term investments....        2,953       9,815
    Unrealized gains on securities.....................................................          375           7
    Change in other long-term assets...................................................       (5,104)       (765)
    Capital expenditures...............................................................       (2,775)       (770)
                                                                                          ----------  ----------
            Net cash provided by (used in) investing activities........................      (43,266)      7,778
                                                                                          ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock.............................................        1,119       4,141

EFFECT OF EXCHANGE RATE CHANGES ON CASH................................................         (440)        (50)
                                                                                          ----------  ----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS...................................      (46,955)      7,489

CASH AND CASH EQUIVALENTS:
    Beginning of period................................................................      117,664       9,336
                                                                                          ----------  ----------
    End of period......................................................................   $   70,709  $   16,825
                                                                                          ==========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for income taxes.........................................................   $       53  $       48
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

       Revenue Recognition and Product Warranty

       The Company's revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for 9.2% of total revenues for the quarter ended June 30, 2001 and 12.2% for the same period in 2000, and 10.3% of total revenues for the six months ended June 30, 2001 and 10.3% for the same period in 2000. Service revenues consist of product support (including software post-contract support services), training, and custom software development services.

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations. For hardware sales, including sales to distributors, these criteria are generally met at the time of shipment to the customer. For software licenses, these criteria are generally met upon shipment to the final end-user. The Company provides limited post-contract customer support (PCS), consisting primarily of technical support and "bug" fixes. In accordance with Statement of Position
(SOP) 97-2, "Software Revenue Recognition," revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Revenue for the software license element is recognized at the time of delivery of the application product to the end-user. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue for the PCS element, the total amount of which is determined from the stand-alone price of providing this service, is recognized over the service period. The costs of providing these services are expensed when incurred. Estimated reserves for warranty costs as well as reserves for sales returns and allowances related to anticipated return of products sold to distributors with limited rights of return, which are not material to the consolidated financial statements, are recorded at the time of shipment. The Company generally has not had any significant post-delivery obligations associated with the sale of its products. Service revenue is recognized as the training services are performed, or ratably over the term of the support period. In the case of custom software development services, revenue is recognized when the software has been accepted by the customer.

       Cash, Cash Equivalents and Short-Term Investments

       The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of three months or less as cash and cash equivalents. The Company classifies its investments in debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of June 30, 2001, the Company's available-for-sale securities had contractual maturities from three to twenty-four months and an average maturity of nine months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of June 30, 2001, the amortized cost basis, aggregate fair value and gross unrealized holding losses by major security type were as follows (in thousands):

                                                                                         Unrealized
                                                                 Amortized    Aggregate    Holding
                                                                    Cost     Fair Value     Gains
                                                                 ----------  ----------  ----------
U.S. government securities.....................................  $    7,121  $    7,126  $        5
U.S. corporate securities:
   Corporate notes and bonds...................................      61,375      61,765         390
                                                                 ----------  ----------  ----------
Total investments in debt and equity securities................  $   68,496  $   68,891  $      395
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

     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months and six months ended June 30, 2001 (in thousands):

                                                                    Three         Six
                                                                   Months       Months
                                                                    Ended        Ended
                                                                   June 30,     June 30,
                                                                     2001         2001
                                                                 -----------   ----------
Net income/(loss) (Numerator):
    Net income/(loss), basic & diluted........................    $      38    $      60
                                                                 ==========    =========
Shares (Denominator):
    Weighted average common shares outstanding................       38,539       38,372
    Weighted average common shares outstanding
        subject to repurchase.................................          (57)         (57)
                                                                 ----------    ---------
    Shares used in basic computation..........................       38,482       38,315
    Weighted average common shares outstanding
        subject to repurchase.................................           57           57
    Common shares issuable upon exercise of stock
        options (treasury stock method).......................        2,668        2,536
    Common shares issuable upon exercise of
        warrants (treasury stock method)......................          258          255
    Average unamortized deferred compensation.................           (7)          (9)
                                                                 ----------    ---------
    Shares used in diluted computation........................       41,458       41,154
                                                                 ==========    =========
 Net income/(loss) per share:

    Basic.....................................................   $     0.00    $    0.00
                                                                 ==========    =========
    Diluted...................................................   $     0.00    $    0.00
                                                                 ==========    =========

     For the three months and six months ended June 30, 2001, stock options in the amount of 1,998,882 and 1,945,277, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

     For the three months and six months ended June 30, 2000, no diluted net loss per share calculation was performed as the inclusion of potentially dilutive stock options and warrants of 4,554,526 and 4,842,434, respectively, would be anti-dilutive.

       New Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS 141), "Business Combinations", and Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 141 and 142 will change the accounting for business combinations and goodwill. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, which will be adopted by the Company effective January 1, 2002. The Company is currently reviewing and assessing the impact SFAS 141 and 142 will have on its financial statements.

3.  Inventories:

       Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                                                         June 30,     December 31,
                                                                           2001           2000
                                                                       -------------  -------------
                                                                        (unaudited)
Purchased materials..................................................  $       4,235  $       3,599
Work-in-process......................................................             10             10
Finished goods.......................................................          6,998          2,136
                                                                       -------------  -------------
                                                                       $      11,243  $       5,745
                                                                       =============  =============

4.  Accrued Liabilities:

       Accrued liabilities consist of the following (in thousands):


                                                                         June 30,     December 31,
                                                                           2001           2000
                                                                       -------------  -------------
                                                                        (unaudited)
Accrued payroll and related costs....................................  $       1,433  $       1,171
Accrued marketing costs..............................................            386            367
Other accrued liabilities............................................            353             68
                                                                       -------------  -------------
                                                                       $       2,172  $       1,606
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

       The Company operates in one principal industry segment: the design, manufacture and sale of products for the controls network industry, and markets its products primarily to the building automation, industrial automation, transportation, and utility/home automation markets. The Company's products are marketed under the LONWORKS(R) brand name, which provides the infrastructure and support required to implement and deploy open, interoperable, control network solutions. All of the Company's products either incorporate or operate with the Neuron(R) Chip and/or the LONWORKS protocol. The Company also provides services to customers which consist of technical support and training courses covering its LONWORKS network technology and products. The Company offers about 90 products and services that together constitute the LONWORKS system. Any given customer purchases a small subset of such products and services that are appropriate for that customer's application.

       The Company manages its business primarily on a geographic basis. The Company's geographic areas are comprised of the Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific/ Japan ("APJ"). Each geographic area provides products and services as further described in Note 1. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company has no long-lived assets, other than property and equipment, goodwill, and loans to certain key employees. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2001 and December 31, 2000, long-lived assets of about $8.3 million and $4.1 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because the information is not reviewed by the Executive Staff to make decisions about resources to be allocated to the geographic areas based on their performance.

       In North America, the Company sells its products through a direct sales organization. Outside the United States, direct sales, applications engineering and customer support are conducted through the Company's operations in Europe, Japan and China. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by geography for the quarters and six months ended June 30, 2001 and 2000 is as follows (in thousands):


                                                   Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                 ----------------------    ----------------------
                                                    2001        2000          2001        2000
                                                 ----------- ----------    ----------  ----------
Revenues from customers:
     Americas.................................    $   4,599  $   3,776     $   8,696   $   7,875
     EMEA.....................................        7,017      6,344        13,407      11,482
     APJ......................................        2,301      2,324         4,394       4,324
     Unallocated..............................            0        207             8         413
                                                  ---------  ---------     ---------   ---------
         Total................................    $  13,917  $  12,651     $  26,505   $  24,094
                                                  =========  =========     =========   =========
Gross profit:
     Americas.................................    $   2,960  $   2,352     $   5,653   $   4,737
     EMEA.....................................        3,168      3,711         6,912       6,633
     APJ......................................        1,503      1,462         2,856       2,626
     Unallocated..............................            0        207             8         413
                                                  ---------  ---------     ---------   ---------
         Total................................    $   7,631  $   7,732     $  15,429   $  14,409
                                                  =========  =========     =========   =========
Loss from operations:
     Americas.................................    $   2,008  $   1,271     $   3,729   $   2,618
     EMEA.....................................        2,454      2,880         5,440       4,877
     APJ......................................          595        516         1,032         741
     Unallocated..............................       (6,825)    (5,469)      (14,200)     (9,971)
                                                  ---------  ---------     ---------   ---------
         Total................................    $  (1,768) $    (802)    $  (3,999)  $  (1,735)
                                                  =========  =========     =========   =========

       One customer, the sole independent distributor of the Company's products in Europe, accounted for 21.1% of total revenues for the quarter ended June 30, 2001 and 27.5% for the same period in 2000, and 25.4% of total revenues for the six months ended June 30, 2001 and 27.4% for the same period in 2000.

6.  Income Taxes:

       The provision for income taxes for the three months and six months ended June 30, 2001 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company's effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes for the three months and six months ended June 30, 2000 primarily consist of taxes related to profitable foreign subsidiaries and various state minimum taxes.

7.  Related Party:

     In June 2000, the Company entered into a stock purchase agreement with ENEL S.p.A., an Italian utility company ("ENEL"). At the same time, the Company also entered into a research and development agreement with an affiliate of ENEL. Under the terms of the R&D agreement, the Company will cooperate with ENEL to integrate LONWORKS technology into ENEL's remote metering management project in Italy. For the quarter and six months ended June 30, 2001, the Company has recognized approximately $2.6 million and $2.8 million respectively, of revenue related to the R&D agreement, $2.6 million of which is included in Accounts Receivable at June 30, 2001.

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

Overview

     We develop, market and support a family of hardware and software products and services that enables original equipment manufacturers, or OEMs, and systems integrators to design and implement open, interoperable, distributed control networks. We offer our products and services to OEMs and systems integrators in the building, industrial, transportation, utility/home and other automation markets. We provide a variety of technical training courses related to our products and underlying technology. To assist customers in trouble-shooting application issues, we provide customer support on a per-incident or annual contract basis. We also provide custom software development services to our customers.

     We market our products and services in North America, Europe, Japan, South America and selected Asia-Pacific countries through a direct sales organization augmented with the use of third-party distributors and systems integrators. International sales, which include both export sales and sales by international subsidiaries, accounted for 66.9% of our total revenues for the second quarter of 2001 and 68.5% for the same period in 2000, and 67.2% of total revenues for the six months ended June 30, 2001 and 65.6% for the same period in 2000. The percentage of our revenues denominated in currencies other than the U.S. dollar, principally the Japanese yen, was 8.9% for the second quarter of 2001 and 10.1% for the same period in 2000, and 7.9% of total revenues for the six months ended June 30, 2001 and 10.2% for the same period in 2000. However, this percentage may increase over time as we respond to market requirements to sell our products and services in local currencies, such as the Euro. As a result, our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. We expect that international sales will continue to constitute a significant portion of total revenues.

     We derive our revenues primarily from the sale and licensing of our products and, to a lesser extent, from fees associated with training and technical support offered to our customers. Our product revenues consist of revenues from sales of transceivers, control modules, routers, network interface devices and development tools and from licenses of network services software products. Revenues from software licensing arrangements accounted for 9.2% of total revenues for the quarter ended June 30, 2001 and 12.2% for the same period in 2000, and 10.3% of total revenues for the six months ended June 30, 2001 and 10.3% for the same period in 2000. Our service revenues consist of product support (including software post-contract support services), training, and custom software development services. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations. For hardware sales, including sales to distributors, these criteria are generally met at the time of shipment to the customer. For software sales, these criteria are generally met upon shipment to the final end-user. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We record estimated reserves for warranty costs as well as for sales returns and allowances related to anticipated return of products sold to distributors with limited rights of return, at the time we sell the products. We generally have not had any significant post-delivery obligations associated with the sale of our products. We recognize service revenues as we perform the services, or ratably over the term of the support period. In the case of custom software development services, revenue is recognized when the software has been accepted by the customer.

     Although we generated a profit of $38,000 in the second quarter of 2001, and for the fourth consecutive quarter, we have incurred net losses in all other periods since our inception. We may not be able to sustain this profitability on a quarterly or annual basis. We plan to continue to invest heavily in product development to implement open control networks. Our development projects include the development of hardware and software products to support ENEL's program, development of transceivers, control modules, routers, network interface devices, network management software, development tools, and the i.LON(TM) 1000 Internet Server. Furthermore, because our strategy depends significantly on achieving broad adoption of our LONWORKS technology across many industries worldwide, we plan to continue to invest heavily in selling and marketing to promote our products. We currently believe it is unlikely that our future rate of growth of product development, sales and marketing expenses will fall below their historical levels. As a result, we will need to significantly increase revenues over historical levels to sustain profitability in the future. Although our revenues have grown sequentially year over year, we cannot be certain that this growth will continue at the same rate, or that our revenues will not decline on a year over year basis.

     Our quarterly and annual results have varied significantly, and we expect our results to continue to vary. Many of the factors that can cause our results to vary are outside of our control. For example, our project with ENEL may not meet target dates, or could be cancelled altogether. In addition, the rates at which OEMs purchase our products and services can fluctuate. These rates are affected by the OEMs' own business cycles. Another factor is whether we can introduce new products in a timely manner. From time to time, we have delayed introducing new products beyond our projected shipping date. These delays have increased costs and postponed revenues. Because our future revenues depend on our ability to timely introduce new product offerings, any future delays could harm our business. Our expense levels are based substantially on the levels of future revenues that we expect to generate. Consequently, if our revenues are less than we expect, our expense levels could be disproportionately high as a percentage of total revenues, and our operating results could be harmed. In the past, we have sometimes failed to meet our expected targets for revenues. In addition, declines in sales of our existing products over time have hurt the growth of our revenues.

Results of Operations

       Revenues

       Total. Total revenues grew to $13.9 million in the second quarter of 2001 from $12.7 million in the second quarter of 2000. Total revenues for the six months ended June 30, 2001 grew to $26.5 million from $24.1 million in the same period in 2000. The 10.0% increase in total revenues between the two quarters and 10.0% increase between the two six months periods was primarily the result of an increase in product revenues. One customer, EBV, the sole independent distributor of our products in Europe, accounted for 21.1% of total revenues for the second quarter of 2001 and 27.5% of total revenues for the same period in 2000, and 25.4% of total revenues for the six months ended June 30, 2001 and 27.4% of total revenues for the same period in 2000.

       Product. Product revenues grew to $13.2 million in the second quarter of 2001 from $12.1 million in the second quarter of 2000. Product revenues for the six months ended June 30, 2001 grew to $25.4 million from $23.0 million for the same period in 2000. The 9.5% increase in product revenues between the two quarters was primarily the result of an increase in sales of control and connectivity products and i.LON products, partially offset by slight decreases in LonPoint(R) products, development tools, and network services products. The 10.1% increase in product revenues between the two six month periods was primarily the result of an increase in sales of control and connectivity products, partially offset by slight decreases in LonPoint and network services products.

       Service. Service revenues grew to $670,000 in the second quarter of 2001 from $551,000 in the second quarter of 2000. Service revenues grew slightly to $1.2 million for the six months ended June 30, 2001 from $1.1 million in the second quarter of 2000. The 21.6% increase in service revenues between the two quarters was primarily the result of an increase in custom software development revenues, partially offset by a slight decrease in training revenues. The 8.7% increase in service revenues between the two six month periods was primarily the result of increases in custom software development and customer support revenues offset by a reduction in training revenues.

       Cost of Revenues

       Cost of product. Cost of product revenues consists of costs associated with the purchase of components and subassemblies, as well as allocated labor, overhead and manufacturing variance costs associated with the packaging, preparation and shipment of products. Cost of product revenues in the second quarter of 2001 was $5.6 million compared to $4.4 million for the same period in 2000, representing product gross margins of 57.7% for the second quarter of 2001 and 63.9% for the same period in 2000. Cost of product revenues for the six months ended June 30, 2001 increased to $9.9 million from $8.7 million in the same period of 2000 representing product gross margin of 61.1% for the six months ended June 30, 2001 and 62.4% for the same period in 2000. The decline in product gross margin percentage for the two quarters was primarily the result of shipping our first quantity volumes of product under the ENEL program, and, to a lesser extent, changes in the mix of other products sold and fluctuations in overhead spending rates. The change in product gross margin percentage for the two six month periods was primarily due to fluctuations in overhead spending rates as well as the mix of products sold during the two periods, particularly those products shipped under the terms of our agreement with ENEL.

       Cost of service. Cost of service revenues consists of employee-related costs as well as direct costs incurred in providing training and customer support services. Cost of service revenues increased to $686,000 for the second quarter of 2001 from $548,000 for the comparative period in 2000, an increase of 25.2%, representing service gross margins of (2.4%) for the second quarter of 2001 and 0.5% for the same period in 2000. Cost of service revenues for the six months ended June 30, 2001 increased to $1.2 million from $1.0 million, an increase of 18.7%, representing service gross margins of (6.7)% for the six months ended June 30, 2001 and 2.3% for the same period in 2000. The decline in service gross margins for both the quarter and six months was primarily due to increased personnel costs.

       Operating Expenses

       Product development. Product development expenses consist primarily of payroll and related expenses for development personnel, expensed material and facility costs associated with the development of new technologies and products. Product development expenses for the second quarter of 2001 grew to $4.1 million from $2.9 million in the second quarter of 2000, representing 29.2% of total revenues for the second quarter of 2001 and 23.0% of total revenues for the same period in 2000. Product development expenses for the six months ended June 30, 2001 increased to $7.9 million from $5.3 million in the same period of 2000, representing 29.8% of total revenues for the six months ended June 30, 2001 and 21.9% of total revenues for the same period in 2000. This increase in product development expenses for both the quarter and six months was primarily the result of increased personnel and consultant costs, increased expensed material and depreciation costs, and expenses related to the operation of Arigo Software GmbH which we acquired in February 2001.

       Sales and marketing. Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, advertising and product promotion and facilities costs associated with our sales and support offices. Sales and marketing expenses for the second quarter of 2001 decreased to $3.8 million from $4.2 million in the second quarter of 2000, representing 27.6% of total revenues for the second quarter of 2001 and 32.9% of total revenues for the same period in 2000. Sales and marketing expenses for the six months ended June 30, 2001 decreased to $7.7 million from $8.2 million in the same period of 2000, representing 29.2% of total revenues for the six months ended June 30, 2001 and 34.2% of total revenues for the same period in 2000. This decrease in sales and marketing expenses for both the quarter and six months was the result of decreased worldwide personnel and advertising costs partially offset by increased travel expenses.

       General and administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expenses in the second quarter of 2001 increased to $1.49 million from $1.46 million in the second quarter of 2000, representing 10.7% of total revenues for the second quarter of 2001 and 11.5% of total revenues for the same period in 2000. General and administrative expenses for the six months ended June 30, 2001 increased to $3.8 million from $2.6 million in the same period in 2000, representing 14.3% of total revenues for the six months ended June 30, 2001 and 10.9% of total revenues for the same period in 2000. This increase in general and administrative expenses for the six months was primarily the result of legal fees and the $475,000 settlement charge related to the Calabrese patent infringement lawsuit, and to a lesser extent, an increase in our provision for bad debts.

       Interest and other income, net

       Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. Interest and other income, net for the second quarter of 2001 increased to $1.8 million from $330,000 for the comparable period in 2000. Interest and other income, net for the six months ended June 30, 2001 increased to $4.1 million from $652,000 for the same period in 2000. This increase was primarily due to the higher average balance of invested cash during the comparative periods in 2001.

       Provision for income taxes

       The provision for income taxes for the quarter and six months ended June 30, 2001 includes a provision for Federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes for the quarter and six months ended June 30, 2000 primarily consist of taxes related to profitable foreign subsidiaries and various state minimum taxes. Income taxes were $1,000 for the second quarter of 2001 and $36,000 for the same period in 2000. Income taxes were $2,000 for the six months ended June 30, 2001 and $76,000 for the same period in 2000.

Liquidity and Capital Resources

       Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through June 30, 2001, we raised $264.7 million from the sale of preferred stock and common stock.

       As of June 30, 2001, we had cash, cash equivalents and short-term investments of $139.6 million. Net cash used in operating activities was $4.4 million for the six months ended June 30, 2001 compared to $4.4 million during the same period of 2000. Cash used in 2001 was principally the result of a planned increase in inventories, increases in accounts receivable and other current assets, and a decrease in our deferred revenues, partially offset by increases in accounts payable and accrued liabilities. Cash used in 2000 was principally the result of a planned increase in inventories, increases in other current assets and accounts receivable, and the net loss.

       Net cash used for investing activities for the six months ended June 30, 2001 of $43.3 million was principally due to the purchase of available-for-sale short-term investments, a $5.1 million increase in other long-term assets, and by capital expenditures of $2.8 million. For the six months ended June 30, 2000, net cash provided by investing activities of $7.8 million was principally due to the net proceeds from maturities and sales of available-for-sale investments, slightly offset by capital expenditures of $770,000 and an increase in other long-term assets of $765,000.

       Net cash provided by financing activities of $1.1 million for the six months ended June 30, 2001 and $4.1 million for the six months ended June 30, 2000 was principally due to the proceeds received from the exercise of stock options by employees.

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

New Accounting Standards

       In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS 141), "Business Combinations", and Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 141 and 142 will change the accounting for business combinations and goodwill. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, which will be adopted by the Company effective January 1, 2002. The Company is currently reviewing and assessing the impact SFAS 141 and 142 will have on its financial statements.

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

       There has not been any material change in our exposure to interest rate and foreign currency risks since the date of our Form 10-K for the year ended December 31, 2000.

       Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All our investments are in high-credit quality issuances, and, by our company policy, are limited in the amount of credit exposure to any one issuer. We ensure the safety and preservation of the invested principal funds by investing only in marketable securities with active secondary or resale markets to maintain portfolio liquidity. The table below presents principal amounts and related weighted average interest rates for our investment portfolio at June 30, 2001. According to our policy, all investments mature in two years or less.

                                                                        Carrying         Average
                                                                         Amount       Interest Rate
                                                                      -------------   -------------
                                                                      (in thousands)
Cash Equivalents:
   U.S. corporate securities.......................................   $      68,918            3.89%
                                                                      -------------   -------------
       Total cash equivalents......................................   $      68,918            3.89%
                                                                      -------------   -------------
Short-term Investments:
   U.S. corporate securities.......................................   $      61,765            5.44%
   U.S. government securities......................................           7,126            4.16%
                                                                      -------------   -------------
       Total short-term investments................................   $      68,891            5.33%
                                                                      -------------   -------------
       Total investment securities.................................   $     137,809            4.61%
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

        Although we generated a profit of $38,000 in the second quarter of 2001, and for the fourth consecutive quarter, we have incurred net losses in all other periods since our inception. As of June 30, 2001, we had an accumulated deficit of $94.3 million. We have invested and continue to invest significant financial resources in product development, marketing and sales. If our revenues do not increase significantly as a result of these expenditures, we may not be able to sustain profitability. There is also no guarantee that our profitability will continue or increase on a quarterly or annual basis. Our future operating results will depend on many factors, including:

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

       .    the nature of our business and markets requires rapid progress;

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

       Currently, significant portions of our revenues are derived from sales by EBV, the sole independent distributor of our products to OEMs in Europe. EBV accounted for 21.1% of total revenues for the quarter ended June 30, 2001 and 27.5% of total revenues for the same period in 2000. EBV accounted for 25.4% of total revenues for the six months ended June 30, 2001 and 27.4% of total revenues for the same period in 2000. Our current agreement with EBV expires in December 2001. In addition, as part of our distribution strategy, we intend to develop distribution arrangements with systems integrators. In particular, we expect that a significant portion of our future revenues will be derived from sales by such systems integrators. If EBV, or any other existing or future distributor, fails to dedicate sufficient resources and efforts to marketing and selling our products, our revenues could decrease. If EBV significantly reduces the stocking levels for our products, both our revenues and customer service levels would decrease. In that case, we might be required to add our own pan-European distribution capability to meet the needs of our customers. Our business will be harmed if we fail to do any of the following:

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

     The Neuron Chip is an important component that our customers use in control network nodes. In addition, the Neuron Chip is an important device that we use in many of our products. Neuron Chips are currently manufactured and distributed by Toshiba, and will be in the future by Cypress Semiconductor. We have entered into licensing agreements with each of Toshiba and Cypress. The agreements, among other things, grant Toshiba and Cypress the worldwide right to manufacture and distribute Neuron Chips using technology licensed from us and require us to provide support and unspecified updates to the licensed technology over the terms of the agreements. The Cypress agreement expires in April 2009, and the Toshiba agreement expires in January 2010. While we developed the first version of the Neuron Chip, Toshiba subsequently developed improved, lower-cost versions of the Neuron Chip that are presently used in products that our customers and we develop and sell. We currently have no other source of supply for Neuron Chips and have neither the resources nor the skills to replace Toshiba or Cypress as a manufacturer of Neuron Chips. Both Toshiba and Cypress are expected to play a key role in the development and marketing of LONWORKS technology. If we lose Toshiba or Cypress as a supplier, we may not be able to locate an alternate source for the design, manufacture or distribution of Neuron Chips.

       Our future success will also depend significantly on our ability to successfully manufacture our products cost-effectively and in sufficient volumes. For most of our products requiring assembly, we use contract electronic manufacturers, including Able Electronics, Transpower Technologies, Escatec Electronics, WKK Technology and muRata Electronics. These contract electronic manufacturers procure material and assemble, test and inspect the final products to our specifications. This strategy involves certain risks. By using third parties to manufacture our products, we have reduced control over delivery schedules, product availability, manufacturing yields, quality and costs. In addition, contract electronic manufacturers can themselves experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers. We will also face risks if and when we transition between contract electronic manufacturers. For example, we may have to move raw material and in process inventory between locations in different parts of the world. Also, we would be required to reestablish acceptable manufacturing processes with a new work force.

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

       Competition in our markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To maintain and improve our competitive position, we must continue to develop and introduce, on a timely and cost-effective basis, new products, features and services that keep pace with the evolving needs of our customers. The principal competitive factors that affect the markets for our control network products include the following:

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

Many of our competitors develop, support and promote closed or proprietary control systems. If we are unable to promote and expand acceptance of open, interoperable control systems, our revenues and operating results may be harmed.

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

We promote an open technology platform that could increase our competition.

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

     Many of our products and the industries in which they are used are subject to U.S. and foreign regulation. Government regulatory action could greatly reduce the market for our products. For example, the power line medium, which is the communications medium used by some of our products, is subject to special regulations in North America, Europe and Japan. These regulations limit the ability of companies in general to use power lines as a communication medium. In addition, some of our competitors have attempted to use regulatory actions to reduce the market opportunity for some of our products or to increase the market opportunity for the competitors' products. In the late 1990's, we experienced efforts by CEMA, a trade association that developed a competing home automation protocol, to persuade the FCC to mandate use of its protocol in analog television and set-top box applications. We were a petitioner in litigation arising from a related FCC proceeding concerning commercial availability of these "navigation devices." An appeal under this case was decided in favor of the government. We decided not to seek Supreme Court review. Although these specific FCC and judicial proceedings are not a significant threat to our digital and Internet-based products, existing or future regulations or regulatory actions could adversely affect the market for our products or require us to expend significant management, technical or financial resources.

We face operational and financial risks associated with international operations.

     Our sales and marketing operations are located in nine countries. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 66.9% of our total revenues for the second quarter of 2001 and 68.5% of our total revenues for the same period in 2000, and 67.2% of our total revenues for the six months ended June 30, 2001 and 65.6% of our total revenues for the same period in 2000. Our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. In addition, we may not be able to maintain or increase the international demand for our products. Additional risks inherent in our international business activities generally include the following:

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

     Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business that we transact in other countries in any quarter, the timing of our revenues and our ability to forecast our projected operating results for such quarter. The portion of our revenues that were conducted in currencies other than the U.S. dollar, principally the Japanese yen, was about 8.9% for the second quarter of 2001 and 10.1% for the same period in 2000, and 7.9% for the six months ended June 30, 2001 and 10.2% for the same period in 2000. Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The use of the Euro as the standard currency in participating European countries may also impact our ability to transact sales in U.S. dollars. We have agreed with EBV, our European distributor, that upon notice from EBV, we will sell our products to EBV in Euros rather than U.S. dollars. We do not know when or if EBV will give such notice. If fewer of our sales in Europe are transacted in U.S. dollars, we may experience an increase in currency translation adjustments, particularly as a result of general economic conditions in Europe as a whole. We do not currently engage in currency hedging transactions or otherwise cover our foreign currency exposure.

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

     As of July 31, 2001, our directors and executive officers, together with certain entities affiliated with them, beneficially owned 36.7% of our outstanding stock.

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

       None.

Item 3.       Defaults Upon Senior Securities

       None.

Item 4.       Submission Of Matters To A Vote Of Security Holders

       The Company held its annual meeting of stockholders on June 11, 2001 (the "Annual Meeting"). At such meeting, the following directors were elected:
Richard M. Moley, Arthur Rock and M. Francesco Tato. Our incumbent directors, M. Kenneth Oshman, Robert J. Finocchio, Robert R. Maxfield, Armas Clifford Markkula, Jr. and Larry W. Sonsini will continue to serve on the Board. The only other matter submitted to stockholder vote at the Annual Meeting was the ratification of the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 2001. Voting results for the Arthur Andersen LLP appointment were as follows: For:
35,654,218; Against: 20,216; Abstain: 13,147; Broker Non-Votes: 0. Voting results for the election of the directors were as follows:

                                             Votes For:        Votes Withheld:
                                             ----------        ---------------

      Richard M. Moley....................   35,613,346             74,235

      Arthur Rock.........................   35,612,547             75,034

      M. Francesco Tato...................   35,041,801            645,780

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

                               ECHELON CORPORATION

Date:     August 14, 2001   By:/s/ Oliver R. Stanfield
                               -------------------------------------------------
                               Oliver R. Stanfield,
                               Vice President Finance and Chief Financial
                               Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)