Form 10-Q
period 2001-09-30
ECHELON CORP
filed 2001-11-14
CIK 31347

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

                For the quarterly period ended September 30, 2001

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

                               550 Meridian Avenue
                               San Jose, CA 95126
              (Address of principal executive office and zip code)

                                 (408) 938-5200
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [_]

       As of October 31, 2001, 38,539,682 shares of the Registrant's common stock were outstanding.

================================================================================

                               ECHELON CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX


                                                                                                             Page
                                                                                                           ---------
Part I.          FINANCIAL INFORMATION
Item 1.          Financial Statements
                 Condensed Consolidated Balance Sheets as of September 30, 2001 and
                  December 31, 2000 ......................................................................    3
                 Condensed Consolidated Statements of Operations for the three months and nine months
                  ended September 30, 2001 and September 30, 2000 ........................................    4
                 Condensed Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2001 and September 30, 2000 ..............................................    5
                 Notes to Condensed Consolidated Financial Statements ....................................    6
Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                  Operations .............................................................................   12
Item 3.          Quantitative and Qualitative Disclosures About Market Risk ..............................   16

Part II.         OTHER INFORMATION
Item 1.          Legal Proceedings .......................................................................   26
Item 2.          Changes in Securities and Use of Proceeds ...............................................   26
Item 3.          Defaults upon Senior Securities .........................................................   26
Item 4.          Submission of Matters to a Vote of Security Holders .....................................   26
Item 5.          Other Information .......................................................................   26
Item 6.          Exhibits and Reports on Form 8-K ........................................................   26


SIGNATURE ................................................................................................   26

                           FORWARD-LOOKING INFORMATION

     This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future that are forward-looking. These statements include those discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including "Liquidity and Capital Resources," "New Accounting Standards" and "Factors That May Affect Future Results of Operations," and elsewhere in this report. These statements include statements concerning projected revenues, international revenues, expenses, gross profit, income, product development and market acceptance of our products.

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

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                               ECHELON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                     September 30,   December 31,
                                                                                         2001           2000
                                                                                     -------------  -------------
                                                                                     (unaudited)
                                      ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ................................................       $      51,319  $     117,664
    Short-term investments ...................................................              70,188         33,129
    Accounts receivable, net .................................................              17,819          9,548
    Inventories ..............................................................              15,418          5,745
    Other current assets .....................................................               5,773          5,203
                                                                                     -------------  -------------
        Total current assets .................................................             160,517        171,289
                                                                                     -------------  -------------

    Property and equipment, net ..............................................              12,699          3,085
    Other long-term assets ...................................................               5,897          1,302
                                                                                     -------------  -------------
                                                                                     $     179,113  $     175,676
                                                                                     =============  =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable .........................................................       $       7,575  $       4,200
    Accrued liabilities ......................................................               2,102          1,606
    Deferred revenues ........................................................                 706          1,106
                                                                                     -------------  -------------
        Total current liabilities ............................................              10,383          6,912
                                                                                     -------------  -------------

LONG-TERM LIABILITIES:
    Deferred rent ............................................................                  10              3
                                                                                     -------------  -------------
        Total long-term liabilities ..........................................                  10              3
                                                                                     -------------  -------------

STOCKHOLDERS' EQUITY:
    Common stock .............................................................                 385            380
    Additional paid-in capital ...............................................             264,953        263,248
    Treasury stock ...........................................................              (3,191)           ---
    Accumulated other comprehensive income/(loss) ............................                 155           (330)
    Deferred compensation ....................................................                 (77)          (215)
    Accumulated deficit ......................................................             (93,505)       (94,322)
                                                                                     -------------  -------------
        Total stockholders' equity ...........................................             168,720        168,761
                                                                                     -------------  -------------
                                                                                     $     179,113  $     175,676
                                                                                     =============  =============


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ECHELON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended       Nine Months Ended
                                                                     September 30,            September 30,
                                                                 ----------------------   ----------------------
                                                                    2001        2000         2001        2000
                                                                 ----------  ----------   ----------  ----------
REVENUES:
    Product .................................................    $   17,655  $   11,738   $   43,014  $   34,778
    Service .................................................           328         491        1,474       1,545
                                                                 ----------  ----------   ----------  ----------
        Total revenues ......................................        17,983      12,229       44,488      36,323
                                                                 ----------  ----------   ----------  ----------

COST OF REVENUES:
    Cost of product .........................................         8,697       4,433       18,550      13,088
    Cost of service .........................................           518         422        1,741       1,452
                                                                 ----------  ----------   ----------  ----------
        Total cost of revenues ..............................         9,215       4,855       20,291      14,540
                                                                 ----------  ----------   ----------  ----------
        Gross profit ........................................         8,768       7,374       24,197      21,783
                                                                 ----------  ----------   ----------  ----------

OPERATING EXPENSES:
    Product development .....................................         4,320       2,866       12,208       8,141
    Sales and marketing .....................................         3,732       3,808       11,471      12,048
    General and administrative ..............................         1,438       1,360        5,239       3,989
                                                                 ----------  ----------   ----------  ----------
        Total operating expenses ............................         9,490       8,034       28,918      24,178
                                                                 ----------  ----------   ----------  ----------
        Loss from operations ................................          (722)       (660)      (4,721)     (2,395)
    Interest and other income, net ..........................         1,511         826        5,572       1,478
                                                                 ----------  ----------   ----------  ----------
        Income/(loss) before provision for income taxes .....           789         166          851        (917)
PROVISION FOR INCOME TAXES .................................             32          38           34         114
                                                                 ----------  ----------   ----------  ----------
    Net income/(loss) .......................................    $      757  $      128   $      817  $   (1,031)
                                                                 ==========  ==========   ==========  ==========

    Net income/(loss) per share:
        Basic ...............................................    $     0.02  $     0.00   $     0.02  $    (0.03)
                                                                 ==========  ==========   ==========  ==========
        Diluted .............................................    $     0.02     $  0.00   $     0.02  $    (0.03)
                                                                 ==========  ==========   ==========  ==========
    Shares used in computing net income/(loss) per share:
        Basic ...............................................        38,648      35,284       38,436      34,342
                                                                 ==========  ==========   ==========  ==========
        Diluted .............................................        41,526      39,483       41,273      34,342
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

                               ECHELON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                          -----------------------
                                                                                             2001         2000
                                                                                          ----------   ----------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Net income/(loss)..................................................................   $      817   $   (1,031)
    Adjustments to reconcile net income/(loss) to net cash used in operating activities:
       Depreciation and amortization ..................................................        1,492          895
       Provision for doubtful accounts ................................................          200          ---
       Deferred compensation expense ..................................................          138          138
       Change in operating assets and liabilities:
         Accounts receivable ..........................................................       (8,471)        (409)
         Inventories ..................................................................       (9,673)      (3,491)
         Other current assets .........................................................         (570)      (2,781)
         Accounts payable .............................................................        3,375          793
         Accrued liabilities ..........................................................          496         (666)
         Deferred revenues ............................................................         (400)        (595)
         Deferred rent ................................................................            7          ---
                                                                                          ----------   ----------
            Net cash used for operating activities ....................................      (12,589)      (7,147)
                                                                                          ----------   ----------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
    Purchase of available-for-sale short-term investments .............................      (51,571)      (1,829)
    Proceeds from maturities and sales of available-for-sale short-term investments ...       14,512       14,463
    Unrealized gains (losses) on securities ...........................................          669          (10)
    Change in other long-term assets ..................................................       (4,988)        (674)
    Capital expenditures ..............................................................      (10,713)      (1,151)
                                                                                          ----------   ----------
            Net cash provided by (used for) investing activities ......................      (52,091)      10,799
                                                                                          ----------   ----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Proceeds from issuance of common stock ............................................        1,710      135,122
    Repurchase of common stock ........................................................       (3,191)         ---
                                                                                          ----------   ----------
            Net cash provided by (used for) financing activities ......................       (1,481)     135,122
                                                                                          ----------   ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............................................         (184)         (98)
                                                                                          ----------   ----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ..................................      (66,345)     138,676

CASH AND CASH EQUIVALENTS:
    Beginning of period ...............................................................      117,664        9,336
                                                                                          ----------   ----------
    End of period .....................................................................   $   51,319   $  148,012
                                                                                          ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for income taxes ........................................................   $       78   $      108
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

     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000 included in its Form 10-K.

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

     Revenue Recognition and Product Warranty

     The Company's revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for 6.5% of total revenues for the quarter ended September 30, 2001 and 6.2% for the same period in 2000, and 8.7% of total revenues for the nine months ended September 30, 2001 and 8.9% for the same period in 2000. Service revenues consist of product support (including software post-contract support services), training, and custom software development services.

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

    Cash, Cash Equivalents and Short-Term Investments

    The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of three months or less as cash and cash equivalents. The Company classifies its investments in debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of September 30, 2001, the Company's available-for-sale securities had contractual maturities from three to twenty-four months and an average maturity of nine months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of September 30, 2001, the amortized cost basis, aggregate fair value and gross unrealized holding gains by major security type were as follows (in thousands):

                                                                                        Unrealized
                                                                 Amortized   Aggregate    Holding
                                                                   Cost     Fair Value     Gains
                                                                 ---------  ----------  ----------
      U.S. government securities............................     $   2,399  $    2,424  $       25
      U.S. corporate securities:
        Corporate notes and bonds...........................        67,122      67,764         642
                                                                 ---------  ----------  ----------
      Total investments in debt and equity securities.......     $  69,521  $   70,188  $      667
                                                                 =========  ==========  ==========

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

    The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months and nine months ended September 30, 2001 (in thousands):

                                                          Three         Nine
                                                         Months        Months
                                                          Ended        Ended
                                                        September    September
                                                        30, 2001     30, 2001
                                                        ---------    ---------
Net income/(loss) (Numerator):
    Net income/(loss), basic & diluted................  $     757    $     817
                                                        =========    =========
Shares (Denominator):
    Weighted average common shares outstanding .......     38,691       38,479
    Weighted average common shares outstanding
        subject to repurchase ........................        (43)         (43)
                                                        ---------    ---------
    Shares used in basic computation .................     38,648       38,436
    Weighted average common shares outstanding
        subject to repurchase ........................         43           43
    Common shares issuable upon exercise of stock
        options (treasury stock method) ..............      2,580        2,544
    Common shares issuable upon exercise of
        warrants (treasury stock method) .............        260          257
    Average unamortized deferred compensation ........         (5)          (7)
                                                        ---------    ---------
    Shares used in diluted computation ...............     41,526       41,273
                                                        =========    =========
 Net income/(loss) per share:
    Basic ............................................  $    0.02    $    0.02
                                                        =========    =========
    Diluted ..........................................  $    0.02    $    0.02
                                                        =========    =========

    For the three months and nine months ended September 30, 2001, and the three months ended September 30, 2000, stock options in the amount of 2,217,999, 2,034,128, and 263,065, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

     For the nine months ended September 30, 2000, no diluted net loss per share calculation was performed as the inclusion of 4,601,790 potentially dilutive stock options and warrants would be anti-dilutive.

     New Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 ("SFAS 141"), "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interest method is effective for transactions initiated after September 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after September 30, 2001. The Company believes that the adoption of this Statement will not have a material impact on its financial position, results of operations, or cash flows.

     In July 2001, the FASB also issued SFAS No. 142 ("SFAS 142"), "Goodwill and Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". Under the new Statement, goodwill and intangible assets with indefinite lives acquired on or after June 29, 2001 are not amortized, but instead are tested for impairment annually, primarily using the fair value approach, when there is an impairment indicator. In addition, SFAS 142 provides that other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill will be assigned to reporting units for purposes of impairment testing and segment reporting; and, effective January 1, 2002, goodwill and intangible assets with indefinite lives acquired before June 29, 2001 will no longer be subject to amortization, but will instead be subject to impairment tests in accordance with the new Statement.

     Upon adoption of SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $325,000 based on anticipated amortization for 2002. Goodwill amortization for the nine months ended September 30, 2001 was approximately $208,000.

     In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position, results of operations, or cash flows.


3. Inventories:

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

                                                    September 30,  December 31,
                                                        2001           2000
                                                    -------------  ------------
                                                    (unaudited)

     Purchased materials ........................   $      5,760   $       3,599
     Work-in-process ............................            171              10
     Finished goods .............................          9,487           2,136
                                                    ------------   -------------
                                                    $     15,418   $       5,745
                                                    ============   =============


4. Accrued Liabilities:

     Accrued liabilities consist of the following (in thousands):

                                                    September 30,  December 31,
                                                       2001           2000
                                                    -------------  -------------
                                                    (unaudited)

     Accrued payroll and related costs ..........   $      1,358   $     1,171
     Accrued marketing costs ....................            354           367
     Other accrued liabilities ..................            390            68
                                                    ------------   -----------
                                                    $      2,102   $     1,606
                                                    ============   ===========

5. Segment Disclosure:

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing business performance. The Company's chief operating decision-making group is the Executive Staff, which is comprised of the Chief Executive Officer, the Chief Operating Officer, and their direct reports. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information.

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

     The Company manages its business primarily on a geographic basis. The Company's geographic areas are comprised of the Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific/ Japan ("APJ"). Each geographic area provides products and services as further described in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company has no long-lived assets, other than property and equipment, goodwill, and loans to certain key employees. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2001 and December 31, 2000, long-lived assets of about $15.4 million and $4.1 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the Executive Staff when making decisions about resource allocation to the geographic areas based on their performance.

     In North America, the Company sells its products through a direct sales organization. Outside North America, direct sales, applications engineering and customer support are conducted through the Company's operations in Europe, Japan and China. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by geography for the quarters and nine months ended September 30, 2001 and 2000 is as follows (in thousands):

                                  Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                ----------------------   -----------------------
                                    2001      2000         2001         2000
                                --------    ----------   ---------   -----------
Revenues from customers:
     Americas ................   $  4,105    $  3,907    $ 12,801    $ 11,782
     EMEA ....................     10,020       5,678      23,427      17,160
     APJ .....................      3,858       2,422       8,252       6,766
     Unallocated .............         --         202           8         615
                                 --------    --------    --------    --------
         Total ...............   $ 17,983    $ 12,229    $ 44,488    $ 36,323
                                 ========    ========    ========    ========
Gross profit:
     Americas ................   $  2,575    $  2,392    $  8,228       7,129
     EMEA ....................      4,076       3,289      10,988       9,922
     APJ .....................      2,117       1,491       4,973       4,117
     Unallocated .............         --         202           8         615
                                 --------    --------    --------    --------
         Total ...............   $  8,768    $  7,374    $ 24,197    $ 21,783
                                 ========    ========    ========    ========
Income/(Loss) from operations:
     Americas ................   $  1,696    $  1,560    $  5,425    $  4,178
     EMEA ....................      3,260       2,489       8,700       7,366
     APJ .....................      1,211         398       2,243       1,139
     Unallocated .............     (6,889)     (5,107)    (21,089)    (15,078)
                                 --------    --------    --------    --------
         Total ...............   $   (722)   $   (660)   $ (4,721)   $ (2,395)
                                 ========    ========    ========    ========

     Products sold to ENEL and its designated manufacturers accounted for 38.3% of total revenues for the quarter ended September 30, 2001 and 0.2% for the same period in 2000, and 21.9% of total revenues for the nine months ended September 30, 2001 and 2.2% for the same period in 2000. In addition, EBV, the sole independent distributor of the Company's products in Europe, accounted for 18.2% of total revenues for the quarter ended September 30, 2001 and 28.4% for the same period in 2000, and 22.5% of total revenues for the nine months ended September 30, 2001 and 27.7% for the same period in 2000.

6. Income Taxes:

     The provision for income taxes for the three months and nine months ended September 30, 2001 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company's effective tax rate is primarily due to the beneficial impact of deferred taxes resulting from the utilization of net operating losses and to the impact of foreign taxes. Income taxes for the three months and nine months ended September 30, 2000 primarily consist of taxes related to profitable foreign subsidiaries and various state minimum taxes.

7. Related Party:

     In June 2000, the Company entered into a stock purchase agreement with ENEL S.p.A., an Italian utility company ("ENEL"). At the same time, the Company also entered into a research and development agreement with an affiliate of ENEL. Under the terms of the R&D agreement, the Company will cooperate with ENEL to integrate LONWORKS technology into ENEL's remote metering management project in Italy. For the quarter and nine months ended September 30, 2001, the Company has recognized revenue from products and services sold to ENEL and its designated manufacturers of approximately $6.9 million and $9.7 million, respectively, $9.5 million of which is included in Accounts Receivable at September 30, 2001.

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

9. Stock Repurchase Program:

     During the quarter ended September 30, 2001, the Company repurchased 265,000 shares of common stock under the Company's authorized repurchase program at a cost of $3.2 million. As of September 30, 2001, approximately 1.7 million shares remained available for repurchase under the program.

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

     We market our products and services in North America, Europe, Japan, South America and selected Asia-Pacific countries through a direct sales organization augmented with the use of third-party distributors and systems integrators. International sales, which include both export sales and sales by international subsidiaries, accounted for 77.2% of our total revenues for the third quarter of 2001 and 66.4% for the same period in 2000, and 71.2% of total revenues for the nine months ended September 30, 2001 and 65.9% for the same period in 2000. The percentage of our revenues denominated in currencies other than the U.S. dollar, principally the Japanese yen, was 6.2% for the third quarter of 2001 and 13.5% for the same period in 2000, and 7.2% of total revenues for the nine months ended September 30, 2001 and 11.3% for the same period in 2000. However, this percentage may increase over time as we respond to market requirements to sell our products and services in local currencies, such as the Euro. As a result, our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. We expect that international sales will continue to constitute a significant portion of total revenues.

     We derive our revenues primarily from the sale and licensing of our products and, to a lesser extent, from fees associated with training and technical support offered to our customers. Our product revenues consist of revenues from sales of transceivers, control modules, routers, network interface devices and development tools and from licenses of network services software products. Revenues from software licensing arrangements accounted for 6.5% of total revenues for the quarter ended September 30, 2001 and 6.2% for the same period in 2000, and 8.7% of total revenues for the nine months ended September 30, 2001 and 8.9% for the same period in 2000. Our service revenues consist of product support (including software post-contract support services), training, and custom software development services. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations. For hardware sales, including sales to distributors, these criteria are generally met at the time of shipment to the customer. For software sales, these criteria are generally met upon shipment to the final end-user. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We record estimated reserves for warranty costs as well as for sales returns and allowances related to anticipated return of products sold to distributors with limited rights of return, at the time we sell the products. We generally have not had any significant post-delivery obligations associated with the sale of our products. We recognize service revenues as we perform the services, or ratably over the term of the support period. In the case of custom software development services, revenue is recognized when the software has been accepted by the customer.

     Although we generated a profit of $757,000 in the third quarter of 2001, and for the fifth consecutive quarter, we have incurred net losses in all other periods since our inception. We may not be able to sustain this profitability on a quarterly or annual basis. We plan to continue to invest heavily in product development to implement open control networks. Our development projects include the development of hardware and software products to support the ENEL program, and the development of transceivers, control modules, routers, network interface devices network management software, development tools, and the i.LON(TM) 1000 Internet Server. Furthermore, because our strategy depends significantly on achieving broad adoption of our LONWORKS technology across many industries worldwide, we plan to continue to invest heavily in selling and marketing to promote our products. We currently believe it is unlikely that our future rate of growth of product development, sales and marketing expenses will fall below their historical levels. As a result, we will need to significantly increase revenues over historical levels to sustain profitability in the future. Although our revenues have grown sequentially year over year, we cannot be certain that this growth will continue at the same rate, or that our revenues will not decline on a quarterly or a year over year basis.

     Our quarterly and annual results have varied significantly, and we expect our results to continue to vary. Many of the factors that can cause our results to vary are outside of our control. For example, our project with ENEL may not meet target dates, or could be cancelled altogether. In addition, the rates at which OEMs purchase our products and services can fluctuate. These rates are affected by the OEMs' own business cycles. Another factor is whether we can introduce new products in a timely manner. From time to time, we have delayed introducing new products beyond our projected shipping date. These delays have increased costs and postponed revenues. Because our future revenues depend on our ability to introduce new product offerings in a timely manner, any future delays could harm our business. Our expense levels are based substantially on the levels of future revenues that we expect to generate. Consequently, if our revenues are less than we expect, our expense levels could be disproportionately high as a percentage of total revenues, and our operating results could be harmed. In the past, we have sometimes failed to meet our expected targets for revenues. In addition, declines in sales of our existing products over time have hurt the growth of our revenues.

Results of Operations

     Revenues

     Total. Total revenues grew to $18.0 million in the third quarter of 2001 from $12.2 million in the third quarter of 2000. Total revenues for the nine months ended September 30, 2001 grew to $44.5 million from $36.3 million in the same period in 2000. The 47.1% increase in total revenues between the two quarters and the 22.5% increase between the two nine months periods was primarily the result of an increase in product revenues. Products sold to ENEL and its designated manufacturers accounted for 38.3% of total revenues for the quarter ended September 30, 2001 and 0.2% for the same period in 2000, and 21.9% of total revenues for the nine months ended September 30, 2001 and 2.2% for the same period in 2000. In addition, EBV, the sole independent distributor of our products in Europe, accounted for 18.2% of total revenues for the quarter ended September 30, 2001 and 28.4% for the same period in 2000, and 22.5% of total revenues for the nine months ended September 30, 2001 and 27.7% for the same period in 2000.

     Product. Product revenues grew to $17.7 million in the third quarter of 2001 from $11.7 million in the third quarter of 2000. Product revenues for the nine months ended September 30, 2001 grew to $43.0 million from $34.8 million for the same period in 2000. The 50.4% increase in product revenues between the two quarters was primarily the result of an increase in sales of products under the ENEL program. To a lesser extent, the increase was attributable to increases in sales of control and connectivity products and i.LON products, partially offset by slight decreases in LonPoint(R) products, development tools, and network services products. The 23.7% increase in product revenues between the two nine month periods was primarily the result of an increase in sales of products under the ENEL program, and to a lesser extent, increased sales of control and connectivity products, partially offset by slight decreases in LonPoint and network services products.

     Service. Service revenues decreased to $328,000 in the third quarter of 2001 from $491,000 in the third quarter of 2000. Service revenues decreased slightly to $1.47 million for the nine months ended September 30, 2001 from $1.55 million for the same period in 2000. The 33.2% decrease in service revenues between the two quarters was primarily the result of a decrease in training revenues. The 4.6% decrease in service revenues between the two nine month periods was primarily the result of a decrease in training revenues offset by increases in custom software development and customer support revenues.


     Cost of Revenues

     Cost of product. Cost of product revenues consists of costs associated with the purchase of components and subassemblies, as well as allocated labor, overhead and manufacturing variance costs associated with the packaging, preparation and shipment of products. Cost of product revenues in the third quarter of 2001 was $8.7 million compared to $4.4 million for the same period in 2000, representing product gross margins of 50.7% for the third quarter of 2001 and 62.2% for the same period in 2000. Cost of product revenues for the nine months ended September 30, 2001 increased to $18.6 million from $13.1 million in the same period of 2000 representing product gross margin of 56.9% for the nine months ended September 30, 2001 and 62.4% for the same period in 2000. The decline in product gross margin percentage for the two quarters was primarily the result of shipping quantity volumes of product with lower margins under the ENEL program, and, to a lesser extent, changes in the mix of other products sold and fluctuations in overhead spending rates. The change in product gross margin percentage for the two nine month periods was primarily due to fluctuations in overhead spending rates as well as the mix of products sold during the two periods, particularly those products shipped under the terms of our agreement with ENEL.

     Cost of service. Cost of service revenues consists of employee-related costs as well as direct costs incurred in providing training and customer support services. Cost of service revenues increased to $518,000 for the third quarter of 2001 from $422,000 for the comparative period in 2000, an increase of 22.7%, representing service gross margins of (57.9)% for the third quarter of 2001 and 14.1% for the same period in 2000. Cost of service revenues for the nine months ended September 30, 2001 increased to $1.7 million from $1.5 million, an increase of 19.9%, representing service gross margins of (18.1)% for the nine months ended September 30, 2001 and 6.0% for the same period in 2000. The decline in service gross margins for both the quarter and nine months was primarily due to increased personnel costs and reduced service revenues.

     Operating Expenses

     Product development. Product development expenses consist primarily of payroll and related expenses for development personnel, expensed material and facility costs associated with the development of new technologies and products. Product development expenses for the third quarter of 2001 grew to $4.3 million from $2.9 million in the third quarter of 2000, representing 24.0% of total revenues for the third quarter of 2001 and 23.4% of total revenues for the same period in 2000. Product development expenses for the nine months ended September 30, 2001 increased to $12.2 million from $8.1 million in the same period of 2000, representing 27.4% of total revenues for the nine months ended September 30, 2001 and 22.4% of total revenues for the same period in 2000. This increase in product development expenses for both the quarter and nine months was primarily the result of increased personnel and consultant costs, increased expensed material and depreciation costs, and expenses related to the operation of Arigo Software GmbH, which we acquired in February 2001.

     Sales and marketing. Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, advertising and product promotion and facilities costs associated with our sales and support offices. Sales and marketing expenses for the third quarter of 2001 decreased to $3.7 million from $3.8 million in the third quarter of 2000, representing 20.8% of total revenues for the third quarter of 2001 and 31.1% of total revenues for the same period in 2000. Sales and marketing expenses for the nine months ended September 30, 2001 decreased to $11.5 million from $12.0 million in the same period of 2000, representing 25.8% of total revenues for the nine months ended September 30, 2001 and 33.2% of total revenues for the same period in 2000. This decrease in sales and marketing expenses for both the quarter and nine months was the result of decreased worldwide personnel and advertising costs partially offset by increased travel expenses.

     General and administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expenses in the third quarter of 2001 increased to $1.44 million from $1.36 million in the third quarter of 2000, representing 8.0% of total revenues for the third quarter of 2001 and 11.1% of total revenues for the same period in 2000. General and administrative expenses for the nine months ended September 30, 2001 increased to $5.2 million from $4.0 million in the same period in 2000, representing 11.8% of total revenues for the nine months ended September 30, 2001 and 11.1% of total revenues for the same period in 2000. This increase in general and administrative expenses for the nine months was primarily the result of legal fees and the $475,000 settlement charge related to the Calabrese patent infringement lawsuit, and to a lesser extent, an increase in our provision for bad debts.

     Interest and other income, net

     Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. Interest and other income, net for the third quarter of 2001 increased to $1.5 million from

$826,000 for the comparable period in 2000. Interest and other income, net for the nine months ended September 30, 2001 increased to $5.6 million from $1.5 million for the same period in 2000. This increase was primarily due to the higher average balance of invested cash during the comparative periods in 2001.

     Provision for income taxes

     The provision for income taxes for the quarter and nine months ended September 30, 2001 includes a provision for Federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes for the quarter and nine months ended September 30, 2000 primarily consist of taxes related to profitable foreign subsidiaries and various state minimum taxes. Income taxes were $32,000 for the third quarter of 2001 and $38,000 for the same period in 2000. Income taxes were $34,000 for the nine months ended September 30, 2001 and $114,000 for the same period in 2000.

Liquidity and Capital Resources

     Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through September 30, 2001, we raised $265.3 million from the sale of preferred stock and common stock.

     As of September 30, 2001, we had cash, cash equivalents and short-term investments of $121.5 million. Net cash used in operating activities was $12.6 million for the nine months ended September 30, 2001 compared to $7.1 million during the same period of 2000. Cash used in 2001 was principally the result of a planned increase in inventories, increases in accounts receivable and other current assets, and a decrease in our deferred revenues, partially offset by increases in accounts payable and accrued liabilities. Cash used in 2000 was principally the result of a planned increase in inventories, increases in other current assets and accounts receivable, and the net loss.

     Net cash used for investing activities for the nine months ended September 30, 2001 of $52.1 million was principally due to the purchase of available-for-sale short-term investments, a $5.0 million increase in other long-term assets, and capital expenditures of $10.7 million. For the nine months ended September 30, 2000, net cash provided by investing activities of $10.8 million was principally due to the net proceeds from maturities and sales of available-for-sale investments of $14.5 million, slightly offset by purchases of available-for-sale short-term investments of $1.8 million, capital expenditures of $1.2 million, and an increase in other long-term assets of $674,000.

     Net cash used for financing activities of $1.5 million for the nine months ended September 30, 2001 was principally due to the repurchase of common stock, partially offset by the proceeds received from the exercise of stock options by employees. For the nine months ended September 30, 2000, net cash provided by financing activities of $135.1 million was principally due to the purchase of three million shares of our common stock by ENEL S.p.A in the third quarter of 2000, and to a lesser extent, to the proceeds received from the exercise of stock options by employees.

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

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 ("SFAS 141"), "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interest method is effective for transactions initiated after September 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after September 30, 2001. We believe that the adoption of this Statement will not have a material impact on our financial position, results of operations, or cash flows.

     In July 2001, the FASB also issued SFAS No. 142 ("SFAS 142"), "Goodwill and Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". Under the new Statement, goodwill and intangible assets with indefinite lives acquired on or after June 29, 2001 are not amortized, but instead are tested for impairment annually, primarily using the fair value approach, when there is an impairment indicator. In addition, SFAS 142 provides that other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill will be assigned to reporting units for purposes of impairment testing and segment reporting; and, effective January 1, 2002, goodwill and intangible assets with indefinite lives acquired before June 29, 2001 will no longer be subject to amortization, but will instead be subject to impairment tests in accordance with the new Statement.

     Upon adoption of SFAS 142, on January 1, 2002, we will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $325,000 based on anticipated amortization for 2002. Goodwill amortization for the nine months ended September 30, 2001 was approximately $208,000.

     In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. We have not yet determined the effect SFAS 144 will have on our financial position, results of operations, or cash flows.

Item 3.   Quantitative and Qualitative Disclosures about Market Risks

     We have not experienced any material change in our exposure to interest rate and foreign currency risks since the date of our Form 10-K for the year ended December 31, 2000.

     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All our investments are in high-quality issuances, and, by our company policy, are limited in the amount of credit exposure to any one issuer. We ensure the safety and preservation of the invested principal funds by investing only in marketable securities with active secondary or resale markets, which also helps to maintain portfolio liquidity. The table below presents principal amounts and related weighted average interest rates for our investment portfolio at September 30, 2001. According to our policy, all investments mature in two years or less.

                                                                   Carrying        Average
                                                                    Amount      Interest Rate
                                                                --------------  -------------
                                                                (in thousands)
     Cash Equivalents:
        U.S. corporate securities ........................          $ 49,435           3.19%
                                                                    --------       --------
            Total cash equivalents .......................          $ 49,435           3.19%
                                                                    --------       --------
     Short-term Investments:
        U.S. corporate securities ........................          $ 67,764           5.03%
        U.S. government securities .......................             2,424           3.96%
                                                                    --------       --------
            Total short-term investments .................          $ 70,188           5.03%
                                                                    --------       --------
            Total investment securities ..................          $119,623           4.27%
                                                                    ========       ========

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

     Although we generated a profit of $757,000 in the third quarter of 2001, and for the fifth consecutive quarter, we have incurred net losses in all other periods since our inception. As of September 30, 2001, we had an accumulated deficit of $93.5 million. We have invested and continue to invest significant financial resources in product development, marketing and sales. If our revenues do not increase significantly as a result of these expenditures, we may not be able to sustain profitability. There is also no guarantee that our profitability will continue or increase on a quarterly or annual basis. Our future operating results will depend on many factors, including:

     . the growth of the markets for our products, especially utility/home automation products;
     .    the acceptance of our products;
     .    the level of competition that we face;
     .    our ability to develop and market new products; and
     .    general economic conditions.

     As of December 31, 2000, we had net operating loss carryforwards for Federal income tax reporting purposes of about $102.0 million and for state income tax reporting purposes of about $19.6 million, which expire at various dates through 2020. In addition, as of December 31, 2000, we had tax credit carryforwards of about $7.2 million, which expire at various dates through 2020. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. We have performed an analysis of our ownership changes and have reported the net operating loss and credit carryforwards considering such limitations. We had deferred tax assets, including our net operating loss carryforwards and tax credits, totaling about $44.2 million as of December 31, 2000. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance, our history of losses and the variability of our operating results.


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

     Currently, significant portions of our revenues are derived from sales by EBV, the sole independent distributor of our products to OEMs in Europe. EBV accounted for 18.2% of total revenues for the quarter ended September 30, 2001 and 28.4% of total revenues for the same period in 2000. EBV accounted for 22.5% of total revenues for the nine months ended September 30, 2001 and 27.7% of total revenues for the same period in 2000. Our current agreement with EBV expires in December 2001. In addition, as part of our distribution strategy, we intend to develop distribution arrangements with systems integrators. In particular, we expect that a significant portion of our future revenues will be derived from sales by such systems integrators. If EBV, or any other existing or future distributor, fails to dedicate sufficient resources and efforts to marketing and selling our products, our revenues could decrease. If EBV significantly reduces the stocking levels for our products, both our revenues and customer service levels would decrease. In that case, we might be required to add our own pan-European distribution capability to meet the needs of our customers. Our business will be harmed if we fail to do any of the following:

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

     The Neuron Chip is an important component that our customers use in control network nodes. In addition, the Neuron Chip is an important device that we use in many of our products. Neuron Chips are currently manufactured and distributed by Toshiba and Cypress Semiconductor. We have entered into licensing agreements with each of Toshiba and Cypress. The agreements, among other things, grant Toshiba and Cypress the worldwide right to manufacture and distribute Neuron Chips using technology licensed from us and require us to provide support and unspecified updates to the licensed technology over the terms of the agreements. The Cypress agreement expires in April 2009, and the Toshiba agreement expires in January 2010. While we developed the first version of the Neuron Chip, Toshiba subsequently developed improved, lower-cost versions of the Neuron Chip that are presently used in products that our customers and we develop and sell. We currently have no other source of supply for Neuron Chips and have neither the resources nor the skills to replace Toshiba or Cypress as a manufacturer of Neuron Chips. Both Toshiba and Cypress are expected to play a key role in the development and marketing of LONWORKS technology. If we lose Toshiba or Cypress as a supplier, we may not be able to locate an alternate source for the design, manufacture or distribution of Neuron Chips.

     Our future success will also depend significantly on our ability to successfully manufacture our products cost-effectively and in sufficient volumes. For most of our products requiring assembly, we use contract electronic manufacturers, including Able Electronics, muRata Electronics, Transpower Technologies, and WKK Technology. These contract electronic manufacturers procure material and assemble, test and inspect the final products to our specifications. This strategy involves certain risks. By using third parties to manufacture our products, we have reduced control over delivery schedules, product availability, manufacturing yields, quality and costs. In addition, contract electronic manufacturers can themselves experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers. We will also face risks if and when we transition between contract electronic manufacturers. For example, we may have to move raw material and in process inventory between locations in different parts of the world. Also, we would be required to reestablish acceptable manufacturing processes with a new work force.

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

     Competition in our markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To maintain and improve our competitive position, we must continue to develop and introduce, on a timely and cost-effective basis, new products, features and services that keep pace with the evolving needs of our customers. The principal competitive factors that affect the markets for our control network products include the following:

     .    our customer service and support;
     .    our product reputation, quality, and performance; and

     . the price and features of our products such as adaptability, scalability, the ability to integrate with other products, functionality, and ease of use.

     In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. Our competitors include some of the largest companies in the electronics industry, such as Siemens in the building and industrial automation industries, Allen-Bradley (a subsidiary of Rockwell) and Group Schneider in the industrial automation industry, and Microsoft. Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition and broader product offerings. As a result, these competitors may be able to devote greater resources to the development, marketing and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufacture and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Most recently, Microsoft has announced a specification that it refers to as SCP (Simple Control Protocol) which is targeted at the networking of everyday devices. Microsoft has announced its intent to focus this capability on home networking applications. Products from emerging companies such as emWare could also compete with our products, especially in the utility/home market. Even if we believe that the products offered by some of these companies do not provide the robust and open networking solutions offered by LONWORKS networks, we would be required to educate our customers about what we believe are the potential long-term cost and functionality problems inherent in such alternative solutions. However, our customers may believe that these alternative products are satisfactory for their needs.

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

Downturns in the control network technology market and related markets may decrease our revenues and margins.

     The market for our products depends on economic conditions affecting the broader control network technology and related markets. Downturns in these markets may cause our OEMs and system integrators to delay or cancel projects, reduce their production or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, capital spending in the technology sector has decreased over the past 12 months, and many of our customers and potential customers have experienced declines in their revenues and operations. In addition, the terrorist acts of September 11, 2001 and subsequent terrorist activities have created an uncertain economic environment and we cannot predict the impact of these events, or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may curtail or eliminate capital spending on control network technology. If capital spending in our markets declines, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and maintain profitability.

Defects in or misuse of our products may delay our ability to generate revenues and may increase our liabilities and expenses.

     The products that we develop, license and sell may contain errors or failures or may be improperly installed or implemented. If errors or failures are found in our products, we may not be able to successfully correct them in a timely manner, or at all. Such errors or failures may delay our revenue recognition and divert our engineering resources to correct such defects. In addition, our products may not be properly installed or implemented by third parties.

     We maintain errors and omissions insurance to cover liability associated with our operations but it is possible that such insurance may not be available or may be insufficient in amount to cover any particular claim. During 2000, the total limit for claims under these policies was $17.0 million. We have since then reduced the total limit for errors and omissions claims to $2.0 million because our insurers requested premiums that we believed were excessive. We believe that insurance premiums for errors and omissions coverage will continue to increase for the foreseeable future, which could result in increased costs or reduced limits. We may face increased exposure to these types of claims as a result of the decrease in our coverage. Although our agreements with our customers typically contain provisions intended to limit our exposure to potential claims as well as any liabilities arising from such claims, and may in very limited instances require that we be named as an additional insured under the insurance policies carried by some of our customers, such contracts and insurance may not effectively protect us against the liabilities and expenses associated with product errors or failures. Accordingly, errors or failures in our products or applications or improper installation or implementation of our products by third parties could harm our operating results. In addition, because of the low cost and interoperable nature of our products, LONWORKS technology could be used in a manner for which it was not intended. As a result, our reputation could be harmed and we might suffer material financial losses.

We have limited ability to protect our intellectual property rights.

   Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our intellectual property rights, all of which afford only limited protection. We have 79 issued U.S. patents, 13 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. If any of our patents fail to protect our technology, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

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

   Our sales and marketing operations are located in nine countries. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 77.2% of our total revenues for the third quarter of 2001 and 66.4% of our total revenues for the same period in 2000, and 71.2% of our total revenues for the nine months ended September 30, 2001 and 65.9% of our total revenues for the same period in 2000. Our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. In addition, we may not be able to maintain or increase the international demand for our products. Additional risks inherent in our international business activities generally include the following:

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

     Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business that we transact in other countries in any quarter, the timing of our revenues and our ability to forecast our projected operating results for such quarter. The portion of our revenues that were conducted in currencies other than the U.S. dollar, principally the Japanese yen, was about 6.2% for the third quarter of 2001 and 13.5% for the same period in 2000, and 7.2% for the nine months ended September 30, 2001 and 11.3% for the same period in 2000. Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The use of the Euro as the standard currency in participating European countries may also impact our ability to transact sales in U.S. dollars. We have agreed with EBV, our European distributor, that upon notice from EBV, we will sell our products to EBV in Euros rather than U.S. dollars. We do not know when or if EBV will give such notice. If fewer of our sales in Europe are transacted in U.S. dollars, we may experience an increase in currency translation adjustments, particularly as a result of general economic conditions in Europe as a whole. We do not currently engage in currency hedging transactions or otherwise cover our foreign currency exposure.

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

     As of October 31, 2001, our directors and executive officers, together with certain entities affiliated with them, beneficially owned 36.3% of our outstanding stock.

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

                                  ECHELON CORPORATION

Date: November 14, 2001       By: /s/ Oliver R. Stanfield
                                  ---------------------------------------
                                  Oliver R. Stanfield,
                                  Vice President Finance and Chief Financial
                                  Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)