Form 10-Q
period 2002-03-31
ECHELON CORP
filed 2002-05-15
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

000-29748
(Commission file number)

ECHELON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0203595
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

550 Meridian Avenue
San Jose, CA 95126
(Address of principal executive office and zip code)

(408) 938-5200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of April 30, 2002, 39,299,504 shares of the Registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q
For the Quarter Ended March 31, 2002

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future that are forward-looking. These statements include those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Liquidity and Capital Resources,” “New Accounting Standards” and “Factors That May Affect Future Results of Operations,” and elsewhere in this report. These statements include statements concerning projected revenues, international revenues, expenses, gross profit, income, product development and market acceptance of our products.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,556	$23,232
Short-term investments	82,235	88,421
Accounts receivable, net	30,334	29,113
Inventories	10,669	10,316
Other current assets	11,932	11,556

Total current assets	158,726	162,638

Property and equipment, net	16,550	16,480
Goodwill	7,386	1,637
Other long-term assets	4,937	4,899

	$187,599	$185,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,325	$7,409
Accrued liabilities	2,433	2,426
Deferred revenues	1,002	1,055

Total current liabilities	9,760	10,890

LONG-TERM LIABILITIES:
Deferred rent	78	47

Total long-term liabilities	78	47

STOCKHOLDERS’ EQUITY:
Common stock	394	390
Additional paid-in capital	266,613	265,787
Treasury stock	(3,191)	(3,191)
Accumulated other comprehensive income (loss)	(466)	38
Deferred compensation	0	(31)
Accumulated deficit	(85,589)	(88,276)

Total stockholders’ equity	177,761	174,717

	$187,599	$185,654

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
REVENUES:
Product	$27,226	$12,112
Service	359	476

Total revenues	27,585	12,588

COST OF REVENUES:
Cost of product	12,835	4,253
Cost of service	671	537

Total cost of revenues	13,506	4,790

Gross profit	14,079	7,798

OPERATING EXPENSES:
Product development	5,620	3,824
Sales and marketing	4,286	3,891
General and administrative	2,252	2,314

Total operating expenses	12,158	10,029

Income (loss) from operations	1,921	(2,231)
Interest and other income, net	1,000	2,254

Income before provision for income taxes	2,921	23
PROVISION FOR INCOME TAXES	234	1

Net income	$2,687	$22

Net income per share:
Basic	$0.07	$0.00

Diluted	$0.07	$0.00

Shares used in computing net income per share:
Basic	39,029	38,053

Diluted	41,085	40,916

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income	$2,687	$22
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	864	433
In-process research and development	400	—
Provision for doubtful accounts	30	75
Deferred compensation expense	31	46
Change in operating assets and liabilities:
Accounts receivable	(1,219)	741
Inventories	(353)	(2,676)
Other current assets	(360)	278
Accounts payable	(1,851)	627
Accrued liabilities	(148)	396
Deferred revenues	(92)	(515)
Deferred rent	31	2

Net cash provided by (used for) operating activities	20	(571)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(12,540)	(20,995)
Proceeds from maturities and sales of available-for-sale short-term investments	18,726	13,128
Unrealized gains (losses) on securities	(430)	242
Purchase of BeAtHome.com, Inc.	(5,780)	—
Change in other long-term assets	50	(3,386)
Capital expenditures	(478)	(528)

Net cash used for investing activities	(452)	(11,539)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock	830	790

Net cash provided by financing activities	830	790

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(74)	(312)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	324	(11,632)
CASH AND CASH EQUIVALENTS:
Beginning of period	23,232	117,664

End of period	$23,556	$106,032

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$314	$28

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation:

The condensed consolidated financial statements include the accounts of Echelon Corporation (the “Company”), a Delaware corporation, and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2001 included in its Form 10-K.

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

Revenue Recognition and Product Warranty

The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for 3.7% of total revenues for the quarter ended March 31, 2002 and 11.5% for the same period in 2001. Service revenues consist of product support (including software post-contract support services), training, and custom software development services.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable or reasonably assured and there are no post-delivery obligations. For hardware sales, including sales to distributors, these criteria are generally met at the time of shipment to the customer. For software licenses, these criteria are generally met upon shipment to the final end-user. The Company provides limited post-contract customer support (PCS), consisting primarily of technical support and “bug” fixes. In accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Revenue for the software license element is recognized at the time of delivery of the application product to the end-user. The Company uses the residual method to recognize software revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue for the PCS element, the total amount of which is determined from the stand-alone price of providing this service, is recognized over the service period. The costs of providing these services are expensed when incurred. Estimated reserves for warranty costs as well as reserves for sales returns and allowances related to anticipated return of products sold to distributors with limited rights of return, which are not material to the consolidated financial statements, are recorded at the time of shipment. The Company generally has not had any significant post-delivery obligations associated with the sale of its products. Service revenue is recognized as the training services are performed, or ratably over the term of the support period. In the case of custom software development services, revenue is recognized when the customer accepts the software.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, Cash Equivalents and Short-Term Investments

The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of three months or less as cash and cash equivalents. The Company classifies its investments in debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of March 31, 2002, the Company’s available-for-sale securities had contractual maturities from three to twenty-four months and an average maturity of seven months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of March 31, 2002, the amortized cost basis, aggregate fair value and gross unrealized holding gains by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gain/(loss)
U.S. government securities	$13,228	$13,138	$(90)
U.S. corporate securities:
Corporate notes and bonds	68,727	69,097	370

Total investments in debt and equity securities	$81,955	$82,235	$280

Computation of Net Income Per Share

Net income per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by adjusting the weighted average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended March 31, 2002 and 2001 (in thousands):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Net income (Numerator):
Net income, basic & diluted	$2,687	$22

Shares (Denominator):
Weighted average common shares outstanding	39,070	38,203
Weighted average common shares outstanding subject to repurchase	(41)	(150)

Shares used in basic computation	39,029	38,053
Weighted average common shares outstanding subject to repurchase	41	150
Common shares issuable upon exercise of stock options (treasury stock method)	1,791	2,473
Common shares issuable upon exercise of warrants (treasury stock method)	225	250
Average unamortized deferred compensation	(1)	(10)

Shares used in diluted computation	$41,085	$40,916

Net income per share:
Basic	$0.07	$0.00

Diluted	$0.07	$0.00

For the three months ended March 31, 2002 and 2001, stock options in the amount of 2,306,065 and 1,890,179, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect of their inclusion would be anti-dilutive.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 (“SFAS 141”), “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interest method is effective for transactions initiated after September 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after September 30, 2001. The adoption of this Statement did not have a material impact on our financial position, results of operations, or cash flows.

In July 2001, the FASB also issued SFAS No. 142 (“SFAS 142”), “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” Under the new Statement, goodwill and intangible assets with indefinite lives acquired on or after June 29, 2001 are not amortized, but instead are tested for impairment annually, primarily using the fair value approach, when there is an impairment indicator. In addition, SFAS 142 provides that other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill will be assigned to reporting units for purposes of impairment testing and segment reporting; and, effective January 1, 2002, goodwill and intangible assets with indefinite lives acquired before June 29, 2001 will no longer be subject to amortization, but will instead be subject to impairment tests in accordance with the new Statement.

We adopted SFAS 142 on January 1, 2002, and, as a result, ceased amortizing approximately $2.1 million of goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. During 2001, we recorded amortization expenses totaling approximately $320,000 against this balance and would have charged approximately $360,000 of amortization in 2002. In lieu of amortization, SFAS 142 now requires that we perform an initial impairment review of our goodwill in 2002 and at least an annual impairment review thereafter. In accordance with these impairment review requirements, we have completed a transitional impairment test and determined that there was no impairment.

The following table provides a reconciliation of reported net income to adjusted net income for the first quarter of 2001 had SFAS 142 been effective in the first quarter of 2001 (in thousands, except per share amounts):

	Quarter Ended March 31, 2001
	Amount	Basic EPS	Diluted EPS
Reported net income	$22	$0.00	$0.00
Add back amortization expense (net of tax):
Goodwill and workplace in force	51	0.00	0.00

Adjusted net income	$73	$0.00	$0.00

The changes in the carrying amount of goodwill, net for the first quarter of 2002 are as follows (in thousands):
			Amount
Balance as of December 31, 2001			$1,637
Reclass of workplace in force			74
Unrealized foreign currency translation loss			(37)
Goodwill resulting from BeAtHome acquisition			5,712

Balance as of March 31, 2002			$7,386

In August 2001, the FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which the Company is required to adopt no later than January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. We have not yet determined the impact of adopting SFAS on the Company’s financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” by requiring that one accounting model be used for long-lived

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. We adopted SFAS 144 on January 1, 2002. The adoption of this Statement did not have a material impact on our financial position, results of operations, or cash flows.

3.    Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Purchased materials	$2,229	$4,473
Work-in-process	2	57
Finished goods	8,438	5,786

	$10,669	$10,316

4.    Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Accrued payroll and related costs	$1,626	$1,778
Accrued marketing costs	470	390
Other accrued liabilities	337	258

	$2,433	$2,426

5.    Segment Disclosure:

In 1998, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing business performance. The Company’s chief operating decision-making group is the Executive Staff, which is comprised of the Chief Executive Officer, the Chief Operating Officer, and their direct reports. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information.

The Company operates its business as one reportable segment: the design, manufacture and sale of products for the controls network industry, and markets its products primarily to the building automation, industrial automation, transportation, and utility/home automation markets. The Company’s products are marketed under the LONWORKS® brand name, which provides the infrastructure and support required to implement and deploy open, interoperable, control network solutions. All of the Company’s products either incorporate or operate with the Neuron® Chip and/or the LONWORKS protocol. The Company also provides services to customers which consist of technical support and training courses covering its LONWORKS network technology and products. The Company offers about 90 products and services that together constitute the LONWORKS system. Any given customer purchases a small subset of such products and services that are appropriate for that customer’s application.

        The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/Japan (“APJ”). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company has no long-lived assets, other than property

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2002 and December 31, 2001, long-lived assets of about $19.9 million and $20.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the Executive Staff when making decisions about resource allocation to the geographic areas based on their performance.

In North America, the Company sells its products through a direct sales organization. Outside North America, direct sales, applications engineering and customer support are conducted through the Company’s operations in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by geography for the quarters ended March 31, 2002 and 2001 is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Revenues from customers:
Americas	$3,637	$4,097
EMEA	10,823	6,390
APJ	13,125	2,093
Unallocated	—	8

Total	$27,585	$12,588

Gross profit:
Americas	$2,186	$2,693
EMEA	6,175	3,744
APJ	5,718	1,353
Unallocated	—	8

Total	$14,079	$7,798

Income/(Loss) from operations:
Americas	$1,216	$1,721
EMEA	5,296	2,986
APJ	4,841	437
Unallocated	(9,432)	(7,375)

Total	$1,921	$(2,231)

Products sold to ENEL S.p.A., an Italian utility company (“ENEL”) and its designated manufacturers accounted for $17.6 million, or 63.7% of total revenues for the quarter ended March 31, 2002 and $218,000, or 1.73% for the same period in 2001. During the quarter ended March 31, 2002, 37.5% of the revenues shipped under the ENEL program were shipped to customers in EMEA and the remaining 62.5% to customers in APJ. 100% of the revenues shipped under the ENEL program during the first quarter of 2001were shipped to customers in EMEA.

EBV, the sole independent distributor of the Company’s products in Europe, accounted for 10.9% of total revenues for the quarter ended March 31, 2002 and 30.1% for the same period in 2001.

6.    Income Taxes:

The provision for income taxes for the quarters ended March 31, 2002 and 2001 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses.

7.    Related Party:

In June 2000, the Company entered into a stock purchase agreement with ENEL. At the same time, the Company also entered into a research and development agreement with an affiliate of ENEL. Under the terms of the R&D agreement, the Company is cooperating with ENEL to integrate LONWORKS technology into ENEL’s remote metering management project in Italy. For the quarters ended March 31, 2002 and 2001, the Company recognized

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue from products and services sold to ENEL and its designated manufacturers of approximately $17.6 million and $218,000, respectively, all of which is included in Accounts Receivable at the respective balance sheet dates.

8.    Stock Repurchase Program:

In September 2001, the Company’s board of directors approved a stock repurchase program. During the quarter ended March 31, 2002, no shares were repurchased under the program. As of March 31, 2002, 1,735,000 shares are available to repurchase. Since inception of the repurchase plan, the Company has repurchased a total of 265,000 shares of its common stock at a cost of $3.2 million.

9.    Acquisition:

On January 31, 2002, the Company acquired all of the outstanding capital stock of BeAtHome.com, Inc. (“BeAtHome®”), a Fargo, North Dakota based developer of remote management system hardware and software. The results of BeAtHome’s operations, as well as a one-time charge of $400,000 related to in-process research and development (“IPR&D”), have been included in the consolidated condensed financial statements since that date. As a result of the acquisition, the Company expects to integrate certain components of BeAtHome’s technology into its current and future product offerings. The Company believes these enhancements will allow customers to more easily aggregate and process information from remote LONWORKS networks, thereby increasing overall network management capabilities. In exchange for all of the outstanding capital stock of BeAtHome, the Company paid approximately $5.9 million, comprised of cash payments totaling approximately $2.0 million to BeAtHome’s shareholders, the forgiveness of approximately $3.5 million in operating loans made to BeAtHome, and approximately $369,000 of third party expenses.

The Company is in the process of finalizing its third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets	$129
Property and equipment	373
Other long-term assets	8
Intangible assets	600
Goodwill	5,712

Total assets acquired	$6,822

Current liabilities	961

Total liabilities assumed	$961

Net assets acquired	$5,861

Of the $600,000 of acquired intangible assets, $400,000 was assigned to IPR&D and was expensed immediately upon the completion of the acquisition. The remaining $200,000 was assigned to purchased technology with a useful life of 2 years.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included elsewhere in this Quarterly Report, as well as management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2001.

The following discussion contains forward-looking statements including, without limitation, statements regarding our liquidity position and our expected overall growth that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below in “Factors That May Affect Future Results Of Operations” and elsewhere in this Quarterly Report.

Overview

Based in San Jose, California, Echelon was incorporated in California in February 1988, and reincorporated in Delaware in January 1989. We develop, market and support a wide array of products and services based on our LONWORKS technology that enable OEMs and systems integrators to design and implement open, interoperable, distributed control networks. We offer these hardware and software products to OEMs and systems integrators in the building, industrial, transportation, utility/home and other automation markets. We also provide a variety of technical training courses related to our products and the underlying technology. Our customers also rely on us to provide customer support on a per-incident or annual contract basis.

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

We believe the following critical accounting policies relate to those policies that are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

Estimating Sales Returns and Allowances.    We sell our products and services to OEM’s, systems integrators, and our other customers directly through our sales force and indirectly through distributors around the world. Sales to certain distributors are made under terms allowing certain rights of return. Sales to EBV, our largest distributor, accounted for 10.9% of total net revenues for the quarter ended March 31, 2002, and 30.1% of total net revenues for the same period in 2001. Worldwide sales to distributors, including those to EBV, accounted for approximately 15.8% of total net revenues for the quarter ended March 31, 2002, and 46.9% of total net revenues for the same period in 2001.

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

Other material sales related estimates include our allowance for sales discounts and rebates that we identify and reserve for at the time of sale. Our allowances for sales returns and other sales related reserves were approximately $1.4 million as of March 31, 2002 and $1.6 million as of December 31, 2001.

Allowance for Doubtful Accounts.    We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, customer credit-worthiness, changes in our customers’ payment patterns and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future. Our allowance for doubtful accounts was $550,000 as of March 31, 2002 and $510,000 as of December 31, 2001.

Inventory Valuation.    At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventories on hand, in excess of forecasted demand, generally one year or less, are not valued. In addition, we write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of our standard manufacturing cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. Our reserve for excess and obsolete inventory was approximately $1.1 million as of March 31, 2002 and $1.2 million as of December 31, 2001.

Warranty Reserves.    When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, additional warranty reserves may be required. Our reserve for warranty costs was $200,000 as of March 31, 2002 and $119,000 as of December 31, 2001.

Deferred Income Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on our historical net operating losses, and the uncertainty of our future operating results, we have recorded a valuation allowance that fully reserves against our deferred tax assets. If we later determine that, more likely than not, some or all of the net deferred tax assets will be realized, then some or all of the previously provided valuation allowance would be reversed. Our deferred tax asset valuation allowance was $46.5 million as of December 31, 2001.

Valuation of Goodwill and Other Intangible Assets.    We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant changes in the composition of the intangible assets acquired.

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to $8.2 million as of March 31, 2002.

We adopted SFAS 142 on January 1, 2002, and, as a result, ceased amortizing approximately $2.1 million of goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. During 2001, we recorded amortization expenses totaling approximately $320,000 against this balance and would have charged approximately $360,000 of amortization in 2002. In lieu of amortization, SFAS 142 now requires that we perform an initial impairment review of our goodwill in 2002 and at least an annual impairment review thereafter. In accordance with these impairment review requirements, we have completed a transitional impairment test and determined that there was no impairment.

Results of Operations

Net Revenue

	Three Months Ended March 31,		2002 over 2001
	2002	2001	% Change
	(dollars in thousands)
U.S. and unallocated	$3,637	$4,105	(11.4%)
International	23,948	8,483	182.3%

Total	$27,585	$12,588	119.1%

	Three Months Ended March 31,		2002 over 2001
	2002	2001	% Change
	(dollars in thousands)
ENEL related	$17,575	$218	7,691.9%
Non-ENEL related	10,010	12,370	(19.1%)

Total	$27,585	$12,588	119.1%

	Three Months Ended March 31,		2002 over 2001
	2002	2001	% Change
	(dollars in thousands)
Product	$27,226	$12,112	124.8%
Service	359	476	(24.6%)

Total	$27,585	$12,588	119.1%

	Three Months Ended March 31,		2002 over 2001
	2002	2001	% Change
	% of Total Net Revenue
Product	98.7%	96.2%	2.5%
Service	1.3%	3.8%	(2.5%)

Total	100.0%	100.0%	0.0%

        Net revenue grew to $27.6 million in the first quarter of 2002 from $12.6 million in the same quarter of 2001. The 119.1% increase in total revenues between the two quarters was primarily the result of an increase in product revenues, particularly products sold under the ENEL program. Products sold to ENEL and its designated manufacturers accounted for 63.7% of total revenues for the quarter ended March 31, 2002 and 1.7% for the same period in 2001. If the ENEL program achieves its targeted volumes for 2002, we expect that total revenues attributable to the project will account for more than 60% of our total revenue for the year. If, after 2002, the program continues to move forward under ENEL’s current roll-out plan, we believe that revenue attributable to the project will continue to account for a material portion of our overall revenues during 2003 and 2004. Once the project is completed, or if it is cancelled prior to its completion, we could experience a significant drop in our overall revenues which would have a material negative impact on our financial position.

EBV, the sole independent distributor of our products in Europe, accounted for 10.9% of total revenues for the quarter ended March 31, 2002 and 30.1% for the same period in 2001.

Product revenues grew to $27.2 million in the first quarter of 2002 from $12.1 million in the quarter of 2001. The 124.8% increase in product revenues between the two quarters was primarily the result of an increase in sales of products under the ENEL program. Offsetting these increases were sales decreases in all other product categories, with the exception of our i.LON™ products, which experienced a slight increase in sales between the two periods.

Service revenues decreased to $359,000 in the first quarter of 2002 from $476,000 in the same quarter of 2001. The 24.6% decrease in service revenues between the two quarters was primarily the result of a decrease in customer support and training revenues. Slightly offsetting this decrease were revenues generated from the monthly fees collected from customers for our BeAtHome remote monitoring services.

Cost of Revenues

	Three Months Ended March 31,		2002 over 2001
	2002	2001	% Change
	(dollars in thousands)
Product	$12,835	$4,253	201.8%
Service	671	537	25.0%

Total	$13,506	$4,790	182.0%

Gross Profit	$14,079	$7,798	80.5%

	Three Months Ended March 31,		2002 over 2001
	2002	2001	% Change
	As a % of Net Revenue
Product	46.5%	33.8%	12.7%
Service	2.4%	4.3%	(1.9)%

Total	48.9%	38.1%	10.8%

Gross Profit	51.1%	61.9%	(10.8%)

Cost of product.    Cost of product revenues consists of costs associated with the purchase of components and subassemblies, as well as allocated labor, overhead and manufacturing variance costs associated with the packaging, preparation and shipment of products. Cost of product revenues in the first quarter of 2002 was $12.8 million compared to $4.3 million for the same period in 2001, representing product gross margins of 52.9% for the first quarter of 2002 and 64.9% for the same period in 2001. The decline in product gross margin percentage for the two quarters was primarily the result of shipping quantity volumes of product with lower margins under the ENEL program, and, to a lesser extent, changes in the mix of other products sold and fluctuations in overhead spending rates.

Cost of service.    Cost of service revenues consists of employee–related costs as well as direct costs incurred in providing training and customer support services. Cost of service revenues increased to $671,000 for the first quarter of 2002 from $537,000 for the comparative period in 2001, an increase of 25.0%, representing service gross margins of (86.9)% for the first quarter of 2002 and (12.8)% for the same period in 2001. The decline in service gross margins for the quarter was primarily due to reduced service revenues as well as increased facilities, payroll, and travel costs. In addition, customer service related expenses incurred by BeAtHome during February and March also contributed to the increased costs during the first quarter.

Operating Expenses

	Three Months Ended March 31,		2002 over 2001
	2002	2001	% Change
	(dollars in thousands)
Product Development U.S.	$5,620	$3,824	47.0%
Sales and Marketing	4,286	3,891	10.2%
General and Administrative	2,252	2,314	(2.7%)

Total Operating Expenses	$12,158	$10,029	21.2%

	Three Months Ended March 31,
			2002 over 2001
	2002	2001	% Change
	As a % of Net Revenue
Product Development	20.4%	30.4%	(10.0%)
Sales and Marketing	15.5%	30.9%	(15.4%)
General and Administrative	8.2%	18.4%	(10.2%)

Total Operating Expenses	44.1%	79.7%	(35.6%)

Product development.    Product development expenses consist primarily of payroll and related expenses for development personnel, expensed material and facility costs associated with the development of new technologies and products. Product development expenses for the first quarter of 2002 grew to $5.6 million from $3.8 million in the same quarter of 2001, representing 20.4% of total revenues for the first quarter of 2002 and 30.4% of total revenues for the same period in 2001. This increase in product development expenses for the first quarter of 2002 was primarily the result of costs attributable to operations at BeAtHome during February and March, including a one-time charge of $400,000 related to in-process research and development, increased personnel costs, and increased costs associated with our new corporate facilities in San Jose.

Sales and marketing.    Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, advertising and product promotion and facilities costs associated with our sales and support offices. Sales and marketing expenses for the first quarter of 2002 increased to $4.3 million from $3.9 million in the same quarter of 2001, representing 15.5% of total revenues for the first quarter of 2002 and 30.9% of total revenues for the same period in 2001. This increase in sales and marketing expenses for the quarter was the result of increased personnel costs, increased costs associated with our new corporate facilities in San Jose, and increased costs for tradeshows and other marketing events. Offsetting this increase was a slight decrease in travel expenses.

General and administrative.    General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expenses in the first quarter of 2002 decreased to $2.25 million from $2.31 million in the same quarter of 2001, representing 8.2% of total revenues for the first quarter of 2002 and 18.4% of total revenues for the same period in 2001. This decrease in general and administrative expenses for the quarter was primarily the result of reduced legal fees and the one-time $475,000 settlement charge related to the Calabrese patent infringement lawsuit that we paid in the first quarter of 2001. Offsetting these reductions were increased payroll expenses as well as general and administrative costs attributable to operations at BeAtHome during February and March of 2002.

Interest and other income, net

	Three Months Ended March 31,
			2002 over 2001
	2002	2001	% Change
	(dollars in thousands)
Interest and other income, net	$1,000	$2,254	(55.6%)

	Three Months Ended March 31,
			2002 over 2001
	2002	2001	% Change
	As a % of Net Revenue
Interest and other income, net	3.6%	17.9%	(14.3%)

        Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. Interest and other income, net for the first quarter of 2002 decreased to $1.0 million from $2.3 million for the comparable period in 2001. This decrease was primarily due to the lower average balance of invested cash during the comparative periods, as well as lower average rates of return on those invested balances.

Provision for income taxes

	Three Months Ended March 31,
			2002 over 2001
	2002	2001	% Change
	(dollars in thousands)
Provision for income taxes	$234	$1	23,300%

	Three Months Ended March 31,
			2002 over 2001
	2002	2001	% Change
	As a % of Net Revenue
Provision for income taxes	0.8%	0.0%	0.8%

The provision for income taxes for the quarter ended March 31, 2002 includes a provision for Federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes for the quarter ended March 31, 2002 primarily consist of taxes related to profitable foreign subsidiaries and various state minimum taxes. Income taxes were $234,000 for the first quarter of 2002 and $1,000 for the same period in 2001.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through March 31, 2002, we raised $267.0 million from the sale of preferred stock and common stock.

As of March 31, 2002, we had cash, cash equivalents and short-term investments of $105.8 million. Net cash provided by operating activities was $20,000 for the quarter ended March 31, 2002 compared to net cash used for operating activities of $571,000 during the same period of 2001. Cash provided by operating activities in 2002 was principally the result of the net profit, partially offset by increases in accounts receivable, other current assets, and inventories, and a decrease in accounts payable. Cash used for operating activities in 2001 of $571,000 was principally the result of a planned increase in inventories and a decrease in our deferred revenues, partially offset by increases in accounts payable and accrued liabilities and a decrease in accounts receivable.

Net cash used for investing activities for the quarter ended March 31, 2002 of $452,000 was principally due to the purchase of available-for-sale short-term investments, the net cash paid of $5.8 million for BeAtHome, and capital expenditures of $478,000, partially offset by proceeds from sales and maturities of available for sale short-term investments. For the three months ended March 31, 2001, net cash used for investing activities of $11.5 million was principally due to the purchase of available-for-sale short-term investments, a $3.4 million increase in other long-term assets, and to a lesser extent, by capital expenditures of $528,000.

Net cash provided by financing activities of $830,000 during the first quarter of 2002 and $790,000 for the same period in 2001 was principally due to the proceeds from the exercise of stock options by employees.

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

Related Party Transactions

Larry W. Sonsini, a director of our company, serves as a member, Chairman and Chief Executive Officer of Wilson Sonsini Goodrich & Rosati, Professional Corporation (“WSGR”), our principal outside legal counsel. We believe payments made to WSGR for services performed during the quarters ended March 31, 2002 and 2001 were based upon hourly billing rates and other terms similar to those used by other unrelated law firms we engage from time to time.

A representative of ENEL has served on our board of directors since September 2000. In June 2000, we entered into a stock purchase agreement with ENEL. At the same time, we also entered into a research and development agreement with an affiliate of ENEL. Under the terms of the research and development agreement, we are cooperating with ENEL to integrate our LONWORKS technology into ENEL’s remote metering management project in Italy. For the quarters ended March 31, 2002 and 2001, we recognized revenue from products and services sold to ENEL and its designated manufacturers of approximately $17.6 million and $218,000, respectively, all of which is included in Accounts Receivable at the respective balance sheet dates. To date, ENEL’s representative has abstained from resolutions on any matter relating to ENEL.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 (“SFAS 141”), “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interest method is effective for transactions initiated after September 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after September 30, 2001. The adoption of this Statement did not have a material impact on our financial position, results of operations, or cash flows.

In July 2001, the FASB also issued SFAS No. 142 (“SFAS 142”), “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” Under the new Statement, goodwill and intangible assets with indefinite lives acquired on or after June 29, 2001 are not amortized, but instead are tested for impairment annually, primarily using the fair value approach, when there is an impairment indicator. In addition, SFAS 142 provides that other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill will be assigned to reporting units for purposes of impairment testing and segment reporting; and, effective January 1, 2002, goodwill and intangible assets with indefinite lives acquired before June 29, 2001 will no longer be subject to amortization, but will instead be subject to impairment tests in accordance with the new Statement.

We adopted SFAS 142 on January 1, 2002, and, as a result, ceased amortizing approximately $2.1 million of goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. During 2001, we recorded amortization expenses totaling approximately $320,000 against this balance and would have charged approximately $360,000 of amortization in 2002. In lieu of amortization, SFAS 142 now requires that we perform an initial impairment review of our goodwill in 2002 and at least an annual impairment review thereafter. In accordance with these impairment review requirements, we have completed a transitional impairment test and determined that there was no impairment.

The following table provides a reconciliation of reported net income to adjusted net income for the first quarter of 2001 had SFAS 142 been effective in the first quarter of 2001 (in thousands, except per share amounts):

	Quarter Ended March 31, 2001
	Amount	Basic EPS	Diluted EPS
Reported net income	$22	$0.00	$0.00
Add back amortization expense (net of tax):
Goodwill and workplace in force	51	$0.00	$0.00

Adjusted net income	$73	$0.00	$0.00

The changes in the carrying amount of goodwill for the first quarter of 2002 are as follows (in thousands):

Amount
Balance as of December 31, 2001	$1,637
Reclass of workplace in force	74
Unrealized foreign currency translation loss	(37)
Goodwill resulting from BeAtHome acquisition	5,712

Balance as of March 31, 2002	$7,386

In August 2001, the FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which we will be required to adopt no later than January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. We have not yet determined the impact of adopting SFAS on our financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. We adopted SFAS 144 on January 1, 2002. The adoption of this Statement did not have a material impact on our financial position, results of operations, or cash flows.

Item 3.     Quantitative and Qualitative Disclosures about Market Risks

We have not experienced any material change in our exposure to interest rate and foreign currency risks since the date of our Form 10-K for the year ended December 31, 2001.

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All our investments are in high-quality issuances, and, by our company policy, are limited in the amount of credit exposure to any one issuer. We ensure the safety and preservation of the invested principal funds by investing only in marketable securities with active secondary or resale markets, which also helps to maintain portfolio liquidity. The table below presents principal amounts and related weighted average interest rates for our investment portfolio at March 31, 2002. According to our policy, all investments mature in two years or less.

	Carrying Amount	Average Interest Rate
	(in thousands)
Cash Equivalents:
U.S. corporate securities	$19,119	1.84%

Total cash equivalents	$19,119	1.84%

Short-term Investments:
U.S. corporate securities	$69,097	3.95%
U.S. government securities	13,138	3.18%

Total short-term investments	$82,235	3.83%

Total investment securities	$101,354	3.45%

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

In June 2000, we entered into a research and development agreement with an affiliate of ENEL S.p.A., an Italian utility company. Under the terms of the contract, we agreed to work with ENEL to integrate our LONWORKS technology into ENEL’s “Contatore Elettronico” remote metering management project in Italy. During the first quarter of 2002, revenue attributable to the Contatore Elettronico project was approximately $17.6 million, or 64% of our total revenue. If the Contatore Elettronico project achieves its targeted volumes during 2002, we expect this project to account for more than 60% of our total revenues for the year.

We face a number of risks as we undertake this project, including:

•
a dispute could develop between ENEL and our company regarding product suitability, quality, price, quantities or other issues. If any dispute is not resolved in a timely manner, the project could be delayed, could become less profitable to us, or either we or ENEL could seek to terminate the research and development agreement;

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

•
once they have been manufactured, electricity meters or other products used in the Contatore Elettronico project may not be installed by ENEL in accordance with ENEL’s scheduled roll-out plan. As a result, excess inventories could develop for periods of time, which could result in the delay or cancellation of additional product shipments to ENEL and the Meter Manufacturers;

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

We generated a profit of $2.7 million for the quarter ending March 31, 2002. Although this was our sixth consecutive profitable quarter, we have incurred net losses in all other periods since our inception. As of March 31, 2002, we had an accumulated deficit of $85.6 million. We have invested and continue to invest significant financial resources in product development, marketing and sales. If our revenues do not increase significantly as a result of these expenditures, we may not be able to sustain profitability. There is also no guarantee that our profitability will continue or increase on a quarterly or annual basis. Our future operating results will depend on many factors, including:

•	the timely installation of ENEL’s Contatore Elettronico remote metering management project;

•	the adoption of our products by service providers for use in utility and/or other home automation projects similar to ENEL’s Contatore Elettronico project;

•	the return of worldwide economic growth, particularly in certain countries such as Japan, and in certain industries such as semiconductor manufacturing equipment;

•	the growth in acceptance of our products by OEMs, systems integrators, service providers and end-users;

•	the level of competition that we face;

•	our ability to attract new customers in light of increased competition;

•	our ability to develop and market new products in a timely and cost-effective basis, or at all;

•	ongoing operational expenses associated with our acquisition of BeAtHome.com and any future business acquisitions; and

•	general economic conditions.

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

Currently, significant portions of our revenues are derived from sales by EBV, the sole independent distributor of our products to OEMs in Europe. EBV accounted for 10.9% of our total revenues for the quarter ended March 31, 2002, and 30.1% of our total revenues for the same period in 2001. Our current agreement with EBV expires in December 2002. In addition, as part of our distribution strategy, we intend to develop distribution arrangements with systems integrators. In particular, we expect that a significant portion of our future revenues will be derived from sales by such systems integrators. If EBV, or any other existing or future distributor, fails to dedicate sufficient resources and efforts to marketing and selling our products, our revenues could decrease. If EBV significantly reduces its inventory levels for our products, both our revenues and customer service levels would decrease. In that case, we might be required to add our own pan-European distribution capability to meet the needs of our customers. Our business will be harmed if any of the following occurs:

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

Our future success will also depend significantly on our ability to manufacture our products cost-effectively and in sufficient volumes. For most of our products requiring assembly, we use contract electronic manufacturers, including WKK Technology, Able Electronics, and TYCO TEPC/Transpower. These contract electronic manufacturers procure material and assemble, test and inspect the final products to our specifications. This strategy involves certain risks. By using third parties to manufacture our products, we have reduced control over delivery schedules, product availability, manufacturing yields, quality and costs. In addition, contract electronic manufacturers can themselves experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers. We will also face risks if and when we transition between contract electronic manufacturers. For example, we may have to move raw material and in process inventory between locations in different parts of the world. Also, we would be required to reestablish acceptable manufacturing processes with a new work force. We could also be liable for excess or unused inventory held by contract manufacturers for use in our products. This inventory may become obsolete as a result of engineering changes that we make. In addition, we may no longer need this inventory because of factors such as changes in our production build plans, miscommunication between us and a contract manufacturer or errors made by a contract manufacturer in ordering material for use in our products. Under our contracts with these contract electronic manufacturers, we would become liable for all or some of these excess or obsolete inventories in the event our manufacturing agreement with them is cancelled and they are unable to return the material to their suppliers.

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

LONWORKS technology is open, meaning that many of our technology patents are broadly licensed without royalties or license fees. As a result, our customers are capable of developing hardware and software solutions that compete with some of our products. Because some of our customers are OEMs that develop and market their own control systems, these customers in particular could develop competing products based on our open technology. For instance, all of the network management commands required to develop software that competes with our LNS® software are published. This could decrease the market for our products and increase the competition that we face.

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

Customer requirements for control network products can change as a result of innovations or changes within the building, industrial, transportation, utility/home and other industries. For example, new or different standards within industry segments may be adopted, giving rise to new customer requirements. These customer requirements may or may not be compatible with our current or future product offerings. Our future success depends in large part on our ability to continually enhance our existing product offerings, lower the market price for our products, and develop new products that maintain technological competitiveness. We may not be successful in modifying our products and services to address these requirements and standards. For example, certain of our competitors may develop competing technologies based on Internet Protocols (IP) that may have advantages over our products in remote connection. If we are not able to develop or enhance our products to respond to these changing market conditions, our revenues and results of operations will suffer.

In addition, due to the nature of development efforts in general, we frequently delay the introduction of new or improved products beyond our original projected shipping date for such products. Historically, when these delays have occurred, we experienced an increase in our development costs and a delay in our ability to generate revenues from these new products. We believe that similar new product introduction delays in the future could also increase our costs and delay our revenues.

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

The market for our products depends on economic conditions affecting the broader control network technology and related markets. Downturns in these markets may cause our OEMs and system integrators to delay or cancel projects, reduce their production or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, capital spending in the technology sector has decreased over the past two years, and many of our customers and potential customers have experienced declines in their revenues and operations. In addition, the terrorist acts of September 11, 2001 and the possibility of subsequent terrorist activities have created an uncertain economic environment. We cannot predict the impact of these events, or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may curtail or eliminate capital spending on control network technology. If capital spending in our markets declines, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and maintain profitability.

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

To help reduce our exposure to these types of claims, we currently maintain errors and omissions insurance. However, it is possible that such insurance may not be available in the future or, if available, may be insufficient in amount to cover any particular claim. During 2000, the total limit for claims under these policies was $17.0 million. Since then, we have reduced the total limit for errors and omissions claims to $11.0 million because our insurers requested premiums that we believed were excessive. We believe that insurance premiums for errors and omissions coverage will continue to increase for the foreseeable future, which could result in increased costs or reduced limits. Consequently, if we elect to reduce our coverage, we may face increased exposure to these types of claims.

We have limited ability to protect our intellectual property rights.

Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. We have 81 issued U.S. patents, 15 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. If any of our patents fail to protect our technology, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

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

Our international sales and marketing operations are located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 86.8% of our total revenues for the quarter ended March 31, 2002 and 67.4% of our total revenues for the same period in 2001. We expect that international sales will continue to constitute a significant portion of total revenues.

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

Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The portion of our revenues conducted in currencies other than the U.S. dollar, principally the Japanese yen, was about 4.3% for the quarter ended March 31, 2002 and 6.9% for the same period in 2001.

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

As of April 30, 2002, our directors and executive officers, together with certain entities affiliated with them, beneficially owned 36.2% of our outstanding stock.

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

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports On Form 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

We filed the following reports on Form 8-K during the quarter ended March 31, 2002:

1)  On February 14, 2002, we filed a current report on Form 8-K dated January 31, 2002, under Item 2 (Acquisition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), attaching an Agreement and Plan of Reorganization dated as of January 7, 2002, as amended, a press release dated January 8, 2002 and a press release dated February 1, 2002, announcing our acquisition of BeAtHome.com, Inc.

2)  On March 27, 2002, we filed a current report on Form 8-K dated March 20, 2002, under Item 4 (Change in Registrant’s Certifying Accountant), announcing the release of Arthur Andersen LLP as our principal accountant and the engagement of KPMG LLP as our principal accountant.

3)  On April 16, 2002, we filed an amended current report on Form 8-K dated January 31, 2002, under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), attaching required supplemental combined condensed financial statements, financial information of BeAtHome.com, Inc. and pro forma financial information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

By:	/s/ OLIVER R. STANFIELD
Oliver R. Stanfield, Executive Vice President Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:    May 15, 2002