Form 10-Q
period 2002-06-30
ECHELON CORP
filed 2002-08-14
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

As of July 31, 2002, 39,677,441 shares of the Registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,854	$23,232
Short-term investments	92,668	88,421
Accounts receivable, net	26,705	29,113
Inventories	10,430	10,316
Other current assets	11,777	11,556

Total current assets	159,434	162,638

Property and equipment, net	16,681	16,480
Goodwill	7,639	1,637
Restricted investments	10,526	—
Other long-term assets	4,518	4,899

	$198,798	$185,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,047	$7,409
Accrued liabilities	2,939	2,426
Deferred revenues	1,220	1,055

Total current liabilities	13,206	10,890

LONG-TERM LIABILITIES:
Deferred rent	110	47

Total long-term liabilities	110	47

STOCKHOLDERS’ EQUITY:
Common stock	399	390
Additional paid-in capital	268,497	265,787
Treasury stock	(3,191)	(3,191)
Accumulated other comprehensive income (loss)	265	38
Deferred compensation	—	(31)
Accumulated deficit	(80,488)	(88,276)

Total stockholders’ equity	185,482	174,717

	$198,798	$185,654

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES:
Product	$30,860	$13,247	$58,086	$25,359
Service	458	670	817	1,146

Total revenues	31,318	13,917	58,903	26,505

COST OF REVENUES:
Cost of product	14,111	5,600	26,946	9,853
Cost of service	780	686	1,451	1,223

Total cost of revenues	14,891	6,286	28,397	11,076

Gross profit	16,427	7,631	30,506	15,429

OPERATING EXPENSES:
Product development	5,376	4,064	10,996	7,888
Sales and marketing	4,293	3,848	8,579	7,739
General and administrative	2,226	1,487	4,478	3,801

Total operating expenses	11,895	9,399	24,053	19,428

Income (loss) from operations	4,532	(1,768)	6,453	(3,999)
Interest and other income, net	1,011	1,807	2,011	4,061

Income before provision for income taxes	5,543	39	8,464	62
PROVISION FOR INCOME TAXES	443	1	677	2

Net income	$5,100	$38	$7,787	$60

Net income per share:
Basic	$0.13	$0.00	$0.20	$0.00

Diluted	$0.12	$0.00	$0.19	$0.00

Shares used in co mputing net income per share:
Basic	39,443	38,482	39,243	38,315

Diluted	40,818	41,458	40,812	41,154

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$7,787	$60
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,964	942
In-process research and development	400	0
Provision for doubtful accounts	20	130
Deferred compensation expense	31	92
Change in operating assets and liabilities:
Accounts receivable	2,420	(1,076)
Inventories	(114)	(5,498)
Other current assets	(205)	(367)
Accounts payable	871	1,288
Accrued liabilities	358	566
Deferred revenues	126	(510)
Deferred rent	63	5

Net cash provided by (used in) operating activities	13,721	(4,368)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(34,832)	(38,715)
Proceeds from maturities and sales of available-for-sale short-term investments	30,585	2,953
Unrealized gains (losses) on securities	(226)	375
Purchase of BeAtHome.com, Inc.	(5,812)	—
Purchase of restricted investments	(10,526)	—
Change in other long-term assets	101	(5,104)
Capital expenditures	(1,561)	(2,775)

Net cash used in investing activities	(22,271)	(43,266)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,719	1,119

Net cash provided by financing activities	2,719	1,119

EFFECT OF EXCHANGE RATE CHANGES ON CASH	453	(440)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,378)	(46,955)
CASH AND CASH EQUIVALENTS:
Beginning of period	23,232	117,664

End of period	$17,854	$70,709

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$356	$53

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2001 included in its Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002.

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

Revenue Recognition and Product Warranty

The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for 6.8% of total revenues for the quarter ended June 30, 2002 and 9.2% for the same period in 2001; and 5.3% of total revenues for the six months ended June 30, 2002 and 10.3% for the same period in 2001. Service revenues consist of product support (including software post-contract support services), training, and custom software development services.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable or reasonably assured and there are no post-delivery obligations. For hardware sales, including sales to distributors, these criteria are generally met at the time of shipment. For software licenses, these criteria are generally met upon shipment to the final end-user. The Company provides limited post-contract customer support (PCS), consisting primarily of technical support and “bug” fixes. In accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Revenue for the software license element is recognized at the time of delivery of the application product to the end-user. The Company uses the residual method to recognize software revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue for the PCS element, the total amount of which is determined from the stand-alone price of providing this service, is recognized over the service period. The costs of providing these services are expensed when incurred. Estimated reserves for warranty costs as well as reserves for sales returns and allowances related to anticipated return of products sold to distributors with limited rights of return, are recorded at the time of shipment. The Company generally has not had any significant post-delivery obligations associated with the sale of its products. Service revenue is recognized as the training services are performed, or ratably over the term of the support period. In the case of custom software development services, revenue is recognized when the customer accepts the software.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, Cash Equivalents and Short-Term Investments

The Company considers bank deposits, money market investments, and all debt and equity securities with an original maturity of three months or less as cash and cash equivalents. The Company classifies its investments in debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of June 30, 2002, the Company’s available-for-sale securities had contractual maturities from three to twenty-four months and an average maturity of eight months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of June 30, 2002, the amortized cost basis, aggregate fair value and gross unrealized holding gains by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gain
U.S. government securities	$23,690	$23,742	$52
U.S. corporate securities:
Commercial paper	4,519	4,520	1
Corporate notes and bonds	63,977	64,406	429

Total investments in debt and equity securities	$92,186	$92,668	$482

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months and six months ended June 30, 2002 (in thousands):

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Net income (Numerator):
Net income, basic & diluted	$5,100	$7,787

Shares (Denominator):
Weighted average common shares outstanding	39,471	39,271
Weighted average common shares outstanding subject to repurchase	(28)	(28)

Shares used in basic computation	39,443	39,243
Weighted average common shares outstanding subject to repurchase	28	28
Common shares issuable upon exercise of stock (treasury stock method)	1,347	1,542
Common shares issuable upon exercise of warrants (treasury stock method)	0	0
Average unamortized deferred compensation	0	(1)

Shares used in diluted computation	40,818	40,812

Net income per share:
Basic	$0.13	$0.20

Diluted	$0.12	$0.19

For the three months and six months ended June 30, 2002, stock options in the amount of 4,749,947 and 4,151,157, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect of their inclusion would be anti-dilutive.

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

In July 2001, the FASB also issued SFAS No. 142 (“SFAS 142”), “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” Under the SFAS 142, goodwill and intangible assets with indefinite lives acquired on or after June 29, 2001 are not amortized, but instead are tested for impairment annually, primarily using the fair value approach, when there is an impairment indicator. In addition, SFAS 142 provides that other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill will be assigned to reporting units for purposes of impairment testing and segment reporting; and, effective January 1, 2002, goodwill and intangible assets with indefinite lives acquired before June 29, 2001 will no longer be subject to amortization, but will instead be subject to impairment tests in accordance with the new Statement.

We adopted SFAS 142 on January 1, 2002, and, as a result, ceased amortizing approximately $2.1 million of goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. During 2001, we recorded amortization expenses totaling approximately $320,000 against this balance and would have charged approximately $360,000 of amortization in 2002. In lieu of amortization, SFAS 142 now requires that we perform an initial impairment review of our goodwill in 2002 and at least an annual impairment review thereafter. In accordance with these impairment review requirements, we have completed a transitional impairment test and determined that there was no impairment. However, if as a result of impairment reviews that we perform from time to time in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge. An impairment charge could have a material adverse impact on our financial position and/or operating results.

The following table provides a reconciliation of reported net income to adjusted net income for the second quarter of 2001 had SFAS 142 been effective in the second quarter of 2001 (in thousands, except per share amounts):

	Quarter Ended June 30, 2001
	Amount	Basic EPS	Diluted EPS
Reported net income	$38	$0.00	$0.00
Add back amortization expense (net of tax):
Goodwill and workplace in force	90	0.00	0.00

Adjusted net income	$128	$0.00	$0.00

The following table provides a reconciliation of reported net income to adjusted net income for the six months ended June 30, 2001 had SFAS 142 been effective January 1, 2001 (in thousands, except per share amounts):

	Six-Months Ended June 30, 2001
	Amount	Basic EPS	Diluted EPS
Reported net income	$60	$0.00	$0.00
Add back amortization expense (net of tax):
Goodwill and workplace in force	141	0.01	0.00

Adjusted net income	$201	$0.01	$0.00

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill, net for the six months ended June 30, 2002 are as follows (in thousands):

Amount
Balance as of December 31, 2001	$1,637
Reclass of workplace in force	74
Unrealized foreign currency translation gain	183
Goodwill resulting from BeAtHome acquisition	5,745

Balance as of June 30, 2002	$7,639

In August 2001, the FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which the Company is required to adopt no later than January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. We have not yet determined the impact of adopting SFAS 143 on the Company’s financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. We adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material impact on our financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and amending SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS 4 encouraged. We do not expect the adoption of this Statement to have a material impact on our financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our financial position, results of operations, or cash flows.

3.    Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Purchased materials	$1,854	$4,473
Work-in-process	29	57
Finished goods	8,547	5,786

	$10,430	$10,316

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Accrued payroll and related costs	$1,847	$1,778
Accrued marketing costs	462	390
Other accrued liabilities	630	258

	$2,939	$2,426

5.    Segment Disclosure:

In 1998, the Company adopted SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing business performance. The Company’s chief operating decision-making group is the Executive Staff, which is comprised of the Chief Executive Officer, the Chief Operating Officer, and their direct reports. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information.

The Company operates its business as one reportable segment: the design, manufacture and sale of products for the controls network industry, and markets its products primarily to the building automation, industrial automation, transportation, and utility/home automation markets. The Company’s products are marketed under the LONWORKS® brand name, which provides the infrastructure and support required to implement and deploy open, interoperable, control network solutions. All of the Company’s products either incorporate or operate with the Neuron® Chip and/or the LONWORKS protocol. The Company also provides services to customers which consist of technical support and training courses covering its LONWORKS network technology and products. The Company offers about 90 products and services that together constitute the LONWORKS system. In general, any given customer purchases a subset of such products and services that are appropriate for that customer’s application.

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, restricted investments, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2002, and December 31, 2001, long-lived assets of about $36.4 million and $20.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the Executive Staff when making decisions about resource allocation to the geographic areas based on their performance.

In North America, the Company sells its products through a direct sales organization. Outside North America, direct sales, applications engineering and customer support are conducted through the Company’s operations in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped. Summary information by geography for the quarters and six months ended June 30, 2002 and 2001 is as follows (in thousands):

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues from customers:
Americas	$3,519	$4,599	$7,156	$8,696
EMEA	14,696	7,017	25,519	13,407
APJ	13,103	2,301	26,228	4,394
Unallocated	0	0	0	8

Total	$31,318	$13,917	$58,903	$26,505

Gross profit:
Americas	$1,970	$2,960	$4,156	$5,653
EMEA	7,861	3,168	14,036	6,912
APJ	6,596	1,503	12,314	2,856
Unallocated	0	0	0	8

Total	$16,427	$7,631	$30,506	$15,429

Income (loss) from operations:
Americas	$1,045	$2,008	$2,261	$3,729
EMEA	6,944	2,454	12,240	5,440
APJ	5,607	595	10,448	1,032
Unallocated	(9,064)	(6,825)	(18,496)	(14,200)

Total	$4,532	$(1,768)	$6,453	$(3,999)

Products sold to ENEL S.p.A., an Italian utility company (“ENEL”) and its designated manufacturers accounted for 65.5% of total revenues for the quarter ended June 30, 2002 and 18.8% for the same period in 2001; and 64.7% of total revenues for six months ended June 30, 2002 and 10.7% for the same period in 2001. For the quarter ended June 30, 2002, 50.6% of the revenues under the ENEL program were derived from products shipped to customers in EMEA and the remaining 49.4% were derived from products shipped to customers in APJ. For the six months ended June 30, 2002, 44.5% of the revenues derived from products shipped under the ENEL program were from customers in EMEA and the remaining 55.5% from customers in APJ.

EBV, the sole independent distributor of the Company’s products in Europe, accounted for 9.4% of total revenues for the quarter ended June 30, 2002 and 21.1% for the same period in 2001; and 10.1% of total revenues for the six months ended June 30, 2002 and 25.4% for the same period in 2001.

6.    Income Taxes:

The provision for income taxes for the three months and six months ended June 30, 2002 and 2001 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses.

7.    Related Party:

In June 2000, the Company entered into a stock purchase agreement with ENEL. At the same time, the Company also entered into a research and development agreement with an affiliate of ENEL. Under the terms of the R&D agreement, the Company is cooperating with ENEL to integrate LONWORKS technology into ENEL’s remote metering management project in Italy. For the quarter and six months ended June 30, 2002, the Company has recognized revenue from products and services sold to ENEL and its designated manufacturers of approximately $20.5 million and $38.1 million respectively, $19.6 million of which is included in Accounts Receivable at June 30, 2002. For the quarter and six months ended June 30, 2001, the Company has recognized revenue from products sold to ENEL and its designated manufacturers of approximately $2.6 million and $2.8 million respectively, $2.6 million of which is included in Accounts Receivable at June 30, 2001.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Stock Repurchase Program:

In September 2001, the Company’s board of directors approved a stock repurchase program. During the quarter ended June 30, 2002, no shares were repurchased under the program. As of June 30, 2002, 1,735,000 shares are available to repurchase. Since inception of the repurchase plan, the Company has repurchased a total of 265,000 shares of its common stock at a cost of $3.2 million.

9.    Acquisition:

On January 31, 2002, the Company acquired all of the outstanding capital stock of BeAtHome.com, Inc. (“BeAtHome®”), a Fargo, North Dakota based developer of remote management system hardware and software. The results of BeAtHome’s operations, as well as a one-time charge of $400,000 related to in-process research and development (“IPR&D”), have been included in the consolidated condensed financial statements since that date. As a result of the acquisition, the Company expects to integrate certain components of BeAtHome’s technology into its current and future product offerings. The Company believes these enhancements will allow customers to more easily aggregate and process information from remote LONWORKS networks, thereby increasing overall network management capabilities. In exchange for all of the outstanding capital stock of BeAtHome, the Company paid approximately $5.9 million, comprised of cash payments totaling approximately $2.0 million to BeAtHome’s shareholders, the forgiveness of approximately $3.5 million in operating loans made to BeAtHome, and approximately $372,000 of third party expenses.

The Company is in the process of finalizing its third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets	$129
Property and equipment	373
Other long-term assets	8
Intangible assets	600
Goodwill	5,745

Total assets acquired	$6,855

Current liabilities	961

Total liabilities assumed	$961

Net assets acquired	$5,894

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our investments, allowance for doubtful accounts, revenues, inventories, asset impairments, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies relate to those policies that are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

Estimating Sales Returns and Allowances.    We sell our products and services to OEM’s, systems integrators, and our other customers directly through our sales force and indirectly through distributors around the world. Sales to certain distributors are made under terms allowing certain rights of return. Sales to EBV, our largest distributor, accounted for 9.4% of total net revenues for the quarter ended June 30, 2002 and 21.1% for the same period in 2001; and 10.1% of total net revenues for the six months ended June 30, 2002 and 25.4% for the same period in 2001. Worldwide sales to distributors, including those to EBV, accounted for approximately 18.3% of total net revenues for the quarter ended June 30, 2002 and 28.1% of total net revenues for the same period in 2001; and 17.1% of total net revenues for the six months ended June 30, 2002 and 37.0% of total net revenues for the same period in 2001.

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

To estimate potential product returns from distributors other than EBV, management analyzes historical returns and the specific contractual return rights of each distributor. In the case of EBV, we further refine this analysis by reviewing month-end inventory levels at EBV, shipments in transit to EBV, EBV’s historical sales volume by product, and forecasted sales volumes for some of EBV’s larger customers. Significant management judgments and estimates must be made and used in connection with establishing these distributor related sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management revises its judgments or estimates.

Other material sales-related estimates include our allowance for sales discounts and rebates that we identify and reserve for at the time of sale. Our allowances for sales returns and other sales related reserves were approximately $1.7 million as of June 30, 2002 and $1.6 million as of December 31, 2001.

Allowance for Doubtful Accounts.    We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, customer credit-worthiness, changes in our customers’ payment patterns and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future. Our allowance for doubtful accounts was $549,000 as of June 30, 2002 and $510,000 as of December 31, 2001.

Inventory Valuation.    At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventories on hand, in excess of forecasted demand, generally one year or less, are not valued. In addition, we write off inventories that we consider obsolete. We adjust remaining inventory balances to approximate the lower of our standard manufacturing cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. Our reserve for excess and obsolete inventory was approximately $1.3 million as of June 30, 2002 and $1.2 million as of December 31, 2001.

Warranty Reserves.    When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors changes materially in the future, we may be required to increase our warranty reserve. Our reserve for warranty costs was $212,000 as of June 30, 2002 and $119,000 as of December 31, 2001.

Deferred Income Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on our historical net operating losses, and the uncertainty of our future operating results, we have recorded a valuation allowance that fully reserves against our deferred tax assets. If we later determine that, more likely than not, some or all of the net deferred tax assets will be realized, then we would reverse some or all of the previously provided valuation allowance. Our deferred tax asset valuation allowance was $46.5 million as of December 31, 2001.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to $8.5 million as of June 30, 2002.

We adopted SFAS 142 on January 1, 2002, and, as a result, ceased amortizing approximately $2.1 million of goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. During 2001, we recorded amortization expenses totaling approximately $320,000 against this balance and would have charged approximately $360,000 of amortization in 2002. In lieu of amortization, SFAS 142 now requires that we perform an initial impairment review of our goodwill in 2002 and at least an annual impairment review thereafter. In accordance with these impairment review requirements, we have completed a transitional impairment test and determined that there was no impairment. However, if as a result of impairment reviews that we perform from time to time in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge. An impairment charge could have a material adverse impact on our financial position and/or operating results.

Results of Operations

Net Revenue

	Three Months Ended June 30,		2002 over 2001 % Change	Six Months Ended June 30,		2002 over 2001 % Change
	2002	2001		2002	2001
(dollars in thousands)
U.S. and unallocated	$3,520	$4,599	(23.5)%	$7,157	$8,704	(17.8)%
International	27,798	9,318	198.3%	51,746	17,801	190.7%

Total	$31,318	$13,917	125.0%	$58,903	$26,505	122.2%

	Three Months Ended June 30,		2002 over 2001 % Change	Six Months Ended June 30,		2002 over 2001 % Change
	2002	2001		2002	2001
(dollars in thousands)
ENEL related	$20,508	$2,613	684.8%	$38,083	$2,831	1245.2%
Non-ENEL related	10,810	11,304	(4.4)%	20,820	23,674	(12.1)%

Total	$31,318	$13,917	125.0%	$58,903	$26,505	122.2%

	Three Months Ended June 30,		2002 over 2001 % Change	Six Months Ended June 30,		2002 over 2001 % Change
	2002	2001		2002	2001
(dollars in thousands)
Product	$30,860	$13,247	133.0%	$58,086	$25,359	129.1%
Service	458	670	(31.6)%	817	1,146	(28.7)%

Total	$31,318	$13,917	125.0%	$58,903	$26,505	122.2%

	Three Months Ended June 30,		2002 over 2001 % Change	Six Months Ended June 30,		2002 over 2001 % Change
	2002	2001		2002	2001
% of Total Net Revenue
Product	98.5%	95.2%	3.3%	98.6%	95.7%	2.9%
Service	1.5%	4.8%	(3.3)%	1.4%	4.3%	(2.9)%

Total	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%

        Net revenue grew to $31.3 million in the second quarter of 2002 from $13.9 million in the same quarter of 2001. Net revenue grew to $58.9 million for the six months ended June 30, 2002 from $26.5 million in the same period of 2001. The 125.0% increase in total revenues between the two quarters and 122.2% increase in total revenues between the two six months periods was the result of an increase in product revenues, particularly products sold under the ENEL program. Products sold to ENEL and its designated manufacturers accounted for 65.5% of total revenues for the quarter ended June 30, 2002 and 18.8% for the same period in 2001; and 64.7% of total revenues for the six months ended June 30, 2002 and 10.7% for the same period in 2001. If the ENEL program achieves its targeted volumes for 2002, we expect that total revenues attributable to the project will account for more than 60% of our total revenue for the year. If, after 2002, the program continues to move forward under ENEL’s current roll-out plan, we believe that revenue attributable to the project will continue to account for a material portion of our overall revenues during 2003 and 2004. Once the project is completed, or if it is cancelled prior to its completion, we would experience a significant drop in our overall revenue which would have a material negative impact on our financial position. Given our significant dependence on one customer at this time, we continue to seek opportunities to expand our customer base. We have formed a new sales and marketing organization which has been tasked with identifying other customers for our products over time, although we can give no assurance that their efforts will be successful.

EBV, the sole independent distributor of our products in Europe, accounted for 9.4% of total net revenues for the quarter ended June 30, 2002 and 21.1% for the same period in 2001; and 10.1% of total net revenues for the six months ended June 30, 2002 and 25.4% for the same period in 2001. Our contract with EBV expires in December 2002. While we expect that our agreement with EBV will be renewed at that time, if we were unsuccessful in that attempt, our revenues could decrease and our financial position could be harmed.

Product revenues grew to $30.9 million in the second quarter of 2002 from $13.2 million in the second quarter of 2001. Product revenues for the six months ended June 30, 2002 grew to $58.1 million from $25.4 million for the same period in 2001. The 133.0% increase in product revenues between the two quarters and 129.1% increase between the two six months periods was primarily the result of an increase in sales of products under the ENEL program. Offsetting these increases were sales decreases in all other product categories, with the exception of our i.LON™ products, which experienced a slight increase in sales between the two periods, and our LonPoint® products, which experienced a slight increase in sales during the six months ended June 30, 2002. We believe that, as long as the ongoing worldwide economic downturn continues, it will hinder our ability to generate material product revenue growth from our customers other than ENEL. In fact, a prolonged worldwide economic downturn could force some of our customers out of business permanently, which could have a material negative impact on our revenues and results of operations.

Service revenues declined to $458,000 in the second quarter of 2002 from $670,000 in the second quarter of 2001. Service revenues declined to $817,000 for the six months ended June 30, 2002 from $1.1 million in the same period of 2001. The 31.6% decrease in service revenues between the two quarters was primarily the result of a decrease in customer support and training revenues. The 28.7% decrease in service revenues between the two six month periods was the result of decreased customer software development, customer support, and training revenues. We believe that the ongoing worldwide economic downturn has forced many of our customers to curtail spending for training and support. We do not expect our service revenues to improve so long as these economic conditions continue. Slightly offsetting these service revenue decreases in both the quarter and six months ended June 30, 2002 were revenues generated from the monthly fees collected from customers for our BeAtHome remote monitoring services.

Cost of Revenues

	Three Months Ended June 30,		2002 over 2001 % Change	Six Months Ended June 30,		2002 over 2001 % Change
	2002	2001		2002	2001
Product	$14,111	$5,600	152.0%	$26,946	$9,853	173.5%
Service	780	686	13.7%	1,451	1,223	18.6%

Total	$14,891	$6,286	136.9%	$28,397	$11,076	156.4%

Gross Profit	$16,427	$7,631	115.3%	$30,506	$15,429	97.7%

	Three Months Ended June 30,		2002 over 2001 % Change	Six Months Ended June 30,		2002 over 2001 % Change
	2002	2001		2002	2001
As a % of Net Revenue
Product	45.0%	40.2%	4.8%	45.7%	37.2%	8.5%
Service	2.5%	4.9%	(2.4)%	2.5%	4.6%	(2.1)%

Total	47.5%	45.1%	2.4%	48.2%	41.8%	6.4%

Gross Profit	52.5%	54.9%	(2.4)%	51.8%	58.2%	(6.4)%

Cost of product.    Cost of product revenues consists of costs associated with the purchase of components and subassemblies, as well as allocated labor, overhead and manufacturing variance costs associated with the packaging, preparation and shipment of products. Cost of product revenues in the second quarter of 2002 was $14.1 million compared to $5.6 million for the same period in 2001, representing product gross margins of 54.3% for the second quarter of 2002 and 57.7% for the same period in 2001. Cost of product revenues for the six months ended June 30, 2002 was $26.9 million compared to $9.9 million for the same period in 2001, representing product gross margins of 53.6% for the six months ended June 30, 2002 and 61.1% for the same period in 2001. The decline in product gross margin percentage for both the quarter and six months ended June 30, 2002 was primarily the result of shipping quantity volumes of product with lower margins under the ENEL program, and, to a lesser extent, changes in the mix of other products sold and fluctuations in overhead spending rates.

Cost of service.    Cost of service revenues consists of employee-related costs as well as direct costs incurred in providing training and customer support services. Cost of service revenues increased to $780,000 for the second quarter of 2002 from $686,000 for the comparative period in 2001, an increase of 13.7%, representing service gross margins of (70.3)% for the second quarter of 2002 and (2.4)% for the same period in 2001. Cost of service revenues increased to $1.5 million for the six months ended June 30, 2002 from $1.2 million for the comparative period in 2001, an increase of 18.6%, representing service gross margins of (77.6)% for the six months ended June 30, 2002 and (6.7)% for the same period in 2001. The decline in service gross margins for both the quarter and six months was primarily due to reduced service revenues as well as increased facilities, payroll, and travel costs. In addition, customer service related expenses incurred by BeAtHome also contributed to the increased costs during the two periods.

Operating Expenses

	Three Months Ended June 30,		2002 over 2001 % Change	Six Months Ended June 30,		2002 over 2001 % Change
	2002	2001		2002	2001
(dollars in thousands)
Product Development	$5,376	$4,064	32.3%	$10,996	$7,888	39.4%
Sales and Marketing	4,293	3,848	11.6%	8,579	7,739	10.9%
General and Administrative	2,226	1,487	49.7%	4,478	3,801	17.8%

Total Operating Expenses	$11,895	$9,399	26.6%	$24,053	$19,428	23.8%

	Three Months Ended June 30,		2002 over 2001 % Change	Six Months Ended June 30,		2002 over 2001 % Change
	2002	2001		2002	2001
As a % of Net Revenue
Product Development	17.2%	29.2%	(12.0)%	18.7%	29.8%	(11.1)%
Sales and Marketing	13.7%	27.6%	(13.9)%	14.6%	29.2%	(14.7)%
General and Administrative	7.1%	10.7%	(3.6)%	7.6%	14.3%	(6.7)%

Total Operating Expenses	38.0%	67.5%	(29.5)%	40.8%	73.3%	(32.5)%

Product development.    Product development expenses consist primarily of payroll and related expenses for development personnel, expensed material and facility costs associated with the development of new technologies and products. Product development expenses for the second quarter of 2002 grew to $5.4 million from $4.1 million in the same quarter of 2001, representing 17.2% of total revenues for the second quarter of 2002 and 29.2% of total revenues for the same period in 2001. Product development expenses for the six months ended June 30, 2002 grew to $11.0 million from $7.9 million in the same period of 2001, representing 18.7% of total revenues for the six months ended June 30, 2002 and 29.8% of total revenues for the same period in 2001. This increase in product development expenses for both the quarter and six months was primarily the result of costs attributable to operations at BeAtHome during February and March of 2002, including a one-time charge of $400,000 related to in-process research and development expensed in the first quarter of 2002, increased costs associated with our new corporate facilities in San Jose, and increased personnel costs.

Sales and marketing.    Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, advertising and product promotion and facilities costs associated with our sales and support offices. Sales and marketing expenses for the second quarter of 2002 increased to $4.3 million from $3.8 million in the same quarter of 2001, representing 13.7% of total revenues for the second quarter of 2002 and 27.6% of total revenues for the same period in 2001. Sales and marketing expenses for the six months ended June 30, 2002 increased to $8.6 million from $7.7 million in the same period of 2001, representing 14.6% of total revenues for the six months ended June 30, 2002 and 29.2% of total revenues for the same period in 2001. The increase in sales and marketing expenses for the quarter was the result of increased costs associated with our new corporate facilities in San Jose, increased personnel costs, increased costs for consultants and other third party service providers, sales and marketing costs attributable to operations at BeAtHome, and increased travel costs. The increase in sales and marketing expenses for the six months was primarily the result of increased costs associated with our new corporate facilities in San Jose, increased personnel costs, increased costs for tradeshows and other marketing events, and sales and marketing costs attributable to operations at BeAtHome.

General and administrative.    General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expenses in the second quarter of 2002 increased to $2.2 million from $1.5 million in the same quarter of 2001, representing 7.1% of total revenues for the second quarter of 2002 and 10.7% of total revenues for the same period in 2001. General and administrative expenses for the six months ended June 30, 2002 increased to $4.5 million from $3.8 million in the same period of 2001, representing 7.6% of total revenues for the six months ended June 30, 2002 and 14.3% of total revenues for the same period in 2001. This increase in general and administrative expenses for the both the quarter and six months was primarily the result of increased personnel costs, general and administrative costs attributable to operations at BeAtHome, and increased costs associated with our new corporate facilities in San Jose. Partially offsetting the six month year over year increase was the one-time $475,000 settlement charge related to the Calabrese patent infringement lawsuit that we paid in the first quarter of 2001.

Interest and other income, net

	Three Months Ended June 30,		2002 over 2001 % Change	Six Months Ended June 30,		2002 over 2001 % Change
	2002	2001		2002	2001
	(dollars in thousands)
Interest and other income, net	$1,011	$1,807	(44.1)%	$2,011	$4,061	(50.5)%

	Three Months Ended June 30,		2002 over 2001 % Change	Six Months Ended June 30,		2002 over 2001 % Change
	2002	2001		2002	2001
	As a % of Net Revenue
Interest and other income, net	3.2%	13.0%	(9.8)%	3.4%	15.3%	(11.9)%

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. Interest and other income, net for the second quarter of 2002 decreased to $1.0 million from $1.8 million for the comparable period in 2001. Interest and other income, net for the six months ended June 30,

2002 decreased to $2.0 million from $4.1 million for the comparable period in 2001. This decrease was primarily due to the lower average balance of invested cash during the comparative periods, as well as lower average rates of return on those invested balances.

Provision for income taxes

	Three Months Ended June 30,		2002 over 2001 % Change	Six Months Ended June 30,		2002 over 2001 % Change
	2002	2001		2002	2001
	(dollars in thousands)
Provision for income taxes	$443	$1	44,200%	$677	$2	33,750%

	Three Months Ended June 30,		2002 over 2001 % Change	Six Months Ended June 30,		2002 over 2001 % Change
	2002	2001		2002	2001
As a % of Net Revenue
Provision for income taxes	1.4%	0.0%	1.4%	1.1%	0.0%	1.1%

The provision for income taxes for the quarter and six months ended June 30, 2002 includes a provision for Federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes for the quarter and six months ended June 30, 2002 primarily consist of taxes related to profitable foreign subsidiaries and various state minimum taxes. Income taxes were $443,000 for the quarter ended June 30, 2002 and $1,000 for the same period in 2001. Income taxes were $677,000 for the six months ended June 30, 2002, and $2,000 for the same period in 2001.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through June 30, 2002, we raised $268.9 million from the sale of preferred stock and common stock.

As of June 30, 2002, we had cash, cash equivalents and short-term investments of $110.5 million. Net cash provided by operating activities was $13.7 million for the six months ended June 30, 2002 compared to net cash used for operating activities of $4.4 million during the same period of 2001. Cash provided by operating activities in 2002 was principally the result of the net profit, a decrease in accounts receivable, and an increase in accounts payable and accrued liabilities. Cash used for operating activities in 2001 of $4.4 million was principally the result of a planned increase in inventories, increases in accounts receivable and other current assets, and a decrease in our deferred revenues, partially offset by increases in accounts payable and accrued liabilities.

Net cash used for investing activities for the six months ended June 30, 2002 of $22.3 million was principally due to the purchase of available-for-sale short-term investments, the purchase of restricted investments required by our bank to collateralize certain credit facilities issued to us, net cash paid of $5.8 million for BeAtHome, and capital expenditures of $1.6 million, partially offset by proceeds from sales and maturities of available-for-sale short-term investments. For the six months ended June 30, 2001, net cash used for investing activities of $43.3 million was principally due to the purchase of available-for-sale short-term investments, a $5.1 million increase in other long-term assets, and the incurrence of capital expenditures of $2.8 million, partially offset by proceeds from sales and maturities of available-for-sale short-term investments.

Net cash provided by financing activities of $2.7 million for the six months ended June 30, 2002 and $1.1 million for the same period in 2001 was principally due to the proceeds from the exercise of stock options by employees and, to a lesser extent, by the proceeds from the exercise of stock warrants by some of our warrant holders, which warrant holders are also directors of our company.

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

Related Party Transactions

Larry W. Sonsini, a director of our company, serves as a member, Chairman and Chief Executive Officer of Wilson Sonsini Goodrich & Rosati, Professional Corporation (“WSGR”), our principal outside legal counsel. We believe payments made to WSGR for services performed during the quarters ended June 30, 2002 and 2001 were based upon hourly billing rates and other terms similar to those used by other unrelated law firms we engage from time to time.

In June 2000, we entered into a stock purchase agreement with ENEL. At the same time, we also entered into a research and development agreement with an affiliate of ENEL. Under the terms of the stock purchase agreement, ENEL has the right to nominate a member of our board of directors. ENEL appointed Mr. Francesco Tato as its representative to our Board of Directors in September 2000. As a consequence of the expiration of Mr. Tato’s mandate as ENEL’s Chief Executive Officer, Mr. Tato resigned as Board member in all of ENEL’s subsidiaries and affiliates, including Echelon. His resignation from our Board of Directors was effective in June 2002. ENEL has reserved its right to nominate a new member of our board of directors. Under the terms of the research and development agreement, we are cooperating with ENEL to integrate our LONWORKS technology into ENEL’s remote metering management project in Italy. For the quarter and six months ended June 30, 2002, the Company has recognized revenue from products and services sold to ENEL and its designated manufacturers of approximately $20.5 million and $38.1 million respectively, $19.6 million of which was included in Accounts Receivable at June 30, 2002. For the quarter and six months ended June 30, 2001, the Company recognized revenue from products sold to ENEL and its designated manufacturers of approximately $2.6 million and $2.8 million respectively, $2.6 million of which was included in Accounts Receivable at June 30, 2001. During the term of service of ENEL’s representative on our board of directors from September 2000 to June 2002, ENEL’s representative abstained from resolutions on any matter relating to ENEL.

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

In July 2001, the FASB also issued SFAS No. 142 (“SFAS 142”), “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” Under SFAS 142, goodwill and intangible assets with indefinite lives acquired on or after June 29, 2001 are not amortized, but instead are tested for impairment annually, primarily using the fair value approach, when there is an impairment indicator. In addition, SFAS 142 provides that other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill will be assigned to reporting units for purposes of impairment testing and segment reporting; and, effective January 1, 2002, goodwill and intangible assets with indefinite lives acquired before June 29, 2001 will no longer be subject to amortization, but will instead be subject to impairment tests in accordance with the new Statement.

We adopted SFAS 142 on January 1, 2002, and, as a result, ceased amortizing approximately $2.1 million of goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. During 2001, we recorded amortization expenses totaling approximately $320,000 against this balance and would have charged approximately $360,000 of amortization in 2002. In lieu of amortization, SFAS 142 now requires that we perform an initial impairment review of our goodwill in 2002 and at least an annual impairment review thereafter. In accordance with these impairment review requirements, we have completed a transitional impairment test and determined that there was no impairment. However, if as a result of impairment reviews that we perform from time to time in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge. An impairment charge could have a material adverse impact on our financial position and/or operating results.

The following table provides a reconciliation of reported net income to adjusted net income for the second quarter of 2001 had SFAS 142 been effective in the second quarter of 2001 (in thousands, except per share amounts):

	Quarter Ended June 30, 2001
	Amount	Basic EPS	Diluted EPS
Reported net income	$38	$0.00	$0.00
Add back amortization expense (net of tax):
Goodwill and workplace in force	90	0.00	0.00

Adjusted net income	$128	$0.00	$0.00

The following table provides a reconciliation of reported net income to adjusted net income for the six months ended June 30, 2001 had SFAS 142 been effective January 1, 2001 (in thousands, except per share amounts):

	Six-Months Ended June 30, 2001
	Amount	Basic EPS	Diluted EPS
Reported net income	$60	$0.00	$0.00
Add back amortization expense (net of tax):
Goodwill and workplace in force	141	0.01	0.00

Adjusted net income	$201	$0.01	$0.00

The changes in the carrying amount of goodwill, net for the six months ended June 30, 2002 are as follows (in thousands):

Amount
Balance as of December 31, 2001	$1,637
Reclass of workplace in force	74
Unrealized foreign currency translation gain	183
Goodwill resulting from BeAtHome acquisition	5,745

Balance as of June 30, 2002	$7,639

In August 2001, the FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which we will be required to adopt no later than January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. We have not yet determined the impact of adopting SFAS 143 on our financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. We adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material impact on our financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and amending SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS 4 encouraged. We do not expect the adoption of this Statement to have a material impact on our financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for

Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our financial position, results of operations, or cash flows.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

We have not experienced any material change in our exposure to interest rate and foreign currency risks since the date of our Form 10-K for the year ended December 31, 2001.

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All our investments are in high-quality issuances, and, by our company policy, are limited in the amount of credit exposure to any one issuer. We ensure the safety and preservation of the invested principal funds by investing only in marketable securities with active secondary or resale markets, which also helps to maintain portfolio liquidity. The table below presents principal amounts and related weighted average interest rates for our investment portfolio at June 30, 2002. According to our policy, all investments mature in two years or less.

	Carrying Amount	Average Interest Rate
	(in thousands)
Cash Equivalents:
U.S. corporate securities	$11,199	1.81%

Total cash equivalents	$11,199	1.81%

Short-term Investments:
U.S. corporate securities	$71,773	3.66%
U.S. government securities	23,742	2.87%

Total short-term investments	$95,515	3.46%

Total investment securities	$106,714	3.28%

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

Our future results would be significantly harmed if our project with ENEL is terminated or is not successful.

In June 2000, we entered into a research and development agreement with an affiliate of ENEL S.p.A., an Italian utility company. Under the terms of the contract, we agreed to work with ENEL to integrate our LONWORKS technology into ENEL’s “Contatore Elettronico” remote metering management project in Italy. During the second quarter of 2002, revenue attributable to the Contatore Elettronico project was approximately $20.5 million, or 65.5% of our total revenue. If the Contatore Elettronico project achieves its targeted volumes during 2002, we expect this project to account for more than 60% of our total revenues for the year.

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

•
once they have been manufactured, electricity meters or other products used in the Contatore Elettronico project may not be installed by ENEL in accordance with ENEL’s scheduled roll-out plan. As a result, excess inventories could develop for periods of time, which could result in the delay or cancellation of additional product shipments to ENEL and the contract equipment manufacturers that ENEL has selected to manufacture electricity meters for the project;

•
ENEL may not successfully develop or maintain the management center software to monitor and control the electricity meters and other products used in the Contatore Elettronico project, or the management center software that ENEL develops may not be scalable enough to support the estimated 27 million meters that ENEL intends to install as part of the project. As a result, ENEL might reduce purchases of electricity meters or other products, thereby reducing future shipments of our products;

•	the products we develop for the Contatore Elettronico project might not yield economic returns;

•	the research and development agreement between ENEL and our company might be terminated if, among other things, either party materially breaches its obligations under the agreement; or

•	third parties may contest part or all of our agreement with ENEL.

In addition, ENEL has recently appointed a new chairman and chief executive officer, whom we understand will continue to review ENEL’s strategic plans and policies, including the Contatore Elettronico. If ENEL’s new management determines that ENEL no longer wishes to pursue the Contatore Elettronico to the extent we currently contemplate, or at all, then ENEL could seek to curtail or terminate the project.

If our efforts under our research and development agreement with ENEL or the related Contatore Elettronico project are not successful, our revenues and income could suffer and this could significantly and adversely affect our financial condition and operating results.

The performance of the contract equipment manufacturers that ENEL has selected to manufacture electricity meters could affect our project with ENEL.

ENEL has selected several contract equipment manufacturers, or Meter Manufacturers, to manufacture electricity meters for the Contatore Elettronico. We sell our products to these Meter Manufacturers as part of this project. Our success under the Contatore Elettronico could be affected by the Meter Manufacturers for many reasons, including:

•	the Meter Manufacturers may not achieve their intended production levels;

•	the Meter Manufacturers may not maintain product quality at the levels required to successfully install electricity meters;

•	the Meter Manufacturers may not maintain sufficient net working capital to fund production of electricity meters;

•
the Meter Manufacturers may experience excess raw material and finished goods inventories if they fail to achieve intended production and/or quality levels and may therefore reduce future purchases of our products until their inventories return to acceptable levels;

•
if the Meter Manufacturers fail to meet their intended production or quality levels, fail to pay us in accordance with agreed-upon payment terms for products we ship to them, or breach any of their agreements with us, we could elect to cancel orders for products from Meter Manufacturers, delay shipment of products to Meter Manufacturers, or otherwise fail to achieve our revenue targets for the Contatore Elettronico project.

In addition, we understand that one of the Meter Manufacturers may be placed under sanction by the U.S. Department of State for alleged violations of the Iran-Iraq Arms Non-Proliferation Act of 1992 and the Chemical and Biological Weapons Control and Warfare Elimination Act of 1991, which prohibit any company that helps either Iran or Iraq acquire certain weapons from doing business with U.S. companies and the U.S. government for a period of time. These laws also ban U.S. companies from exporting goods that require U.S. government license controls to the companies. We do not believe the Meter Manufacturer is currently under such sanctions. However, if these penalties are imposed on the Meter Manufacturer, and as a result, we cannot sell our products to the Meter Manufacturer, then until ENEL has found an alternate Meter Manufacturer to which we could provide products, our revenues and operating results could suffer materially.

We have a history of losses, and we may incur losses in the future.

We generated a profit of $5.1 million for the quarter ending June 30, 2002. Although this was our seventh consecutive profitable quarter, we have incurred net losses in all other periods since our inception. As of June 30, 2002, we had an accumulated deficit of $80.5 million. We have invested and continue to invest significant financial resources in product development, marketing and sales. If our revenues do not increase significantly as a result of these expenditures, we may not be able to sustain profitability. There is also no guarantee that our profitability will continue or increase on a quarterly or annual basis. Our future operating results will depend on many factors, including:

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

•
the results of impairment tests that we will perform from time to time in the future, in accordance with SFAS 142, with respect to goodwill and other intangible assets we acquired from BeAtHome and Arigo Software GmbH. If the results of these impairment tests indicate that an impairment event has taken place, we will be required to take an asset impairment charge that could have a material, adverse effect on our operating results; and

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

•	we may face increased competition;

•	market acceptance of our products may decrease;

•	our customers may delay or cancel their orders;

•	the mix of products and services that we sell may change to a less profitable mix;

•	shipment and payment schedules may be delayed;

•	our pricing policies or those of our competitors may change;

•	our product distribution may change; and

•	product ratings by industry analysts and endorsements of competing products by industry groups could hurt the market acceptance of our products.

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

Currently, significant portions of our revenues are derived from sales by EBV, the sole independent distributor of our products to OEMs in Europe. EBV accounted for 9.4% of our total revenues for the quarter ended June 30, 2002, and 21.1% of our total revenues for the same period in 2001; and 10.1% of our total revenues for the six months ended June 30, 2002, and 25.4% of our total revenues for the same period in 2001. Our current agreement with EBV expires in December 2002. In addition, as part of our distribution strategy, we intend to develop distribution arrangements with systems integrators. In particular, we expect that a significant portion of our future revenues will be derived from sales by such systems integrators. If EBV, or any other existing or future distributor, fails to dedicate sufficient resources and efforts to marketing and selling our products, our revenues could decrease. If EBV significantly reduces its inventory levels for our products, both our revenues and customer service levels would decrease. In that case, we might be required to add our own pan-European distribution capability to meet the needs of our customers. Our business will be harmed if any of the following occurs:

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

Our performance depends substantially on the performance of our executive officers and key employees. Due to the specialized technical nature of our business, we are particularly dependent on our Chief Executive Officer, our Chief Operating Officer, and our technical personnel. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations and managerial personnel. Competition for qualified personnel in our business areas is intense, and we may not be able to continue to attract and retain qualified executive officers and key personnel necessary to enable our business to succeed. Our product development and marketing functions are largely based in Silicon Valley, which is typically a highly competitive marketplace. It may be particularly difficult to recruit, relocate and retain qualified personnel in this geographic area. Moreover, the cost of living, including the cost of housing, in the Silicon Valley is known to be high. Because we are prohibited from making loans to executive officers under recent legislation, we will not be able to assist potential key personnel to acquire housing or to alleviate other costs that might be associated with joining our company. In addition, if we lose the services of any of our key personnel and are not able to find replacements in a timely manner, our business could be disrupted, other key personnel may decide to leave, and we may incur increased operating expenses in finding and compensating their replacements.

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

To help reduce our exposure to these types of claims, we currently maintain errors and omissions insurance. However, it is possible that such insurance may not be available in the future or, if available, may be insufficient in amount to cover any particular claim. During 2000, the total limit for claims under these policies was $17.0 million. Since then, we have reduced the total limit for errors and omissions claims to $11.0 million because we believed our insurers requested premiums that were excessive. We believe that insurance premiums for errors and omissions coverage will continue to increase for the foreseeable future, which could result in increased costs or reduced limits. Consequently, if we elect to reduce our coverage, we may face increased exposure to these types of claims.

We have limited ability to protect our intellectual property rights.

Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. We have 81 issued U.S. patents, 12 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. If any of our patents fail to protect our technology, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

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

Our international sales and marketing operations are located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 88.8% of our total revenues for the quarter ended June 30, 2002 and 66.9% of our total revenues for the same period in 2001; and 87.8% of our total revenues for the six months ended June 30, 2002 and 67.2% of our total revenues for the same period in 2001. We expect that international sales will continue to constitute a significant portion of total revenues.

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

Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The portion of our revenues conducted in currencies other than the U.S. dollar, principally the Japanese yen, was about 5.9% for the quarter ended June 30, 2002 and 8.9% for the same period in 2001; and 5.2% for the six months ended June 30, 2002 and 7.9% for the same period in 2001.

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

As of July 31, 2002, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, ENEL, which has the right to nominate a director to our Board of Directors), beneficially owned 36.2% of our outstanding stock.

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

For example, we have entered into the Contatore Elettronico project with an affiliate of ENEL. ENEL currently owns 3.0 million shares of our common stock, representing approximately 7.6% of our outstanding common stock. ENEL also has the right to nominate a member of our board of directors as long as ENEL owns at least 2.0 million shares of our common stock. As a consequence of the expiration of his mandate as ENEL’s Chief Executive Officer, Mr. Francesco Tato resigned as Board member in all of ENEL’s subsidiaries and affiliates, including Echelon in which he served as representative of ENEL on our board of directors from September 2000 until June 2002. ENEL has reserved its right to nominate a new member of our board of directors, approved by us, to fill the vacancy created by the resignation of ENEL’s former board representative to our board of directors. During the term of service of ENEL’s former representative from September 2000 to June 2002, ENEL’s representative on our board abstained from resolutions on any matter relating to ENEL. A member of our board of directors who is also an officer of or is otherwise affiliated with ENEL may decline to take action in a manner that might be favorable to us but adverse to ENEL. Conflicts that could arise might concern the Contatore Elettronico project with ENEL and other matters where ENEL’s interest may not always coincide with our interests or the interests of our other stockholders. Any of those conflicts could affect our ability to complete the Contatore Elettronico project on a timely basis, could increase our expenses or reduce our profits in connection with the project, could affect our ability to obtain approval for or complete other projects or plans that are in conflict with ENEL’s goals, and could otherwise significantly and adversely affect our financial condition and results of operations.

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

PART II. OTHER INFORMATION

Item 4.    Submission of Matters To A Vote of Security Holders

The Company held its annual meeting of stockholders on May 17, 2002 (the “Annual Meeting”). At such meeting, the following directors were elected: M. Kenneth Oshman and Larry W. Sonsini. Our incumbent directors, Robert J. Finocchio, Jr., Armas Clifford Markkula, Jr., Robert R. Maxfield, Richard M. Moley, and Arthur Rock will continue to serve on the Board. The only other matter submitted to stockholder vote at the Annual Meeting was the ratification of the appointment of KPMG LLP as independent public accountants of the Company for the fiscal year ending December 31, 2002. Voting results for the KPMG LLP appointment were as follows: For: 32,123,451; Against: 77,487; Abstain: 33,098; Broker Non-Votes: 0. Voting results for the election of the directors were as follows:

	Votes For:	Votes Withheld:
M. Kenneth Oshman	31,946,212	287,824
Larry W. Sonsini	32,147,618	86,418

Item 6.    Exhibits and Reports on Form 8-K

Exhibit No.	Description of Document

99.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: August 13, 2002	By:	/s/ Oliver R. Stanfield
Oliver R. Stanfield Executive Vice President Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)