Form 10-Q
period 2002-09-30
ECHELON CORP
filed 2002-11-13
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes  ☒ No  ☐

As of October 31, 2002, 39,684,501 shares of the Registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q
For the Quarter Ended September 30, 2002

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,687	$23,232
Short-term investments	96,735	88,421
Accounts receivable, net	32,108	29,113
Inventories	10,008	10,316
Other current assets	7,869	11,556

Total current assets	164,407	162,638

Property and equipment, net	16,761	16,480
Goodwill	7,641	1,637
Restricted investments	10,696	—
Other long-term assets	4,143	4,899

	$203,648	$185,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,767	$7,409
Accrued liabilities	3,492	2,426
Deferred revenues	1,303	1,055

Total current liabilities	12,562	10,890

LONG-TERM LIABILITIES:
Deferred rent	140	47

Total long-term liabilities	140	47

STOCKHOLDERS’ EQUITY:
Common stock	399	390
Additional paid-in capital	268,560	265,787
Treasury stock	(3,191)	(3,191)
Accumulated other comprehensive income	340	38
Deferred compensation	—	(31)
Accumulated deficit	(75,162)	(88,276)

Total stockholders’ equity	190,946	174,717

	$203,648	$185,654

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2002	2001	2002	2001
REVENUES:
Product	$33,073	$17,655	$91,159	$43,014
Service	277	328	1,094	1,474

Total revenues	33,350	17,983	92,253	44,488

COST OF REVENUES:
Cost of product	15,630	8,697	42,576	18,550
Cost of service	699	518	2,150	1,741

Total cost of revenues	16,329	9,215	44,726	20,291

Gross profit	17,021	8,768	47,527	24,197

OPERATING EXPENSES:
Product development	5,405	4,320	16,401	12,208
Sales and marketing	4,354	3,732	12,933	11,471
General and administrative	2,394	1,438	6,872	5,239

Total operating expenses	12,153	9,490	36,206	28,918

Income (loss) from operations	4,868	(722)	11,321	(4,721)
Interest and other income, net	922	1,511	2,933	5,572

Income before provision for income taxes	5,790	789	14,254	851
PROVISION FOR INCOME TAXES	463	32	1,140	34

Net income	$5,327	$757	$13,114	$817

Net income per share:
Basic	$0.13	$0.02	$0.33	$0.02

Diluted	$0.13	$0.02	$0.32	$0.02

Shares used in computing net income per share:
Basic	39,658	38,648	39,388	38,436

Diluted	40,619	41,526	40,769	41,273

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$13,114	$817
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,893	1,492
In-process research and development	400	—
Provision for doubtful accounts	66	200
Deferred compensation expense	31	138
Change in operating assets and liabilities:
Accounts receivable	(3,028)	(8,471)
Inventories	308	(9,673)
Other current assets	3,702	(570)
Accounts payable	(409)	3,375
Accrued liabilities	913	496
Deferred revenues	207	(400)
Deferred rent	93	7

Net cash provided by (used in) operating activities	18,290	(12,589)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(57,850)	(51,571)
Proceeds from maturities and sales of available-for-sale short-term investments	49,536	14,512
Unrealized gains (losses) on securities	(104)	669
Purchase of BeAtHome.com, Inc.	(5,811)	—
Purchase of restricted investments	(10,696)	—
Change in other long-term assets	380	(4,988)
Capital expenditures	(2,477)	(10,713)

Net cash used in investing activities	(27,022)	(52,091)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,782	1,710
Repurchase of common stock	—	(3,191)

Net cash provided by (used in) financing activities	2,782	(1,481)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	405	(184)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,545)	(66,345)
CASH AND CASH EQUIVALENTS:
Beginning of period	23,232	117,664

End of period	$17,687	$51,319

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$387	$78

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

Revenue Recognition and Product Warranty

The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for 9.2% of total revenues for the quarter ended September 30, 2002 and 6.5% for the same period in 2001; and 6.7% of total revenues for the nine months ended September 30, 2002 and 8.7% for the same period in 2001. Service revenues consist of product support (including software post-contract support services), training, and custom software development services.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable or reasonably assured and there are no post-delivery obligations. For hardware sales, including sales to distributors, these criteria are generally met at the time of shipment. For software licenses, these criteria are generally met upon shipment to the final end-user, system integrator, or OEM. The Company provides limited post-contract customer support (PCS), consisting primarily of technical support and “bug” fixes. In accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Revenue for the software license element is recognized at the time of delivery of the application product to the end-user. The Company uses the residual method to recognize software revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Revenue for the PCS element, the total amount of which is determined from the stand-alone price of providing this service, is recognized over the service period. The costs of providing these services are expensed when incurred. Estimated reserves for warranty costs as well as reserves for sales returns and allowances related to anticipated return of products sold to distributors with limited rights of return, are recorded at the time of shipment. The Company generally has not had any significant post-delivery obligations associated with the sale of its products. Service revenue is recognized as the training services are performed, or ratably over the term of the support period. In the case of custom software development services, revenue is recognized when the customer accepts the software.

Cash, Cash Equivalents and Short-Term Investments

The Company considers bank deposits, money market investments, and all debt and equity securities with an original maturity of three months or less as cash and cash equivalents. The Company classifies its investments in debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of September 30, 2002, the Company’s available-for-sale securities had contractual maturities from three to twenty-four months and an average maturity of eight months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of September 30, 2002, the amortized cost basis, aggregate fair value and gross unrealized holding gains by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gain
U.S. government securities	$29,087	$29,237	$150
U.S. corporate securities:
Commercial paper	7,125	7,127	2
Corporate notes and bonds	59,920	60,371	451

Total investments in debt and equity securities	$96,132	$96,735	$603

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months and nine months ended September 30, 2002 (in thousands):

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Net income (Numerator):
Net income, basic & diluted	$5,327	$13,114

Shares (Denominator):
Weighted average common shares outstanding	39,679	39,409
Weighted average common shares outstanding subject to repurchase	(21)	(21)

Shares used in basic computation	39,658	39,388
Weighted average common shares outstanding subject to repurchase	21	21
Common shares issuable upon exercise of stock options (treasury stock method)	940	1,361
Average unamortized deferred compensation	0	(1)

Shares used in diluted computation	40,619	40,769

Net income per share:
Basic	$0.13	$0.33

Diluted	$0.13	$0.32

        For the three months and nine months ended September 30, 2002, stock options in the amount of 5,241,636 and 4,401,545, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect of their inclusion would be anti-dilutive.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 (“SFAS 141”), “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interest method is effective for transactions initiated after September 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after September 30, 2001. The adoption of SFAS 141 did not have a material impact on our financial position, results of operations, or cash flows.

In July 2001, the FASB also issued SFAS No. 142 (“SFAS 142”), “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” Under SFAS 142, goodwill and intangible assets with indefinite lives acquired on or after June 29, 2001 are not amortized, but instead are tested, primarily using the fair value approach, on an annual basis or when there is an impairment indicator. In addition, SFAS 142 provides that other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill will be assigned to reporting units for purposes of impairment testing and segment reporting; and, effective January 1, 2002, goodwill and intangible assets with indefinite lives acquired before June 29, 2001 will no longer be subject to amortization, but will instead be subject to impairment tests in accordance with SFAS 142.

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

The following table provides a reconciliation of reported net income to adjusted net income for the third quarter of 2001 had SFAS 142 been effective in the third quarter of 2001 (in thousands, except per share amounts):

	Quarter Ended September 30, 2001
	Amount	Basic EPS	Diluted EPS
Reported net income	$757	$0.02	$0.02
Add back amortization expense (net of tax):
Goodwill and workplace in force	89	0.00	0.00

Adjusted net income	$846	$0.02	$0.02

The following table provides a reconciliation of reported net income to adjusted net income for the nine months ended September 30, 2001 had SFAS 142 been effective January 1, 2001 (in thousands, except per share amounts):

	Nine-Months Ended September 30, 2001
	Amount	Basic EPS	Diluted EPS
Reported net income	$817	$0.02	$0.02
Add back amortization expense (net of tax):
Goodwill and workplace in force	230	0.01	0.01

Adjusted net income	$1,047	$0.03	$0.03

The changes in the carrying amount of goodwill, net for the nine months ended September 30, 2002 are as follows (in thousands):

Amount
Balance as of December 31, 2001	$1,637
Reclass of workplace in force	74
Unrealized foreign currency translation gain	186
Goodwill resulting from BeAtHome acquisition	5,744

Balance as of September 30, 2002	$7,641

In August 2001, the FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which we are required to adopt no later than January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. We do not expect the adoption of SFAS 143 to have a material impact on our financial position, results of operations, or cash flows.

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

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and amending SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS 4 encouraged. We do not expect the adoption of SFAS 145 to have a material impact on our financial position, results of operations, or cash flows.

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

3.    Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Purchased materials	$1,726	$4,473
Work-in-process	62	57
Finished goods	8,220	5,786

	$10,008	$10,316

4.    Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Accrued payroll and related costs	$1,795	$1,778
Accrued marketing costs	507	390
Other accrued liabilities	1,190	258

	$3,492	$2,426

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

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, restricted investments, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2002, and December 31, 2001, long-lived assets of about $36.3 million and $20.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the Executive Staff when making decisions about resource allocation to the geographic areas based on their performance.

In North America, the Company sells its products through a direct sales organization. Outside North America, direct sales, applications engineering and customer support are conducted through the Company’s operations in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped. Summary information by geography for the quarters and nine months ended September 30, 2002 and 2001 is as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2002	2001	2002	2001
Revenues from customers:
Americas	$3,800	$4,105	$10,956	$12,801
EMEA	16,744	10,020	42,263	23,427
APJ	12,806	3,858	39,034	8,252
Unallocated	0	0	0	8

Total	$33,350	$17,983	$92,253	$44,488

Gross profit:
Americas	$2,301	$2,575	$6,457	$8,228
EMEA	8,404	4,076	22,440	10,988
APJ	6,316	2,117	18,630	4,973
Unallocated	0	0	0	8

Total	$17,021	$8,768	$47,527	$24,197

Income (loss) from operations:
Americas	$1,471	$1,696	$3,732	$5,425
EMEA	7,671	3,260	19,911	8,700
APJ	5,444	1,211	15,892	2,243
Unallocated	(9,718)	(6,889)	(28,214)	(21,089)

Total	$4,868	$(722)	$11,321	$(4,721)

Products sold to ENEL S.p.A., an Italian utility company (“ENEL”) and its designated manufacturers accounted for 69.5% of total revenues for the quarter ended September 30, 2002 and 38.3% for the same period in 2001; and 66.4% of total revenues for nine months ended September 30, 2002 and 21.9% for the same period in 2001. For the quarter ended September 30, 2002, 54.0% of the revenues under the ENEL program were derived from products shipped to customers in EMEA and the remaining 46.0% were derived from products shipped to customers in APJ. For the nine months ended September 30, 2002, 48.1% of the revenues derived from products shipped under the ENEL program were from customers in EMEA and the remaining 51.9% from customers in APJ.

EBV, the sole independent distributor of the Company’s products in Europe, accounted for 7.9% of total revenues for the quarter ended September 30, 2002 and 18.2% for the same period in 2001; and 9.3% of total revenues for the nine months ended September 30, 2002 and 22.5% for the same period in 2001.

6.    Income Taxes:

The provision for income taxes for the three months and nine months ended September 30, 2002 and 2001 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses.

7.    Related Party:

In June 2000, the Company entered into a stock purchase agreement with ENEL. At the same time, the Company also entered into a research and development agreement with an affiliate of ENEL. Under the terms of the R&D agreement, the Company is cooperating with ENEL to integrate LONWORKS technology into ENEL’s remote metering management project in Italy. For the quarter and nine months ended September 30, 2002, the Company has recognized revenue from products and services sold to ENEL and its designated manufacturers of approximately $23.2 million and $61.3 million respectively, $26.4 million of which is included in Accounts Receivable at September 30, 2002. For the quarter and nine months ended September, 2001, the Company has recognized revenue from products sold to ENEL and its designated manufacturers of approximately $6.9 million and $9.7 million respectively, $9.5 million of which is included in accounts receivable at September 30, 2001.

8.    Stock Repurchase Program:

In September 2001, the Company’s board of directors approved a stock repurchase program. During the quarter ended September 30, 2002, no shares were repurchased under the program. As of September 30, 2002, 1,735,000 shares are available to repurchase. Since inception of the repurchase plan, the Company has repurchased a total of 265,000 shares of its common stock at a cost of $3.2 million. Unless otherwise terminated by the Company’s board of directors, the stock repurchase program will remain in effect until September 2003.

9.    Acquisition:

On January 31, 2002, the Company acquired all of the outstanding capital stock of BeAtHome.com, Inc. (“BeAtHome®”), a Fargo, North Dakota based developer of remote management system hardware and software. The results of BeAtHome’s operations, as well as a one-time charge of $400,000 related to in-process research and development (“IPR&D”), have been included in the consolidated condensed financial statements since that date. As a result of the acquisition, the Company expects to integrate certain components of BeAtHome’s technology into its current and future product offerings. The Company believes these enhancements will allow customers to more easily aggregate and process information from remote LONWORKS networks, thereby increasing overall network management capabilities. In exchange for all of the outstanding capital stock of BeAtHome, the Company paid approximately $5.9 million, comprised of cash payments totaling approximately $2.0 million to BeAtHome’s shareholders, the forgiveness of approximately $3.5 million in operating loans made to BeAtHome, and approximately $371,000 of third party expenses.

The Company has finalized its third-party valuations of certain intangible assets. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets	$129
Property and equipment	373
Other long-term assets	8
Intangible assets	600
Goodwill	5,744

Total assets acquired	$6,854

Current liabilities	961

Total liabilities assumed	$961

Net assets acquired	$5,893

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

Overview

Based in San Jose, California, Echelon was incorporated in California in February 1988, and reincorporated in Delaware in January 1989. We develop, market and support a wide array of products and services based on our LONWORKS technology that enable OEMs and systems integrators to design and implement open, interoperable, distributed control networks. We offer these hardware and software products to OEMs and systems integrators in the utility/home, building, industrial, transportation, and other automation markets. We also provide a variety of technical training courses related to our products and the underlying technology. Our customers also rely on us to provide customer support on a per-incident or annual contract basis.

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

Estimating Sales Returns and Allowances.    We sell our products and services to OEM’s, systems integrators, and our other customers directly through our sales force and indirectly through distributors around the world. Sales to certain distributors are made under terms allowing certain rights of return. Sales to EBV, our largest distributor, accounted for 7.9% of total net revenues for the quarter ended September 30, 2002 and 18.2% for the same period in 2001; and 9.3% of total net revenues for the nine months ended September 30, 2002 and 22.5% for the same period in 2001. Worldwide sales to distributors, including those to EBV, accounted for approximately 12.0% of total net revenues for the quarter ended September 30, 2002 and 28.0% of total net revenues for the same period in 2001; and 14.3% of total net revenues for the nine months ended September 30, 2002 and 33.4% of total net revenues for the same period in 2001.

Net revenue consists of product and service revenue reduced by estimated sales returns and allowances. Provisions for estimated sales returns and allowances, which are based on historical trends, contractual terms and other available information, are recorded at the time of sale. As part of our revenue recognition policy, management must make estimates of potential future product returns related to product revenue in the current period. Management analyzes historical returns, current economic trends, and changes in customer demand for our products when evaluating the adequacy of the sales returns and other allowances.

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

Other material sales-related estimates include our allowance for sales discounts and rebates that we identify and reserve for at the time of sale. Our allowances for sales returns and other sales related reserves were approximately $1.7 million as of September 30, 2002 and $1.6 million as of December 31, 2001.

Allowance for Doubtful Accounts.    We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, customer credit-worthiness, changes in our customers’ payment patterns and our historical experience. As of September 30, 2002, one of ENEL’s Meter Manufacturers, Finmek Manufacturing S.p.A., owed us $4.4 million, $1.2 million of which was 1-30 days past due. No bad debt reserve has been provided for this past due amount. If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future. Our allowance for doubtful accounts was $586,000 as of September 30, 2002 and $510,000 as of December 31, 2001.

Inventory Valuation.    At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. We provide a reserve for inventories on hand that exceed our forecasted demand of generally one year or less. In addition, we write off inventories that we consider obsolete. We adjust remaining inventory balances to approximate the lower of our standard manufacturing cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. Our reserve for excess and obsolete inventory was approximately $1.5 million as of September 30, 2002 and $1.2 million as of December 31, 2001.

Warranty Reserves.    When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors changes materially in the future, we may be required to increase our warranty reserve. Our reserve for warranty costs was $291,000 as of September 30, 2002 and $119,000 as of December 31, 2001.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to $8.4 million as of September 30, 2002.

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

Results of Operations

Net Revenue

	Three Months Ended September 30,		2002 over 2001	Nine months Ended September 30,		2002 over 2001
	2002	2001	% Change	2002	2001	% Change
(dollars in thousands)
U.S. and unallocated	$3,800	$4,105	(7.4)%	$10,956	$12,809	(14.5)%
International	29,550	13,878	112.9%	81,297	31,679	156.6%

Total	$33,350	$17,983	85.5%	$92,253	$44,488	107.4%

	Three Months Ended September 30,		2002 over 2001	Nine months Ended September 30,		2002 over 2001
	2002	2001	% Change	2002	2001	% Change
(dollars in thousands)
ENEL related	$23,185	$6,891	236.5%	$61,268	$9,722	530.2%
Non-ENEL related	10,165	11,092	(8.4)%	30,985	34,766	(10.9)%

Total	$33,350	$17,983	85.5%	$92,253	$44,488	107.4%

	Three Months Ended September 30,		2002 over 2001	Nine months Ended September 30,		2002 over 2001
	2002	2001	% Change	2002	2001	% Change
(dollars in thousands)
Product	$33,073	$17,655	87.3%	$91,158	$43,014	111.9%
Service	277	328	(15.5)%	1,094	1,474	(25.8)%

Total	$33,350	$17,983	85.5%	$92,253	$44,488	107.4%

	Three Months Ended September 30,		2002 over 2001	Nine months Ended September 30,		2002 over 2001
	2002	2001	% Change	2002	2001	% Change
% of Total Net Revenue
Product	99.2%	98.2%	1.0%	98.8%	96.7%	2.1%
Service	0.8%	1.8%	(1.0)%	1.2%	3.3%	(2.1)%

Total	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%

        Net revenue grew to $33.4 million in the third quarter of 2002 from $18.0 million in the same quarter of 2001. Net revenue grew to $92.3 million for the nine months ended September 30, 2002 from $44.5 million in the same period of 2001. The 85.5% increase in total revenues between the two quarters and 107.4% increase in total revenues between the two nine month periods was the result of an increase in product revenues. As discussed below, the increase in product revenues was almost entirely the result of products sold under the ENEL program. Products sold to ENEL and its designated manufacturers accounted for 69.5% of total revenues for the quarter ended September 30, 2002 and 38.3% for the same period in 2001; and 66.4% of total revenues for the nine months ended September 30, 2002 and 21.9% for the same period in 2001. If the ENEL program achieves its most recently announced targeted volumes for 2002, we expect that total revenues attributable to the project will account for more than 65% of our total revenue for the year. If, after 2002, the program continues to move forward under ENEL’s most recently announced roll-out plan, we believe that revenue attributable to the project will continue to account for a material portion of our overall revenues during 2003 and 2004. Once the project is completed, or if it is cancelled prior to its completion, we would experience a significant drop in our overall revenue which would have a material negative impact on our financial position. Given our significant dependence on one customer at this time, we continue to seek opportunities to expand our customer base. We have formed a new sales and marketing organization which has been tasked with identifying other utility customers for our products over time, although we can give no assurance that their efforts will be successful.

EBV, the sole independent distributor of our products in Europe, accounted for 7.9% of total net revenues for the quarter ended September 30, 2002 and 18.2% for the same period in 2001; and 9.3% of total net revenues for the nine months ended September 30, 2002 and 22.5% for the same period in 2001. Our contract with EBV expires in December 2002. While we expect that our agreement with EBV will be renewed at that time, if we were unsuccessful in that attempt, our revenues could decrease and our financial position and results of operations could be harmed.

Product revenues grew to $33.1 million in the third quarter of 2002 from $17.7 million in the third quarter of 2001. Product revenues for the nine months ended September 30, 2002 grew to $91.2 million from $43.0 million for the same period in 2001. The 87.3% increase in product revenues between the two quarters and 111.9% increase between the two nine months periods was almost entirely the result of an increase in sales of products under the ENEL program. Offsetting these increases were sales decreases in all other product categories, with the exception of our i.LON™ products, which experienced a slight increase in sales between the two periods. We believe that, as long as the ongoing worldwide economic downturn continues, it will hinder our ability to generate material product revenue growth from our customers other than ENEL. In fact, a prolonged worldwide economic downturn could force some of our customers out of business permanently, which could have a material negative impact on our revenues and results of operations.

Service revenues declined to $277,000 in the third quarter of 2002 from $328,000 in the third quarter of 2001. Service revenues declined to $1.1 million for the nine months ended September 30, 2002 from $1.5 million in the same period of 2001. The 15.5% decrease in service revenues between the two quarters was primarily the result of a decrease in customer support and training revenues. The 25.8% decrease in service revenues between the two nine month periods was the result of decreased custom software development, customer support, and training revenues. We believe that the ongoing worldwide economic downturn has forced many of our customers to curtail spending for training and support. We do not expect our service revenues to improve so long as these economic conditions continue.

Cost of Revenues

	Three Months Ended September 30,		2002 over 2001	Nine months Ended September 30,		2002 over 2001
	2002	2001	% Change	2002	2001	% Change
(dollars in thousands)
Product	$15,630	$8,697	79.7%	$42,576	$18,550	129.5%
Service	699	518	34.9%	2,150	1,741	23.5%

Total	$16,329	$9,215	77.2%	$44,726	$20,291	120.4%

Gross Profit	$17,021	$8,768	94.1%	$47,527	$24,197	96.4%

	Three Months Ended September 30,		2002 over 2001	Nine months Ended September 30,		2002 over 2001
	2002	2001	% Change	2002	2001	% Change
As a % of Net Revenue
Product	46.9%	48.3%	(1.4)%	46.2%	41.7%	4.5%
Service	2.1%	2.9%	(0.8)%	2.3%	3.9%	(1.6)%

Total	49.0%	51.2%	(2.2)%	48.5%	45.6%	2.9%

Gross Profit	51.0%	48.8%	(2.2)%	51.5%	54.4%	(2.9)%

Cost of product.    Cost of product revenues consists of costs associated with the purchase of components and subassemblies, as well as allocated labor, overhead and manufacturing variance costs associated with the packaging, preparation and shipment of products. Cost of product revenues in the third quarter of 2002 was $15.6 million compared to $8.7 million for the same period in 2001, representing product gross margins of 52.7% for the third quarter of 2002 and 50.7% for the same period in 2001. Cost of product revenues for the nine months ended September 30, 2002 was $42.6 million compared to $18.6 million for the same period in 2001, representing product gross margins of 53.3% for the nine months ended September 30, 2002 and 56.9% for the same period in 2001. The increase in product gross margins for the three months ended September 30, 2002 was primarily the result of the mix of products sold under the ENEL program, and to a lesser extent, changes in the mix of other products sold. The decline in product gross margin percentage for the nine months ended September 30, 2002 was primarily the result of shipping quantity volumes of product with lower margins under the ENEL program, and, to a lesser extent, changes in the mix of other products sold and fluctuations in overhead spending rates.

Cost of service.    Cost of service revenues consists of employee-related costs as well as direct costs incurred in providing training and customer support services. Cost of service revenues increased to $699,000 for the third quarter of 2002 from $518,000 for the comparative period in 2001, an increase of 34.9%, representing service gross margins of (152.3)% for the third quarter of 2002 and (57.9)% for the same period in 2001. Cost of service revenues increased to $2.2 million for the nine months ended September 30, 2002 from $1.7 million for the comparative period in 2001, an increase of 23.5%, representing service gross margins of (96.5)% for the nine months ended September 30, 2002 and (18.1)% for the same period in 2001. The decline in service gross margins for both the quarter and nine months was primarily due to reduced service revenues as well as increased facilities, consultant, payroll, and travel costs. In addition, customer service related expenses incurred by our Fargo, North Dakota operation (formerly BeAtHome) also contributed to the increased costs during the two periods.

Operating Expenses

	Three Months Ended September 30,		2002 over 2001	Nine months Ended September 30,		2002 over 2001
	2002	2001	% Change	2002	2001	% Change
(dollars in thousands)
Product development	$5,405	$4,320	25.1%	$16,401	$12,208	34.3%
Sales and marketing	4,354	3,732	16.7%	12,933	11,471	12.7%
General and administrative	2,394	1,438	66.5%	6,872	5,239	31.2%

Total operating expenses	$12,153	$9,490	28.1%	$36,206	$28,918	25.2%

	Three Months Ended September 30,		2002 over 2001	Nine months Ended September 30,		2002 over 2001
	2002	2001	% Change	2002	2001	% Change
As a % of Net Revenue
Product development	16.2%	24.0%	(7.8)%	17.8%	27.4%	(9.6)%
Sales and marketing	13.0%	20.8%	(7.8)%	14.0%	25.8%	(11.8)%
General and administrative	7.2%	8.0%	(0.8)%	7.4%	11.8%	(4.4)%

Total operating expenses	36.4%	52.8%	(16.4)%	39.2%	65.0%	(25.80)%

Product development.    Product development expenses consist primarily of payroll and related expenses for development personnel, expensed material and facility costs associated with the development of new technologies and products. Product development expenses for the third quarter of 2002 grew to $5.4 million from $4.3 million in the same quarter of 2001, representing 16.2% of total revenues for the third quarter of 2002 and 24.0% of total revenues for the same period in 2001. Product development expenses for the nine months ended September 30, 2002 grew to $16.4 million from $12.2 million in the same period of 2001, representing 17.8% of total revenues for the nine months ended September 30, 2002 and 27.4% of total revenues for the same period in 2001. This increase in product development expenses for both the quarter and nine months was primarily the result of increased costs associated with our new corporate facilities in San Jose, research and development costs attributable to operations at our Fargo, North Dakota facility since our acquisition of BeAtHome on January 31, 2002, including a one-time charge of $400,000 related to in-process research and development expensed in the first quarter of 2002, and increased personnel costs. Slightly offsetting these increases in both periods were reductions in fees paid to consultants and other third parties who assist in our research and development activities.

Sales and marketing.    Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, advertising and product promotion and facilities costs associated with our sales and support offices. Sales and marketing expenses for the third quarter of 2002 increased to $4.4 million from $3.7 million in the same quarter of 2001, representing 13.0% of total revenues for the third quarter of 2002 and 20.8% of total revenues for the same period in 2001. Sales and marketing expenses for the nine months ended September 30, 2002 increased to $12.9 million from $11.5 million in the same period of 2001, representing 14.0% of total revenues for the nine months ended September 30, 2002 and 25.8% of total revenues for the same period in 2001. The increase in sales and marketing expenses for the quarter was the result of increased personnel costs, increased costs for our new corporate facilities in San Jose, increased costs for tradeshows and other marketing events, and increased travel costs. The increase in sales and marketing expenses for the nine months was primarily the result of increased costs associated with our new corporate facilities in San Jose, increased personnel costs, and increased costs for tradeshows and other marketing events.

General and administrative.    General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expenses in the third quarter of 2002 increased to $2.4 million from $1.4 million in the same quarter of 2001, representing 7.2% of total revenues for the third quarter of 2002 and 8.0% of total revenues for the same period in 2001. General and administrative expenses for the nine months ended September 30, 2002 increased to $6.9 million from $5.2 million in the same period of 2001, representing 7.4% of total revenues for the nine months ended September 30, 2002 and 11.8% of total revenues for the same period in 2001. This increase in general and administrative expenses for both the quarter and nine months was primarily the result of increased personnel costs, general and administrative costs attributable to operations at our Fargo, North Dakota facility (formerly BeAtHome), increased costs associated with our new corporate facilities in San Jose, and increased travel costs. Partially offsetting the nine month year over year increase was the one-time $475,000 settlement charge related to the Calabrese patent infringement lawsuit that we paid in the first quarter of 2001.

Interest and other income, net

	Three Months Ended September 30,		2002 over 2001	Nine months Ended September 30,		2002 over 2001
	2002	2001	% Change	2002	2001	% Change
(dollars in thousands)
Interest and other income, net	$922	$1,511	(39.0)%	$2,933	$5,572	(47.4)%

	Three Months Ended September 30,		2002 over 2001	Nine months Ended September 30,		2002 over 2001
	2002	2001	% Change	2002	2001	% Change
As a % of Net Revenue
Interest and other income, net	2.8%	8.4%	(5.6)%	3.2%	12.5%	(9.3)%

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. Interest and other income, net for the third quarter of 2002 decreased to $922,000 from $1.5 million for the comparable period in 2001. Interest and other income, net for the nine months ended September 30, 2002 decreased to $2.9 million from $5.6 million for the comparable period in 2001. These decreases for the quarter and nine-months ended September 30, 2002 were primarily due to lower average rates of return on our invested cash balances. Also contributing to the reduction was a lower average balance of invested cash for the nine-months ended September 30, 2002 over the same period in 2001.

Provision for income taxes

	Three Months Ended September 30,		2002 over 2001	Nine months Ended September 30,		2002 over 2001
	2002	2001	% Change	2002	2001	% Change
	(dollars in thousands)
Provision for income taxes	$463	$32	1,346.9%	$1,140	$34	3,252.9%

	Three Months Ended September 30,		2002 over 2001	Nine months Ended September 30,		2002 over 2001
	2002	2001	% Change	2002	2001	% Change
	As a % of Net Revenue
Provision for income taxes	1.4%	0.2%	1.2%	1.2%	0.1%	1.1%

The provision for income taxes for the quarter and nine months ended September 30, 2002 includes a provision for Federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes for the quarter and nine months ended September 30, 2002 primarily consist of taxes related to profitable foreign subsidiaries and various state minimum taxes. Income taxes were $463,000 for the quarter ended September 30, 2002 and $32,000 for the same period in 2001. Income taxes were $1.1 million for the nine months ended September 30, 2002, and $34,000 for the same period in 2001.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through September 30, 2002, we raised $269.0 million from the sale of preferred stock and common stock.

As of September 30, 2002, we had cash, cash equivalents and short-term investments of $114.4 million. Net cash provided by operating activities was $18.3 million for the nine months ended September 30, 2002 compared to net cash used for operating activities of $12.6 million during the same period of 2001. Cash provided by operating activities in 2002 was principally the result of the net profit, a decrease in other current assets and an increase in accrued liabilities, offset by an increase in accounts receivable. Cash used for operating activities in 2001 of $12.6 million was principally the result of a planned increase in inventories, increases in accounts receivable and other current assets, and a decrease in our deferred revenues, partially offset by the net profit and increases in accounts payable and accrued liabilities.

Net cash used for investing activities for the nine months ended September 30, 2002 of $27.0 million was principally due to the purchase of available-for-sale short-term investments, the purchase of restricted investments required by our bank to collateralize certain credit facilities issued to us, net cash paid of $5.8 million for BeAtHome, and capital expenditures of $2.5 million, partially offset by proceeds from sales and maturities of available-for-sale short-term investments. For the nine months ended September 30, 2001, net cash used for investing activities of $52.1 million was principally due to the purchase of available-for-sale short-term investments, a $5.0 million increase in other long-term assets, and the incurrence of capital expenditures of $10.7 million, partially offset by proceeds from sales and maturities of available-for-sale short-term investments.

Net cash provided by financing activities was $2.8 million for the nine months ended September 30, 2002 compared to cash used for financing activities of $1.5 million for the same period in 2001. Cash provided by financing activities during the nine months ended September 30, 2002 was principally due to the proceeds from the exercise of stock options by employees and, to a lesser extent, by the proceeds from the exercise of stock warrants by some of our warrant holders, which warrant holders are also directors of our company. For the nine months ended September 30, 2001, net cash used for financing activities was principally due to the repurchase of common stock, partially offset by the proceeds received from the exercise of employee stock options.

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

Related Party Transactions

Larry W. Sonsini, a director of our company, serves as a member, Chairman and Chief Executive Officer of Wilson Sonsini Goodrich & Rosati, Professional Corporation (“WSGR”), our principal outside legal counsel. We believe payments made to WSGR for services performed during the nine months and quarters ended September 30, 2002 and 2001 were based upon hourly billing rates and other terms similar to those used by other unrelated law firms we engage from time to time.

From time to time, M. Kenneth Oshman, our Chairman of the Board and Chief Executive Officer, uses private air travel services for business trips for himself and for any employees accompanying him. These private air travel services are provided by certain entities controlled by Mr. Oshman or Armas Clifford Markkula, Jr., the Vice Chairman of our Board of Directors. For example, ACM Aviation Management Company, or ACM, which is owned by Mr. Markkula, provides aircraft maintenance and related services for two aircraft owned by a company that is owned by Mr. Oshman. We pay the fees associated with this air travel directly to ACM, but Mr. Oshman reimburses us for a portion of these fees. As a result, our net cash outlay with respect to such private air travel services is no greater than comparable first class commercial air travel services. To date, the net outlays by our company for these air travel services have not been material.

In June 2000, we entered into a stock purchase agreement with ENEL pursuant to which ENEL purchased 3 million newly issued shares of our common stock for $130.9 million. The closing of this stock purchase occurred on September 11, 2000. Until the earlier of September 11, 2003 or 30 days following the termination of the research and development referred to in the following paragraph, ENEL may not, except under limited circumstances, sell or otherwise transfer any of those shares. Under the terms of the stock purchase agreement, ENEL has the right to nominate a member of our board of directors. ENEL appointed Mr. Francesco Tatò as its representative to our board of directors in September 2000. As a consequence of the expiration of Mr. Tatò’s mandate as ENEL’s Chief Executive Officer, Mr. Tatò resigned as Board member in all of ENEL’s subsidiaries and affiliates, including Echelon. His resignation from our board of directors was effective in June 2002. ENEL has reserved its right to nominate a new member of our board of directors. During the term of service of ENEL’s representative on our board of directors from September 2000 to June 2002, ENEL’s representative abstained from resolutions on any matter relating to ENEL.

At the time that we entered into the stock purchase agreement with ENEL, we also entered into a research and development agreement with an affiliate of ENEL. Under the terms of the research and development agreement, we are cooperating with ENEL to integrate our LONWORKS technology into ENEL’s remote metering management project in Italy. For the quarter and nine months ended September 30, 2002, the Company has recognized revenue from products and services sold to ENEL and its designated manufacturers of approximately $23.2 million and $61.3 million respectively, $26.3 million of which was included in Accounts Receivable at September 30, 2002. For the quarter and nine months ended September 30, 2001, the Company recognized revenue from products sold to ENEL and its designated manufacturers of approximately $6.9 million and $9.7 million respectively, $9.5 million of which was included in Accounts Receivable at September 30, 2001.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 (“SFAS 141”), “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interest method is effective for transactions initiated after September 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after September 30, 2001. The adoption of SFAS 141 did not have a material impact on our financial position, results of operations, or cash flows.

In July 2001, the FASB also issued SFAS No. 142 (“SFAS 142”), “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” Under SFAS 142, goodwill and intangible assets with indefinite lives acquired on or after June 29, 2001 are not amortized, but instead are tested, primarily using the fair value approach, on an annual basis or when there is an impairment indicator. In addition, SFAS 142 provides that other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill will be assigned to reporting units for purposes of impairment testing and segment reporting; and, effective January 1, 2002, goodwill and intangible assets with indefinite lives acquired before June 29, 2001 will no longer be subject to amortization, but will instead be subject to impairment tests in accordance with SFAS 142.

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

The following table provides a reconciliation of reported net income to adjusted net income for the third quarter of 2001 had SFAS 142 been effective in the third quarter of 2001 (in thousands, except per share amounts):

	Quarter Ended September 30, 2001
	Amount	Basic EPS	Diluted EPS
Reported net income	$757	$0.02	$0.02
Add back amortization expense (net of tax):
Goodwill and workplace in force	89	0.00	0.00

Adjusted net income	$846	$0.02	$0.02

The following table provides a reconciliation of reported net income to adjusted net income for the nine months ended September 30, 2001 had SFAS 142 been effective January 1, 2001 (in thousands, except per share amounts):

	Nine-Months Ended September 30, 2001
	Amount	Basic EPS	Diluted EPS
Reported net income	$817	$0.02	$0.02
Add back amortization expense (net of tax):
Goodwill and workplace in force	230	0.01	0.01

Adjusted net income	$1,047	$0.03	$0.03

The changes in the carrying amount of goodwill, net for the nine months ended September 30, 2002 are as follows (in thousands):

Amount
Balance as of December 31, 2001	$1,637
Reclass of workplace in force	74
Unrealized foreign currency translation gain	186
Goodwill resulting from BeAtHome acquisition	5,744

Balance as of September 30, 2002	$7,641

In August 2001, the FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which we are required to adopt no later than January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. We do not expect the adoption of SFAS 143 to have a material impact on our financial position, results of operations, or cash flows.

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

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and amending SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS 4 encouraged. We do not expect the adoption of SFAS 145 to have a material impact on our financial position, results of operations, or cash flows.

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

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All our investments are in high-quality issuances, and, by our company policy, are limited in the amount of credit exposure to any one issuer. We ensure the safety and preservation of the invested principal funds by investing only in marketable securities with active secondary or resale markets, which also helps to maintain portfolio liquidity. The table below presents principal amounts and related weighted average interest rates for our investment portfolio at September 30, 2002. According to our policy, all investments mature in two years or less.

	Carrying Amount	Average Interest Rate
	(in thousands)
Cash Equivalents:
U.S. corporate securities	$11,537	1.83%

Total cash equivalents	$11,537	1.83%

Short-term Investments:
U.S. corporate securities	$67,498	3.22%
U.S. government securities	29,237	2.52%

Total short-term investments	$96,735	3.01%

Restricted Investments:
U.S. corporate securities	$10,696	1.81%

Total short-term investments	$10,696	1.81%

Total investment securities	$118,968	2.79%

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

In June 2000, we entered into a research and development agreement with an affiliate of ENEL S.p.A., an Italian utility company. Under the terms of the contract, we agreed to work with ENEL to integrate our LONWORKS technology into ENEL’s “Contatore Elettronico” remote metering management project in Italy. During the third quarter of 2002, revenue attributable to the Contatore Elettronico project was approximately $23.2 million, or 69.5% of our total revenue. If the Contatore Elettronico project achieves ENEL’s announced targeted volumes during 2002, we expect this project to account for more than 65% of our total revenues for the year.

We face a number of risks as we undertake this project, including:

•
a dispute could develop between ENEL and our company regarding product suitability, quality, price, quantities or other issues. If any dispute is not resolved in a timely manner, the project could be delayed, could become less profitable to us, could result in damages or losses, or either we or ENEL could seek to terminate the research and development agreement;

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

•
third parties may contest part or all of our agreement with ENEL, or the Contatore Elettronico project in general. For example, the European Union and/or the Italian government could require a change in the system architecture or the sources of supply in order to satisfy rules regarding competition, thereby delaying or changing the scope of the project.

In addition, ENEL has recently appointed a new chairman and chief executive officer, whom we understand will continue to review ENEL’s strategic plans and policies, including the Contatore Elettronico project. If ENEL’s new management determines that ENEL no longer wishes to pursue the Contatore Elettronico project to the extent we currently contemplate, or at all, then ENEL could seek to curtail or terminate the project.

If our efforts under our research and development agreement with ENEL or the related Contatore Elettronico project are not successful, our revenues and income would suffer and this would significantly and adversely affect our financial condition and operating results.

The performance of the contract equipment manufacturers that ENEL has selected to manufacture electricity meters could affect our project with ENEL.

ENEL has selected several contract equipment manufacturers, or Meter Manufacturers, to manufacture electricity meters for the Contatore Elettronico project. We sell our products to these Meter Manufacturers as part of this project. Our success under the Contatore Elettronico project could be affected by the Meter Manufacturers for many reasons, including:

•	the Meter Manufacturers may not achieve their intended production levels;

•	the Meter Manufacturers may not maintain product quality at the levels required to successfully install electricity meters;

•	the Meter Manufacturers may not maintain sufficient net working capital to fund production of electricity meters;

•
the Meter Manufacturers may experience excess raw material and finished goods inventories if they fail to achieve intended production and/or quality levels and may therefore reduce future purchases of our products until their inventories return to acceptable levels; and

•
if the Meter Manufacturers fail to meet their intended production or quality levels, fail to pay us in accordance with agreed-upon payment terms for products we ship to them, or breach any of their agreements with us, we could elect to cancel orders for products from Meter Manufacturers, delay shipment of products to Meter Manufacturers, or otherwise fail to achieve our revenue targets for the Contatore Elettronico project.

Additionally, if any of ENEL’s Meter Manufacturers were to experience cash flow problems resulting from one or more of the above listed failures, or any other factor, we could be forced to provide a bad debt reserve for some or all of the unpaid balances said Meter Manufacturer owed us for products we previously shipped them. Given the volume of products ENEL’s Meter Manufacturers purchase from us, any bad debt provision we would be required to make would most likely be of a material size, and therefore, would have an adverse affect on our financial condition and operating results.

Once the ENEL Project is completed or terminated, our overall revenue will decline significantly if we do not expand our customer base.

We expect revenue from the ENEL Project to account for a significant portion of our revenues through 2004. We continue to seek opportunities to expand our customer base. However, if we are not able to replace the revenues generated by the ENEL Project, our revenues and results of operations will be harmed. If potential new customers are interested in our products for utility applications, those products may be similar to those we sell for the ENEL Project. Certain of those products may incorporate intellectual property to which ENEL has or may assert property rights. In that event, we may be required to obtain a license for that intellectual property from ENEL. We cannot be certain that we would be able to obtain such a license on reasonable terms, or at all. Instead of obtaining a license from ENEL, we may elect or be required to redesign our products so that they do not incorporate any intellectual property for which we believe ENEL has or may claim rights. In that event, our product offerings to these customers would be delayed, as would our ability to replace lost revenues from the ENEL Project. Such a delay could adversely affect our financial condition and operating results.

We have a history of losses, and we may incur losses in the future.

We generated a profit of $5.3 million for the quarter ending September 30, 2002. Although this was our ninth consecutive profitable quarter, we have incurred net losses in all other periods since our inception. As of September 30, 2002, we had an accumulated deficit of $75.2 million. We have invested and continue to invest significant financial resources in product development, marketing and sales. Additionally, during 2003, we will begin paying rent and amortizing certain leasehold improvements pursuant to a lease agreement for additional facilities we signed in 2000. If our revenues do not increase significantly, increases in our product development, marketing and sales, and facilities expenses may result in decreased profitability, or a loss of profitability altogether. There is also no guarantee that our profitability will continue or increase on a quarterly or annual basis.

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

Currently, significant portions of our revenues are derived from sales to distributors, including EBV, the sole independent distributor of our products to OEMs in Europe. Sales to EBV, our largest distributor, accounted for 7.9% of total net revenues for the quarter ended September 30, 2002 and 18.2% for the same period in 2001; and 9.3% of total net revenues for the nine months ended September 30, 2002 and 22.5% for the same period in 2001. Worldwide sales to distributors, including those to EBV, accounted for approximately 12.0% of total net revenues for the quarter ended September 30, 2002 and 28.0% of total net revenues for the same period in 2001; and 14.3% of total net revenues for the nine months ended September 30, 2002 and 33.4% of total net revenues for the same period in 2001.

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

•	our customer service and support;

•	our ability to develop and introduce new products on a timely basis;

•	our product reputation, quality, and performance; and

•	the price and features of our products such as adaptability, scalability, the ability to integrate with other products, functionality, and ease of use.

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

•
significant stockholders may sell some or all of their holdings of our stock. For example, ENEL presently owns approximately 7.6% of our outstanding common stock. ENEL will generally be free to sell our common stock upon the earlier of September 11, 2003 or 30 days following the termination of our R&D agreement with ENEL.

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

The market for our products depends on economic conditions affecting the broader control network technology and related markets. Downturns in these markets may cause our OEMs and system integrators to delay or cancel projects, reduce their production or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, capital spending in the technology sector has decreased over the past two years, and many of our customers and potential customers have experienced declines in their revenues and operations. In addition, the terrorist acts of September 11, 2001 and the possibility of subsequent terrorist activities have added more uncertainty to the current economic environment. We cannot predict the impact of these events, or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may further curtail or may eliminate capital spending on control network technology. If capital spending in our markets declines, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and maintain profitability.

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

To help reduce our exposure to these types of claims, we currently maintain errors and omissions insurance. However, it is possible that such insurance may not be available in the future or, if available, may be insufficient in amount to cover any particular claim. During 2000, the total limit for claims under these policies was $17.0 million. Since then, we have reduced the total limit for errors and omissions claims to $11.0 million because we believed the premiums our insurers requested were excessive. We believe that insurance premiums for errors and omissions coverage will continue to increase for the foreseeable future, which could result in increased costs or reduced limits. Consequently, if we elect to reduce our coverage, we may face increased exposure to these types of claims. If liability for a claim exceeds our policy limits, our operating results and our financial position would be negatively affected.

We have limited ability to protect our intellectual property rights.

Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. We have 83 issued U.S. patents, 13 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. If any of our patents fail to protect our technology, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

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

Our international sales and marketing operations are located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 88.6% of our total revenues for the quarter ended September 30, 2002 and 77.2% of our total revenues for the same period in 2001; and 88.1% of our total revenues for the nine months ended September 30, 2002 and 71.2% of our total revenues for the same period in 2001. We expect that international sales will continue to constitute a significant portion of total revenues.

Our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. In addition, we may not be able to maintain or increase the international demand for our products. Additional risks inherent in our international business activities generally include the following:

•	currency fluctuations;

•	unexpected changes in regulatory requirements, tariffs and other trade barriers;

•	costs of localizing products for foreign countries and lack of acceptance of non-local products in foreign countries;

•	longer accounts receivable payment cycles;

•	difficulties in managing international operations;

•	labor actions generally affecting individual countries, regions, or any of our customers which could result in reduced demand for our products;

•	potentially adverse tax consequences, including restrictions on repatriation of earnings; and

•	the burdens of complying with a wide variety of foreign laws.

Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business that we transact in other countries in any given quarter, the timing of our revenues, and our ability to forecast projected operating results for such quarter.

Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The portion of our revenues conducted in currencies other than the U.S. dollar, principally the Japanese yen, was about 4.0% for the quarter ended September 30, 2002 and 6.2% for the same period in 2001; and 4.8% for the nine months ended September 30, 2002 and 7.2% for the same period in 2001.

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

As of October 31, 2002, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, ENEL, which has the right to nominate a director to our Board of Directors), beneficially owned 36.6% of our outstanding stock.

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

For example, we have entered into the Contatore Elettronico project with an affiliate of ENEL. ENEL currently owns 3.0 million shares of our common stock, representing approximately 7.6% of our outstanding common stock. ENEL also has the right to nominate a member of our board of directors as long as ENEL owns at least 2.0 million shares of our common stock. As a consequence of the expiration of his mandate as ENEL’s Chief Executive Officer, Mr. Francesco Tatò resigned as a board member in all of ENEL’s subsidiaries and affiliates, including Echelon. Mr. Tatò served on our board of directors as a representative of ENEL from September 2000 until June 2002. ENEL has reserved its right to nominate a new member of our board of directors, who must be approved by us, to fill the vacancy created by the resignation of ENEL’s former board representative to our board of directors. During the term of service of ENEL’s former representative from September 2000 to June 2002, ENEL’s representative on our board abstained from resolutions on any matter relating to ENEL. A member of our board of directors who is also an officer of or is otherwise affiliated with ENEL may decline to take action in a manner that might be favorable to us but adverse to ENEL. Conflicts that could arise might concern the Contatore Elettronico project with ENEL and other matters where ENEL’s interest may not always coincide with our interests or the interests of our other stockholders. Any of those conflicts could affect our ability to complete the Contatore Elettronico project on a timely basis, could increase our expenses or reduce our profits in connection with the project, could affect our ability to obtain approval for or complete other projects or plans that are in conflict with ENEL’s goals, and could otherwise significantly and adversely affect our financial condition and results of operations.

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

Item 4.     Controls and Procedures

We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective to timely alert them to material information relating to our company required to be disclosed in our filings with the Securities and Exchange Commission.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

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
Oliver R. Stanfield Executive Vice President Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: November 13, 2002

CERTIFICATION

I, M. Kenneth Oshman, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Echelon Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ECHELON CORPORATION

By:	/s/ M. KENNETH OSHMAN
M. Kenneth Oshman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2002

CERTIFICATION

I, Oliver R. Stanfield, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Echelon Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ECHELON CORPORATION

By:	/s/ OLIVER R. STANFIELD
Oliver R. Stanfield, Executive Vice President Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: November 13, 2002