Form 10-K
period 2002-12-31
ECHELON CORP
filed 2003-03-31
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________.

Commission file number: 000-29748

ECHELON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0203595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

550 Meridian Avenue

San Jose, California 95126

(Address of principal executive office and zip code)

(408) 938-5200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.01 par value

Name of each exchange which registered: NASDAQ National Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

As of June 28, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 39,668,949 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the per share closing sale price of $12.88 of such shares on the Nasdaq National Market on June 28, 2002) was approximately $339.1 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

ECHELON CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Certain sections of the Registrant’s proxy statement filed in connection with its annual meeting of stockholders, to be held on May 16, 2003, are incorporated by reference into Part III of this Form 10-K where indicated.

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

General

We develop, market and support hardware and software products and services that allow everyday devices — such as appliances, thermostats, air conditioners, electricity meters, and lighting systems — to communicate with one another and across the Internet. These everyday devices can be collected into systems, sometimes called control networks, in which the devices communicate with one another to perform a control application. Control networks manage key functions in virtually all types of facilities that affect our daily lives — from heating, lighting, security, and elevators in buildings, to the electricity meters in homes and businesses, to the brakes in freight trains, to the equipment in sewage treatment plants, to the lights in your home. Our products and services can be used across many industries to network together everyday devices used by utilities, buildings, factories, transportation, homes and other systems.

Our products and services are based on our LONWORKS® technology. Our LONWORKS technology is an open standard, meaning that many official standards-making bodies have published industry standards based on all or parts of our technology and that many of our technology patents are broadly licensed without royalties or license fees. LONWORKS technology also allows control networks to be interoperable, meaning that products or subsystems from multiple vendors can be integrated into a unified system without the need to develop custom hardware or software. As a result, our products allow original equipment manufacturers, or OEMs, and systems integrators, who are specialty contractors that combine products from multiple suppliers into integrated systems, to design and put into service open, interoperable control networks.

Traditionally, most commercial control systems have used closed, centrally-controlled architectures, in which the control is centralized or hard-wired. Open control networks based on LONWORKS technology are an alternative to the traditional approach of closed, centralized control. We believe that closed, centrally-controlled systems are more costly to install, less reliable, and more difficult to customize than open control networks based on our technology. Compared with traditional control systems, we believe that open control networks based on our technology can reduce life-cycle costs, are more flexible than centralized systems and permit control systems to be comprised of products and services from a variety of vendors. As a result, LONWORKS control networks can enable new applications while providing improved reliability, serviceability, and functionality.

Our LONWORKS control networking technology allows intelligence to be embedded into individual control devices, by allowing the devices to make independent processing decisions based on values read from locally attached sensors or feedback from local control actions. Each LONWORKS device is also inherently capable of communicating the information it knows with other devices in its control network and taking actions based on information that it receives from other devices. Communications can be done across a variety of communications media, such as a twisted pair of wires or data cable, the existing power lines in a facility, radio frequency communication, or any Internet protocol-based network, such as corporate intranets or the Internet. By sensing and controlling their local environment, sharing this information with their peers, and taking actions based on information received from other devices, LONWORKS devices work together to perform the desired control functions. In effect, the network itself becomes the controller, enabling control to be distributed throughout the network, eliminating the need for central controllers, significantly reducing wiring costs, and enhancing the functionality and flexibility of the control system. In addition, by connecting to the Internet, LONWORKS networks allow devices that were once isolated by their physical location to be reached from anywhere in the world. Important data that previously could not be obtained can now be integrated into enterprise-wide information systems to lower costs and increase revenues. For example, a LONWORKS based occupancy sensor might detect motion within a room through local sensing hardware and publish this information onto the network. Using the information from the occupancy sensor along with its own knowledge of the state of the building, a LONWORKS based security alarm could decide if the motion is authorized or not and if an alarm should be sounded. A LONWORKS based electronic ballast might receive this same information and turn on to illuminate the room. A LONWORKS based heating system might also use this same information to restore the room to the occupants preferred temperature. All of these actions might be transmitted over the Internet to the company’s headquarters to enable the company to better manage its facilities and energy costs.

Our products and services provide the infrastructure and support required to build and implement multi-vendor, open, interoperable networks of everyday devices. Our wide-ranging product offerings include transceivers, concentrator products, control modules, routers, network interfaces, development tools, and software tools and toolkits. Through our project with Enel S.p.A., the largest electric utility in Italy, we also provide products that enable electricity metering and other home networking functions to be networked across the utility’s service area. Our objective is to establish our LONWORKS technology and products as a leading solution for networking everyday devices for control applications.

We market our products and services to OEMs and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. We sell primarily through a direct sales force in North America and other countries where we have marketing and sales operations, and expand our direct sales efforts with distributors in Europe, Japan, South America, and various Asia Pacific countries. Representative customers include Enel (including its contract manufacturers for electricity meters: China National Machinery and Equipment Import and Export Corporation, Finmek Manufacturing S.p.A., Celestica Italy S.r.L., and Jabil Circuits S.r.L.), Honeywell, TAC AB, Siemens, Invensys Intelligent Systems, Schindler Elevator, Johnson Controls, Fuji Electric, NTT Data, Samsung, and BOC Edwards.

In the third quarter of 2000, we completed a transaction with Enel whereby Enel purchased three million newly issued shares of our common stock for a purchase price of $130.7 million in cash. In the second quarter of 2000, we entered into a research and development agreement with an affiliate of Enel, under which we have been cooperating with Enel to integrate our LONWORKS technology into Enel’s remote metering project in Italy. Through this project, which is called the Contatore Elettronico, Enel is replacing its existing stand-alone electricity meters with networked electricity meters to 27 million customers throughout Enel’s service territory. We sell a variety of electronic components and finished goods to Enel and its contract manufacturers for use in the Contatore Elettronico project. We began to ship products to Enel for use in the project in late 2000. During 2001 and 2002, we increased the volume of these shipments.

We generated an operating profit of $14.4 million in 2002, compared to net operating losses of $357,000 in 2001 and $3.8 million in 2000. We generated our first-ever operating profit in the fourth quarter of 2001 in the amount of $4.4 million, and have generated operating profits in each succeeding quarter. Our total revenues for 2002 grew to $122.8 million from $76.6 million in 2001, and $49.3 million in 2000. Enel, our largest customer during 2002 and 2001, accounted for 66.4% of total revenues for 2002, 40.5% of total revenues for 2001, and 3.1% of total revenues for 2000. These revenues included sales of components to Enel’s contract manufacturers. Our second largest customer, EBV, the sole independent distributor of our products in Europe, accounted for 9.2% of total revenues for 2002, 16.9% of total revenues for 2001, and 26.5% of total revenues for 2000.

We were incorporated in California in 1988 and reincorporated in Delaware in 1989. Our corporate headquarters are located in San Jose, California. In March 2003, we received ISO 9001 certification at this facility.

Industry Background

Control systems manage key functions in a variety of facilities. For example, a common application of a control system is to allow a thermostat to communicate with other equipment in a building to automatically adjust temperature and airflow. In addition to interconnecting and monitoring heating, ventilation, and air conditioning, or HVAC, control systems are used in buildings to manage such functions as elevators, lighting, security, and access control. Electric utilities may use control systems to remotely turn power on or off to a customer, read usage information from a meter or detect a service outage. In industrial facilities, control systems are used to automate semiconductor manufacturing equipment, oil pumping stations, waste water treatment plants, textile dyeing machinery, and a myriad of other applications. In transportation systems, control systems are used to regulate such features as propulsion, braking and heating systems in trains, light rail cars, trucks, buses, and other vehicles. In homes, control systems have seen limited use in high-end residences for lighting control, security, and other automation applications and in simple hobbyist-level automation systems.

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

Products for control systems are typically designed and manufactured by OEMs that focus on one or more vertical market, such as HVAC systems for buildings, or braking control systems for trains. Control systems are typically installed and maintained by systems integrators, and in some instances, by the in-house installation and maintenance divisions of OEMs. We believe that closed, centralized control systems have a number of inherent disadvantages for OEMs, systems integrators, and end-users.

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

For systems integrators, it is typically very costly and time-consuming to install closed, centralized control systems because of the physical task of installing large amounts of wire and conduit to connect each component to one or more central controllers. Once the physical infrastructure is installed, specially trained and highly skilled personnel must program, install, and “debug” detailed control logic software in the controllers in order to manage the various components. If a facility incorporates control systems from more than one OEM, systems integrators may also have to spend considerable time connecting systems that were not designed to operate together, such as HVAC and fire/life/safety systems. This complex process can also make it expensive and time consuming to modify the systems. End-users ultimately must pay for these products and services. However, because it can be so costly to install and modify closed, centrally controlled systems, end-users often cannot always acquire new applications at an affordable cost. We believe that these factors have reduced the market opportunity for both OEMs and systems integrators to sell new products, functions, and applications to end-users.

We believe that OEMs, systems integrators, and end-users are trying to overcome the limitations of closed, centralized control systems. Just like the computer industry’s move away from centralized computing architectures, we believe that, across a broad range of control applications, the controls industry is moving away from custom, wiring-intensive and closed interconnection schemes among various system components. We believe that the controls industry is moving towards open, interoperable, distributed architectures in which the intelligence resides in the devices sensing and controlling the physical infrastructure itself, and in the communication between these devices, rather than in central controllers.

Our Solution

We develop, market, and support a family of hardware and software products and services that allows OEMs and systems integrators to design and implement open, interoperable, distributed control networks. Our LONWORKS networking technology allows intelligence and communications capabilities to be embedded into individual control devices. The intelligent, networked control devices are then able to communicate with each other to perform the desired control functions. For example, a temperature sensor might detect a change in temperature and send a message over the network that is received and acted upon by other devices that have been configured to accept the message. This eliminates the need for central controllers, significantly reduces wiring costs, increases system reliability, enables the creation of systems that can perform more functions, and makes it easier to adapt the systems to the user requirements — both at the time of initial installation and over the life of the system as the end-users’ needs change. In addition, we believe that our products and services create new market opportunities because they allow devices that were previously not part of control systems, such as home appliances, to be cost-effectively made into smart, networked devices that communicate with one another and across the Internet. Further, the information communicated between the control devices can be integrated into corporate data applications, such as systems for enterprise resource planning, or ERP, or customer resource management, or CRM, to improve operational efficiency, lower cost, and increase quality.

We offer a broad set of products and services that provide the foundation and support required to build and implement open, interoperable networks of everyday devices using products from multiple vendors for the building, industrial, transportation, utility/home and other automation markets. With a control network that incorporates our LONWORKS products, everyday devices become smart and can communicate with one another and across the Internet using our LonTalk® protocol. Each device in the network contains embedded intelligence that implements the protocol and performs local sensing and control functions. At the core of this embedded intelligence is typically a Neuron® Chip, an integrated circuit that we initially designed. Neuron Chips are currently manufactured and sold by Toshiba and Cypress Semiconductor. In addition, we offer:

•	infrastructure components for use in Enel’s Contatore Elettronico project, including components for use in networked electricity meters and a data concentrator product;

•	components for making everyday devices smart and network connected, including transceivers that couple the Neuron Chip to the communications medium; “smart” transceivers that combine the functionality of a Neuron Chip and a transceiver into a single integrated circuit; control modules that are intended to help reduce OEM development cost; and associated development tools that allow OEMs to design LONWORKS technology into their products;

•	network infrastructure products including intelligent LONWORKS routers that allow users to build large systems containing different networking media; network interfaces that connect computers to the network; and hardware and software products that enable the everyday devices in a LONWORKS network to be connected to the Internet and other Internet protocol-based networks; and

•	software tools and toolkits that allow users to install, monitor, maintain and control their systems.

Based on our past experience, we believe that our family of products and services provides the following customer benefits:

•	Installation Cost Savings. LONWORKS based open control networks are designed to be less expensive to install than closed, centrally controlled systems. By replacing individual hard-wired connections with shared network channels, we believe that wiring and conduit material and labor costs can be substantially reduced. By minimizing the need to program and debug complex control logic software, systems can be designed and commissioned more quickly by personnel with less specialized training. In addition, we have designed LONWORKS networks so they do not require expensive, performance-limiting gateways, which are used to enable communication between various systems and to connect control systems from multiple vendors.

•	Life-Cycle Cost Savings. LONWORKS networks can eliminate many of the sources of high life-cycle costs found in traditional control systems. By providing an open, interoperable platform, LONWORKS networks allow end-users to select the most cost-effective products and services for their applications from a broad range of OEMs. In addition, we believe that the inherent flexibility of the LONWORKS network architecture permits modifications to the control system to be made at significantly lower cost. These modifications include adding new products, features, and functions. LONWORKS technology also allows devices to be logically “rewired” across the network without the need to run new physical wire or to replace or reprogram devices.

•	Improved Quality and Functionality. With LONWORKS networks, end-users may customize their control networks by using products and applications from an array of vendors that best suits their specific needs. In open LONWORKS networks, any piece of information from any device can easily be shared with any other device in the same control system, in a different control system, or in a computer system, without the need for custom programming or additional hardware. For example, a utility can remotely turn on or turn off electricity service to its customers, eliminating the need to send a service technician to the customer’s home. The same system can also more quickly detect a service outage, enabling faster repair of the system.

•	Improved Reliability. In a traditional system that has one central controller, the entire system can fail if that controller fails. However, in a LONWORKS control network, where intelligence can be distributed throughout the entire network, there is no single point of failure. Typically, the failure of a device on the network only affects a small subset of devices with which it interacts. Unlike devices in a centrally controlled system, devices in a LONWORKS network are “self-aware” and can take appropriate actions, such as returning to default set points, to adapt to the error condition. In addition, each device in a LONWORKS network has built-in processing power, which allows it to keep track of its own status and report potential problems before they occur.

•	Increased Market Opportunities. We believe that by eliminating high-cost centralized controllers and fostering devices that can work together, LONWORKS technology allows both OEMs and systems integrators to create low-cost, customized solutions to satisfy market demands that have not been met by traditional control systems. We believe that new market opportunities are created by allowing devices that were previously not part of control systems, such as home appliances, to cost-effectively be made smart networked devices that communicate with one another and across the Internet. Further, we believe that the ability to integrate the information communicated between the control devices into corporate data applications, such as ERP or CRM systems, creates new opportunities to improve operational efficiency, lower cost, and increase quality.

Strategy

Our objective is to be the leading supplier of products and services used in the growing market for open, interoperable control networks. Key elements of our strategy include:

•	Increase Penetration of Existing Customer Base and Vertical Markets. While our control network products are applicable across a broad range of industries, we intend to continue to focus our marketing efforts on those core vertical markets in which we have established a large customer base. These markets include the utility/home automation, building, and transportation industries. We work closely with OEMs and systems integrators in these markets to identify market needs, and target our product development efforts to meet those needs. We also look to penetrate deeper within the product lines of our existing OEM customers to increase the number of products and services they offer that are built on our products and services. We believe that close collaborative relationships with OEM customers will continue to accelerate the transition of our targeted industries toward open, multi-vendor architectures for control networks.

•	Capitalize on Opportunities in the Utility Market. Given both its importance as one of the world’s largest electric utilities and the scope of its project, which we believe to be the largest meter replacement project ever undertaken, we believe that our project with Enel has great visibility within the electric utility industry and has created an opportunity for us at other utilities. Historically, utilities have replaced electricity meters at a low rate. In contrast, Enel’s Contatore Elettronico project will, if fully deployed, result in the replacement of almost all of the electricity meters in Enel’s service territory with LONWORKS enabled smart, networked meters in a span of a few years. We believe that by doing so, Enel will reap a number of benefits that can only be achieved when a utility has a homogenous population of smart, networked meters and that their project will create a willingness in other utilities to undertake similar wide-scale meter replacements. In May 2002, we formed a Service Provider Group that will focus on new opportunities in the utility market for our networked energy services, or NES system. Our NES system offering will be a new, and we believe, unique product offering for the utility market. Our NES system is being designed to allow utilities to offer advanced customer care services such as multi-tiered billing, pre-paid electricity, fault and outage detection, remote meter reading, and more accurate billing. It will also allow utilities to reduce operating costs through load monitoring and optimization and better inventory management. Lastly, it will set the stage for future in-premise applications such as predictive warranty services and remote appliance and machine diagnostics for any devices connected to the electricity grid or inside a home or business using our power line technology.

•	Leverage our OEM and Systems Integrator Distribution Channels to Amplify Our Market Presence. Excluding Enel, we generally do not sell our products directly to end-users. We generally sell our products to OEM manufacturers, who embed our products inside of their products; or to system integrators, who incorporate our products along with those of our OEM customers into complete solutions for end-users. Therefore, our products generally come into the hands of end-users indirectly through sales made by our OEM customers or through the efforts of our system integrator customers. We believe that by working with our OEM customers and systems integrators to influence their sales efforts, we can create a “virtual sales force” for our products. We have established several marketing programs for this purpose that are centered around our Open Systems Alliance, a program created in 2000 to bring together manufacturers, integrators, resellers, and other companies that are working to promote open systems based on our LONWORKS platform.

•

Take Advantage of New Market Opportunities Created by the Integration of LONWORKS Control Networks with the Internet and Corporate Intranets.    We believe that the ability of LONWORKS control networks to interact through Internet Protocol networks, including the Internet and corporate intranets, delivers important features to our customers that create new markets for our products. This ability enables end-users to remotely monitor and manage control networks, to collect and analyze data generated by their control networks, and to deliver new value-added services over the Internet that interact with the everyday devices in LONWORKS networks. To meet this market demand, we are developing systems and technology that combine standard data networking and communications protocols with our products and technology. For example, in 2002, we released two new members of the i.LON™ product family: the i.LON 10 Ethernet Adapter in June, and the i.LON 100 Internet Server in December. In March of 2003 we introduced the Panoramix™ platform, a scalable, enterprise software product designed to enable businesses to collect and manage data from device networks across multiple facilities and turn it into actionable business intelligence. We believe that the ability for companies to tap into the information running their core operations, extract it to a central site, aggregate it, and integrate it with their planning, operating, and other business systems will help them gain insight into the heart of their operations and make better informed, fact-based decisions that reduce costs and increase profitability.

•	Leverage International Market Opportunities. With sales and marketing operations in ten countries and 88.2% of our total revenues in 2002 attributable to international sales, we have established a significant international presence. We plan to continue to devote significant resources to international sales, marketing, and product development efforts to capitalize on markets for control networks outside of the United States. For example, our most popular power line transceiver was designed to meet the requirements imposed by regulators in North America, Europe, and Japan, enabling OEMs to leverage their product development programs across these markets.

Success in the execution of our marketing strategy will require a continued emphasis on our key technical competencies, including, but not limited to, software, custom integrated circuits, and system level testing of integrated solutions.

Working Capital

As of December 31, 2002, we had working capital, defined as current assets less current liabilities, of $156.3 million, which was an increase of about $4.6 million compared to working capital of $151.7 million as of December 31, 2001.

As of December 31, 2002, we had cash, cash equivalents, and short-term investments of $134.5 million, which was an increase of about $22.8 million over the balances as of December 31, 2001. Additionally, as of December 31, 2002, we had $10.5 million of restricted cash that secures a $10.0 million line of credit under which no amounts have been drawn. Cash provided by operating activities in 2002 was primarily due to net income for the year, decreases in other current assets, and decreases in Enel program related accounts receivable and inventories, partially offset by a decrease in accounts payable.

Markets, Applications and Customers

We market our products and services primarily in Europe, Japan and selected Asia Pacific countries, and North and South America. Our target markets include:

•	Utility. Since June 2000, we have been working with Enel to incorporate LONWORKS technology into Enel’s Contatore Elettronico project. Under this project, Enel intends to provide digital electricity meters and a complete home networking infrastructure to over 27 million customers in Italy over a period ending in 2005. We began shipping products to Enel for use in the project in late 2000, and increased those volumes during 2001 and 2002. As of December 31, 2002, Enel had installed 5.7 million LONWORKS based electricity meters. Some of our OEM customers also incorporate our products into their systems for meter related applications, substation automation, and other utility applications.

•	Building Automation. Companies worldwide are using LONWORKS control networks in most areas of the building automation industry, including access control, automatic doors, elevators, energy management, fire/life/safety, HVAC, lighting, metering, security, and window blinds. We believe that LONWORKS networks are widely accepted because they lower installed system cost, reduce ongoing life-cycle costs, and increase functionality. For example, the Coeur Défense project in the la Défense quarter of Paris included a major automation system using LONWORKS networks for lighting, heating, air-conditioning, and sun blind control. Our OEM customers in the building automation market include Honeywell, TAC AB, Invensys Intelligent Systems, Johnson Controls, Siemens, Yamatake, Philips Lighting, and Schindler Elevator.

•	Industrial Automation. LONWORKS control networks are found in semiconductor fabrication plants, gas compressor stations, gasoline tank farms, oil pumping stations, water pumping stations, textile dyeing machinery, pulp and paper processing equipment, automated conveyor systems, and many other industrial environments. In such industrial installations, LONWORKS networks can replace complex wiring harnesses, reduce installation costs, eliminate expensive programmable logic controllers and distribute control among sensors, actuators and other devices, thereby reducing system costs, improving control and eliminating the problem of a single point of failure, among other things. For example, BOC Edwards, a leading supplier of vacuum pumping systems to the semiconductor industry, uses LONWORKS control networks within certain vacuum pump products to replace complex wiring used to connect various motors, sensors, actuators, and displays. The same control network is extended to connect multiple pumping stations together in a semiconductor fabrication plant to form a complete pumping system. Our OEM customers in the industrial automation market include BOC Edwards, Fuji Electric, Hitachi, Meissner & Wurst, and Yokagawa.

•

Transportation.    Our technology is used in important transportation applications, including railcars, light rail, busses, motor coaches, fire trucks, naval vessels, and aircraft. LONWORKS networks can be used in these transportation systems to improve efficiency, reduce maintenance costs and increase safety and comfort. LONWORKS technology is one of the standards used by the New York City Transit Authority for the replacement of its subway cars. Key OEMs in the transportation market include Bombardier, Kawasaki, Siemens, and New York Air Brake.

•	Home Automation and Other. While the home networking market for automation and control is still in its infancy, some companies are now selling LONWORKS based products for appliances, HVAC, lighting, security, utility meters and whole house automation. Other industries in which LONWORKS control networks have been utilized or are being developed for use include telecommunications (including alarm systems for switching equipment) and agriculture (including feeding and watering systems).

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

Infrastructure Components for use in Enel’s Contatore Elettronico Project.    We provide a number of products and components to Enel and its contract manufacturers. We sell Enel data concentrators that provide wide area connectivity to and supervision of digital electricity meters. We sell Enel’s contract manufacturers meter kits, which include components that are incorporated into digital electricity meters for Enel and that allow these meters to communicate over the power line using the LonTalk protocol.

Components for Making Everyday Devices Smart and Network Connected.    We provide a set of hardware products at various levels of integration designed to allow OEMs to embed networking and intelligence into their products. Our products in this range include power line and free topology twisted pair transceivers, power line and free topology smart transceivers, twisted pair and free topology control modules, and associated development tools including our NodeBuilder® development tool, which is designed to make it easy for OEMs to develop and test individual LONWORKS nodes or small networks of LONWORKS devices. The NodeBuilder tool uses a familiar Windows based development environment with easy-to-use on line help. Our FTT-10A free topology transceiver product, which permits communication over a twisted pair of wires, generated approximately 11.5% of our revenues during 2002 and 19.3% of our revenues during 2001.

Network Infrastructure Products.    This suite of hardware products, some with embedded firmware, serves as the physical interface between the control software that resides on the managed devices and the cabling and wiring infrastructure. These products include a variety of routers, adapters, and IP connectivity products. LONWORKS routers provide transparent support for multiple media, which makes it possible to signal between different types of media, such as twisted pair, power line, radio frequency, optical fiber, and infrared. Routers can also be used to control network traffic and partition sections of the network from traffic in another area, increasing the total throughput and speed of the network. Adapter products include network interfaces which can be used to connect computers to a LONWORKS network and LonPoint® interface modules, which convert a variety of legacy digital and analog sensors and actuators into intelligent and interoperable LONWORKS devices. Our family of i.LON products provide a variety of options for providing cost-effective, secure Internet connectivity to the everyday devices in LONWORKS networks.

Software Products.    Our LNS® network operating system serves as the platform for installing, maintaining, monitoring, and interfacing with control networks. The LNS family of products adds the power of client-server architecture and component-based software design into control systems and allows tools from multiple vendors to work together. The most recent release of LNS is version 3.0.

The LonMaker™ Integration Tool, which is built on the LNS network operating system and the Microsoft Visio technical drawing package, gives users a graphical, “drag and drop” environment in which to design their network’s control system. The graphical nature of the LonMaker tool provides an intuitive interface for designing, installing, and maintaining multi-vendor, open, interoperable LONWORKS control networks. LNS also allows multiple users, each running their own copy of the LonMaker tool or other LNS based tools, to utilize the system in parallel, thereby streamlining the design and commissioning process, and facilitating future adds, moves and changes. Our current version, release 3.1, began shipping in October 2001.

In March 2003, we introduced the Panoramix platform, a scalable, enterprise software product designed to enable businesses to collect and manage data from device networks across multiple facilities and turn it into actionable business intelligence.

Training and Support.    We conduct a variety of technical training courses covering our LONWORKS network technology and products. These courses are designed to provide hands-on, in-depth and practical experience that can be used immediately by OEMs and systems integrators using LONWORKS systems. In addition to conducting these classes ourselves, we license them to third-parties in foreign markets who present them in the local language. We also offer technical support to our customers on a per-incident and annual contract basis. We provide these support services to resolve customers’ technical problems on a timely basis, ensure that our products will be used properly, and to shorten the time required for our customers to develop products that use our technology. As of February 28, 2003, we had 15 employees in the United States, Japan, China and the United Kingdom engaged in training and support.

Sales and Marketing

We market and sell our products and services to OEMs and systems integrators to promote the widespread use of our LONWORKS technology. In addition, we believe that awareness of the benefits of LONWORKS networks among end-users will increase demand “pull” for our products.

In North America, we sell our products through a direct sales organization. Outside the United States, direct sales, applications engineering and customer support are conducted through our offices in China, France, Germany, Italy, Japan, the Netherlands, South Korea, and the United Kingdom. Each of these offices is staffed primarily with local employees. We support our worldwide sales personnel with application engineers and technical and industry experts working in our headquarters. We also leverage our selling efforts through the use of an in-house telephone sales staff. Internationally, we support our direct sales with the use of distributors who tend to specialize in certain geographical markets. In Europe, we sell our products that do not relate to our project with Enel principally through EBV, our sole independent European distributor, and through our direct sales force. Under the Contatore Elettronico project with Enel, we sell products directly to Enel and also sell components directly to Enel’s contract manufacturers. We rely solely on distributors in certain markets in the Asia Pacific region, including Australia and Taiwan, and in Latin America, through our distributor in Argentina. International sales, which include both export sales and sales by international subsidiaries, accounted for 88.2% of our total revenues for 2002, 78.1% of our total revenues for 2001, and 66.4% of our total revenues for 2000.

We maintain an authorized network integrator program to increase the distribution of our products through systems integrators worldwide. These systems integrators design, install, and service control systems using our LonMaker tool, our LonPoint products, and other manufacturers’ products that meet the certification guidelines of the LONMARK® Interoperability Association, thereby reducing dependence on single-vendor products, eliminating the risks of centralized, closed controllers and supporting less complex, peer-to-peer system architectures. We provide these systems integrators with the training, tools, and products required to cost-effectively install, commission, and maintain open, multi-vendor distributed control systems based on LONWORKS control networks.

The LONMARK Interoperability Association and the LonWorld™ Conference and Exhibition assist our marketing efforts. We formed the LONMARK Interoperability Association in May 1994 and as of February 28, 2003 it had about 300 members. This Association makes technical recommendations for interoperable use of LONWORKS technology and promotes the use of open control networks based on the LONWORKS standard. The purpose of the LonWorld Conference and Exhibition is to provide a forum in which parties can share recent information concerning LONWORKS technology and applications, build alliances, and support the LONWORKS standard for control networking. The most recent LonWorld Conference and Exhibition was held in October 2002 in Toronto, Canada.

Strategic Alliances

Neuron Chips, which are important components used by our customers in control network devices, are currently manufactured and distributed by Toshiba and Cypress Semiconductor. Motorola also manufactured and distributed Neuron Chips until January 31, 2001. We presently have licensing agreements with both Cypress Semiconductor and Toshiba. Among other things, the agreements grant Cypress and Toshiba the worldwide right to manufacture and distribute Neuron Chips using technology licensed from us and require us to provide support and unspecified updates to the licensed technology over the terms of the agreements. The Cypress agreement expires in April 2009 and the Toshiba agreement expires in January 2010. We developed the first version of the Neuron Chip, although Motorola, Toshiba, and Cypress have subsequently developed improved, lower-cost versions of the Neuron Chip that are presently used in products developed and sold by us and our customers.

We entered into a Research and Development and Technological Cooperation Agreement with Enel Distribuzione S.p.A., a subsidiary of Enel, in June 2000. Under this agreement, we agreed to cooperate with Enel in the development of Enel’s Contatore Elettronico meter management project. The R&D Agreement has a term of five years. The Contatore Elettronico project, which, among other things, will replace existing stand-alone electricity meters with networked electricity meters throughout Enel’s service territory in Italy, is intended to provide a variety of services, including the ability to:

•	remotely turn power on or off to a customer;

•	read usage information from a meter;

•	detect a service outage;

•	detect the unauthorized use of electricity;

•	change the maximum amount of electricity that a customer can demand at any time; and

•	manage the distribution of electricity throughout Enel’s service area.

The Contatore Elettronico project incorporates solid-state electricity meters designed by Enel and a third party. We have entered into supply agreements with various third party contract manufacturers who manufacture the meters for Enel. These contract manufacturers combine components purchased from us with other components to complete the manufacture of meters for sale to Enel. In addition, we sell a finished product, called a data concentrator, directly to Enel for use in the Contatore Elettronico project. We expect to complete the sale of our components and products for the Contatore Elettronico project in late 2004 or early 2005.

In July 2001, we entered into an agreement with STMicroelectronics S.r.L. under which STMicroelectronics developed and produces our power line smart transceiver. The agreement expires in July 2011.

Product Development

Our future success depends in large part on our ability to enhance existing products, reduce product cost, and develop new products that maintain technological competitiveness. We have made and intend to continue to make substantial investments in product development. Extensive product development input is obtained from customers and by monitoring end-user needs and changes in the marketplace. We continue to make significant engineering investments in bringing our software products, control and connectivity products, and development tools to market and extending our product offerings in the utility markets to customers beyond Enel. For example, we are developing our NES system to provide a single, open infrastructure over which utilities can run a wide set of functions to reduce costs and increase quality in a variety of functional areas, such as multi-tiered billing, pre-paid electricity, fault and outage detection, remote meter reading, and more accurate billing. We expect our NES system to consist of intelligent, communicating electricity meters, IP connected data concentrators, and a software solution based on our recently announced Panoramix enterprise software platform.

Our total expenses for product development were $21.5 million for 2002, $17.0 million for 2001 and $11.2 million for 2000. We anticipate that we will continue to commit substantial resources to product development in the future and that product development expenses may increase in the future. To date, we have not recorded any capitalized software development costs from our development efforts.

As of February 28, 2003, we had 112 employees in our product development organization.

Competition

Competition in our markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new products, features and services in a timely and efficient manner. The principal competitive factors that affect the markets for our control network products include:

•	the price and features of our products such as adaptability, scalability, the ability to integrate with other products, functionality, and ease of use;

•	our product reputation, quality and performance; and

•	our customer service and support.

In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers, and other businesses. Our competitors include some of the largest companies in the electronics industry, such as Siemens in the building and industrial automation industries, and Allen-Bradley (a subsidiary of Rockwell) and Group Schneider in the industrial automation industry. Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition and broader product offerings than our company has. As a result, these competitors may be able to devote greater resources to the development, marketing and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufacture and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Microsoft has announced a specification that it refers to as SCP (Simple Control Protocol) that is targeted at the networking of everyday devices. Microsoft has announced its intent to focus this capability on home networking applications. Products from other companies such as Digi International, emWare, Ipsil, JumpTec, Lantronix, and Wind River Systems, as well as certain micro-controller manufacturers including Motorola, Micro Chip, and Phillips, all of which promote directly connecting devices to the Internet, could also compete with our products. Products from companies such as DCSI, Hexagram, Hunt Technologies, Itron, Nexus, Ramar, and Schlumberger Sema, each of which offer automatic meter reading (AMR) products for the utility industry, could compete with our broader networked energy services offerings to the utility marketplace.

Many of our current and prospective competitors are dedicated to promoting closed or proprietary systems, technologies, software, and network protocols or product standards that differ from, or are incompatible with, our products. In some cases, companies have established associations or cooperative relationships to enhance the competitiveness and popularity of their products, or to promote these different or incompatible technologies, protocols and standards. For example, in the building automation market, we face widespread reluctance by vendors of traditional closed or proprietary control systems, who enjoy a captive market for servicing and replacing equipment, to use our interoperable technologies. We also face strong competition by large trade associations that promote alternative technologies and standards in their native countries, such as the Konnex Association in Belgium, and the European Installation Bus Association in Germany, each of which has over 100 members and licensees. Other examples include various industry groups that promote alternative open standards such as BACnet in the building market, DALI in the lighting controls market, and a group comprised of Asea Brown Boveri, ADtranz AB, Siemens, GEC Alstrom and other manufacturers that support an alternative rail transportation protocol to our LONWORKS protocol. Our technologies, protocols, or standards may not be successful in any of our markets, and we may not be able to compete with new or enhanced products or standards introduced by existing or future competitors.

LONWORKS technology is open, meaning that many of our technology patents are broadly licensed without royalties or license fees. For instance, all of the network management commands required to develop software that competes with our LNS software are published. As a result, our customers are capable of developing hardware and software solutions that compete with some of our products. Since some of our customers are OEMs that develop and market their own control systems, these customers in particular could develop competing products based on our open technology. This could decrease the market for our products and increase the competition that we face.

Manufacturing

Our manufacturing strategy is to outsource production to third parties where it is more cost-effective and to limit our internal manufacturing to such tasks as quality inspection, system integration, testing, and order fulfillment. We maintain manufacturing agreements with Cypress and Toshiba, and until January 31, 2001 with Motorola, related to the Neuron Chip. We also maintain manufacturing agreements with STMicroelectronics for production of our Power Line Smart Transceiver, and with On Semiconductor and AMI Semiconductor for the production of certain components used in the Enel program.

For most of our products requiring assembly, we use contract electronic manufacturers including WKK Technology, Able Electronics, and TYCO TEPC/Transpower. These contract electronic manufacturers procure material and assemble, test, and inspect the final products to our specifications.

Government Regulation

Many of our products and the industries in which they are used are subject to U.S. and foreign regulation as well as local, industry-specific codes and requirements. Government regulatory action could greatly reduce the market for our products. Some of our competitors have attempted to use regulatory actions to reduce the market opportunity for our products or to increase the market opportunity for our competitors’ products. We have resisted these efforts and will continue to oppose competitors’ efforts to use regulation to impede competition in the markets for our products.

Proprietary Rights

We own numerous patents, trademarks, and logos. As of February 28, 2003, we had received 87 United States patents, and had 9 patent applications pending. Some of these patents have also been granted in selected foreign countries. Many of the specific patents that are fundamental to LONWORKS technology have been licensed to our customers with no license fee or royalties. The principal value of the remaining patents relates to our specific implementation of our products and designs.

We hold several registered trademarks in the United States, including Echelon, LonBuilder, LONMARK, LonTalk, LONWORKS, Neuron, LON, LonPoint, LonUsers, 3120, 3150, LNS, LonManager, Digital Home, and NodeBuilder. We have also registered some of our trademarks and logos in foreign countries.

Employees

As of February 28, 2003, we had 266 employees worldwide, of which 112 were in product development, 70 were in sales and marketing, 41 were in general and administrative, 28 were in operations, and 15 were in customer support and training. About 175 employees are located at our headquarters in California and 39 employees are located in other offices throughout the United States. Our remaining employees are located in nine countries worldwide, with the largest concentrations in Germany, Japan, the Netherlands, the United Kingdom, and Hong Kong. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider our relations with employees to be good.

Where to Find More Information

We make our public filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all exhibits and amendments to these reports, available free of charge at our website, www.echelon.com, as soon as reasonably practicable after we file such material with the Securities and Exchange Commission. These materials are available in the “Investor Relations” portion of our website, under the link “SEC Filings.” Information contained on our website is not incorporated by reference into our annual report on Form 10-K.

Executive Officers of the Registrant

M. Kenneth Oshman, age 62, has been our Chairman and Chief Executive Officer since December 1988. He also served as our President from 1988 to 2001. Mr. Oshman, with three associates, founded ROLM Corporation, a telecommunications equipment company, in 1969. He was Chief Executive Officer, President, and a director at ROLM from its founding until its merger with IBM in 1984. Following the merger, he became a Vice President of IBM and a member of the Corporate Management Board. He remained in that position until he left IBM in 1986. Prior to founding ROLM, Mr. Oshman was a member of the technical staff at Sylvania Electric Products from 1963 to 1969. In addition to his responsibilities at our company, Mr. Oshman serves as a director of Sun Microsystems and Knight-Ridder. Mr. Oshman earned B.A. and B.S.E.E. degrees from Rice University and M.S. and Ph.D. degrees in Electrical Engineering at Stanford University.

Beatrice Yormark, age 58, has been our President and Chief Operating Officer since September 2001. She served as our Vice President of Marketing and Sales from January 1990 to August 2001. Ms. Yormark joined our company from Connect, Inc., an on-line information services company, where she was the Chief Operating Officer. Before joining Connect, Ms. Yormark held a variety of positions, including Executive Director of Systems Engineering for Telaction Corporation, Director in the role of Partner at Coopers & Lybrand, Vice President of Sales at INTERACTIVE Systems Corporation, and various staff positions at the Rand Corporation. In addition to her responsibilities at our company, Ms. Yormark serves as a director of ID Systems, (NASDAQ: IDSY). Ms. Yormark holds a B.S. degree in Mathematics from City College of New York and a M.S. degree in Computer Science from Purdue University.

Oliver R. Stanfield, age 54, has been our Executive Vice President & Chief Financial Officer since September 2001. He served as our Vice President and Chief Financial Officer from March 1989 to August 2001. Mr. Stanfield joined our company from ROLM, where he served in several positions since 1980, including Director of Pricing; Vice President, Plans and Controls; Vice President, Business Planning; Vice President, Financial Planning and Analysis; Treasurer; and Controller, Mil Spec Division. Prior to joining ROLM, Mr. Stanfield worked for ITEL Corporation, Computer Automation and Rockwell International. Mr. Stanfield began his business career with Ford Motor Company in 1969 in various accounting positions while completing a B.S. degree in Business Administration and an M.B.A. degree from the University of Southern California.

Kathleen Bloch, age 46, has been our Senior Vice President and General Counsel since February 2003. Prior to joining our company, Ms. Bloch was a partner in the law firm of Wilson Sonsini Goodrich & Rosati, P.C., where she practiced from 1996 to 2003. Prior to joining Wilson Sonsini Goodrich & Rosati, she was a partner with the San

Francisco and Los Angeles offices of Sheppard Mullin Richter & Hampton. Ms. Bloch received a B.S. degree in Business Administration from the University of Southern California and her law degree from Stanford Law School.

Frederik Bruggink, age 47, has been our Senior Vice President and General Manager of our Service Provider Group since July 2002. He served as our Senior Vice President of Sales and Marketing from September 2001 to June 2002, and as our Vice President, Europe, Middle East and Africa, from April 1996 to August 2001. Mr. Bruggink joined our company in 1996 from Banyan Systems, where he was Vice President, Europe. From 1985 to 1993, Mr. Bruggink held several positions at Stratus Computer, including General Manager for Holland, Benelux, and Northern Europe. His last position at Stratus was Vice President, Northern Europe (including Germany). Prior to joining Stratus, he held sales positions at Burroughs Computers. Mr. Bruggink attended the University of Leiden.

Russell Harris, age 41, joined us in September 2001 as our Senior Vice President of Operations. Prior to joining our company, he served as the Vice President of Operations for NetDynamics from 1996 until its acquisition by Sun Microsystems in 1998. From 1991 to 1996, Mr. Harris was the Director of Operations at Silicon Graphics, Inc. From 1985 through 1991, he held various positions at Convergent Technologies and Unisys Corporation. His last position at Unisys was as Director of IT for Worldwide Operations. Mr. Harris earned B.S. and M.S. degrees in Industrial Engineering from Stanford University.

Peter A. Mehring, age 41, has been our Senior Vice President, Engineering since September 2001. He served as our Vice President, Engineering from March 1998 to August 2001. From January 1996 to March 1998, Mr. Mehring held a variety of positions at Umax Computer Corporation where he was a Founder, General Manager, and Vice President of Research and Development. Prior to joining Umax, Mr. Mehring held engineering management positions at Radius, Power Computing Corporation, Sun Microsystems, and Wang Laboratories. Mr. Mehring received a B.S. degree in Electrical Engineering from Tufts University, Massachusetts.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in a 75,000 square foot facility in San Jose, California. We moved to this facility in October 2001. The lease for this building requires minimum rental payments for ten years that total approximately $20.6 million, as well as a $3.0 million security deposit that we satisfied in the form of a standby letter of credit, or LOC, issued in July 2000. We currently secure this annually renewable LOC with a cash deposit at the bank that issued the LOC.

In October 2000, we entered into a lease for a second building that is being constructed adjacent to our main headquarters building. We expect this second building to be complete in May 2003. The lease for the second building also requires minimum rental payments for ten years that total approximately $23.4 million. We expect payments under this lease to begin in May 2003, resulting in additional 2003 rent, leasehold improvement amortization, and other facilities maintenance expenses of approximately $1.9 million. Additionally, we are required under the lease for the second building to provide a $5.0 million security deposit, which we satisfied in the form of a standby letter of credit issued in October 2001. We currently secure this annually renewable LOC with a cash deposit at the bank that issued the LOC.

We also lease office space for some of our sales and marketing employees in China, France, Germany, Hong Kong, Italy, Japan, the Netherlands, South Korea, Taiwan, and the United Kingdom and for some of our research and development employees in Livermore, California, Fargo, North Dakota, and Germany. The aggregate rental expense for such office space was approximately $870,000 during 2002.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2002.

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

	Price Range
Year Ended December 31, 2002	High	Low
Fourth quarter	$15.75	8.41
Third quarter	16.00	8.36
Second quarter	20.84	11.10
First quarter	22.44	12.79

Year Ended December 31, 2001	High	Low
Fourth quarter	$18.50	$11.26
Third quarter	30.13	11.26
Second quarter	32.00	8.00
First quarter	25.88	13.00

As of February 28, 2003, there were approximately 557 stockholders of record. Because brokers and other institutions hold many shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid dividends on our capital stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

Equity Compensation Plan Summary Information

Please see the paragraph entitled “Equity Compensation Plan Summary Information” included in footnote 6 to our accompanying financial statements for a summary of information concerning options issued and available for issuance under equity compensation plans that have been approved by our stockholders.

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

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Product	$121,454	$74,777	$47,261	$37,546	$29,163
Service	1,380	1,812	2,038	2,220	3,038

Total revenues	122,834	76,589	49,299	39,766	32,201
Cost of revenues:
Cost of product	57,059	34,842	18,225	14,297	12,784
Cost of service	2,880	2,347	2,017	1,529	1,836

Total cost of revenues	59,939	37,189	20,242	15,826	14,620

Gross profit	62,895	39,400	29,057	23,940	17,581

Operating expenses:
Product development	21,456	17,028	11,159	9,214	7,564
Sales and marketing	17,291	15,787	15,949	15,152	12,535
General and administrative	9,711	6,942	5,787	4,101	4,119
Non-recurring charge/(benefit)	—	—	(48)	549	—

Total operating expenses	48,458	39,757	32,847	29,016	24,218

Operating income/(loss)	14,437	(357)	(3,790)	(5,076)	(6,637)
Interest and other income, net	3,777	6,655	4,019	1,355	945

Income/(loss) before provision for income taxes	18,214	6,298	229	(3,721)	(5,692)
Provision for income taxes	1,457	252	145	186	159

Net income/(loss)	$16,757	$6,046	$84	$(3,907)	$(5,851)

Income/(loss) per share (1):
Basic	$0.42	$0.16	$0.00	$(0.12)	$(0.24)

Diluted	$0.41	$0.15	$0.00	$(0.12)	$(0.24)

Pro forma basic (2)					$(0.20)

Shares used in per share calculation (1):
Basic	39,468	38,443	35,222	32,910	24,845

Diluted	40,726	41,141	39,734	32,910	24,845

Pro forma basic (2)					29,405

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$134,489	$111,653	$150,793	$24,304	$29,053
Working capital	156,319	151,748	164,377	30,290	33,733
Total assets	207,492	185,654	175,676	39,711	41,950
Total stockholders’ equity	195,018	174,717	168,761	32,938	35,786

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing basic net income/(loss) per share, diluted net income/(loss) per share, and pro forma basic net loss per share.
(2)	Pro forma basic net loss per share has been calculated assuming the conversion of the outstanding preferred stock into an equivalent number of shares of common stock, as if the shares had been converted on the dates of their issuance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We develop, market and support a wide array of products and services based on our LONWORKS technology that enables OEMs and systems integrators to design and implement open, interoperable, distributed control networks. We offer these hardware and software products to OEMs and systems integrators in the building, industrial, transportation, utility/home and other automation markets. We also provide a variety of technical training courses related to our products and the underlying technology. A small number of our customers also rely on us to provide customer support on a per-incident or annual contract basis.

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

Estimating Sales Returns and Allowances.    We sell our products and services to OEMs, systems integrators, and our other customers directly through our sales force and indirectly through distributors around the world. Sales to certain distributors are made under terms allowing certain rights of return. Sales to EBV, our largest distributor, accounted for 9.2% of total net revenues for 2002, 16.9% of total net revenues for 2001, and 26.5% of total net revenues in 2000. Worldwide sales to distributors, including those to EBV, accounted for approximately 14.2% of total net revenues for 2002, 26.9% of total net revenues for 2001, and 41.1% of total net revenues for 2000.

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

Other material sales-related estimates include our allowance for sales discounts and rebates that we identify and reserve for at the time of sale. Our allowances for sales returns and other sales related reserves were approximately $2.1 million as of December 31, 2002 and $1.6 million as of December 31, 2001.

Allowance for Doubtful Accounts.    We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, customer credit-worthiness, changes in our customers’ payment patterns and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future. Our allowance for doubtful accounts was approximately $570,000 as of December 31, 2002 and $510,000 as of December 31, 2001.

Inventory Valuation.    At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventories on hand, in excess of forecasted demand, generally one year or less, are not valued. In addition, we write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of our standard manufacturing cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. Our reserve for excess and obsolete inventory was approximately $1.6 million as of December 31, 2002 and $1.2 million as of December 31, 2001.

Warranty Reserves.    When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, additional warranty reserves may be required. Our reserve for warranty costs was approximately $229,000 as of December 31, 2002 and $119,000 as of December 31, 2001.

Deferred Income Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of our future operating results, we have recorded a valuation allowance that fully reserves against our deferred tax assets. If we later determine that, more likely than not, some or all of the net deferred tax assets will be realized, then some or all of the previously provided valuation allowance would be reversed. Our deferred tax asset valuation allowance was $48.0 million as of December 31, 2002 and $46.5 million as of December 31, 2001.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to $8.5 million as of December 31, 2002.

We adopted SFAS 142 on January 1, 2002, and, as a result, ceased amortizing approximately $2.1 million of goodwill, which, as of December 31, 2001, had a net unamortized balance of $1.7 million. During 2001, we recorded amortization expenses totaling approximately $320,000 against this balance and would have charged approximately $360,000 of amortization in 2002. In lieu of amortization, SFAS 142 now requires that we perform an initial impairment review of our goodwill in 2002 and at least an annual impairment review thereafter. In accordance with these impairment review requirements, we have completed a transitional impairment test and determined that there was no impairment. However, if as a result of impairment reviews that we perform from time to time in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge, which could have a material adverse impact on our financial position and/or operating results.

RESULTS OF OPERATIONS

Net Revenue (in thousands)

	Years Ended December 31,			2002 over 2001	2001 over 2000
	2002	2001	2000	% Change	% Change
U.S. and unallocated	$14,471	$16,775	$16,557	(13.7%)	1.3%
International	108,363	59,814	32,742	81.2%	82.7%

Total	$122,834	$76,589	$49,299	60.4%	55.4%

	Years Ended December 31,			2002 over 2001	2001 over 2000
	2002	2001	2000	% Change	% Change
Enel related	$81,550	$31,048	$1,545	162.7%	1,909.6%
Non-Enel related	41,284	45,541	47,754	(9.3%)	(4.6%)

Total	$122,834	$76,589	$49,299	60.4%	55.4%

	Years Ended December 31,			2002 over 2001	2001 over 2000
	2002	2001	2000	% Change	% Change
Product	$121,454	$74,777	$47,261	62.4%	58.2%
Service	1,380	1,812	2,038	(23.8%)	(11.1%)

Total	$122,834	$76,589	$49,299	60.4%	55.4%

	Years Ended December 31,			2002 over 2001	2001 over 2000
% of Total Net Revenue	2002	2001	2000	% Change	% Change
Product	98.9%	97.6%	95.9%	1.3%	1.7%
Service	1.1%	2.4%	4.1%	(1.3%)	(1.7%)

Total	100.0%	100.0%	100.0%	0.0%	0.0%

During 2002, net revenues grew $46.2 million, or 60.4%, as compared to 2001. During 2001, net revenues grew $27.3 million, or 55.4%, as compared to 2000. The increase in net revenues for 2002 compared to 2001, and for 2001 compared to 2000, related primarily to increased product revenues generated from shipments under the Enel program. Products sold to Enel and its contract manufacturers accounted for 66.4% of our total net revenues in 2002, 40.5% of our total net revenues in 2001, and 3.1% of our total net revenues in 2000. If the Enel program continues to move forward in accordance with Enel’s most recently announced roll-out plan, we believe that revenue attributable to the project will continue to account for a material portion of our overall net revenues during 2003 and 2004. Once the project is completed, or if it is cancelled prior to its completion, we would experience a significant drop in our overall revenue which would have a material negative impact on our financial position. Given our significant dependence on one customer at this time, we continue to seek opportunities to expand our customer base. During 2002, we formed a new sales and marketing organization that has been tasked with identifying other utility customers for our products. However, we can give no assurance that their efforts will be successful.

Partially offsetting the increase in net revenues attributable to the Enel program were reductions in non-Enel related revenues of $4.3 million, or 9.3% in 2002 as compared to 2001, and $2.2 million, or 4.6% in 2001 as compared to 2000. These reductions in non-Enel related revenues are primarily attributable to the worldwide economic slowdown, which began in late 2000 and continued through 2001 and 2002. We believe that net revenues will level off in 2003, primarily because we currently expect revenues from the Enel program in 2003 to be similar to revenues from the Enel program in 2002.

EBV, the sole independent distributor of our products in Europe, accounted for 9.2% of total net revenues in 2002, 16.9% of total net revenues in 2001, and 26.5% of total net revenues in 2000. Our contract with EBV expires in December 2003. If we are unable to renew our agreement with EBV at that time, or do not otherwise establish an alternative for the distribution of our products in Europe, our revenues could decrease and our financial position and results of operations could be harmed.

Domestic and unallocated revenues for 2002 decreased by $2.3 million, or 13.7% as compared to 2001 due to the continued poor economic environment in the United States. International revenues increased by $48.5 million, or 81.2% during the same time period due primarily to volume shipments under the Enel program. Without Enel program revenues of $81.6 million in 2002 and $31.0 million in 2001, international revenues would have reflected a $2.0 million, or 6.8% decline in 2002 as compared to 2001, and a $2.4 million, or 7.8% decline in 2001 as compared to 2000. These reductions were due primarily to the worldwide economic slowdown, which began in late 2000 and continued through 2002. In 2001, the impact of exchange rates, principally the Japanese Yen, on sales made in foreign currencies, also contributed to the decline over 2000 results. We believe that international revenues will remain relatively flat as a percentage of total revenues in 2003, due to the leveling off of revenues attributable to product shipped under the Enel program.

The increase in product revenues of 62.4% for 2002 as compared to 2001, and of 58.2% for 2001 as compared to 2000, was primarily driven by volume shipments under the Enel program. Without Enel program revenues, product revenues would have decreased by approximately $4.1 million, or 9.3% in 2002 as compared to 2001, and by approximately $1.8 million, or 3.9% in 2001 as compared to 2000. These reductions were primarily the result of the worldwide economic slowdown, which began in late 2000 and continued through 2002. During 2001, the impact of exchange rates, principally the Japanese Yen, on sales made in foreign currencies, also contributed to the decline over 2000 results. We believe that product revenues will level off in 2003, primarily because we currently expect revenues from the Enel program in 2003 to be similar to revenues from the Enel program in 2002. We also believe that new products we introduced in 2002 and early 2003 will provide new revenue opportunities for us. However, these new revenue opportunities may not be sufficient to overcome the effects that the continuing worldwide economic slowdown and the current geopolitical concerns in the Middle East and Asia are having on our product sales. In fact, if these conditions continue for a prolonged period of time, some of our customers could be forced out of business permanently, which could have a material negative impact on our revenues and results of operations.

During 2002, service revenues decreased by $432,000, or 23.8% as compared to 2001. This reduction in service revenues was due to reduced custom software development, customer support, and training revenues. In 2001, service revenues decreased by $226,000, or 11.1% as compared to 2000, primarily due to reduced training revenues. This reduction in 2001 was partially offset by custom software development service revenues of $200,000. We believe that the ongoing worldwide economic downturn has forced many of our customers to curtail spending for training and support. We do not expect our service revenues to improve so long as these economic conditions continue.

Cost of Revenues (in thousands)

	Years Ended December 31,			2002 over 2001	2001 over 2000
	2002	2001	2000	% Change	% Change
Product	$57,059	$34,842	$18,225	63.8%	91.2%
Service	2,880	2,347	2,017	22.7%	16.4%

Total	$59,939	$37,189	$20,242	61.2%	83.7%

Gross Profit	$62,895	$39,400	$29,057	59.6%	35.6%

	Years Ended December 31,			2002 over 2001	2001 over 2000
As a % of Net Revenue	2002	2001	2000	% Change	% Change
Product	46.45%	45.5%	37.0%	1.0%	8.5%
Service	2.34%	3.1%	4.1%	(0.8%)	(1.0%)

Total	48.8%	48.6%	41.1%	0.2%	7.5%

Gross Profit	51.2%	51.4%	58.9%	(0.2%)	(7.5%)

Cost of product.    Cost of product revenue consists of costs associated with the purchase of components, subassemblies, and finished goods, as well as allocated labor, overhead and manufacturing variances associated with the packaging, preparation and shipment of products. During 2002, cost of product revenues increased 63.8% to $57.1 million from the $34.8 million recorded in 2001. These costs resulted in product gross margins of 53.0% in 2002 and 53.4% in 2001. We believe that, as long as the Enel program continues to generate a material portion of our total net revenues, our product gross margins will remain relatively low as compared to years in which we had no Enel program revenues.

During 2001, cost of product revenues increased 91.2% to $34.8 million from the $18.2 million recorded in 2000. These costs resulted in product gross margins of 53.4% in 2001 and 61.4% in 2000. The decrease in product gross margin percentages in 2001 as compared to 2000 was due primarily to volume shipments of product under the Enel program. Due to the large quantities of product shipped under the Enel program, we sell these products to Enel and its subcontract manufacturers at prices that yield much lower gross profit percentages than our historical averages. To a lesser extent, changes in the mix of non-Enel products sold in each year, as well as fluctuations in overhead spending rates, also impacted gross margins in 2001.

Cost of service.    Cost of service revenue consists of employee-related costs as well as direct costs incurred in providing training, customer support, and custom software development services. Cost of service revenue for 2002 was $2.9 million compared to $2.3 million in 2001. These costs represented service gross margins of (108.7)% in 2002 and (29.5)% in 2001. The decrease in service gross margin percentage in 2002 as compared to 2001 was primarily due to a decrease in custom software development, customer support, and training revenues and an increase in facilities costs, fees paid to outside parties for assistance in providing training services, and travel costs. In addition, customer service related expenses incurred by our Fargo, North Dakota operation (formerly BeAtHome) also contributed to the increased costs in 2002.

Cost of service revenue for 2001 was $2.3 million compared to $2.0 million in 2000. These costs represented service gross margins of (29.5)% in 2001 and 1% in 2000. The decrease in service gross margin percentage in 2001 as compared to 2000 was primarily due to a decrease in training revenue, $200,000 of costs related to the Enel custom software development project, and increased personnel costs.

Operating Expenses (in thousands)

	Years Ended December 31,			2002 over 2001	2001 over 2000
	2002	2001	2000	% Change	% Change
Product development	$21,456	$17,028	$11,159	26.0%	52.6%
Sales and marketing	17,291	15,787	15,949	9.5%	(1.0%)
General and administrative	9,711	6,942	5,787	39.9%	20.0%
Non-recurring benefit	—	—	(48)	—	—

Total operating expenses	$48,458	$39,757	$32,847	21.9%	21.0%

	Years Ended December 31,			2002 over 2001	2001 over 2000
As a % of Net Revenue	2002	2001	2000	% Change	% Change
Product development	17.5%	22.2%	22.6%	(4.7%)	(0.4%)
Sales and marketing	14.1%	20.6%	32.4%	(6.5%)	(11.8%)
General and administrative	7.9%	9.1%	11.7%	(1.2%)	(2.6%)
Non-recurring benefit	—	—	(0.1%)	—	—

Total operating expenses	39.5%	51.9%	66.6%	(12.4%)	(14.7%)

Product development.    Product development expenses consist of costs associated with the development of new technologies and products, and are primarily made up of payroll and related expenses, facility costs, fees paid to consultants and third parties who assist in our research and development activities, expensed material, depreciation and amortization on property, plant and equipment used in development activities, and travel costs incurred by our development personnel. In addition, amortization of purchased technology is also included in product development costs. Our development projects include, but are not necessarily limited to, the development of hardware and software products to support the Enel program, the development of other hardware products including transceivers, control modules, routers, network interface devices, and i.LON Internet Servers, and the development of software, including network management software and development tools.

Product development expenses for 2002 increased 26.0% to $21.5 million from $17.0 million in 2001. These expenses represented 17.5% of total revenues in 2002 and 22.2% of total revenues in 2001. The primary components of the $4.5 million spending increase between the two years were costs associated with our new corporate facilities in San Jose and payroll and related costs associated with our engineering staff, including the addition of seven development personnel during the year. In addition, in January 2002 we acquired BeAtHome.com, Inc. of Fargo, North Dakota. Total product development costs incurred in our Fargo, North Dakota facility, including payroll, administrative, and operational costs associated with the 21 development personnel located there, a one-time charge of $400,000 related to in-process research and development expensed in the first quarter of 2002, and amortization of purchased technology, contributed approximately $2.0 million of the $4.5 million increase in development spending during 2002. Slightly offsetting these increases were reductions in fees paid to consultants and other third parties who assist in our research and development activities.

Product development expenses for 2001 increased 52.6% to $17.0 million from $11.2 million in 2000. These expenses represented 22.2% of total revenues in 2001 and 22.6% of total revenues in 2000. The increase in product development spending between the two years was driven primarily by the development of products for the Enel program, and to a lesser extent, by the development of other hardware and software products. The primary components of the $5.9 million spending increase between the two years were payroll and related costs associated with the addition of 23 engineers to our development staff, an increase in our use of external consultants who performed activities supplementing our internal development efforts, increased facilities expenses associated with increased development personnel, increased expensed material, and increased depreciation. In addition, in February 2001 we acquired ARIGO Software of Beckum, Germany. The additional eleven development personnel and facilities costs associated with the acquisition, as well as the amortization of the purchased technology and related intangibles, contributed approximately $1.1 million to development spending in 2001.

Sales and marketing.    Sales and marketing expenses consist primarily of payroll and related expenses, commissions to sales personnel, travel and entertainment, advertising and product promotion, and facilities costs associated with our sales and support offices around the world. Sales and marketing expenses for 2002 increased to $17.3 million from $15.8 million in 2001. These expenses represented 14.1% of total revenues in 2002 and 20.6% of total revenues in 2001. The primary components of the $1.5 million spending increase between the two years were costs associated with our new corporate facilities in San Jose, increased payroll and commission costs, including costs associated with the addition of seven sales and marketing personnel hired during the year, and increased advertising and product promotion costs.

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

General and administrative.    General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, facility costs, legal and accounting fees, corporate insurance, travel and entertainment, and other general corporate expenses. General and administrative expense for 2002 increased to $9.7 million from $6.9 million in 2001. These expenses represented 7.9% of total revenues in 2002 and 9.1% of total revenues in 2001. The primary components of the $2.8 million spending increase between the two years were payroll expenses associated with the full year effect of modifications made to our management structure during the fourth quarter of 2001, costs associated with our new corporate facilities in San Jose, insurance premiums, and travel and entertainment costs. In addition, in January 2002 we acquired BeAtHome.com, Inc. of Fargo, North Dakota. Total general and administrative costs incurred in our Fargo, North Dakota facility, including payroll, administrative, and operational costs, contributed approximately $700,000 of the $2.8 million increase in general and administrative spending during 2002.

General and administrative expense for 2001 increased to $6.9 million from $5.8 million in 2000. These expenses represented 9.1% of total revenues in 2001 and 11.7% of total revenues in 2000. The increase in general and administrative expenses was primarily due to a $475,000 settlement charge related to the Calabrese patent infringement lawsuit, an increase in our allowance for bad debts, increased payroll and related expenses resulting from the addition of three employees during the year, increased legal fees, and increased insurance premiums.

Non-recurring benefit.    In the fourth quarter of 1999, our Board of Directors approved a relocation plan to exit our previous Palo Alto, California leased facilities and relocate to a new leased facility in San Jose, California. During the first two quarters of 2000, we temporarily moved our operations from Palo Alto to a facility in Sunnyvale, California. In October 2001, we relocated to our new corporate headquarters in San Jose. As a result of vacating the Palo Alto facilities, we recorded a charge of $549,000, which was charged as an expense in 1999 and was paid over the remaining lease term through June 30, 2000. In the second quarter of 2000, we recorded a reversal of the excess of the estimate over the actual expenditures for the non-recurring charge of $48,000.

Interest and other income, net (in thousands)

	Years Ended December 31,			2002 over 2001	2001 over 2000
	2002	2001	2000	% Change	% Change
Interest and other income, net	$3,777	$6,655	$4,019	(43.2%)	65.6%

	Years Ended December 31			2002 over 2001	2001 over 2000
As a % of Net Revenue	2002	2001	2000	% Change	% Change
Interest and other income, net	3.1%	8.7%	8.2%	(5.6%)	0.5%

Interest and other income, net, primarily reflects interest earned on our cash and short-term investment balances. Interest and other income, net for 2002 decreased to $3.8 million from $6.7 million in 2001. Although the average amount of our invested cash increased during 2002, the impact of the Federal Reserve Board’s short-term interest rate reductions during 2001, and then again in late 2002, negatively impacted our interest income during 2002. As short-term investments purchased in 2000 and 2001 matured during 2002, we were forced to re-invest those funds in instruments with lower effective yields, thus reducing interest income.

During 2001, interest and other income, net increased to $6.7 million from $4.0 million in 2000. This increase was primarily due to the higher average balance of invested cash generated from normal operations during 2002 particularly offset by decreasing rates of return on these invested funds as short-term interest rates declined during 2001.

Provision for income taxes (in thousands)

	Years Ended December 31,			2002 over 2001	2001 over 2000
	2002	2001	2000	% Change	% Change
Provision for income taxes	$1,457	$252	$145	478.2%	73.8%

	Years Ended December 31,			2002 over 2001	2001 over 2000
As a % of Net Revenue	2002	2001	2000	% Change	% Change
Provision for income taxes	1.19%	0.3%	0.3%	0.9%	0.0%

The 2002 provision for income taxes relates to federal, state and foreign taxes. We did not provide any federal taxes in 2002 due to the utilization of net operating loss carry forwards and the relief provided by the 2002 Tax Act on alternative minimum taxes. The federal taxes provided were $34,000 in 2001. We did not provide any federal taxes in 2000 due to our net operating losses. State taxes have been provided for various state income and minimum taxes. The state taxes provided were $439,000 for 2002, $111,000 for 2001, and $28,000 for 2000. Foreign taxes have been provided for certain profitable foreign subsidiaries. The foreign taxes provided were $1,018,000 for 2002, $107,000 for 2001, and $117,000 for 2000.

Selected Quarterly Results of Operations

The following tables set forth certain consolidated statement of operations data for each of the quarters in 2002 and 2001, as well as the percentage of our net revenues represented by each item. This information has been derived from our quarterly unaudited consolidated financial statements. The quarterly unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes appearing elsewhere in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

	Quarter Ended
	Q402	Q302	Q202	Q102	Q401	Q301	Q201	Q101
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Net revenues:
Product	$30,295	$33,073	$30,860	$27,226	$31,763	$17,655	$13,247	$12,112
Service	286	277	458	359	338	328	670	476

Total net revenues	30,581	33,350	31,318	27,585	32,101	17,983	13,917	12,588

Cost of revenues:
Cost of product	14,483	15,630	14,111	12,835	16,292	8,697	5,600	4,253
Cost of service	730	699	780	671	606	518	686	537

Total cost of revenues	15,213	16,329	14,891	13,506	16,898	9,215	6,286	4,790

Gross profit	15,368	17,021	16,427	14,079	15,203	8,768	7,631	7,798

Operating expenses:
Product development	5,055	5,405	5,376	5,620	4,820	4,320	4,064	3,824
Sales and marketing	4,358	4,354	4,293	4,286	4,316	3,732	3,848	3,891
General and administrative	2,839	2,394	2,226	2,252	1,703	1,438	1,487	2,314

Total operating expenses	12,252	12,153	11,895	12,158	10,839	9,490	9,399	10,029

Income/(loss) from operations	3,116	4,868	4,532	1,921	4,364	(722)	(1,768)	(2,231)
Interest and other income, net	844	922	1,011	1,000	1,083	1,511	1,807	2,254

Income before provision for income taxes	3,960	5,790	5,543	2,921	5,447	789	39	23
Provision for income taxes	317	463	443	234	218	32	1	1

Net income	$3,643	$5,327	$5,100	$2,687	$5,229	$757	$38	$22

Income per share:
Basic	$0.09	$0.13	$0.13	$0.07	$0.14	$0.02	$0.00	$0.00

Diluted	$0.09	$0.13	$0.12	$0.07	$0.13	$0.02	$0.00	$0.00

Shares used in per share calculation:
Basic	39,685	39,658	39,443	39,029	38,502	38,648	38,482	38,053

Diluted	40,557	40,619	40,818	41,085	40,612	41,526	41,458	40,916

	Q402	Q302	Q202	Q102	Q401	Q301	Q201	Q101
Net revenues:
Product	99.1%	99.2%	98.5%	98.7%	98.9%	98.2%	95.2%	96.2%
Service	0.9	0.8	1.5	1.3	1.1	1.8	4.8	3.8

Total net revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	47.4	46.9	45.1	46.5	50.8	48.4	40.2	33.8
Cost of service	2.4	2.1	2.5	2.4	1.9	2.9	4.9	4.3

Total cost of revenues	49.8	49.0	47.6	48.9	52.6	51.2	45.2	38.1

Gross profit	50.2	51.0	52.4	51.1	47.4	48.8	54.8	61.9

Operating expenses:
Product development	16.5	16.2	17.2	20.4	15.0	24.0	29.2	30.4
Sales and marketing	14.3	13.1	13.7	15.5	13.4	20.8	27.6	30.9
General and administrative	9.3	7.2	7.1	8.2	5.3	8.0	10.7	18.4

Total operating expenses	40.1	36.5	38.0	44.1	33.8	52.8	67.5	79.7

Income/(loss) from operations	10.1	14.5	14.4	7.0	13.6	(4.0)	(12.7)	(17.7)
Interest and other income, net	2.8	2.8	3.2	3.6	3.4	8.4	13.0	17.9

Income before provision for income taxes	12.9	17.3	17.6	10.6	17.0	4.4	0.3	0.2
Provision for income taxes	1.0	1.4	1.4	0.8	0.7	0.2	0.0	0.0

Net income	11.9%	15.9%	16.2%	9.8%	16.3%	4.2%	0.3%	0.2%

Net revenues.    During 2002, quarterly net revenues ranged from a low of $27.6 million in the first quarter to a high of $33.4 million in the third quarter. The fluctuations from quarter to quarter were due primarily to the level of sales activity under the Enel program. Quarterly net revenues under the Enel program ranged from a low of $17.6 million in the first quarter to a high of $23.2 million in the third quarter. The quarterly fluctuations in Enel program revenues are due to the quantity of products we sell to Enel and its contract manufacturers during the course of any given quarter. These increases and decreases from quarter to quarter are the result of several factors, including Enel’s installation rates, inventory levels at Enel’s contract manufacturers, and the impact of Enel’s transitioning of meter manufacturing from one contract manufacturer to another. We expect similar quarterly fluctuations will continue for the duration of the program. We expect the program to conclude in late 2004 or early 2005.

Without the inclusion of Enel program revenues, 2002 quarterly net revenues ranged from a low of $10.0 million in the first quarter to a high of $10.8 million in the second quarter. While we observed no specific quarterly trends in our non-Enel revenues during the year, this business continued to be impacted by poor economic conditions around the world. In addition, we generally find that, in any given year, revenues for non-Enel related products and services tend to be flat or lower in the third quarter than the preceding quarter due to the seasonal nature of some of our international markets.

During 2001, quarterly net revenues increased sequentially primarily due to increasing shipment of product under the Enel program. Without the inclusion of the Enel program revenues, net revenues decreased sequentially in each quarter of 2001. These decreases were primarily due to worsening economic conditions around the world, and to a lesser extent, the impact of exchange rates, principally the Japanese Yen, on sales made in foreign currencies.

Gross profit.    During 2002, quarterly gross profit as a percentage of net revenue ranged from a low of 50.2% in the fourth quarter to a high of 52.4% in the second quarter. These fluctuations from quarter to quarter are the result of several factors, including the mix of products shipped during the quarter, overhead spending related to manufacturing and procurement, and inventory levels. The increase in gross profit as a percentage of net revenues in the first quarter of 2002 as compared to the fourth quarter of 2001 was primarily attributable to a reduction in the amount of products shipped under the Enel program. On average, these products generate a lower gross profit percentage than do our other products.

During 2001, gross profit as a percentage of net revenues decreased sequentially in each quarter. These decreases were primarily attributable to corresponding increases in the quantity of products shipped under the Enel program during each quarter.

Product development.    Product development expenses tend to fluctuate from quarter to quarter for a variety of reasons, including the hiring of new personnel and the use of consultants who support our development efforts. The primary reason for the increase in product development expenses in the first quarter of 2002 as compared to the fourth quarter of 2001 was the inclusion of product development related expenses in our Fargo, North Dakota location (formerly BeAtHome.com, Inc.), which we acquired in January 2002. Included in these first quarter product development expenses was a $400,000 charge associated with in-process research and development. The decrease in product development expenses in the fourth quarter of 2002 as compared to the third quarter of 2002 was primarily related to decreased personnel expenses, decreased use of consultants, and decreased travel expenses.

During 2001, product development expenses increased in each quarter due primarily to the hiring of additional development personnel and the use of external consultants. Additionally, in mid-February 2001, we acquired ARIGO Software GmbH, a Germany based developer of LONWORKS hardware and software products. The product development expenses incurred in our Germany location increased during the second quarter of 2001 compared to the first quarter as a result of a full quarter’s activity following the acquisition of ARIGO.

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

General and administrative.    General and administrative expenses can vary between quarters primarily due to the timing of certain legal and travel expenses. General and administrative expenses increased in the first quarter of 2002 as compared to the fourth quarter of 2001 primarily due to increased compensation related expenses and increased legal fees. Also contributing to the increase in the first quarter of 2001 were general and administrative costs incurred in our Fargo, North Dakota location following the acquisition of BeAtHome. The increase in general and administrative expenses in the fourth quarter of 2002 as compared to the third quarter was primarily attributable to legal and other third party expenses incurred in conjunction with a contemplated business transaction that we decided not to pursue further during the fourth quarter.

The increase in general and administrative expenses in the fourth quarter of 2001 as compared to the third quarter was primarily the result of additional payroll expenses associated with modifications made to our management structure. In addition, costs associated with our new corporate headquarters facility in San Jose, including costs to relocate from our previous facility in Sunnyvale, also contributed to increased fourth quarter spending. During the first quarter of 2001, general and administrative costs increased primarily due to the payment of a $475,000 settlement charge related to a patent infringement lawsuit brought against us and related legal fees.

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

During 2002, interest and other income, net ranged from a low of $844,000 in the fourth quarter to a high of $1.0 million in the second quarter. Although the average amount of our invested cash increased sequentially during each quarter of 2002, the impact of the Federal Reserve Board’s short-term interest rate reductions during 2001, and then again in late 2002, negatively impacted our interest income during 2002. As short-term investments purchased in 2000 and 2001 matured during 2002, we were forced to re-invest those funds in instruments with lower effective yields, thus reducing interest income.

During 2001, as the Federal Reserve Board reduced short-term interest rates, the rates of return on our invested cash balances reflected corresponding decreases. In addition, throughout 2001, as our accounts receivable and inventory balances grew, and as capital expenditures related to our new corporate headquarters facility in San Jose increased, our average balance of invested cash decreased. Lastly, late in the third quarter of 2001, our Board of Directors approved a stock repurchase program, under which we bought 265,000 shares of our common stock for a total price of $3.2 million. This repurchase further reduced our average invested cash balance later in the year and resulted in decreased interest income in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From our inception through December 31, 2002, we raised $269.3 million from the sale of preferred stock and common stock.

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

In September 2001, our Board of Directors approved a stock repurchase program which authorizes us to repurchase up to 2.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. Unless otherwise terminated by the Board, the program will be in effect for a period of two years from the date of the first purchase under the program. In September 2001, we repurchased 265,000 shares under the program at a cost of $3.2 million. As of December 31, 2002, approximately 1.7 million shares remained available for repurchase under the program.

As of December 31, 2002, our principal sources of liquidity included cash and cash equivalents and short-term investments of $134.5 million ($111.7 million as of December 31, 2001) and trade accounts receivable of $22.9 million ($29.1 million as of December 31, 2001). As of December 31, 2002, we had working capital, defined as current assets less current liabilities, of $156.3 million ($151.7 million as of December 31, 2001).

During 2002, net cash provided by operating activities was $38.7 million. Net cash used by operating activities was $17.8 million for 2001, and $6.0 million for 2000. Cash provided by operating activities in 2002 was primarily due to net income for the year, decreases in other current assets, accounts receivable, and inventories, partially offset by a decrease in accounts payable. Cash used in operating activities in 2001 was primarily due to increases in accounts receivable, other current assets, and inventories, partially offset by net income for the year and an increase in accounts payable. Cash used in operating activities in 2000 was primarily due to increases in inventories, accounts receivable, and other current assets, partially offset by an increase in accounts payable.

Net cash used in investing activities in 2002 of $30.7 million was principally due to the purchase of available-for-sale investments, the purchase of restricted investments, the purchase of BeAtHome.com, Inc., and capital expenditures, offset by the proceeds from sales and maturities of available-for-sale investments. Net cash used in investing activities in 2001 of $75.6 million was principally due to the purchase of available-for-sale investments, capital expenditures related to our new corporate headquarters facility in San Jose, and an increase in other long-term assets, partially offset by the proceeds from sales and maturities of available-for-sale investments. Net cash used in investing activities in 2000 of $21.1 million was principally due to the purchase of available-for-sale investments, capital expenditures, and changes in other long-term assets, offset by the proceeds from sales and maturities of available-for-sale investments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, or SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and amending SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS 4 encouraged. We do not expect the adoption of SFAS 145 to have a material impact on our financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS 146 on January 1, 2003. The adoption did not have a material impact on our financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted FIN 45 on January 1, 2003. The adoption did not have a material impact on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, or SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in our annual financial statements for the year ending December 31, 2002 and must also provide the disclosures in our quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending March 31, 2003. The adoption of SFAS No. 148 will not have an effect on our financial position or results of operations as we do not intend to adopt the fair value method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We believe that the adoption of FIN 46 will not have a material impact on our financial position, results of operations, or cash flows.

In January 2003, the Emerging Issues Task Force, or EITF, published EITF Issue 00-21, or EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact the adoption of EITF 00-21 will have on our financial position, results of operations, and cash flows.

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

In June 2000, we entered into a research and development agreement with an affiliate of Enel S.p.A., an Italian utility company. Under the terms of the agreement, we agreed to work with Enel to integrate our LONWORKS technology into Enel’s Contatore Elettronico remote metering management project in Italy. For the year ending December 31, 2002, revenue attributable to the Contatore Elettronico project was approximately $81.6 million, or 66.4% of our total revenue. We expect the Contatore Elettronico project to account for the majority of our targeted revenue for 2003.

We face a number of risks as we continue this project, including:

•	a dispute could develop between Enel and our company regarding product suitability, quality, price, quantities or other issues. If any dispute is not resolved in a timely manner, the project could be delayed, could become less profitable to us, could result in damages or losses, or either we or Enel could seek to terminate the research and development agreement;

•	Enel could decide to no longer pursue the Contatore Elettronico project to the extent we currently contemplate, or at all, and Enel could then seek to curtail or terminate the project;

•	under the Contatore Elettronico project, each order for electricity meters must be made by public tender. The next public tender for electricity meters may not be completed in a timely fashion, and this may delay production of electricity meters with an associated delay in shipments of products by us to Enel’s contract equipment manufacturers;

•

once they have been manufactured, electricity meters or other products used in the Contatore Elettronico project may not be installed by Enel in accordance with Enel’s scheduled roll-out plan. Also, Enel could also decide to reduce its inventories of electricity meters. As a result, excess inventories could develop for periods of time, which could result in the delay or cancellation of additional product shipments to Enel and the contract equipment manufacturers that Enel has selected to manufacture electricity meters for the project;

•	Enel may not successfully develop or maintain the management center software to monitor and control the electricity meters and other products used in the Contatore Elettronico project, or the management center software that Enel develops may not be scalable enough to support the estimated 27 million meters that Enel intends to install as part of the project. As a result, Enel might reduce purchases of electricity meters or other products, thereby reducing future shipments of our products;

•	the research and development agreement between Enel and our company might be terminated if, among other things, either party materially breaches its obligations under the agreement;

•	third parties may contest part or all of our agreement with Enel, or the Contatore Elettronico project in general. For example, the European Union and/or the Italian government could require a change in the system architecture or the sources of supply in order to satisfy rules regarding competition, thereby delaying or changing the scope of the project; or

•	our research and development activities under the Contatore Elettronico project might be unsuccessful, or the products we develop might not be commercially exploitable or yield economic returns.

Any of these factors would cause our revenues and income to suffer, which would significantly and adversely affect our financial condition and operating results.

The performance of the contract equipment manufacturers that Enel has selected to manufacture electricity meters could affect our project with Enel.

Enel has selected several contract equipment manufacturers, or meter manufacturers, to manufacture electricity meters for the Contatore Elettronico project. We sell a product called a metering kit to these meter manufacturers as part of this project. Our shipments of metering kits depend to a large extent on the production of electricity meters. In addition, the sales of our concentrator products to Enel depend, in part, on the production of electricity meters. Our success under the Contatore Elettronico project could be affected by the meter manufacturers for many reasons, including:

•	the meter manufacturers may experience a loss of production in 2003 as they transition from manufacturing electricity meters using our current form of metering kit to a newer form of metering kit based upon our PL 3120 Smart Transceiver, or during the transition from the then current design of electricity meter to a newer design of electricity meter;

•	the meter manufacturers may not achieve their intended production levels;

•	we may be prohibited by government trade sanctions from selling metering kits to one or more meter manufacturers;

•	the meter manufacturers may not be able to maintain product quality at the levels required to successfully install electricity meters;

•	the meter manufacturers may not maintain sufficient net working capital to fund production of electricity meters or may fail to provide letters of credit that we mandate;

•	the meter manufacturers may experience excess raw material and finished goods inventories if they fail to achieve intended production and/or quality levels and may therefore reduce future purchases of our products until their inventories return to acceptable levels; and

•	if the meter manufacturers fail to meet their intended production or quality levels, fail to pay us in accordance with agreed-upon payment terms for products we ship to them, or breach any of their agreements with us, we could elect to cancel orders for products from meter manufacturers, delay shipment of products to meter manufacturers, or otherwise fail to achieve our revenue targets for the Contatore Elettronico project.

Additionally, if any of Enel’s meter manufacturers were to experience cash flow problems resulting from one or more of the above listed failures, or any other factor, we could be forced to provide a bad debt reserve for some or all of the unpaid balances that meter manufacturer owed us for products we previously shipped to them. Given the volume of products that Enel’s meter manufacturers purchase from us, any bad debt provision we would be required to make would most likely be in a material amount, and therefore, would have an adverse affect on our financial condition and operating results.

Once the Enel project is completed or terminated, our overall revenue will decline significantly if we do not expand our customer base.

If Enel continues to deploy its Contatore Elettronico project in accordance with its scheduled roll-out plan, we expect that revenues from the Enel project will continue to account for a significant portion of our overall revenues through 2004. Once the project is completed, or otherwise terminated, our revenues from Enel and its meter manufacturers will become negligible. Accordingly, we continue to seek new revenue opportunities with other utility companies around the world.

We believe that utility companies generally require a lengthier sales cycle than do most of our other customers. In most instances, one or more field trials of our products may be required before a final decision is made by the utility. Even if field trials are successful, we may not be able to negotiate mutually agreeable pricing terms with the utility. If the utility decides to move forward with a mass deployment, there is generally an extended development and integration effort required in order to incorporate the new technology into the utility’s existing infrastructure. Due to the extended sales cycle and the additional development and integration time required, we cannot assure you that we will be able to find a replacement for the Enel project before the Enel project is terminated or completed. If we are not able to replace the revenues generated by the Enel project, our revenues and results of operations will be harmed.

Our future utility market product offerings may not be accepted by our targeted customers, or may fail to meet our financial targets.

In May 2002, we formed a Service Provider Group tasked with selling our networked energy services, or NES, system to utility companies around the world. To be successful in this effort, we intend to continue investing significant resources in the development of the NES system. We cannot assure you that our NES system will be accepted in the utility market place. For example, in order to realize all of the benefits of the NES system, a utility must replace their metering infrastructure with a homogenous population of intelligent, networked meters. To date, Enel is the only utility we know of that has committed to such an endeavor. We also cannot assure you that, if accepted by the utilities, our NES system will generate economic returns that meet our financial targets. For example, revenues from our NES system offering may be lower than we anticipate. Additionally, the gross margins we receive from our NES system offering may not be as high as our other products. If we are unsuccessful in deploying this product, or otherwise fail to meet our financial targets for this product, our revenues and results of operations will be harmed.

We have a history of losses, and we may incur losses in the future.

We generated a profit of $16.8 million for the year ending December 31, 2002. As of December 31, 2002, we had an accumulated deficit of $71.5 million. We have invested and continue to invest significant financial resources in product development, marketing and sales. Additionally, during 2003, we will begin paying rent for additional facilities and amortizing certain leasehold improvements pursuant to a lease agreement we signed in 2000. If our revenues do not increase significantly, increases in our product development, marketing and sales, and facilities expenses may result in decreased profitability, or a loss of profitability altogether. We cannot be certain that our profitability will continue or increase on a quarterly or annual basis.

Our future operating results will depend on many factors, including:

•	the timely installation of Enel’s Contatore Elettronico project;

•	the adoption of our products by service providers for use in utility and/or other home automation projects similar to Enel’s Contatore Elettronico project;

•	the return of worldwide economic growth, particularly in certain industries such as semiconductor manufacturing equipment;

•	the growth in acceptance of our products by OEMs, systems integrators, service providers and end-users;

•	the level of competition that we face;

•	our ability to attract new customers in light of increased competition;

•	our ability to develop and market new products in a timely and cost-effective basis, or at all;

•	costs associated with future business acquisitions, including up-front in-process research and development charges and ongoing amortization expenses related to other identified intangible assets;

•	ongoing operational expenses associated with our acquisition of BeAtHome and any future business acquisitions;

•	the results of impairment tests that we will perform from time to time in the future, in accordance with SFAS 142, with respect to goodwill and other identified intangible assets that we acquired in the past or that we may acquire in the future. If the results of these impairment tests indicate that an impairment event has taken place, we will be required to take an asset impairment charge that could have a material adverse effect on our operating results; and

•	general economic conditions.

As of December 31, 2002, we had net operating loss carry forwards for Federal income tax reporting purposes of about $92.8 million and for state income tax reporting purposes of about $8.7 million, which expire at various dates through 2021. In addition, as of December 31, 2002, we had tax credit carry forwards of about $9.7 million, $6.0 million of which expire at various dates through 2021. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in future periods of net operating loss and credit carry forwards upon the occurrence of certain events, including significant changes in ownership interests. We have performed an analysis of our ownership changes and have reported the net operating loss and credit carry forwards considering such limitations. We had deferred tax assets, including our net operating loss carry forwards and tax credits, totaling about $48.0 million as of December 31, 2001. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance, our history of losses and the variability of our operating results.

Fluctuations in our operating results may cause our stock price to decline.

Our quarterly and annual results have varied significantly, and we have, on occasion, failed to meet securities analysts’ expectations. Our future results may fluctuate and may not meet analysts’ expectations in some future period. As a result, the price of our common stock could fluctuate or decline. The factors that could cause this variability, many of which are outside of our control, include the following:

•	the Enel project may fail to meet analysts’ expectations or our revenue and earnings guidance;

•	we may fail to meet stockholder expectations relating to additional utility customers and applications;

•	the rates at which OEMs purchase our products and services may fluctuate;

•	we may fail to introduce new products on a timely basis or before the end of an existing product’s life cycle;

•	downturns in any customer’s or potential customer’s business, or declines in general economic conditions, could cause significant reductions in capital spending, thereby reducing the levels of orders from our customers;

•	we may face increased competition;

•	market acceptance of our products may decrease;

•	our customers may delay or cancel their orders;

•	the mix of products and services that we sell may change to a less profitable mix;

•	shipment and payment schedules may be delayed;

•	our pricing policies or those of our competitors may change;

•	our product distribution may change; and

•	product ratings by industry analysts and endorsements of competing products by industry groups could hurt the market acceptance of our products.

In addition, our expense levels are based, in significant part, on the future revenues that we expect. Consequently, if our revenues are less than we expect, our expense levels could be disproportionately high as a percentage of total revenues, which would negatively affect our profitability.

We depend on a limited number of key manufacturers and use contract electronic manufacturers for most of our products requiring assembly. If any of these manufacturers terminates or decreases its relationships with us, we may not be able to supply our products and our revenues would suffer.

The Neuron Chip is an important component that our customers use in control network devices. In addition, the Neuron Chip is an important device that we use in many of our products. Neuron Chips are currently manufactured and distributed by Toshiba and Cypress Semiconductor under license agreements we maintain with them. The agreements, among other things, grant Toshiba and Cypress the worldwide right to manufacture and distribute Neuron Chips using technology licensed from us, and require us to provide support and unspecified updates to the licensed technology over the terms of the agreements. The Cypress agreement expires in April 2009, and the Toshiba agreement expires in January 2010. We currently have no other source of supply for Neuron Chips other than Toshiba and Cypress. Both Toshiba and Cypress are expected to play a key role in the development and marketing of LONWORKS technology. If we lose Toshiba or Cypress as a supplier, we may not be able to locate an alternate source for the design, manufacture or distribution of Neuron Chips.

We also maintain manufacturing agreements with other semiconductor manufacturers for the production of key products, including those used in the Enel program. For example, we recently announced a new product family that we refer to as Power Line Smart Transceivers. A sole source supplier, STMicroelectronics, manufactures these products. Additionally, On Semiconductor and AMI Semiconductor are sole source suppliers of components we sell to Enel’s meter manufacturers. We currently have no other source of supply for Power Line Smart Transceivers or the components manufactured by On Semiconductor and AMI Semiconductor.

Our future success will also depend significantly on our ability to manufacture our products cost-effectively and in sufficient volumes. For most of our products requiring assembly, we use contract electronic manufacturers, including WKK Technology, Able Electronics, and TYCO TEPC/Transpower. These contract electronic manufacturers procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks. By using third parties to manufacture our products, we have reduced control over delivery schedules, product availability, manufacturing yields, quality and costs. In addition, contract electronic manufacturers can themselves experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers. We will also face risks if and when we transition between contract electronic manufacturers. For example, we may have to move raw material and in process inventory between locations in different parts of the world. Also, we would be required to re-establish acceptable manufacturing processes with a new work force. We could also be liable for excess or unused inventory held by contract manufacturers for use in our products. This inventory may become obsolete as a result of engineering changes that we make. In addition, we may no longer need this inventory because of factors such as changes in our production build plans, miscommunication between us and a contract manufacturer or errors made by a contract manufacturer in ordering material for use in our products. Under our contracts with these contract electronic manufacturers, we would become liable for all or some of these excess or obsolete inventories in the event our manufacturing agreement with them is cancelled and they are unable to return the material to their suppliers.

The failure of any key manufacturer to produce products on time, at agreed quality levels, and fully compliant to our product, assembly and test specifications could adversely affect our revenues and gross profit, and could result in claims against us by our customers.

Since we depend on sole or a limited number of suppliers, any shortage or interruptions of supply would adversely affect our revenues and/or gross profits.

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

Our business may suffer if it is alleged or found that we have infringed the intellectual property rights of others.

Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, from time to time we may receive notice that a third party believes that we may be infringing certain patents or other intellectual property rights of that third party. Responding to those claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. In that case, we may elect or be required to redesign our products so that they do not incorporate any intellectual property to which the third party has or claims rights. As a result, some of our product offerings could be delayed, or we could be required to cease distributing some of our products. In the alternative, we could seek a license for the third party’s intellectual property, but it is possible that we would not be able to obtain such a license on reasonable terms, or at all. Any delays that we might then suffer or additional expenses that we might then incur could adversely affect our revenues, operating results and financial condition.

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

In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. Our competitors include some of the largest companies in the electronics industry, such as Siemens in the building and industrial automation industries, and Allen-Bradley (a subsidiary of Rockwell) and Group Schneider in the industrial automation industry. Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition and broader product offerings. As a result, these competitors may be able to devote greater resources to the development, marketing and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufacture and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Microsoft has announced a specification that it refers to as SCP (Simple Control Protocol) that is targeted at the networking of everyday devices. Microsoft has announced its intent to focus this capability on home networking applications. Products from other companies such as Digi International, emWare, Ipsil, JumpTec, Lantronix, and Wind River Systems, as well as certain micro-controller manufacturers including Motorola, Micro Chip, and Phillips, all of which promote directly connecting devices to the Internet, could also compete with our products. Products from companies such as DCSI, Hexagram, Hunt Technologies, Itron, Nexus, Ramar, and Schlumberger Sema, each of which offer automatic meter reading (AMR) products for the utility industry, could compete with our broader networked energy services offerings to the utility marketplace.

Many of our competitors develop, support, and promote alternative control systems. If we are unable to promote and expand acceptance of our open, interoperable control system, our revenues and operating results may be harmed.

Many of our current and prospective competitors are dedicated to promoting closed or proprietary systems, technologies, software and network protocols or product standards that differ from or are incompatible with ours. In some cases, companies have established associations or cooperative relationships to enhance the competitiveness and popularity of their products, or to promote these different or incompatible technologies, protocols and standards. For example, in the building automation market, we face widespread reluctance by vendors of traditional closed or proprietary control systems, who enjoy a captive market for servicing and replacing equipment, to use our interoperable technologies. We also face strong competition by large trade associations that promote alternative technologies and standards in their native countries, such as the Konnex Association in Belgium, and the European Installation Bus Association in Germany, each of which has over 100 members and licensees. Other examples include various industry groups who promote alternative open standards such as BACnet in the building market, DALI in the lighting controls market, and a group comprised of Asea Brown Boveri, ADtranz AB, Siemens, GEC Alstrom and other manufacturers that support an alternative rail transportation protocol to our LONWORKS protocol. Our technologies, protocols, or standards may not be successful in any of our markets, and we may not be able to compete with new or enhanced products or standards introduced by existing or future competitors.

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

The market for our products depends on economic conditions affecting the broader control network technology and related markets. Downturns in these markets may cause our OEMs and system integrators to delay or cancel projects, reduce their production or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, capital spending in the technology sector has decreased over the past two years, and many of our customers and potential customers have experienced declines in their revenues and operations. In addition, concerns with respect to terrorism and geopolitical issues in the Middle East and Asia have added more uncertainty to the current economic environment. We cannot predict the impact of these events, or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may further curtail or may eliminate capital spending on control network technology. If capital spending in our markets declines, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and maintain profitability.

The undetermined market acceptance of our products makes it difficult to evaluate our future prospects.

We face a number of risks as an emerging company in a rapidly changing and developing new market, and you must consider our prospects in light of the associated risks. Our future operating results are difficult to predict due to many factors, including the following:

•	our targeted markets have not yet accepted many of our products and technologies;

•	many of our customers do not fully support open, interoperable networks, and this reduces the market for our products;

•	we may not anticipate changes in customer requirements and, even if we do so, we may not be able to develop new or improved products that meet these requirements in a timely manner, or at all;

•	the markets in which we operate require rapid and continuous development of new products, and we have failed to meet some of our product development schedules in the past;

•	potential changes in voluntary product standards around the world can significantly influence the markets in which we operate; and

•	our industry is very competitive and many of our competitors have far greater resources and may be prepared to provide financial support from their other businesses in order to compete with us.

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

If we do not maintain adequate distribution channels our revenues could decrease significantly.

Currently, significant portions of our revenues are derived from sales to distributors, including EBV, the sole independent distributor of our products to OEMs in Europe. Sales to EBV, our largest distributor, accounted for 9.2% of our total net revenues in 2002, 16.9% of our total net revenues in 2001, and 26.5% of our total net revenues in 2000. Worldwide sales to distributors, including those to EBV, accounted for approximately 14.2% of our total net revenues in 2002, 26.9% of our total net revenues in 2001, and 41.1% of our total net revenues in 2000.

Our current agreement with EBV expires in December 2003. If EBV, or any other existing or future distributor, fails to dedicate sufficient resources and efforts to marketing and selling our products, our revenues could decrease. If EBV significantly reduces its inventory levels for our products, both our revenues and customer service levels would decrease. If we do not maintain our agreement with EBV, we would be required to locate another distributor or add our own pan-European distribution capability to meet the needs of our customers. In that event, our business could be harmed during the transition period as EBV’s inventory of our products was sold but not replaced.

If OEMs fail to develop interoperable products or if our targeted markets do not accept our interoperable products, we may be unable to generate sales of our products.

Our future operating success will depend, in significant part, on the successful development of interoperable products by OEMs and us, and the acceptance of interoperable products by systems integrators and end-users. We have expended considerable resources to develop, market and sell interoperable products, and have made these products a cornerstone of our sales and marketing strategy. We have widely promoted interoperable products as offering benefits such as lower life-cycle costs and improved flexibility to owners and users of control networks. However, OEMs that manufacture and market closed systems may not accept, promote or employ interoperable products, since doing so may expose their businesses to increased competition. In addition, OEMs might not, in fact, successfully develop interoperable products, or their customers might not accept their interoperable products. If OEMs fail to develop interoperable products, or our markets do not accept interoperable products, our revenues and operating results will suffer.

Our executive officers and technical personnel are critical to our business, and if we lose or fail to attract key personnel, we may not be able to successfully operate our business.

Our performance depends substantially on the performance of our executive officers and key employees. Due to the specialized technical nature of our business, we are particularly dependent on our Chief Executive Officer, our Chief Operating Officer, and our technical personnel. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations and managerial personnel. Competition for qualified personnel in our business areas is intense, and we may not be able to continue to attract and retain qualified executive officers and key personnel necessary to enable our business to succeed. Our product development and marketing functions are largely based in Silicon Valley, which is typically a highly competitive marketplace. It may be particularly difficult to recruit, relocate and retain qualified personnel in this geographic area. Moreover, the cost of living, including the cost of housing, in the Silicon Valley is known to be high. Since we are prohibited from making loans to executive officers under recent legislation, we will not be able to assist potential key personnel to acquire housing or to alleviate other costs that might be associated with joining our company. In addition, if we lose the services of any of our key personnel and are not able to find replacements in a timely manner, our business could be disrupted, other key personnel may decide to leave, and we may incur increased operating expenses in finding and compensating their replacements.

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

In addition, due to the nature of development efforts in general, we often experience delays in the introduction of new or improved products beyond our original projected shipping date for such products. Historically, when these delays have occurred, we experienced an increase in our development costs and a delay in our ability to generate revenues from these new products. We believe that similar new product introduction delays in the future could also increase our costs and delay our revenues.

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

The trading price of our stock has been volatile, and may fluctuate due to factors beyond our control.

The trading price of our common stock is subject to significant fluctuations in response to numerous factors, including:

•	investors may be concerned about the success of our project with Enel, or our ability to develop new customers for utility applications;

•	competitors may announce new products or technologies;

•	our quarterly operating results may vary widely;

•	we or our customers may announce technological innovations or new products;

•	securities analysts may change their estimates of our financial results; and

•	significant stockholders may sell some or all of their holdings of our stock. For example, Enel presently owns approximately 7.5% of our outstanding common stock. Enel will generally be free to sell our common stock upon the earlier of September 11, 2003 or 30 days following the termination of our R&D agreement with Enel.

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

Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. We have 87 issued U.S. patents, 9 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. If any of our patents fail to protect our technology, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

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

Many of our products and the industries in which they are used are subject to U.S. and foreign regulation. Government regulatory action could greatly reduce the market for our products. For example, the power line medium, which is the communications medium used by some of our products, is subject to special regulations in North America, Europe and Japan. These regulations limit the ability of companies in general to use power lines as a communication medium. In addition, some of our competitors have attempted to use regulatory actions to reduce the market opportunity for our products or to increase the market opportunity for their own products. For example, in the late 1990’s, CEMA, a trade association that developed a competing home automation protocol, was successful in persuading the FCC to mandate use of CEMA’s protocol in analog television and set-top box applications. We were a petitioner in litigation arising from a related FCC proceeding concerning commercial availability of these “navigation devices.” Although these specific FCC and judicial proceedings are not a significant threat to our digital and Internet-based products, changes in existing regulations or the issuance of new regulations in the future could adversely affect the market for our products or require us to expend significant management, technical and financial resources to make our products compliant with the new rules.

We face operational and financial risks associated with international operations.

Our international sales and marketing operations are located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 88.2% of our total net revenues in 2002, 78.1% of our total net revenues in 2001, and 66.4% of our total net revenues in 2000. We expect that international sales will continue to constitute a significant portion of total revenues.

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

Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The portion of our revenues conducted in currencies other than the U.S. dollar, principally the Japanese yen, was about 4.8% in 2002, 5.9% in 2001, and 12.1% in 2000.

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

As of February 28, 2003, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our Board of Directors), beneficially owned 35.6% of our outstanding stock.

Under the stock purchase agreement with Enel, which transaction was completed September 11, 2000, Enel purchased 3.0 million newly issued shares of our common stock and was granted the right to nominate a director to our Board of Directors. As a condition to the closing of the stock purchase agreement, our directors and our chief financial officer agreed to enter into a voting agreement with Enel in which each of them agreed to vote the shares of our company’s common stock that they beneficially owned or controlled in favor of Enel’s nominee to our Board of Directors. In addition, under the terms of the stock purchase agreement, Enel has agreed to (i) vote (and cause any of its affiliates that own shares of our common stock to vote) all of its shares in favor of the slate of director nominees recommended by the Board of Directors, and (ii) vote (and endeavor to cause any of its affiliates that own shares of our common stock to vote) a number of shares equal to at least that percentage of shares voted by all other stockholders for or against any specified matter, as recommended by the Board of Directors. The specified matters are the election of accountants, the approval of company option plans, and any proposal by any of our stockholders (unless the proposal could be prejudicial to Enel or the required voting would interfere with Enel’s fiduciary duties to its own shareholders).

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

For example, we have entered into the Contatore Elettronico project with an affiliate of Enel. Enel currently owns 3.0 million shares of our common stock, representing approximately 7.5% of our outstanding common stock. Enel also has the right to nominate a member of our board of directors as long as Enel owns at least 2.0 million shares of our common stock. As a consequence of the expiration of his mandate as Enel’s Chief Executive Officer, Mr. Francesco Tatò resigned as a board member in all of Enel’s subsidiaries and affiliates, including Echelon. Mr. Tatò served on our board of directors as a representative of Enel from September 2000 until June 2002. Enel has reserved its right to nominate a new member of our board of directors, who must be approved by us, to fill the vacancy created by the resignation of Enel’s former board representative to our board of directors. During the term of service of Enel’s former board representative from September 2000 to June 2002, Enel’s representative on our board abstained from resolutions on any matter relating to Enel. A member of our board of directors who is also an officer of or is otherwise affiliated with Enel may decline to take action in a manner that might be favorable to us but adverse to Enel. Conflicts that could arise might concern the Contatore Elettronico project with Enel and other matters where Enel’s interest may not always coincide with our interests or the interests of our other stockholders. Any of those conflicts could affect our ability to complete the Contatore Elettronico project on a timely basis, could increase our expenses or reduce our profits in connection with the project, could affect our ability to obtain approval for or complete other projects or plans that are in conflict with Enel’s goals, and could otherwise significantly and adversely affect our financial condition and results of operations.

Natural disasters or power outages could disrupt our business.

We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events, as well as from power outages. Many of our operations are subject to these risks, particularly our operations located in California. We have already experienced temporary power losses in our California facilities due to power shortages that have disrupted our operations, and we may in the future experience additional power losses that could disrupt our operations. While the impact to our business and operating results has not been material, we cannot assure you that power losses will not adversely affect our business in the future, or that the cost of acquiring sufficient power to run our business will not increase significantly. Similarly, a natural disaster or other unanticipated problem could also adversely affect our business by, among other things, harming our primary data center or other internal operations, limiting our ability to communicate with our customers, and limiting our ability to sell our products.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our short-term investments. Our corporate investment policy requires that we invest only in high-credit quality issuances, that we restrict the amount of credit exposure to any one issuer, that we require instruments to have maturities of two years or less, and that the instruments have an active secondary or resale market to ensure portfolio liquidity.

The table below presents principal amounts and related weighted average interest rates for our investment portfolio at December 31, 2002. The average maturity of our short-term investments is six months. (in thousands, except average interest rates)

	Carrying Amount	Average Interest Rate
Short-term Investments:
U.S. corporate securities	$65,125	2.84%
U.S. government securities	34,423	2.37%

Total short-term investments	$99,548	2.67%

Foreign Currency Exchange Risk.    We transact business in various foreign countries. Our primary foreign currency cash flows are in Japan and Western Europe. Currently, we do not employ a foreign currency hedge program using foreign currency exchange contracts as the foreign currency transactions and risks to date have not been significant. We have agreed with EBV, our European distributor, that upon notice from EBV, we will sell our products to EBV in Euros rather than in U.S. dollars. We do not know when, or if, EBV will give such notice.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item are set forth in Item 6 and at the pages indicated in Item 15(a).

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

                  DISCLOSURE

We refer you to our current report on Form 8-K dated as of March 20, 2002, which disclosed our dismissal of Arthur Andersen LLP as our independent accountants and the engagement of KPMG LLP to perform the annual audit of our financial statements for the fiscal year ending December 31, 2002. In connection with our change in accountants, there was no disagreement with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The text of our current report on Form 8-K that we filed on March 20, 2002 is as follows:

“Item 4.    Change in Registrant’s Certifying Accountant.

(a)	Previous independent accountants.

(i)	Arthur Andersen LLP is currently the principal accountants for Echelon Corporation (the “Registrant”). On March 20, 2002, we determined that Arthur Andersen LLP’s appointment as principal accountants would cease following the issuance of their report on their audit of the Registrant’s financial statements for the year ended December 31, 2001. On March 21, 2002, KPMG LLP was engaged, subject to the completion of their normal due diligence procedures, to serve as the Registrant’s principal accountants effective for the fiscal year commencing January 1, 2002. The audit committee of our board of directors participated in and approved the decision to change principal accountants.

(ii)	The reports of Arthur Andersen LLP on the Company’s financial statements for the fiscal years ended December 31, 2001 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

(iii)	In connection with its audits for the two most recent fiscal years and through March 20, 2002, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report on financial statements for such years.

(iv)	During the two most recent fiscal years and through March 20, 2002, there have been no reportable events as defined in Regulation S-K, Item 304(a)(1)(v).

(v)	Arthur Andersen LLP has furnished to the Company a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated March 26, 2002, is filed as exhibit 16.1 to this Form 8-K.

(b)	New independent accountants.

(i)	Effective March 21, 2002, we retained KPMG LLP, subject to the completion of their normal due diligence procedures, to perform the annual audit of our financial statements for the fiscal year ending December 31, 2002. During the two most recent fiscal years and through March 21, 2002, we have not consulted with KPMG LLP regarding (i) either: the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that KPMG LLP concluded was an important factor we considered in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or reportable event with Arthur Andersen LLP as described in Regulation S-K, item 304(a)(2).”

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We refer you to the information regarding Directors appearing under the caption “Election of Directors” and “Other Information — Compliance with Section 16 (a) Beneficial Ownership Reporting Compliance” in our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002, which information is incorporated herein by reference; and to the information under the heading “Executive Officers of the Registrant” in Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

We refer you to the information under the caption “Executive Compensation” in our proxy statement to be filed with the Securities Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002, which we incorporate herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We refer you to the information appearing under the caption “Share Ownership by Principal Stockholders and Management” in our proxy statement to be filed with the Securities Exchange Commission within 120 days after the end of the our fiscal year ended December 31, 2002, which we incorporate herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We refer you to the information appearing under the caption “Other Information — Certain Transactions” in our proxy statement to be filed with the Securities Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002, which we incorporate herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures pursuant to Rule 13a–14 of the Securities Exchange Act within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective to timely alert the public to material information relating to our company required to be disclosed in our filings with the Securities and Exchange Commission.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form:

1.	Financial Statements

2.	Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts	69

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits

Item 601 of Regulation S-K requires the following exhibits listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.		Description of Document

3.2	*	Amended and Restated Certificate of Incorporation of Registrant.

3.3		Amended and Restated Bylaws of Registrant.

4.1	*	Form of Registrant’s Common Stock Certificate.

4.2	*	Second Amended and Restated Modification Agreement dated May 15, 1997.

10.1	*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2	*+	1997 Stock Plan and forms of related agreements.

10.3	*+	1988 Stock Option Plan and forms of related agreements.

10.4	*	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).

10.5	*	Form of International Distributor Agreement.

10.6	*	Form of OEM License Agreement.

10.7	*	Form of Software License Agreement.

10.8	*	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.

10.9	*+	1998 Director Option Plan.

21.1	*	Subsidiaries of the Registrant.

23.1		Consent of KPMG LLP.

24.1		Power of Attorney (see signature page).

99.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Stockholders

Echelon Corporation:

We have audited the accompanying consolidated balance sheet of Echelon Corporation and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of Echelon Corporation and subsidiaries as of December 31, 2001 and for the two years then ended as listed in Item 15(A) were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revision described in Note 4 to the financial statements, in their report dated January 15, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Echelon Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the 2001 and 2000 financial statements of Echelon Corporation as listed in Item 15(a) were audited by other auditors who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Echelon Corporation other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/    KPMG LLP

Mountain View, California

January 17, 2003

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

ARTHUR ANDERSEN LLP

San Jose, California

January 15, 2002

The above report of Arthur Andersen LLP (“Andersen”) is a copy of the report previously issued by Andersen on January 15, 2002. The report of Andersen is included in this annual report on Form 10-K pursuant to rule 2-02(E) of Regulation S-X. After reasonable efforts the company has not been able to obtain a reissued report from Andersen. Andersen has not consented to the inclusion of its report in this annual report on Form 10-K. Because Andersen has not consented to the inclusion of its report in this annual report, it may be difficult to seek remedies against Andersen and the ability to seek relief against Andersen may be impaired.

ECHELON CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,941	$23,232
Short-term investments	99,548	88,421
Accounts receivable, net of allowances of $1,390 in 2002 and $1,491 in 2001	22,930	29,113
Inventories	7,991	10,316
Other current assets	3,217	11,556

Total current assets	168,627	162,638

PROPERTY AND EQUIPMENT:
Computer and other equipment	13,716	12,036
Furniture and fixtures	2,604	2,426
Leasehold improvements	12,669	10,840

	28,989	25,302
Less: Accumulated depreciation and amortization	(12,312)	(8,822)

Net property and equipment	16,677	16,480
Goodwill	7,758	1,637
Restricted investments	10,526	—
Other long-term assets	3,904	4,899

	$207,492	$185,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,993	$7,409
Accrued liabilities	3,773	2,426
Deferred revenues	2,541	1,055

Total current liabilities	12,307	10,890

LONG-TERM LIABILITIES:
Deferred rent, net of current portion	167	47

Total long-term liabilities	167	47

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.01 par value:
Authorized—5,000,000 shares; none outstanding
Common stock, $0.01 par value:
Authorized—100,000,000 shares
Outstanding—39,725,550 shares in 2002 and 38,753,360 shares in 2001	400	390
Additional paid-in capital	268,883	265,787
Treasury stock	(3,191)	(3,191)
Deferred compensation	—	(31)
Accumulated other comprehensive income	445	38
Accumulated deficit	(71,519)	(88,276)

Total stockholders’ equity	195,018	174,717

	$207,492	$185,654

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2002	2001	2000
REVENUES:
Product	$121,454	$74,777	$47,261
Service	1,380	1,812	2,038

Total revenues	122,834	76,589	49,299

COST OF REVENUES:
Cost of product	57,059	34,842	18,225
Cost of service	2,880	2,347	2,017

Total cost of revenues	59,939	37,189	20,242

Gross profit	62,895	39,400	29,057

OPERATING EXPENSES:
Product development	21,456	17,028	11,159
Sales and marketing	17,291	15,787	15,949
General and administrative	9,711	6,942	5,787
Non-recurring benefit	—	—	(48)

Total operating expenses	48,458	39,757	32,847

Income/(loss) from operations	14,437	(357)	(3,790)
Interest and other income, net	3,777	6,655	4,019

Income before provision for income taxes	18,214	6,298	229

PROVISION FOR INCOME TAXES	1,457	252	145

Net income	$16,757	$6,046	$84

Income per share:
Basic	$0.42	$0.16	$0.00

Diluted	$0.41	$0.15	$0.00

Shares used in per share calculation:
Basic	39,468	38,443	35,222

Diluted	40,726	41,141	39,734

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Compen- sation	Accumulated Other Comprehen- sive Income/ (Loss)	Accumu- lated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 1999	33,240	$332	—	—	$127,613	$(399)	$(202)	$(94,406)	$32,938
Exercise of stock options and warrants, net of repurchases	1,810	18	—	—	4,929	—	—	—	4,947
Issuance of common stock in connection with sale of shares to Enel, net issuance costs of $191	3,000	30	—	—	130,706	—	—	—	130,736
Amortization of deferred compensation	—	—	—	—	—	184	—	—	184
Foreign currency translation adjustment	—	—	—	—	—	—	(161)	—	(161)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	—	33	—	33
Net income	—	—	—	—	—	—	—	84	84

BALANCE AT DECEMBER 31, 2000	38,050	380	—	—	263,248	(215)	(330)	(94,322)	168,761
Exercise of stock options and warrants, net of repurchases	968	10	—	—	2,539	—	—	—	2,549
Repurchase of stock	—	—	(265)	$(3,191)	—	—	—	—	(3,191)
Amortization of deferred compensation	—	—	—	—	—	184	—	—	184
Foreign currency translation adjustment	—	—	—	—	—	—	(327)	—	(327)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	—	695	—	695
Net income	—	—	—	—	—	—	—	6,046	6,046

BALANCE AT DECEMBER 31, 2001	39,018	390	(265)	(3,191)	265,787	(31)	38	(88,276)	174,717
Exercise of stock options and warrants, net of repurchases	973	10	—	—	3,096	—	—	—	3,106
Amortization of deferred compensation	—	—	—	—	—	31	—	—	31
Foreign currency translation adjustment	—	—	—	—	—	—	584	—	584
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	—	(177)	—	(177)
Net income	—	—	—	—	—	—	—	16,757	16,757

BALANCE AT DECEMBER 31, 2002	39,991	$400	(265)	$(3,191)	$268,883	$—	$445	$(71,519)	$195,018

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

	For the Year Ended December 31,
	2002	2001	2000
Net income	$16,757	$6,046	$84
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment, net of tax	584	(327)	(161)
Unrealized holding gain/(loss) on available-for-sale securities, net of tax	(177)	695	33

Comprehensive income/(loss)	$17,164	$6,414	$(44)

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,757	$6,046	$84
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,062	2,322	1,239
In-process research and development	400	—	—
Provision for doubtful accounts	55	210	25
Deferred compensation expense	31	184	184
Loss on disposal of fixed assets	7	74	40
Change in operating assets and liabilities:
Accounts receivable	6,161	(19,775)	(2,270)
Inventories	2,325	(4,571)	(2,586)
Other current assets	8,354	(6,353)	(2,906)
Accounts payable	(2,183)	3,209	1,614
Accrued liabilities	1,194	820	(934)
Deferred revenues	1,445	(51)	(541)
Deferred rent	120	44	3

Net cash provided by (used in) operating activities	38,728	(17,841)	(6,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(86,647)	(79,454)	(32,348)
Proceeds from sales and maturities of available-for-sale short-term investments	75,519	24,162	14,188
Unrealized gains (losses) on securities	(177)	695	33
Purchase of BeAtHome.com, Inc.	(5,811)	—	—
Purchase of restricted investments.	(10,526)	—	—
Changes in other long-term assets	358	(5,769)	(1,302)
Capital expenditures	(3,425)	(15,256)	(1,716)

Net cash used in investing activities	(30,709)	(75,622)	(21,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	3,106	2,549	135,683
Repurchase of common stock	—	(3,191)	—

Net cash provided by (used in) financing activities	3,106	(642)	135,683

EFFECT OF EXCHANGE RATES ON CASH	584	(327)	(162)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,709	(94,432)	108,328

CASH AND CASH EQUIVALENTS:
Beginning of year	23,232	117,664	9,336

End of year	$34,941	$23,232	$117,664

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$304	$130	$145

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001, and 2000

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

The Company is subject to certain risks and challenges including, among others: reliance on significant customers; fluctuation in operating results; dependence on key manufacturers and suppliers; competition; undetermined market acceptance of its products and interoperability in general; dependence on OEMs and distribution channels; dependence on key personnel; new products and rapid technological change; changes in the markets in which it operates; infringement of intellectual property rights of others; risks of product defects or misuse; history of losses; volatility of stock price; voluntary standards; lengthy sales cycle; limited protection of intellectual property rights; regulatory actions; international operations and currency fluctuations; control by existing stockholders; conflicts of interest with significant stockholders; and susceptibility to power outages.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES:

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

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform with the fiscal year 2002 presentation.

Revenue Recognition and Product Warranty

The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for approximately 3.3% of total revenues in 2002, 6.6% of total revenues in 2001, and 9.8% of total revenues in 2000. Service revenues consist of product support (including software post-contract support services), training, and custom software development services.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations. For hardware sales, including sales to distributors and third party manufacturers, these criteria are generally met at the time of shipment to the customer. For software licenses, these criteria are generally met upon shipment to the final end-user. Service revenue is recognized as the training services are performed, or ratably over the term of the support period. In the case of custom software development services, revenue is recognized when the customer accepts the software.

In accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. In these instances, the amount of revenue deferred at the time of sale is based on vendor specific objective evidence (“VSOE”) of the fair value for each undelivered element. If VSOE of fair value does not exist for each undelivered element, all revenue attributable to the multi-element arrangement is deferred until sufficient VSOE of fair value exists for each undelivered element or all elements have been delivered.

The Company currently sells a limited number of products that are considered multiple element arrangements under SOP 97-2. Revenue for the software license element is recognized at the time of delivery of the application product to the end-user. The only undelivered element at the time of sale consists of post-contract customer support (“PCS”). The VSOE for this PCS is based on prices paid by the Company’s customers for stand-alone purchases of these PCS packages. Revenue for the PCS element is deferred and recognized ratably over the PCS service period. The costs of providing these PCS services are expensed when incurred.

The Company typically sells its products and services to customers with net 30 day payment terms. In certain instances, payment terms may extend to net 90 days. For a customer whose credit worthiness does not meet the Company’s minimum criteria, the Company may require partial or full payment prior to shipment. Alternatively, customers may be required to provide the Company with an irrevocable letter of credit prior to shipment. Customer payments for products delivered or services performed are not tied to milestones.

With the exception of sales to EBV, the Company’s sole distributor of products in Europe, the Company’s customers are not entitled to return products for a refund. In rare instances, the Company has entered into agreements that provide the customer with a right to evaluate a delivered product for a stated period of time prior to “acceptance.” In these cases, revenue is deferred until such time as the acceptance criteria, as defined in the agreement, have been met. Revenues generated from these types of arrangements have been immaterial to date. For all other transactions, the Company’s standard acceptance terms allow customers to inspect products when received. If, through an incoming inspection test, the customer determines the products do not meet stated design specifications, the Company permits the customer to return the product for repair or replacement under the Company’s standard warranty provisions. Estimated reserves for warranty costs are recorded at the time of shipment.

Under the terms of the Company’s distributor agreement with EBV, EBV is entitled to return certain products deemed to be excess inventory by EBV. These return rights are generally limited to 5% of the products purchased during the prior six months. At such time as EBV submits a request to return product, they are required to submit an order for new product of equal or greater value. The agreement also provides for price protection. In the event the Company lowers its prices for products sold to EBV, EBV is entitled to recover, in the form of a sales credit, the net price reduction based on its on hand inventory of the price affected products. Sales credits issued for price protection purposes have been immaterial to date.

The Company also offers EBV, and certain other of its distributors, rebates and other sales incentives. During 2002, these rebates ranged from 1% to 5% of the value of products purchased. Other sales incentives are generally limited to one-time awards for design-in wins secured by the distributor. Qualification for these rebates and design-in awards are based upon certain objectives and criteria established by the Company. The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to its distributors in accordance with SFAS 48.

In June 2000, the Company entered into a Research and Development and Technological Cooperation Agreement (the “R&D Agreement”) with Enel Distribuzione S.p.A., a subsidiary of Enel S.p.A. (“Enel”), an Italian utility company. Under this agreement, the Company and Enel agreed to cooperate in the development of Enel’s meter management system, known as the “Contatore Elettronico,” which, among other things, will replace existing stand-alone electricity meters with networked electricity meters throughout Enel’s service territory in Italy. The R&D Agreement has a term of five years, but can be cancelled by either party for a material breach by the other party that remains uncured for a period of 30 days.

The Contatore Elettronico project includes solid-state electricity meters designed by a third party and Enel. The Company has entered into supply agreements with various third party contract manufacturers (“meter manufacturers”) who manufacture the meters for Enel under contracts awarded by Enel through a public tender process. The meter manufacturers combine components purchased from the Company with other components to complete the manufacture of the meters for sale to Enel. The Company recognizes revenue associated with meter manufacturer component sales when the product is shipped to the meter manufacturer. The Company’s supply obligations for each meter manufacturer expire on the earlier of June 2005 or at such time as the Company completes the delivery of components to that meter manufacturer for use under the meter manufacturer’s existing contract with Enel.

The payment terms under the Company’s supply agreements vary by meter manufacturer. The terms range from open account basis with net thirty-day payment terms to sixty days with supporting letters of credit. The meter manufacturers place orders for components based on their then current production schedules. The meter manufacturers are under no obligation to purchase components from the Company, and each meter manufacturer could discontinue placing orders with the Company for future purchases at any time.

The Company also sells a finished product, called a “concentrator product,” directly to Enel. Enel’s need for concentrator products depends on the successful manufacture of electricity meters by the meter manufacturers. The Company sells concentrator products to Enel under a “Letter of Order,” an Italian business equivalent of a purchase order. The Company recognizes revenue for concentrator product sales when the products are shipped to Enel.

To date, there have been three Letters of Order for concentrator products. The term of these Letters of Order is based on the projected delivery of products noted in each Letter of Order. Deliveries have been completed for the first and second Letters of Order. Deliveries under the third Letter of Order are continuing and may continue through November 2004, although they can be cancelled by Enel at any time with six months advance notice. Reasons for cancellation would include cancellation of the Contatore Elettronico project or the failure of the concentrator product to perform as required in the Contatore Elettronico project. Under the third Letter of Order, Enel also has certain rights to reschedule shipments. In general, such rights require six months advance notice. The Letters of Order for the concentrator product have had various payment terms that generally equate to net ninety days.

Enel and another subsidiary of Enel’s parent are developing Enel’s data center software, which manages the deployed equipment in the Contatore Elettronico project. The Company is not responsible for this data center software. Additionally, Enel is the system integrator for the Contatore Elettronico project. Accordingly, the Company is not responsible for the integration or software management maintenance issues associated with the data center software.

For costs incurred under the R&D Agreement, there is no cost sharing arrangement among Enel, its contract manufacturers, and the Company. Each party is responsible for its own costs. Accordingly, the Company expenses R&D costs related to the Enel program as they are incurred.

During 1990, the Company entered into separate licensing agreements with Motorola, Inc. (“Motorola”), which expired in January 2002, and Toshiba Corporation (“Toshiba”), which expires in January 2010, unless renewed. In 1999, the Company signed a similar licensing agreement with Cypress Semiconductor, Inc. (“Cypress”), which expires in 2009, unless renewed. In January 2002, Motorola announced that it had discontinued its distribution of Neuron Chips. Motorola was a significant stockholder and was a related party to the Company due to its representation on the Company’s Board of Directors during 1999 and part of 1998. The agreements provide, among other things, for the worldwide right to manufacture and distribute products subject to the licensed technology and require the Company to provide support and unspecified updates to the licensed technology over the terms of the agreements, including support relating to compatibility testing and qualification of updates to the licensed technology. The Toshiba and Motorola agreements also provided for nonrefundable advance royalty payments aggregating $6,750,000, which were received by the Company in 1990 and 1991. These payments were recognized as revenue ratably over the ten-year royalty period due to the ongoing obligation to provide support and unspecified updates to the licensed technology. As of December 31, 1999, the Company deferred $675,000 of royalty payments that were recognized in 2001. Product revenues for the years ended December 31, 2001 and 2000 each include $675,000 related to these advance royalty payments. Any additional royalties reported by Motorola, Toshiba, or Cypress are recognized as revenue upon receipt of such royalties by the Company.

Cash and Cash Equivalents

The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of three months or less to be cash and cash equivalents.

Short-Term Investments

The Company classifies its investments in marketable debt securities as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale are reported at fair market value with the related unrealized holding gains and losses, net of tax, being included in accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity.

As of December 31, 2002 and 2001, the Company’s available-for-sale securities had contractual maturities of three to twenty-three months, and from three to twenty-four months, respectively, and an average maturity of six and eight months, respectively. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows (in thousands):

	December 31,
	2002			2001
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains/(Losses)
U.S. corporate securities:
Commercial paper	$12,218	$12,223	$5	$5,793	$5,794	$1
Corporate notes and bonds	52,569	52,902	333	68,049	68,772	723

	64,787	65,125	338	73,842	74,566	724
U.S. government securities	34,230	34,423	193	13,871	13,855	(16)

Total investments in debt securities	$99,017	$99,548	$531	$87,713	$88,421	$708

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	December 31,
	2002	2001
Purchased materials	$1,432	$4,473
Work-in-process	19	57
Finished goods	6,540	5,786

	$7,991	$10,316

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

Impairment of Long-Lived Assets Including Goodwill and Other Intangible Assets

The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset’s carrying value to the future undiscounted cash flows the asset is expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. For the three years ended December 31, 2002, the Company has made no material adjustments to its long-lived assets.

In July 2001, the FASB issued SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The Company adopted SFAS 142 on January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Prior to the year ended December 31, 2002, goodwill was amortized using the straight-line method over its estimated useful life.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company is currently amortizing its acquired intangible assets with definite lives over period ranging from 2 to 4 years.

Restricted Investments

Restricted investments consist of money market funds. These investments are carried at fair value and are collateral for a $10.0 million line of credit issued to the Company by its primary bank. As of December 31, 2002, the Company’s primary bank has issued, against the line of credit, two standby letters of credit totaling $8.0 million as security for real estate lease commitments discussed in Note 5 below. As of December 31, 2002, no amounts had been drawn against the line of credit or the letters of credit.

Because the Company’s agreement with the lender prevents the Company from withdrawing these invested funds, they are considered restricted. The line of credit is maintained primarily for the purpose of providing standby letters of credit for specified obligations under the Company’s headquarter facility lease agreements. The restricted investments are classified as long-term as the Company intends to maintain the bank line of credit for which they are collateral for greater than one year.

Software Development Costs

The Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the years ended December 31, 2002, 2001 and 2000, costs that were eligible for capitalization were insignificant and, thus, the Company has charged all software development costs to product development expense in the accompanying consolidated statements of operations.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2002	2001
Accrued payroll and related costs	$1,929	$1,778
Accrued marketing costs	481	390
Other accrued liabilities	1,364	258

	$3,774	$2,426

Non-recurring Benefit

In the fourth quarter of 1999, the Company’s Board of Directors approved a relocation plan to exit its previous Palo Alto, California leased facilities and relocate to a new leased facility in San Jose, California. During the first and second quarters of 2001, the Company moved from its Palo Alto location to a temporary headquarters facility in Sunnyvale, California, where it remained until the fourth quarter of 2001. In October 2001, the Company relocated to its new corporate headquarters in San Jose. As a result of vacating the Palo Alto facility, the Company recorded a charge of $549,000, which was expensed in 1999 and was paid over the remaining lease term through June 30, 2000. In the second quarter of 2000, the Company recorded a reversal of the excess of the estimate over the actual expenditures for the non-recurring charge of $48,000.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company has cash investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly creditworthy. With the exception of amounts owed the Company on sales made to Enel and its contract manufacturers, concentrations of credit risk with respect to trade receivables are limited due to the Company’s large number of customers and their dispersion across many different industries and geographies. With respect to these trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Additionally, the Company establishes an allowance for doubtful accounts and sales return allowances based upon factors surrounding the credit risk of specific customers, historical trends and other available information. As of December 31, 2002 and 2001, about 76.8% and 75.0% of the total accounts receivable balance, respectively, were due from Enel and its contract manufacturers. As of December 31, 2002 and 2001, about 7.2% and 3.3% of the total accounts receivable balance, respectively, were due from EBV, the Company’s sole distributor of products in Europe.

Computation of Basic and Diluted Net Income Per Share and Pro Forma Basic Net Loss Per Share

Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by adjusting the weighted average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the years ended December 31, 2002 and 2001 (in thousands, except per share amounts):

	Year ended December 31,
	2002	2001	2000
Net income (Numerator):
Net income, basic & diluted	$16,757	$6,046	$84

Shares (Denominator):
Weighted average common shares outstanding	39,482	38,500	35,426
Weighted average common shares outstanding subject to repurchase	(14)	(57)	(204)

Shares used in basic computation	39,468	38,443	35,222
Weighted average common shares outstanding subject to repurchase	14	57	204
Common shares issuable upon exercise of stock options (treasury stock method)	1,245	2,398	4,010
Common shares issuable upon exercise of warrants (treasury stock method)	—	250	305
Average unamortized deferred compensation	(1)	(7)	(7)

Shares used in diluted computation	40,726	41,141	39,734

Net income per share:
Basic	$0.42	$0.16	$0.00

Diluted	$0.41	$0.15	$0.00

For the years ended December 31, 2002, December 31, 2001, and December 31, 2000, 4,533,479, 2,097,422, and 216,262 stock options, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Employee Compensation Plans

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related Interpretations. With the exception of deferred compensation expense attributable to options granted during 1998, no stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,
	2002	2001	2000
Net income/(loss) as reported	$16,757	$6,046	$84
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	31	184	184
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(32,822)	(29,819)	(22,543)

Pro forma net income/(loss)	($16,034)	($23,589)	($22,275)

Basic earnings/(loss) per share:
As reported	$0.42	$0.16	$0.00
Pro forma	(0.41)	(0.61)	(0.63)

Diluted earnings/(loss) per share:
As reported	0.41	0.15	0.00
Pro forma	(0.41)	(0.61)	(0.63)

Comprehensive Income

Comprehensive income for the Company consists of net income plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. The accumulated balances for each component of the accumulated other comprehensive income, net of tax, are as follows (in thousands):

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and amending SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS 4 encouraged. The Company does not expect the adoption of SFAS 145 to have a material impact on its financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.

It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending March 31, 2003. The adoption of SFAS No. 148 will not have an effect on the Company’s financial position or results of operations as the Company does not intend to adopt the fair value method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes that the adoption of FIN 46 will not have a material impact on its financial position, results of operations, or cash flows.

In January 2003, the Emerging Issues Task Force, or EITF, published EITF Issue 00-21, or EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact the adoption of EITF 00-21 will have on its financial position, results of operations, and cash flows.

3.    ACQUISITION:

On January 31, 2002, the Company acquired all of the outstanding capital stock of BeAtHome.com, Inc. (“BeAtHome®”), a Fargo, North Dakota based developer of remote management system hardware and software. The results of BeAtHome’s operations, as well as a one-time charge of $400,000 related to in-process research and development (“IPR&D”), have been included in the consolidated condensed financial statements since that date. As a result of the acquisition, the Company expects to integrate certain components of BeAtHome’s technology into its current and future product offerings, such as the Panoramix platform. The Company believes these enhancements will allow customers to more easily aggregate and process information from remote LONWORKS networks, thereby increasing overall network management capabilities. In exchange for all of the outstanding capital stock of BeAtHome, the Company paid approximately $5.9 million, comprised of cash payments totaling approximately $2.0 million to BeAtHome’s shareholders, the forgiveness of approximately $3.5 million in operating loans made to BeAtHome, and approximately $371,000 of third party expenses.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets	$129
Property and equipment	373
Other long-term assets	8
Intangible assets	600
Goodwill	5,744

Total assets acquired	$6,854

Current liabilities	961

Total liabilities assumed	$961

Net assets acquired	$5,893

Of the $600,000 of acquired intangible assets, $400,000 was assigned to IPR&D and was expensed immediately to product development expenses upon the completion of the acquisition. The remaining $200,000 was assigned to purchased technology with a useful life of two years.

4.    GOODWILL AND INTANGIBLE ASSETS:

The Company adopted SFAS 142 on January 1, 2002. As a result, the Company ceased amortizing approximately $2.1 million of goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. During 2001, the Company recorded amortization expenses totaling approximately $320,000 against this balance and would have charged approximately $360,000 of amortization in 2002. In lieu of amortization, SFAS 142 now requires that the Company perform an initial impairment review of its goodwill in 2002 and at least an annual impairment review thereafter. In accordance with these impairment review requirements, the Company has completed a transitional impairment test and determined that there was no impairment. However, if as a result of impairment reviews that are performed from time to time in the future, it is determined that there has been an impairment of the goodwill or other intangible assets, the Company would be required to take an impairment charge.

The following table provides a reconciliation of reported net income to adjusted net income for the year ended December 31, 2001 had SFAS 142 been effective January 1, 2001 (in thousands, except per share amounts):

	Year Ended December 31, 2001
	Amount	Basic EPS	Diluted EPS
Reported net income	$6,046	$0.16	$0.15
Add back amortization expense (net of tax):
Goodwill and workforce in place	320	0.01	0.01

Adjusted net income	$6,366	$0.17	$0.16

The changes in the carrying amount of goodwill, net for the year ended December 31, 2002 are as follows (in thousands):

Amount
Balance as of December 31, 2001	$1,637
Reclass of workforce in place	74
Unrealized foreign currency translation gain	303
Goodwill resulting from BeAtHome acquisition	5,744

Balance as of December 31, 2002	$7,758

As of December 31, 2002, the Company’s intangible assets subject to amortization consisted of purchased technology with a net carrying value of approximately $716,000. For the years ending December 31, 2002, 2001 and 2000, amortization of these intangible assets was $344,000, $213,000, and $0, respectively. Estimated future amortization expense related to these intangible assets is $389,000 in 2003, $297,000 in 2004, and $30,000 in 2005.

These future amortization estimates are subject to fluctuations resulting from exchange rate differences between the United States dollar and the European Euro.

5.    COMMITMENTS AND CONTINGENCIES:

The Company leases its facilities under operating leases that expire on various dates through 2013. The leases related to the Company’s facilities in Palo Alto expired in March and June 2000. The lease related to the temporary facility in Sunnyvale expired in October 2001. In December 1999, the Company entered into a lease agreement with a real estate developer for its new corporate headquarters in San Jose, California. This agreement requires minimum rental payments for ten years totaling approximately $20.6 million and also required that the Company provide a $3.0 million security deposit. The Company satisfied the security deposit requirement by causing to have issued a standby letter of credit (“LOC”) in July 2000. The LOC is subject to annual renewals and is currently secured by a line of credit at the bank that issued the LOC.

In October 2000, the Company entered into another lease agreement with the same real estate developer for an additional building at the new headquarter site. Construction on the second building is expected to be completed in May 2003. This second lease agreement also requires minimum rental payments for ten years totaling approximately $23.4 million. Payments under this lease will not begin until the building is completed. In addition, this second lease agreement also required a security deposit of $5.0 million. The Company satisfied this security deposit requirement by causing to have issued another LOC in October 2001. This LOC is also subject to annual renewals and is currently secured by a line of credit at the bank that issued it.

As of December 31, 2002, future minimum lease payments under all operating leases were as follows (in thousands):

2003	$4,193
2004	4,668
2005	4,572
2006	4,464
2007	4,439
Thereafter	21,315

Total	$43,651

Rent expense was $3,108,201 for 2002, $2,250,214 for 2001 and $1,758,000 for 2000. The lease agreements provide for escalating rent payments over the term of the lease. Rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2002, and December 31, 2001, the Company has accrued about $167,000 and $47,000, respectively, of deferred rent related to these agreements that is reflected in long-term liabilities in the accompanying consolidated balance sheets.

6.    STOCKHOLDERS’ EQUITY AND EMPLOYEE STOCK OPTION PLANS:

Preferred Stock

With the closing of the Company’s initial public offering (“IPO”) in July 1998, all of the outstanding preferred stock automatically converted into 7,887,381 shares of common stock. Upon conversion of the outstanding preferred stock to common stock, such preferred stock was retired. As of December 31, 2002, the Company was authorized to issue 5,000,000 shares of new $0.01 par value preferred stock, of which none was outstanding as of December 31, 2002.

Common Stock

As of December 31, 2002, the Company was authorized to issue 100,000,000 shares of $0.01 par value common stock.

In September 2001, the Company’s Board of Directors approved a stock repurchase program which authorizes the Company to repurchase up to 2.0 million shares of the Company’s common stock. Unless otherwise terminated by the Board, the program will be in effect for a period of two years from the date of the first purchase under the program. In September 2001, the Company repurchased 265,000 shares under the program at a cost of $3.2 million. As of December 31, 2002, approximately 1.7 million shares remained available for repurchase under the program.

In June 2000, the Company entered into a stock purchase agreement with Enel, which was completed on September 11, 2000. Under this agreement, Enel acquired 3,000,000 newly issued shares of the Company’s common stock that generated net proceeds of $130.7 million.

Warrants

In connection with the issuance of Series E preferred stock in 1997, warrants to purchase an aggregate of 400,000 shares of common stock at a per share exercise price of $5.00 were issued. At the date of issuance, the fair market value of these warrants was deemed to be immaterial. These warrants were exercisable at any time prior to expiration, which was defined as the earlier of May 15, 2002 or upon a change in control. Each warrant contained a cashless conversion right. As of December 31, 2002, all of these warrants had been exercised and none remained outstanding.

Stock Option Program Description

The Company has two plans under which it grants options: the 1997 Stock Plan (the “1997 Plan”) and the 1998 Director Option Plan (the “Director Option Plan”). A more detailed description of each plan can be found below.

Stock option grants are designed to reward employees, officers, and directors for their long-term contribution to the Company and provide incentives for them to remain with the Company. The number and frequency of stock option grants is based on competitive practices, operating results of the Company, and government regulations. Since the inception of the 1997 Plan, the Company has granted options to all of its employees.

1997 Stock Plan

During 1997, the Company adopted the 1997 Stock Plan (the “1997 Plan”) for employees, officers and directors. As of December 31, 2002, a total of 10,565,830 shares of Common Stock are reserved for issuance under the 1997 Plan. This plan includes annual increases on the first day of the Company’s fiscal year (beginning in 2000) not to exceed the lesser of (i) 5,000,000 shares or (ii) 5% of the outstanding shares on such date. Incentive stock options to purchase shares of common stock may be granted at not less than 100% of the fair market value. Options granted prior to June 15, 2000 generally have a term of five years from the date of grant, not to exceed ten years. Options granted on or after June 15, 2000 generally have a term of ten years. The exercise price of nonstatutory stock options and stock purchase rights granted under the 1997 Plan is determined by the Administrator, but will also be at least equal to 100% of the fair market value per share of common stock on the grant or issue date, except that up to 10% of the aggregate number of shares reserved for issuance under the 1997 Plan (including shares that have been issued or are issuable in connection with options exercised or granted under the 1997 Plan) may have exercise prices that are from 0% to 100% of the fair market value of the common stock on the date of grant. Options generally vest ratably over four years. Fair market value is determined with reference to the closing price of the common stock as reported on the Nasdaq National Market on the date immediately preceding grant date.

The 1997 Plan also allows for the issuance of options that are immediately exercisable through execution of a restricted stock purchase agreement. Shares purchased pursuant to a stock purchase agreement generally vest ratably over four years. In the event of termination of employment, the Company, at its discretion, may repurchase unvested shares at a price equal to the original issuance price.

1998 Directors Option Plan

Non-employee directors are entitled to participate in the 1998 Director Option Plan (the “Director Plan”). The Director Plan was adopted by the Board of Directors in May 1998 and became effective upon the closing of the stock offering in July 1998. The Director Plan has a term of ten years, unless terminated sooner by the Board. As of December 31, 2002, a total of 687,500 shares of Common Stock are reserved for issuance under the Director Plan. The plan provides for an increase each year equal to 100,000 shares or such lesser amount as the Board may determine. The plan also provides for the automatic grant of 25,000 shares of common stock (the “First Option”) to each non-employee director on the date he or she first becomes a director. Each non-employee director is also automatically granted an option to purchase 10,000 shares (a “Subsequent Option”) on the date of the Company’s Annual Stockholder Meeting provided that he or she is re-elected to the Board or otherwise remains on the Board, if on such date he or she shall have served on the Board for at least the preceding six months. Each First Option and each Subsequent Option shall have a term of five years and the shares subject to the option shall vest as to 25% of the shares subject to option on each anniversary of the date of grant for options granted before May 11, 1999 and 100% on the date of grant for options granted on or after May 11, 1999. The exercise price of each First Option and Subsequent Option shall be 100% of the fair market value per share of the common stock, generally determined with reference to the closing price of the common stock as reported on the Nasdaq National Market on the date preceding grant date. In each of 2002 and 2001, options to purchase an aggregate of 95,000 shares were granted under the Director Plan. The weighted average exercise prices for the option grants in 2002 and 2001, respectively, were $15.63 and $24.82.

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

Equity Compensation Plan Summary Information

The following table summarizes the Company’s stock option plans as of December 31, 2002.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Issuance Under Stock Option Plans *
Equity compensation plans approved by stockholders	8,134,914	$17.44	3,118,416
Equity compensation plans not approved by stockholders	—	—	—

Total	8,134,914	$17.44	3,118,416

*	As noted above, both the 1997 Plan and the Director Plan provide for annual increases to the number of shares authorized for issuance under the plan. The amounts reflected in this table represent balances remaining available for future stock option issuance as of December 31, 2002.

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution:

	Year Ended December 31,
	2002	2001	2000
Shares of common stock outstanding	39,725,550	38,753,360	38,049,696

Options granted	2,282,750	2,560,225	1,789,975
Options cancelled	(81,872)	(244,314)	(320,905)

Net options granted	2,200,878	2,315,911	1,469,070

Grant dilution *	5.5%	6.0%	3.9%

Options exercised	631,917	971,107	1,810,262

Exercise dilution **	1.6%	2.5%	4.8%

*	The percentage for grant dilution is computed based on options granted less options cancelled as a percentage of total outstanding shares of common stock.
**	The percentage for exercise dilution is computed based on options exercised as a percentage of total outstanding shares of common stock.

The following table summarizes the options granted to the Named Executive Officers. The Named Executive Officers represent the Company’s Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the respective fiscal year were in excess of $100,000.

	Year Ended December 31,
	2002	2001	2000
Options granted to the Named Executive Officers	540,000	450,000	280,000

Options granted to the Named Executive Officers as a % of net options granted	24.7%	19.4%	19.1%

Options granted to the Named Executive Officers as a % of outstanding shares	1.4%	1.2%	0.7%

Cumulative options held by Named Executive Officers as a % of total outstanding options	23.8%	24.8%	32.7%

General Option Information

The following table summarizes option activity under all plans (prices are weighted average prices):

	Options Available for Grant	Options Outstanding
		Number Outstanding	Weighted-Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 1999	3,302,112	5,562,341	$4.03
Granted	(1,789,975)	1,789,975	33.63
Cancelled	320,905	(320,905)	9.17
Exercised	—	(1,810,262)	2.73
Additional shares reserved	1,762,011	—	—

BALANCE AT DECEMBER 31, 2000	3,595,053	5,221,149	$14.31
Granted	(2,560,225)	2,560,225	15.89
Cancelled	244,314	(244,314)	20.54
Exercised	—	(971,107)	2.55
Additional shares reserved	2,002,484	—	—

BALANCE AT DECEMBER 31, 2001	3,281,626	6,565,953	$16.44
Granted	(2,282,750)	2,282,750	16.35
Cancelled	81,872	(81,872)	26.04
Exercised	—	(631,917)	1.99
Additional shares reserved	2,037,668	—	—

BALANCE AT DECEMBER 31, 2002	3,118,416	8,134,914	$17.44

The following table summarizes the stock options outstanding as of December 31, 2002:

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding at December 31, 2002	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable December 31, 2002	Weighted Average Exercise Price
$2.00-$7.00	562,369	0.64	$5.34	558,097	$5.33
7.06	1,042,816	1.61	7.06	962,975	7.06
7.16-11.61	1,212,042	7.86	11.28	565,030	11.00
11.99-14.81	548,567	7.59	13.39	195,724	13.31
14.90-16.35	1,744,050	9.12	16.34	221,236	16.32
16.36-20.34	905,750	8.54	17.58	316,946	16.72
20.38-29.38	616,750	8.24	24.42	368,642	24.69
30.25	1,073,570	2.32	30.25	833,623	30.25
$30.76-$90.50	429,000	3.60	43.12	284,213	43.36

	8,134,914	5.96	$17.44	4,306,486	$17.22

Certain options issued under the 1997 Plan may be exercised at any time prior to their expiration, even if those options have not yet vested. Shares issued upon exercise of unvested options are considered unvested shares. Once issued, the unvested shares continue vesting in accordance with original option’s vesting schedule. If the option holder’s employment or service with the Company terminates before the unvested shares become fully vested, the Company has the right, at its discretion, to repurchase from the option holder any unvested shares at the exercise price paid by the option holder. As of December 31, 2002, 14,271 shares were subject to repurchase by the Company at $7.06 per share. Of the 4,306,486 options exercisable as of December 31, 2002, 3,835,118 were vested.

Shares Reserved

As of December 31, 2002, the Company had 11,253,330 shares of common stock reserved for future issuance.

Executive Options

The following table sets forth certain information with respect to stock options granted to Named Executive Officers during the fiscal year ended December 31, 2002. All option grants were made under the 1997 Plan.

	Individual Grants
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year *	Exercise Price Per Share ($)	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term ($) **
Name					5%	10%
M. Kenneth Oshman	200,000	9.1	16.35	2/22/2012	2,056,485	5,211,538
Beatrice Yormark	100,000	4.6	16.35	2/22/2012	1,028,243	2,605,769
Oliver R. Stanfield	100,000	4.6	16.35	2/22/2012	1,028,243	2,605,769
Frederick H. Bruggink	60,000	2.7	16.35	2/22/2012	616,946	1,563,461
Frederick H. Bruggink	20,000	0.9	10.52	9/20/2012	132,319	335,323
Peter A. Mehring	60,000	2.7	16.35	2/22/2012	616,946	1,563,461

*	Based on a total of 2,187,750 options granted to all employees in the fiscal year ended December 31, 2002.
**	Potential gains are net of the exercise price but before taxes associated with the exercise. The 5% and 10% assumed annual rates of compounded stock appreciation based upon the deemed fair market value are for illustrative purposes only and do not represent the Company’s estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises are dependent on several factors, including the Company’s future financial performance, overall market conditions, and the option holder’s continued employment with the Company. There can be no assurance that the amounts reflected in this table will be achieved.

The following table sets forth certain information concerning shares acquired upon the exercise of stock options during the fiscal year ended December 31, 2002 and exercisable and unexercisable options held as of December 31, 2002 for our Named Executive Officers.

	Shares Acquired on Exercise (#)	Value Realized ($) *	Number of Securities Underlying Unexercised Options at December 31, 2002 (#)		Value of Unexercised In-the-Money Options at December 31, 2002 ($) **
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
M. Kenneth Oshman	—	—	800,000	—	1,043,050	—
Beatrice Yormark	110,000	1,298,000	179,166	145,834	521,525	—
Oliver R. Stanfield	120,000	1,416,000	179,166	145,834	521,525	—
Frederick H. Bruggink	—	—	74,166	105,834	13,800	—
Peter A. Mehring	—	—	220,833	89,167	876,775	—

*	The value realized is based on the closing price of our common stock on the date of exercise, minus the per share exercise price, multiplied by the number of shares exercised.
**	The value of underlying securities is based on the $11.21 per share closing price of our common stock on December 31, 2002 minus the aggregate exercise price.

Accounting for Stock-Based Employee Compensation Plans

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related Interpretations. With the exception of deferred compensation expense attributable to options granted during 1998, no stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,
	2002	2001	2000
Net income/(loss) as reported	$16,757	$6,046	$84
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	31	184	184
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(32,822)	(29,819)	(22,543)

Pro forma net income/(loss)	($16,034)	($23,589)	($22,275)

Basic earnings/(loss) per share:
As reported	$0.42	$0.16	$0.00
Pro forma	(0.41)	(0.61)	(0.63)

Diluted earnings/(loss) per share:
As reported	0.41	0.15	0.00
Pro forma	(0.41)	(0.61)	(0.63)

The weighted-average grant date fair value of options granted during 2002 was $12.91, $13.16 in 2001 and $27.20 in 2000. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2002	2001	2000
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.2%	4.5%	6.4%
Expected volatility	118.0%	129.0%	124.0%
Expected life (in years)	4.4	4.4	4.2

Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

Deferred Compensation

In connection with the issuance of stock options during 1998, the Company recorded deferred compensation in the aggregate amount of $755,000, representing the difference between the deemed fair value of the Company’s common stock and the exercise price of the stock options at the date of grant. The Company amortized the deferred compensation expense over the shorter of the period in which the employee provides services or the applicable vesting period, which is typically 48 months. During 2002, amortization expense was $31,000. For each of 2001 and 2000, amortization expense was $184,000. Deferred compensation is decreased in the period of forfeiture arising from the early termination of an option holder’s services. As of December 31, 2002, this deferred compensation balance was fully amortized.

7.    INCOME TAXES:

The provision (benefit) for income taxes attributable to continuing operations is based upon income (loss) before income taxes from continuing operations as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Domestic	$18,995	$7,957	$892
Foreign	(781)	(1,659)	(663)

	$18,214	$6,298	$229

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Federal:
Current	$—	$34	$—
Deferred	—	—	—

Total federal provision	—	34	—

State:
Current	439	111	28
Deferred	—	—	—

Total state provision	439	111	28

Foreign:
Current	1,018	107	117
Deferred	—	—	—

Total foreign provision	1,018	107	117

Total provision for income taxes	$1,457	$252	$145

The provision for income taxes differs from the amount estimated by applying the statutory Federal income tax rate to income before taxes as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Federal tax at statutory rate of 35%	$6,375	$2,205	$80
State taxes, net of federal benefit	286	72	18
U.S.-Foreign rate differential	976	681	342
Utilization of net operating loss not previously benefited	(6,784)	(2,936)	(359)
Other non-deductible permanent differences	290	224	57
Others	314	6	7

Total provision for income taxes	$1,457	$252	$145

The components of the net deferred income tax asset are as follows (in thousands):

	December 31,
	2002	2001
Net operating loss carry forwards	$32,856	$31,540
Foreign net operating losses carry forwards	3,106	2,240
Tax credit carry forwards	8,534	8,663
Capitalized research and development costs	711	1,303
Reserves and other cumulative temporary differences	2,832	2,719

Gross deferred income tax assets	48,039	46,465
Valuation allowance.	(48,039)	(46,465)

Net deferred income tax assets	$—	$—

As of December 31, 2002, the Company had net operating loss carryforwards of $93.1 million for Federal income tax reporting purposes and $8.7 million for State income tax reporting purposes, which expire at various dates through 2021. In addition, as of December 31, 2002, the Company had approximately $6.0 million and $3.7 million of tax credit carry forwards for increased research expenditures for Federal and California purposes, respectively. The federal increased research tax credits will expire at various dates through 2021 and the state tax credit can be carried over indefinitely. For California purposes, the Company also had approximately $191,000 of alternative minimum tax credit carry forwards, which can be carried over indefinitely.

As of December 31, 2002 and 2001, approximately $10.9 million and $11.6 million, respectively, of the gross deferred income tax assets for each year consist of certain net operating loss carry forwards resulting from the exercise of employee stock options that have not been recognized in the financial statements. When utilized, the tax benefit of these carry forwards will be accounted for as a credit to additional paid in capital. In addition, the Internal Revenue Code of 1986, as amended, contains provisions that limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. The Company has performed an analysis of the ownership changes and has reported the net operating loss and credit carryforwards considering such limitations.

As of December 31, 2002 and 2001, a valuation allowance has been recorded for the entire gross deferred tax asset as a result of uncertainties regarding the realization of the asset balance. The valuation allowance was increased by $1.6 million in 2002 and by $525,000 in 2001. As of December 31, 2002 and 2001, the Company had no significant deferred tax liabilities.

8.    RELATED PARTIES:

In June 2000, the Company entered into a stock purchase agreement with Enel S.p.A., an Italian utility company (“Enel”). At the same time, the Company also entered into a research and development agreement with an affiliate of Enel. Under the terms of the R&D agreement, the Company will cooperate with Enel to integrate LONWORKS technology into Enel’s remote metering management project in Italy. For the years ended December 31, 2002 and December 31, 2001, the Company recognized revenue of approximately $81.6 million and $31.0 million, respectively, related to products and services sold to Enel and its contract manufacturers. For the period starting September 11, 2000, the closing date of the stock purchase agreement, and ending December 31, 2000, the Company recognized approximately $727,000 of revenue under the Enel program. As of December 31, 2002 and 2001, approximately $17.2 million and $23.0 million, respectively, of these revenues were included in accounts receivable.

9.    SEGMENT DISCLOSURE:

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

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of the Americas, Europe, Middle East and Africa (“EMEA”) and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services as further described in Note 1. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company has no long-lived assets, other than property and equipment and loans to certain key employees. Long-lived assets are attributed to geographic areas based on the country where the assets are located. Long-lived assets of about $19.2 million were domiciled in the United States as of December 31, 2002, and long-lived assets of about $20.2 million were domiciled in the United States as of December 31, 2001. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not being reported by geography because the information is not reviewed by the Executive Staff to make decisions about resources to be allocated to the geographic areas based on their performance.

In North America, the Company sells its products through a direct sales organization. Outside North America, direct sales, applications engineering and customer support are conducted through the Company’s operations in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by geography for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Revenues from customers:
Americas	$14,470	$16,767	$15,505
EMEA	62,682	42,608	23,265
APJ	45,682	17,206	9,477
Unallocated	—	8	1,052

Total	$122,834	$76,589	$49,299

Gross profit:
Americas	$8,484	$10,693	$9,454
EMEA	32,406	19,349	12,735
APJ	22,005	9,350	5,816
Unallocated	—	8	1,052

Total	$62,895	$39,400	$29,057

Income (loss) from operations:
Americas	$4,952	$6,976	$5,586
EMEA	28,984	16,128	9,322
APJ	18,360	5,613	1,723
Unallocated	(37,858)	(29,074)	(20,421)

Total	$14,437	$(357)	$(3,790)

Products sold to Enel and its contract manufacturers accounted for 66.4% of total revenues for the year ended December 31, 2002, 40.5% for the year ended December 31, 2001, and 3.1% for the year ended December 31, 2000. In addition, EBV, the sole independent distributor of the Company’s products in Europe since December 1997, accounted for 9.2% of total revenues for 2002, 16.9% of total revenues for 2001, and 26.5% of total revenues for 2000.

10.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

        The following tables set forth certain consolidated statement of operations data for each of the quarters in 2002 and 2001, as well as the percentage of our net revenues represented by each item. This information has been derived from our quarterly unaudited consolidated financial statements. The quarterly unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes appearing elsewhere in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

	Quarter Ended
	Q402	Q302	Q202	Q102	Q401	Q301	Q201	Q101
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Product	$30,295	$33,073	$30,860	$27,226	$31,763	$17,655	$13,247	$12,112
Service	286	277	458	359	338	328	670	476

Total net revenues	30,581	33,350	31,318	27,585	32,101	17,983	13,917	12,588

Cost of revenues:
Cost of product	14,483	15,630	14,111	12,835	16,292	8,697	5,600	4,253
Cost of service	730	699	780	671	606	518	686	537

Total cost of revenues	15,213	16,329	14,891	13,506	16,898	9,215	6,286	4,790

Gross profit	15,368	17,021	16,427	14,079	15,203	8,768	7,631	7,798

Operating expenses:
Product development	5,055	5,405	5,376	5,620	4,820	4,320	4,064	3,824
Sales and marketing	4,358	4,354	4,293	4,286	4,316	3,732	3,848	3,891
General and administrative	2,839	2,394	2,226	2,252	1,703	1,438	1,487	2,314

Total operating expenses	12,252	12,153	11,895	12,158	10,839	9,490	9,399	10,029

Income/(loss) from operations	3,116	4,868	4,532	1,921	4,364	(722)	(1,768)	(2,231)
Interest and other income, net	844	922	1,011	1,000	1,083	1,511	1,807	2,254

Income before provision for income taxes	3,960	5,790	5,543	2,921	5,447	789	39	23
Provision for income taxes	317	463	443	234	218	32	1	1

Net income	$3,643	$5,327	$5,100	$2,687	$5,229	$757	$38	$22

Income per share:
Basic	$0.09	$0.13	$0.13	$0.07	$0.14	$0.02	$0.00	$0.00

Diluted	$0.09	$0.13	$0.12	$0.07	$0.13	$0.02	$0.00	$0.00

Shares used in per share calculation:
Basic	39,685	39,658	39,443	39,029	38,502	38,648	38,482	38,053

Diluted	40,557	40,619	40,818	41,085	40,612	41,526	41,458	40,916

SCHEDULE II

ECHELON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS, CUSTOMER RETURNS, AND SALES CREDITS
Description	Beginning Balance	Charged to Revenues and Expenses	Deductions	Ending Balance
Year ended December 31, 2000	$1,367	528	—	$1,895
Year ended December 31, 2001	$1,895	172	—	$2,067
Year ended December 31, 2002	$2,067	569	—	$2,636

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

Signatures	Title	Date

/s/ M. KENNETH OSHMAN M. Kenneth Oshman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 25, 2003

/s/ OLIVER R. STANFIELD Oliver R. Stanfield	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 28, 2003

/s/ ARMAS CLIFFORD MARKKULA, JR. Armas Clifford Markkula, Jr.	Vice Chairman	March 26, 2003

/s/ ROBERT J. FINOCCHIO, JR. Robert J. Finocchio, Jr.	Director	March 26, 2003

/s/ MICHAEL E. LEHMAN Michael E. Lehman	Director	March 27, 2003

/s/ ARTHUR ROCK Arthur Rock	Director	March 25, 2003

/s/ LARRY W. SONSINI Larry W. Sonsini	Director	March 24, 2003

CERTIFICATION

I, M. Kenneth Oshman, certify that:

1.	I have reviewed this annual report on Form 10-K of Echelon Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ECHELON CORPORATION

Date: March 25, 2003	By:	/s/ M. KENNETH OSHMAN
M. Kenneth Oshman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Oliver R. Stanfield, certify that:

1.	I have reviewed this annual report on Form 10-K of Echelon Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ECHELON CORPORATION

Date: March 25, 2003	By:	/s/ OLIVER R. STANFIELD
Oliver R. Stanfield, Executive Vice President Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description of Document

3.2	*	Amended and Restated Certificate of Incorporation of Registrant.

3.3		Amended and Restated Bylaws of Registrant.

4.1	*	Form of Registrant’s Common Stock Certificate.

4.2	*	Second Amended and Restated Modification Agreement dated May 15, 1997.

10.1	*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2	*+	1997 Stock Plan and forms of related agreements.

10.3	*+	1988 Stock Option Plan and forms of related agreements.

10.4	*	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).

10.5	*	Form of International Distributor Agreement.

10.6	*	Form of OEM License Agreement.

10.7	*	Form of Software License Agreement.

10.8	*	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.

10.9	*+	1998 Director Option Plan.

21.1	*	Subsidiaries of the Registrant.

23.1		Consent of KPMG LLP.

24.1		Power of Attorney (see signature page).

99.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.