Form 10-Q
period 2003-03-31
ECHELON CORP
filed 2003-05-15
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes  ☒  No  ☐

As of April 30, 2003, 39,865,536 shares of the Registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

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

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,797	$34,941
Short-term investments	113,198	99,548
Accounts receivable, net	26,479	22,930
Inventories	6,517	7,991
Other current assets	2,351	3,217

Total current assets	174,342	168,627

Property and equipment, net	16,762	16,677
Other long-term assets	21,398	22,188

	$212,502	$207,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,700	$5,993
Accrued liabilities	3,765	3,773
Deferred revenues	1,193	2,541

Total current liabilities	12,658	12,307

LONG-TERM LIABILITIES:
Deferred rent	194	167

Total long-term liabilities	194	167

STOCKHOLDERS’ EQUITY:
Common stock	401	400
Additional paid-in capital	269,359	268,883
Treasury stock	(3,191)	(3,191)
Accumulated other comprehensive income	382	445
Accumulated deficit	(67,301)	(71,519)

Total stockholders’ equity	199,650	195,018

	$212,502	$207,492

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
REVENUES:
Product	$32,393	$27,226
Service	245	359

Total revenues	32,638	27,585

COST OF REVENUES:
Cost of product	15,408	12,835
Cost of service	686	671

Total cost of revenues	16,094	13,506

Gross profit	16,544	14,079

OPERATING EXPENSES:
Product development	5,095	5,620
Sales and marketing	4,670	4,286
General and administrative	2,936	2,252

Total operating expenses	12,701	12,158

Income from operations	3,843	1,921
Interest and other income, net	741	1,000

Income before provision for income taxes	4,584	2,921
PROVISION FOR INCOME TAXES	367	234

Net income	$4,217	$2,687

Net income per share:
Basic	$0.11	$0.07

Diluted	$0.10	$0.07

Shares used in computing net income per share:
Basic	39,788	39,029

Diluted	40,396	41,085

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$4,217	$2,687
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,050	864
In-process research and development	—	400
Provision for doubtful accounts	11	30
Deferred compensation expense	—	31
Change in operating assets and liabilities:
Accounts receivable	(3,560)	(1,219)
Inventories	1,474	(353)
Other current assets	866	(360)
Accounts payable	1,707	(1,851)
Accrued liabilities	(8)	(148)
Deferred revenues	(1,348)	(92)
Deferred rent	27	31

Net cash provided by operating activities	4,436	20

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(50,173)	(12,540)
Proceeds from maturities and sales of available-for-sale short-term investments	36,523	18,726
Unrealized losses on securities	(29)	(430)
Purchase of BeAtHome.com, Inc.	—	(5,780)
Purchase of restricted investments	(169)	—
Change in other long-term assets	825	50
Capital expenditures	(1,001)	(478)

Net cash used in investing activities	(14,024)	(452)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock	477	830

Net cash provided by financing activities	477	830

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(33)	(74)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,144)	324

CASH AND CASH EQUIVALENTS:
Beginning of period	34,941	23,232

End of period	$25,797	$23,556

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$299	$314

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation:

The condensed consolidated financial statements include the accounts of Echelon Corporation (the “Company”), a Delaware corporation, and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2002 included in its Annual Report on Form 10-K.

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

Revenue Recognition and Product Warranty

The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for 3.9% of total revenues for the quarter ended March 31, 2003 and 3.7% for the same period in 2002. Service revenues consist of product support (including software post-contract support services), training, and custom software development services.

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

The Company currently sells a limited number of products that are considered multiple element arrangements under SOP 97-2. Revenue for the software license element is recognized at the time of delivery of the applicable product to the end-user. The only undelivered element at the time of sale consists of post-contract customer support (“PCS”). The VSOE for this PCS is based on prices paid by the Company’s customers for stand-alone purchases of these PCS packages. Revenue for the PCS element is deferred and recognized ratably over the PCS service period. The costs of providing these PCS services are expensed when incurred.

The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to its distributors in accordance with SFAS 48. Estimated reserves for warranty costs, which are not material to the consolidated financial statements, are recorded at the time of shipment.

Service revenue is recognized as the training services are performed, or ratably over the term of the support period. In the case of custom software development services, revenue is recognized when the customer accepts the software.

Cash, Cash Equivalents and Short-Term Investments

The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of three months or less as cash and cash equivalents. The Company classifies its investments in debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of March 31, 2003, the Company’s available-for-sale securities had contractual maturities from three to twenty-two months and an average maturity of six months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments.

Computation of Net Income Per Share

Net income per share has been calculated under SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by adjusting the weighted average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net income (Numerator):
Net income, basic and diluted	$4,217	$2,687

Shares (Denominator):
Weighted average common shares outstanding	39,795	39,070
Weighted average common shares outstanding subject to repurchase	(7)	(41)

Shares used in basic computation	39,788	39,029
Weighted average common shares outstanding subject to repurchase	7	41
Common shares issuable upon exercise of stock options (treasury stock method)	601	1,791
Common shares issuable upon exercise of warrants (treasury stock method)	—	225
Average unamortized deferred compensation	—	(1)

Shares used in diluted computation	40,396	41,085

Net income per share:
Basic	$0.11	$0.07

Diluted	$0.10	$0.07

For the three months ended March 31, 2003 and 2002, stock options in the amount of 6,380,031 and 2,306,065, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect of their inclusion would be anti-dilutive.

Stock-Based Employee Compensation Plans

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related Interpretations. With the exception of deferred compensation expense attributable to options granted during 1998, no stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2003	2002
Net income as reported	$4,217	$2,687
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	31
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,829)	(7,837)

Pro forma net loss	$(1,612)	$(5,119)

Basic earnings/(loss) per share:
As reported	$0.11	$0.07

Pro forma	$(0.04)	$(0.13)

Diluted earnings/(loss) per share:
As reported	$0.10	$0.07

Pro forma	$(0.04)	$(0.13)

Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, or SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and amending SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS 4 encouraged. SFAS 145 is effective beginning in 2003, and the effect of adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, or SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45

elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, or SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending March 31, 2003. The adoption of SFAS No. 148 will not have an effect on the Company’s financial position or results of operations as the Company does not currently intend to adopt the fair value method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In January 2003, the EITF published EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF No. 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact the adoption of EITF No. 00-21 will have on its financial position, results of operations, and cash flows.

3.    Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Purchased materials	$1,335	$1,432
Work-in-process	48	19
Finished goods	5,134	6,540

	$6,517	$7,991

4.    Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Accrued payroll and related costs	$1,614	$1,929
Accrued marketing costs	455	481
Other accrued liabilities	1,696	1,364

	$3,765	$3,774

5.    Segment Disclosure:

In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing business performance. The Company’s chief operating decision-making group is the Executive Staff, which is comprised of the Chief Executive Officer, the Chief Operating Officer, and their direct reports. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information.

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

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, restricted investments, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2003 and December 31, 2002, long-lived assets of about $35.2 million and $35.9 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the Executive Staff when making decisions about resource allocation to the geographic areas based on their performance.

In North America, the Company sells its products through a direct sales organization. Outside North America, direct sales, applications engineering and customer support are conducted through the Company’s operations in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by geography for the quarters ended March 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Revenues from customers:
Americas	$3,820	$3,637
EMEA	22,330	10,823
APJ	6,409	13,125
Unallocated	79	—

Total	$32,638	$27,585

Gross profit:
Americas	$2,407	$2,186
EMEA	11,030	6,175
APJ	3,028	5,718
Unallocated	79	—

Total	$16,544	$14,079

Income/(Loss) from operations:
Americas	$1,540	$1,216
EMEA	10,041	5,296
APJ	2,188	4,841
Unallocated	(9,926)	(9,432)

Total	$3,843	$1,921

Products sold to Enel S.p.A., an Italian utility company (“Enel”), and its designated manufacturers accounted for $22.3 million, or 68.4% of total revenues for the quarter ended March 31, 2003 and $17.6 million, or 63.7% for the same period in 2002. During the quarter ended March 31, 2003, 80.0% of the revenues shipped under the Enel program were shipped to customers in EMEA and the remaining 20.0% to customers in APJ. 37.5% of the revenues shipped under the Enel program during the first quarter of 2002 were shipped to customers in EMEA, and the remaining 62.5% to customers in APJ.

EBV Electronik GmbH (“EBV”), the sole independent distributor of the Company’s products in Europe, accounted for 8.2% of total revenues for the quarter ended March 31, 2003 and 10.9% for the same period in 2002.

6.    Income Taxes:

The provision for income taxes for the quarters ended March 31, 2003 and 2002 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes and the utilization of net operating losses not previously benefited.

7.    Related Party:

In June 2000, the Company entered into a stock purchase agreement with Enel. At the same time, the Company also entered into a research and development agreement with an affiliate of Enel. Under the terms of the R&D agreement, the Company is cooperating with Enel to integrate LONWORKS technology into Enel’s remote metering management project in Italy. For the quarters ended March 31, 2003 and 2002, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $22.3 million and $17.6 million, respectively, all of which is included in Accounts Receivable at the respective balance sheet dates.

8.    Stock Repurchase Program:

In September 2001, the Company’s board of directors approved a stock repurchase program. During the quarter ended March 31, 2003, no shares were repurchased under the program. As of March 31, 2003, 1,735,000 shares are available to repurchase. Since inception of the repurchase plan, the Company has repurchased a total of 265,000 shares of its common stock at a cost of $3.2 million.

9.    Subsequent Events:

On April 11, 2003, the Company acquired certain assets from privately held Metering Technology Corporation (“MTC”) of Scotts Valley, California. The purchase price of $11.0 million will be allocated to the acquired assets, predominately in-process research and development (“IPR&D”) and other intangible assets based on the relative fair value of the assets acquired. The assets acquired do not constitute a business as defined in SFAS No. 141, Business Combinations. As such, no goodwill will result from this transaction. The following is a preliminary allocation of the purchase price (in thousands):

Property and equipment	$235
Intangible assets and IPR&D	10,765

Total assets acquired	$11,000

Of the acquired intangible assets of $10,765,000, approximately $9,808,000 will be assigned to IPR&D and will be expensed immediately upon the completion of the acquisition. The remaining $957,000 will be assigned to purchased technology and will be amortized over its estimated useful life of 1 year.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto, included elsewhere in this Quarterly Report, as well as management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Estimating Sales Returns and Allowances.    We sell our products and services to OEM’s, systems integrators, and our other customers directly through our sales force and indirectly through distributors around the world. Sales to certain distributors are made under terms allowing certain rights of return. Sales to EBV, our largest distributor, accounted for 8.2% of total net revenues for the quarter ended March 31, 2003, and 10.9% of total net revenues for the same period in 2002. Worldwide sales to distributors, including those to EBV, accounted for approximately 9.8% of total net revenues for the quarter ended March 31, 2003, and 15.8% of total net revenues for the same period in 2002.

Net revenues consist of product and service revenues reduced by estimated sales returns and allowances. Provisions for estimated sales returns and allowances, which are based on historical trends, contractual terms and other available information, are recorded at the time of sale. As part of our revenue recognition policy, management must make estimates of potential future product returns related to product revenue in the current period. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances.

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

Other material sales related estimates include our allowance for sales discounts and rebates that we identify and reserve for at the time of sale. Our allowances for sales returns and other sales related reserves were approximately $1.4 million as of March 31, 2003 and $2.1 million as of December 31, 2002.

Allowance for Doubtful Accounts.    We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, customer credit-worthiness, changes in our customers’ payment patterns and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future. Our allowance for doubtful accounts was $585,000 as of March 31, 2003 and $570,000 as of December 31, 2002.

Inventory Valuation.    At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventories on hand, in excess of forecasted demand, generally one year or less, are not valued. In addition, we write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of our standard manufacturing cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. Our reserve for excess and obsolete inventory was approximately $1.7 million as of March 31, 2003 and $1.6 million as of December 31, 2002.

Warranty Reserves.    When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, additional warranty reserves may be required. Our reserve for warranty costs was $205,000 as of March 31, 2003 and $229,000 as of December 31, 2002.

Deferred Income Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on our historical net operating losses, and the uncertainty of our future operating results, we have recorded a valuation allowance that fully reserves against our deferred tax assets. If we later determine that, more likely than not, some or all of the net deferred tax assets will be realized, then some or all of the previously provided valuation allowance would be reversed. Our deferred tax asset valuation allowance was $48.0 million as of December 31, 2002.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to $8.5 million as of March 31, 2003.

We adopted SFAS 142 on January 1, 2002, and, as a result, ceased amortizing approximately $2.1 million of goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. The balance of goodwill as of March 31, 2003 was $7.9 million. We review goodwill for impairment annually during the quarter ending March 31. If, as a result of our annual or other impairment reviews that we perform from time to time in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge, which could have a material adverse impact on our financial position and/or operating results.

Results of Operations

Net Revenues

	Three Months Ended March 31,		2003 over 2002 % Change
(dollars in thousands)	2003	2002
U.S. and unallocated	$3,820	$3,637	5.0%
International	28,818	23,948	20.3%

Total	$32,638	$27,585	18.3%

	Three Months Ended March 31,		2003 over 2002 % Change
(dollars in thousands)	2003	2002
Enel related	$22,335	$17,575	27.1%
Non-Enel related	10,303	10,010	2.9%

Total	$32,638	$27,585	18.3%

	Three Months Ended March 31,		2003 over 2002 % Change
(dollars in thousands)	2003	2002
Product	$32,393	$27,226	19.0%
Service	245	359	(31.8)%

Total	$32,638	$27,585	18.3%

	Three Months Ended March 31,		2003 over 2002 % Change
% of Total Net Revenues	2003	2002
Product	99.2%	98.7%	0.6%
Service	0.8%	1.3%	(0.6)%

Total	100.0%	100.0%	0.0%

        Net revenues grew to $32.6 million in the first quarter of 2003 from $27.6 million in the same quarter of 2002. The $5.1 million, or 18.3% increase in total revenues between the two quarters was primarily the result of an increase in product revenues, particularly products sold under the Enel program. Products sold to Enel and its designated manufacturers accounted for 68.4% of total revenues for the quarter ended March 31, 2003 and 63.7% for the same period in 2002. If the Enel program achieves its targeted volumes for 2003, we expect that total revenues attributable to the project will account for more than 60% of our total revenue for the year. If, after 2003, the program continues to move forward under Enel’s current roll-out plan, we believe that revenue attributable to the project will continue to account for a material portion of our overall revenues during 2004. Once the Enel project is completed, or if it is cancelled prior to its completion, we could experience a significant drop in our overall revenues, which would have a material negative impact on our financial position. Given our significant dependence on one customer at this time, we continue to seek opportunities to expand our customer base. During 2002, we formed a new sales and marketing organization that has been tasked with identifying other utility customers for our products. However, we can give no assurance that their efforts will be successful.

EBV, the sole independent distributor of our products in Europe, accounted for 8.2% of total revenues for the quarter ended March 31, 2003, and 10.9% for the same period in 2002. Our contract with EBV expires in December

2003. If we are unable to renew our agreement with EBV at that time, or do not otherwise establish an alternative for the distribution of our products in Europe, our revenues could decrease and our financial position and results of operations could be harmed.

Product revenues grew to $32.4 million in the first quarter of 2003 from $27.2 million in the first quarter of 2002. The $5.2 million, or 19.0% increase in product revenues between the two quarters was primarily the result of a $4.8 million increase in sales of products under the Enel program. The remaining $400,000 increase in product sales between the two quarters was attributable to increased sales of our i.LON™ and network services products, offset by decreases in all other product categories. Although we are optimistic that new products we released in late 2002 and early 2003 will provide new revenue opportunities for us during 2003 and beyond, we cannot assure you that these new opportunities will be sufficient to overcome the effects that the continuing worldwide economic slowdown and the current geopolitical concerns in the Middle East and Asia are having on our product sales. In fact, if these conditions continue for a prolonged period of time, some of our customers could be forced out of business permanently, which could have a material negative impact on our revenues and results of operations.

Service revenues decreased to $245,000 in the first quarter of 2003 from $359,000 in the same quarter of 2002. The $114,000, or 31.8% decrease in service revenues between the two quarters was primarily the result of a decrease in customer support and training revenues. We believe that the ongoing worldwide economic downturn has forced many of our customers to curtail spending for training and support. We do not expect our service revenues to improve so long as these economic conditions continue.

Cost of Revenues

	Three Months Ended March 31,		2003 over 2002 % Change
(dollars in thousands)	2003	2002
Product	$15,408	$12,835	20.0%
Service	686	671	2.2%

Total	$16,094	$13,506	19.2%

Gross Profit	$16,544	$14,079	17.5%

	Three Months Ended March 31,		2003 over 2002 % Change
As a % of Net Revenues	2003	2002
Product	47.2%	46.5%	0.7%
Service	2.1%	2.4%	(0.3)%

Total	49.3%	48.9%	0.4%

Gross Profit	50.7%	51.1%	(0.4)%

Cost of product.    Cost of product revenues consists of costs associated with the purchase of components and subassemblies, as well as allocated labor, overhead and manufacturing variance costs associated with the packaging, preparation and shipment of products. Cost of product revenues in the first quarter of 2003 was $15.4 million compared to $12.8 million for the same period in 2002, representing product gross margins of 52.4% for the first quarter of 2003 and 52.9% for the same period in 2002. The $2.6 million increase in cost of product revenues between the two quarters was primarily the result of increased shipments under the Enel program, and to a lesser extent, changes in the mix of other products sold and overhead spending rates.

Cost of service.    Cost of service revenues consists of employee-related costs as well as direct costs incurred in providing training and customer support services. Cost of service revenues increased to $686,000 for the first quarter of 2003 from $671,000 for the comparative period in 2002, an increase of 2.2%, representing service gross margins of (180.0)% for the first quarter of 2003 and (86.9)% for the same period in 2002. The decline in service gross margins between the two quarters was primarily due to reduced service revenues.

Operating Expenses

	Three Months Ended March 31,		2003 over 2002 % Change
(dollars in thousands)	2003	2002
Product development	$5,095	$5,620	(9.3)%
Sales and marketing	4,670	4,286	9.0%
General and administrative	2,936	2,252	30.4%

Total operating expenses	$12,702	$12,158	4.5%

	Three Months Ended March 31,		2003 over 2002 % Change
As a % of Net Revenues	2003	2002
Product development	15.6%	20.4%	(4.8)%
Sales and marketing	14.3%	15.5%	(1.2)%
General and administrative	9.0%	8.2%	0.8%

Total operating expenses	38.9%	44.1%	(5.2)%

Product development.    Product development expenses consist primarily of payroll and related expenses for development personnel, expensed material, and facility costs associated with the development of new technologies and products. Product development expenses for the first quarter of 2003 decreased to $5.1 million from $5.6 million in the same quarter of 2002, representing 15.6% of total revenues for the first quarter of 2003 and 20.4% of total revenues for the same period in 2002. The $525,000 reduction in product development expenses between the two quarters was primarily the result of a one-time charge of $400,000 related to in-process research and development related to the acquisition of BeAtHome.com, Inc., which we expensed during the quarter ended March 31, 2002.

Sales and marketing.    Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, advertising and product promotion and facilities costs associated with our sales and support offices. Sales and marketing expenses for the first quarter of 2003 increased to $4.7 million from $4.3 million in the same quarter of 2002, representing 14.3% of total revenues for the first quarter of 2003 and 15.5% of total revenues for the same period in 2002. This increase in sales and marketing expenses between the two quarters was primarily the result of increased personnel costs, increased commissions, and increased legal and other third party costs incurred in connection with our sales and marketing activities.

General and administrative.    General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expenses in the first quarter of 2003 increased to $2.9 million from $2.3 million in the same quarter of 2002, representing 9.0% of total revenues for the first quarter of 2003 and 8.2% of total revenues for the same period in 2002. The $684,000 increase in general and administrative expenses between the two quarters was primarily the result of increases in legal and accounting fees, payroll related expenses, general business insurance, and the provision for bad debts.

Interest and other income, net

	Three Months Ended March 31,		2003 over 2002 % Change
(dollars in thousands)	2003	2002
Interest and other income, net	$741	$1,000	(25.9)%

	Three Months Ended March 31,		2003 over 2002 % Change
As a % of Net Revenues	2003	2002
Interest and other income, net	2.3%	3.6%	(1.3)%

Interest and other income, net primarily reflects interest we earned on our cash and short-term investment balances. Interest and other income, net for the first quarter of 2003 decreased to $741,000 from $1.0 million for the comparable period in 2002. This decrease was primarily due to the lower average rates of return on our invested cash balances.

Provision for income taxes

	Three Months Ended March 31,		2003 over 2002 % Change
(dollars in thousands)	2003	2002
Provision for income taxes	$367	$234	56.8%

	Three Months Ended March 31,		2003 over 2002 % Change
As a % of Net Revenues	2003	2002
Provision for income taxes	1.12%	0.8%	0.3%

The provision for income taxes for the quarter ended March 31, 2003 includes a provision for Federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes for the quarter ended March 31, 2003 primarily consist of taxes related to profitable foreign subsidiaries and federal and state minimum taxes. Income taxes were $367,000 for the first quarter of 2003 and $234,000 for the same period in 2002.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through March 31, 2003, we raised $269.8 million from the sale of preferred stock and common stock.

As of March 31, 2003, we had cash, cash equivalents and short-term investments of $139.0 million. Net cash provided by operating activities was $4.4 million for the quarter ended March 31, 2003 compared to $20,000 during the same period of 2002. Cash provided by operating activities in the first quarter of 2003 was principally the result of the net profit, decreases in inventories and other current assets, and an increase in accounts payable, partially offset by an increase in accounts receivable and a decrease in deferred revenues. Cash used for operating activities in 2002 was principally the result of the net profit, partially offset by increases in accounts receivable, other current assets, and inventories, and a decrease in accounts payable.

Net cash used in investing activities for the quarter ended March 31, 2003 of $14.0 million was principally due to the purchase of available-for-sale short-term investments and capital expenditures, partially offset by proceeds from sales and maturities of available for sale short-term investments and a reduction in other long-term assets. For the three months ended March 31, 2002, net cash used for investing activities of $452,000 was principally due to the purchase of available-for-sale short-term investments, the net cash paid of $5.8 million for BeAtHome, and capital expenditures of $478,000, partially offset by proceeds from sales and maturities of available for sale short-term investments.

Net cash provided by financing activities of $477,000 during the first quarter of 2003 and $830,000 for the same period in 2002 was principally due to the proceeds from the exercise of stock options by employees.

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

Equity Based Compensation

We have two plans under which we grant options: the 1997 Stock Plan (the “1997 Plan”) and the 1998 Director Option Plan (the “Director Option Plan”). A more detailed description of each plan can be found in our Annual Report on Form 10-K for the year ended December 31, 2002.

Stock option grants are designed to reward employees, officers, and directors for their long-term contribution to our company and to provide incentives for them to remain with our company. The number and frequency of stock option grants is based on competitive practices, our operating results, and government regulations. Since the inception of the 1997 Plan, we have granted options to all of our employees.

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution:

	Quarter Ended March 31, 2003	Year Ended December 31,
		2002	2001	2000
Shares of common stock outstanding	39,860,219	39,725,550	38,753,360	38,049,696

Options granted	191,500	2,282,750	2,560,225	1,789,975
Options cancelled	(52,928)	(81,872)	(244,314)	(320,905)

Net options granted	138,572	2,200,878	2,315,911	1,469,070

Grant dilution *	0.3%	5.5%	6.0%	3.9%

Options exercised	149,158	631,917	971,107	1,810,262

Exercise dilution **	0.4%	1.6%	2.5%	4.8%

*	The percentage for grant dilution is computed based on options granted less options cancelled as a percentage of total outstanding shares of common stock.
**	The percentage for exercise dilution is computed based on options exercised as a percentage of total outstanding shares of common stock.

The following table summarizes the options granted to the Named Executive Officers. The Named Executive Officers represent our Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the respective fiscal year were in excess of $100,000.

	Quarter Ended March 31, 2003	Year Ended December 31,
		2002	2001	2000
Options granted to the Named Executive Officers	—	540,000	450,000	280,000

Options granted to the Named Executive Officers as a % of net options granted	0.0%	24.7%	19.4%	19.1%

Options granted to the Named Executive Officers as a % of outstanding shares	0.0%	1.4%	1.2%	0.7%

Cumulative options held by Named Executive Officers as a % of total outstanding options	23.3%	23.8%	24.8%	32.7%

General Option Information

The following table summarizes option activity under all plans since December 31, 2002 (prices are weighted average prices):

	Options Available for Grant	Options Outstanding
		Number Outstanding	Weighted-Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2002	3,118,416	8,134,914	$17.44
Granted	(191,500)	191,500	9.96
Cancelled	52,928	(52,928)	20.70
Exercised	—	(149,158)	4.14
Additional shares reserved	2,086,277	—	—

BALANCE AT MARCH 31, 2003	5,066,121	8,124,328	$17.48

The following table summarizes the stock options outstanding as of March 31, 2003:

	Exercisable		Unexercisable		Total
As of March 31, 2003	Shares (#)	Weighted Average Exercise Price ($)	Shares (#)	Weighted Average Exercise Price ($)	Shares (#)	Weighted Average Exercise Price ($)
In-the-Money	1,530,588	$6.83	243,252	$9.37	1,773,840	$7.18
Out-of-the-Money (*)	3,322,823	22.67	3,027,665	17.82	6,350,488	20.36

Total Options Outstanding	4,853,411	$17.68	3,270,917	$17.19	8,124,328	$17.48

*	Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $10.56 at the end of the quarter.

Certain options issued under the 1997 Plan may be exercised at any time prior to their expiration, even if those options have not yet vested. Shares issued upon exercise of unvested options are considered unvested shares. Once issued, the unvested shares continue vesting in accordance with original option’s vesting schedule. If the option holder’s employment or service with our company terminates before the unvested shares become fully vested, then we have the right, at our discretion, to repurchase from the option holder any unvested shares at the exercise price paid by the option holder. As of March 31, 2003, 7,136 exercised but unvested shares were subject to repurchase by our company at $7.06 per share. Of the 4,853,411 options exercisable as of March 31, 2003, 4,497,825 were vested.

Executive Options

No options have been granted to Named Executive Officers during the three months ended March 31, 2003.

The following table sets forth, for our Named Executive Officers, certain information concerning shares acquired upon the exercise of stock options during the three months ended March 31, 2003, as well as exercisable and unexercisable options held as of March 31, 2003.

	Shares Acquired on Exercise (#)	Value Realized ($)*	Number of Securities Underlying Unexercised Options at March 31, 2003 (#)		Value of Unexercised In-the-Money Options at March 31, 2003 ($) **
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
M. Kenneth Oshman	—	—	800,000	—	880,550	—
Beatrice Yormark	—	—	212,498	112,502	440,275	—
Oliver R. Stanfield	—	—	212,498	112,502	440,275	—
Frederick H. Bruggink	—	—	96,665	83,335	800	—
Peter A. Mehring	50,000	380,500	190,207	69,793	351,275	—

*	The value realized is based on the closing price of our common stock on the date of exercise, minus the per share exercise price, multiplied by the number of shares exercised.
**	The value of underlying securities is based on the $10.56 per share closing price of our common stock on March 31, 2003 minus the aggregate exercise price.

Equity Compensation Plan Information

The following table summarizes our company’s stock option plans as of March 31, 2003.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Issuance Under Stock Option Plans *
Equity compensation plans approved by stockholders	8,124,328	$17.48	5,066,121
Equity compensation plans not approved by stockholders	—	—	—

Total	8,124,328	$17.48	5,066,121

*	Both the 1997 Plan and the Director Plan provide for annual increases to the number of shares authorized for issuance under the plan. The amounts reflected in this table represent balances remaining available for future stock option issuance as of March 31, 2003.

Accounting for Stock-Based Employee Compensation Plans

We account for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related Interpretations. With the exception of deferred compensation expense attributable to options granted during 1998, no stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Related Party Transactions

During the quarters ended March 31, 2003 and 2002, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, M. Kenneth Oshman, our Chairman of the Board and Chief Executive Officer, uses private air travel services for business trips for himself and for any employees accompanying him. These private air travel services are provided by certain entities controlled by Mr. Oshman or Mr. Markkula, a director of our company. Our net cash outlay with respect to such private air travel services is no greater than comparable first class commercial air travel services. Such net outlays to date have not been material.

In June 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3 million newly issued shares of our common stock for $130.7 million. The closing of this stock purchase occurred on September 11, 2000. Until the earlier of September 11, 2003 or 30 days following the termination of the research and development referred to in the following paragraph, Enel may not, except under limited circumstances, sell or otherwise transfer any of those shares. Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. Enel appointed Mr. Francesco Tatò as its representative to our board of directors in September 2000. As a consequence of the expiration of Mr. Tatò’s mandate as Enel’s Chief Executive Officer, Mr. Tatò resigned as Board member in all of Enel’s subsidiaries and affiliates, including Echelon. His resignation from our board of directors was effective in June 2002. Enel has reserved its right to nominate a new member of our board of directors. During the term of service of Enel’s representative on our board of directors from September 2000 to June 2002, Enel’s representative abstained from resolutions on any matter relating to Enel.

At the time that we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel. Under the terms of the research and development agreement, we are cooperating with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy. For the quarters ended March 31, 2003 and 2002, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $22.3 million and $17.6 million respectively. As of March 31, 2003 and 2002, approximately $21.8 million and $17.6 million of these amounts, respectively, were included in Accounts Receivable.

Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, or SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and amending SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS 4 encouraged. SFAS 145 is effective beginning in 2003, and the effect of adoption did not have a material impact on our financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, or SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS 146 on January 1, 2003. The adoption did not have a material impact on our financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted FIN 45 on January 1, 2003. The adoption did not have a material impact on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, or SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in our annual financial statements for the year ending December 31, 2002 and must also provide the disclosures in our quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending March 31, 2003. The adoption of SFAS No. 148 will not have an effect on our financial position or results of operations as we do not currently intend to adopt the fair value method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material impact on our financial position, results of operations, or cash flows.

In January 2003, the EITF published EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF No. 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact the adoption of EITF No. 00-21 will have on our financial position, results of operations, and cash flows.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

We have not experienced any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2002.

Market Risk Disclosures.    The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments to hedge these exposures.

Interest Rate Sensitivity.    We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2003 and March 31, 2002, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk.    We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at March 31, 2003, and March 31, 2002, our financial position and results of operations would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

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

In June 2000, we entered into a research and development agreement with an affiliate of Enel S.p.A., an Italian utility company. Under the terms of the agreement, we agreed to work with Enel to integrate our LONWORKS technology into Enel’s Contatore Elettronico remote metering management project in Italy. During the first quarter of 2003, revenue attributable to the Contatore Elettronico project was approximately $22.3 million, or 68.4% of our total revenue. We expect the Contatore Elettronico project to account for the majority of our targeted revenue for 2003.

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

Enel has selected several contract equipment manufacturers, or meter manufacturers, to manufacture electricity meters for the Contatore Elettronico project. We sell a product called a metering kit to these meter manufacturers as part of this project. Our shipments of metering kits depend to a large extent on the production of electricity meters. In addition, the sales of our concentrator products to Enel depend, in part, on the production of electricity meters. Our success under the Contatore Elettronico project could be affected by the meter manufacturers for many reasons, including:

•	the meter manufacturers may experience a loss of production in 2003 as they transition from manufacturing electricity meters using our current form of metering kit to a newer form of metering kit based upon our PL 3120 Smart Transceiver, or during the transition from the then current design of electricity meter to a newer design of electricity meter;
•	if the meter manufacturers fail to meet their intended production or quality levels, fail to pay us in accordance with agreed-upon payment terms for products we ship to them, or breach any of their agreements with us, we could elect to cancel orders for products from meter manufacturers, delay shipment of products to meter manufacturers, or otherwise fail to achieve our revenue targets for the Contatore Elettronico project;
•	the meter manufacturers may not achieve their intended production levels;
•	we may be prohibited by government trade sanctions from selling metering kits to one or more meter manufacturers;
•	the meter manufacturers may not be able to maintain product quality at the levels required to successfully install electricity meters;
•	the meter manufacturers may not maintain sufficient net working capital to fund production of electricity meters or may fail to provide letters of credit that we mandate; and
•	the meter manufacturers may experience excess raw material and finished goods inventories if they fail to achieve intended production and/or quality levels and may therefore reduce future purchases of our products until their inventories return to acceptable levels.

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

In May 2002, we formed a Service Provider Group tasked with selling our networked energy services, or NES, system to utility companies around the world. To be successful in this effort, we intend to continue investing significant resources in the development of the NES system. For example, in April 2003 we acquired certain assets of Metering Technology Corporation, or MTC, in exchange for $11.0 million and the assumption of certain liabilities. Among the assets acquired was the right to use MTC’s developed electricity meter technology. However, in order to integrate their technology into our NES system, we expect to incur significant additional development costs.

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

We generated a profit of $4.2 million for the quarter ending March 31, 2003. As of March 31, 2003, we had an accumulated deficit of $67.3 million. We have invested and continue to invest significant financial resources in product development, marketing and sales.

In April 2003, we completed the acquisition of certain assets of Metering Technology Corporation, or MTC. The assets acquired do not constitute a business as defined in SFAS No. 141, Business Combinations. As a result, we expect to write-off a significant portion of the $11.0 million purchase price during 2003. (Please refer to Note 9 of the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.) Additionally, during 2003, we will begin paying rent for additional facilities and amortizing certain leasehold improvements pursuant to a lease agreement we signed in 2000. We believe that the increases in our product development, marketing and sales, and facilities expenses, coupled with the in-process research and development and intangible amortization charges related to the MTC transaction, will result in a loss for the second quarter of 2003. Additionally, these additional charges may result in a loss or reduced profits for the remainder of 2003.

Our future operating results will depend on many factors, including:

•	the timely installation of Enel’s Contatore Elettronico project;
•	costs associated with business acquisitions, including up-front in-process research and development charges and ongoing amortization expenses related to other identified intangible assets;
•	ongoing operational expenses associated with our acquisition of BeAtHome, our acquisition of certain assets of MTC, and any future business acquisitions;
•	the adoption of our products by service providers for use in utility and/or other home automation projects similar to Enel’s Contatore Elettronico project;
•	the return of worldwide economic growth, particularly in certain industries such as semiconductor manufacturing equipment;
•	the growth in acceptance of our products by OEMs, systems integrators, service providers and end-users;
•	the level of competition that we face;
•	our ability to attract new customers in light of increased competition;
•	our ability to develop and market new products in a timely and cost-effective basis, or at all;
•	the results of impairment tests that we will perform from time to time in the future, in accordance with SFAS 142, with respect to goodwill and other identified intangible assets that we acquired in the past or that we may acquire in the future. If the results of these impairment tests indicate that an impairment event has taken place, we will be required to take an asset impairment charge that could have a material adverse effect on our operating results; and
•	general economic conditions.

As of December 31, 2002, we had net operating loss carry forwards for Federal income tax reporting purposes of about $92.8 million and for state income tax reporting purposes of about $8.7 million, which expire at various dates through 2021. In addition, as of December 31, 2002, we had tax credit carry forwards of about $9.7 million, $6.0 million of which expire at various dates through 2021. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in future periods of net operating loss and credit carry forwards upon the occurrence of certain events, including significant changes in ownership interests. We have performed an analysis of our ownership changes and have reported the net operating loss and credit carry forwards considering such limitations. We had deferred tax assets, including our net operating loss carry forwards and tax credits, totaling about $48.0 million as of December 31, 2002. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance, our history of losses and the variability of our operating results.

Fluctuations in our operating results may cause our stock price to decline.

Our quarterly and annual results have varied significantly, and we have, on occasion, failed to meet securities analysts’ expectations. Our future results may fluctuate and may not meet analysts’ expectations in some future period. As a result, the price of our common stock could fluctuate or decline. The factors that could cause this variability, many of which are outside of our control, include the following:

•	the Enel project may fail to meet analysts’ expectations or our revenue and earnings guidance;
•	we may fail to meet stockholder expectations relating to additional utility customers and applications;
•	costs associated with business acquisitions, including up-front in-process research and development charges and ongoing amortization expenses related to other identified intangible assets;
•	ongoing operational expenses associated with our acquisition of BeAtHome, our acquisition of certain assets of MTC, and any future business acquisitions;
•	the results of impairment tests that we will perform from time to time in the future, in accordance with SFAS 142, with respect to goodwill and other identified intangible assets that we acquired in the past or that we may acquire in the future. If the results of these impairment tests indicate that an impairment event has taken place, we will be required to take an asset impairment charge that could have a material adverse effect on our operating results;
•	the rates at which OEMs purchase our products and services may fluctuate;
•	we may fail to introduce new products on a timely basis or before the end of an existing product’s life cycle;
•	downturns in any customer’s or potential customer’s business, or declines in general economic conditions, could cause significant reductions in capital spending, thereby reducing the levels of orders from our customers;
•	we may face increased competition;
•	market acceptance of our products may decrease;
•	our customers may delay or cancel their orders;
•	the mix of products and services that we sell may change to a less profitable mix;
•	shipment and payment schedules may be delayed;
•	our pricing policies or those of our competitors may change;
•	our product distribution may change; and
•	product ratings by industry analysts and endorsements of competing products by industry groups could hurt the market acceptance of our products.

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

Our international sales and marketing operations are located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 88.3% of our total net revenues for the quarter ended March 31, 2003 and 86.8% of our total net revenues for the same period in 2002. We expect that international sales will continue to constitute a significant portion of total net revenues.

Our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. In addition, we may not be able to maintain or increase the international demand for our products. Additional risks inherent in our international business activities generally include the following:

•	international terrorism and anti-American sentiment, particularly in emerging markets;
•	currency fluctuations;
•	unexpected changes in regulatory requirements, tariffs and other trade barriers;
•	costs of localizing products for foreign countries and lack of acceptance of non-local products in foreign countries;
•	longer accounts receivable payment cycles;
•	difficulties in managing international operations;
•	labor actions generally affecting individual countries, regions, or any of our customers which could result in reduced demand for our products;
•	potentially adverse tax consequences, including restrictions on repatriation of earnings; and
•	the burdens of complying with a wide variety of foreign laws.

The recent outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore, and Vietnam may also have a negative impact on our business. Our operations may be impacted by a number of SARS-related factors, including, but not limited to, the inability for our sales and operations personnel located in SARS affected regions to travel and conduct business freely, the impact SARS may have on one or more of the distributors for our products in those regions, and increased supply chain costs. Additionally, any SARS-related disruptions at our third-party contract manufacturers or other key suppliers, many of whom are located in China and other parts of southeast Asia, could affect our ability to supply our customers with products in a timely manner. If the number of SARS cases continues to rise in those areas already affected, if SARS-containment activities in those areas become more pervasive, or if the disease spreads to other areas around the world, our international sales and business operations could be harmed.

Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business that we transact in other countries in any given quarter, the timing of our revenues, and our ability to forecast projected operating results for such quarter.

Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The portion of our revenues conducted in currencies other than the U.S. dollar, principally the Japanese yen, was about 3.9% for the quarter ended March 31, 2003 and 4.3% for the same period in 2002.

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

In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. Our competitors include some of the largest companies in the electronics industry, such as Siemens in the building and industrial automation industries, and Allen-Bradley (a subsidiary of Rockwell) and Group Schneider in the industrial automation industry. Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition and broader product offerings. As a result, these competitors may be able to devote greater resources to the development, marketing and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufacture and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Microsoft has announced a specification that it refers to as SCP (Simple Control Protocol) that is targeted at the networking of everyday devices. Microsoft has announced its intent to focus this capability on home networking applications. Products from other companies such as Digi International, emWare, Ipsil, JumpTec, Lantronix, and Wind River Systems, as well as certain micro-controller manufacturers including Motorola, Micro Chip, and Philips, all of which promote directly connecting devices to the Internet, could also compete with our products. Products from companies such as DCSI, Hexagram, Hunt Technologies, Itron, Nexus, Ramar, and Schlumberger Sema, each of which offer automatic meter reading (AMR) products for the utility industry, could compete with our broader networked energy services offerings to the utility marketplace.

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

Currently, significant portions of our revenues are derived from sales to distributors, including EBV, the sole independent distributor of our products to OEMs in Europe. Sales to EBV, our largest distributor, accounted for 8.2% of our total net revenues for the quarter ended March 31, 2003 and 10.9% of our total net revenues for the same period in 2002.

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

Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. As of April 30, 2003, we have 87 issued U.S. patents, 9 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. If any of our patents fail to protect our technology, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

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

Many of our products and the industries in which they are used are subject to U.S. and foreign regulation. Government regulatory action could greatly reduce the market for our products. For example, the power line medium, which is the communications medium used by some of our products, is subject to special regulations in North America, Europe and Japan. These regulations limit the ability of companies in general to use power lines as a communication medium. In addition, some of our competitors have attempted to use regulatory actions to reduce the market opportunity for our products or to increase the market opportunity for their own products. For example, in the late 1990s, CEMA, a trade association that developed a competing home automation protocol, was successful in persuading the FCC to mandate use of CEMA’s protocol in analog television and set-top box applications. We were a petitioner in litigation arising from a related FCC proceeding concerning commercial availability of these “navigation devices.” Although these specific FCC and judicial proceedings are not a significant threat to our digital and Internet-based products, changes in existing regulations or the issuance of new regulations in the future could adversely affect the market for our products or require us to expend significant management, technical and financial resources to make our products compliant with the new rules.

Compliance with new rules and regulations concerning corporate governance may be costly and time-consuming, which could harm our operating results and business.

The Sarbanes-Oxley Act (the “Act”), which was signed into law in July 2002, mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements. The Act also imposes increased civil and criminal penalties on a corporation, its chief executive and chief financial officers, and members of its Board of Directors, for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, is considering the adoption of additional comprehensive rules and regulations relating to corporate governance. These rules, laws, and regulations will increase the scope, complexity, and cost of our corporate governance, reporting, and disclosure practices. Because compliance with these new rules, laws, and regulations will be costly and time-consuming, our management’s attention could be diverted from managing our day-to-day business operations, and our operating expenses could increase. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer, and Chief Financial Officer face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

Our existing stockholders control a significant percentage of our stock, which will limit other stockholders’ ability to influence corporate matters.

As of April 30, 2003, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our Board of Directors), beneficially owned 36.1% of our outstanding stock.

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

Item 4.    Controls and Procedures

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

ECHELON CORPORATION

Date:	May 15, 2003	By:	/s/ OLIVER R. STANFIELD
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ECHELON CORPORATION

Date:	May 15, 2003	By:	/s/ M. KENNETH OSHMAN
M. Kenneth Oshman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Oliver R. Stanfield, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Echelon Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ECHELON CORPORATION

Date:	May 15, 2003	By:	/s/ OLIVER R. STANFIELD
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