Form 10-Q
period 2003-06-30
ECHELON CORP
filed 2003-08-13
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒ No ☐

As of July 31, 2003, 40,191,658 shares of the Registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

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

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,430	$34,941
Short-term investments	109,732	99,548
Accounts receivable, net	28,824	22,930
Inventories	5,661	7,991
Other current assets	2,900	3,217

Total current assets	170,547	168,627

Property and equipment, net	17,358	16,677
Goodwill	9,223	7,758
Restricted investments	10,902	10,526
Other long-term assets	1,747	3,904

TOTAL ASSETS	$209,777	$207,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,460	$5,993
Accrued liabilities	3,455	3,773
Deferred revenues	3,990	2,541

Total current liabilities	14,905	12,307

LONG-TERM LIABILITIES:
Deferred rent	296	167

Total long-term liabilities	296	167

STOCKHOLDERS’ EQUITY:
Common stock	403	400
Additional paid-in capital	270,465	268,883
Treasury stock	(3,191)	(3,191)
Accumulated other comprehensive income	489	445
Accumulated deficit	(73,590)	(71,519)

Total stockholders’ equity	194,576	195,018

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$209,777	$207,492

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
Product	$30,979	$30,860	$63,372	$58,086
Service	277	458	522	817

Total revenues	31,256	31,318	63,894	58,903

COST OF REVENUES:
Cost of product	14,034	14,111	29,442	26,946
Cost of service	656	780	1,342	1,451

Total cost of revenues	14,690	14,891	30,784	28,397

GROSS PROFIT	16,566	16,427	33,110	30,506

OPERATING EXPENSES:
Product development	16,186	5,376	21,281	10,996
Sales and marketing	4,633	4,293	9,303	8,579
General and administrative	3,125	2,226	6,061	4,478

Total operating expenses	23,944	11,895	36,645	24,053

INCOME (LOSS) FROM OPERATIONS	(7,378)	4,532	(3,535)	6,453

INTEREST AND OTHER INCOME, NET	542	1,011	1,283	2,011

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(6,836)	5,543	(2,252)	8,464

INCOME TAX EXPENSE (BENEFIT)	(547)	443	(180)	677

NET INCOME (LOSS)	$(6,289)	$5,100	$(2,072)	$7,787

NET INCOME (LOSS) PER SHARE:
Basic	$(0.16)	$0.13	$(0.05)	$0.20

Diluted	$(0.16)	$0.12	$(0.05)	$0.19

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
Basic	39,954	39,443	39,875	39,243

Diluted	39,954	40,818	39,875	40,812

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$(2,072)	$7,787
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,584	1,964
In-process research and development	9,808	400
Provision for doubtful accounts	6	20
Deferred compensation expense	—	31
Change in operating assets and liabilities:
Accounts receivable	(5,900)	2,420
Inventories	2,330	(114)
Other current assets	317	(205)
Accounts payable	1,467	871
Accrued liabilities	(318)	358
Deferred revenues	1,449	126
Deferred rent	129	63

Net cash provided by operating activities	9,800	13,721

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(77,012)	(34,832)
Proceeds from maturities and sales of available-for-sale short-term investments	66,828	30,585
Unrealized gains (losses) on securities	(171)	(226)
Purchase of assets of Metering Technology Corporation	(11,000)	—
Purchase of BeAtHome.com, Inc.	—	(5,812)
Purchase of restricted investments	(376)	(10,526)
Change in other long-term assets	1,118	101
Capital expenditures	(2,499)	(1,561)

Net cash used in investing activities	(23,112)	(22,271)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,585	2,719

Net cash provided by financing activities	1,585	2,719

EFFECT OF EXCHANGE RATE CHANGES ON CASH	216	453

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,511)	(5,378)

CASH AND CASH EQUIVALENTS:
Beginning of period	34,941	23,232

End of period	$23,430	$17,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$480	$53

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

Revenue Recognition and Product Warranty

The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for 3.7% of total revenues for the quarter ended June 30, 2003 and 6.8% for the same period in 2002; and 3.8% of total revenues for the six months ended June 30, 2003 and 5.3% for the same period in 2002. Service revenues consist of product support (including software post-contract support services), training, and custom software development services.

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

In accordance with Statement of Position 97-2, or SOP 97-2, Software Revenue Recognition, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. In these instances, the amount of revenue deferred at the time of sale is based on vendor specific objective evidence (“VSOE”) of the fair value for each undelivered element. If VSOE of fair value does not exist for each undelivered element, all revenue attributable to the multi-element arrangement is deferred until sufficient VSOE of fair value exists for each undelivered element or all elements have been delivered.

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

The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to its distributors in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. Estimated reserves for warranty costs, which are not material to the consolidated financial statements, are recorded at the time of shipment.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of three months or less as cash and cash equivalents. The Company classifies its investments in debt and equity securities as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of June 30, 2003, the Company’s available-for-sale securities had contractual maturities from three to twenty-three months and an average maturity of six months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments.

Computation of Net Income Per Share

Net income per share has been calculated under SFAS No. 128, or SFAS 128, Earnings per Share. SFAS 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by adjusting the weighted average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months and six months ended June 30, 2003 and June 30, 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) (Numerator):
Net income (loss), basic & diluted	$(6,289)	$5,100	$(2,072)	$7,787

Shares (Denominator):
Weighted average common shares outstanding	39,954	39,471	39,875	39,271
Weighted average common shares outstanding subject to repurchase	0	(28)	0	(28)

Shares used in basic computation	39,954	39,443	39,875	39,243
Weighted average common shares outstanding subject to repurchase	0	28	0	28
Common shares issuable upon exercise of stock options (treasury stock method)	0	1,347	0	1,542
Average unamortized deferred compensation	0	0	0	(1)

Shares used in diluted computation	39,954	40,818	39,875	40,812

Net income (loss) per share:
Basic	$(0.16)	$0.13	$(0.05)	$0.20

Diluted	$(0.16)	$0.12	$(0.05)	$0.19

For the three and six month periods ended June 30, 2002, no diluted net loss per share calculations were performed as the inclusion of potentially dilutive stock options would be anti-dilutive. The number of potentially dilutive stock options excluded from these calculations for the three and six months ended June 30, 2003, were 5,196,179 and 5,667,828, respectively. For the three months and six months ended June 30, 2002, stock options in the amount of 4,749,947 and 4,151,157, respectively, were not included in the computation of diluted earnings per share. These options were excluded from the calculation because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect of their inclusion would be anti-dilutive.

Stock-Based Employee Compensation Plans

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related Interpretations. With the exception of deferred compensation expense attributable to options granted during 1998, no stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) as reported	$ (6,289)	$ 5,100	$ (2,072)	$ 7,787
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	31	—	31
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,198)	(9,065)	(12,027)	(16,902)

Pro forma net loss	$ (12,487)	$ (3,934)	$ (14,099)	$ (9,084)

Basic net income/(loss) per share:
As reported	$ (0.16)	$ 0.13	$ (0.05)	$ 0.20

Pro forma	$ (0.31)	$ (0.10)	$ (0.35)	$ (0.23)

Diluted net income/(loss) per share:
As reported	$ (0.16)	$ 0.12	$ (0.05)	$ 0.19

Pro forma	$ (0.31)	$ (0.10)	$ (0.35)	$ (0.23)

The weighted-average grant date fair value of options granted during the three months ended June 30, 2003 and June 30, 2002 was $8.99 and $10.40, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2003 and June 30, 2002 was $8.85 and $13.25, respectively. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.5%	3.8%	2.5%	4.3%
Expected volatility	100.3%	109.7%	100.9%	118.4%
Expected life (in years)	4.2	3.1	4.2	4.4

Recently Issued Accounting Standards

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

In December 2002, the FASB issued SFAS No. 148, or SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending March 31, 2003. The adoption of SFAS No. 148 will not have an effect on the Company’s financial position or results of operations as the Company does not currently intend to adopt the fair value method of accounting for stock-based employee compensation.

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

In January 2003, the EITF published EITF No. 00-21, or EITF 00-21, Revenue Arrangements with Multiple Deliverables, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, or SFAS 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of SFAS 149 will have an effect on its financial position or results of operations as it does not currently hold any derivative instruments or engage in hedging activities.

In May 2003, the FASB issued SFAS No. 150, or SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. The Company does not expect that the adoption of SFAS 150 will have a material effect on its financial position, results of operations, or cash flows.

3.    Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Purchased materials	$1,699	$1,432
Work-in-process	13	19
Finished goods	3,949	6,540

	$5,661	$7,991

4.    Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Accrued payroll and related costs	$1,885	$1,929
Accrued marketing costs	498	481
Other accrued liabilities	1,072	1,364

	$3,455	$3,774

5.    Segment Disclosure:

In 1998, the Company adopted SFAS No. 131, or SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing business performance. The Company’s chief operating decision-making group is the Executive Staff, which is comprised of the Chief Executive Officer, the Chief Operating Officer, and their direct reports. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

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

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, restricted investments, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2003, and December 31, 2002, long-lived assets of about $36.2 million and $35.9 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the Executive Staff when making decisions about resource allocation to the geographic areas based on their performance.

In North America, the Company sells its products through a direct sales organization. Outside North America, direct sales, applications engineering and customer support are conducted through the Company’s operations in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped. Summary information by geography for the quarters and six months ended June 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues from customers:
Americas	$3,955	$3,519	$7,775	$7,156
EMEA	23,079	14,696	45,408	25,519
APJ	4,369	13,103	10,778	26,228
Unallocated	(147)	0	(67)	0

Total	$31,256	$31,318	$63,894	$58,903

Gross profit:
Americas	$2,389	$1,970	$4,796	$4,156
EMEA	12,153	7,861	23,183	14,036
APJ	2,169	6,596	5,197	12,314
Unallocated	(145)	0	(66)	0

Total	$16,566	$16,427	$33,110	$30,506

Income (loss) from operations:
Americas	$1,418	$1,045	$2,958	$2,261
EMEA	11,190	6,944	21,231	12,240
APJ	1,405	5,607	3,593	10,448
Unallocated	(21,390)	(9,064)	(31,317)	(18,496)

Total	$(7,377)	$4,532	$(3,535)	$6,453

Products sold to Enel S.p.A., an Italian utility company (“Enel”) and its designated manufacturers accounted for 68.5% of total revenues for the quarter ended June 30, 2003 and 65.5% for the same period in 2002; and 68.4% of total revenues for six months ended June 30, 2003 and 64.7% for the same period in 2002. For the quarter ended June 30, 2003, 86.7% of the revenues under the Enel program were derived from products shipped to customers in EMEA and the remaining 13.3% were derived from products shipped to customers in APJ. For the six months ended June 30, 2003, 83.3% of the revenues derived from products shipped under the Enel program were from customers in EMEA and the remaining 16.7% from customers in APJ.

EBV, the sole independent distributor of the Company’s products in Europe, accounted for 8.0% of total revenues for the quarter ended June 30, 2003 and 9.4% for the same period in 2002; and 8.1% of total revenues for the six months ended June 30, 2003 and 10.1% for the same period in 2002.

6.    Income Taxes:

The provision for income taxes for the three months and six months ended June 30, 2003 and 2002 includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes and the utilization of net operating losses not previously benefited.

7.    Related Party:

In June 2000, the Company entered into a stock purchase agreement with Enel. At the same time, the Company also entered into a research and development agreement with an affiliate of Enel. Under the terms of the R&D agreement, the Company is cooperating with Enel to integrate LONWORKS technology into Enel’s remote metering management project in Italy. For the quarter and six months ended June 30, 2003, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately

$21.4 million and $43.7 million respectively, $24.6 million of which is included in Accounts Receivable at June 30, 2003. For the quarter and six months ended June 30, 2002, the Company recognized revenue from products sold to Enel and its designated manufacturers of approximately $20.5 million and $38.1 million respectively, $19.6 million of which is included in Accounts Receivable at June 30, 2002.

8.    Stock Repurchase Program:

In September 2001, the Company’s board of directors approved a stock repurchase program, which is currently set to expire in September 2003. During the quarter ended June 30, 2003, no shares were repurchased under the program. As of June 30, 2003, 1,735,000 shares are available to repurchase. Since inception of the repurchase plan, the Company has repurchased a total of 265,000 shares of its common stock at a cost of $3.2 million.

9.    Acquisition:

On April 11, 2003, the Company acquired certain assets from privately held Metering Technology Corporation (“MTC”) of Scotts Valley, California for $11.0 million. The assets acquired do not constitute a business as defined in SFAS No. 141, Business Combinations. As such, no goodwill has been recorded in conjunction with this transaction.

The Company obtained a third-party valuation of the assets acquired from MTC for purposes of the purchase price allocation. The result of this third-party valuation indicated that the total fair value of the assets acquired was considerably less than the $11.0 million purchase price. The excess of the purchase price over the fair value of the assets acquired has been allocated to the identified intangible assets in accordance with the requirements of SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets. The following is a final allocation of the purchase price (in thousands):

Property and equipment	$235
Intangible assets and IPR&D	10,765

Total assets acquired	$11,000

Of the acquired intangible assets of approximately $10.8 million, $9.8 million has been assigned to IPR&D and was expensed on the date the assets were acquired. The remaining $957,000 has been assigned to purchased technology and is being amortized over its estimated useful life of 1 year.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included elsewhere in this Quarterly Report, as well as management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2002.

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

Overview

Echelon Corporation was incorporated in California in February 1988, and reincorporated in Delaware in January 1989. We are based in San Jose, California, and maintain offices in ten foreign countries throughout Europe and South East Asia. We develop, market and support a wide array of products and services based on our LONWORKS technology that enable Original Equipment Manufacturers (“OEMs”) and systems integrators to design and implement open, interoperable, distributed control networks. We offer these hardware and software products to OEMs and systems integrators in the building, industrial, transportation, utility/home and other automation markets. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or annual contract basis.

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

Estimating Sales Returns and Allowances.    We sell our products and services to OEMs, systems integrators, and our other customers directly through our sales force and indirectly through distributors around the world. Sales to certain distributors are made under terms allowing certain rights of return. Sales to EBV, our largest distributor, accounted for 8.0% of total net revenues for the quarter ended June 30, 2003 and 9.4% for the same period in 2002; and 8.1% of total net revenues for the six months ended June 30, 2003 and 10.1% for the same period in 2002. Worldwide sales to distributors, including those to EBV, accounted for approximately 13.0% of total net revenues for the quarter ended June 30, 2003 and 18.3% of total net revenues for the same period in 2002; and 11.4% of total net revenues for the six months ended June 30, 2003 and 17.1% of total net revenues for the same period in 2002.

Net revenues consist of product and service revenues reduced by estimated sales returns and allowances. Provisions for estimated sales returns and allowances, which are based on historical trends, contractual terms and other available information, are recorded at the time of sale. As part of our revenue recognition policy, management must make estimates of potential future product returns related to product revenues in the current period. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances.

To estimate potential product returns from distributors other than EBV, management analyzes historical returns and the specific contractual return rights of each distributor. In the case of EBV, we further refine this analysis by reviewing month-end inventory levels at EBV, shipments in transit to EBV, EBV’s historical sales volume by product, and forecasted sales volumes for some of EBV’s larger customers. Significant management judgments and estimates must be made and used in connection with establishing these distributor-related sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management revises its judgments or estimates.

Other material sales-related estimates include our allowance for sales discounts and rebates that we identify and reserve for at the time of sale. Our allowances for sales returns and other sales-related reserves were approximately $1.4 million as of June 30, 2003, and $1.7 million as of December 31, 2002.

Allowance for Doubtful Accounts.    We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, customer credit-worthiness, changes in our customers’ payment patterns and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future. Our allowance for doubtful accounts was $580,000 as of June 30, 2003 and $549,000 as of December 31, 2002.

Inventory Valuation.    At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventories on hand, in excess of forecasted demand, generally one year or less, are not valued. In addition, we write off inventories that we consider obsolete. We adjust remaining inventory balances to approximate the lower of our cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. Our reserve for excess and obsolete inventory was approximately $1.6 million as of June 30, 2003 and $1.6 million as of December 31, 2002.

Warranty Reserves.    When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors change materially in the future, we may be required to increase our warranty reserve. Our reserve for warranty costs was $205,000 as of June 30, 2003 and $229,000 as of December 31, 2002.

Deferred Income Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on our historical net operating losses, and the uncertainty of our future operating results, we have recorded a valuation allowance that fully reserves our deferred tax assets. If we later determine that, more likely than not, some or all of the net deferred tax assets will be realized, then we would reverse some or all of the previously provided valuation allowance. Our deferred tax asset valuation allowance was $48.0 million as of December 31, 2002.

Valuation of Goodwill and Other Intangible Assets.    We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner or use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends; and,
•	significant changes in the composition of the intangible assets acquired.

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to $9.2 million as of June 30, 2003.

We adopted SFAS 142 on January 1, 2002, and, as a result, ceased amortizing approximately $2.1 million of goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. The balance of goodwill as of June 30, 2003 was $8.0 million. We review goodwill for impairment annually during the quarter ending March 31. If, as a result of an annual or any other impairment review that we perform in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge. Such a charge could have a material adverse impact on our financial position and/or operating results.

Results of Operations

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Product	99.1%	98.5%	99.2%	98.6%
Service	0.9	1.5	0.8	1.4

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	44.9	45.0	46.1	45.7
Cost of service	2.1	2.5	2.1	2.5

Total cost of revenues	47.0	47.5	48.2	48.2

Gross profit	53.0	52.5	51.8	51.8

Operating expenses:
Product development	51.8	17.2	33.3	18.7
Sales and marketing	14.8	13.7	14.6	14.5
General and administrative	10.0	7.1	9.5	7.6

Total operating expenses	76.6	38.0	57.4	40.8

Income/(loss) from operations	(23.6)	14.5	(5.6)	11.0
Interest and other income, net	1.7	3.2	2.0	3.4

Income/(loss) before provision for income taxes	(21.9)	17.7	(3.6)	14.4
Provision for income taxes	1.8	1.4	0.3	1.1

Net income/(loss)	(20.1)%	16.3%	(3.3)%	13.3%

Revenues

Total Revenues.    Total revenues of $31.3 million in the second quarter of 2003 were approximately the same as those recorded during the same quarter of 2002. For the six months ended June 30, 2003, total revenues grew $5.0 million, or 8.5%, to $63.9 million from $58.9 million in the same period of 2002. The increase in revenues between the two six month periods was primarily the result of a $5.7 million increase in product revenues sold under the Enel program, partially offset by a $660,000 reduction in non-Enel program revenue.

Enel program revenues.    Products sold to Enel and its designated manufacturers accounted for $21.4 million, or 68.5% of total revenues for the quarter ended June 30, 2003, and $20.5 million, or 65.5% for the same period in 2002. For the six months ended June 30, 2003, Enel program revenues accounted for $43.7 million, or 68.4% of total revenues, as compared to $38.1 million, or 64.7% for the same period in 2002. The $892,000 increase in Enel program revenues between the two quarters, and the $5.7 million increase between the two six month periods, was attributable to an increase in shipments of data concentrator and metering kit products offset by decreases in the selling price for both of these items. Under the terms of our agreement with Enel, pricing for these products is reduced based on the cumulative number of units shipped. We sell our products to Enel and its designated manufacturers in United States dollars. Therefore, the associated revenues are not subject to foreign currency risks.

In May 2003, we announced a contractual dispute with Enel relating to the transition from the current version of the metering kit that we sell to Enel’s meter manufacturers to the next generation of metering kit. As a result of this dispute, we deferred approximately $2.7 million of Enel program related revenues that otherwise would have been recognized in the second quarter of 2003. In July 2003, we announced that the dispute with Enel had been resolved, which will enable us to recognize the $2.7 million of deferred revenue in the third quarter of 2003.

If the Enel program achieves its targeted volumes for 2003, we expect that total revenues attributable to the project will account for approximately 65% of our total revenue for the year. We believe that third quarter 2003 Enel program revenues will decrease slightly from second quarter levels as Enel’s meter manufacturers transition to a new version of the metering kit. We believe that if we had not deferred the $2.7 million of Enel program revenue discussed in the preceding paragraph, the decrease in Enel program revenues from the second quarter to the third quarter would have been significantly more pronounced. We believe that fourth quarter 2003 Enel program revenues will decrease more significantly from third quarter levels as Enel’s meter manufacturers complete their transition and Enel re-aligns its inventory of data concentrator products. If, after 2003, the program continues to move forward under Enel’s current roll-out plan, we believe that revenue attributable to the project will continue to account for a material portion of our overall revenues during 2004. Once the project is completed, or if it were cancelled prior to its completion, we would experience a significant drop in our overall revenue, which would have a material negative impact on our financial position and results of operations. Given our significant dependence on one customer at this time, we continue to seek opportunities to expand our customer base. In 2002, we formed a new sales and marketing organization that has been tasked with identifying other customers for our networked energy services products. However, we can give no assurance that their efforts will be successful.

Non-Enel program revenues.    Non-Enel program revenues accounted for $9.9 million, or 31.5% of total revenues for the quarter ended June 30, 2003, and $10.8 million, or 34.5% for the same period in 2002. For the six months ended June 30, 2003, non-Enel program revenues accounted for $20.2 million, or 31.6% of total revenues, as compared to $20.8 million, or 35.3% for the same period in 2002. The $953,000 decrease in non-Enel program revenues between the two quarters, and the $660,000 decrease between the two six-month periods, is primarily attributable to the ongoing worldwide economic slowdown, particularly in the Asian markets in which we operate. To a lesser extent, the impact of exchange rates on sales made in foreign currencies, principally the Japanese Yen, also contributed to the decline between the two periods. We expect that, so long as this poor economic environment around the world continues, it is unlikely that our non-Enel program revenues will grow. In fact, if these conditions continue for a prolonged period of time, some of our customers could be forced out of business permanently, which could have a material negative impact on our revenues and results of operations.

Product revenues.    Product revenues grew slightly to $31.0 million in the second quarter of 2003 from $30.9 million in the second quarter of 2002. For the six months ended June 30, 2003, product revenues increased $5.3 million, or 9.1%, to $63.4 million from $58.1 million for the same period in 2002. The increase in product revenues between the two quarters, as well as the two six month periods, was attributable to the increased revenues related to the Enel program. Offsetting these increases were decreased product sales to customers other than Enel. As discussed above, the continued poor worldwide economic environment has impacted our ability to increase sales of our products to customers other than Enel. So long as this trend continues, we are unlikely to generate increased product revenues, and could, in fact, sustain further reductions.

Service revenues.    Service revenues decreased by $181,000, or 39.5%, to $277,000 in the second quarter of 2003 from $458,000 in the second quarter of 2002. For the six months ended June 30, 2003, service revenues declined by $295,000, or 36.1%, to $522,000 from $817,000 in the same period of 2002. The decrease in service revenues between the two quarters, as well as between the two six month periods, was the result of continued decreases in customer support and training revenues. We believe that the ongoing worldwide economic downturn has forced many of our customers to curtail spending for training and support. We do not expect our service revenues to improve so long as these economic conditions continue.

EBV revenues.    Sales to EBV, our largest distributor and the sole independent distributor of our products in Europe, accounted for $2.5 million, or 8.0% of our total revenues for the quarter ended June 30, 2003, and $2.9 million, or 9.4% of our total revenues for the same period in 2002. Sales to EBV accounted for $5.2 million, or 8.1% of total revenues for the six months ended June 30, 2003, and $5.9 million, or 10.1% for the same period in 2002. Our contract with EBV expires in December 2003. While we expect that our agreement with EBV will be renewed at that time, if EBV does not renew its agreement with us, or renews on less favorable terms to us, our revenues could decrease and our financial position could be harmed. We sell our products to EBV in United States dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit

Gross profit is equal to revenues less cost of goods sold. Cost of goods sold for product revenues includes costs associated with the purchase of components, subassemblies, and finished goods, as well as allocated labor, overhead, and manufacturing variances associated with the packaging, preparation, and shipment of products. Cost of goods sold for service revenues consists of employee-related costs such as salaries and fringe benefits as well as other direct costs incurred in providing training, customer support, and custom software development services.

During the second quarter of 2003, gross profit increased 0.8% to $16.6 million from $16.4 million in the second quarter of 2002. For the six months ended June 30, 2003, gross profit increased 8.5% to $33.1 million from $30.5 million in the first half of 2002. As a percentage of revenues, gross profit increased slightly to 53.0% in the second quarter of 2003 compared to 52.5% in the second quarter of 2002. Gross profit as a percentage of revenues was the same at 51.8% for both the six-month periods ending June 30, 2003 and 2002.

We expect that gross profit, as a percentage of revenues, will improve during the third quarter of 2003, due primarily to the recognition of approximately $3.0 million of Enel program related revenue with no corresponding cost of goods sold. This $3.0 million revenue amount is attributable to the surcharge Enel has agreed to pay us for continuing to ship a former version of the metering kit to Enel’s meter manufacturers. In the fourth quarter of 2003, we expect that gross profit, as a percentage of revenues, will return to more historical levels.

Operating Expenses

Product development.    Product development expenses consist primarily of payroll and related expenses for development personnel, expensed material, and facility costs associated with the development of new technologies and products. Product development expenses for the second quarter of 2003 grew by $10.8 million, or 201%, to $16.2 million from $5.4 million in the same quarter of 2002, representing 51.8% of total revenues for the second quarter of 2003 and 17.2% of total revenues for the same period in 2002. Product development expenses for the six months ended June 30, 2003 grew by $10.3 million, or 94%, to $21.3 million from $11.0 million in the same period of 2002, representing 33.3% of total revenues for the six months ended June 30, 2003 and 18.7% of total revenues for the same period in 2002.

The increase in product development expenses for both the quarter and six months was due to the asset acquisition transaction with Metering Technology Corporation (“MTC”) that occurred during the second quarter of 2003. For additional information relating to this transaction, please refer to Note 9 in the Notes to Condensed Consolidated Financial Statements. Total product development costs associated with the MTC transaction for the quarter and six months ended June 30, 2003, amounted to approximately $11.0 million. This $11.0 million included a one-time charge of $9.8 million related to in-process research and development, $968,000 of ongoing day-to-day operating expenses, consisting primarily of payroll and facilities costs for the sixteen former MTC employees who joined Echelon, and $239,000 of amortization expense related to the purchased technology acquired from MTC.

Offsetting the $11.0 million increase in product development expenses associated with the MTC transaction were decreases for both the quarter and six months ended June 30, 2003, as compared to the same periods in 2002. For the quarter ended June 30, 2003, non-MTC related product development expenses decreased by approximately $206,000, or 3.8%, from the same period in 2002. For the six months ended June 30, 2003, non-MTC related product development expenses decreased approximately $730,000, or 6.6%, from the same period in 2002. These reductions were primarily due to reduced purchases of engineering supplies and reduced use of third party consultants, offset by an increase in payroll and related compensation costs. In addition, the reduction for the six-month period was impacted by a one-time $400,000 in-process research and development charge taken in the first quarter of 2002 related to our acquisition of BeAtHome.com, Inc.

We expect that, for the remainder of 2003, our quarterly product development expenses will be somewhat higher than historical levels due in part to the added costs of the employees who were formerly MTC personnel and the ongoing amortization of the purchased technology acquired from MTC.

Sales and marketing.    Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, advertising and product promotion and facilities costs associated with our sales and support offices. Sales and marketing expenses for the second quarter of 2003 increased by $340,000, or 8%, to $4.6 million from $4.3 million in the same quarter of 2002, representing 14.8% of total revenues for the second quarter of 2003 and 13.7% of total revenues for the same period in 2002. Sales and marketing expenses for the six months ended June 30, 2003 increased $724,000, or 8%, to $9.3 million from $8.6 million in the same period of 2002, representing 14.6% of total revenues for the six months ended June 30, 2003 and 14.5% for the same period in 2002.

The increase in sales and marketing expenses for both the quarter and for six months ended June 30, 2003, was primarily due to the impact of foreign currency exchange rate fluctuations between the United States dollar and the local currency in several of the foreign countries in which we operate. For the quarter ended June 30, 2003, approximately $197,000 of the $340,000 increase over 2002 expenses was attributable to foreign currency exchange rate fluctuations. For the six months ended June 30, 2003, approximately $390,000 of the $724,000 increase over 2002 amounts was attributable to these rate fluctuations. Increased salary and other compensation related expenses, as well as increased facilities costs, also impacted the increases over 2002 amounts for both the quarter and six months ended June 30, 2003. Offsetting these increases were slight decreases in travel and other outside services.

We expect that, as long as foreign currency exchange rates remain steady for the remainder of 2003, our quarterly sales and marketing expenses will remain at or slightly above current levels. If, however, the United States dollar were to strengthen against the foreign currencies where we do business, our sales and marketing expenses could decrease slightly. Conversely, if the dollar were to weaken against these currencies, our expenses would rise.

General and administrative.    General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expenses in the second quarter of 2003 increased by $899,000, or 40%, to $3.1 million from $2.2 million in the same quarter of 2002, representing 10.0% of total revenues for the second quarter of 2003 and 7.1% of total revenues for the same period in 2002. General and administrative expenses for the six months ended June 30, 2003 increased by $1.6 million, or 35%, to $6.1 million from $4.5 million in the same period of 2002, representing 9.5% of total revenues for the six months ended June 30, 2003 and 7.6% of total revenues for the same period in 2002.

Approximately $500,000 of the increase in general and administrative expenses for both the quarter and six months ended June 30, 2003, is attributable to rent, depreciation, and other expenses related to our new second building at our corporate headquarters facility in San Jose. The remaining $399,000 increase during the second quarter of 2003 over 2002 related primarily to increases in payroll, travel, and business insurance expenses. For the six months ended June 30, 2003, the remaining $1.1 million increase over 2002 amounts related primarily to increased payroll, legal and accounting (relating to the MTC transaction), and business insurance costs.

We expect that, for the remainder of 2003, quarterly general and administrative costs will remain at or slightly above their current levels.

Interest and other income, net

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. Interest and other income, net for the second quarter of 2003 decreased by $469,000, or 46%, to $541,000 from $1.0 million in 2002. Interest and other income, net for the six months ended June 30, 2003 decreased by $728,000, or 36%, to $1.3 million from $2.0 million for the same period in 2002.

Although the average amount of our invested cash increased for both the quarter and six months ended June 30, 2003 as compared to the same periods in 2002, the impact of the Federal Reserve Board’s short-term interest rate reductions, which began in late 2001 and have continued through 2003, have continued to negatively impact our interest income. As short-term investments we purchased in 2001 and 2002 come to maturity, we have been forced to re-invest these funds in instruments with lower effective yields, thus reducing interest income.

As long as interest rates remain low, we expect that our interest income will remain low as compared to historical levels.

Provision for income taxes

The provision for income taxes for the quarter and six months ended June 30, 2003 includes a provision for federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes for the quarter and six months ended June 30, 2003 primarily consist of minimum taxes related to profitable foreign subsidiaries, federal minimum taxes, and various state minimum taxes. Income taxes were a benefit of $547,000 for the quarter ended

June 30, 2003 and an expense of $443,000 for the same period in 2002. Income taxes were a benefit of $180,000 for the six months ended June 30, 2003, and an expense of $677,000 for the same period in 2002.

We expect that, at a minimum, we will book income tax expense of approximately $830,000 during the second half of 2003 to cover the various domestic and foreign minimum taxes owed this year. Our effective tax rate for the second half of 2003 will fluctuate significantly from historical levels as our income and sources of income change.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through June 30, 2003, we raised $270.9 million from the sale of preferred stock and common stock.

Net cash provided by operating activities.    Net cash provided by operating activities has historically been driven by net income levels combined with depreciation and amortization, in-process research and development charges, and fluctuations in operating asset and liability balances. Net cash provided by operating activities was $9.8 million for the six months ended June 30, 2003, a $3.9 million decrease from the comparable period in 2002. For the six months ended June 30, 2003, net cash provided by operating activities was negatively impacted by an increase in accounts receivable related to the Enel program, which was primarily due to the timing of certain shipments during the second quarter. Offsetting this were reductions in inventories and increases in accounts payable and deferred revenue. For the six months ended June 30, 2002, net cash provided by operating activities of $13.7 million was favorably impacted by a decrease in accounts receivable and increases in accounts payable and accrued liabilities.

Net cash used for investing activities.    Net cash used for investing activities has historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used for investing activities was $23.1 million for the six months ended June 30, 2003, a $841,000 increase from the comparable period in 2002. For the six months ended June 30, 2003, net cash used for investing activities was impacted primarily by transactions involving our available for sale short-term investments, the $11.0 million purchase of certain assets of MTC, and capital expenditures of $2.5 million. For the six months ended June 30, 2002, net cash used for investing activities of $22.3 million was principally due to the purchase of $10.5 million of restricted investments required by our bank to collateralize certain credit facilities issued to us, net cash paid of $5.8 million for BeAtHome.com, Inc., transactions involving our available-for-sale short-term investments, and capital expenditures of $1.6 million.

Net cash provided by financing activities.    Net cash provided by financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase program (see Note 8 to the Notes to Condensed Consolidated Financial Statements for additional information on our stock repurchase program). Net cash provided by financing activities was $1.6 million for the six months ended June 30, 2003, a $1.1 million decrease from the comparable period in 2002. For the six months ended June 30, 2003, net cash provided by financing activities was comprised of proceeds from the exercise of stock options by employees. For the six months ended June 30, 2002, net cash provided by financing activities of $2.7 million was comprised of proceeds from the exercise of stock options by employees and, to a lesser extent, by the proceeds from the exercise of stock warrants by some of our warrant holders who are also directors of our company.

As of June 30, 2003, our principal sources of liquidity included cash, cash equivalents and short-term investments of $133.2 million ($110.5 million as of June 30, 2002) and trade accounts receivable of $28.8 million ($26.7 million as of June 30, 2002). As of June 30, 2003, we had working capital, defined as current assets less current liabilities, of $155.6 million ($146.3 million as of June 30, 2003). We believe that our existing sources of liquidity will satisfy our projected working capital and other cash requirements for at least the next twelve months. However, in the unlikely event that we would require additional financing within this period, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

Related Party Transactions

During the quarters ended June 30, 2003 and 2002, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

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

In June 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million. The closing of this stock purchase occurred on September 11, 2000. Until the earlier of September 11, 2003 or 30 days following the termination of the research and development referred to in the following paragraph, Enel may not, except under limited circumstances, sell or otherwise transfer any of those shares. Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. Enel appointed Mr. Francesco Tatò as its representative to our board of directors in September 2000. As a consequence of the expiration of Mr. Tatò’s mandate as Enel’s Chief Executive Officer, Mr. Tatò resigned as Board member in all of Enel’s subsidiaries and affiliates, including Echelon. His resignation from our board of directors was effective in June 2002. Enel has reserved its right to nominate a new member of our board of directors. During the term of service of Enel’s representative on our board of directors from September 2000 to June 2002, Enel’s representative abstained from resolutions on any matter relating to Enel.

At the time that we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel. Under the terms of the research and development agreement, we are cooperating with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy. For the quarter and six months ended June 30, 2003, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $21.4 million and $43.7 million respectively, $24.6 million of which was included in Accounts Receivable at June 30, 2003. For the quarter and six months ended June 30, 2002, the Company has recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $20.5 million and $38.1 million respectively, $19.6 million of which was included in Accounts Receivable at June 30, 2002.

Recently Issued Accounting Standards

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

In December 2002, the FASB issued SFAS No. 148, or SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed format and provide the additional disclosures required by SFAS 148 in our annual financial statements for the year ending December 31, 2002 and must also provide the disclosures in our quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending March 31, 2003. The adoption of SFAS 148 will not have an effect on our financial position or results of operations as we do not currently intend to adopt the fair value method of accounting for stock-based employee compensation.

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

In January 2003, the EITF published EITF No. 00-21, or EITF 00-21, Revenue Arrangements with Multiple Deliverables, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, or SFAS 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. We do not believe that the adoption of SFAS 149 will have an effect on our financial position or results of operations as we do not currently hold any derivative instruments or engage in hedging activities.

In May 2003, the FASB issued SFAS No. 150, or SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. We do not expect that the adoption of SFAS 150 will have a material effect on our financial position, results of operations, or cash flows.

Equity Based Compensation

We have two plans under which we grant options: the 1997 Stock Plan, or the “1997 Plan”, and the 1998 Director Option Plan, or the “Director Option Plan”. A more detailed description of each plan can be found in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution:

	Six Months Ended June 30,	Year Ended December 31,
	2003	2002	2001	2000
Shares of common stock outstanding	39,815,500	39,725,550	38,753,360	38,049,696

Options granted	2,139,295	2,282,750	2,560,225	1,789,975
Options cancelled	(79,414)	(81,872)	(244,314)	(320,905)

Net options granted	2,059,881	2,200,878	2,315,911	1,469,070

Grant dilution *	5.2%	5.5%	6.0%	3.9%

Options exercised	429,758	631,917	971,107	1,810,262

Exercise dilution **	1.1%	1.6%	2.5%	4.8%

*	The percentage for grant dilution is computed based on options granted less options cancelled as a percentage of total outstanding shares of common stock.
**	The percentage for exercise dilution is computed based on options exercised as a percentage of total outstanding shares of common stock.

The following table summarizes the options granted to our Named Executive Officers. For the years ended December 31, the Named Executive Officers represent our Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the respective fiscal year were in excess of $100,000. For the six months ended June 30, 2003, our Named Executive Officers include the same group of individuals as was reported for the year ended December 31, 2002.

	Six Months Ended June 30,	Year Ended December 31,
	2003	2002	2001	2000
Options granted to the Named Executive Officers	380,000	540,000	450,000	280,000

Options granted to the Named Executive Officers as a % of net options granted	18.4%	24.7%	19.4%	19.1%

Options granted to the Named Executive Officers as a % of outstanding shares	1.0%	1.4%	1.2%	0.7%

Cumulative options held by Named Executive Officers as a % of total outstanding options	20.9%	23.8%	24.8%	32.7%

General Option Information

The following table summarizes option activity under all plans since December 31, 2002 (prices are weighted average prices):

		Options Outstanding
	Options Available for Grant	Number Outstanding	Weighted- Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2002	3,118,416	8,134,914	$17.44
Granted	(2,139,295)	2,139,295	12.59
Cancelled	79,414	(79,414)	19.92
Exercised	—	(429,758)	5.83
Additional shares reserved	2,086,277	—	—

BALANCE AT JUNE 30, 2003	3,144,812	9,765,037	$16.87

The following table summarizes the stock options outstanding as of June 30, 2003:

	Exercisable		Unexercisable		Total
As of June 30, 2003	Shares (#)	Weighted Average Exercise Price ($)	Shares (#)	Weighted Average Exercise Price ($)	Shares (#)	Weighted Average Exercise Price ($)
In-the-Money	2,237,392	$9.09	2,621,258	$12.35	4,858,650	$10.85
Out-of-the-Money (*)	3,014,554	24.81	1,891,833	19.65	4,906,387	22.82

Total Options Outstanding	5,251,946	$18.12	4,513,091	$15.41	9,765,037	$16.87

* — Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $13.93 at the end of the quarter.

Certain options issued under the 1997 Plan may be exercised at any time prior to their expiration, even if those options have not yet vested. Shares issued upon exercise of unvested options are considered unvested shares. Once issued, the unvested shares continue vesting in accordance with original option’s vesting schedule. If the option holder’s employment or service with our company terminates before the unvested shares become fully vested, we have the right, at our discretion, to repurchase from the option holder any unvested shares at the exercise price paid by the option holder. As of June 30, 2003, there were no exercised shares subject to repurchase by our company. Of the 5,251,946 options exercisable as of June 30, 2003, 4,696,312 were vested.

Executive Options

The following table sets forth certain information with respect to stock options granted to our Named Executive Officers during the six-month period ending June 30, 2003. All option grants were made under the 1997 Plan.

	Individual Grants
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year *	Exercise Price Per Share ($)	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term ($) **
Name					5%	10%
M. Kenneth Oshman	120,000	5.8	12.91	5/21/2008	428,015	945,802
Beatrice Yormark	80,000	3.9	12.91	5/21/2008	285,344	630,535
Oliver R. Stanfield	80,000	3.9	12.91	5/21/2008	285,344	630,535
Frederick H. Bruggink	50,000	2.4	12.91	5/21/2008	178,340	394,084
Peter A. Mehring	50,000	2.4	12.91	5/21/2008	178,340	394,084

*	Based on a total of 2,069,295 options granted to all employees during the six months ended June 30, 2003.

**	Potential gains are net of the exercise price but before taxes associated with the exercise. The 5% and 10% assumed annual rates of compounded stock appreciation based upon the deemed fair market value are for illustrative purposes only and do not represent our estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises are dependent on several factors, including our future financial performance, overall market conditions, and the option holder’s continued employment with our Company. There can be no assurance that the amounts reflected in this table will be achieved.

The following table sets forth, for our Named Executive Officers, certain information concerning shares acquired upon the exercise of stock options during the six months ended June 30, 2003, as well as exercisable and unexercisable options held as of June 30, 2003.

	Shares Acquired on Exercise (#)	Value Realized ($) *	Number of Securities Underlying Unexercised Options at June 30, 2003 (#)		Value of Unexercised In-the-Money Options at June 30, 2003 ($) **
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
M. Kenneth Oshman	100,000	591,000	820,000	—	—	—
Beatrice Yormark	50,000	295,500	174,998	180,002	—	—
Oliver R. Stanfield	50,000	295,500	174,998	180,002	—	—
Frederick H. Bruggink	—	—	167,082	62,918	—	—
Peter A. Mehring	75,000	547,750	172,082	112,918	—	7,370

*	The value realized is based on the closing price of our common stock on the date of exercise, minus the per share exercise price, multiplied by the number of shares exercised.

**	The value of underlying securities is based on the $13.93 per share closing price of our common stock on June 30, 2003, minus the aggregate exercise price.

Equity Compensation Plan Information

The following table summarizes our company’s stock option plans as of June 30, 2003.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Issuance Under Stock Option Plans *
Equity compensation plans approved by stockholders	9,765,037	$16.87	3,144,812
Equity compensation plans not approved by stockholders	—	—	—

Total	9,765,037	$16.87	3,144,812

*	Both the 1997 Plan and the Director Plan provide for annual increases to the number of shares authorized for issuance under the plan. The amounts reflected in this table represent balances remaining available for future stock option issuance as of June 30, 2003.

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

In June 2000, we entered into a research and development agreement with an affiliate of Enel S.p.A., an Italian utility company. Under the terms of the agreement, we agreed to work with Enel to integrate our LONWORKS technology into Enel’s Contatore Elettronico remote metering management project in Italy. During the second quarter of 2003, revenue attributable to the Contatore Elettronico project was approximately $21.4 million, or 68.5% of our total revenue. We expect the Contatore Elettronico project to account for the majority of our targeted revenue for 2003.

We face a number of risks as we continue this project, including:

•	a dispute could develop between Enel and our company regarding product suitability, quality, price, quantities or other issues. If any dispute is not resolved in a timely manner, the project, or revenue generated from the project, could be delayed, could become less profitable to us, could result in damages or losses, or either we or Enel could seek to terminate the research and development agreement. For example, as a result of a dispute regarding the transition from the current version of metering kit to the next generation of metering kit, which dispute has since been resolved, we deferred approximately $2.7 million of revenue from the second quarter to the third quarter of 2003;

•	once they have been manufactured, electricity meters, data concentrators, or other products used in the Contatore Elettronico project may not be installed by Enel in accordance with Enel’s scheduled roll-out plan. Also, Enel could also decide to reduce its inventories of electricity meters or data concentrators. As a result, excess inventories could develop for periods of time, which could result in the delay or cancellation of additional product shipments to Enel and the contract equipment manufacturers that Enel has selected to manufacture electricity meters for the project;
•	Enel may not successfully develop or maintain the management center software to monitor and control the electricity meters and other products used in the Contatore Elettronico project, or the management center software that Enel develops may not be scalable enough to support the estimated 27 million meters that Enel intends to install as part of the project. As a result, Enel might reduce purchases of electricity meters or other products, thereby reducing future shipments of our products;
•	under the Contatore Elettronico project, each order for electricity meters must be made by public tender. The next public tender for electricity meters may not be completed in a timely fashion, and this may delay production of electricity meters with an associated delay in shipments of products by us to Enel’s contract equipment manufacturers;
•	Enel could decide to no longer pursue the Contatore Elettronico project to the extent we currently contemplate, or at all, and Enel could then seek to curtail or terminate the project;
•	the research and development agreement between Enel and our company might be terminated if, among other things, either party materially breaches its obligations under the agreement;
•	third parties may contest part or all of our agreement with Enel, or the Contatore Elettronico project in general. For example, the European Union and/or the Italian government could require a change in the system architecture or the sources of supply in order to satisfy rules regarding competition, thereby delaying or changing the scope of the project; or
•	our research and development activities under the Contatore Elettronico project might be unsuccessful, or the products we develop might not be commercially exploitable or yield economic returns.

Any of these factors would cause our revenues and income to suffer, which would significantly and adversely affect our financial condition and operating results.

The performance of the contract equipment manufacturers that Enel has selected to manufacture electricity meters could affect our project with Enel.

Enel has selected several contract equipment manufacturers, or meter manufacturers, to manufacture electricity meters for the Contatore Elettronico project. We sell a product called a metering kit to these meter manufacturers as part of this project. Our shipments of metering kits depend to a large extent on the production of electricity meters. In addition, the sales of our data concentrator products to Enel depend, in part, on the production of electricity meters. Our success under the Contatore Elettronico project could be affected by the meter manufacturers for many reasons, including:

•	the meter manufacturers may experience a loss of production in 2003 as they transition from manufacturing electricity meters using our current form of metering kit to a newer form of metering kit based upon our PL 3120® Powerline Smart Transceiver, or during the transition from the then current design of electricity meter to a newer design of electricity meter;
•	if the meter manufacturers fail to meet their intended production or quality levels, fail to pay us in accordance with agreed-upon payment terms for products we ship to them, or breach any of their agreements with us, we could elect to cancel orders for products from meter manufacturers, delay shipment of products to meter manufacturers, or otherwise fail to achieve our revenue targets for the Contatore Elettronico project;
•	the meter manufacturers may not achieve their intended production levels;
•	we may be prohibited by government trade sanctions from selling metering kits to one or more meter manufacturers;
•	the meter manufacturers may not be able to maintain product quality at the levels required to successfully install electricity meters;
•	the meter manufacturers may not maintain sufficient net working capital to fund production of electricity meters or may fail to provide letters of credit that we mandate; and
•	the meter manufacturers may experience excess raw material and finished goods inventories if they fail to achieve intended production and/or quality levels and may therefore reduce future purchases of our products until their inventories return to acceptable levels.

Additionally, if any of Enel’s meter manufacturers were to experience cash flow problems resulting from one or more of the above listed failures, or any other factor, we could be forced to provide a bad debt reserve for some or all of the unpaid balances that meter manufacturer owed us for products we previously shipped to them. Given the volume of products that Enel’s meter manufacturers purchase from us, any bad debt provision we would be required to make would most likely be a material amount, and therefore, would have an adverse affect on our financial condition and operating results.

Once the Enel project is completed or terminated, our overall revenue will decline significantly if we do not expand our customer base.

If Enel continues to deploy its Contatore Elettronico project in accordance with its scheduled rollout plan, we expect that revenues from the Enel project will continue to account for a significant portion of our overall revenues through 2004. Once the project is completed, or if it is otherwise terminated, our revenues from Enel and its meter manufacturers will become negligible. Accordingly, we continue to seek new revenue opportunities with other utility companies around the world.

In May 2002, we formed a Service Provider Group tasked with selling our networked energy services, or NES, system to utility companies around the world. We believe that utility companies generally require a lengthier sales cycle than do most of our other customers. In most instances, one or more field trials of our products may be required before a final decision is made by the utility. For example, we recently entered into an agreement with Continuon Netbeheer, a utility grid operator located in the Netherlands, to perform a limited field trial of our NES system within their service territory. Even if the Continuon field trial or other field trials are successful, we may not be able to negotiate mutually agreeable terms with the utility. If the utility decides to move forward with a mass deployment, there is generally an extended development and integration effort required in order to incorporate the new technology into the utility’s existing infrastructure. Due to the extended sales cycle and the additional development and integration time required, we cannot assure you that we will be able to find a replacement for the Enel project before the Enel project is terminated or completed. If we are not able to replace the revenues generated by the Enel project, our revenues and results of operations will be harmed.

Our future utility market product offerings may not be accepted by our targeted customers, or may fail to meet our financial targets.

To be successful in our NES efforts, we intend to continue investing significant resources in the development of the NES system. For example, in April 2003 we acquired certain assets of Metering Technology Corporation, or MTC, in exchange for $11.0 million and the assumption of certain liabilities. Among the assets acquired was the right to use MTC’s developed electricity meter technology. However, in order to integrate their technology into our NES system, we expect to incur significant development costs.

We cannot assure you that our NES system will be accepted in the utility market place. For example, in order to realize all of the benefits of the NES system, a utility must replace their metering infrastructure with a homogenous population of intelligent, networked meters. To date, Enel is the only utility we know that has committed to such an endeavor. We also cannot assure you that, if accepted by the utilities, our NES system will generate economic returns that meet our financial targets. For example, revenues from our NES system offering may be lower than we anticipate. Additionally, the gross margins we receive from our NES system offering may not be as high as for our other products. If we are unsuccessful in deploying this product, or otherwise fail to meet our financial targets for this product, our revenues and results of operations will be harmed.

We have a history of losses, and we may incur losses in the future.

We generated a loss of $6.3 million for the quarter ending June 30, 2003. As of June 30, 2003, we had an accumulated deficit of $73.6 million. We have invested and continue to invest significant financial resources in product development, marketing and sales.

In April 2003, we completed the acquisition of certain assets, including intellectual property, of Metering Technology Corporation, or MTC. The assets acquired do not constitute a business as defined in SFAS No. 141, Business Combinations. As a result, we expensed approximately $10.0 million of the $11.0 million purchase price during the second quarter of 2003, and will continue to amortize the remaining $718,000 related to purchased technology over the balance of 2003 and into the first quarter of 2004. (Please refer to Note 9 of the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.)

Additionally, since May 2003, we have been paying rent for additional facilities and amortizing certain leasehold improvements pursuant to a lease agreement we signed in 2000. We believe that the increases in our product development, marketing and sales, and facilities expenses, coupled with the in-process research and development and intangible amortization charges related to the MTC transaction, will result in a loss or reduced profits for the remainder of 2003.

Our future operating results will depend on many factors, including:

•	timely installation of Enel’s Contatore Elettronico project;
•	costs associated with business acquisitions, including up-front in-process research and development charges and ongoing amortization expenses related to other identified intangible assets;
•	ongoing operational expenses associated with our acquisition of BeAtHome, our acquisition of certain assets of MTC, and any future business acquisitions;
•	adoption of our products by service providers for use in utility and/or other home automation projects similar to Enel’s Contatore Elettronico project;
•	return of worldwide economic growth, particularly in certain industries such as semiconductor manufacturing equipment;
•	growth in acceptance of our products by OEMs, systems integrators, service providers and end-users;
•	the level of competition that we face;
•	our ability to attract new customers in light of increased competition;
•	our ability to develop and market new products in a timely and cost-effective basis, or at all;
•	results of impairment tests that we will perform from time to time in the future, in accordance with SFAS 142, with respect to goodwill and other identified intangible assets that we acquired in the past or that we may acquire in the future. If the results of these impairment tests indicate that an impairment event has taken place, we will be required to take an asset impairment charge that could have a material adverse effect on our operating results; and
•	general economic conditions.

As of December 31, 2002, we had net operating loss carry forwards for federal income tax reporting purposes of about $93.1 million and for state income tax reporting purposes of about $8.7 million, which expire at various dates through 2021. In addition, as of December 31, 2002, we had tax credit carry forwards of about $9.7 million, $6.0 million of which expire at various dates through 2021. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in future periods of net operating loss and credit carry forwards upon the occurrence of certain events, including significant changes in ownership interests. We have performed an analysis of our ownership changes and have reported the net operating loss and credit carry forwards considering such limitations. We had deferred tax assets, including our net operating loss carry forwards and tax credits, totaling about $48.0 million as of December 31, 2002. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance, our history of losses and the variability of our operating results.

Fluctuations in our operating results may cause our stock price to decline.

Our quarterly and annual results have varied significantly, and we have, on occasion, failed to meet securities analysts’ expectations. Our future results may fluctuate and may not meet analysts’ expectations in some future period. As a result, the price of our common stock could fluctuate or decline. Some factors that could cause this variability, many of which are outside of our control, include the following:

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

The Neuron Chip is an important component that our customers use in control network devices. In addition, the Neuron Chip is an important device that we use in many of our products. Neuron Chips are currently manufactured and distributed by Toshiba and Cypress Semiconductor under license agreements we maintain with them. The agreements, among other things, grant Toshiba and Cypress the worldwide right to manufacture and distribute Neuron Chips using technology licensed from us, and require us to provide support, as well as unspecified updates to the licensed technology, over the terms of the agreements. The Cypress agreement expires in April 2009, and the Toshiba agreement expires in January 2010. We currently have no other source of supply for Neuron Chips other than Toshiba and Cypress. We expect Toshiba and Cypress to play a key role in the development and marketing of LONWORKS technology. If Toshiba or Cypress were to cease designing, manufacturing, and distributing Neuron Chips, we would attempt to find a replacement. This would be an expensive and time-consuming process, with no guarantee that we would be able to find an acceptable alternative source.

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

Our future success will also depend significantly on our ability to manufacture our products cost-effectively and in sufficient volumes. For most of our products requiring assembly, we use contract electronic manufacturers, including WKK Technology, Able Electronics, and TYCO TEPC/Transpower. These contract electronic manufacturers procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks. By using third parties to manufacture our products, we have reduced control over delivery schedules, product availability, manufacturing yields, quality and costs. In addition, contract electronic manufacturers can themselves experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers. We will also face risks if and when we transition between contract electronic manufacturers. For example, we may have to move raw material and in-process inventory between locations in different parts of the world. Also, we would be required to re-establish acceptable manufacturing processes with a new work force. We could also be liable for excess or unused inventory held by contract manufacturers for use in our products. This inventory may become obsolete as a result of engineering changes that we make. In addition, we may no longer need this inventory because of factors such as changes in our production build plans, miscommunication between us and a contract manufacturer or errors made by a contract manufacturer in ordering material for use in our products. Under our contracts with these contract electronic manufacturers, we would become liable for all or some of these excess or obsolete inventories in the event our manufacturing agreement with them is cancelled and they are unable to return the material to their suppliers.

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

Our international sales and marketing operations are located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 87.3% of our total net revenues for the quarter ended June 30, 2003 and 88.3% of our total net revenues for the same period in 2002; and 87.8% of our total revenues for the six months ended June 30, 2003, and for the same period in 2002. We expect that international sales will continue to constitute a significant portion of total net revenues.

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

The outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore, and Vietnam last quarter also had a negative impact on our business. Any future outbreak of SARS could similarly impact our operations, including the inability for our sales and operations personnel located in SARS affected regions to travel and conduct business freely, the impact SARS may have on one or more of the distributors for our products in those regions, and increased supply chain costs. Additionally, any future SARS-related disruptions at our third-party contract manufacturers or other key suppliers, many of whom are located in China and other parts of southeast Asia, could affect our ability to supply our customers with products in a timely manner.

Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business that we transact in other countries in any given quarter, the timing of our revenues, and our ability to forecast projected operating results for such quarter.

Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The portion of our revenues conducted in currencies other than the U.S. dollar, principally the Japanese yen, was about 2.1% for the quarter ended June 30, 2003 and 5.9% for the same period in 2002; and 3.0% for the six months ended June 30, 2003 and 5.2% for the same period in 2002.

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

In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. Our competitors include some of the largest companies in the electronics industry, such as Siemens in the building and industrial automation industries, and Allen-Bradley (a subsidiary of Rockwell) and Groupe Schneider in the industrial automation industry. Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition and broader product offerings. As a result, these competitors may be able to devote greater resources to the development, marketing and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufacture and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Microsoft has announced a specification that it refers to as SCP (Simple Control Protocol) that is targeted at the networking of everyday devices. Microsoft has announced its intent to focus this capability on home networking applications. Products from other companies such as Digi International, emWare, Ipsil, JumpTec, Lantronix, and Wind River Systems, as well as certain micro-controller manufacturers including Motorola, Texas Instruments, Micro Chip, and Philips, all of which promote directly connecting devices to the Internet, could also compete with our products. Products from companies such as Actaris, DCSI, Hexagram, Hunt Technologies, Itron, Nexus, Ramar, and Schlumberger Sema, each of which offers automatic meter reading (AMR) products for the utility industry, could compete with our broader networked energy services offerings to the utility marketplace.

Many of our competitors develop, support, and promote alternative control systems. If we are unable to promote and expand acceptance of our open, interoperable control system, our revenues and operating results may be harmed.

Many of our current and prospective competitors are dedicated to promoting closed or proprietary systems, technologies, software and network protocols or product standards that differ from or are incompatible with ours. In some cases, companies have established associations or cooperative relationships to enhance the competitiveness and popularity of their products, or to promote these different or incompatible technologies, protocols and standards. For example, in the building automation market, we face widespread reluctance by vendors of traditional closed or proprietary control systems, who enjoy a captive market for servicing and replacing equipment, to use our interoperable technologies. We also face strong competition by large trade associations that promote alternative technologies and standards in their native countries, such as the Konnex Association in Belgium, and the European Installation Bus Association in Germany, each of which has over 100 members and licensees. Other examples include various industry groups who promote alternative open standards such as BACnet in the building market, DALI in the lighting controls market, Echonet in the home control market, and a group comprised of Asea Brown Boveri, ADtranz AB, Siemens, GEC Alstrom and other manufacturers that support an alternative rail transportation protocol to our LONWORKS protocol. Our technologies, protocols, or standards may not be successful in any of our markets, and we may not be able to compete with new or enhanced products or standards introduced by existing or future competitors.

We promote an open technology platform that could increase our competition.

LONWORKS technology is open, meaning that many of our technology patents are broadly licensed without royalties or license fees. As a result, our customers are capable of developing hardware and software solutions that compete with some of our products. Because some of our customers are OEMs that develop and market their own control systems, these customers in particular could develop competing products based on our open technology. For instance, all of the network management commands required to develop software that competes with our LNS software are published. This could decrease the demand for our products and increase the competition that we face.

Downturns in the control network technology market and related markets may decrease our revenues and margins.

The market for our products depends on economic conditions affecting the broader control network technology and related markets. Downturns in these markets may cause our OEMs and system integrators to delay or cancel projects, reduce their production or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, capital spending in the technology sector has decreased over the past three years, and many of our customers and potential customers have experienced declines in their revenues and operations. In addition, concerns with respect to terrorism and geopolitical issues in the Middle East and Asia have added more uncertainty to the current economic environment. We cannot predict the impact of these events, or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may further curtail or may eliminate capital spending on control network technology. If capital spending in our markets continues to decline, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and maintain profitability.

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

To date, a substantial portion of our product sales has been to OEMs. The product and marketing decisions made by OEMs significantly affect the rate at which our products are used in control networks. We believe that because OEMs in certain industries receive a large portion of their revenues from sales of products and services to their installed base, these OEMs have tended to moderate the rate at which they incorporate LONWORKS technology into their products. They may believe that a more rapid transition to LONWORKS technology could harm their installed base business. Furthermore, OEMs that manufacture and promote products and technologies that compete or may compete with us may be particularly reluctant to employ our products and technologies to any significant extent, if at all. We may not be able to maintain or improve the current rate at which our products are accepted by OEMs and others, which could decrease our revenues.

If we do not maintain adequate distribution channels, our revenues could decrease significantly.

Currently, significant portions of our revenues are derived from sales to distributors, including EBV, the sole independent distributor of our products to OEMs in Europe. Sales to EBV, our largest distributor, accounted for 8.0% of our total net revenues for the quarter ended June 30, 2003 and 9.4% of our total net revenues for the same period in 2002; and 8.1% of our total net revenues for the six months ended June 30, 2003 and 10.1% for the same period in 2002.

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

Customer requirements for control network products can change as a result of innovations or changes within the building, industrial, transportation, utility/home and other industries. For example, new or different standards within industry segments may be adopted, giving rise to new customer requirements. These customer requirements may or may not be compatible with our current or future product offerings. Our future success depends in large part on our ability to continually enhance our existing product offerings, lower the market price for our products, and develop new products that maintain technological competitiveness. We may not be successful in modifying our products and services to address these requirements and standards. For example, certain of our competitors may develop competing technologies based on Internet Protocols (IP) that could have, or could be perceived to have, advantages over our products in remote monitoring or other applications. As another example, many competitors promote media types, such as radio frequency (wireless) and fiber optics that, even if used with LONWORKS technology, could displace sales of certain of our transceiver products. If we are not able to develop or enhance our products to respond to these changing market conditions, our revenues and results of operations will suffer.

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

Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. As of July 31, 2003, we have 89 issued U.S. patents, 7 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. If any of our patents fail to protect our technology, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

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

The Sarbanes-Oxley Act, or the Act, which was signed into law in July 2002, mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements. The Act also imposes increased civil and criminal penalties on a corporation, its chief executive and chief financial officers, and members of its Board of Directors, for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted and is considering the adoption of additional comprehensive rules and regulation relating to corporate governance. These rules, laws, and regulations have increased the scope, complexity, and cost of our corporate governance, reporting, and disclosure practices. Because compliance with these new rules, laws, and regulations will be costly and time-consuming, our management’s attention could be diverted from managing our day-to-day business operations, and our operating expenses could increase. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer, and Chief Financial Officer face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

Our existing stockholders control a significant percentage of our stock, which will limit other stockholders’ ability to influence corporate matters.

As of July 31, 2003, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our Board of Directors), beneficially owned 36.0% of our outstanding stock.

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

We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events, as well as from power outages. Many of our operations are subject to these risks, particularly our operations located in California. We have already experienced temporary power losses in our California facilities due to power shortages that have disrupted our operations, and we may in the future experience additional power losses that could disrupt our operations. While the impact to our business and operating results has not been material, it is possible that power losses will adversely affect our business in the future, or that the cost of acquiring sufficient power to run our business will increase significantly. Similarly, a natural disaster or other unanticipated problem could also adversely affect our business by, among other things, harming our primary data center or other internal operations, limiting our ability to communicate with our customers, and limiting our ability to sell our products.

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

Interest Rate Sensitivity.    We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2003 and June 30, 2002, the fair value of the portfolio would decline by an immaterial amount due primarily to the fact that current interest rates are at historically low levels. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk.    We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. Due to our modest exposure to foreign currency fluctuations, if foreign exchange rates were to fluctuate by 10% from rates at June 30, 2003, and June 30, 2002, our financial position and results of operations would not be materially affected. However, it is possible that there would be a material impact in the future.

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures.    Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.     Submission of Matters To A Vote of Security Holders

The Company held its annual meeting of stockholders on May 16, 2003 (the “Annual Meeting”). At such meeting, the following directors were elected: Robert J. Finocchio, Jr., Armas Clifford Markkula, Jr., and Robert R. Maxfield. Our incumbent directors, Michael E. Lehman, Richard M. Moley, M. Kenneth Oshman, Arthur Rock, and Larry W. Sonsini will continue to serve on the Board. The only other matter submitted to stockholder vote at the Annual Meeting was the ratification of the appointment of KPMG LLP as independent public accountants of the Company for the fiscal year ending December 31, 2003. Voting results for the KPMG LLP appointment were as follows: For: 34,257,629; Against: 66,585; Abstain: 27,747; Broker Non-Votes: 0. Voting results for the election of the directors were as follows:

	Votes For:	Votes Withheld:
Robert J. Finocchio, Jr.	34,174,392	177,569
Armas Clifford Markkula, Jr.	33,284,125	1,067,836
Robert R. Maxfield.	34,140,443	211,518

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

We filed the following reports on Form 8-K during the quarter ended June 30, 2003:

1.	On April 15, 2003, we filed a current report on Form 8-K dated April 11, 2003, under Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), attaching a press release dated April 2, 2003 and a press release dated April 14, 2003, announcing our acquisition of certain assets of Metering Technology Corporation.

2.	On April 16, 2003, we filed a current report on Form 8-K dated April 15, 2003, under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure), attaching a press release dated April 15, 2003, announcing our results of operations for the quarter ended March 31, 2003.

3.	On May 21, 2003, we filed a current report on Form 8-K dated May 15, 2003, under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure), attaching a press release dated May 15, 2003, disclosing a contractual dispute with Enel S.p.A.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: August 13, 2003	By:	/s/ OLIVER R. STANFIELD
Oliver R. Stanfield, Executive Vice President Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.