Form 10-Q
period 2003-09-30
ECHELON CORP
filed 2003-11-14
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________

FORM 10-Q
______________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒ No ☐

As of October 31, 2003, 40,296,345 shares of the Registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future that are forward-looking. These statements include those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including "Liquidity and Capital Resources," "New Accounting Standards" and "Factors That May Affect Future Results of Operations," and elsewhere in this report. These statements include statements concerning projected revenues, international revenues, expenses, gross profit, income, product development and market acceptance of our products.

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

(Unaudited)

	September 30, 2003	December 31, 2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$34,514	$34,941
Short-term investments	112,742	99,548
Accounts receivable, net	18,848	22,930
Inventories	5,372	7,991
Other current assets	2,926	3,217

Total current assets	174,402	168,627

Property and equipment, net	18,491	16,677
Goodwill	7,981	7,758
Restricted investments	10,832	10,526
Other long-term assets	2,697	3,904

TOTAL ASSETS	$214,403	$207,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,458	$5,993
Accrued liabilities	5,229	3,773
Deferred revenues	1,151	2,541

Total current liabilities	13,838	12,307

LONG-TERM LIABILITIES:
Deferred rent	397	167

Total long-term liabilities	397	167

STOCKHOLDERS’ EQUITY:
Common stock	405	400
Additional paid-in capital	271,513	268,883
Treasury stock	(3,191)	(3,191)
Accumulated other comprehensive income	542	445
Accumulated deficit	(69,101)	(71,519)

Total stockholders’ equity	200,168	195,018

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,403	$207,492

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

REVENUES:
Product	$30,447	$33,073	$93,819	$91,159
Service	285	277	807	1,094

Total revenues	30,732	33,350	94,626	92,253

COST OF REVENUES:
Cost of product	10,179	15,630	39,621	42,576
Cost of service	597	699	1,939	2,150

Total cost of revenues	10,776	16,329	41,560	44,726

GROSS PROFIT	19,956	17,021	53,066	47,527

OPERATING EXPENSES:
Product development	6,753	5,405	28,034	16,401
Sales and marketing	4,662	4,354	13,965	12,933
General and administrative	3,093	2,394	9,154	6,872

Total operating expenses	14,508	12,153	51,153	36,206

INCOME FROM OPERATIONS	5,448	4,868	1,913	11,321

INTEREST AND OTHER INCOME, NET	537	922	1,820	2,933

INCOME BEFORE PROVISION FOR INCOME TAXES	5,985	5,790	3,733	14,254

PROVISION FOR INCOME TAXES	1,496	463	1,316	1,140

NET INCOME	$4,489	$5,327	$2,417	$13,114

NET INCOME PER SHARE:
Basic	$0.11	$0.13	$0.06	$0.33

Diluted	$0.11	$0.13	$0.06	$0.32

SHARES USED IN COMPUTING NET INCOME PER SHARE:
Basic	40,186	39,658	39,980	39,388

Diluted	41,305	40,619	40,767	40,769

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended September 30,

	2003	2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$2,417	$13,114
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,921	2,893
In-process research and development	9,808	400
Provision for doubtful accounts	6	66
Deferred compensation expense	--	31
Change in operating assets and liabilities:
Accounts receivable	4,076	(3,028)
Inventories	2,619	308
Other current assets	291	3,702
Accounts payable	1,465	(409)
Accrued liabilities	1,456	913
Deferred revenues	(1,390)	207
Deferred rent	230	93

Net cash provided by operating activities	24,899	18,290

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(122,994)	(57,850)
Proceeds from maturities and sales of available-for-sale short-term investments	109,800	49,536
Unrealized gains (losses) on securities	(328)	(104)
Purchase of certain assets of Metering Technology Corporation	(11,000)	--
Purchase of BeAtHome.com, Inc.	--	(5,811)
Purchase of restricted investments	(306)	(10,696)
Change in other long-term assets	1,053	380
Capital expenditures	(4,612)	(2,477)

Net cash used in investing activities	(28,387)	(27,022)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to the exercise of employee stock options	2,635	2,782

Net cash provided by financing activities	2,635	2,782

EFFECT OF EXCHANGE RATE CHANGES ON CASH	426	405

NET DECREASE IN CASH AND CASH EQUIVALENTS	(427)	(5,545)

CASH AND CASH EQUIVALENTS:
Beginning of period	34,941	23,232

End of period	$34,514	$17,687

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$500	$387

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

Revenue Recognition

The Company’s revenues are derived primarily from the sale and license of its products and, to a lesser extent, from service revenues. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for 4.0% of total revenues for the quarter ended September 30, 2003 and 9.2% for the same period in 2002; and 3.9% of total revenues for the nine months ended September 30, 2003 and 6.7% for the same period in 2002. Service revenues consist of product technical support (including software post-contract support services), training, and custom software development services.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations. For hardware sales, including sales to distributors and third party manufacturers, these criteria are generally met at the time of shipment. For software licenses, these criteria are generally met upon shipment to the final end-user.

In accordance with Statement of Position 97-2, or SOP 97-2, Software Revenue Recognition, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. In these instances, the amount of revenue deferred at the time of sale is based on vendor specific objective evidence ("VSOE") of the fair value for each undelivered element. If VSOE of fair value does not exist for each undelivered element, all revenue attributable to the multi-element arrangement is deferred until sufficient VSOE of fair value exists for each undelivered element or all elements have been delivered.

The Company currently sells a limited number of products that are considered multiple element arrangements under SOP 97-2. Revenue for the software license element is recognized at the time of delivery of the applicable product to the end-user. The only undelivered element at the time of sale consists of post-contract customer support ("PCS"). The VSOE for this PCS is based on prices paid by the Company’s customers for stand-alone purchases of these PCS packages. Revenue for the PCS element is deferred and recognized ratably over the PCS service period. The costs of providing these PCS services are expensed when incurred.

The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to its distributors in accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists .

Service revenue is comprised of PCS, training, and custom software development services. PCS revenue is recognized ratably over the term of the support period. Training revenue is recognized when the training services are performed. In the case of custom software development services, revenue is recognized when the customer accepts the software.

Cash, Cash Equivalents and Short-Term Investments

The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of ninety days or less as cash and cash equivalents. The Company classifies its investments in debt and equity securities as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 2003, the Company’s available-for-sale securities had contractual maturities from three to twenty-four months and an average maturity of six months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the quarter and nine months ended September 30, 2003 and September 30, 2002 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income (Numerator):
Net income, basic & diluted	$4,489	$5,327	$2,417	$13,114

Shares (Denominator):
Weighted average common shares outstanding	40,186	39,679	39,980	39,409
Weighted average common shares outstanding
subject to repurchase	-	(21)	-	(21)

Shares used in basic computation	40,186	39,658	39,980	39,388
Weighted average common shares outstanding
subject to repurchase	-	21	-	21
Common shares issuable upon exercise of stock
options (treasury stock method)	1,119	940	787	1,361
Average unamortized deferred compensation	-	-	-	(1)

Shares used in diluted computation	41,305	40,619	40,767	40,769

Net income per share:
Basic	$0.11	$0.13	$0.06	$0.33

Diluted	$0.11	$0.13	$0.06	$0.32

For the three months and nine months ended September 30, 2003, stock options in the amount of 4,799,632 and 6,062,644, respectively, were not included in the computation of diluted earnings per share. For the three months and nine months ended September 30, 2002, stock options in the amount of 5,241,636 and 4,401,545, respectively, were not included in the computation of diluted earnings per share. These options were excluded from the calculation because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect of their inclusion would be anti-dilutive.

Stock-Based Employee Compensation Plans

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related Interpretations. With the exception of deferred compensation expense recorded in 2002, which was attributable to options granted during 1998, no stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income as reported	$4,489	$5,327	$2,417	$13,114
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-	-	31
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,037)	(8,064)	(17,064)	(24,966)

Pro forma net loss	$(548)	$(2,737)	$(14,647)	$(11,821)

Basic net income (loss) per share:
As reported	$0.11	$0.13	$0.06	$0.33

Pro forma	$(0.01)	$(0.07)	$(0.37)	$(0.30)

Diluted net income (loss) per share:
As reported	$0.11	$0.13	$0.06	$0.32

Pro forma	$(0.01)	$(0.07)	$(0.37)	$(0.30)

The weighted-average grant date fair value of options granted during the three months ended September 30, 2003 and September 30, 2002 was $10.61 and $10.16, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2003 and September 30, 2002 was $8.92 and $13.05, respectively. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.1%	3.6%	2.5%	4.2%
Expected volatility	103.9%	117.4%	101.0%	118.4%
Expected life (in years)	4.2	4.5	4.2	4.4

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

 In December 2002, the FASB issued SFAS No. 148, or SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123 . SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS 148 in its annual financial statements for the year ending December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending March 31, 2003. The adoption of SFAS 148 did not have an effect on the Company’s financial position or results of operations as the Company did not adopt the fair value method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created before February 1, 2003 in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In April 2003, the FASB issued SFAS No. 149, or SFAS 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s financial position or results of operations as it does not currently hold any derivative instruments or engage in hedging activities.

In May 2003, the FASB issued SFAS No. 150, or SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. As the Company has no instruments which management believes are subject to SFAS 150, the adoption of SFAS 150 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

3.      Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002

Purchased materials	$2,873	$1,432
Work-in-process	18	19
Finished goods	2,481	6,540

	$5,372	$7,991

4.  Accrued Liabilities:

             Accrued liabilities consist of the following (in thousands):

	September 30, 2003	December 31, 2002

Accrued payroll and related costs	$2,235	$1,929
Accrued marketing costs	557	481
Other accrued liabilities	2,437	1,364

	$5,229	$3,774

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

The Company operates its business as one reportable segment: the design, manufacture and sale of products for the control network industry, and markets its products primarily to the building automation, industrial automation, transportation, and utility/home automation markets. The Company’s products are marketed under the LonWorks ® brand name, which provides the infrastructure and support required to implement and deploy open, interoperable, control network solutions. All of the Company’s products either incorporate or operate with the Neuron® Chip and/or the LonWorks protocol. The Company also provides services to customers which consist of technical support and training courses covering its LonWorks network technology and products. The Company offers about 90 products and services that together constitute the LonWorks system. In general, any given customer purchases a subset of such products and services that are appropriate for that customer’s application.

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific/ Japan ("APJ"). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, restricted investments, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2003 and December 31, 2002, long-lived assets of about $37.0 million and $36.3 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the Executive Staff when making decisions about resource allocation to the geographic areas based on their performance.

In North America, the Company sells its products through a direct sales organization. Outside North America, direct sales, applications engineering and customer support are conducted through the Company’s operations in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped. Summary information by geography for the quarters and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenues from customers:
Americas	$4,085	$3,800	$11,860	$10,956
EMEA	24,341	16,744	69,749	42,263
APJ	2,239	12,806	13,017	39,034
Unallocated	67	0	0	0

Total	$30,732	$33,350	$94,626	$92,253

Gross profit:
Americas	$2,573	$2,301	$7,369	$6,457
EMEA	15,884	8,404	39,067	22,440
APJ	1,433	6,316	6,630	18,630
Unallocated	66	0	0	0

Total	$19,956	$17,021	$53,066	$47,527

Income (loss) from operations:
Americas	$1,651	$1,471	$4,609	$3,732
EMEA	14,935	7,671	36,166	19,911
APJ	575	5,444	4,168	15,892
Unallocated	(11,713)	(9,718)	(43,030)	(28,214)

Total	$5,448	$4,868	$1,913	$11,321

Products sold to Enel S.p.A., an Italian utility company ("Enel") and its designated manufacturers accounted for 64.2% of total revenues for the quarter ended September 30, 2003 and 69.5% for the same period in 2002; and 67.1% of total revenues for the nine months ended September 30, 2003 and 66.4% for the same period in 2002. For the quarter ended September 30, 2003, 99.9% of the revenues under the Enel program were derived from products shipped to customers in EMEA and the remaining 0.1% were derived from products shipped to customers in APJ. For the nine months ended September 30, 2003, 88.4% of the Enel program revenues were derived from products shipped to customers in EMEA and the remaining 11.6% to customers in APJ.

EBV Elektronik GmbH, or EBV, the sole independent distributor of the Company’s products in Europe, accounted for 10.8% of total revenues for the quarter ended September 30, 2003 and 7.9% for the same period in 2002; and 8.9% of total revenues for the nine months ended September 30, 2003 and 9.3% for the same period in 2002.

6.    Income Taxes:

The provision for income taxes for the quarter and nine months ended September 30, 2003 and 2002 includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes and the utilization of net operating losses not previously benefited.

7.      Related Party:

In September 2000, the Company entered into a stock purchase agreement with Enel. At the same time, the Company also entered into a research and development agreement with an affiliate of Enel. Under the terms of the R&D agreement, the Company is cooperating with Enel to integrate LonWorks technology into Enel’s remote metering management project in Italy. For the quarter and nine months ended September 30, 2003, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $19.7 million and $63.5 million respectively, $13.7 million of which is included in Accounts Receivable at September 30, 2003. For the quarter and nine months ended September 30, 2002, the Company recognized revenue from products sold to Enel and its designated manufacturers of approximately $23.2 million and $61.3 million respectively, $26.4 million of which was included in Accounts Receivable at September 30, 2002.

8.      Stock Repurchase Program:

In September 2001, the Company’s board of directors approved a stock repurchase program, which expired in September 2003. During the quarter ended September 30, 2003, no shares were repurchased under the program. Since inception of the repurchase plan, the Company has repurchased a total of 265,000 shares of its common stock at a cost of $3.2 million.

9.     Acquisition:

On April 11, 2003, the Company acquired certain assets from privately held Metering Technology Corporation ("MTC") of Scotts Valley, California for $11.0 million. The assets acquired do not constitute a business as defined in SFAS No. 141, Business Combinations . As such, no goodwill has been recorded in conjunction with this transaction.

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

Of the acquired intangible assets of approximately $10.8 million, $9.8 million has been assigned to IPR&D and was expensed on the date the assets were acquired. The remaining $957,000 has been assigned to purchased technology and is being amortized over its estimated useful life of 1 year. For the three and nine month periods ended September 30, 2003, amortization expense related to this purchased technology was approximately $239,000 and $478,000, respectively.

10.  Warranty Reserves:

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, historical costs of repair, and knowledge of new products introduced. Estimated reserves for warranty costs are recorded at the time of shipment. The reserve for warranty costs was $205,000 as of September 30, 2003 and $229,000 as of December 31, 2002.

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

The following discussion contains forward-looking statements including, without limitation, statements regarding our liquidity position and our expected overall growth that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below in "Factors That May Affect Future Results of Operations" and elsewhere in this Quarterly Report.

Overview

Echelon Corporation was incorporated in California in February 1988, and reincorporated in Delaware in January 1989. We are based in San Jose, California, and maintain offices in nine foreign countries throughout Europe and Southeast Asia. We develop, market and support a wide array of products and services based on our LonWorks technology that enable Original Equipment Manufacturers ("OEMs") and systems integrators to design and implement open, interoperable, distributed control networks. We offer these hardware and software products to OEMs and systems integrators in the building, industrial, transportation, utility/home and other automation markets. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or annual contract basis.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our investments, allowance for doubtful accounts, revenues, inventories, asset impairments, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies relate to those policies that are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

Estimating Sales Returns and Allowances. We sell our products and services to OEMs, systems integrators, and our other customers directly through our sales force and indirectly through distributors around the world. Sales to certain distributors are made under terms allowing limited rights of return. Sales to EBV, our largest distributor, accounted for 10.8% of total net revenues for the quarter ended September 30, 2003 and 7.9% for the same period in 2002; and 8.9% of total net revenues for the nine months ended September 30, 2003 and 9.3% for the same period in 2002. Worldwide sales to distributors, including those to EBV, accounted for approximately 15.8% of total net revenues for the quarter ended September 30, 2003 and 12.0% of total net revenues for the same period in 2002; and 12.8% of total net revenues for the nine months ended September 30, 2003 and 14.7% of total net revenues for the same period in 2002.

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

Other material sales-related estimates include our allowance for sales discounts and rebates that we identify and reserve for at the time of sale. Our allowances for sales returns and other sales-related reserves were approximately $1.4 million as of September 30, 2003, and $2.1 million as of December 31, 2002.

Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, customer credit-worthiness, changes in our customers’ payment patterns and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future. Our allowance for doubtful accounts was $580,000 as of September 30, 2003 and $570,000 as of December 31, 2002.

Inventory Valuation. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventories on hand, in excess of one year’s forecasted demand, are not valued. In addition, we write off inventories that we consider obsolete. We adjust remaining inventory balances to approximate the lower of our cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. Our reserve for excess and obsolete inventory was approximately $1.5 million as of September 30, 2003 and $1.6 million as of December 31, 2002.

Warranty Reserves. When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors change materially in the future, we may be required to increase our warranty reserve. Our reserve for warranty costs was $205,000 as of September 30, 2003 and $229,000 as of December 31, 2002.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to $8.9 million as of September 30, 2003.

We adopted SFAS 142 on January 1, 2002, and, as a result, ceased amortizing approximately $2.1 million of goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. The balance of goodwill as of September 30, 2003 was $8.0 million. We review goodwill for impairment annually during the quarter ending March 31. If, as a result of an annual or any other impairment review that we perform in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge. Such a charge could have a material adverse impact on our financial position and/or operating results.

Results of Operations

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and September 30, 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenues:
Product	99.1%	99.2%	99.1%	98.8%
Service	0.9	0.8	0.9	1.2

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	33.1	46.9	41.9	46.2
Cost of service	2.0	2.1	2.0	2.3

Total cost of revenues	35.1	49.0	43.9	48.5

Gross profit	64.9	51.0	56.1	51.5

Operating expenses:
Product development	22.0	16.2	29.6	17.8
Sales and marketing	15.1	13.0	14.8	14.0
General and administrative	10.1	7.2	9.7	7.4

Total operating expenses	47.2	36.4	54.1	39.2

Income from operations	17.7	14.6	2.0	12.3
Interest and other income, net	1.8	2.8	1.9	3.2

Income before provision for income taxes	19.5	17.4	3.9	15.5
Provision for income taxes	4.9	1.4	1.4	1.2

Net income	14.6%	16.0%	2.5%	14.3%

Revenues

Total Revenues. Total revenues were $30.7 million for the quarter ended September 30, 2003, and $33.4 million for the same period in 2002. The $2.6 million decrease between the two quarters was the result of a $3.4 million reduction in Enel program related revenues offset by an $824,000 increase in non-Enel program revenue. For the nine months ended September 30, 2003, total revenues grew by $2.4 million, or 2.6%, to $94.6 million from $92.3 million in the same period of 2002. The increase in revenues between the two nine month periods was primarily the result of a $2.2 million increase in product revenues sold under the Enel program, with a $165,000 increase in non-Enel program revenue.

Enel program revenues. Products sold to Enel and its designated manufacturers accounted for $19.7 million, or 64.2% of total revenues for the quarter ended September 30, 2003, and $23.2 million, or 69.5% for the same period in 2002. For the nine months ended September 30, 2003, Enel program revenues accounted for $63.5 million, or 67.1% of total revenues, as compared to $61.3 million, or 66.4% for the same period in 2002. The $3.4 million decrease in Enel program revenues between the two quarters was primarily attributable to a reduction in the number of electricity meter components (also referred to as metering kit products) sold to Enel’s meter manufacturers at lower average selling prices, offset by an increase in the number of data concentrator products sold. The reduction in metering kit product sales was the result of the meter manufacturer’s transition to a new version of the metering kit. The $2.2 million increase between the two nine month periods was attributable to an increase of shipments of data concentrator and metering kit products offset by decreases in the selling price for both of these items. Under the terms of our agreement with Enel, pricing for these products is reduced based on the cumulative number of units shipped. We sell our products to Enel and its designated manufacturers in United States dollars. Therefore, the associated revenues are not subject to foreign currency risks.

 In May 2003, we announced a contractual dispute with Enel relating to the transition from the current version of the metering kit that we sell to Enel’s meter manufacturers to the next generation of metering kit. As a result of this dispute, we deferred approximately $2.7 million of Enel program related revenues that otherwise would have been recognized in the second quarter of 2003. In July 2003, we announced that the dispute with Enel had been resolved. As a result, we were able to recognize the $2.7 million of deferred revenue in the third quarter of 2003. Had we not deferred the $2.7 million of Enel program revenue, the decrease in Enel program revenues from the second quarter to the third quarter would have been significantly more pronounced.

If the Enel program achieves its targeted volumes for 2003, we expect that total revenues attributable to the project will account for approximately 65% of our total revenue for the year. We believe that fourth quarter 2003 Enel program revenues will decrease more significantly from third quarter levels as Enel’s meter manufacturers complete their transition from the second version to the third version of the metering kit and Enel re-aligns its inventory of data concentrator products. If, after 2003, the program continues to move forward under Enel’s current roll-out plan, we believe that revenue attributable to the project will continue to account for a material portion of our overall revenues during 2004. Once the project is completed, or if it were cancelled prior to its completion, we would experience a significant drop in our overall revenue, which would have a material negative impact on our financial position and results of operations. Given our significant dependence on one customer at this time, we continue to seek opportunities to expand our customer base. In 2002, we formed a new sales and marketing organization that has been tasked with identifying other customers for our networked energy services products. However, we can give no assurance that their efforts will be successful.

Non-Enel program revenues. Non-Enel program revenues accounted for $11.0 million, or 35.8% of total revenues for the quarter ended September 30, 2003, and $10.2 million, or 30.5% for the same period in 2002. For the nine months ended September 30, 2003, non-Enel program revenues accounted for $31.2 million, or 32.9% of total revenues, as compared to $31.0 million, or 33.6% for the same period in 2002. The $824,000, or 8.1%, increase in non-Enel program revenues between the two quarters was primarily attributable to increased sales of our control and connectivity, network services, and LonPoint® products. The $165,000 increase between the two nine-month periods is primarily attributable to increased sales of our i .LON®, network services, and LonPoint products, offset by decreases in sales of our control and connectivity products, development tool products, and customer support and training services. To a lesser extent, the impact of exchange rates on sales made in foreign currencies, principally the Japanese Yen, also contributed to the increase between the two nine month periods.

Product revenues. Product revenues decreased by $2.6 million, or 7.9%, to $30.5 million in the third quarter of 2003 from $33.1 million for the same period in 2002. The decrease in product revenues between the two quarters was attributable to the $3.4 million decrease in Enel program revenues offset by an $818,000 increase in non-Enel product revenues. For the nine months ended September 30, 2003, product revenues increased $2.7 million, or 2.9%, to $93.8 million from $91.2 million for the same period in 2002. The increase in product revenues between the two nine month periods was primarily attributable to increased Enel program revenues, and to a lesser extent, by increased sales of non-Enel products.

Service revenues . Service revenues increased $8,000, or 2.9%, to $285,000 in the third quarter of 2003 from $277,000 in the third quarter of 2002. For the nine months ended September 30, 2003, service revenues declined by $287,000, or 26.2%, to $807,000 from $1,094,000 in the same period of 2002. The decrease in service revenues between the two nine month periods was the result of continued decreases in customer support and training revenues. We believe that the ongoing worldwide economic downturn has forced many of our customers to curtail spending for training and support. We do not expect our service revenues to improve so long as these economic conditions continue.

EBV revenues. Sales to EBV, our largest distributor and the sole independent distributor of our products in Europe, accounted for $3.3 million, or 10.8% of our total revenues for the quarter ended September 30, 2003, and $2.6 million, or 7.9% of our total revenues for the same period in 2002. For the nine months ended September 30, 2003, sales to EBV accounted for $8.5 million, or 8.9% of our total revenues, compared to $8.6 million, or 9.3% of total revenues for the same period in 2002. Our contract with EBV expires in December 2003. While we expect that our agreement with EBV will be renewed at that time, if EBV does not renew its agreement with us, or renews on less favorable terms to us, our revenues could decrease and our financial position could be harmed. We currently sell our products to EBV in United States dollars. Therefore, the associated revenues are not subject to foreign currency risks.

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

During the third quarter of 2003, gross profit increased 17.2% to $20.0 million from $17.0 million in the second quarter of 2002. For the nine months ended September 30, 2003, gross profit increased 11.7% to $53.1 million from $47.5 million in the same period of 2002. As a percentage of revenues, gross profit increased to 64.9% in the third quarter of 2003 from 51.0% in the same period of 2002. Gross profit as a percentage of revenues increased to 56.1% for the nine months ended September 30, 2003, from 51.5% for the same period in 2002.

Gross profit, as a percentage of revenues, improved during the third quarter of 2003 due primarily to the recognition of approximately $3.0 million of Enel program related revenue with no corresponding cost of goods sold. This $3.0 million, $2.7 million of which was deferred from the second quarter of 2003 to the third quarter of 2003, is attributable to the surcharge Enel agreed to pay us for continuing to ship a former version of the metering kit to Enel’s meter manufacturers. Without this $3.0 million surcharge, gross profit, as a percentage of revenues, would have been 61.1% for the quarter ended September 30, 2003, and 54.6% for the nine months ended September 30, 2003. In addition to the $3.0 million surcharge, gross margins for both the three and nine month periods ended September 30, 2003 were favorably impacted by the mix of products sold as well as one-time reductions in certain overhead charges and manufacturing variances. We expect that, during the fourth quarter of 2003, gross profit as a percentage of revenues will return to recent levels.

Operating Expenses

Product development . Product development expenses consist primarily of payroll and related expenses for development personnel, expensed material, and facility costs associated with the development of new technologies and products. Product development expenses for the third quarter of 2003 grew by $1.3 million, or 24.9%, to $6.8 million from $5.4 million in the same quarter of 2002, representing 22.0% of total revenues for the second quarter of 2003 and 16.2% of total revenues for the same period in 2002. Product development expenses for the nine months ended September 30, 2003 grew by $11.6 million, or 70.9%, to $28.0 million from $16.4 million in the same period of 2002, representing 29.6% of total revenues for the nine months ended September 30, 2003 and 17.8% of total revenues for the same period in 2002.

The increase in product development expenses for both the quarter and nine months was due primarily to the asset acquisition transaction with Metering Technology Corporation, or MTC, that occurred during the second quarter of 2003. For additional information relating to this transaction, please refer to Note 9 in the Notes to Condensed Consolidated Financial Statements. For the three months ended September 30, 2003, total product development costs associated with the MTC transaction and ongoing operations amounted to $1.5 million, and consisted of $1.2 million of ongoing day-to-day operating expenses (primarily payroll and facilities costs for the nineteen former MTC employees who joined Echelon), and $239,000 of amortization expense related to the purchased technology acquired from MTC. For the nine months ended September 30, 2003, total product development costs associated with the MTC transaction and ongoing operations amounted to approximately $12.5 million. This $12.5 million included a charge of $9.8 million related to in-process research and development taken in the second quarter of 2003, $2.2 million of ongoing day-to-day operating expenses, and $478,000 of purchased technology related amortization expense.

We expect that, for the remainder of 2003, our quarterly product development expenses will be somewhat higher than historical levels due in part to the added costs of the employees who were formerly MTC personnel and the ongoing amortization of the purchased technology acquired from MTC.

Sales and marketing. Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, advertising and product promotion and facilities costs associated with our sales and support offices. Sales and marketing expenses for the third quarter of 2003 increased by $308,000, or 7.1%, to $4.7 million from $4.4 million in the same quarter of 2002, representing 15.2% of total revenues for the third quarter of 2003 and 13.1% of total revenues for the same period in 2002. Sales and marketing expenses for the nine months ended September 30, 2003 increased $1.0 million, or 8%, to $14.0 million from $12.9 million in the same period of 2002, representing 14.8% of total revenues for the nine months ended September 30, 2003 and 14.0% for the same period in 2002.

The increase in sales and marketing expenses for both the quarter and nine months ended September 30, 2003, was primarily due to the impact of foreign currency exchange rate fluctuations between the United States dollar and the local currency in several of the foreign countries in which we operate. For the quarter ended September 30, 2003, approximately $115,000 of the $308,000 increase over 2002 expenses was attributable to foreign currency exchange rate fluctuations. For the nine months ended September 30, 2003, approximately $511,000 of the $1.0 million increase over 2002 amounts was attributable to these rate fluctuations. Additional items affecting the increase in sales and marketing expenses during the quarter ended September 30, 2003 as compared to the same period in 2002 were increased salary and other compensation related expenses, increased costs for third party service providers, offset by reduced travel and entertainment expenses. For the nine months ended September 30, 2003, additional items affecting the increase in sales and marketing expenses over the same period in 2002 were increased salary and other compensation related expenses, increased costs for third party service providers, and recruiting expenses, offset by reductions in travel and entertainment expenses.

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

General and administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, insurance, professional fees and other general corporate expenses. General and administrative expenses in the third quarter of 2003 increased by $699,000, or 29.2%, to $3.1 million from $2.4 million in the same quarter of 2002, representing 10.1% of total revenues for the third quarter of 2003 and 7.2% of total revenues for the same period in 2002. General and administrative expenses for the nine months ended September 30, 2003 increased by $2.3 million, or 33.2%, to $9.2 million from $6.9 million in the same period of 2002, representing 9.7% of total revenues for the nine months ended September 30, 2003 and 7.4% of total revenues for the same period in 2002.

Included in general and administrative expenses for the quarter ended September 30, 2003 were approximately $730,000 in rent, depreciation, and other expenses attributable to our new second building at our corporate headquarters facility in San Jose. For the nine months ended September 30, 2003, costs related to this second building amounted to $1.2 million. Excluding the costs associated with the new building, general and administrative expenses were approximately $31,000 lower in the quarter ended September 30, 2003 as compared to the same period in 2002. Contributing to this reduction were decreases in travel and entertainment costs, fees paid to external service providers, and bad debt charges, offset by increased salary and other compensation related costs. For the nine months ended September 30, 2003, general and administrative costs, not including costs associated with the new San Jose facility, increased by $1.1 million over the same period in 2002. This increase related primarily to increases in salaries and other compensation related costs, fees paid to external service providers (relating to the MTC transaction), business insurance costs, and director expenses, offset by reductions in travel and entertainment costs and bank charges.

We expect that, for the remainder of 2003, quarterly general and administrative costs will remain at or slightly above their current levels.

Interest and Other Income, Net

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. In addition, foreign exchange translation gains and losses related to short-term intercompany balances are also reflected in this amount. Interest and other income, net for the second quarter of 2003 decreased by $385,000, or 41.8%, to $537,000 from $922,000 in 2002. Interest and other income, net for the nine months ended September 30, 2003 decreased by $1.1 million, or 37.9%, to $1.8 million from $2.9 million for the same period in 2002.

Although the average amount of our invested cash increased for both the quarter and nine months ended September 30, 2003 as compared to the same periods in 2002, the impact of the Federal Reserve Board’s short-term interest rate reductions, which began in late 2001 and have continued through 2003, have had a negative impact on our interest income. As short-term investments we purchased in 2001 and 2002 come to maturity, we have been forced to re-invest these funds in instruments with lower effective yields, thus reducing interest income. In addition, during the third quarter of 2003, the impact of foreign exchange translation losses on our short-term intercompany balances also contributed to the decline in interest and other income for the three and nine months ended September 30, 2003.

As long as interest rates remain low, we expect that our interest income will remain low as compared to historical levels. In addition, future fluctuations in the exchange rates between the United States dollar and the currencies in which we maintain our short-term intercompany balances (principally the European Euro and the British Pound Sterling) will also affect our interest and other income, net.

Provision for Income Taxes

The provision for income taxes for the quarter and nine months ended September 30, 2003 includes a provision for federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes for the quarter and nine months ended September 30, 2003 primarily consist of minimum taxes related to profitable foreign subsidiaries, federal minimum taxes, and various state minimum taxes. Income taxes were $1.5 million for the quarter ended September 30, 2003 and $463,000 for the same period in 2002. Income taxes were $1.3 million for the nine months ended September 30, 2003, and $1.1 million for the same period in 2002.

Our effective tax rate for the fourth quarter of 2003 will fluctuate significantly from historical levels as our income and sources of income change.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although recently we have also been able to finance our operations through operating cash flow. From inception through September 30, 2003, we raised $271.9 million from the sale of preferred stock and common stock.

Net cash provided by operating activities. Net cash provided by operating activities has historically been driven by net income levels combined with depreciation and amortization, in-process research and development charges, and fluctuations in operating asset and liability balances. Net cash provided by operating activities was $24.9 million for the nine months ended September 30, 2003, a $6.6 million increase from the comparable period in 2002. For the nine months ended September 30, 2003, net cash provided by operating activities was generated primarily from net income of $2.4 million; depreciation, amortization, and in-process research and development of $13.7 million; and changes in the following operating assets and liabilities: decreases in accounts receivable (primarily related to the Enel program), inventories, and other current assets, as well as increases in accounts payable, and accrued liabilities. Partially offsetting this was a decrease in deferred revenues. For the nine months ended September 30, 2002, net cash provided by operating activities of $18.3 million was generated primarily from net income of $13.1 million; depreciation, amortization, and in-process research and development of $3.3 million, and changes in the following operating assets and liabilities: a decrease in current assets partially offset by an increase in accounts receivable.

Net cash used for investing activities. Net cash used for investing activities has historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used for investing activities was $28.4 million for the nine months ended September 30, 2003, a $1.4 million increase from the comparable period in 2002. For the nine months ended September 30, 2003, net cash used for investing activities was primarily the result of purchases of available-for-sale short-term investments, our $11.0 million purchase of certain assets of MTC, and capital expenditures of $4.6 million, offset by a $1.1 million reduction in long-term assets. For the nine months ended September 30, 2002, net cash used for investing activities of $27.0 million was principally due to the purchase of $10.7 million of restricted investments required by our bank to collateralize certain credit facilities issued to us, net cash paid of $5.8 million for BeAtHome.com, Inc., purchases of available-for-sale short-term investments, and capital expenditures of $2.5 million.

Net cash provided by financing activities. Net cash provided by financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase program (see Note 8 to the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on our stock repurchase program). Net cash provided by financing activities was $2.6 million for the nine months ended September 30, 2003, a $147,000 decrease from the comparable period in 2002. For the nine months ended September 30, 2003, net cash provided by financing activities was comprised of proceeds from the exercise of stock options by employees. For the nine months ended September 30, 2002, net cash provided by financing activities of $2.8 million was comprised of proceeds from the exercise of stock options by employees and, to a lesser extent, by the proceeds from the exercise of stock warrants by some of our warrant holders who are also directors of our company.

As of September 30, 2003, our principal sources of liquidity included cash, cash equivalents and short-term investments of $147.3 million ($114.4 million as of September 30, 2002) and trade accounts receivable of $18.8 million ($22.9 million as of September 30, 2002). As of September 30, 2003, we had working capital, defined as current assets less current liabilities, of $160.6 million ($151.8 million as of September 30, 2002). We believe that our existing sources of liquidity will satisfy our projected working capital and other cash requirements for at least the next twelve months. However, in the unlikely event that we would require additional financing within this period, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

Related Party Transactions

During the quarters ended September 30, 2003 and 2002, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

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

In September 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million (see Note 7 to the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on our transactions with Enel). The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. As of October 31, 2003, Enel had not disposed of any of its 3.0 million shares.

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. Enel appointed Mr. Francesco Tatò as its representative to our board of directors in September 2000. As a consequence of the expiration of Mr. Tatò’s mandate as Enel’s Chief Executive Officer, Mr. Tatò resigned as Board member in all of Enel’s subsidiaries and affiliates, including Echelon. His resignation from our board of directors was effective in June 2002. Enel has reserved its right to nominate a new member of our board of directors. During the term of service of Enel’s representative on our board of directors from September 2000 to September 2002, Enel’s representative abstained from resolutions on any matter relating to Enel.

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel. Under the terms of the research and development agreement, we are cooperating with Enel to integrate our LonWorks technology into Enel’s remote metering management project in Italy. We recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $19.7 million for the quarter ended September 30, 2003 and $63.5 million for the nine months ended September 30, 2003, $13.7 million of which was included in Accounts Receivable at September 30, 2003. We recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $23.2 million for the quarter ended September 30, 2003 and $61.3 million for the nine months ended September 30, 2002, $26.4 million of which was included in Accounts Receivable at September 30, 2002.

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

In December 2002, the FASB issued SFAS No. 148, or SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed format and provide the additional disclosures required by SFAS 148 in our annual financial statements for the year ending December 31, 2002 and must also provide the disclosures in our quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending March 31, 2003. The adoption of SFAS 148 did not have an effect on our financial position or results of operations as we did not adopt the fair value method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created before February 1, 2003 in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material impact on our financial position, results of operations, or cash flows.

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

In April 2003, the FASB issued SFAS No. 149, or SFAS 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our financial position or results of operations as we do not currently hold any derivative instruments or engage in hedging activities.

In May 2003, the FASB issued SFAS No. 150, or SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. As we have no instruments which management believes are subject to SFAS 150, the adoption of SFAS 150 did not have a material effect on our financial position, results of operations, or cash flows.

Equity Based Compensation

We have two plans under which we grant options: the 1997 Stock Plan, or the "1997 Plan," and the 1998 Director Option Plan, or the "Director Option Plan." A more detailed description of each plan can be found in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution:

	Nine Months Ended	Year Ended December 31,
	September 30,
	2003	2002	2001	2000

Shares of common stock outstanding	40,263,373	39,725,550	38,753,360	38,049,696

Options granted	2,233,745	2,282,750	2,560,225	1,789,975
Options cancelled	(482,067)	(81,872)	(244,314)	(320,905)

Net options granted	1,751,678	2,200,878	2,315,911	1,469,070

Grant dilution *	4.4%	5.5%	6.0%	3.9%

Options exercised	647,050	631,917	971,107	1,810,262

Exercise dilution **	1.6%	1.6%	2.5%	4.8%

*      The percentage for grant dilution is computed based on options granted less options cancelled as a percentage of total outstanding shares of common stock.

**    The percentage for exercise dilution is computed based on options exercised as a percentage of total outstanding shares of common stock.

The following table summarizes the options granted to our Named Executive Officers, whose names can be found under the section entitled "Executive Options" below. For the years ended December 31, the Named Executive Officers represent our Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the respective fiscal year were in excess of $100,000. For the nine months ended September 30, 2003, our Named Executive Officers include the same group of individuals as was reported for the year ended December 31, 2002.

	Nine Months Ended	Year Ended December 31,
	September 30,
	2003	2002	2001	2000

Options granted to the Named Executive Officers	380,000	540,000	450,000	280,000

Options granted to the Named Executive Officers as a % of net options granted	21.7%	24.7%	19.4%	19.1%

Options granted to the Named Executive Officers as a % of outstanding shares	0.9%	1.4%	1.2%	0.7%

Cumulative options held by Named Executive Officers as a % of total outstanding options	21.3%	23.8%	24.8%	32.7%

General Option Information

The following table summarizes option activity under all plans since December 31, 2002 (prices are weighted average prices):

		Options Outstanding

	Options Available for Grant	Number Outstanding	Weighted-Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2002	3,118,416	8,134,914	$17.44
Granted	(2,233,745)	2,233,745	12.68
Cancelled	482,067	(482,067)	29.49
Exercised	---	(647,050)	6.31
Additional shares reserved	2,086,277	---	---

BALANCE AT SEPTEMBER 30, 2003	3,453,015	9,239,542	$16.44

The following table summarizes the stock options outstanding as of September 30, 2003:

	Exercisable		Unexercisable		Total
As of September 30, 2003	Shares (#)	Weighted Average Exercise Price ($)	Shares (#)	Weighted Average Exercise Price ($)	Shares (#)	Weighted Average Exercise Price ($)

In-the-Money	1,742,114	$8.63	814,695	$11.13	2,556,809	$9.43
Out-of-the-Money *	3,441,378	22.20	3,241,355	15.84	6,682,733	19.12

Total Options Outstanding	5,183,492	$17.64	4,056,050	$14.90	9,239,542	$16.44

* Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $11.90 at the end of the quarter.

Certain options issued under the 1997 Plan may be exercised at any time prior to their expiration, even if those options have not yet vested. Shares issued upon exercise of unvested options are considered unvested shares. Once issued, the unvested shares continue vesting in accordance with original option’s vesting schedule. If the option holder’s employment or service with our company terminates before the unvested shares become fully vested, we have the right, at our discretion, to repurchase from the option holder any unvested shares at the exercise price paid by the option holder. As of September 30, 2003, there were no exercised shares subject to repurchase by our company. Of the 5,183,492 options exercisable as of September 30, 2003, 4,697,543 were vested.

Executive Options

The following table sets forth certain information with respect to stock options granted to our Named Executive Officers during the nine-month period ended September 30, 2003. All option grants were made under the 1997 Plan.

	Individual Grants

	Number of Securities Underlying Options	% of Total Options Granted to Employees in Fiscal	Exercise Price Per	Expiration	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term ($) **
Name	Granted	Year *	Share ($)	Date	5%	10%

M. Kenneth Oshman	120,000	5.4	12.91	5/21/2008	428,015	945,802
Beatrice Yormark	80,000	3.6	12.91	5/21/2008	285,344	630,535
Oliver R. Stanfield	80,000	3.6	12.91	5/21/2008	285,344	630,535
Frederick H. Bruggink	50,000	2.2	12.91	5/21/2008	178,340	394,084
Peter A. Mehring	50,000	2.2	12.91	5/21/2008	178,340	394,084

*      Based on a total of 2,233,745 options granted to all employees during the nine months ended September 30, 2003.
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

The following table sets forth, for our Named Executive Officers, certain information concerning shares acquired upon the exercise of stock options during the nine months ended September 30, 2003, as well as exercisable and unexercisable options held as of September 30, 2003.

			Number of Securities Underlying Unexercised Options at September 30, 2003 (#)		Value of Unexercised In-the-Money Options at September 30, 2003 ($) **
	Shares Acquired on	Value Realized
Name	Exercise (#)	($) *	Exercisable	Unexercisable	Exercisable	Unexercisable

M. Kenneth Oshman	100,000	591,000	820,000	--	725,550	--
Beatrice Yormark	50,000	295,500	187,498	167,502	371,535	5,740
Oliver R. Stanfield	125,000	860,775	112,498	167,502	8,760	5,740
Frederick H. Bruggink	---	---	173,957	56,043	36,360	5,740
Peter A. Mehring	75,000	547,750	178,957	106,043	371,535	5,740

*     The value realized is based on the closing price of our common stock on the date of exercise, minus the per share exercise price, multiplied by the number of shares exercised.

**    The value of underlying securities is based on the $11.90 per share closing price of our common stock on September 30, 2003, minus the aggregate exercise price. Only options that are in the money are included in this analysis.

Equity Compensation Plan Information

The following table summarizes our Company’s stock option plans as of September 30, 2003.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Issuance Under Stock Option Plans *

Equity compensation plans approved by stockholders	9,239,542	$16.44	3,453,015

Equity compensation plans not approved by stockholders	---	---	---

Total	9,239,542	$16.44	3,453,015

*      Both the 1997 Plan and the Director Plan provide for annual increases to the number of shares authorized for issuance under the plan. The amounts reflected in this table represent balances remaining available for future stock option issuance as of September 30, 2003.

Accounting for Stock-Based Employee Compensation Plans

We account for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related Interpretations. With the exception of deferred compensation expense recorded in 2002, which was attributable to options granted during 1998, no stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

In September 2000, we entered into a research and development agreement with an affiliate of Enel S.p.A., an Italian utility company. Under the terms of the agreement, we agreed to work with Enel to integrate our LonWorks technology into Enel’s Contatore Elettronico remote metering management project in Italy. During the third quarter of 2003, revenue attributable to the Contatore Elettronico project was approximately $19.7 million, or 64.2% of our total revenue. We expect the Contatore Elettronico project to account for the majority of our targeted revenue for 2003.

We face a number of risks as we continue this project, including:

•      a dispute could develop between Enel and our company regarding product suitability, quality, price, quantities, scope of the parties obligations, or other issues. If any dispute is not resolved in a timely manner, the project, or revenue generated from the project, could be delayed, could become less profitable to us, could result in damages or losses, or either we or Enel could seek to terminate the research and development agreement. For example, as a result of a dispute regarding the compensation owed to us for the transition from the second version of metering kit to the third generation of metering kit, which dispute has since been resolved, we deferred approximately $2.7 million of revenue from the second quarter to the third quarter of 2003;

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

Enel has selected several contract equipment manufacturers, or meter manufacturers, to manufacture electricity meters for the Contatore Elettronico project. We sell a product called a metering kit to these meter manufacturers as part of this project. Our shipments of metering kits depend to a large extent on the production of electricity meters. In addition, the sales of our data concentrator products to Enel depend, in part, on the production of electricity meters. Our success under the Contatore Elettronico project could be affected by the meter manufacturers for many reasons, including:

•      the meter manufacturers may experience a loss of production in 2003 as they transition from manufacturing electricity meters using our current form of metering kit to a newer form of metering kit based upon our PL 3120® Power Line Smart Transceiver, or during the transition from the then current design of electricity meter to a newer design of electricity meter;
•      disputes may arise with us regarding responsibility for costs incurred by the meter manufacturers as they transition from one form of metering kit to another;
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

The Neuron Chip is an important component that our customers use in control network devices. In addition, the Neuron Chip is an important device that we use in many of our products. Neuron Chips are currently manufactured and distributed by Toshiba and Cypress Semiconductor under license agreements we maintain with them. The agreements, among other things, grant Toshiba and Cypress the worldwide right to manufacture and distribute Neuron Chips using technology licensed from us, and require us to provide support, as well as unspecified updates to the licensed technology, over the terms of the agreements. The Cypress agreement expires in April 2009, and the Toshiba agreement expires in January 2010. However, we cannot be certain that these manufacturers will continue to supply Neuron Chips until these contracts expire, and we currently have no other source of supply for Neuron Chips. If either Toshiba or Cypress were to cease designing, manufacturing, and distributing Neuron Chips, we could be forced to rely on a sole supplier for Neuron Chips. If both Toshiba and Cypress were to exit this business, we would attempt to find a replacement. This would be an expensive and time-consuming process, with no guarantee that we would be able to find an acceptable alternative source.

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

Our future success will also depend significantly on our ability to manufacture our products cost-effectively and in sufficient volumes. For most of our products requiring assembly, we use contract electronic manufacturers, including WKK Technology, Able Electronics, and TYCO TEPC/Transpower. These contract electronic manufacturers procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks. By using third parties to manufacture our products, we have reduced control over quality, costs, delivery schedules, product availability, and manufacturing yields. In addition, contract electronic manufacturers can themselves experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers. We will also face risks if and when we transition between contract electronic manufacturers. For example, we may have to move raw material and in-process inventory between locations in different parts of the world. Also, we would be required to re-establish acceptable manufacturing processes with a new work force. We could also be liable for excess or unused inventory held by contract manufacturers for use in our products. This inventory may become obsolete as a result of engineering changes that we make. In addition, we may no longer need this inventory because of factors such as changes in our production build plans, miscommunication between us and a contract manufacturer or errors made by a contract manufacturer in ordering material for use in our products. Under our contracts with these contract electronic manufacturers, we would become liable for all or some of these excess or obsolete inventories in the event our manufacturing agreement with them is cancelled and they are unable to return the material to their suppliers.

The failure of any key manufacturer to produce products on time, at agreed quality levels, and fully compliant with our product, assembly and test specifications could adversely affect our revenues and gross profit, and could result in claims against us by our customers.

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

We cannot assure you that our NES system will be accepted in the utility market place. For example, in order to realize all of the benefits of the NES system, a utility must replace its metering infrastructure with a homogenous population of intelligent, networked meters. To date, Enel is the only utility we know of that has committed to such an endeavor. We also cannot assure you that, if accepted by the utilities, our NES system will generate economic returns that meet our financial targets. For example, revenues from our NES system offering may be lower than we anticipate. Additionally, the gross margins we receive from our NES system offering may not be as high as for our other products. If we are unsuccessful in deploying this product, or otherwise fail to meet our financial targets for this product, our revenues and results of operations will be harmed.

We have a history of losses, and we may incur losses in the future.

We generated a profit of $4.5 million for the quarter ending September 30, 2003. As of September 30, 2003, we had an accumulated deficit of $69.1 million. We have invested and continue to invest significant financial resources in product development, marketing and sales.

In April 2003, we completed the acquisition of certain assets, including intellectual property, of Metering Technology Corporation, or MTC. The assets acquired do not constitute a business as defined in SFAS No. 141, Business Combinations. As a result, we expensed approximately $10.0 million of the $11.0 million purchase price during the second quarter of 2003, and an additional $239,000 related to the amortization of the purchased technology in the third quarter of 2003. We will continue to amortize the remaining $478,000 related to purchased technology over the balance of 2003 and into the first quarter of 2004. (Please refer to Note 9 of the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.) Additionally, since May 2003, we have been paying rent for additional facilities and amortizing certain leasehold improvements pursuant to a lease agreement we signed in 2000. We believe that reduced Enel program revenues, coupled with increases in our product development, marketing and sales, and facilities expenses, will result in a loss during the fourth quarter of 2003.

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
•      adoption of our NES solution and other products by service providers for use in utility and/or other home automation projects;
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

Our quarterly and annual results have varied significantly from period to period, and we have, on occasion, failed to meet securities analysts’ expectations. Our future results may fluctuate and may not meet analysts’ expectations in some future period. As a result, the price of our common stock could fluctuate or decline. Some factors that could cause this variability, many of which are outside of our control, include the following:

•      revenues from the Enel project may fail to meet analysts’ expectations or our revenue and earnings guidance;
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

In addition, our expense levels are based, in significant part, on the future revenues that we expect. Consequently, if our revenues are less than we expect, our expense levels could be disproportionately high as a percentage of total revenues, which would negatively affect our profitability and cause our stock price to decline.

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

Our international sales and marketing operations are located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 86.7% of our total net revenues for the quarter ended September 30, 2003 and 88.6% of our total net revenues for the same period in 2002; and 87.5% of our total revenues for the nine months ended September 30, 2003, and 88.1% for the same period in 2002. We expect that international sales will continue to constitute a significant portion of our total net revenues.

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

The outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore, and Vietnam earlier this year also had a negative impact on our business. Any future outbreak of SARS could similarly impact our operations, including the inability for our sales and operations personnel located in SARS affected regions to travel and conduct business freely, the impact SARS may have on one or more of the distributors for our products in those regions, and increased supply chain costs. Additionally, any future SARS-related disruptions at our third-party contract manufacturers or other key suppliers, many of whom are located in China and other parts of southeast Asia, could affect our ability to supply our customers with products in a timely manner.

Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business that we transact in other countries in any given quarter, the timing of our revenues, and our ability to forecast projected operating results for such quarter.

Fluctuations in the value of currencies in which we conduct our business relative to the U.S. Dollar could cause currency translation adjustments. The portion of our revenues conducted in currencies other than the U.S. Dollar, principally the Japanese Yen, was about 4.0% for the quarters ended September 30, 2003 and 2002; and 3.3% for the nine months ended September 30, 2003 and 4.8% for the same period in 2002.

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

Our business may suffer if it is alleged or found that we have infringed the intellectual property rights of others .

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
•      our product reputation, quality, and performance; and
•      the price and features of our products such as adaptability, scalability, functionality, ease of use, and the ability to integrate with other products.

In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. Our competitors include some of the largest companies in the electronics industry, such as Siemens in the building and industrial automation industries, and Allen-Bradley (a subsidiary of Rockwell) and Groupe Schneider in the industrial automation industry. Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, and broader product offerings. As a result, these competitors may be able to devote greater resources to the development, marketing, and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufacture and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Microsoft has announced a specification that it refers to as SCP (Simple Control Protocol) that is targeted at the networking of everyday devices. Microsoft has announced its intent to focus this capability on home networking applications. Products from other companies such as Digi International, emWare, Ipsil, JumpTec, Lantronix, and Wind River Systems, as well as certain micro-controller manufacturers including Motorola, Texas Instruments, Micro Chip, and Philips, all of which promote directly connecting devices to the Internet, could also compete with our products. In addition, products from companies such as Actaris, DCSI, Hexagram, Hunt Technologies, Itron, Nexus, Ramar, and Schlumberger Sema, each of which offers automatic meter reading (AMR) products for the utility industry, could compete with our broader networked energy services offerings to the utility marketplace.

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

 The market for our products depends on economic conditions affecting the broader control network technology and related markets. Downturns in these markets may cause our OEMs and system integrators to delay or cancel projects, reduce their production or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, capital spending in the technology sector has decreased over the past three years, and many of our customers and potential customers have experienced declines in their revenues and operations. In addition, concerns with respect to terrorism and geopolitical issues in the Middle East and Asia have added more uncertainty to the current economic environment. We cannot predict the impact of these events, or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may further curtail or may eliminate capital spending on control network technology altogether. If capital spending in our markets continues to decline, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and maintain profitability.

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

Currently, significant portions of our revenues are derived from sales to distributors, including EBV, the sole independent distributor of our products to OEMs in Europe. Sales to EBV, our largest distributor, accounted for 10.8% of our total net revenues for the quarter ended September 30, 2003 and 7.9% of our total net revenues for the same period in 2002; and 8.9% of our total net revenues for the nine months ended September 30, 2003 and 9.3% for the same period in 2002.

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

Our performance depends substantially on the performance of our executive officers and key employees. Due to the specialized technical nature of our business, we are particularly dependent on our Chief Executive Officer, our Chief Operating Officer, and our technical personnel. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations and managerial personnel. Competition for qualified personnel in our business areas is intense, and we may not be able to continue to attract and retain qualified executive officers and key personnel necessary to enable our business to succeed. Our product development and marketing functions are largely based in Silicon Valley, which is typically a highly competitive marketplace. It may be particularly difficult to recruit, relocate and retain qualified personnel in this geographic area. Moreover, the cost of living, including the cost of housing, in Silicon Valley is known to be high. Because we are prohibited from making loans to executive officers under recent legislation, we will not be able to assist potential key personnel as they acquire housing or incur other costs that might be associated with joining our company. In addition, if we lose the services of any of our key personnel and are not able to find replacements in a timely manner, our business could be disrupted, other key personnel may decide to leave, and we may incur increased operating expenses in finding and compensating their replacements.

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

The trading price of our common stock is subject to significant fluctuations in response to numerous factors, including:

•    significant stockholders may sell some or all of their holdings of our stock. For example, Enel presently owns 3,000,000 shares, or approximately 7.4% of our outstanding common stock. As of September 11, 2003, Enel is generally free to sell these shares at its discretion;
•    investors may be concerned about the success of our project with Enel, or our ability to develop new customers for utility applications;
•    competitors may announce new products or technologies;
•    our quarterly operating results may vary widely;
•    we or our customers may announce technological innovations or new products; and
•    securities analysts may change their estimates of our financial results.

In addition, the market price of securities of technology companies, especially those in rapidly evolving industries such as ours, has been very volatile in the past. This volatility in any given technology company’s stock price has often been unrelated or disproportionate to the operating performance of that particular company.

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

Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. As of October 31, 2003, we have 90 issued U.S. patents, 6 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. If any of our patents fail to protect our technology, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

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

Many of our products and the industries in which they are used are subject to U.S. and foreign regulation. Government regulatory action could greatly reduce the market for our products. For example, the power line medium, which is the communications medium used by some of our products, is subject to special regulations in North America, Europe and Japan. These regulations limit the ability of companies in general to use power lines as a communication medium. In addition, some of our competitors have attempted to use regulatory actions to reduce the market opportunity for our products or to increase the market opportunity for their own products. For example, in the late 1990s, CEMA, a trade association that developed a competing home automation protocol, was successful in persuading the FCC to mandate use of CEMA’s protocol in analog television and set-top box applications. We were a petitioner in litigation arising from a related FCC proceeding concerning commercial availability of these "navigation devices." Although these specific FCC and judicial proceedings are not a significant threat to our digital and Internet-based products, changes in existing regulations or the issuance of new regulations in the future could adversely affect the market for our products or require us to expend significant management, technical and financial resources to make our products compliant with the new rules.

Compliance with new rules and regulations concerning corporate governance may be costly and time-consuming, which could harm our operating results and business.

The Sarbanes-Oxley Act, or the Act, which was signed into law in October 2002, mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements. The Act also imposes increased civil and criminal penalties on a corporation, its chief executive and chief financial officers, and members of its Board of Directors, for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted and is considering the adoption of additional comprehensive rules and regulations relating to corporate governance. These rules, laws, and regulations have increased the scope, complexity, and cost of our corporate governance, reporting, and disclosure practices. Because compliance with these new rules, laws, and regulations will be costly and time-consuming, our management’s attention could be diverted from managing our day-to-day business operations, and our operating expenses could increase. We also expect these developments will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer, and Chief Financial Officer face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

Our existing stockholders control a significant percentage of our stock, which will limit other stockholders’ ability to influence corporate matters.

As of October 31, 2003, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our Board of Directors), beneficially owned 36.0% of our outstanding stock.

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

For example, we have entered into the Contatore Elettronico project with an affiliate of Enel. Enel currently owns 3.0 million shares of our common stock, representing approximately 7.4% of our outstanding common stock. Enel also has the right to nominate a member of our board of directors as long as Enel owns at least 2.0 million shares of our common stock. As a consequence of the expiration of his mandate as Enel’s Chief Executive Officer, Mr. Francesco Tatò resigned as a board member in all of Enel’s subsidiaries and affiliates, including Echelon. Mr. Tatò served on our board of directors as a representative of Enel from September 2000 until September 2002. Enel has reserved its right to nominate a new member of our board of directors, who must be approved by us, to fill the vacancy created by the resignation of Enel’s former board representative to our board of directors. During the term of service of Enel’s former board representative from September 2000 to September 2002, Enel’s representative on our board abstained from resolutions on any matter relating to Enel. A member of our board of directors who is also an officer of or is otherwise affiliated with Enel may decline to take action in a manner that might be favorable to us but adverse to Enel. Conflicts that could arise might concern the Contatore Elettronico project with Enel and other matters where Enel’s interest may not always coincide with our interests or the interests of our other stockholders. Any of those conflicts could affect our ability to complete the Contatore Elettronico project on a timely basis, could increase our expenses or reduce our profits in connection with the project, could affect our ability to obtain approval for or complete other projects or plans that are in conflict with Enel’s goals, and could otherwise significantly and adversely affect our financial condition and results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2003 and September 30, 2002, the fair value of the portfolio would decline by an immaterial amount due primarily to the fact that current interest rates are at historically low levels. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. Due to our modest exposure to foreign currency fluctuations, if foreign exchange rates were to fluctuate by 10% from rates at September 30, 2003, and September 30, 2002, our financial position and results of operations would not be materially affected. However, it is possible that there would be a material impact in the future.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Echelon’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting . There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

  (b)                Reports on Form 8-K

  We filed the following reports on Form 8-K during the quarter ended September 30, 2003:

1.     On July 11, 2003, we filed a current report on Form 8-K dated July 15, 2003, under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure), to reference and furnish as an exhibit a press release dated July 10, 2003, disclosing the resolution of a contractual dispute with Enel S.p.A.

2.     On July 17, 2003, we filed a current report on Form 8-K dated July 10, 2003, under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure), to reference and furnish as an exhibit a press release dated July 15, 2003, announcing our results of operations for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: November 13, 2003	By:	/s/ Oliver R. Stanfield

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

