Form 10-K
period 2003-12-31
ECHELON CORP
filed 2004-03-15
CIK 31347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
❒ TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ❒

As of June 30, 2003 , the last business day of the Registrant’s most recently completed second fiscal quarter, there were 40,080,500 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the per share closing sale price of $13.93 of such shares on the Nasdaq National Market on June 30, 2003) was approximately $373.4 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 29, 2004, 40,467,998 shares of the registrant’s common stock, $.01 par value per share, were issued and outstanding.

1

ECHELON CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

DOCUMENTS INCORPORATED BY REFERENCE

(1)   Certain sections of the Registrant’s proxy statement filed in connection with its annual meeting of stockholders, to be held on May 21, 2004, are incorporated by reference into Part III of this Form 10-K where indicated.

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future that are forward-looking. These statements include those discussed in Item 1, Business, including "General," "Industry Background," "Our Solution," "Strategy," "Markets, Applications and Customers," "Products and Services" and "Product Development," in Item 2, "Properties," in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including "Critical Accounting Policies," "Results of Operations,"
"Off-Balance-Sheet Arrangements and Other Contractual Obligations," "Liquidity and Capital Resources," "Acquisitions," "Related Party Transactions," "Recently Issued Accounting Standards," "Equity Based Compensation," and "Factors That May Affect Future Results of Operations," and elsewhere in this report. In this report, the words "anticipate," "believe," "expect," "intend," "future," "moving toward" and similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of factors including, but not limited to, those set forth in the section entitled "Factors That May Affect Future Results of Operations" and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ.

PART I

ITEM 1.   BUSINESS

General

We develop, market and support hardware and software products and services that allow everyday devices — such as appliances, thermostats, air conditioners, electricity meters, and lighting systems — to communicate with one another and across the Internet. These everyday devices can be collected into systems, sometimes called control networks, in which the devices communicate with one another to perform a control or monitoring application. Control networks manage key functions in virtually all types of facilities that affect our daily lives — from heating, lighting, security, and elevators in buildings, to the electricity meters in homes and businesses, to the brakes in freight trains, to the equipment in waste water treatment plants, to the lights in your home. Our products and services can be used across many industries to network together everyday devices used by utilities, buildings, factories, transportation, homes and other systems.

Our products and services are based on our LONWORKS ® technology. Our LONWORKS technology is an open standard, meaning that many official standards-making bodies have published industry standards based on all or parts of our technology and that many of our technology patents are broadly licensed without royalties or license fees. LONWORKS technology also allows control networks to be interoperable, meaning that products or subsystems from multiple vendors can be integrated into a unified system without the need to develop custom hardware or software. As a result, our products allow original equipment manufacturers, or OEMs, and systems integrators, who are specialty contractors that combine products from multiple suppliers into integrated systems, to design and put into service open, interoperable control networks.

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

Our LONWORKS control networking technology allows intelligence to be embedded into individual control devices, allowing the devices to make independent processing decisions based on values read from locally attached sensors or on feedback from local control actions. Each LONWORKS device is also inherently capable of communicating the information it knows with other devices in its control network and taking actions based on information that it receives from other devices. Communications can be done across a variety of communications media, such as a twisted pair of wires or data cable, the existing power lines in a facility, radio frequency communication, or any Internet protocol-based network, such as corporate intranets or the Internet. By sensing and controlling their local environment, sharing this information with their peers, and taking actions based on information received from other devices, LONWORKS devices work together to perform the desired control functions. In effect, the network itself becomes the controller, enabling control to be distributed throughout the network, eliminating the need for central controllers, significantly reducing wiring costs, and enhancing the functionality and flexibility of the control system. In addition, by connecting to the Internet, LONWORKS networks allow devices that were once isolated by their physical location to be reached from anywhere in the world. Important data that previously could not be obtained can now be integrated into enterprise-wide information systems to lower costs and increase revenues. For example, a LONWORKS based occupancy sensor might detect motion within a room through local sensing hardware and publish this information onto the network. Using the information from the occupancy sensor along with its own knowledge of the state of the building, a LONWORKS based security alarm could decide if the motion is authorized or not and if an alarm should be sounded. A LONWORKS based electronic ballast might receive this same information and turn on to illuminate the room. A LONWORKS based heating system might also use this same information to restore the room to the occupant’s preferred temperature. All of these actions might be transmitted over the Internet to the company’s headquarters to enable the company to better manage its facilities and energy costs.

Our products and services provide the infrastructure and support required to build and implement multi-vendor, open, interoperable networks of everyday devices. Our wide-ranging product offerings include transceivers, concentrator products, control modules, routers, network interfaces, development tools, and software tools and toolkits. Through our project with Enel S.p.A., or Enel, the largest electric utility in Italy, we also provide products that enable electricity metering and other home networking functions to be networked across the utility’s service area. Our objective is to establish our LONWORKS technology and products as a leading solution for networking everyday devices for control applications.

We market our network infrastructure products and services to OEMs and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. We sell primarily through a direct sales force in North America and other countries where we have marketing and sales operations. We also sell our products through distributors in Europe, Japan, South America, and various Asia Pacific countries. Representative customers include Enel (including its contract manufacturers for electricity meters: China National Machinery and Equipment Import and Export Corporation, Finmek Access S.p.A., Celestica Italy S.r.L., and Jabil Circuit Italia S.r.L.), Honeywell, TAC AB (a wholly owned subsidiary of Schneider Electric), Siemens, Invensys Intelligent Systems, Schindler Elevator, Johnson Controls, Fuji Electric, NTT Data, Samsung, and BOC Edwards.

In December 2003, we began shipments of our networked energy services, or NES, system, which we market directly and through selected value added resellers and integration partners, to electric utilities, primarily in Europe and Asia. The NES system is built upon our LONWORKS platform and consists of a set of intelligent, communicating digital electricity meters, data concentrators that supervise and manage meters, and server software based on our PanoramixTM enterprise software platform. By providing an open, bidirectional, and extensible infrastructure to enable a comprehensive range of utility applications, we believe that the NES system brings cost savings in a wide range of utilities functions, from metering and customer services to distribution operations and value-added business. We believe that, in total, the benefits derived from our NES system deliver a more compelling return on investment than "traditional" automatic meter reading, or AMR, systems, which provide limited functionality, often over proprietary, one-way networks.

In the third quarter of 2000, we completed a transaction with Enel whereby Enel purchased three million newly issued shares of our common stock for a purchase price of $130.7 million in cash. In the second quarter of 2000, we entered into a research and development agreement with an affiliate of Enel, under which we have been cooperating with Enel to integrate our LONWORKS technology into Enel’s remote metering project in Italy. Through this project, which is called the Contatore Elettronico, Enel is replacing its existing stand-alone electricity meters with networked electricity meters to 27 million customers throughout Enel’s service territory. We sell a variety of electronic components and finished goods to Enel and its contract manufacturers for use in the Contatore Elettronico project. We began to ship products to Enel for use in the project in late 2000. During 2002 and 2003, we increased the volume of these shipments.

Although we had a net operating loss of $357,000 for full year 2001, we generated our first-ever operating profit in the fourth quarter of 2001 in the amount of $4.4 million. Our full year 2001 results included $534,000 of intangible amortization expense related to our acquisition of ARIGO Software, GmbH, or Arigo, in February 2001. In 2002, we generated an operating profit of $14.4 million. Included in our 2002 results were a $400,000 charge related to in-process research and development, or IPR&D, expensed in connection with our February 2002 acquisition of BeAtHome.com, Inc., or BeAtHome, as well as $344,000 of amortization expense related to intangible assets acquired from Arigo and BeAtHome. Although we remained profitable in 2003, our operating profit decreased to $278,000. Included in our 2003 results were a $9.8 million IPR&D charge related to our April 2003 acquisition of certain assets of Metering Technology Corporation, or MTC, as well as $1.1 million of amortization expense related to intangible assets acquired from Arigo, BeAtHome, and MTC.

Our total revenues for 2003 declined to $118.2 million from $122.8 million in 2002. Total revenues in 2001 were $76.6 million. Enel, our largest customer during 2003, 2002, and 2001, accounted for 64.2% of total revenues for 2003, 66.4% of total revenues for 2002, and 40.5% of total revenues for 2001. These revenues included sales of components to Enel’s contract manufacturers. Our second largest customer, EBV, the sole independent distributor of our products in Europe, accounted for 10.2% of total revenues for 2003, 9.2% of total revenues for 2002, and 16.9% of total revenues for 2001.

We were incorporated in California in 1988 and reincorporated in Delaware in 1989. Our corporate headquarters are located at 550 Meridian Avenue, San Jose, California 95126. In March 2003, we received ISO 9001 certification at this facility. Our telephone number is 408-938-5200. We maintain a Web site at www.echelon.com . Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC Web site at www.sec.gov.

Industry Background

Control systems manage key functions in a variety of facilities. For example, a common application of a control system is to allow a thermostat to communicate with other equipment in a building to automatically adjust temperature and airflow. In addition to interconnecting and monitoring heating, ventilation, and air conditioning, or HVAC, control systems are used in buildings to manage such functions as elevators, lighting, security, and access control. Electric utilities may use control systems to remotely turn power on or off to a customer, read usage information from a meter or detect a service outage. In industrial facilities, control systems are used to automate semiconductor manufacturing equipment, oil pumping stations, waste water treatment plants, textile dyeing machinery, and a myriad of other applications. In transportation systems, control systems are used to regulate such features as propulsion, braking and heating systems in trains, light rail cars, trucks, busses, and other vehicles. In homes, control systems have traditionally seen limited use in high-end residences for lighting control, security, and other automation applications and in simple hobbyist-level automation systems.

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

OEMs, as the designers of control systems, and in some instances, as developers of their own network protocols, can incur significant development and ongoing support expense to implement and maintain their closed systems. In addition, supporting such a closed infrastructure can take valuable resources away from developing competitive applications and can limit the OEM’s ability to support the product development efforts of third party companies that use open platforms. Finally, centralized systems also risk complete shutdown if the central controller fails.

For systems integrators, it is typically very costly and time-consuming to install closed, centralized control systems because of the physical task of installing large amounts of wire and conduit to connect each component to one or more central controllers. Once the physical infrastructure is installed, specially trained and highly skilled personnel must program, install, and "debug" detailed control logic software in the controllers in order to manage the various components. If a facility incorporates control systems from more than one OEM, systems integrators may also have to spend considerable time connecting systems that were not designed to operate together, such as HVAC and fire/life/safety systems. This complex process can also make it expensive and time consuming to modify the systems. End-users ultimately must pay for these products and services. However, because it can be so costly to install and modify closed, centrally controlled systems, end-users often cannot always acquire new applications at an affordable cost. We believe that these factors have reduced the market opportunity for both OEMs and systems integrators to sell new products, functions, and applications to end-users.

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

With respect to electric utilities, the automated metering systems they employ have historically been proprietary in nature and have generally offered only one-way communication. These systems have typically focused on providing a single service, such as AMR, direct load control, outage detection, pre-paid metering, or time of use metering. We believe that such systems are inflexible and costly for the utilities to install and maintain. In addition, we believe that, as regulators look for utilities to offer consumers so called "real time pricing" or "demand response" programs, and as markets deregulate and the utilities look to lower their operating costs and improve their operating efficiency, utilities will begin to look for more flexible, open systems that allow them to offer a multitude of services to their customers, such as our NES system.

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

  connectivity components for use in Enel’s Contatore Elettronico project, including components for use in networked electricity meters and a data concentrator product;
  components for making everyday devices smart and network connected, including transceivers that couple the Neuron Chip to the communications medium, "smart" transceivers that combine the functionality of a Neuron Chip and a transceiver into a single integrated circuit, control modules that are intended to help reduce OEM development cost, and associated development tools that allow OEMs to design LONWORKS technology into their products;
  network connectivity products, including intelligent LONWORKS routers that allow users to build large systems containing different networking media, network interfaces that connect computers to the network, and hardware and software products that enable the everyday devices in a LONWORKS network to be connected to the Internet and other Internet protocol-based networks;
  software tools and toolkits that allow users to install, monitor, maintain and control their systems;
  our enterprise level software platform, Panoramix, which manages, monitors, and controls a virtually unlimited number of everyday devices distributed through one or more LONWORKS networks; and can integrate information gathered from these LONWORKS networks with existing strategic business information technology systems, such as ERP, CRM, and custom applications; and

  our NES system, which is built upon our LONWORKS platform and consists of a set of intelligent, communicating digital electricity meters, data concentrators that supervise and manage meters, and server software based upon our Panoramix enterprise software platform.

Based on our past experience, we believe that our family of products and services provides the following customer benefits:
  Installation Cost Savings. LONWORKS based, open control networks are designed to be less expensive to install than closed, centrally-controlled systems. By replacing individual hard-wired connections with shared network channels, we believe that wiring and conduit material and labor costs can be substantially reduced. By minimizing the need to program and debug complex control logic software, systems can be designed and commissioned more quickly by personnel with less specialized training. In addition, we have designed LONWORKS networks so they do not require expensive, performance-limiting gateways, which are used to enable communication between various systems and to connect control systems from multiple vendors.

  Life-Cycle Cost Savings. LONWORKS networks can eliminate many of the sources of high life-cycle costs found in traditional control systems. By providing an open, interoperable platform, LONWORKS networks allow end-users to select the most cost-effective products and services for their applications from a broad range of OEMs. In addition, we believe that the inherent flexibility of the LONWORKS network architecture permits modifications to the control system to be made at a significantly lower cost. These modifications include adding new products, features, and functions. LONWORKS technology also allows devices to be logically "rewired" across the network without the need to run new physical wire or to replace or reprogram devices.

  Improved Quality and Functionality. With LONWORKS networks, end users may customize their control networks by using products and applications from an array of vendors that best suits their specific needs. In open LONWORKS networks, any piece of information from any device can be shared with any other device in the same control system, in a different control system, or in a computer system, without the need for custom programming or additional hardware. For example, a utility can remotely turn on or turn off electricity service to a customer, eliminating the need to send a service technician to the customer’s home. The same system can also more quickly detect a service outage, enabling faster repair of the system.

  Improved Reliability. In a traditional system that has one central controller, the entire system can fail if that controller fails. However, in a LONWORKS control network, where intelligence can be distributed throughout the entire network, a system can be designed to eliminate any single point of failure. Typically, the failure of a device on the network only affects a small subset of devices with which it interacts. Unlike devices in a centrally controlled system, devices in a LONWORKS network are "self-aware" and can take appropriate actions, such as returning to default set points, to adapt to the error condition. In addition, each device in a LONWORKS network has built-in processing power, which allows it to keep track of its own status and report potential problems before they occur.

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

  Capitalize on Opportunities in the Utility Market . Given both the importance of Enel as one of the world’s largest electric utilities and the scope of its project, which we believe to be the largest meter replacement project ever undertaken, we believe that our project with Enel has great visibility within the electric utility industry and will create potential opportunities for us at other utilities. Historically, utilities have replaced electricity meters at a low rate. In contrast, Enel’s Contatore Elettronico project will, if fully deployed, result in the replacement of almost all of the electricity meters in Enel’s service territory with LONWORKS enabled smart, networked meters in a span of a few years. We believe that by doing so, Enel will reap a number of benefits that can only be achieved when a utility has a homogenous population of smart, networked meters and that their project will create a willingness in other utilities to undertake similar wide-scale meter replacements. In May 2002, we formed a Service Provider Group to focus on opportunities in the utility market for our NES system, which we began shipping in December 2003. We believe our NES system offering is a new and unique product offering for the utility market. Our NES system is designed to allow utilities to offer advanced customer care services such as multi-tiered billing, pre-paid electricity, fault and outage detection, remote meter reading, and more accurate billing. It also allows utilities to reduce operating costs through load monitoring and optimization and better inventory management. Lastly, it sets the stage for future in-premise applications such as predictive warranty services and remote appliance and machine diagnostics for any devices connected to the electricity grid or inside a home or business using our power line technology.

  Leverage Our OEM and Systems Integrator Distribution Channels to Increase Our Market Presence. Excluding Enel, and potentially other utilities, we generally do not sell our products directly to end users. We generally sell our products to OEM manufacturers, who embed our products inside of their products; or to system integrators, who incorporate our products along with those of our OEM customers into complete solutions for end users. Therefore, our products generally come into the hands of end users indirectly through sales made by our OEM customers or through the efforts of our system integrator customers. We believe that by working with our OEM customers and systems integrators to influence their sales efforts, we can create a "virtual sales force" for our products. We have established several marketing programs for this purpose that are centered around our Open Systems Alliance, a program created in 2000 to bring together manufacturers, integrators, resellers, and other companies that are working to promote open systems based on our LONWORKS platform.

  Take Advantage of New Market Opportunities Created by the Integration of LONWORKS Control Networks with the Internet and Corporate Intranets. We believe that the ability of LONWORKS control networks to interact through Internet Protocol networks, including the Internet and corporate intranets, delivers important features to our customers that create new markets for our products. This ability enables end users to remotely monitor and manage control networks, to collect and analyze data generated by their control networks, and to deliver new value-added services over the Internet that interact with the everyday devices in LONWORKS networks. To meet this market demand, we are developing systems and technologies that combine standard data networking and communications protocols with our products and technology. For example, in October 2003, we released two new members of the i .LONTM  product family: the i .LON 10 Ethernet Adapter version 2.0 with PPP support and the i .LON 600 LONWORKS /IP Server. In March of 2003 we introduced the Panoramix platform, a scalable enterprise software product designed to enable businesses to collect and manage data from device networks across multiple facilities and turn it into actionable business intelligence. We believe that the ability for companies to tap into the information running their core operations, extract it to a central site, aggregate it, and integrate it with their planning, operating, and other business systems will help them gain insight into the heart of their operations and make better informed, fact-based decisions that may reduce costs and increase profitability.

  Leverage International Market Opportunities. With sales and marketing operations in ten countries and 86.5% of our total revenues in 2003 attributable to international sales, we have established a significant international presence. We plan to continue to devote significant resources to international sales, marketing, and product development efforts to capitalize on markets for control networks outside of the United States. For example, our most popular power-line transceiver was designed to meet the requirements imposed by regulators in North America, Europe, and Japan, enabling OEMs to leverage their product development programs across these markets.
Success in the execution of our marketing strategy will require a continued emphasis on our key technical competencies, including, but not limited to, networking hardware and software technology, custom communications integrated circuit design, and system level solutions for networks that provide device management, monitoring, and control.

Working Capital

As of December 31, 2003, we had working capital, defined as current assets less current liabilities, of $160.7 million, which was an increase of approximately $4.4 million compared to working capital of $156.3 million as of December 31, 2002.

As of December 31, 2003, we had cash, cash equivalents, and short-term investments of $144.9 million, which was an increase of approximately $10.4 million compared to a balance of $134.5 million as of December 31, 2002. Additionally, as of December 31, 2003, we had $10.9 million of restricted investments that secure a $10.0 million line of credit under which no amounts have been drawn.

Cash provided by operating activities in 2003 of $23.7 million was primarily the result of net income of $1.9 million, non-cash operating charges (including depreciation, amortization, and in-process research and development) of $15.5 million, a $2.8 million decrease in accounts receivable, a $2.1 million decrease in net inventories, and a $1.0 million increase in accrued liabilities.

Markets, Applications and Customers

We market our products and services primarily in Europe, Japan and selected Asia Pacific countries, and North and South America. Our target markets include:

  Utility. Since June 2000, we have been working with Enel to incorporate LONWORKS technology into Enel’s Contatore Elettronico project. Under this project, Enel intends to provide digital electricity meters and a complete home networking infrastructure to over 27 million customers in Italy over a period ending in 2005. We began shipping products to Enel for use in the project in late 2000, and increased those volumes annually in 2001, 2002, and 2003. As of December 31, 2003, Enel had installed approximately 13.7 million LONWORKS based electricity meters and 170,000 data concentrators. In July 2003, we entered into an agreement with Continuon Netbeheer, a leading Dutch utility grid operator and subsidiary of the Dutch utility Nuon, to provide a trial deployment of our NES system within a portion of Continuon’s service territory. In December 2003, we began the initial shipments of our NES system under the terms of that agreement. In addition, some of our OEM customers also incorporate our products into their systems for meter related applications, substation automation, and other utility applications.

  Building Automation. Companies worldwide are using LONWORKS control networks in most areas of the building automation industry, including access control, automatic doors, elevators, energy management, fire/life/safety, HVAC, lighting, metering, security, and window blinds. We believe that LONWORKS networks are widely accepted because they lower installed system cost, reduce ongoing life-cycle costs, and increase functionality. For example, the recently opened Roppongi Hills project in Tokyo, Japan, Asia’s largest office and residential complex, included a major automation system with over 16,500 LONWORKS enabled devices. Our OEM customers in the building automation market include Honeywell, TAC AB, Siemens, Schindler Elevator, Invensys Intelligent Systems, Yamatake, Johnson Controls, and Philips Lighting.

  Industrial Automation. LONWORKS control networks are found in semiconductor fabrication plants, gas compressor stations, gasoline tank farms, oil pumping stations, water pumping stations, textile dyeing machinery, pulp and paper processing equipment, automated conveyor systems, and many other industrial environments. In such industrial installations, among other advantages, LONWORKS networks can replace complex wiring harnesses, reduce installation costs, eliminate expensive programmable logic controllers and distribute control among sensors, actuators and other devices, thereby reducing system costs, improving control and eliminating the problem of a single point of failure. For example, BOC Edwards, a leading supplier of vacuum pumping systems to the semiconductor industry, uses LONWORKS control networks within certain vacuum pump products to replace complex wiring used to connect various motors, sensors, actuators, and displays. The same control network is extended to connect multiple pumping stations together in a semiconductor fabrication plant to form a complete pumping system. Our OEM customers in the industrial automation market include BOC Edwards, Fuji Electric, Hitachi, Meissner & Wurst, and Yokagawa.

  Transportation. Our technology is used in important transportation applications, including railcars, light rail, busses, motor coaches, fire trucks, naval vessels, and aircraft. LONWORKS networks can be used in these transportation systems to improve efficiency, reduce maintenance costs, and increase safety and comfort. LonWorks technology is one of the standards used by the New York City Transit Authority for the replacement of its subway cars. Key OEMs in the transportation market include Bombardier, Kawasaki, Siemens, and New York Air Brake.

  Home Automation and Other. While the home networking market for automation and control is still in its infancy, some companies are now selling LONWORKS based products for appliances, HVAC, lighting, security, utility meters, and whole house automation. In June 2003, we announced a strategic alliance with Samsung Electronics whereby Samsung and its HOME VITATM alliance partners will use our products in their home and consumer product lines. The HOME VITA alliance includes Samsung and Samsung-affiliated companies that are designing and implementing networked air conditioners, thermostats, A/V systems, hot water heaters, lighting devices, kitchen appliances, and other consumer products. Other industries in which LONWORKS control networks have been utilized or are being developed for use include telecommunications (including alarm systems for switching equipment) and agriculture (including feeding and watering systems).

Products and Services

We offer a wide-ranging set of over 90 products and services marketed under the LONWORKS brand name. These products and services provide the infrastructure and support required to implement and deploy open, interoperable, control network solutions. All of our products either incorporate or operate with the Neuron Chip and/or the LONWORKS protocol. While we recommend broad use of several of our products with other products that we offer, there is no inherent requirement for a customer to do so given our open networking technology. For instance, a customer’s product could use a transceiver purchased from a third party that is installed with software that uses our network operating system. Similarly, a customer’s product could use a transceiver purchased from us that is installed with software from a third-party.

Components for Use in Enel’s Contatore Elettronico Project. We provide a number of products and components to Enel and its contract manufacturers. We sell Enel data concentrators that provide wide area connectivity to and supervision of digital electricity meters. We sell meter kits to Enel’s contract manufacturers, which include components that are incorporated into digital electricity meters for Enel and that allow these meters to communicate over the power-line using the LonTalk protocol.

Components for Making Everyday Devices Smart and Network Connected. We provide a set of hardware products at various levels of integration designed to allow OEMs to embed networking and intelligence into their products. Our products in this range include power line and free topology twisted pair transceivers, power line and free topology smart transceivers, twisted pair and free topology control modules, and associated development tools including our NodeBuilder® development tool, which is designed to make it easy for OEMs to develop and test individual LONWORKS nodes or small networks of LONWORKS devices. The NodeBuilder tool uses a familiar Windows based development environment with easy-to-use online help. Our FTT-10A free topology transceiver product, which permits communication over a twisted pair of wires, generated approximately 9.7% of our revenues during 2003 and 11.5% of our revenues during 2002.

Network Connectivity Products. This suite of hardware products, some with embedded firmware, serves as the physical interface between the control software that resides on the managed devices and the cabling and wiring that provide the physical communications path. These products include a variety of routers, adapters, and IP connectivity products. LONWORKS routers provide transparent support for multiple media, which makes it possible to signal between different types of media, such as twisted pair, power line, radio frequency, optical fiber, and infrared. Routers can also be used to control network traffic and partition sections of the network from traffic in another area, increasing the total throughput and speed of the network. Adapter products include network interfaces that can be used to connect computers to a LONWORKS network and LonPoint ® interface modules, which convert a variety of legacy digital and analog sensors and actuators into intelligent and interoperable LONWORKS devices. Our family of i .LON products provides a variety of options for providing cost-effective, secure Internet connectivity to the everyday devices in LonWorks networks.

Software Products. Our LNS® network operating system serves as the platform for installing, maintaining, monitoring, and interfacing with control networks. The LNS family of products adds the power of client-server architecture and component-based software design into control systems and allows tools from multiple vendors to work together. The most recent release of LNS is version 3.1.

The LonMaker ™ Integration Tool, which is built on the LNS network operating system and the Microsoft Visio technical drawing package, gives users a graphical, "drag and drop" environment for designing their network’s control system. The graphical nature of the LonMaker tool provides an intuitive interface for designing, installing, and maintaining multi-vendor, open, interoperable LONWORKS control networks. LNS allows multiple users, each running their own copy of the LonMaker tool or other LNS based tools, to utilize the system in parallel, thereby streamlining the design and commissioning process, and facilitating future adds, moves and changes. Our current version, release 3.1, began shipping in October 2001.

In March 2003, we introduced the Panoramix platform, a scalable enterprise software product designed to enable businesses to collect and manage data from device networks across multiple facilities and turn it into actionable business intelligence. Our current version, release 1.11, began shipping in March 2004.

Training and Support. We conduct a variety of technical training courses covering our LONWORKS network technology and products. These courses are designed to provide hands-on, in-depth and practical experience that can be used immediately by OEMs and systems integrators using LONWORKS systems. In addition to conducting these classes ourselves, we license them to third-parties in foreign markets who present them in the local language. We also offer technical support to our customers on an annual contract basis. We provide these support services to resolve customers’ technical problems on a timely basis, ensure that our products will be used properly, and to shorten the time required for our customers to develop products that use our technology. As of February 29, 2004, we had 11 employees in the United States, Japan, China and the United Kingdom engaged in training and support.

NES System. In December 2003, we began shipments of our networked energy services, or NES, system. We market our NES system directly to electric utilities, and indirectly through selected value added resellers and integration partners, all of whom are primarily located in Europe and Asia. The NES system is built upon our LONWORKS platform and consists of a set of intelligent, communicating digital electricity meters, data concentrators that supervise and manage meters, and server software based on our Panoramix enterprise software platform.

Sales and Marketing

We market and sell our products and services to OEMs and systems integrators to promote the widespread use of our LONWORKS technology. In addition, we believe that awareness of the benefits of LONWORKS networks among end-users will increase the demand for our products. We currently market our NES system directly, and through selected value added resellers and integration partners, to electric utilities, primarily in Europe and Asia.

In North America, we sell our products through a direct sales organization. Outside the United States, direct sales, applications engineering, and customer support are conducted through our offices in China, France, Germany, Hong Kong, Italy, Japan, the Netherlands, South Korea, and the United Kingdom. Each of these offices is staffed primarily with local employees. We support our worldwide sales personnel with application engineers and technical and industry experts working in our headquarters. We also leverage our selling efforts through the use of an in-house telephone sales staff. Internationally, we support our direct sales with the use of distributors who tend to specialize in certain geographical markets. In Europe, we sell our products that do not relate to our project with Enel principally through EBV, our sole independent European distributor, and through our direct sales force. Under the Contatore Elettronico project with Enel, we sell products directly to Enel and also sell components directly to Enel’s contract manufacturers. We rely solely on distributors in certain markets in the Asia Pacific region, including Australia and Taiwan, and in Latin America, through our distributor in Argentina. International sales, which include both export sales and sales by international subsidiaries, accounted for 86.5% of our total revenues for 2003, 88.2% of our total revenues for 2002, and 78.1% of our total revenues for 2001.

We maintain an authorized network integrator program to increase the distribution of our products through systems integrators worldwide. These third-party systems integrators design, install, and service control systems using our LonMaker tool, our LonPoint products, and other manufacturers’ products that meet the certification guidelines of the LonMark® Interoperability Association, thereby reducing dependence on single-vendor products, eliminating the risks of centralized, closed controllers, and supporting less complex, peer-to-peer system architectures. We provide these systems integrators with the training, tools, and products required to cost-effectively install, commission, and maintain open, multi-vendor distributed control systems based on LONWORKS control networks.

The LonMark Interoperability Association and the LonWorld® Conference and Exhibition assist our marketing efforts. We formed the LonMark Interoperability Association in May 1994 and as of February 29, 2004 it had about 300 members. This Association, which is in the process of becoming an independent corporation under the name LonMark International, makes technical recommendations for interoperable use of LONWORKS technology and promotes the use of open control networks based on the LONWORKS standard. The purpose of the LonWorld Conference and Exhibition is to provide a forum in which parties can share recent information concerning LONWORKS technology and applications, build alliances, and support the LONWORKS standard for control networking. The most recent LonWorld Conference and Exhibition was held in October 2003 in Munich, Germany.

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

We entered into a Research and Development and Technological Cooperation Agreement with Enel Distribuzione S.p.A., a subsidiary of Enel, in June 2000. Under this agreement, we agreed to cooperate with Enel in the development of Enel’s Contatore Elettronico meter management project. The R&D Agreement expires, per its terms, in June 2005. The Contatore Elettronico project, which, among other things, will replace existing stand-alone electricity meters with networked electricity meters throughout Enel’s service territory in Italy, is intended to provide a variety of services, including the ability to:

  remotely turn power on or off to a customer;
  read usage information from a meter;
  detect a service outage;
  detect the unauthorized use of electricity;
  change the maximum amount of electricity that a customer can demand at any time; and
  manage the distribution of electricity throughout Enel’s service area.
The Contatore Elettronico project incorporates solid-state electricity meters designed by Enel and a third party. We have entered into supply agreements with various third party contract manufacturers who manufacture the meters for Enel. These contract manufacturers combine components purchased from us with other components to complete the manufacture of meters for sale to Enel. In addition, we sell a finished product, called a data concentrator, directly to Enel for use in the Contatore Elettronico project. We expect to complete the sale of our components and products for the Contatore Elettronico project during the first half of 2005.

In July 2001, we entered into an agreement with STMicroelectronics S.r.L. under which STMicroelectronics developed and produces our power line smart transceiver. The agreement expires in July 2011.

Product Development

Our future success depends in large part on our ability to enhance existing products, reduce product cost, and develop new products that maintain technological competitiveness. We have made and intend to continue to make substantial investments in product development. We obtain extensive product development input from customers and by monitoring end-user needs and changes in the marketplace. We continue to make significant engineering investments in bringing our software products, control and connectivity products, and development tools to market and extending our product offerings in the utility markets to customers beyond Enel. For example, we developed our NES system to provide a single, open infrastructure over which utilities can run a wide set of functions to reduce costs and increase quality in a variety of functional areas, such as multi-tiered billing, pre-paid electricity, fault and outage detection, remote meter reading, and more accurate billing. Our NES system consists of intelligent, communicating electricity meters, IP connected data concentrators, and a software solution based on our Panoramix enterprise software platform.

Our total expenses for product development were $35.1 million for 2003, $21.5 million for 2002, and $17.0 million for 2001. Included in these amounts were acquisition related charges for in-process research and development and intangible amortization of $10.9 million in 2003, $744,000 in 2002, and $534,000 in 2001. We anticipate that we will continue to commit substantial resources to product development in the future and that product development expenses may increase in the future. To date, we have not recorded any capitalized software development costs from our development efforts.

As of February 29, 2004, we had 103 employees in our product development organization.

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
  our product reputation, quality and performance; and
  our customer service and support.
In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers, and other businesses. Our competitors include some of the largest companies in the electronics industry, such as Siemens in the building and industrial automation industries, and Allen-Bradley (a subsidiary of Rockwell) and Group Schneider in the industrial automation industry. Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition and broader product offerings than us. As a result, these competitors may be able to devote greater resources to the development, marketing and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufacture and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Products from other companies such as Digi International, emWare, Ipsil, JumpTec, Lantronix, Microsoft, and Wind River Systems, as well as certain micro-controller manufacturers including Motorola, Micro Chip, and Philips, all of which promote directly connecting devices to the Internet, could also compete with our products.

In the utility marketplace, products from companies such as Actaris, Atos Origin, DCSI, Elster, Hexagram, Hunt Technologies, Itron, Iskraemeco, Nexus, and Ramar, each of which offers automatic meter reading products for the utility industry, as well as metering systems from our customers such as Enel, Enermet, Horstmann Controls, Kamstrup, and Milab, could compete with our NES system in the utility marketplace. For example, Enel, our largest customer, could design a system that competes with our NES system using third party products instead of our products. Enel has significantly greater experience and financial, technical, and other resources than we have.

Many of our current and prospective competitors are dedicated to promoting closed or proprietary systems, technologies, software, and network protocols or product standards that differ from, or are incompatible with, our products. In some cases, companies have established associations or cooperative relationships to enhance the competitiveness and popularity of their products, or to promote these different or incompatible technologies, protocols and standards. For example, in the building automation market, we face widespread reluctance by vendors of traditional closed or proprietary control systems, who enjoy a captive market for servicing and replacing equipment, to use our interoperable technologies. We also face strong competition by large trade associations that promote alternative technologies and standards in their native countries, such as the Konnex Association in Belgium, and the European Installation Bus Association in Germany, each of which has over 100 members and licensees. Other examples include various industry groups that promote alternative open standards such as BACnet in the building market, DALI in the lighting controls market, and a group comprised of Asea Brown Boveri, Adtranz/Bombardier, Siemens, GEC Alstrom and other manufacturers that support an alternative rail transportation protocol to our LONWORKS protocol. Our technologies, protocols, or standards may not be successful in any of our markets, and we may not be able to compete with new or enhanced products or standards introduced by existing or future competitors.

LONWORKS technology is open, meaning that many of our technology patents are broadly licensed without royalties or license fees. For instance, all of the network management commands required to develop software that competes with our LNS software are published. As a result, our customers are capable of developing hardware and software solutions that compete with some of our products. Since some of our customers are OEMs who develop and market their own control systems, these customers in particular could develop competing products based on our open technology. This could decrease the market for our products and increase the competition that we face.

Manufacturing

Our manufacturing strategy is to outsource production to third parties where it is more cost-effective and to limit our internal manufacturing to such tasks as quality inspection, system integration, testing, and order fulfillment. We maintain manufacturing agreements with Cypress and Toshiba, and until January 31, 2001 with Motorola, related to the Neuron Chip. We also maintain manufacturing agreements with STMicroelectronics for production of our power line transceiver, and with Cypress, On Semiconductor, and AMI Semiconductor for the production of certain components we sell to Enel and its designated contract manufacturers for use in Enel’s Contatore Elettronico project.

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

Proprietary Rights

We own numerous patents, trademarks, and logos. As of February 29, 2004, we had received 91 United States patents, and had 6 patent applications pending. Some of these patents have also been granted in selected foreign countries. Many of the specific patents that are fundamental to LONWORKS technology have been licensed to our customers with no license fee or royalties. The principal value of the remaining patents relates to our specific implementation of our products and designs.

We hold several registered trademarks in the United States, including Echelon, LonBuilder, LonMark, LonTalk, LONWORKS, Neuron, LON, LonPoint, LonUsers, 3120, 3150, LNS, LonManager, Digital Home, and NodeBuilder. We have also registered some of our trademarks and logos in foreign countries.

Employees

As of February 29, 2004, we had 270 employees worldwide, of which 114 were in product development, 74 were in sales and marketing, 44 were in general and administrative, 27 were in operations, and 11 were in customer support and training. About 179 employees are located at our headquarters in California and 45 employees are located in other offices throughout the United States. Our remaining employees are located in nine countries worldwide, with the largest concentrations in Germany, Japan, the Netherlands, the United Kingdom, and Hong Kong. None of our employees is represented by a labor union. We have not experienced any work stoppages and we believe relations with our employees are good.

Where to Find More Information

We make our public filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all exhibits and amendments to these reports, available free of charge at our website, www.echelon.com , as soon as reasonably practicable after we file such material with the Securities and Exchange Commission. These materials are available in the "Investor Relations" portion of our website, under the link "SEC Filings." Information contained on our website is not incorporated by reference into our annual report on Form 10-K.

Executive Officers of the Registrant

M. Kenneth Oshman, age 63, has been our Chairman and Chief Executive Officer since December 1988. He also served as our President from 1988 to 2001. Mr. Oshman, with three associates, founded ROLM Corporation, a telecommunications equipment company, in 1969. He was Chief Executive Officer, President, and a director at ROLM from its founding until its merger with IBM in 1984. Following the merger, he became a Vice President of IBM and a member of the Corporate Management Board. He remained in that position until he left IBM in 1986. Prior to founding ROLM, Mr. Oshman was a member of the technical staff at Sylvania Electric Products from 1963 to 1969. In addition to his responsibilities at our company, Mr. Oshman serves as a director of Sun Microsystems and Knight-Ridder. Mr. Oshman earned B.A. and B.S.E.E. degrees from Rice University and M.S. and Ph.D. degrees in Electrical Engineering at Stanford University.

Beatrice Yormark, age 59, has been our President and Chief Operating Officer since September 2001. She served as our Vice President of Marketing and Sales from January 1990 to August 2001. Ms. Yormark joined our company from Connect, Inc., an on-line information services company, where she was the Chief Operating Officer. Before joining Connect, Ms. Yormark held a variety of positions, including Executive Director of Systems Engineering for Telaction Corporation, Director in the role of Partner at Coopers & Lybrand, Vice President of Sales at INTERACTIVE Systems Corporation, and various staff positions at the Rand Corporation. In addition to her responsibilities at our company, Ms. Yormark serves as a director of ID Systems, (NASDAQ: IDSY). Ms. Yormark holds a B.S. degree in Mathematics from City College of New York and a M.S. degree in Computer Science from Purdue University.

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

Anders B. Axelsson, age 44, has been our Senior Vice President of Sales & Marketing since June 2003. Prior to joining our company, he was Chief Executive Officer of PowerFile, Inc. From 1999 to 2001, he was President/General Manager of Snap Appliances, Inc. Between 1992 and 1999, he worked for Measurex, which was later acquired by Honeywell, and served in several positions, including Vice President of Engineering and Marketing and President/Managing Director for Europe. Mr. Axelsson started his career with ABB in 1981 where he worked for 11 years in various sales, marketing, and engineering management positions. He holds a B.S. in Electrical Engineering from ED Technical Institute in Jonkpoing, Sweden and is a graduate of the Executive Program at the University of Michigan.

Kathleen Bloch, age 47, has been our Senior Vice President and General Counsel since February 2003. Prior to joining our company, Ms. Bloch was a partner in the law firm of Wilson Sonsini Goodrich & Rosati, P.C., where she practiced from 1996 to 2003. Prior to joining Wilson Sonsini Goodrich & Rosati, she was a partner with the San Francisco and Los Angeles offices of Sheppard Mullin Richter & Hampton. Ms. Bloch received a B.S. degree in Business Administration from the University of Southern California and her law degree from Stanford Law School.

Frederik Bruggink, age 48, has been our Senior Vice President and General Manager of our Service Provider Group since July 2002. He served as our Senior Vice President of Sales and Marketing from September 2001 to June 2002, and as our Vice President, Europe, Middle East and Africa, from April 1996 to August 2001. Mr. Bruggink joined our company in 1996 from Banyan Systems, where he was Vice President, Europe. From 1985 to 1993, Mr. Bruggink held several positions at Stratus Computer, including General Manager for Holland, Benelux, and Northern Europe. His last position at Stratus was Vice President, Northern Europe (including Germany). Prior to joining Stratus, he held sales positions at Burroughs Computers. Mr. Bruggink attended the University of Leiden.

Russell Harris, age 42, joined us in September 2001 as our Senior Vice President of Operations. Prior to joining our company, he served as the Vice President of Operations for NetDynamics from 1996 until its acquisition by Sun Microsystems in 1998. From 1991 to 1996, Mr. Harris was the Director of Operations at Silicon Graphics, Inc. From 1985 through 1991, he held various positions at Convergent Technologies and Unisys Corporation. His last position at Unisys was as Director of IT for Worldwide Operations. Mr. Harris earned B.S. and M.S. degrees in Industrial Engineering from Stanford University.

Peter A. Mehring, age 42, has been our Senior Vice President, Engineering since September 2001. He served as our Vice President, Engineering from March 1998 to August 2001. From January 1996 to March 1998, Mr. Mehring held a variety of positions at Umax Computer Corporation where he was a Founder, General Manager, and Vice President of Research and Development. Prior to joining Umax, Mr. Mehring held engineering management positions at Radius, Power Computing Corporation, Sun Microsystems, and Wang Laboratories. Mr. Mehring received a B.S. degree in Electrical Engineering from Tufts University, Massachusetts.

ITEM 2. PROPERTIES

We lease two buildings, each of which contains approximately 75,000 square feet of useable space, for our corporate headquarters in San Jose, California. We moved to this location in October 2001. The lease for the first building, which began in October 2001, requires minimum rental payments for ten years that total approximately $20.6 million. The lease for the second building, which began in May 2003, also requires minimum rental payments for ten years that total approximately $23.4 million.

In April 2003, in conjunction with our acquisition of certain assets of Metering Technology Corporation, or MTC, we entered into a sublease with MTC for a portion of their Scotts Valley, California facilities. This sublease expired on December 31, 2003.

We also lease office space for some of our sales and marketing employees in China, France, Germany, Hong Kong, Italy, Japan, the Netherlands, South Korea, and the United Kingdom and for some of our research and development employees in Livermore, California, Fargo, North Dakota, and Germany. The leases for these offices expire at various dates through 2008 and require minimum rental payments during that time that total approximately $1.1 million. The aggregate rental expense for this office space was approximately $1.2 million during 2003.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2003.

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

	Price Range

Year Ended December 31, 2003	High	Low

Fourth quarter	$15.33	10.15
Third quarter	18.73	11.89
Second quarter	15.00	10.35
First quarter	14.26	9.15

Year Ended December 31, 2002	High	Low

Fourth quarter	$15.75	8.41
Third quarter	16.00	8.36
Second quarter	20.84	11.10
First quarter	22.44	12.79

As of February 29, 2004, there were approximately 569 stockholders of record. Because brokers and other institutions hold many shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid dividends on our capital stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

Equity Compensation Plan Summary Information

For information on our equity compensation plans, please refer to Note 6 to our accompanying consolidated financial statements, as well as Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the section titled "Equity Based Compensation."

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,

	2003	2002	2001	2000	1999

Consolidated Statement of Operations Data:	(in thousands, except per share data)
Net revenues:
Product	$117,153	$121,454	$74,777	$47,261	$37,546
Service	1,000	1,380	1,812	2,038	2,220

Total revenues	118,153	122,834	76,589	49,299	39,766

Cost of revenues:
Cost of product	49,407	57,059	34,842	18,225	14,297
Cost of service	2,650	2,880	2,347	2,017	1,529

Total cost of revenues	52,057	59,939	37,189	20,242	15,826

Gross profit	66,096	62,895	39,400	29,057	23,940

Operating expenses:
Product development	35,113	21,456	17,028	11,159	9,214
Sales and marketing	18,597	17,291	15,787	15,949	15,152
General and administrative	12,108	9,711	6,942	5,787	4,101
Non-recurring charge/(benefit)	--	--	--	(48)	549

Total operating expenses	65,818	48,458	39,757	32,847	29,016

Operating income/(loss)	278	14,437	(357)	(3,790)	(5,076)
Interest and other income, net	2,219	3,777	6,655	4,019	1,355

Income/(loss) before provision for income taxes	2,497	18,214	6,298	229	(3,721)
Provision for income taxes	600	1,457	252	145	186

Net income/(loss)	$1,897	$16,757	$6,046	$84	$(3,907)

Income/(loss) per share (1):
Basic	$0.05	$0.42	$0.16	$0.00	$(0.12)

Diluted	$0.05	$0.41	$0.15	$0.00	$(0.12)

Shares used in per share calculation (1):
Basic	40,070	39,468	38,443	35,222	32,910

Diluted	40,792	40,726	41,141	39,734	32,910

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$144,923	$134,489	$111,653	$150,793	$24,304
Working capital	160,745	156,319	151,748	164,377	30,290
Total assets	214,128	207,492	185,654	175,676	39,711
Total stockholders’ equity	200,924	195,018	174,717	168,761	32,938

(1)    See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing basic net income/(loss) per share, and diluted net income/(loss) per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Annual Report. The following discussion contains forward-looking statements including, without limitation, statements regarding our liquidity position and our expected overall growth that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below in "Factors That May Affect Future Results of Operations" and elsewhere in this Annual Report.

Overview

Echelon Corporation was incorporated in California in February 1988, and reincorporated in Delaware in January 1989. We are based in San Jose, California, and maintain offices in nine foreign countries throughout Europe and Southeast Asia. We develop, market and support a wide array of products and services based on our LonWorks technology that enable original equipment manufacturers, or OEMs, and systems integrators to design and implement open, interoperable, distributed control networks. We offer these hardware and software products to OEMs and systems integrators in the building, industrial, transportation, utility/home and other automation markets.

We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s electricity meter management project known as the Contatore Elettronico. We refer to Echelon’s revenue to Enel and Enel’s suppliers as Enel Project revenue. We refer to all other revenue as LONWORKS Infrastructure revenue. We have been investing in products for use by electricity utilities for use in management of electricity distribution. We believe that we will receive revenues from these investments beginning in 2004. We refer to this revenue as networked energy services, or NES, revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our revenues, allowance for doubtful accounts, inventories, commitments and contingencies, income taxes, and asset impairments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates relate to those policies that are most important to the presentation of our consolidated financial statements and require the most difficult, subjective and complex judgments.

Sales Returns and Allowances. We sell our products and services to OEMs, systems integrators, and our other customers directly through our sales force and indirectly through distributors around the world. Sales to certain distributors are made under terms allowing limited rights of return. Sales to EBV, our largest distributor, accounted for 10.2% of total net revenues for 2003, 9.2% for 2002, and 16.9% for 2001. Worldwide sales to distributors, including those to EBV, accounted for approximately 14.6% of total net revenues for 2003, 14.2% for 2002, and 26.9% for 2001.

Net revenues consist of product and service revenues reduced by estimated sales returns and allowances. Provisions for estimated sales returns and allowances are recorded at the time of sale, and are based on management’s estimates of potential future product returns related to product revenues in the current period. In evaluating the adequacy of our sales returns and other allowances, management analyzes historical returns, current and historical economic trends, contractual terms, and changes in customer demand and acceptance of our products.

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

Other than standard warranty repair work, Enel and its designated contract meter manufacturers do not have rights to return products we ship to them. However, our agreement with Enel contains an "acceptance" provision, whereby Enel is entitled to inspect products we ship to them to ensure the products conform, in all material respects, to the product’s specifications. Once the product has been inspected and approved by Enel, or if the acceptance period lapses before Enel inspects or approves the products, the goods are considered accepted. Prior to shipping our products to Enel, we perform detailed reviews and tests to ensure the products will meet Enel’s acceptance criteria. We do not ship products unless they have passed these reviews and tests. As a result, we record revenue for these products upon shipment to Enel. If Enel were to subsequently properly reject any material portion of a shipment for not meeting the agreed upon specifications, we would defer the revenue on that portion of the transaction until such time as Enel and we were able to resolve the discrepancy. Such a deferral could have a material impact on the amount and timing of our Enel related revenues.

We also provide for an allowance for sales discounts and rebates that we identify and reserve for at the time of sale. This reserve is primarily related to estimated future point of sale, or POS, credits to be issued to EBV. Under our arrangement with EBV, we have agreed to issue POS credits on sales they make to certain volume customers. We base this estimate on EBV’s historical and forecasted sales volumes to those customers. Significant management judgments and estimates must be made and used in connection with establishing these reserves for POS credits in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management revises its judgments or estimates.

Our allowances for sales returns and other sales-related reserves were approximately $1.4 million as of December 31, 2003, and $2.1 million as of December 31, 2002.

Allowance for Doubtful Accounts. We typically sell our products and services to customers with net 30 day payment terms. In certain instances, payment terms may extend to as much as net 90 days. For a customer whose credit worthiness does not meet our minimum criteria, we may require partial or full payment prior to shipment. Alternatively, customers may be required to provide us with an irrevocable letter of credit prior to shipment.

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we’ve had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit-worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions worsened, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $500,000 as of December 31, 2003 and $570,000 as of December 31, 2002.

Inventory Valuation. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventories on hand, in excess of one year’s forecasted demand, are not valued. In addition, we write off inventories that we consider obsolete. We consider a product to be obsolete when one of several factors exists. These factors include, but are not limited to, our decision to discontinue selling an existing product, the product has been re-designed and we are unable to rework our existing inventory to update it to the new version, or our competitors introduce new products that make our products obsolete. We adjust remaining inventory balances to approximate the lower of our cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $205,000 as of December 31, 2003 and $229,000 as of December 31, 2002.

Deferred Income Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on our historical net operating losses, and the uncertainty of our future operating results, we have recorded a valuation allowance that fully reserves our deferred tax assets. If we later determine that, more likely than not, some or all of the net deferred tax assets will be realized, we would then need to reverse some or all of the previously provided valuation allowance. Our deferred tax asset valuation allowance was $47.8 million as of December 31, 2003 and $48.0 million as of December 31, 2002.

Valuation of Goodwill and Other Intangible Assets. We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  significant underperformance relative to expected historical or projected future operating results;
  significant changes in the manner or use of the acquired assets or the strategy for our overall business;
  significant negative industry or economic trends; and
  significant changes in the composition of the intangible assets acquired.
When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to $8.8 million as of December 31, 2003.

We adopted SFAS 142 on January 1, 2002, and, as a result, ceased amortizing approximately $2.1 million of goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. During 2002 and 2003, net goodwill increased by $6.5 million. For a reconciliation of this increase, please refer to Note 4 to our accompanying consolidated financial statements. The net balance of goodwill as of December 31, 2003 was $8.2 million. We review goodwill for impairment annually during the quarter ending March 31. If, as a result of an annual or any other impairment review that we perform in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge. Such a charge could have a material adverse impact on our financial position and/or operating results.

Results of Operations

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the twelve months ended December 31, 2003, 2002, and 2001:

	Twelve Months Ended December 31,

	2003	2002	2001

Revenues:
Product	99.2%	98.9%	97.6%
Service	0.8	1.1	2.4

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product	41.8	46.5	45.5
Cost of service	2.3	2.3	3.1

Total cost of revenues	44.1	48.8	48.6

Gross profit	55.9	51.2	51.4

Operating expenses:
Product development	29.7	17.5	22.2
Sales and marketing	15.7	14.1	20.6
General and administrative	10.3	7.9	9.1

Total operating expenses	55.7	39.5	51.9

Income (loss) from operations	0.2	11.7	(0.5)
Interest and other income, net	1.9	3.1	8.7

Income before provision for income taxes	2.1	14.8	8.2
Provision for income taxes	0.5	1.2	0.3

Net income	1.6%	13.6%	7.9%

Revenues

Total Revenues. Total revenues were $118.2 million for the year ended December 31, 2003, $122.8 million for the year ended December 31, 2002, and $76.6 million for the year ended December 31, 2001. The $4.6 million decrease in 2003 as compared to 2002 was primarily the result of a $5.7 million reduction in Enel Project related revenues partially offset by a $1.1 million increase in LONWORKS Infrastructure revenue. The $46.2 increase in revenues in 2002 as compared to 2001 was primarily the result of a $50.5 million increase in Enel Project revenues partially offset by a $4.3 million decrease in LONWORKS Infrastructure revenue.

Product revenues. During 2003, product revenues decreased by $4.3 million, or 3.5%, to $117.2 million from $121.5 million in 2002. During 2002, product revenues increased by $46.7 million, or 62.4% from $74.8 million in 2001. The decrease in product revenues between 2003 and 2002 was attributable to the $5.7 million decrease in Enel program revenues partially offset by a $1.4 million increase in LONWORKS Infrastructure product revenues. The increase in product revenues between 2002 and 2001 was the result of the $50.5 million increase in Enel Program revenues partially offset by a $3.8 million decrease in LONWORKS Infrastructure product revenues.

Enel Project revenues. Products sold to Enel and its designated contract manufacturers accounted for $75.8 million, or 64.2% of total revenues for the year ended December 31, 2003; $81.6 million, or 66.4% of total revenues for year ended December 31, 2002; and $31.0 million, or 40.5% of total revenues for the year ended December 31, 2001. Revenues from the Enel Project will typically fluctuate from quarter to quarter, and from year to year, for several reasons, many of which are described in more detail later in this discussion in the section entitled "Factors That May Affect Future Results of Operations." The $5.7 million decrease in Enel Project revenues in 2003 as compared to 2002 was primarily attributable to reduced average selling prices for electricity meter components (also referred to as metering kit products), partially offset by increased unit volumes of both metering kit and data concentrator products. Under the terms of our agreement with Enel, prices for the products we sell them are reduced based on the cumulative number of units shipped.

The $50.5 million, or 162.7% increase in Enel Project revenues in 2002 as compared to 2001 was primarily attributable to a significant increase in the number of metering kit and data concentrator products shipped. We began volume shipments of these products to Enel and its designated meter manufacturers during the second half of 2001 and continued shipping in volume throughout 2002.

We sell our products to Enel and its designated manufacturers in United States dollars. Therefore, the associated revenues are not subject to foreign currency risks.

If the Enel program achieves its targeted volumes for 2004, we expect that total revenues attributable to the project will decline from 2003 levels due primarily to lower average selling prices for metering kits. However, we still expect that revenues from the Enel program will continue to account for a majority of our revenues in 2004. Enel has stated that it intends to complete the installation of the Contatore Elettronico during 2005. Consequently, we believe that our revenue from the Enel Project will decline sharply in 2005 from our projected 2004 levels.

From time to time, we have interpreted the contracts between our companies differently from Enel, which has led to disagreements. For example, as a result of a dispute regarding the compensation owed to us for the transition from the second version of metering kit to the third generation of metering kit, which dispute has since been resolved, we deferred approximately $2.7 million of revenue from the second quarter to the third quarter of 2003. If any dispute is not resolved in our favor or in a timely manner, the project, or revenue generated from the project, could be delayed, could become less profitable to us, could result in damages or losses, or either we or Enel could seek to terminate the research and development agreement. Once the project is completed, or if it were cancelled prior to its completion, we would experience a significant drop in our overall revenue, which would have a material negative impact on our financial position and results of operations.

Given our significant dependence on one customer at this time, we continue to seek opportunities to expand our customer base. In 2002, we formed a new sales and marketing organization that has been tasked with identifying other customers for our NES system products. However, we can give no assurance that our efforts in the networked energy services area will be successful.

LONWORKS Infrastructure revenues. Our LONWORKS Infrastructure revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. LONWORKS Infrastructure revenues accounted for $42.3 million, or 35.8% of total revenues for the year ended December 31, 2003; $41.3 million, or 33.6% of total revenues for the year ended December 31, 2002; and $45.5 million, or 59.5 % of total revenues for the year ended December 31, 2001. The $1.0 million, or 2.5% increase in LONWORKS Infrastructure revenue in 2003 as compared to 2002 was driven by a combination of factors. Approximately $600,000 of the increase was attributable to improved economic conditions in North America and Europe, partially offset by continued weakness in our Asian markets. We believe our LONWORKS Infrastructure revenues in Asia suffered during 2003 because of continued economic weakness, and in particular, the economic effects of Severe Acute Respiratory Syndrome, or SARS, during the first half of the year. In addition, the impact of exchange rates on sales made in foreign currencies, principally the Japanese Yen, contributed approximately $400,000 to the year-over-year increase. We believe that, as long as the current worldwide economic recovery continues to gain momentum, revenues from our LONWORKS Infrastructure business will continue to improve during 2004.

This expected improvement, however, will be subject to further fluctuations in the exchange rates between the United States dollar and the Japanese Yen. If the dollar were to strengthen against the Yen, our revenues would decrease. Conversely, if the dollar were to weaken against the Yen, our revenues would increase. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in Japanese Yen (or other foreign currencies) and the magnitude of the exchange rate fluctuation from year to year. The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 3.8% in 2003, 4.8% in 2002, and 5.9% in 2001. We do not currently expect that, during 2004, the portion of our revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

The $4.3 million, or 9.3% reduction in LONWORKS Infrastructure revenue in 2002 as compared to 2001 was primarily attributable to the worldwide economic slowdown, which began in late 2000 and continued through 2001 and 2002.

EBV revenues. Sales to EBV, our largest distributor and the sole independent distributor of our products in Europe, accounted for $12.1 million, or 10.2% of our total revenues in 2003; $11.3 million, or 9.2% of our total revenues in 2002; and $12.9 million, or 16.9% of our total revenues in 2001. Our contract with EBV expires in December 2004. If our agreement with EBV is not renewed, or is renewed on less favorable terms to us, our revenues could decrease and our future financial position could be harmed. We currently sell our products to EBV in United States dollars. Therefore, the associated revenues are not subject to foreign currency exchange rate risks.

Service revenues. During 2003, service revenues decreased by $380,000, or 27.5%, to $1.0 million from $1.4 million in 2002. During 2002, service revenues decreased by $432,000, or 23.8% from $1.8 million in 2001. The decrease in LONWORKS Infrastructure service revenues in both 2003 and 2002 was the result of continued decreases in customer support and training revenues. During this time, we believe that the worldwide economic recession forced many of our customers to curtail spending for training and support. Although worldwide economic conditions began to improve during late 2003, and continue to look promising for 2004, we do not expect our service revenues to increase over 2003 levels. In fact, we believe that many of our customers will continue to refrain from purchasing our customer support and training offerings during 2004 in an effort to minimize their operating expenses.

Gross Profit

Gross profit is equal to revenues less cost of goods sold. Cost of goods sold for product revenues includes direct costs associated with the purchase of components, subassemblies, and finished goods, as well as indirect costs such as allocated labor and overhead; costs associated with the packaging, preparation, and shipment of products; and charges related to warranty and excess and obsolete inventory reserves. Cost of goods sold for service revenues consists of employee-related costs such as salaries and fringe benefits as well as other direct costs incurred in providing training, customer support, and custom software development services.

During 2003, gross profit increased by $3.2 million, or 5.1% to $66.1 million from $62.9 million in 2002. As a percentage of revenues, gross profit in 2003 increased to 55.9% from 51.2% in 2002. Gross profit, as a percentage of revenues, improved during 2003 due primarily to the recognition of approximately $3.0 million of Enel program related revenue with no corresponding cost of goods sold. This $3.0 million is attributable to a surcharge Enel agreed to pay us for continuing to ship a former version of the metering kit to Enel’s meter manufacturers. Without this $3.0 million surcharge, 2003 gross profit, as a percentage of revenues, would have been 53.4%, a 2.2% improvement over 2002 levels. The primary factors contributing to this 2.2% improvement were: one-time reductions in the price we pay our contract manufacturers and other suppliers for products we purchase from them for sale to our customers, a change in the mix of products sold, favorable manufacturing variances, and reductions in certain cost-of-sales related charges (primarily provisions for excess and obsolete inventory). Offsetting these favorable factors was the previously discussed decrease in the average selling price for metering kit products sold under the Enel Program. We expect that, during 2004, gross profit as a percentage of revenues will be reduced slightly from 2003 levels. We expect this reduction to occur due to the fact that we do not currently expect to ship significant quantities of the former version of the metering kit to Enel’s meter manufacturers, which gave rise to the $3.0 million surcharge in 2003.

During 2002, gross profit increased by $23.5 million, or 59.6% to $62.9 million from $39.4 million in 2001. As a percentage of revenues, gross profit in 2002 decreased to 51.2% from 51.4% in 2001. The $23.5 million increase in gross profit during 2002 as compared to 2001 was primarily attributable to increased shipments under the Enel program.

Operating Expenses

Product development. Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, depreciation and amortization, expensed material, and other costs associated with the development of new technologies and products.

During 2003, product development expenses grew by $13.7 million, or 63.7%, to $35.1 million from $21.5 million in 2002, representing 29.7% of total revenues for 2003 and 17.5% of total revenues for 2002. The increase in product development expenses during 2003 was due to the asset acquisition transaction with Metering Technology Corporation, or MTC, that occurred during the second quarter of 2003. During 2003, total product development costs associated with the MTC transaction and ongoing operations amounted to $13.8 million, and consisted of a one-time $9.8 million charge related to in-process research and development taken in the second quarter of 2003, $3.3 million of ongoing day-to-day operating expenses (primarily payroll and facilities costs for the nineteen former MTC employees who joined our company), and $718,000 of amortization expense for purchased technology. For additional information relating to this transaction, please refer to Note 3 in the Notes to Condensed Consolidated Financial Statements as well as to the "Acquisitions" section later in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We expect that, during 2004, product development expenses will be reduced from 2003 levels due to the fact that the in-process research and development charge taken in 2003 was a one-time charge. However, we also expect that our product development expenses in 2004 will be somewhat higher than those incurred in 2002 and prior years, due primarily to the added costs associated with the employees who were formerly MTC personnel and the ongoing amortization of the purchased technology acquired from MTC.

During 2002, product development expenses grew by $4.4 million, or 26.0%, to $21.5 million from $17.0 million in 2001, representing 17.5% of total revenues for 2002 and 22.2% of total revenues for 2001. The primary components of the increase between the two years were costs associated with our new corporate facilities in San Jose and payroll and related costs associated with our engineering staff, including the addition of seven development personnel during the year. In addition, in January 2002 we acquired BeAtHome.com, Inc. of Fargo, North Dakota. Total product development costs incurred in our Fargo, North Dakota facility, including payroll, administrative, and operational costs associated with the 21 development personnel located there, a one-time charge of $400,000 related to in-process research and development expensed in the first quarter of 2002, and amortization of purchased technology, contributed approximately $2.0 million of the $4.4 million increase in development spending during 2002. Slightly offsetting these increases were reductions in fees paid to consultants and other third parties who assist in our research and development activities.

Sales and marketing. Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

During 2003, sales and marketing expenses increased by $1.3 million, or 7.6%, to $18.6 million from $17.3 million in 2002, representing 15.7% of total revenues for 2003 and 14.1% of total revenues for 2002. Approximately $845,000 of the increase during 2003 was due to the impact of foreign currency exchange rate fluctuations between the United States dollar and the local currency in several of the foreign countries in which we operate. Other factors contributing to the year-over-year increase were increased salary and other compensation related expenses, increased costs for third-party service providers, and recruiting expenses, offset by reductions in advertising and product promotion costs and travel and entertainment expenses.

We expect that, during 2004, our sales and marketing expenses will increase over 2003 levels. We believe that this increase will be attributable to increases in sales incentive compensation plans as well as the continued weakness of the United States dollar. If, however, the United States dollar were to strengthen against the foreign currencies where we do business, our sales and marketing expenses could decrease slightly. Conversely, if the dollar were to weaken further against these currencies, our expenses would rise.

During 2002, sales and marketing expenses increased by $1.5 million, or 9.5%, to $17.3 million from $15.8 million in 2001, representing 14.1% of total revenues for 2002 and 20.6% of total revenue for 2001. The primary components of the $1.5 million spending increase between the two years were costs associated with our new corporate facilities in San Jose, increased payroll and commission costs, including costs associated with the addition of seven sales and marketing personnel hired during the year, and increased advertising and product promotion costs.

General and administrative. General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

During 2003, general and administrative expenses increased by $2.4 million, or 24.7%, to $12.1 million from $9.7 million in 2002, representing 10.3% of total revenues for 2003 and 7.9% of total revenues for 2002. Of the $2.4 million increase between the two years, $1.9 million was related to rent, depreciation, and other expenses attributable to our second new building at our corporate headquarters facility in San Jose. Excluding the costs associated with the new building, general and administrative expenses were approximately $508,000 higher in 2003 than in 2002. This $508,000 increase related primarily to increases in salaries and other compensation related costs, business insurance costs, director expenses, and professional fees paid to external service providers. We expect that, during 2004, general and administrative costs will remain at or slightly above their current levels.

During 2002, general and administrative expenses increased by $2.8 million, or 39.9%, to $9.7 million from $6.9 million in 2001, representing 7.9% of total revenues for 2002 and 9.1% of total revenues for 2001. The primary components of the $2.8 million spending increase between the two years were payroll expenses associated with the full year effect of modifications made to our management structure during the fourth quarter of 2001, costs associated with our new corporate facilities in San Jose, insurance premiums, and travel and entertainment costs. In addition, in January 2002 we acquired BeAtHome of Fargo, North Dakota. Total general and administrative costs incurred in our Fargo, North Dakota facility, including payroll, administrative, and operational costs, contributed approximately $700,000 of the $2.8 million increase in general and administrative spending during 2002.

Interest and Other Income, Net

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. In addition, foreign exchange translation gains and losses related to short-term intercompany balances are also reflected in this amount.

During 2003, interest and other income, net decreased by $1.6 million, or 41.2%, to $2.2 million from $3.8 million in 2002. Although the average amount of our invested cash increased during 2003 as compared to 2002, the impact of short-term interest rate reductions, which began in late 2001 and have continued through 2003, have had a negative impact on our interest income. As short-term investments we purchased in 2001 and 2002 come to maturity, we have been forced to re-invest these funds in instruments with lower effective yields, thus reducing interest income. In addition, during 2003, the impact of foreign exchange translation losses on our short-term intercompany balances also contributed to the decline in interest and other income, net.

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

During 2002, interest and other income, net decreased by $2.9 million, or 43.2%, to $3.8 million from $6.7 million in 2001. As with 2003, this reduction was due to the impact of short-term interest rate reductions, which began in late 2001 and continued through 2002.

Provision for Income Taxes

The provision for income taxes for 2003 includes a provision for federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes of $600,000 for 2003 primarily consist of taxes related to profitable foreign subsidiaries, federal alternative minimum taxes, and various state minimum and regular income taxes. We expect that, during 2004, our effective tax rate will drop as compared to 2003. This reduction will be driven primarily from an expected increase in 2004 pre-tax income.

The 2002 provision for income taxes of $1.5 million relates to various state and foreign taxes. We did not provide for any federal taxes in 2002 due to the utilization of our net operating loss carryforwards and the relief provided by the 2002 Tax Act on alternative minimum taxes.

Off-Balance-Sheet Arrangements and Other Contractual Obligations

Off-Balance-Sheet Arrangements. We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose Echelon to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us.

Operating Lease Commitments. We lease our present corporate headquarter facility in San Jose, California, under two non-cancelable operating leases. The first lease agreement expires in 2011 and the second lease agreement expires in 2013. Upon expiration, both lease agreements provide for extensions of up to ten years. As part of these lease transactions, we provided the lessor security deposits in the form of two standby letters of credit totaling $8.0 million. These letters of credit are secured with a cash deposit at the bank that issued the letters of credit. The cash on deposit is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy.

In addition to our corporate headquarter facility, we also lease facilities for our sales, marketing, and product development personnel located elsewhere within the United States and in nine foreign countries throughout Europe and Asia. These operating leases are of shorter duration, generally one to two years, and in some instances are cancelable with advance notice.

Purchase Commitments. We utilize several contract manufacturers who manufacture and test our products requiring assembly. These contract manufacturers acquire components and build product based on demand information supplied by us in the form of purchase orders and demand forecasts. These purchase orders and demand forecasts generally cover periods that range from one to six months, an in some cases, up to one year. We also obtain individual components for our products from a wide variety of individual suppliers. We generally acquire these components through the issuance of purchase orders, which cover periods ranging from one to six months.

Indemnifications. In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant. However, we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of the applicable insurance coverage is minimal.

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $613,000 during 2003, $568,000 during 2002, and $578,000 during 2001.

As of December 31, 2003, our contractual obligations were as follows (in thousands):

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$39,006	$4,409	$8,839	$8,946	$16,812
Purchase commitments	10,238	10,238	--	--	--

Total	$49,244	$14,647	$8,839	$8,946	$16,812

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although recently we have also been able to finance our operations through operating cash flow. From inception through December 31, 2003, we raised $272.7 million from the sale of preferred stock and common stock.

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

In September 2001, our Board of Directors approved a stock repurchase program which authorized us to repurchase up to 2.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. In September 2001, we repurchased 265,000 shares under the program at a cost of $3.2 million. No additional repurchases were made subsequent to September 2001. The stock repurchase program expired in September 2003.

The following table presents selected financial information for each of the last three fiscal years (dollars in thousands):

	2003	2002	2001

Cash, cash equivalents, and short-term investments	$144,923	$134,489	$111,653
Trade accounts receivable, net	20,110	22,930	29,113
Working capital	160,745	156,320	151,748
Stockholder’s equity	200,924	195,018	174,717

As of December 31, 2003, we had $144.9 million in cash, cash equivalents, and short-term investments, an increase of $10.4 million as compared to December 31, 2002. Historically, our primary source of cash has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Net cash provided by operating activities. Net cash provided by operating activities has historically been driven by net income levels, adjustments for non-cash charges such as depreciation, amortization, and in-process research and development charges, and fluctuations in operating asset and liability balances. Net cash provided by operating activities was $23.7 million for 2003, a $15.0 million decrease from 2002. During 2003, net cash provided by operating activities was generated primarily from the $9.8 million in-process research and development charge taken in relation to the MTC transaction in the second quarter; changes in our operating assets and liabilities of $6.3 million; $5.6 million of depreciation and amortization; and net income of $1.9 million. Cash provided by operating activities in 2002 of $38.7 million was primarily due to changes in our operating assets and liabilities of $17.4 million, net income for the year of $16.8 million, and $4.1 million of depreciation and amortization. Cash used in operating activities in 2001 of $17.8 million was primarily due to changes in our operating assets and liabilities of $26.7 million; offset by net income for the year of $6.0 million and $2.3 million of depreciation and amortization.

Net cash used for investing activities. Net cash used for investing activities has historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used for investing activities was $44.5 million for 2003, a $13.7 million increase from 2002. During 2003, net cash used for investing activities was primarily the result of purchases of available-for-sale short-term investments, our $11.0 million purchase of certain assets of MTC, and capital expenditures of $6.5 million, offset by proceeds from sales and maturities of available-for-sale short-term investments and a $576,000 reduction in long-term assets. Net cash used in investing activities in 2002 of $30.7 million was principally due to the purchase of available-for-sale investments, the purchase of restricted investments, the purchase of BeAtHome, and capital expenditures, offset by the proceeds from sales and maturities of available-for-sale investments. Net cash used in investing activities in 2001 of $75.6 million was principally due to the purchase of available-for-sale investments, capital expenditures related to our new corporate headquarters facility in San Jose, and an increase in other long-term assets, partially offset by the proceeds from sales and maturities of available-for-sale investments.

Net cash provided by financing activities. Net cash provided by financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase program. Net cash provided by financing activities was $3.4 million for 2003, a $341,000 increase from 2002. During 2003, net cash provided by financing activities was comprised of proceeds from the exercise of stock options by employees. Net cash provided by financing activities in 2002 of $3.1 million was comprised of proceeds from the exercise of stock options by employees and, to a lesser extent, by the proceeds from the exercise of stock warrants by some of our warrant holders who are also directors of our company. Net cash used in financing activities in 2001 of $642,000 was comprised of $3.2 million attributable to open-market purchases of our common stock under our stock repurchase program, partially offset by $2.5 million of proceeds from the exercise of stock options by employees.

We use highly regarded investment management firms to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated United States corporate obligations, United States government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by our Board of Directors.

We expect that cash requirements for our payroll and other operating costs will continue at or slightly above existing levels. We also expect that we will continue to acquire capital assets such as computer systems and related software, office and manufacturing equipment, furniture and fixtures, and leasehold improvements, as the need for these items arises. Furthermore, our cash reserves may be used to strategically acquire other companies, products, or technologies that are complementary to our business.

Our existing cash, cash equivalents, and investment balances may decline during 2004 in the event of a further weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances, together with our anticipated cash flows from operations, will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed later in this discussion in the section titled " Factors That May Affect Future Results of Operations ." In the unlikely event that we would require additional financing within this period, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

Acquisitions

Purchase of Certain Assets of Metering Technology Corporation

On April 11, 2003, we acquired certain assets from privately held Metering Technology Corporation, or MTC, a Scotts Valley, California based developer of intelligent, communicating energy measuring devices and systems. In exchange for the assets acquired, we paid $11.0 million in cash to MTC. In conjunction with the asset purchase, we also entered into a sublease agreement with MTC for a portion of their Scotts Valley office space. The sublease expired in December 2003.

The assets we acquired from MTC included de minimus operating assets (e.g., fixed assets), certain intangible assets (e.g., in-process research and development, or IPR&D, and purchased technology), and the opportunity to hire certain of MTC’s employees. We did not assume any of MTC’s existing customer contracts, nor did we buy any of their existing finished goods inventory. Lastly, we did not assume any of MTC’s existing obligations or liabilities with the exception of a lease for a piece of office equipment and a term contract with an internet service provider. In evaluating the group of assets acquired, it was clear that several components necessary for the acquired set to continue operating normal operations were missing. As a result, we concluded that the assets acquired do not constitute a business as such term is defined in EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, and SFAS No. 141, or FAS 141, Business Combinations. Accordingly, FAS 141 accounting does not apply to this transaction and no goodwill has been recorded.

We allocated the purchase price based upon the fair value of the assets acquired. The excess of the purchase price over the fair value of the assets acquired has been allocated to the identified intangible assets in accordance with the requirements of FAS 141 and SFAS No. 142, or FAS 142, Goodwill and Other Intangible Assets. The following is a final allocation of the purchase price (in thousands):

Property and equipment	$235
Intangible assets and IPR&D	10,765

Total assets acquired	$11,000

Of the acquired intangible assets of $10.8 million, $9.8 million was assigned to IPR&D and was charged to product development expenses on the date the assets were acquired. The remaining $957,000 was assigned to purchased technology and is being amortized over its estimated useful life of one year. For the twelve months ended December 31, 2003, amortization expense related to this purchased technology was approximately $718,000, which was recorded in product development expenses. The remaining unamortized balance of $239,000 will be charged to amortization expense during the first quarter of 2004.

Since the date of the asset purchase, we have focused the efforts of the employees who joined our company from MTC on the development of a new LONWORKS based electricity meter to be used in our Networked Energy Services, or NES, product offering. The foundation for this new electricity meter was a prototype design developed by MTC prior to the asset purchase transaction.

Acquisition of BeAtHome.com, Inc.

On January 31, 2002, we acquired all of the outstanding capital stock of BeAtHome, a Fargo, North Dakota based developer of remote management system hardware and software. In exchange for all of the outstanding capital stock of BeAtHome, we paid approximately $5.9 million, comprised of cash payments totaling approximately $2.0 million to BeAtHome’s shareholders, the forgiveness of approximately $3.5 million in operating loans made to BeAtHome, and approximately $371,000 of third party expenses. The transaction was accounted for as a purchase transaction under FAS 141.

We allocated the purchase price based upon the fair value of the assets acquired. Acquired in-process research and development assets of $400,000 were expensed at the date of acquisition. The results of BeAtHome’s operations have been included in the consolidated condensed financial statements since January 31, 2002.

Since the acquisition, we have been integrating certain components of BeAtHome’s technology into our current and future product offerings, such as our NES offering and the Panoramix platform. We believe these new products and product enhancements will make it easier for our customers to aggregate and process information from remote LONWORKS networks, thereby increasing overall network management capabilities.

Related Party Transactions

During the years ended December 31, 2003, 2002, and 2001, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, M. Kenneth Oshman, our Chairman of the Board and Chief Executive Officer, uses private air travel services for business trips for himself and for any employees accompanying him. These private air travel services are provided by certain entities controlled by Mr. Oshman or Armas Clifford Markkula, a director of our company. Our net cash outlay with respect to such private air travel services is no greater than comparable first class commercial air travel services. Such net outlays to date have not been material.

In September 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million (see Note 9 to our accompanying consolidated financial statements for additional information on our transactions with Enel). The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. As of February 29, 2004, Enel had not disposed of any of its 3.0 million shares.

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. Enel appointed Mr. Francesco Tatò as its representative to our board of directors in September 2000. As a consequence of the expiration of Mr. Tatò’s mandate as Enel’s Chief Executive Officer, Mr. Tatò resigned as Board member in all of Enel’s subsidiaries and affiliates, including Echelon. His resignation from our board of directors was effective in June 2002. Enel has reserved its right to nominate a new member of our board of directors, although, as of February 29, 2004, they have not done so. During the term of service of Enel’s representative on our board of directors from September 2000 to September 2002, Enel’s representative abstained from resolutions on any matter relating to Enel.

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel. Under the terms of the research and development agreement, we are cooperating with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy. During 2003, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $75.8 million, $15.3 million of which was included in accounts receivable at December 31, 2003. During 2002, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $81.6 million, $17.2 million of which was included in accounts receivable at December 31, 2002. During 2001, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $31.0 million. We expect that 2004 revenue relating to the Enel program will decline as compared to the $75.8 million recognized in 2003. In addition, we expect that we will complete our Enel program related deliveries during the first six months of 2005, after which revenue, if any, from Enel and its designated manufacturers will be reduced to an immaterial amount.

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

In December 2002, the FASB issued SFAS No. 148, or SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed format and provide the additional disclosures required by SFAS 148 in our annual financial statements, beginning with the year ending December 31, 2002, and must also provide the disclosures in our quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending March 31, 2003. The adoption of SFAS 148 did not have an effect on our financial position or results of operations as we did not adopt the fair value method of accounting for stock-based employee compensation.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), or FIN 46R, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities, or VIEs, created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and noncontrolling interests of the VIE. We do not expect the adoption of FIN 46R to have a material impact on our financial position, results of operations, or cash flows.

In January 2003, the EITF published EITF No. 00-21, or EITF 00-21, Revenue Arrangements with Multiple Deliverables, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Additionally, in August 2003, the EITF reached consensus on EITF Issue No. 03-5, or EITF 03-5, Applicability of AICPA Statement of Position 97-2, "Software Revenue Recognition," to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software. EITF 03-5 provides guidance on determining whether non-software deliverables are included within the scope of SOP 97-2, and accordingly, whether multiple element arrangements are to be accounted for in accordance with EITF 00-21 or SOP 97-2. The application of EITF 00-21 and EITF 03-5 did not have a material impact on our financial position, results of operations, or cash flows.

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

On December 17, 2003, the Staff of the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 104, or SAB 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers, which was issued with SAB 101 and was codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position, results of operations, or cash flows.

Equity Based Compensation

We have two plans under which we grant options: the 1997 Stock Plan, or the "1997 Plan," and the 1998 Director Option Plan, or the "Director Option Plan." A more detailed description of each plan can be found in Note 6 to our accompanying consolidated financial statements.

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

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution:

	Year Ended December 31,

	2003	2002	2001

Shares of common stock outstanding	40,409,956	39,725,550	38,753,360

Options granted	2,346,245	2,282,750	2,560,225
Options cancelled	(743,344)	(81,872)	(244,314)

Net options granted	1,602,901	2,200,878	2,315,911

Grant dilution *	4.0%	5.5%	6.0%

Options exercised	793,633	631,917	971,107

Exercise dilution **	2.0%	1.6%	2.5%

* The percentage for grant dilution is computed based on options granted less options cancelled as a percentage of total outstanding shares of common stock.

** The percentage for exercise dilution is computed based on options exercised as a percentage of total outstanding shares of common stock.

The following table summarizes the options granted to our Named Executive Officers, whose names can be found under the section entitled "Executive Options" below. For the years ended December 31, the Named Executive Officers represent our Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the respective fiscal year were in excess of $100,000. For 2003, our Named Executive Officers include the same group of individuals as was reported for the year ended December 31, 2002.

	Year Ended December 31,

	2003	2002	2001

Options granted to the Named Executive Officers	380,000	540,000	450,000

Options granted to the Named Executive Officers as a % of net options granted	23.7%	24.5%	19.4%

Options granted to the Named Executive Officers as a % of outstanding shares	0.9%	1.4%	1.2%

Cumulative options held by Named Executive Officers as a % of total outstanding options	21.1%	23.8%	24.8%

General Option Information

The following table summarizes option activity under all plans since December 31, 2002 (prices are weighted average prices):

		Options Outstanding

	Options Available for Grant	Number Outstanding	Weighted-Average Exercise Price Per Share

BALANCE AT DECEMBER 31, 2002	3,118,416	8,134,914	$ 17.44
Granted	(2,346,245)	2,346,245	12.68
Cancelled	743,344	(743,344)	25.83
Exercised	---	(793,633)	6.17
Additional shares reserved	2,086,277	---	---

BALANCE AT DECEMBER 31, 2003	3,601,792	8,944,182	$16.49

The following table summarizes the stock options outstanding as of December 31, 2003:

	Exercisable		Unexercisable		Total

As of December 31, 2003	Shares (#)	Weighted Average Exercise Price ($)	Shares (#)	Weighted Average Exercise Price ($)	Shares (#)	Weighted Average Exercise Price ($)

In-the-Money	981,241	$ 7.24	192,188	$ 9.96	1,173,429	$ 7.69
Out-of-the-Money *	4,141,725	20.37	3,629,028	14.91	7,770,753	17.82

Total Options Outstanding	5,122,966	$17.85	3,821,216	$14.66	8,944,182	$16.49

* Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $11.14 at December 31, 2003.

Certain options issued under the 1997 Plan may be exercised at any time prior to their expiration, even if those options have not yet vested. Shares issued upon exercise of unvested options are considered unvested shares. Once issued, the unvested shares continue vesting in accordance with original option’s vesting schedule. If the option holder’s employment or service with our company terminates before the unvested shares become fully vested, we have the right, at our discretion, to repurchase from the option holder any unvested shares at the exercise price paid by the option holder. As of December 31, 2003, there were no exercised shares subject to repurchase by our company. Of the 5,122,966 options exercisable as of December 31, 2003, 4,807,128 were vested.

Executive Options

The following table sets forth certain information with respect to stock options granted to our Named Executive Officers during the year ended December 31, 2003. All option grants were made under the 1997 Plan.

	Individual Grants

	Number of Securities Underlying Options	% of Total Options Granted to Employees in Fiscal	Exercise Price Per	Expiration	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term ($) **
Name	Granted	Year *	Share ($)	Date	5%	10%

M. Kenneth Oshman	120,000	5.3	12.91	5/21/2008	428,015	945,802
Beatrice Yormark	80,000	3.5	12.91	5/21/2008	285,344	630,535
Oliver R. Stanfield	80,000	3.5	12.91	5/21/2008	285,344	630,535
Frederik H. Bruggink	50,000	2.2	12.91	5/21/2008	178,340	394,084
Peter A. Mehring	50,000	2.2	12.91	5/21/2008	178,340	394,084

*     Based on a total of 2,276,245 options granted to all employees during the year ended December 31, 2003.
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

The following table sets forth, for our Named Executive Officers, certain information concerning shares acquired upon the exercise of stock options during the year ended December 31, 2003, as well as exercisable and unexercisable options held as of December 31, 2003.

			Number of Securities Underlying Unexercised Options at December 31, 2003 (#)		Value of Unexercised In-the- Money Options at December 31, 2003 ($) **
	Shares Acquired on	Value Realized
Name	Exercise (#)	($) *	Exercisable	Unexercisable	Exercisable	Unexercisable

M. Kenneth Oshman	100,000	591,000	820,000	--	611,550	--
Beatrice Yormark	50,000	295,500	199,999	155,001	305,775	--
Oliver R. Stanfield	125,000	860,775	124,999	155,001	--	--
Frederik H. Bruggink	---	---	180,833	49,167	12,400	--
Peter A. Mehring	75,000	547,750	185,833	99,167	305,775	--

* The value realized is based on the closing price of our common stock on the date of exercise, minus the per share exercise price, multiplied by the number of shares exercised.

** The value of underlying securities is based on the $11.14 per share closing price of our common stock on December 31, 2003, minus the aggregate exercise price. Only options that are in the money are included in this analysis.

Equity Compensation Plan Information

The following table summarizes our company’s stock option plans as of December 31, 2003.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Issuance Under Stock Option Plans *

Equity compensation plans approved by stockholders	8,944,182	$16.49	3,601,792

Equity compensation plans not approved by stockholders	---	---	---

Total	8,944,182	$16.49	3,601,792

*      Both the 1997 Plan and the Director Plan provide for annual increases to the number of shares authorized for issuance under the  plan. The amounts reflected in this table represent balances remaining available for future stock option issuance as of December 31, 2003.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Interested persons should carefully consider the risks described below in evaluating our company. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.

Our future results would be significantly harmed if our project with Enel is terminated or is not successful.

In September 2000, we entered into a research and development agreement with an affiliate of Enel S.p.A., an Italian utility company. Under the terms of the agreement, we agreed to work with Enel to integrate our LONWORKS technology into Enel’s Contatore Elettronico remote metering management project in Italy. For 2003, revenue attributable to the Contatore Elettronico project was approximately $75.8 million, or 64.2% of our total revenue. We expect the Contatore Elettronico project to account for the majority of our targeted revenue for 2004.

We face a number of risks as we continue this project, including:
  a dispute could develop between Enel and our company regarding product suitability, quality, price, quantities, scope of the parties’ obligations, or other issues. Even if we should prevail in such a dispute, the costs incurred by Echelon and the diversion of time by key employees could adversely affect our company. If any dispute is not resolved in our favor or in a timely manner, the project, or revenue generated from the project, could be delayed, could become less profitable to us, could result in damages or losses, or either we or Enel could seek to terminate the research and development agreement. From time to time, we have interpreted the contracts between our companies differently from Enel, which has led to disagreements. For example, as a result of a dispute regarding the compensation owed to us for the transition from the second version of metering kit to the third generation of metering kit, which dispute has since been resolved, we deferred approximately $2.7 million of revenue from the second quarter to the third quarter of 2003;

  Enel could decide to no longer pursue the Contatore Elettronico project to the extent we currently contemplate, or at all, or Enel could replace the LONWORKS technology used by Enel in the Contatore Elettronico project with other technology;
  once manufactured, electricity meters, data concentrators, or other products used in the Contatore Elettronico project may not be installed by Enel in accordance with Enel’s scheduled roll-out plan. Also, Enel could decide to reduce its inventories of electricity meters or data concentrators. As a result, excess inventories could develop for periods of time, which could result in the delay or cancellation of additional product shipments to Enel and the contract equipment manufacturers that Enel has selected to manufacture electricity meters for the project;
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
  under the Contatore Elettronico project, each order for electricity meters must be made by public tender. Any future public tenders for electricity meters may not be completed in a timely fashion, and this may delay production of electricity meters with an associated delay in shipments of products by us to Enel’s contract equipment manufacturers;
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

Enel has selected several contract equipment manufacturers, or meter manufacturers, to manufacture electricity meters for the Contatore Elettronico project. We sell a product called a metering kit to these meter manufacturers as part of this project. Our shipments of metering kits depend, to a large extent, on the production of electricity meters. In addition, the sales of our data concentrator products to Enel depend, in part, on the production of electricity meters. Our success under the Contatore Elettronico project could be affected by the meter manufacturers for many reasons, including:
  disputes may arise with us regarding product quality or responsibility for costs incurred by the meter manufacturers relating to metering kits;
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
  the meter manufacturers may not achieve their intended production levels;
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

If Enel continues to deploy its Contatore Elettronico project in accordance with its scheduled rollout plan, we expect that revenues from the Enel project will continue to account for a significant portion of our overall revenues through 2004. Once the delivery of our products for use in the project is completed, which we currently estimate will occur in early 2005, or if it is otherwise terminated, our revenues from Enel and its meter manufacturers will become negligible. Accordingly, we continue to seek new revenue opportunities with other utility companies around the world.

In May 2002, we formed a Service Provider Group tasked with selling our networked energy services, or NES, system to utility companies and value added resellers around the world. We believe that utility companies generally require a lengthier sales cycle than do most of our other customers. In most instances, one or more field trials of our products may be required before a final decision is made by the utility. For example, in July 2003, we entered into an agreement with Continuon Netbeheer, a utility grid operator located in the Netherlands, to perform a limited field trial of our NES system within their service territory. Even if the Continuon field trial or other field trials are successful, we may not be able to negotiate mutually agreeable terms with the utility. If the utility decides to move forward with a mass deployment, there is generally an extended development and integration effort required in order to incorporate the new technology into the utility’s existing infrastructure. Due to the extended sales cycle and the additional development and integration time required, we cannot assure you that we will be able to find a replacement for the Enel project before the Enel project is terminated or completed. If we are not able to replace the revenues generated by the Enel project, our revenues and results of operations will be harmed.

Our future utility market product offerings may not be accepted by our targeted customers, or may fail to meet our financial targets. If we incur penalties and/or damages with respect to sales of the NES system, such penalties and/or damages could have an adverse effect on our financial condition, revenues, and operating results.

To be successful in our effort to sell our NES system, we intend to continue investing significant resources in the development of the NES system. For example, in April 2003 we acquired certain assets of Metering Technology Corporation, or MTC, in exchange for $11.0 million in cash and the assumption of certain liabilities. Among the assets acquired was the right to use MTC’s developed electricity meter technology. However, as we have integrated their technology into our NES system, we have incurred and expect to continue to incur significant development costs.

We cannot assure you that our NES system will be accepted in the utility market place. For example, in order to realize all of the benefits of the NES system, a utility must replace a significant portion of its metering infrastructure with a homogenous population of intelligent, networked meters. We also cannot assure you that, if accepted by the utilities, our NES system will generate economic returns that meet our financial targets. For example, revenues from our NES system offering may be lower than we anticipate. Additionally, the gross margins we receive from our NES system offering may not be as high as for our other products.

Even if we are successful in penetrating the utility market with our NES system offering, competitors, including our own customers such as Enel, Enermet, Horstmann Controls, Kamstrup, and Milab, could develop and market their own multi-service metering systems. For example, Enel, our largest customer, could design a system that competes with our NES system using third party products instead of our products. Enel has significantly greater experience and financial, technical, and other resources than we have.

In addition, we presently plan to sell our NES products to utilities either directly or through resellers or other partners.  If we sell the NES system directly to a utility, the utility may require us to assume responsibility for installing the NES system in the utility's territory, integrating the NES system into the utility's operating and billing system, overseeing management of the combined system, and undertaking other activities.  These are services that we generally would not be responsible for if we sold our NES products through a reseller or other partner, or if we sold directly to a utility that managed those activities on its own. To date, we have only insignificant experience with those services. As a result, if we sold directly to a utility that required us to provide those services, we may be required to contract with third parties to satisfy those obligations.  We cannot assure you that we would find appropriate third parties to provide those services on reasonable terms, or at all.  Assuming such responsibility for these or other services would add to the costs and risks associated with NES system installations, and could also negatively affect the timing of our revenues and cash flows related to these transactions.

Lastly, sales of the NES system may also expose us to penalties and damages relating to late deliveries, late or improper installations or operations, failure to meet product specifications, failure to achieve performance specifications or otherwise. If we are unsuccessful in deploying this product, or otherwise fail to meet our financial targets for this product, our revenues and results of operations will be harmed.

We depend on a limited number of key manufacturers and use contract electronic manufacturers for most of our products requiring assembly. If any of these manufacturers terminates or decreases its relationships with us, we may not be able to supply our products and our revenues would suffer.

The Neuron Chip is an important component that our customers use in control network devices. In addition, the Neuron Chip is an important device that we use in many of our products. Neuron Chips are currently manufactured and distributed by Toshiba and Cypress Semiconductor under license agreements we maintain with them. These agreements, among other things, grant Toshiba and Cypress the worldwide right to manufacture and distribute Neuron Chips using technology licensed from us, and require us to provide support, as well as unspecified updates to the licensed technology, over the terms of the agreements. The Cypress agreement expires in April 2009, and the Toshiba agreement expires in January 2010. However, we cannot be certain that these manufacturers will continue to supply Neuron Chips until these contracts expire, and we currently have no other source of supply for Neuron Chips. If either Toshiba or Cypress were to cease designing, manufacturing, and distributing Neuron Chips, we could be forced to rely on a sole supplier for Neuron Chips. If both Toshiba and Cypress were to exit this business, we would attempt to find a replacement. This would be an expensive and time-consuming process, with no guarantee that we would be able to find an acceptable alternative source.

We also maintain manufacturing agreements with other semiconductor manufacturers for the production of key products, including those used in the Enel program and our NES system. For example, in 2003 we announced a new product family that we refer to as Power Line Smart Transceivers. A sole source supplier, STMicroelectronics, manufactures these products. Additionally, Cypress, ON Semiconductor and AMI Semiconductor are sole source suppliers of components we sell to Enel’s meter manufacturers. We currently have no other source of supply for Power Line Smart Transceivers or the components manufactured by Cypress, ON Semiconductor, and AMI Semiconductor.

Our future success will also depend significantly on our ability to manufacture our products cost-effectively, in sufficient volumes and in accordance with quality standards. For most of our products requiring assembly, we use contract electronic manufacturers, including WKK Technology, Able Electronics, and TYCO TEPC/Transpower. These contract electronic manufacturers procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks. By using third parties to manufacture our products, we have reduced control over quality, costs, delivery schedules, product availability, and manufacturing yields. For instance, quality problems at a contract equipment manufacturer could result in missed shipments to our customers and unusable inventory, thereby reducing our revenues and increasing our costs associated with inventory reserves. In addition, contract electronic manufacturers can themselves experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers.

We will also face risks if and when we transition between contract electronic manufacturers. For example, we may have to move raw material and in-process inventory between locations in different parts of the world. Also, we would be required to re-establish acceptable manufacturing processes with a new work force. We could also be liable for excess or unused inventory held by contract manufacturers for use in our products. This inventory may become obsolete as a result of engineering changes that we make. In addition, we may no longer need this inventory because of factors such as changes in our production build plans, miscommunication between us and a contract manufacturer, or errors made by a contract manufacturer in ordering material for use in our products. Under our contracts with these contract electronic manufacturers, we would become liable for all or some of these excess or obsolete inventories in the event our manufacturing agreement with them is cancelled and they are unable to return the material to their suppliers.

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

As previously discussed, we currently purchase several key products and components only from sole or limited sources. For some of these suppliers, we do not maintain signed agreements that would obligate them to supply to us on negotiated terms. In the past, we have occasionally experienced shortages or interruptions in supply for certain of these items, which caused us to delay shipments beyond targeted or announced dates. If we experience any shortage of products or components of acceptable quality, or any interruption in the supply of these products or components, or if we are not able to procure these products or components from alternate sources at acceptable prices and within a reasonable period of time, our revenues, gross profits or both could decrease. In addition, under the terms of some of our contracts with our customers, we may also be subject to penalties if we fail to deliver our products on time.

Although we recently achieved profitability, we have a history of losses and cannot guarantee that profits will increase or continue in the future.

We generated a profit of $1.9 million for the year ending December 31, 2003. As of December 31, 2003, we had an accumulated deficit of $69.6 million. We have invested and continue to invest significant financial resources in product development, marketing and sales.

Our future operating results will depend on many factors, including:
  timely installation of Enel’s Contatore Elettronico project;
  adoption of our NES solution and other products by service providers for use in utility and/or other home automation projects;
  return of worldwide economic growth, particularly in certain industries such as semiconductor manufacturing equipment;
  the ability of our contract electronic manufacturers to provide quality products on a timely basis, especially during periods where excess capacity in the contract electronic manufacturing market is reduced;
  growth in acceptance of our products by OEMs, systems integrators, service providers and end-users;
  the level of competition that we face;
  our ability to attract new customers in light of increased competition;
  our ability to develop and market, in a timely and cost-effective basis, new products that perform as designed;
  costs associated with business acquisitions, including up-front in-process research and development charges and ongoing amortization expenses related to other identified intangible assets;
  ongoing operational expenses associated with our acquisition of BeAtHome, our acquisition of certain assets of MTC, and any future business acquisitions;
  results of impairment tests that we will perform from time to time in the future, in accordance with SFAS 142, with respect to goodwill and other identified intangible assets that we acquired in the past or that we may acquire in the future. If the results of these impairment tests indicate that an impairment event has taken place, we will be required to take an asset impairment charge that could have a material adverse effect on our operating results; and
  general economic conditions.
As of December 31, 2003, we had net operating loss carry forwards for federal income tax reporting purposes of about $83.5 million and for state income tax reporting purposes of about $8.7 million, which expire at various dates through 2022. In addition, as of December 31, 2003, we had tax credit carry forwards of about $10.5 million, $6.0 million of which expire at various dates through 2022. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in future periods of net operating loss and credit carry forwards upon the occurrence of certain events, including significant changes in ownership interests. We have performed an analysis of our ownership changes and have reported the net operating loss and credit carry forwards considering such limitations. We had deferred tax assets, including our net operating loss carry forwards and tax credits, totaling about $47.8 million as of December 31, 2003. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance, our history of losses and the variability of our operating results.

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
  we may fail to meet stockholder expectations relating to our NES system and additional utility customers and applications;
  we may fail to meet stockholder expectation for revenue growth in our sales of LONWORKS Infrastructure products to OEMs and systems integrators;
  the rates at which OEMs purchase our products and services may fluctuate;
  our products may not be manufactured in accordance with specifications or our established quality standards, or may not perform as designed;

  we may fail to introduce new products on a timely basis or before the end of an existing product’s life cycle;
  downturns in any customer’s or potential customer’s business, or declines in general economic conditions, could cause significant reductions in capital spending, thereby reducing the levels of orders from our customers;
  we may face increased competition in both our LONWORKS Infrastructure business and our NES business;
  market acceptance of our products may decrease;
  our customers may delay or cancel their orders;
  the mix of products and services that we sell may change to a less profitable mix;
  shipment and payment schedules may be delayed;
  our pricing policies or those of our competitors may change;
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
  our product distribution may change; and
  product ratings by industry analysts and endorsements of competing products by industry groups could hurt the market acceptance of our products.
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

Our international sales and marketing operations are located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 86.5% of our total net revenues for the year ended December 31, 2003 and 88.2% of our total net revenues for the same period in 2002. We expect that international sales will continue to constitute a significant portion of our total net revenues.

Our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. In addition, we may not be able to maintain or increase the international demand for our products. Additional risks inherent in our international business activities generally include the following:
  international terrorism and anti-American sentiment;
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

The outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore, and Vietnam in 2003 also had a negative impact on our business. Any future outbreak of SARS, or other widespread communicable diseases, could similarly impact our operations, including the inability for our sales and operations personnel located in affected regions to travel and conduct business freely, the impact any such disease may have on one or more of the distributors for our products in those regions, and increased supply chain costs. Additionally, any future SARS or other health-related disruptions at our third-party contract manufacturers or other key suppliers, many of whom are located in China and other parts of southeast Asia, could affect our ability to supply our customers with products in a timely manner.

Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business that we transact in other countries in any given quarter, the timing of our revenues, and our ability to forecast projected operating results for such quarter.

Fluctuations in the value of currencies in which we conduct our business relative to the U.S. Dollar could cause currency translation adjustments. The portion of our revenues conducted in currencies other than the U.S. Dollar, principally the Japanese Yen, was about 3.8% in 2003, 4.8% in 2002, and 5.9% in 2001. In addition, much of our sales and marketing expenses, as well as certain other costs, are incurred in currencies other than the U.S. Dollar. If the value of the U.S. Dollar declines as compared to the local currency where the expenses are incurred, our expenses, when translated back into U.S. Dollars, will increase. For example, using the currency rates in effect as of February 29, 2004, our 2003 costs and expenses, as reported in U.S. Dollars, would have increased by approximately $813,000. This would have resulted in a $0.02 reduction in earnings per share for 2003.

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

Our customers may not pursue product opportunities based on their concerns regarding third party intellectual property rights, particularly patents and this could reduce the market opportunity for the sale of our products and services.

Our markets are highly competitive. Many of our competitors have longer operating histories and greater resources than we do. If we are unable to effectively compete in the industry, our operating results could be harmed.

Competition in our markets is intense and involves rapidly changing technologies; evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To maintain and improve our competitive position, we must continue to develop and introduce, on a timely and cost-effective basis, new products, features and services that keep pace with the evolving needs of our customers. The principal competitive factors that affect the markets for our control network products include the following:
  our customer service and support;
  our ability to develop and introduce new products on a timely basis;
  our product reputation, quality, and performance; and
  the price and features of our products such as adaptability, scalability, functionality, ease of use, and the ability to integrate with other products.
In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. For our LONWORKS Infrastructure business, our competitors include some of the largest companies in the electronics industry, such as Siemens in the building and industrial automation industries, and Allen-Bradley (a subsidiary of Rockwell) and Groupe Schneider in the industrial automation industry. Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, and broader product offerings. As a result, these competitors may be able to devote greater resources to the development, marketing, and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufacture and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Products from other companies such as Digi International, emWare, Ipsil, JumpTec, Lantronix, Microsoft, and Wind River Systems, as well as certain micro-controller manufacturers including Motorola, Texas Instruments, Micro Chip, and Philips, all of which promote directly connecting devices to the Internet, could also compete with our products. In addition, in the utilities market, products from companies such as Actaris, Atos Origin, DCSI, Elster, Hexagram, Hunt Technologies, Itron, Iskraemeco, Nexus, and Ramar, each of which offers automatic meter reading products for the utility industry, as well as metering systems from our customers such as Enel, Enermet, Horstmann Controls, Kamstrup, and Milab, could compete with our NES system. For example, Enel, our largest customer, could design a system that competes with our NES system using third party products instead of our products. Enel has significantly greater experience and financial, technical, and other resources than we have.

Many of our competitors develop, support, and promote alternative control systems. If we are unable to promote and expand acceptance of our open, interoperable control system, our revenues and operating results may be harmed.

Many of our current and prospective competitors are dedicated to promoting closed or proprietary systems, technologies, software and network protocols or product standards that differ from or are incompatible with ours. In some cases, companies have established associations or cooperative relationships to enhance the competitiveness and popularity of their products, or to promote these different or incompatible technologies, protocols and standards. For example, in the building automation market, we face widespread reluctance by vendors of traditional closed or proprietary control systems, who enjoy a captive market for servicing and replacing equipment, to use our interoperable technologies. We also face strong competition by large trade associations that promote alternative technologies and standards in their native countries, such as the Konnex Association in Belgium, and the European Installation Bus Association in Germany, each of which has over 100 members and licensees. Other examples include various industry groups who promote alternative open standards such as BACnet in the building market, DALI in the lighting controls market, Echonet in the home control market, and a group comprised of Asea Brown Boveri, Adtranz/Bombardier, Siemens, GEC Alstrom and other manufacturers that support an alternative rail transportation protocol to our LONWORKS protocol. Our technologies, protocols, or standards may not be successful in any of our markets, and we may not be able to compete with new or enhanced products or standards introduced by existing or future competitors.

Defects in or misuse of our products may delay our ability to generate revenues and may increase our liabilities and expenses.

Our products may contain undetected errors or failures when first introduced, as new versions are released, or as a result of the manufacturing process. In addition, our customers or their installation partners may improperly install or implement our products. Furthermore, because of the low cost and interoperable nature of our products, LONWORKS technology could be used in a manner for which it was not intended.

If errors or failures are found in our products, we may not be able to successfully correct them in a timely manner, or at all. Such errors or failures could delay our product shipments and divert our engineering resources while we attempt to correct them. In addition, we could decide to extend the warranty period, or incur other costs outside of our normal warranty coverage, to help address any known errors or failures in our products and mitigate the impact on our customers. As a result, errors or failures in our products, or the improper installation or implementation of our products by third parties, could harm our reputation, reduce our revenues, increase our expenses, and negatively impact our operating results.

To address these issues, the agreements we maintain with our customers typically contain provisions intended to limit our exposure to potential errors and omissions claims as well as any liabilities arising from them. In certain very limited instances, these agreements require that we be named as an additional insured on our customer’s insurance policies. However, our customer contracts and additional insured coverage may not effectively protect us against the liabilities and expenses associated with errors or failures attributable to our products. For example, utility customers purchasing our NES system may require that we agree to indemnities or penalties in excess of the provisions we typically employ with our LONWORKS Infrastructure business.

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

The market for our products depends on economic conditions affecting the broader control network technology and related markets. Downturns in these markets may cause our OEMs and system integrators to delay or cancel projects, reduce their production or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, capital spending in the technology sector has decreased in past years, and many of our customers and potential customers have experienced declines in their revenues and operations. In addition, concerns with respect to terrorism and geopolitical issues in the Middle East and Asia have added more uncertainty to the current economic environment. We cannot predict the impact of these events, or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may further curtail or may eliminate capital spending on control network technology altogether. If capital spending in our markets continues to decline, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and maintain profitability.

The undetermined market acceptance of our products makes it difficult to evaluate our future prospects.

We face a number of risks as an emerging company in a rapidly changing and developing new market, and you must consider our prospects in light of the associated risks. This is true of both our LONWORKS Infrastructure business and our new NES business. Our future operating results are difficult to predict due to many factors, including the following:
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

If we do not maintain adequate distribution channels for our LONWORKS Infrastructure business, or establish adequate distribution channels for our NES system business, our revenues could be harmed significantly.

Currently, significant portions of our revenues are derived from sales to distributors, including EBV, the sole independent distributor of our products to OEMs in Europe. Sales to EBV, our largest distributor, accounted for 10.2% of our total net revenues in 2003, 9.2% of our total net revenues in 2002, and 16.9% of our total net revenues in 2001. Worldwide sales to distributors, including those to EBV, accounted for approximately 14.6% of our total net revenues in 2003, 14.2% of our total net revenues in 2002, and 26.9% of our total net revenues in 2001.

Our current agreement with EBV expires in December 2004. If EBV, or any other existing or future distributor, fails to dedicate sufficient resources and efforts to marketing and selling our products, our revenues could decrease. If EBV significantly reduces its inventory levels for our products, both our revenues and customer service levels would decrease. If we do not maintain our agreement with EBV, we would be required to locate another distributor or add our own pan-European distribution capability to meet the needs of our customers. In that event, our business could be harmed during the transition period as EBV’s inventory of our products was sold but not replaced.

In our NES system business, we market directly, as well as through selected value added resellers, or VARs, and integration partners. However, we believe that a significant portion of our NES system sales, if any, will be made through our VARs and integration partners, rather than directly by our company, since to date, our VARs and integration partners have greater experience in overseeing projects for utilities. As a result, if our relationships with our VARs and integration partners are not successful, or if we are not able to create similar distribution channels for our NES system business with other companies, our NES business may not be successful, which could harm our revenues and operating results.

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

Customer requirements for control network products can change as a result of innovations or changes within the building, industrial, transportation, utility/home and other industries. For example, our NES system offering to utilities is new. Also, new or different standards within industry segments may be adopted, giving rise to new customer requirements. These customer requirements may or may not be compatible with our current or future product offerings. Our future success depends in large part on our ability to continually enhance our existing product offerings, lower the market price for our products, and develop new products that maintain technological competitiveness. We may not be successful in modifying our products and services to address these requirements and standards. For example, certain of our competitors may develop competing technologies based on Internet Protocols (IP) that could have, or could be perceived to have, advantages over our products in remote monitoring or other applications. As another example, many competitors promote media types, such as radio frequency (wireless) and fiber optics that, even if used with LONWORKS technology, could displace sales of certain of our transceiver products. If we are not able to develop or enhance our products to respond to these changing market conditions, our revenues and results of operations will suffer.

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
  investors may be concerned about the success of our project with Enel, the success of our sales of our LONWORKS Infrastructure products and services to OEMs and systems integrators, or our ability to develop new customers for our NES business;
  competitors may announce new products or technologies;
  our quarterly operating results may vary widely;
  we or our customers may announce technological innovations or new products; and
  securities analysts may change their estimates of our financial results.
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

Standards bodies, which are formal and informal associations that attempt to set voluntary, non-governmental product standards, are influential in many of our target markets. Some of our competitors have attempted to use voluntary standards to reduce the market opportunity for our products, or to increase the market opportunity for their own products, by lobbying for the adoption of voluntary standards that would exclude or limit the use of products that incorporate our technology. We participate in many voluntary standards organizations around the world in order to both help prevent the adoption of exclusionary standards and to promote voluntary standards for our products. However, we do not have the resources to participate in all voluntary standards processes that may affect our markets. The adoption of voluntary standards that are incompatible with our products or technology could limit the market opportunity for our products. If the markets we target were to adopt voluntary standards that are incompatible with our products or technology, either inadvertently or by design, our revenues, operating results, and financial condition would be adversely affected.

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
  changes in our customers’ budgets;
  changes in the priority our customers assign to control network development;
  the time it takes for us to educate our customers about the potential applications of and cost savings associated with our products;
  the deployment schedule for projects undertaken by systems integrators;
  the actions of utility regulators or management boards regarding investments in metering systems; and
  delays in installing, operating, and evaluating the results of NES system field trials.

We generally have little or no control over these factors, which may cause a potential customer to favor a competitor’s products, or to delay or forgo purchases altogether. If any of these factors prevent or substantially delay our ability to complete a transaction, our revenues and results of operations could be harmed.

We have limited ability to protect our intellectual property rights.

Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. As of February 29, 2004, we have 91 issued U.S. patents, 6 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. If any of our patents fail to protect our technology, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. Any of the patents, trademarks, copyrights or intellectual property rights that have been or may be issued or granted to us could be challenged, invalidated or circumvented, and any of the rights granted may not provide protection for our proprietary rights. In addition, we cannot assure you that we have taken or will take all necessary steps to protect our intellectual property rights. Third parties may also independently develop similar technology without breach of our trade secrets or other proprietary rights. We have licensed in the past and may license in the future our key technologies to third parties. In addition, the laws of some foreign countries, including several in which we operate or sell our products, do not protect proprietary rights to as great an extent as do the laws of the United States and it may take longer to receive a remedy from a court outside of the United States. For example, certain of our products are licensed under shrink-wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions.

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

Many of our products and the industries in which they are used are subject to U.S. and foreign regulation. Government regulatory action could greatly reduce the market for our products. For example, the power line medium, which is the communications medium used by some of our products, is subject to special regulations in North America, Europe and Japan. In general, these regulations limit the ability of companies to use power lines as a communication medium. In addition, some of our competitors have attempted to use regulatory actions to reduce the market opportunity for our products or to increase the market opportunity for their own products. For example, the FCC is considering changes to Part 15 rules that would accommodate high-speed power data communication devices. The FCC has further indicated that they intend to prohibit these new high-speed power line devices from interfering with other power line devices, such as those sold by our company, which operate in other portions of the frequency spectrum. If the FCC fails to implement and/or enforce measures intended to protect against interference by these new high-speed power line devices, the operation of our products could be adversely affected, which would consequently have a negative impact on the market for our products, or require us to expend significant management, technical, and financial resources to make our products resistant to such interference.

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

We are subject to changes in financial accounting standards, which may affect our reported financial results or the way we conduct business.

Generally accepted accounting principles in the United States, including those affecting revenue recognition, have been the subject of frequent interpretations. As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the Securities and Exchange Commission, as well as by national and international accounting standards bodies, the frequency of future accounting policy changes may accelerate. Such future changes in financial accounting standards, including pronouncements relating to revenue recognition, may have a significant effect on our reported results of operations, including results of transactions entered into before the effective date of the changes.

If we are required to take a compensation expense for the value of options that we issue to our employees, our earnings would be harmed.

We believe that stock options are a key element in our ability to attract and retain employees in the markets in which we operate. Recently, the FASB and members of the United States legislature have proposed changes to generally accepted accounting principles in the United States, or GAAP, that may require us to adopt a different method of accounting for use in determining the compensation expense related to our employee stock options. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not consider stock option grants issued under our employee stock option plans to be compensation when the exercise price of the stock option is equal to or greater than the fair market value on the date of grant. If any change to GAAP is adopted that requires us to apply a different method of accounting for the measurement of compensation expense related to our employee stock options, we could be required to take a compensation charge as options are issued or as they vest. This compensation charge would be based on a calculated value of the option using a methodology that has yet to be determined, and which may not correlate to the current market price of our stock. In the event such a compensation charge was required, our reported results of operations would be adversely affected and the trading price of our stock could be negatively impacted.

Our existing stockholders control a significant percentage of our stock, which will limit other stockholders’ ability to influence corporate matters.

As of February 29, 2004, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our Board of Directors), beneficially owned 35.9% of our outstanding stock.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2003, the fair value of the portfolio would decline by an immaterial amount, due primarily to the fact that current interest rates are at historically low levels. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. Due to our modest exposure to foreign currency fluctuations, if foreign exchange rates were to fluctuate by 10% from rates at December 31, 2003, our financial position and results of operations would not be materially affected. However, it is possible that there would be a material impact in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item are set forth in Item 6 and at the pages indicated in Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

  Our management, including our chief executive officer, or CEO, and our chief financial officer, or CFO, does not believe it is possible for our disclosure controls and procedures, or our internal controls over financial reporting, to prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

  The CEO/CFO evaluation of our disclosure controls and procedures and our internal controls over financial reporting included a review of the controls’ objectives and design, the controls’ implementation by Echelon, and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, controls problems, or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our internal controls over financial reporting have been evaluated and will continue to be evaluated on a quarterly basis by our management and our internal audit personnel. In addition, consistent with our past practices, our internal controls over financial reporting are evaluated by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and our internal controls over financial reporting and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures and the internal controls over financial reporting will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether (i) there were any "significant deficiencies" or "material weaknesses" in the company’s internal controls over financial reporting, (ii) the company had identified any acts of fraud involving personnel who have a significant role in the company’s internal controls over financial reporting or (iii) whether there has been any change in our internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This information was important both for the controls evaluation generally and because the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose certain information to our Board’s Audit Committee and to our independent accountants and to report on related matters in this section of the Annual Report.

Our review of our internal controls over financial reporting was made within the context of the relevant professional auditing standards defining "internal controls over financial reporting," "reportable conditions," and "material weaknesses." As part of our evaluation of internal controls over financial reporting, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

Conclusions Regarding Disclosure Controls and Procedures

  Our CEO and our CFO, after evaluating our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, or the Exchange Act, Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing of this Annual Report on Form 10-K, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Conclusions Regarding Internal Controls Over Financial Reporting

  Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We refer you to the information regarding Directors appearing under the caption "Election of Directors" and "Other Information - Compliance with Section 16 (a) Beneficial Ownership Reporting Compliance" in our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003, which information is incorporated herein by reference; and to the information under the heading "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

We refer you to the information under the caption "Executive Compensation" in our proxy statement to be filed with the Securities Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003, which we incorporate herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We refer you to the information appearing under the caption "Share Ownership by Principal Stockholders and Management" in our proxy statement to be filed with the Securities Exchange Commission within 120 days after the end of the our fiscal year ended December 31, 2003, which we incorporate herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We refer you to the information appearing under the caption "Other Information - Certain Transactions" in our proxy statement to be filed with the Securities Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003, which we incorporate herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We refer you to the information appearing under the caption "Audit and Related Fees" in our proxy statement to be filed with the Securities Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003, which we incorporate herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

1.   Financial Statements

2.     Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	78

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.    Exhibits

Item 601 of Regulation S-K requires the following exhibits listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description of Document

3.2*	Amended and Restated Certificate of Incorporation of Registrant.
3.3	Amended and Restated Bylaws of Registrant.
4.1*	Form of Registrant’s Common Stock Certificate.
4.2*	Second Amended and Restated Modification Agreement dated May 15, 1997.
10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2*+	1997 Stock Plan and forms of related agreements.
10.3*+	1988 Stock Option Plan and forms of related agreements.
10.4*	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).
10.5*	Form of International Distributor Agreement.
10.6*	Form of OEM License Agreement.
10.7*	Form of Software License Agreement.
10.8*	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.
10.9*+	1998 Director Option Plan.
21.1*	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Power of Attorney (see signature page).
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.
+ Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K

We filed the following reports on Form 8-K during the quarter ended December 31, 2003:

  On October 15, 2003, we filed a current report on Form 8-K dated October 14, 2003, under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure), to reference and furnish as an exhibit a press release dated October 14, 2003, announcing our results of operations for the quarter ended September 30, 2003.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Echelon Corporation:

We have audited the accompanying consolidated balance sheets of Echelon Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule of Echelon Corporation and subsidiaries as of December 31, 2001 and for the year then ended as listed in Item 15(a) were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revision described in Note 4 to the financial statements, in their report dated January 15, 2002.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Echelon Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the 2001 consolidated financial statements of Echelon Corporation and subsidiaries as listed in Item 15(a) were audited by other auditors who have ceased operations. As described in note 4, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Echelon Corporation and subsidiaries other than with respect to such disclosures, and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Mountain View, California
January 20, 2004

ECHELON CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of December 31,

	2003	2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,667	$34,941
Short-term investments	126,256	99,548
Accounts receivable, net of allowances of $1,374 in 2003 and $1,390 in 2002	20,110	22,930
Inventories	5,906	7,991
Other current assets	2,519	3,217

Total current assets	173,458	168,627

PROPERTY AND EQUIPMENT:
Computer and other equipment	16,137	13,716
Furniture and fixtures	2,688	2,604
Leasehold improvements	16,498	12,669

	35,323	28,989
Less: Accumulated depreciation and amortization	(16,225)	(12,312)

Net property and equipment	19,098	16,677
Goodwill	8,163	7,758
Restricted investments	10,867	10,526
Other long-term assets	2,542	3,904

	$214,128	$207,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,922	$5,993
Accrued liabilities	4,793	3,773
Deferred revenues	998	2,541

Total current liabilities	12,713	12,307

LONG-TERM LIABILITIES:
Deferred rent, net of current portion	491	167

Total long-term liabilities	491	167

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.01 par value:
Authorized—5,000,000 shares; none outstanding
Common stock, $0.01 par value:
Authorized—100,000,000 shares
Outstanding—40,409,956 shares in 2003 and 39,725,550 shares in 2002	407	400
Additional paid-in capital	272,323	268,883
Treasury stock	(3,191)	(3,191)
Accumulated other comprehensive income	1,007	445
Accumulated deficit	(69,622)	(71,519)

Total stockholders’ equity	200,924	195,018

	$214,128	$207,492

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,

	2003	2002	2001

REVENUES:
Product	$117,153	$121,454	$74,777
Service	1,000	1,380	1,812

Total revenues	118,153	122,834	76,589

COST OF REVENUES:
Cost of product	49,407	57,059	34,842
Cost of service	2,650	2,880	2,347

Total cost of revenues	52,057	59,939	37,189

Gross profit	66,096	62,895	39,400

OPERATING EXPENSES:
Product development	35,113	21,456	17,028
Sales and marketing	18,597	17,291	15,787
General and administrative	12,108	9,711	6,942

Total operating expenses	65,818	48,458	39,757

Income/(loss) from operations	278	14,437	(357)
Interest and other income, net	2,219	3,777	6,655

Income before provision for income taxes	2,497	18,214	6,298
PROVISION FOR INCOME TAXES	600	1,457	252

Net income	$1,897	$16,757	$6,046

Income per share:
Basic	$0.05	$0.42	$0.16

Diluted	$0.05	$0.41	$0.15

Shares used in per share calculation:
Basic	40,070	39,468	38,443

Diluted	40,792	40,726	41,141

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock				Accumulated Other
					Additional Paid-In	Deferred Compen-	Comprehen-sive Income/	Accumu- lated
	Shares	Amount	Shares	Amount	Capital	sation	(Loss)	Deficit	Total

BALANCE AT DECEMBER 31, 2000	38,050	$ 380	—	—	$263,248	$ (215)	$ (330)	$(94,322)	$168,761
Exercise of stock options and warrants, net of repurchases	968	10	—	—	2,539	—	—	—	2,549
Repurchase of stock	—	—	(265)	$(3,191)	—	—	—	—	(3,191)
Amortization of deferred compensation	—	—	—	—	—	184	—	—	184
Foreign currency translation adjustment	—	—	—	—	—	—	(327)	—	(327)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	—	695	—	695
Net income	—	—	—	—	—	—	—	6,046	6,046

BALANCE AT DECEMBER 31, 2001	39,018	390	(265)	(3,191)	265,787	(31)	38	(88,276)	174,717
Exercise of stock options and warrants, net of repurchases	973	10	—	—	3,096	—	—	—	3,106
Amortization of deferred compensation	—	—	—	—	—	31	—	—	31
Foreign currency translation adjustment	—	—	—	—	—	—	584	—	584
Unrealized holding loss on available-for-sale securities	—	—	—	—	—	—	(177)	—	(177)
Net income	—	—	—	—	—	—	—	16,757	16,757

BALANCE AT DECEMBER 31, 2002	39,991	400	(265)	(3,191)	268,883	--	445	(71,519)	195,018
Exercise of stock options and warrants, net of repurchases	684	7	—	—	3,440	—	—	—	3,447
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	959	—	959
Unrealized holding loss on available-for-sale securities	—	—	—	—	—	—	(397)	—	(397)
Net income	—	—	—	—	—	—	—	1,897	1,897

BALANCE AT DECEMBER 31, 2003	40,675	$ 407	(265)	$(3,191)	$272,323	$ --	$ 1,007	$ (69,622)	$200,924

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,

	2003	2002	2001

Net income	$1,897	$16,757	$6,046
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	959	584	(327)
Unrealized holding gain/(loss) on available-for-sale securities, net of tax	(397)	(177)	695

Comprehensive income	$2,459	$17,164	$6,414

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,897	$16,757	$6,046
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,644	4,062	2,322
In-process research and development	9,808	400	--
Provision for doubtful accounts	10	55	210
Deferred compensation expense	--	31	184
Loss on disposal of fixed assets	8	7	74
Change in operating assets and liabilities:
Accounts receivable	2,810	6,161	(19,775)
Inventories	2,085	2,325	(4,571)
Other current assets	698	8,354	(6,353)
Accounts payable	929	(2,183)	3,209
Accrued liabilities	1,020	1,194	820
Deferred revenues	(1,543)	1,445	(51)
Deferred rent	324	120	44

Net cash provided by (used in) operating activities	23,690	38,728	(17,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(173,374)	(86,647)	(79,454)
Proceeds from sales and maturities of available-for-sale short- term investments	146,269	75,342	24,857
Purchase of assets of Metering Technology Corporation	(11,000)	--	--
Purchase of BeAtHome.com, Inc.	--	(5,811)	--
Purchase of restricted investments	(341)	(10,526)	--
Changes in other long-term assets	576	358	(5,769)
Capital expenditures	(6,500)	(3,425)	(15,256)

Net cash used in investing activities	(44,370)	(30,709)	(75,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	3,447	3,106	2,549
Repurchase of common stock	--	--	(3,191)

Net cash provided by (used in) financing activities	3,447	3,106	(642)

EFFECT OF EXCHANGE RATES ON CASH	959	584	(327)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,274)	11,709	(94,432)
CASH AND CASH EQUIVALENTS:
Beginning of year	34,941	23,232	117,664

End of year	$18,667	$34,941	$23,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$625	$304	$130

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

1. ORGANIZATION OF THE COMPANY:

Echelon Corporation (the "Company") was incorporated in California in February 1988 and was later reincorporated in Delaware in January 1989. The Company develops, markets and supports a wide range of hardware and software products and services that enable OEMs and systems integrators to design and implement open, interoperable, distributed control networks. The Company’s products are based on LONWORKS networking technology, an open standard for interoperable networked control developed by the Company. In a LONWORKS control network, intelligent control devices, called nodes, communicate using the Company’s LONWORKS protocol. The Company sells its products and services around the world to the building, industrial, transportation, utility/home and other automation markets.

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

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform with the fiscal year 2003 presentation.

Revenue Recognition

The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for approximately 4.6% of total revenues in 2003, 3.3% of total revenues in 2002, and 6.6% of total revenues in 2001. Service revenues consist of product support (including software post-contract support services), training, and custom software development services.

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

The Company typically sells its products and services to customers with net 30 day payment terms. In certain instances, payment terms may extend to as much as net 90 days. For a customer whose credit worthiness does not meet the Company’s minimum criteria, the Company may require partial or full payment prior to shipment. Alternatively, customers may be required to provide the Company with an irrevocable letter of credit prior to shipment. Customer payments for products delivered or services performed are generally not tied to milestones.

With the exception of sales to EBV, the Company’s sole distributor of its LONWORKS Infrastructure products in Europe, the Company’s customers are not entitled to return products for a refund. In general, during the manufacturing process, our products are tested to ensure they will perform to stated specifications. If we are unable to perform such a test, we defer revenue on those products when shipped until such time as the customer "accepts" the products or the period for acceptance testing has elapsed. In the case of customer software development, revenues are deferred until the acceptance criteria, as defined in the agreement, have been met. Revenues generated from these types of arrangements have been immaterial to date. For all other transactions, the Company’s standard acceptance terms allow customers to inspect products when received. If, through an incoming inspection test, the customer determines the products do not meet stated design specifications, the Company permits the customer to return the product for repair or replacement under the Company’s standard warranty provisions.

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

The Company also offers EBV, and certain other of its distributors, rebates and other sales incentives. During 2003, these rebates ranged from 1% to 5% of the value of products purchased. Other sales incentives are generally limited to one-time awards for design-in wins secured by the distributor. Qualification for these rebates and design-in awards are based upon certain objectives and criteria established by the Company. The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to its distributors in accordance with SFAS 48 and EITF 01-09.

In June 2000, the Company entered into a Research and Development and Technological Cooperation Agreement (the "R&D Agreement") with Enel Distribuzione S.p.A., a subsidiary of Enel S.p.A. ("Enel"), an Italian utility company. Under this agreement, the Company and Enel agreed to cooperate in the development of Enel’s meter management system, known as the "Contatore Elettronico," which, among other things, will replace existing stand-alone electricity meters with networked electricity meters throughout Enel’s service territory in Italy. The R&D Agreement has a term of five years, but can be cancelled by either party for a material breach by the other party that remains uncured for a period of 30 days.

The Contatore Elettronico project includes solid-state electricity meters designed by a third party and Enel. The Company has entered into supply agreements with various third party contract manufacturers ("meter manufacturers") who manufacture the meters for Enel under contracts awarded by Enel through a public tender process. The meter manufacturers combine components purchased from the Company with other components to complete the manufacture of the meters for sale to Enel. The Company recognizes revenue associated with meter manufacturer component sales when the product is shipped to the meter manufacturer. The Company’s supply obligations for each meter manufacturer expire in June 2005, or at such earlier time as the Company completes the delivery of components to that meter manufacturer for use under the meter manufacturer’s existing contract with Enel.

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

The Company also sells a finished product, called a "concentrator product," directly to Enel. Enel’s need for concentrator products depends on the successful manufacture of electricity meters by the meter manufacturers. The Company sells concentrator products to Enel under a "Letter of Order," an Italian business equivalent of a purchase order. The Company recognizes revenue for concentrator product sales when the products are shipped to Enel.

To date, there have been three Letters of Order for concentrator products. The term of these Letters of Order is based on the projected delivery of products noted in each Letter of Order. Deliveries have been completed for the first and second Letters of Order. Deliveries under the third Letter of Order are continuing and may continue through April 2005, although they can be cancelled by Enel at any time with six months advance notice. Reasons for cancellation would include cancellation of the Contatore Elettronico project or the failure of the concentrator product to perform as required in the Contatore Elettronico project. Under the third Letter of Order, Enel also has certain rights to reschedule shipments. In general, such rights require six months advance notice. The Letters of Order for the concentrator product have had various payment terms that generally equate to net ninety days.

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

Short-Term Investments

The Company classifies its investments in marketable debt securities as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities classified as available-for-sale are reported at fair market value with the related unrealized holding gains and losses, net of tax, being included in accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity.

As of December 31, 2003 and 2002, the Company’s available-for-sale securities had original contractual maturities of between three to twenty-four months, and from three to twenty-three months, respectively. As of December 31, 2003 and 2002, the average remaining term to maturity for the Company’s available-for-sale securities was seven and six months, respectively. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses for the Company’s available-for-sale short-term investments, by major security type, were as follows (in thousands):

	December 31, ,

	2003 .			2002 .

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains

U.S. corporate securities:
Commercial paper	$ 4,976	$ 4,977	$ 1	$ 12,218	$ 12,223	$ 5
Corporate notes and bonds	42,016	42,091	75	52,569	52,902	333

	46,992	47,068	76	64,787	65,125	338

U.S. government securities	79,132	79,188	56	34,230	34,423	193

Total investments in debt securities	$126,124	$126,256	$ 132	$ 99,017	$ 99,548	$ 531

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	December 31, ,

	2003	2002

Purchased materials	$1,680	$1,432
Work-in-process	8	19
Finished goods	4,218	6,540

	$5,906	$7,991

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

Impairment of Long-Lived Assets Including Goodwill and Other Intangible Assets

The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset’s carrying value to the future undiscounted cash flows the asset is expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. For the three years ended December 31, 2003, the Company has made no material adjustments to its long-lived assets.

In July 2001, the FASB issued SFAS No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. The Company adopted SFAS 142 on January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or whenever events or changes in circumstances indicate that they may be impaired. Prior to the year ended December 31, 2002, goodwill was amortized using the straight-line method over its estimated useful life.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 4 years.

Restricted Investments

Restricted investments consist of money market funds. These investments are carried at fair value and are collateral for a $10.0 million line of credit issued to the Company by its primary bank. As of December 31, 2003, the Company’s primary bank has issued, against the line of credit, two standby letters of credit totaling $8.0 million as security for real estate lease commitments discussed in Note 5. As of December 31, 2003, no amounts had been drawn against the line of credit or the letters of credit.

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

Software Development Costs

The Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the years ended December 31, 2003, 2002 and 2001, costs that were eligible for capitalization were insignificant and, thus, the Company has charged all software development costs to product development expense in the accompanying consolidated statements of operations.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, ,

	2003	2002

Accrued payroll and related costs	$2,663	$1,929
Accrued marketing costs	392	481
Other accrued liabilities	1,738	1,363

	$4,793	$3,773

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company has cash investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly creditworthy. With the exception of amounts owed the Company on sales made to Enel and its contract manufacturers, concentrations of credit risk with respect to trade receivables are limited due to the Company’s large number of customers and their dispersion across many different industries and geographies. With respect to these trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Additionally, the Company establishes an allowance for doubtful accounts and sales return allowances based upon factors surrounding the credit risk of specific customers, historical trends and other available information. As of December 31, 2003 and 2002, about 71.2% and 76.8% of the total accounts receivable balance, respectively, were due from Enel and its contract manufacturers. As of December 31, 2003 and 2002, about 5.5% and 7.2% of the total accounts receivable balance, respectively, were due from EBV, the Company’s sole distributor of products in Europe.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

	Year ended December 31,

	2003	2002	2001

Net income (Numerator):
Net income, basic & diluted	$1,897	$16,757	$6,046

Shares (Denominator):
Weighted average common shares outstanding	40,070	39,482	38,500
Weighted average common shares outstanding subject to repurchase	-	(14)	(57)

Shares used in basic computation	40,070	39,468	38,443
Weighted average common shares outstanding subject to repurchase	-	14	57
Common shares issuable upon exercise of stock options (treasury stock method)	722	1,245	2,398
Common shares issuable upon exercise of warrants (treasury stock method)	-	-	250
Average unamortized deferred compensation	-	(1)	(7)

Shares used in diluted computation	40,792	40,726	41,141

Net income per share:
Basic	$0.05	$0.42	$0.16

Diluted	$0.05	$0.41	$0.15

For the years ended December 31, 2003, December 31, 2002, and December 31, 2001, 6,204,994, 4,533,479, and 2,097,422 stock options, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

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

	Year Ended December 31,

	2003	2002	2001

Net income as reported	$1,897	$16,757	$6,046
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	31	184
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22,315)	(32,822)	(29,819)

Pro forma net loss	($20,418)	($16,034)	($23,589)

Basic earnings/(loss) per share:
As reported	$0.05	$0.42	$0.16
Pro forma	(0.51)	(0.41)	(0.61)

Diluted earnings/(loss) per share:
As reported	$0.05	0.41	0.15
Pro forma	(0.51)	(0.41)	(0.61)

The weighted-average grant date fair value of options granted during 2003, 2002, and 2001 was $8.92, $12.91, and $13.16, respectively. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,

	2003	2002	2001

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.6%	4.2%	4.5%
Expected volatility	100.9%	118.0%	129.0%
Expected life (in years)	4.2	4.4	4.4

Because the Company expects to grant additional stock options in the future, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

Comprehensive Income

Comprehensive income for the Company consists of net income plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments.

Recent Accounting Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, or SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS 148 in its annual financial statements for the year ending December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending March 31, 2003. The adoption of SFAS 148 did not have an effect on the Company’s financial position or results of operations as the Company did not adopt the fair value method of accounting for stock-based employee compensation. The Company has included additional disclosures in accordance with SFAS 148 earlier in this Note.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), or FIN 46R, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities , which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities, or VIEs, created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and noncontrolling interests of the VIE. The Company does not expect the adoption of FIN 46R to have a material impact on its financial position, results of operations, or cash flows.

In January 2003, the EITF published EITF No. 00-21, or EITF 00-21, Revenue Arrangements with Multiple Deliverables, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Additionally, in August 2003, the EITF reached consensus on EITF Issue No. 03-5, or EITF 03-5, Applicability of AICPA Statement of Position 97-2, "Software Revenue Recognition," to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software. EITF 03-5 provides guidance on determining whether non-software deliverables are included within the scope of SOP 97-2, and accordingly, whether multiple element arrangements are to be accounted for in accordance with EITF 00-21 or SOP 97-2. The application of EITF 00-21 and EITF 03-5 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

On December 17, 2003, the Staff of the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 104, or SAB 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers, which was issued with SAB 101 and was codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

3. ACQUISITIONS:

On April 11, 2003, the Company acquired certain assets from privately held Metering Technology Corporation ("MTC") of Scotts Valley, California for a total purchase price of $11.0 million paid in cash. The assets acquired do not constitute a business as defined in SFAS No. 141, Business Combinations. As such, no goodwill has been recorded in conjunction with this transaction.

The Company allocated the purchase price based upon the fair value of the assets acquired. The excess of the purchase price over the fair value of the assets acquired has been allocated to the identified intangible assets in accordance with the requirements of SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets. The following is a final allocation of the purchase price (in thousands):

Property and equipment	$235
Intangible assets and IPR&D	10,765

Total assets acquired	$11,000

Of the acquired intangible assets of approximately $10.8 million, $9.8 million has been assigned to in process research and development, or IPR&D, and was charged to product development expenses on the date the assets were acquired. The remaining $957,000 has been assigned to purchased technology and is being amortized over its estimated useful life of 1 year. For the twelve months ended December 31, 2003, amortization expense related to this purchased technology was approximately $718,000, which was recorded in product development expenses.

On January 31, 2002, the Company completed the acquisition of all of the outstanding capital stock of BeAtHome.com, Inc. ("BeAtHome®"), a Fargo, North Dakota based developer of remote management system hardware and software. The results of BeAtHome’s operations, as well as a one-time charge of $400,000 related IPR&D, have been included in the consolidated condensed financial statements since that date. As a result of the acquisition, the Company is integrating certain components of BeAtHome’s technology into its current and future product offerings, such as its Networked Energy Solutions offering and the Panoramix platform. The Company believes these enhancements will allow customers to more easily aggregate and process information from remote LONWORKS networks, thereby increasing overall network management capabilities. In exchange for all of the outstanding capital stock of BeAtHome, the Company paid approximately $5.9 million, comprised of cash payments totaling approximately $2.0 million to BeAtHome’s shareholders, the forgiveness of approximately $3.5 million in operating loans made to BeAtHome, and approximately $371,000 of third party expenses.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets	$129
Property and equipment	373
Other long-term assets	8
Intangible assets	600
Goodwill	5,744

Total assets acquired	$6,854

Current liabilities	961

Total liabilities assumed	$961

Net assets acquired	$5,893

Of the $600,000 of acquired intangible assets, $400,000 was assigned to IPR&D and was charged to product development expenses upon the completion of the acquisition. The remaining $200,000 was assigned to purchased technology with a useful life of two years. For the twelve months ended December 31, 2003, amortization expense related to this purchased technology was approximately $100,000.

4. GOODWILL AND INTANGIBLE ASSETS:

The Company adopted SFAS 142 on January 1, 2002. As a result, the Company ceased amortizing approximately $2.1 million of goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. During 2001, the Company recorded amortization expenses totaling approximately $320,000 against this balance. In lieu of amortization, SFAS 142 now requires that the Company perform an initial impairment review of its goodwill in 2002 and at least an annual impairment review thereafter. In accordance with these impairment review requirements, the Company completed a transitional impairment test in 2002, and an annual impairment review during the quarter ended March 31, 2003, and determined that there was no impairment. However, if as a result of impairment reviews that are performed from time to time in the future, it is determined that there has been an impairment of the goodwill or other intangible assets, the Company would be required to take an impairment charge.

The following table provides a reconciliation of reported net income to adjusted net income for the year ended December 31, 2001 had SFAS 142 been effective January 1, 2001 (in thousands, except per share amounts):

Year Ended December 31, 2001

	Amount	Basic EPS	Diluted EPS

Reported net income	$ 6,046	$ 0.16	$ 0.15
Add back amortization expense (net of tax):
Goodwill and workforce in place	320	0.01	0.01

Adjusted net income	$ 6,366	$ 0.17	$ 0.16

The changes in the carrying amount of goodwill, net for the years ended December 31, 2002 and 2003 are as follows (in thousands):

Amount

Balance as of December 31, 2001	$ 1,637
Reclass of workforce in place	74
Unrealized foreign currency translation gain	303
Goodwill resulting from BeAtHome acquisition	5,744

Balance as of December 31, 2002	7,758
Unrealized foreign currency translation gain	405
Balance as of December 31, 2003	$ 8,163

As of December 31, 2003, the Company’s intangible assets subject to amortization consisted of purchased technology with a net carrying value of approximately $620,000. For the years ending December 31, 2003, 2002 and 2001, amortization of these intangible assets was $1.1 million, $344,000, and $213,000, respectively. Estimated future amortization expense related to these intangible assets is $583,000 in 2004, and $35,000 in 2005. These future amortization estimates are subject to fluctuations resulting from exchange rate differences between the United States dollar and the European Euro.

5. COMMITMENTS AND CONTINGENCIES:

The Company leases its facilities under operating leases that expire on various dates through 2013. In December 1999, the Company entered into a lease agreement with a real estate developer for its new corporate headquarters in San Jose, California. This agreement requires minimum rental payments for ten years totaling approximately $20.6 million and also required that the Company provide a $3.0 million security deposit. The Company satisfied the security deposit requirement by causing to have issued a standby letter of credit ("LOC") in July 2000. The LOC is subject to annual renewals and is currently secured by a line of credit at the bank that issued the LOC.

In October 2000, the Company entered into another lease agreement with the same real estate developer for an additional building at the new headquarter site. Construction on the second building was completed in May 2003, at which time monthly rental payments commenced. This second lease agreement also requires minimum rental payments for ten years totaling approximately $23.4 million. In addition, this second lease agreement also required a security deposit of $5.0 million. The Company satisfied this security deposit requirement by causing to have issued another LOC in October 2001. This LOC is also subject to annual renewals and is currently secured by a line of credit at the bank that issued it.

As of December 31, 2003, future minimum lease payments under all operating leases were as follows (in thousands):

2004	$ 4,409
2005	4,441
2006	4,398
2007	4,443
2008	4,503
Thereafter	16,812

Total	$ 39,006

Rent expense was approximately $4.9 million, $3.1 million, and $2.3 million for 2003, 2002, and 2001, respectively. The lease agreements provide for escalating rent payments over the term of the lease. Rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2003, and December 31, 2002, the Company has accrued approximately $499,000 and $167,000, respectively, of deferred rent related to these agreements. As of December 31, 2003, $8,000 of the $499,000 deferred rent balance is reflected in accrued liabilities while the remaining $491,000 is classified as a long-term liability in the accompanying consolidated balance sheets. For the year ended December 31, 2002, the entire $167,000 deferred rent balance was classified as a long-term liability.

6. STOCKHOLDERS’ EQUITY AND EMPLOYEE STOCK OPTION PLANS:

    Preferred Stock

With the closing of the Company’s initial public offering ("IPO") in July 1998, all of the outstanding preferred stock automatically converted into 7,887,381 shares of common stock. Upon conversion of the outstanding preferred stock to common stock, such preferred stock was retired. As of December 31, 2003, the Company was authorized to issue 5,000,000 shares of new $0.01 par value preferred stock, of which none was outstanding as of December 31, 2003.

Common Stock

As of December 31, 2003, the Company was authorized to issue 100,000,000 shares of $0.01 par value common stock.

In September 2001, the Company’s Board of Directors approved a stock repurchase program, which authorizes the Company to repurchase up to 2.0 million shares of the Company’s common stock. In September 2001, the Company repurchased 265,000 shares under the program at a cost of $3.2 million. No shares were repurchased during 2002 and 2003. The program expired in September 2003.

In June 2000, the Company entered into a stock purchase agreement with Enel, which was completed on September 11, 2000. Under this agreement, Enel acquired 3,000,000 newly issued shares of the Company’s common stock that generated net proceeds of $130.7 million.

Warrants

In connection with the issuance of Series E preferred stock in 1997, warrants to purchase an aggregate of 400,000 shares of common stock at a per share exercise price of $5.00 were issued. At the date of issuance, the fair market value of these warrants was deemed to be immaterial. These warrants were exercisable at any time prior to expiration, which was defined as the earlier of May 15, 2002 or upon a change in control. Each warrant contained a cashless conversion right. As of May 15, 2002, all of these warrants had been exercised and none remained outstanding.

    Stock Option Program Description

The Company has two plans under which it grants options: the 1997 Stock Plan (the "1997 Plan") and the 1998 Director Option Plan (the "Director Option Plan"). A more detailed description of each plan can be found below.

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

1997 Stock Plan

During 1997, the Company adopted the 1997 Stock Plan (the "1997 Plan") for employees, officers and directors. As of December 31, 2003, a total of 11,805,974 shares of Common Stock are reserved for issuance under the 1997 Plan. This plan includes annual increases on the first day of the Company’s fiscal year (beginning in 2000) not to exceed the lesser of (i) 5,000,000 shares or (ii) 5% of the outstanding shares on such date. Incentive stock options to purchase shares of common stock may be granted at not less than 100% of the fair market value. Options granted prior to June 15, 2000 and after May 5, 2003, generally have a term of five years from the date of grant, not to exceed ten years. Options granted June 15, 2000 through May 5, 2003, generally have a term of ten years. The exercise price of nonstatutory stock options and stock purchase rights granted under the 1997 Plan is determined by the Administrator, but will also be at least equal to 100% of the fair market value per share of common stock on the grant or issue date, except that up to 10% of the aggregate number of shares reserved for issuance under the 1997 Plan (including shares that have been issued or are issuable in connection with options exercised or granted under the 1997 Plan) may have exercise prices that are from 0% to 100% of the fair market value of the common stock on the date of grant. Options generally vest ratably over four years. Fair market value is determined with reference to the closing price of the common stock as reported on the Nasdaq National Market on the date immediately preceding grant date.

The 1997 Plan also allows for the issuance of options that are immediately exercisable through execution of a restricted stock purchase agreement. Shares purchased pursuant to a stock purchase agreement generally vest ratably over four years. In the event of termination of employment, the Company, at its discretion, may repurchase unvested shares at a price equal to the original issuance price.

    1998 Directors Option Plan

Non-employee directors are entitled to participate in the 1998 Director Option Plan (the "Director Plan"). The Director Plan was adopted by the Board of Directors in May 1998 and became effective upon the closing of the stock offering in July 1998. The Director Plan has a term of ten years, unless terminated sooner by the Board. As of December 31, 2003, a total of 740,000 shares of Common Stock are reserved for issuance under the Director Plan. The plan provides for an increase each year equal to 100,000 shares or such lesser amount as the Board may determine. The plan also provides for the automatic grant of 25,000 shares of common stock (the "First Option") to each non-employee director on the date he or she first becomes a director. Each non-employee director is also automatically granted an option to purchase 10,000 shares (a "Subsequent Option") on the date of the Company’s Annual Stockholder Meeting provided that he or she is re-elected to the Board or otherwise remains on the Board, if on such date he or she shall have served on the Board for at least the preceding six months. Each First Option and each Subsequent Option shall have a term of five years and the shares subject to the option shall vest as to 25% of the shares subject to option on each anniversary of the date of grant for options granted before May 11, 1999 and 100% on the date of grant for options granted on or after May 11, 1999. The exercise price of each First Option and Subsequent Option shall be 100% of the fair market value per share of the common stock, generally determined with reference to the closing price of the common stock as reported on the Nasdaq National Market on the date preceding grant date. During 2003 and 2002, options to purchase an aggregate of 70,000 and 95,000 shares, respectively, were granted under the Director Plan. The weighted average exercise prices for the option grants in 2003 and 2002, respectively, were $14.77 and $15.63.

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

Accounting for Stock-Based Employee Compensation Plans

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related Interpretations. With the exception of deferred compensation expense attributable to options granted during 1998, no stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. A detailed reconciliation of the effect on net income and earnings per share had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation can be found in Note No. 2, Summary of Significant Accounting Policies and Practices.

General Option Information

The following table summarizes option activity under all plans:

		Options Outstanding

	Options Available for Grant	Number Outstanding	Weighted-Average Exercise Price Per Share

BALANCE AT DECEMBER 31, 2000	3,595,053	5,221,149	$14.31
Granted	(2,560,225)	2,560,225	15.89
Cancelled	244,314	(244,314)	20.54
Exercised	---	(971,107)	2.55
Additional shares reserved	2,002,484	---	---

BALANCE AT DECEMBER 31, 2001	3,281,626	6,565,953	$16.44
Granted	(2,282,750)	2,282,750	16.35
Cancelled	81,872	(81,872)	26.04
Exercised	---	(631,917)	1.99
Additional shares reserved	2,037,668	---	---

BALANCE AT DECEMBER 31, 2002	3,118,416	8,134,914	$17.44
Granted	(2,346,245)	2,346,245	12.68
Cancelled	743,344	(743,344)	25.83
Exercised	---	(793,633)	6.17
Additional shares reserved	2,086,277	---	---

BALANCE AT DECEMBER 31, 2003	3,601,792	8,944,182	$16.49

The following table summarizes the stock options outstanding as of December 31, 2003:

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding at December 31, 2003	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable December 31, 2003	Weighted Average Exercise Price

$6.25-$7.06	863,345	0.64	$ 7.05	863,345	$ 7.05
7.19-11.33	463,784	7.68	10.06	117,896	8.61
11.60-11.61	998,997	7.28	11.61	665,237	11.61
11.79-12.91	1,636,182	4.66	12.90	207,517	12.89
12.93-14.67	623,836	5.36	13.63	246,497	13.38
14.75-16.35	1,775,227	7.95	16.25	969,806	16.20
16.36-20.34	808,002	7.53	17.45	521,728	17.24
20.38-27.94	591,250	7.25	24.46	425,623	24.45
$30.25-$90.50	1,183,559	1.69	32.21	1,105,317	32.16

	8,944,182	5.46	$ 16.49	5,122,966	$ 17.85

Certain options issued under the 1997 Plan may be exercised at any time prior to their expiration, even if those options have not yet vested. Shares issued upon exercise of unvested options are considered unvested shares. Once issued, the unvested shares continue vesting in accordance with original option’s vesting schedule. If the option holder’s employment or service with the Company terminates before the unvested shares become fully vested, the Company has the right, at its discretion, to repurchase from the option holder any unvested shares at the exercise price paid by the option holder. As of December 31, 2003, there were no shares subject to repurchase by the Company. Of the 5,122,966 options exercisable as of December 31, 2003, 4,807,128 were vested.

Shares Reserved

As of December 31, 2003, the Company had 12,545,974 shares of common stock reserved for future issuance under its Stock Option Programs.

Deferred Compensation

In connection with the issuance of stock options during 1998, the Company recorded deferred compensation in the aggregate amount of $755,000, representing the difference between the deemed fair value of the Company’s common stock and the exercise price of the stock options at the date of grant. The Company amortized the deferred compensation expense over the shorter of the period in which the employee provided services or the applicable vesting period, which was typically 48 months. For the years ended December 31, 2002 and December 31, 2001, amortization expense was $31,000 and $184,000, respectively. Deferred compensation is decreased in the period of forfeiture arising from the early termination of an option holder’s services. As of December 31, 2002, the deferred compensation balance was fully amortized.

7. INCOME TAXES:

The provision for income taxes attributable to continuing operations is based upon income (loss) before income taxes from continuing operations as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Domestic	$ 2,490	$ 18,995	$ 7,957
Foreign	7	(781)	(1,659)

	$ 2,497	$ 18,214	$ 6,298

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2003	2002	2001

Federal:
Current	$ 220	$ -	$ 34
Deferred	-	-	-

Total federal provision	220	-	34

State:
Current	47	439	111
Deferred	-	-	-

Total state provision	47	439	111

Foreign:
Current	333	1,018	107
Deferred	-	-	-

Total foreign provision	333	1,018	107

Total provision for income taxes	$600	$1,457	$252

The provision for income taxes differs from the amount estimated by applying the statutory Federal income tax rate to income before taxes as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Federal tax at statutory rate of 35%	$874	$6,375	$2,205
State taxes, net of federal benefit	11	286	72
U.S.-Foreign rate differential	(55)	976	681
Change in Valuation Allowance	(278)	(6,784)	(2,936)
Other non-deductible permanent differences	48	290	224
Others	--	314	6

Total provision for income taxes	$600	$1,457	$252

The components of the net deferred income tax asset are as follows (in thousands):

	December 31,

	2003	2002

Net operating loss carry forwards	$ 29,445	$ 32,856
Foreign net operating loss carry forwards	2,149	3,106
Tax credit carry forwards	9,179	8,534
Capitalized research and development costs	319	711
Reserves and other cumulative temporary differences	6,717	2,832

Gross deferred income tax assets	47,809	48,039
Valuation allowance	(47,809)	(48,039)

Net deferred income tax assets	$ --	$ --

As of December 31, 2003, the Company had net operating loss carryforwards of $83.5 million for Federal income tax reporting purposes and $8.7 million for State income tax reporting purposes, which expire at various dates through 2021. In addition, as of December 31, 2003, the Company had approximately $6.0 million and $4.5 million of tax credit carry forwards for increased research expenditures for Federal and California purposes, respectively. The Federal research tax credits will expire at various dates through 2022 and the state tax credit can be carried over indefinitely.

As of December 31, 2003, part of our valuation allowance on deferred tax assets pertains to certain tax credits and net operating loss carry forwards resulting from the exercise of certain employee stock options. The valuation allowance will be reduced in the period in which we realize the benefit from the utilization of these credits and losses to reduce our income taxes payable on our income tax return. When realized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders’ equity rather than as a reduction of income tax expense. In addition, the Internal Revenue Code of 1986, as amended, contains provisions that limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. The Company has performed an analysis of the ownership changes and has reported the net operating loss and credit carryforwards considering such limitations.

As of December 31, 2003 and 2002, a valuation allowance has been recorded for the entire gross deferred tax asset as a result of uncertainties regarding the realization of the asset balance. The valuation allowance was decreased by $230,000 in 2003 and increased by $1.6 million in 2002. As of December 31, 2003 and 2002, the Company had no significant deferred tax liabilities.

8. WARRANTY RESERVES:

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, historical costs of repair, and knowledge of new products introduced. Estimated reserves for warranty costs are recorded at the time of shipment. The reserve for warranty costs was $205,000 as of December 31, 2003 and $229,000 as of December 31, 2002.

9. RELATED PARTIES:

In June 2000, the Company entered into a stock purchase agreement with Enel S.p.A., an Italian utility company ("Enel"). At the same time, the Company also entered into a research and development agreement with an affiliate of Enel. Under the terms of the R&D agreement, the Company will cooperate with Enel to integrate LonWorks technology into Enel’s remote metering management project in Italy. For the years ended December 31, 2003, 2002, and 2001, the Company recognized revenue of approximately $75.8 million, $81.6 million, and $31.0 million, respectively, related to products and services sold to Enel and its contract manufacturers. As of December 31, 2003 and 2002, approximately $15.3 million and $17.2 million, respectively, of these revenues were included in accounts receivable.

10. SEGMENT DISCLOSURE:

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

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of the Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific/ Japan ("APJ"). Each geographic area provides products and services as further described in Note 1. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company has no long-lived assets, other than property and equipment and loans to certain key employees. Long-lived assets are attributed to geographic areas based on the country where the assets are located. Long-lived assets of about $37.2 million were domiciled in the United States as of December 31, 2003, and long-lived assets of about $29.7 million were domiciled in the United States as of December 31, 2002. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not being reported by geography because the information is not reviewed by the Executive Staff to make decisions about resources to be allocated to the geographic areas based on their performance.

In North America, the Company sells its products through a direct sales organization. Outside North America, direct sales, applications engineering and customer support are conducted through the Company’s operations in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the customer is domiciled.

Summary information by geography for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	Year Ended December 31, ,

	2003	2002	2001

Revenues from customers:
Americas	$16,008	$14,470	$16,767
EMEA	87,088	62,682	42,608
APJ	15,057	45,682	17,206
Unallocated	--	--	8

Total	$118,153	$122,834	$76,589

Gross profit:
Americas	$10,024	$8,484	$10,693
EMEA	48,241	32,406	19,349
APJ	7,830	22,005	9,350
Unallocated	--	--	8

Total	$66,096	$62,895	$39,400

Income (loss) from operations:
Americas	$6,277	$4,952	$6,976
EMEA	44,415	28,984	16,128
APJ	4,466	18,360	5,613
Unallocated	(54,880)	(37,859)	(29,074)

Total	$278	$14,437	$(357)

Products sold to Enel and its contract manufacturers accounted for 64.2% of total revenues for the year ended December 31, 2003, 66.4% of total revenues for the year ended December 31, 2002, and 40.5% for the year ended December 31, 2001. In addition, EBV, the sole independent distributor of the Company’s products in Europe since December 1997, accounted for 10.2% of total revenues for 2003, 9.2% of total revenues for 2002, and 16.9% of total revenues for 2001.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tables set forth certain consolidated statement of operations data for each of the quarters in 2003 and 2002, as well as the percentage of our net revenues represented by each item. This information has been derived from our quarterly unaudited consolidated financial statements. The quarterly unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes appearing elsewhere in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

	Quarter Ended

	Q403	Q303	Q203	Q103	Q402	Q302	Q202	Q102

Consolidated Statement of Operations Data:	(in thousands, except per share data)
Net revenues:
Product	$23,334	$30,447	$30,979	$32,393	$30,295	$33,073	$30,860	$27,226
Service	193	285	277	245	286	277	458	359

Total net revenues	23,527	30,732	31,256	32,638	30,581	33,350	31,318	27,585

Cost of revenues:
Cost of product	9,786	10,179	14,034	15,408	14,483	15,630	14,111	12,835
Cost of service	711	597	656	686	730	699	780	671

Total cost of revenues	10,497	10,776	14,690	16,094	15,213	16,329	14,891	13,506

Gross profit	13,030	19,956	16,566	16,544	15,368	17,021	16,427	14,079

Operating expenses:
Product development	7,079	6,753	16,186	5,095	5,055	5,405	5,376	5,620
Sales and marketing	4,632	4,662	4,633	4,670	4,358	4,354	4,293	4,286
General and administrative	2,954	3,093	3,125	2,936	2,839	2,394	2,226	2,252

Total operating expenses	14,665	14,508	23,944	12,701	12,252	12,153	11,895	12,158

Income/(loss) from operations	(1,635)	5,448	(7,378)	3,843	3,116	4,868	4,532	1,921
Interest and other income, net	399	537	542	741	844	922	1,011	1,000

Income before provision for income taxes	(1,236)	5,985	(6,836)	4,584	3,960	5,790	5,543	2,921
Provision for income taxes	(716)	1,496	(547)	367	317	463	443	234

Net income	($ 520)	$4,489	($ 6,289)	$4,217	$3,643	$5,327	$5,100	$2,687

Income per share:
Basic	($ 0.01)	$0.11	($ 0.16)	$0.11	$0.09	$0.13	$0.13	$0.07

Diluted	($ 0.01)	$0.11	($ 0.16)	$0.10	$0.09	$0.13	$0.12	$0.07

Shares used in per share calculation:
Basic	40,337	40,186	39,954	39,788	39,685	39,658	39,443	39,029

Diluted	40,337	41,305	39,954	40,396	40,557	40,619	40,818	41,085

SCHEDULE II

ECHELON CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS, CUSTOMER RETURNS, AND SALES CREDITS

Description	Beginning Balance	Charged to Revenues and Expenses	Deductions	Ending Balance

Year ended December 31, 2001	$ 1,895	172	—	$ 2,067

Year ended December 31, 2002	$ 2,067	569	—	$ 2,636

Year ended December 31, 2003	$ 2,636	(752)	—	$ 1,884

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

Signatures	Title	Date

/s/ M. Kenneth Oshman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2004
M. Kenneth Oshman

/s/ Oliver R. Stanfield	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 12, 2004
Oliver R. Stanfield

/s/ Armas Clifford Markkula, Jr.	Vice Chairman	March 4, 2004
Armas Clifford Markkula, Jr.

/s/ Robert J. Finocchio, Jr.	Director	March 10, 2004
Robert J. Finocchio, Jr.

/s/ Michael E. Lehman	Director	March 9, 2004
Michael E. Lehman

/s/ Robert R. Maxfield	Director	March 4, 2004
Robert R. Maxfield

/s/ Richard M. Moley	Director	March 11, 2004
Richard M. Moley

/s/ Arthur Rock	Director	March 4, 2004
Arthur Rock

/s/ Larry W. Sonsini	Director	March 11, 2004
Larry W. Sonsini

EXHIBIT INDEX

Exhibit No.	Description of Document

3.2*	Amended and Restated Certificate of Incorporation of Registrant.
3.3	Amended and Restated Bylaws of Registrant.
4.1*	Form of Registrant’s Common Stock Certificate.
4.2*	Second Amended and Restated Modification Agreement dated May 15, 1997.
10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2*+	1997 Stock Plan and forms of related agreements.
10.3*+	1988 Stock Option Plan and forms of related agreements.
10.4*	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).
10.5*	Form of International Distributor Agreement.
10.6*	Form of OEM License Agreement.
10.7*	Form of Software License Agreement.
10.8*	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.
10.9*+	1998 Director Option Plan.
21.1*	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Power of Attorney (see signature page).
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Previously filed.
+              Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

