Form 10-Q
period 2004-03-31
ECHELON CORP
filed 2004-05-10
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________

FORM 10-Q
______________

(Mark one)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒ No ☐

As of April 30, 2004, 40,672,923 shares of the Registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

INDEX

		Page

Part I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2003	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 6.	Exhibits and Reports on Form 8-K	48

SIGNATURE	48
EXHIBIT INDEX	49

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2004	December 31, 2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 19,435	$ 18,667
Short-term investments	131,430	126,256
Accounts receivable, net	17,614	20,110
Inventories	5,486	5,906
Other current assets	1,626	2,519

Total current assets	175,591	173,458

Property and equipment, net	18,857	19,098
Other long-term assets	21,596	21,572

	$ 216,044	$ 214,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 6,340	$ 6,922
Accrued liabilities	4,484	4,793
Deferred revenues	1,225	998

Total current liabilities	12,049	12,713

LONG-TERM LIABILITIES:
Deferred rent	585	491

Total long-term liabilities	585	491

STOCKHOLDERS’ EQUITY:
Common stock	409	407
Additional paid-in capital	273,723	272,323
Treasury stock	(3,191)	(3,191)
Accumulated other comprehensive income	972	1,007
Accumulated deficit	(68,503)	(69,622)

Total stockholders’ equity	203,410	200,924

	$ 216,044	$ 214,128

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2004	2003

REVENUES:
Product	$ 26,855	$ 32,393
Service	188	245

Total revenues	27,043	32,638

COST OF REVENUES:
Cost of product	11,261	15,408
Cost of service	503	686

Total cost of revenues	11,764	16,094

Gross profit	15,279	16,544

OPERATING EXPENSES:
Product development	6,215	5,095
Sales and marketing	5,058	4,670
General and administrative	3,330	2,936

Total operating expenses	14,603	12,701

Income from operations	676	3,843
Interest and other income, net	514	741

Income before provision for income taxes	1,190	4,584
Provision for income taxes	71	367

NET INCOME	$ 1,119	$ 4,217

Net income per share:
Basic	$ 0.03	$ 0.11

Diluted	$ 0.03	$ 0.10

Shares used in computing net income per share:
Basic	40,502	39,788

Diluted	40,857	40,396

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2004	2003

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$ 1,119	$ 4,217
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,393	1,050
Provision for doubtful accounts	2	11
Change in operating assets and liabilities:
Accounts receivable	2,494	(3,560)
Inventories	420	1,474
Other current assets	893	866
Accounts payable	(582)	1,707
Accrued liabilities	(309)	(8)
Deferred revenues	227	(1,348)
Deferred rent	94	27

Net cash provided by operating activities	5,751	4,436

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(46,165)	(50,173)
Proceeds from maturities and sales of available-for-sale short-term investments	40,976	36,494
Purchase of restricted investments	(242)	(169)
Change in other long-term assets	(112)	825
Capital expenditures	(822)	(1,001)

Net cash used in investing activities	(6,365)	(14,024)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,402	477
Net cash provided by financing activities	1,402	477

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(20)	(33)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	768	(9,144)

CASH AND CASH EQUIVALENTS:
Beginning of period	18,667	34,941

End of period	$ 19,435	$ 25,797

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$ 65	$ 299

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2003 included in its Annual Report on Form 10-K.

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

Revenue Recognition and Product Warranty

The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from service revenues. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for approximately 4.6% of total revenues for the quarter ended March 31, 2004 and approximately 3.9% for the same period in 2003. Service revenues consist of product technical support (including software post-contract support services), training, and custom software development services.

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

The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to its distributors in accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists.

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

Short-Term Investments

The Company classifies its investments in marketable debt securities as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115,  Accounting for Certain Investments in Debt and Equity Securities. As of March 31, 2004, the Company’s available-for-sale short-term investment securities had contractual maturities from three to twenty-four months and an average maturity of eight months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of March 31, 2004, the amortized cost basis, aggregate fair value, and gross unrealized holding gains by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains

U.S. corporate securities:
Commercial paper	$ 4,992	$ 4,992	$ --
Corporate notes and bonds	53,384	53,429	45

	58,376	58,421	45
U.S. government securities	72,937	73,009	72

Total investments in debt and equity securities	$ 131,313	$ 131,430	$ 117

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Net income (Numerator):
Net income, basic & diluted	$ 1,119	$ 4,217

Shares (Denominator):
Weighted average common shares outstanding	40,502	39,795
Weighted average common shares outstanding
subject to repurchase	--	(7)

Shares used in basic computation	40,502	39,788
Weighted average common shares outstanding
subject to repurchase	--	7
Common shares issuable upon exercise of stock
options (treasury stock method)	355	601

Shares used in diluted computation	40,857	40,396

Net income per share:
Basic	$ 0.03	$ 0.11

Diluted	$ 0.03	$ 0.10

For the three months ended March 31, 2004 and 2003, stock options in the amount of 7,596,586 and 6,380,031, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect of their inclusion would be anti-dilutive.

    Stock-Based Employee Compensation Plans

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, or FASB 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,

	2004	2003

Net income as reported	$1,119	$4,217

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,958)	(5,829)

Pro forma net loss	$(3,839)	$(1,612)

Basic earnings/(loss) per share:
As reported	$0.03	$0.11

Pro forma	$(0.09)	$(0.04)

Diluted earnings/(loss) per share:
As reported	$0.03	$0.10

Pro forma	$(0.09)	$(0.04)

The weighted-average grant date fair value of options granted during the three months ended March 31, 2004 and March 31, 2003 was $6.20 and $7.45, respectively. Under FASB 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,

	2004	2003

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.4%	2.8%
Expected volatility	80.1%	107.1%
Expected life (in years)	3.7	4.5

Recently Issued Accounting Standards

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), or FIN 46R, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities, or VIEs, created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and noncontrolling interests of the VIE. The adoption of FIN 46R did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

3.     Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003

Purchased materials	$ 1,122	$ 1,680
Work-in-process	14	8
Finished goods	4,350	4,218

	$ 5,486	$ 5,906

4.   Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	March 31, 2004	December 31, 2003

Accrued payroll and related costs	$2,438	$2,663
Accrued marketing costs	114	392
Other accrued liabilities	1,932	1,738

	$4,484	$4,793

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

The Company operates its business as one reportable segment: the design, manufacture and sale of products for the controls network industry, and markets its products primarily to the building automation, industrial automation, transportation, and utility/home automation markets. The Company’s products are marketed under the LONWORKS ® brand name, which provides the infrastructure and support required to implement and deploy open, interoperable, control network solutions. All of the Company’s products either incorporate or operate with the Neuron® Chip and/or the LONWORKS protocol. The Company also provides services to customers that consist of technical support and training courses covering its LONWORKS network technology and products. The Company offers about 90 products and services that together constitute the LONWORKS system. Any given customer purchases a small subset of such products and services that are appropriate for that customer’s application.

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific/ Japan ("APJ"). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the geographic area and excludes certain expenses that are managed outside the geographic area. Costs excluded from geographic area profit or loss consist primarily of unallocated corporate expenses, which are comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, restricted investments, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2004 and December 31, 2003, long-lived assets of about $37.2 million and $37.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the Executive Staff when making decisions about resource allocation to the geographic areas based on their performance.

In North America, the Company sells its products through a direct sales organization. Outside North America, direct sales, applications engineering and customer support are conducted through the Company’s operations in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by geography for the quarters ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended March 31,

	2004	2003

Revenues from customers:
Americas	$4,028	$3,820
EMEA	21,200	22,330
APJ	1,815	6,409
Unallocated	--	79

Total	$27,043	$32,638

Gross profit:
Americas	$2,600	$2,407
EMEA	11,423	11,030
APJ	1,256	3,028
Unallocated	--	79

Total	$15,279	$16,544

Income/(Loss) from operations:
Americas	$1,519	$1,540
EMEA	9,925	10,041
APJ	218	2,188
Unallocated	(10,986)	(9,926)

Total	$676	$3,843

Products sold to Enel S.p.A., an Italian utility company ("Enel"), and its designated manufacturers accounted for $15.5 million, or 57.5% of total revenues for the quarter ended March 31, 2004 and $22.3 million, or 68.4% for the same period in 2003. During the quarter ended March 31, 2004, all of the revenues shipped under the Enel program were shipped to customers in EMEA. 80.0% of the revenues shipped under the Enel program during the first quarter of 2003 were shipped to customers in EMEA, and the remaining 20.0% to customers in APJ.

EBV Electronik GmbH ("EBV"), the sole independent distributor of the Company’s products in Europe, accounted for 11.6% of total revenues for the quarter ended March 31, 2004 and 8.2% for the same period in 2003.

6.    Income Taxes:

The provision for income taxes for the quarters ended March 31, 2004 and 2003 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes and the utilization of net operating losses not previously benefited.

7.    Related Party:

In June 2000, the Company entered into a stock purchase agreement with Enel. At the same time, the Company also entered into a research and development agreement with an affiliate of Enel. Under the terms of the R&D agreement, the Company is cooperating with Enel to integrate LONWORKS technology into Enel’s remote metering management project in Italy. For the quarters ended March 31, 2004 and 2003, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $15.5 million and $22.3 million, respectively. Of these amounts, $12.2 million and $22.3 million is included in Accounts Receivable as of March 31, 2004 and March 31, 2003, respectively.

8.    Stock Repurchase Program:

In March 2004, the Company’s board of directors approved a stock repurchase program. During the quarter ended March 31, 2004, no shares were repurchased under the program. As of March 31, 2004, 3,000,000 shares are available for repurchase. The stock repurchase program will expire in March 2005.

9.    Warranty Reserves:

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, historical costs of repair, and knowledge of new products introduced. Estimated reserves for warranty costs are recorded at the time of shipment. The reserve for warranty costs was $235,000 as of March 31, 2004 and $205,000 as of December 31, 2003.

10.    Subsequent Events:

On May 3, 2004, the Company announced that its largest customer, Enel, filed a request for arbitration to resolve a dispute regarding the Company’s marketing and supply obligations under its research and development agreement (the "R&D Agreement") with Enel. The arbitration is to take place in London. Enel claims that the R&D Agreement obligates the Company to supply Enel with additional concentrator and metering kit products for use outside of Italy and to cooperate with Enel to market Enel’s Contatore Elettronico system internationally. Enel is seeking to compel Echelon to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, and to pay unspecified damages. The Company believes it has fulfilled its obligations under the R&D Agreement, including any obligation with respect to the sale of products and with respect to joint marketing. The Company believes that Enel’s claims are without merit and intends to vigorously defend itself in the arbitration proceedings.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that involve risks and uncertainties including, without limitation, statements regarding our liquidity position, our expected overall growth, our revenues, our anticipated customer support sales, our anticipated gross margin, our anticipated operating expenses, and our exposure to foreign currency fluctuations. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below in "Factors That May Affect Future Results of Operations" and elsewhere in this Quarterly Report.

Overview

Echelon Corporation was incorporated in California in February 1988, and reincorporated in Delaware in January 1989. We are based in San Jose, California, and maintain offices in nine foreign countries throughout Europe and Asia. We develop, market and support a wide array of products and services based on our LONWORKS technology that enable original equipment manufacturers, or OEMs, and systems integrators to design and implement open, interoperable, distributed control networks. We offer these hardware and software products to OEMs and systems integrators in the building, industrial, transportation, utility/home and other automation markets.

We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s electricity meter management project known as the Contatore Elettronico. We refer to Echelon’s revenue from sales to Enel and Enel’s suppliers as "Enel Project" revenue. We refer to all other revenue as LONWORKS Infrastructure revenue. We have been investing in products for use by electricity utilities in the management of electricity distribution. We believe that we will receive revenues from these investments beginning in 2004. We refer to this revenue as networked energy services, or NES, revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

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

Sales Returns and Allowances. We sell our products and services to OEMs, systems integrators, and our other customers directly through our sales force and indirectly through distributors around the world. Sales to certain distributors are made under terms allowing limited rights of return. Sales to EBV, our largest distributor, accounted for 11.6% of total net revenues for the quarter ended March 31, 2004, and 8.2% of total net revenues for the same period in 2003. Worldwide sales to distributors, including those to EBV, accounted for approximately 22.5% of total net revenues for the quarter ended March 31, 2004, and 9.8% of total net revenues for the same period in 2003.

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

To estimate potential product returns from distributors other than EBV, management analyzes historical returns and the specific contractual return rights of each distributor. In the case of EBV, we further refine this analysis by reviewing month-end inventory levels at EBV, shipments in transit to EBV, EBV’s historical sales volume by product, and forecasted sales volumes for some of EBV’s larger customers. Significant management judgments and estimates must be made and used in connection with establishing these distributor-related sales returns and other allowances in any accounting period. Actual results could differ materially from these estimates.

Other than standard warranty repair work, Enel and its designated contract meter manufacturers do not have rights to return products we ship to them. However, our agreement with Enel contains an "acceptance" provision, whereby Enel is entitled to inspect products we ship to them to ensure the products conform, in all material respects, to the product’s specifications. Once the product has been inspected and approved by Enel, or if the acceptance period lapses before Enel inspects, approves, or disapproves the products, the goods are considered accepted. Prior to shipping our products to Enel, we perform detailed reviews and tests to ensure the products have been manufactured in compliance with the specifications in our agreements with Enel and will meet all of Enel’s acceptance criteria. We do not ship products unless they have passed these reviews and tests. As a result, we record revenue for these products upon shipment to Enel. If Enel were to subsequently reject, in accordance with the terms of our agreements with them, any material portion of a shipment for not meeting the agreed upon specifications, we would defer the revenue on that portion of the transaction until such time as Enel and we were able to resolve the discrepancy. Such a deferral could have a material negative impact on the amount and timing of our Enel related revenues.

We also provide for an allowance for sales discounts and rebates that we identify and reserve for at the time of sale. This reserve is primarily related to our estimate of future point of sale, or POS, credits to be issued to EBV. Under our arrangement with EBV, we have agreed to issue POS credits on sales they make to certain volume customers. We base this estimate on EBV’s historical and forecasted sales volumes to those customers. Significant management judgments and estimates must be made and used in connection with establishing these reserves for POS credits in any accounting period. Actual results could differ materially from these estimates.

Our allowances for sales returns and other sales-related reserves were approximately $1.8 million as of March 31, 2004, and $1.4 million as of December 31, 2003.

Allowance for Doubtful Accounts. We typically sell our products and services to customers with net 30-day payment terms. In certain instances, payment terms may extend to as much as net 90 days. For a customer whose credit worthiness does not meet our minimum criteria, we may require partial or full payment prior to shipment. Alternatively, customers may be required to provide us with an irrevocable letter of credit prior to shipment.

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit-worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions worsened, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $500,000 as of March 31, 2004 and December 31, 2003.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $235,000 as of March 31, 2004 and $205,000 as of December 31, 2003.

Deferred Income Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on our historical net operating losses, and the uncertainty of our future operating results, we have recorded a valuation allowance that fully reserves our deferred tax assets. If we later determine that, more likely than not, some or all of the net deferred tax assets will be realized, we would then need to reverse some or all of the previously provided valuation allowance. Our deferred tax asset valuation allowance was $47.8 million as of December 31, 2003.

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
When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to $8.4 million as of March 31, 2004.

We adopted SFAS 142 on January 1, 2002, and, as a result, ceased amortizing approximately $2.1 million of goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. The net balance of goodwill as of March 31, 2004 was $8.1 million. We review goodwill for impairment annually during the quarter ending March 31. Our review during the quarter ended March 31, 2004 indicated no impairment. If, as a result of an annual or any other impairment review that we perform in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge. Such a charge could have a material adverse impact on our financial position and/or operating results.

Results of Operations

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2003:

	Three Months Ended March 31,

	2004	2003

Revenues:
Product	99.3%	99.2%
Service	0.7	0.8

Total revenues	100.0	100.0
Cost of revenues:
Cost of product	41.6	47.2
Cost of service	1.9	2.1

Total cost of revenues	43.5	49.3

Gross profit	56.5	50.7

Operating expenses:
Product development	23.0	15.6
Sales and marketing	18.7	14.3
General and administrative	12.3	9.0

Total operating expenses	54.0	38.9

Income from operations	2.5	11.8
Interest and other income, net	1.9	2.3

Income before provision for income taxes	4.4	14.1
Provision for income taxes	0.3	1.1

Net income	4.1%	13.0%

Revenues

Total Revenues

	Three Months Ended

(Dollars in thousands)	March 31, 2004	March 31, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Total Revenues	$ 27,043	$ 32,638	$ (5,595)	(17.1%)

The $5.6 million decrease in total revenues for the quarter ended March 31, 2004 as compared to the same period in 2003 was primarily the result of a $6.8 million reduction in Enel Project related revenues partially offset by a $1.2 million increase in LONWORKS Infrastructure revenues.

Product revenues

	Three Months Ended

(Dollars in thousands)	March 31, 2004	March 31, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Product Revenues	$ 26,855	$ 32,393	$ (5,538)	(17.1%)

The $5.5 million decrease in product revenues for the quarter ended March 31, 2004 as compared to the same period in 2003 was primarily the result of a $6.8 million reduction in Enel Project related revenues partially offset by a $1.3 million increase in LONWORKS Infrastructure product revenues.

Enel Project revenues

	Three Months Ended

(Dollars in thousands)	March 31, 2004	March 31, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Enel Project Revenues	$ 15,540	$ 22,335	$ (6,795)	(30.4%)

Revenues from the Enel Project will typically fluctuate from quarter to quarter, and from year to year, for reasons such as those described in more detail later in this discussion in the section entitled "Factors That May Affect Future Results of Operations." The $6.8 million decrease in Enel Project revenues for the quarter ended March 31, 2004, as compared to the same period in 2003, was primarily attributable to decreased unit volumes for electricity meter components (also referred to as metering kit products) and data concentrator products. In addition, reduced average selling prices for metering kit products also contributed to the decline. Under the terms of our agreement with Enel, prices for the products we sell for the Enel Project are reduced based on the cumulative number of units shipped.

We sell our products to Enel and its designated manufacturers in U. S. Dollars. Therefore, the associated revenues are not subject to foreign currency risks.

If the Enel Project achieves its targeted volumes for 2004, we expect that total revenues attributable to the Enel Project will decline from 2003 levels due primarily to lower average selling prices for metering kits. However, we still expect that revenues from the Enel Project will continue to account for a majority of our revenues in 2004. Enel has stated that it intends to complete the installation of the Contatore Elettronico during 2005. Consequently, we believe that our revenue from the Enel Project will decline sharply in 2005 from our projected 2004 levels.

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

LONWORKS Infrastructure revenues

	Three Months Ended

(Dollars in thousands)	March 31, 2004	March 31, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

LONWORKS Infrastructure Revenues	$ 11,503	$ 10,303	$ 1,200	11.6%

Our LONWORKS Infrastructure revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. The $1.2 million increase in LONWORKS Infrastructure revenue for the quarter ended March 31, 2004 as compared to the same period in 2003 was driven by a combination of factors. Approximately $1.1 million of the increase was attributable to improved economic conditions in Europe and North America, partially offset by continued weakness in the Asian markets we serve. In addition, the impact of exchange rates on sales made in foreign currencies, principally the Japanese Yen, contributed approximately $70,000 to the year-over-year increase. We believe that, as long as the current worldwide economic recovery continues to gain momentum, revenues from our LONWORKS Infrastructure business will continue to improve during 2004.

This expected improvement, however, will be subject to further fluctuations in the exchange rates between the U.S. Dollar and the Japanese Yen. If the U.S. Dollar were to strengthen against the Japanese Yen, our revenues would decrease. Conversely, if the U.S. Dollar were to weaken against the Japanese Yen, our revenues would increase. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in Japanese Yen (or other foreign currencies) and the magnitude of the exchange rate fluctuation from year to year. The portion of our revenues conducted in currencies other than the U.S. Dollar, principally the Japanese Yen, was about 2.8% for the quarter ended March 31, 2004 and 3.9% for the same period in 2003. We do not currently expect that, during the remainder of 2004, the portion of our revenues conducted in these foreign currencies will fluctuate significantly from that experienced in 2003. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

EBV revenues

	Three Months Ended

(Dollars in thousands)	March 31, 2004	March 31, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

EBV Revenues	$ 3,131	$ 2,662	$ 469	17.6%

Sales to EBV, our largest distributor and the sole independent distributor of our products in Europe, accounted for 11.6% of our total revenues for the quarter ended March 31, 2004 and 8.2% of our total revenues for the same period in 2003. We believe the $469,000 increase between the two periods is primarily the result of improved economic conditions in Europe and other geographic areas where EBV serves its customers. Our contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2004. If our agreement with EBV is not renewed, or is renewed on terms that are less favorable to us, our revenues could decrease and our future financial position could be harmed. We currently sell our products to EBV in U. S. Dollars. Therefore, the associated revenues are not subject to foreign currency exchange rate risks. However, EBV has the right, on notice to our company, to require that we sell our products to them in Euros.

Service revenues

	Three Months Ended

(Dollars in thousands)	March 31, 2004	March 31, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Service Revenues	$ 188	$ 245	$ (57)	(23.3%)

The $57,000 decrease in LONWORKS Infrastructure service revenues during the quarter ended March 31, 2004 as compared to the same period in 2003 was the result of continued decreases in customer support and training revenues. We believe that the worldwide economic recession in 2002 and 2003 forced many of our customers to curtail spending for training and support. Although worldwide economic conditions began to improve during late 2003, and continue to look promising for 2004, we do not expect our service revenues to increase over 2003 levels. In fact, we believe that many of our customers will continue to refrain from purchasing our customer support and training offerings during 2004 in an effort to minimize their operating expenses.

Gross Profit and Gross Margin

	Three Months Ended

(Dollars in thousands)	March 31, 2004	March 31, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Gross Profit	$ 15,279	$ 16,544	$ (1,265)	(7.6%)
Gross Margin	56.5%	50.7%	--	5.8

Gross profit is equal to revenues less cost of goods sold. Cost of goods sold for product revenues includes direct costs associated with the purchase of components, subassemblies, and finished goods, as well as indirect costs such as allocated labor and overhead; costs associated with the packaging, preparation, and shipment of products; and charges related to warranty and excess and obsolete inventory reserves. Cost of goods sold for service revenues consists of employee-related costs such as salaries and fringe benefits as well as other direct costs incurred in providing training, customer support, and custom software development services. Gross margin is equal to gross profit divided by revenues.

The 5.8 percentage point improvement in gross margin during the first quarter of 2004 was due primarily to a change in the mix of Enel Project and LONWORKS Infrastructure revenues. During the quarter ended March 31, 2004, approximately 57.5% of our revenues were attributable to the Enel Project and the remaining 42.5% were attributable to sales of our LONWORKS Infrastructure products and services. For the quarter ended March 31, 2003, approximately 68.4% of our revenues were attributable to the Enel Project, while the remaining 31.6% resulted from sales of our LONWORKS Infrastructure products and services. In general, gross margins on Enel Project revenues tend to be lower than those generated from sales of our LONWORKS Infrastructure products and services. As a result, when Enel Project revenues are lower as a percentage of overall revenues, as they were during the quarter ended March 31, 2004, overall gross margins tend to be higher. Conversely, when Enel Project revenues comprise a higher percentage of overall revenues, as they were during the quarter ended March 31, 2003, overall gross margins tend to be lower. In addition to the mix of Enel Project and LONWORKS Infrastructure revenues, reductions in the price we pay our suppliers for some of the products we purchase from them for sale to our customers also contributed to the quarter over quarter gross margin improvement.

Partially offsetting these improvements was the impact of lower overall revenues on gross margins. As discussed above, a portion of our cost of goods sold relates to indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when revenues decrease, as they did in the quarter ended March 31, 2004 as compared to the same period in 2003, gross margins are negatively impacted.

We expect that, for full year 2004, overall gross margin will decline slightly from the 55.9% experienced in 2003.

Operating Expenses

Product Development

	Three Months Ended

(Dollars in thousands)	March 31, 2004	March 31, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Product Development	$ 6,215	$ 5,095	$ 1,120	22.0%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, depreciation and amortization, expensed material, and other costs associated with the development of new technologies and products.

Of the $1.1 million increase in product development expenses during the quarter ended March 31, 2004 as compared to the same period in 2003, approximately $587,000 was attributable to the asset acquisition transaction with Metering Technology Corporation, or MTC, that occurred during the second quarter of 2003. Of this $587,000, approximately $348,000 related to ongoing day-to-day operating expenses (primarily payroll, equipment and supplies, and other outside services), while the remaining $239,000 related to amortization expense for purchased technology. The remaining $533,000 increase between the two quarters was primarily the result of increased facilities costs associated with our new corporate headquarters building in San Jose and increased salaries and other compensation expenses.

We expect that, for full year 2004, product development expenses will be reduced from 2003 levels due to the fact that the $9.8 million in-process research and development charge taken in the second quarter of 2003 was a one-time charge. However, we also expect that our product development expenses in 2004 will be somewhat higher than those incurred in 2002 and prior years, due primarily to the added costs associated with the employees who were formerly MTC personnel.

Sales and Marketing

	Three Months Ended

(Dollars in thousands)	March 31, 2004	March 31, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Sales and Marketing	$ 5,058	$ 4,670	$ 388	8.3%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

Approximately $194,000 of the $388,000 increase in sales and marketing expenses during the quarter ended March 31, 2004 as compared to the same period in 2003 was attributable to the impact of foreign currency exchange rate fluctuations between the U.S. Dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the Pound Sterling, and the Japanese Yen. The other primary factors contributing to the increase between the two quarters were increased salary, commission, and other compensation related expenses.

We expect that, for full year 2004, our sales and marketing expenses will increase over 2003 levels. We believe that this increase will be attributable to increases in sales incentive compensation plans as well as the continued weakness of the U.S. Dollar. If, however, the U.S. Dollar were to strengthen against the foreign currencies where we do business, our sales and marketing expenses could decrease slightly. Conversely, if the U.S. Dollar were to weaken further against these currencies, our expenses would rise.

General and administrative

	Three Months Ended

(Dollars in thousands)	March 31, 2004	March 31, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

General and Administrative	$ 3,330	$ 2,936	$ 394	13.4%

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $394,000 increase in general and administrative expenses during the quarter ended March 31, 2004 as compared to the same period in 2003 was primarily attributable to a $655,000 increase in rent, depreciation, and other expenses attributable to our second new building at our corporate headquarters facility in San Jose, the lease for which began in May 2003. This increase was partially offset by a $325,000 reduction in legal and other professional fees which were higher in the first quarter of 2003 due to work being performed in conjunction with our acquisition of certain assets of MTC, which transaction closed during the second quarter of 2003. We expect that, for full year 2004, general and administrative costs will remain at or slightly above the levels incurred in 2003. This higher level of spending will be due, in part, to additional administrative requirements imposed by the Sarbanes-Oxley Act of 2002.

Interest and Other Income, Net

	Three Months Ended

(Dollars in thousands)	March 31, 2004	March 31, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Interest and Other Income, Net	$ 514	$ 741	$ (227)	(30.6%)

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. In addition, foreign exchange translation gains and losses related to short-term intercompany balances are also reflected in this amount.

Although the average amount of our invested cash increased during the quarter ended March 31, 2004 as compared to the same period in 2003, the impact of short-term interest rate reductions, which began in late 2001 and continued through 2003, have had a negative impact on our interest income. As short-term investments we purchased in 2002 and 2003 come to maturity, we have been forced to re-invest these funds in instruments with lower effective yields, thus reducing interest income. In addition, during the quarter ended March 31, 2004, the impact of foreign exchange translation losses on our short-term intercompany balances also contributed to the decline in interest and other income, net.

As long as interest rates remain low, we expect that our interest income will remain low as compared to historical levels. In addition, future fluctuations in the exchange rates between the U.S. Dollar and the currencies in which we maintain our short-term intercompany balances (principally the European Euro and the British Pound Sterling) will also affect our interest and other income, net.

Provision for Income Taxes

	Three Months Ended

(Dollars in thousands)	March 31, 2004	March 31, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Provision for Income Taxes	$ 71	$ 367	$ (296)	(80.7%)

The provision for income taxes for 2004 includes a provision for federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes of $71,000 for the quarter ended March 31, 2004, and $367,000 for the quarter ended March 31, 2003, primarily consist of taxes related to profitable foreign subsidiaries, federal alternative minimum taxes, and various state minimum and regular income taxes. We expect that, during 2004, our effective tax rate will drop as compared to 2003. During 2003, our effective tax rate was negatively impacted primarily by the effect the $9.8 million in-process research and development charge, which was taken in the second quarter upon the completion of the MTC transaction, had on our pre-tax income. As we do not anticipate a similar charge in 2004, we expect that our full year 2004 pre-tax income will increase as compared to 2003. We believe this increase in pre-tax income will result in a decrease in our effective tax rate in 2004 as compared to 2003.

Off-Balance-Sheet Arrangements and Other Contractual Obligations

Off-Balance-Sheet Arrangements. We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose our company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us.

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

Purchase Commitments. We utilize several contract manufacturers who manufacture and test our products requiring assembly. These contract manufacturers acquire components and build product based on demand information supplied by us in the form of purchase orders and demand forecasts. These purchase orders and demand forecasts generally cover periods that range from one to six months, and in some cases, up to one year. We also obtain individual components for our products from a wide variety of individual suppliers. We generally acquire these components through the issuance of purchase orders, which cover periods ranging from one to six months.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a Dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $131,000 during the quarter ended March 31, 2004, and $143,000 for the same period in 2003.

As of March 31, 2004, our contractual obligations were as follows (in thousands):

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$38,622	$4,932	$9,045	$8,962	$15,683
Purchase commitments	10,158	10,158	--	--	--

Total	$48,780	$15,090	$9,045	$8,962	$15,683

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

In March 2004, our Board of Directors approved a second stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations, and subject to prior approval by the Board of Directors. No repurchases have been made since the repurchase program was approved. The second stock repurchase program will expire in March 2005.

The following table presents selected financial information as of March 31, 2004 and for each of the last three fiscal years (Dollars in thousands):

	March 31, 2004	2003	2002	2001

Cash, cash equivalents, and short-term investments	$150,865	$144,923	$134,489	$111,653
Trade accounts receivable, net	17,614	20,110	22,930	29,113
Working capital	163,542	160,745	156,320	151,748
Stockholders’ equity	203,410	200,924	195,018	174,717

As of March 31, 2004, we had $150.9 million in cash, cash equivalents, and short-term investments, an increase of $5.9 million as compared to December 31, 2003. Historically, our primary source of cash has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Net cash provided by operating activities. Net cash provided by operating activities has historically been driven by net income levels, adjustments for non-cash charges such as depreciation, amortization, and in-process research and development charges, and fluctuations in operating asset and liability balances. Net cash provided by operating activities was $5.8 million for the quarter ended March 31, 2004, a $1.3 million increase over the same period in 2003. During the quarter ended March 31, 2004, net cash provided by operating activities was generated primarily from changes in our operating assets and liabilities of $3.2 million, net income of $1.1 million, and $1.4 million of depreciation and amortization. Cash provided by operating activities for the quarter ended March 31, 2003 was generated primarily from net income of $4.2 million and $1.1 million of depreciation and amortization, offset by a reduction in our operating assets and liabilities of $842,000.

Net cash used for investing activities. Net cash used for investing activities has historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used for investing activities was $6.4 million for the quarter ended March 31, 2004, a $7.7 million decrease from the same period in 2003. During the quarter ended March 31, 2004, net cash used for investing activities was primarily the result of purchases of $46.2 million of available-for-sale short-term investments, capital expenditures of $822,000, purchases of restricted investments of $242,000, and changes in our other long-term assets of $112,000, offset by proceeds from sales and maturities of available-for-sale short-term investments of $41.0 million. Net cash used in investing activities for the quarter ended March 31, 2003 of $14.0 million was principally due to the purchase of $50.2 million of available-for-sale investments, capital expenditures of $1.0 million, and purchases of restricted investments of $169,000, offset by the proceeds from sales and maturities of available-for-sale investments of $36.5 million and a reduction in our other long-term assets of $825,000.

Net cash provided by financing activities. Net cash provided by financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase program. Net cash provided by financing activities was $1.4 million for the quarter ended March 31, 2004, a $925,000 increase over the same period in 2003. For both the quarter ended March 31, 2004 and the quarter ended March 31, 2003, net cash provided by financing activities was comprised of proceeds from the exercise of stock options by employees and directors.

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

Our existing cash, cash equivalents, and investment balances may decline during 2004 in the event of a further weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances, together with our anticipated cash flows from operations, will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed later in this discussion in the section titled "Factors That May Affect Future Results of Operations." In the unlikely event that we would require additional financing within this period, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

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

Of the acquired intangible assets of $10.8 million, $9.8 million was assigned to IPR&D and was charged to product development expenses on the date the assets were acquired. The remaining $957,000 was assigned to purchased technology and was amortized over its estimated useful life of one year. For the three months ended March 31, 2004, amortization expense related to this purchased technology was approximately $239,000, which was recorded in product development expenses. As of March 31, 2004, the $957,000 purchased technology was fully amortized.

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

Related Party Transactions

During the quarter ended March 31, 2004, and the years ended December 31, 2003, 2002, and 2001, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

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

In September 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million (see Note 9 to our accompanying consolidated financial statements for additional information on our transactions with Enel). The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. As of April 30, 2004, Enel had not disposed of any of its 3.0 million shares.

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. Enel appointed Mr. Francesco Tatò as its representative to our board of directors in September 2000. As a consequence of the expiration of Mr. Tatò’s mandate as Enel’s Chief Executive Officer, Mr. Tatò resigned as Board member in all of Enel’s subsidiaries and affiliates, including Echelon. His resignation from our board of directors was effective in June 2002. Enel has reserved its right to nominate a new member of our board of directors, although, as of April 30, 2004, they have not done so. During the term of service of Enel’s representative on our board of directors from September 2000 to September 2002, Enel’s representative abstained from resolutions on any matter relating to Enel.

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement (the "R&D Agreement") with an affiliate of Enel. Under the terms of the R&D Agreement, we are cooperating with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy. During 2003, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $75.8 million, $15.3 million of which was included in accounts receivable at December 31, 2003. During 2002, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $81.6 million, $17.2 million of which was included in accounts receivable at December 31, 2002. During 2001, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $31.0 million. We expect that 2004 revenue relating to the Enel Project will decline as compared to the $75.8 million recognized in 2003. In addition, we expect that we will complete our Enel Project related deliveries during the first six months of 2005, after which revenue, if any, from Enel and its designated manufacturers will be reduced to an immaterial amount.

On May 3, 2004, we announced that Enel filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the R&D Agreement. The arbitration is to take place in London. Enel claims that the R&D Agreement obligates us to supply Enel with additional concentrator and metering kit products for use outside of Italy and to cooperate with Enel to market Enel’s Contatore Elettronico system internationally. Enel is seeking to compel Echelon to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, and to pay unspecified damages. We believe our company has fulfilled its obligations under the R&D Agreement, including any obligation with respect to the sale of products and with respect to joint marketing. We believe that Enel’s claims are without merit and we intend to vigorously defend our company in the arbitration proceedings.

Recently Issued Accounting Standards

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), or FIN 46R, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities, or VIEs, created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and noncontrolling interests of the VIE. The adoption of FIN 46R did not have a material impact on our financial position, results of operations, or cash flows.

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

Equity Based Compensation

We have two plans under which we grant options: the 1997 Stock Plan, or the 1997 Plan, and the 1998 Director Option Plan, or the Director Option Plan. A more detailed description of each plan can be found in Note 6 to our accompanying consolidated financial statements.

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

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution:

	Three Months Ended March 31,
		Year Ended December 31,
	2004	2003	2002	2001

Shares of common stock outstanding	40,624,123	40,409,956	39,725,550	38,753,360

Options granted	1,881,425	2,346,245	2,282,750	2,560,225
Options cancelled	(50,230)	(743,344)	(81,872)	(244,314)

Net options granted	1,831,195	1,602,901	2,200,878	2,315,911

Grant dilution *	4.5%	4.0%	5.5%	6.0%

Options exercised	214,167	793,633	631,917	971,107

Exercise dilution **	0.5%	2.0%	1.6%	2.5%

*      The percentage for grant dilution is computed based on options granted less options cancelled as a percentage of total outstanding shares of common stock.
**    The percentage for exercise dilution is computed based on options exercised as a percentage of total outstanding shares of common stock.

The following table summarizes the options granted to our Named Executive Officers, whose names can be found under the section entitled "Executive Options" below. For the years ended December 31, the Named Executive Officers represent our Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the respective fiscal year were in excess of $100,000. For the quarter ended March 31, 2004, our Named Executive Officers include the same group of individuals as was reported for the year ended December 31, 2003.

	Three Months Ended March 31,
		Year Ended December 31,
	2004	2003	2002	2001

Options granted to the Named Executive Officers	400,000	380,000	540,000	450,000

Options granted to the Named Executive Officers as a % of net options granted	21.8%	23.7%	24.5%	19.4%

Options granted to the Named Executive Officers as a % of outstanding shares	1.0%	0.9%	1.4%	1.2%

Cumulative options held by Named Executive Officers as a % of total outstanding options	21.0%	21.1%	23.8%	24.8%

General Option Information

The following table summarizes option activity under all plans since December 31, 2003 (prices are weighted average prices):

		Options Outstanding

	Options Available for Grant	Number Outstanding	Weighted-Average Exercise Price Per Share

BALANCE AT DECEMBER 31, 2003	3,601,792	8,944,182	$16.49
Granted	(1,881,425)	1,881,425	10.88
Cancelled	50,230	(50,230)	27.81
Exercised	---	(214,167)	7.12
Additional shares reserved	2,120,498	---	---

BALANCE AT MARCH 31, 2004	3,891,095	10,561,210	$15.63

The following table summarizes the stock options outstanding as of March 31, 2004:

	Exercisable				Unexercisable				Total

As of March 31, 2004	Shares (#	)	Weighted Average Exercise Price ($	)	Shares (#	)	Weighted Average Exercise Price ($	)	Shares (#	)	Weighted Average Exercise Price ($	)

In-the-Money	1,015,365		$8.11		1,844,792		$10.81		2,860,157		$9.85
Out-of-the-Money *	4,501,566		20.17		3,199,487		14.40		7,701,053		17.77

Total Options Outstanding	5,516,931		$17.95		5,044,279		$13.09		10,561,210		$15.63

* Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $11.27 at March 31, 2004.

Certain options issued under the 1997 Plan may be exercised at any time prior to their expiration, even if those options have not yet vested. Shares issued upon exercise of unvested options are considered unvested shares. Once issued, the unvested shares continue vesting in accordance with original option’s vesting schedule. If the option holder’s employment or service with our company terminates before the unvested shares become fully vested, we have the right, at our discretion, to repurchase from the option holder any unvested shares at the exercise price paid by the option holder. As of March 31, 2004, there were no exercised shares subject to repurchase by our company. Of the 5,516,931 options exercisable as of March 31, 2004, 4,948,915 were vested.

Executive Options

The following table sets forth certain information with respect to stock options granted to our Named Executive Officers during the three-month period ended March 31, 2004. All option grants were made under the 1997 Plan.

	Individual Grants

	Number of Securities Underlying Options	% of Total Options Granted to Employees in Fiscal	Exercise Price Per		Expiration	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term ($) **
Name	Granted	Year *	Share ($	)	Date	5%	10%

M. Kenneth Oshman	120,000	6.4	10.89		3/17/2009	361,045	797,815
Beatrice Yormark	80,000	4.3	10.89		3/17/2009	240,697	531,876
Oliver R. Stanfield	80,000	4.3	10.89		3/17/2009	240,697	531,876
Frederik H. Bruggink	60,000	3.2	10.89		3/17/2009	180,522	398,907
Peter A. Mehring	60,000	3.2	10.89		3/17/2009	180,522	398,907

*      Based on a total of 1,881,425 options granted to all employees during the three months ended March 31, 2004.

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

The following table sets forth, for our Named Executive Officers, certain information concerning shares acquired upon the exercise of stock options during the three-month period ended March 31, 2004, as well as exercisable and unexercisable options held as of March 31, 2004.

	Shares Acquired on		Value Realized	Number of Securities Underlying Unexercised Options at March 31, 2004 (#)		Value of Unexercised In-the-Money Options at March 31, 2004 ($) **
Name	Exercise (#	)	($) *	Exercisable	Unexercisable	Exercisable	Unexercisable

M. Kenneth Oshman	150,000		665,550	790,000	--	45,600	--
Beatrice Yormark	---		---	212,497	222,503	315,563	30,400
Oliver R. Stanfield	---		---	137,497	222,503	--	30,400
Frederik H. Bruggink	---		---	247,707	42,293	37,800	--
Peter A. Mehring	---		---	192,707	152,293	315,563	22,800

*     The value realized is based on the closing price of our common stock on the date of exercise, minus the per share exercise price, multiplied by the number of shares exercised.

**    The value of underlying securities is based on the $11.27 per share closing price of our common stock on March 31, 2004, minus the aggregate exercise price. Only options that are in the money are included in this analysis.

Equity Compensation Plan Information

The following table summarizes our company’s stock option plans as of March 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Issuance Under Stock Option Plans *

Equity compensation plans approved by stockholders	10,561,210	$15.63	3,891,094

Equity compensation plans not approved by stockholders	---	---	---

Total	10,561,210	$15.63	3,891,094

*    Both the 1997 Plan and the Director Option Plan provide for annual increases to the number of shares authorized for issuance under the plan. The amounts reflected in this table represent balances remaining available for future stock option issuance as of March 31, 2004.

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

In September 2000, we entered into a research and development agreement with an affiliate of Enel S.p.A., an Italian utility company. Under the terms of the agreement, we agreed to work with Enel to integrate our LONWORKS technology into Enel’s Contatore Elettronico remote metering management project in Italy. During the quarter ended March 31, 2004, revenue attributable to the Contatore Elettronico project was approximately $15.5 million, or 57.5% of our total revenue. We expect the Contatore Elettronico project to account for the majority of our targeted revenue for 2004.

We face a number of risks as we continue this project, including:
  we recently announced that Enel filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the R&D Agreement. Enel claims that the R&D Agreement obligates us to supply Enel with additional concentrator and metering kit products for use outside of Italy and to cooperate with Enel to market Enel’s Contatore Elettronico system internationally. Enel is seeking to compel our company to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, and to pay unspecified damages. Regardless of the outcome of the arbitration proceedings, the action will divert our management’s attention from other business and will cause us to incur legal and other costs to defend against Enel’s claims. It may also cause our customers or potential customers in the utility business to question whether the arbitration will affect our NES business. In addition, if Enel is successful in the arbitration, then we may have to pay as yet unspecified damages, and Enel may seek to terminate the R&D Agreement. These factors could have a material negative effect on our results of operations and our financial condition;
  a dispute could develop between Enel and our company regarding scope of any of the other obligations of the parties with respect to the Contatore Elettronico, the research and development agreement or other agreements, or with respect to product suitability, quality, price, quantities, or other issues. Even if we should prevail in such a dispute, the costs incurred by Echelon and the diversion of time by key employees could adversely affect our company. If any dispute is not resolved in our favor or in a timely manner, the project, or revenue generated from the project, could be delayed, could become less profitable to us, could result in damages or losses, or either we or Enel could seek to terminate the research and development agreement. From time to time, we have interpreted the contracts between our companies differently from Enel, which has led to disagreements. For example, as a result of a dispute regarding the compensation owed to us for the transition from the second version of metering kit to the third generation of metering kit, which dispute has since been resolved, we deferred approximately $2.7 million of revenue from the second quarter to the third quarter of 2003;
  Enel could decide to no longer pursue the Contatore Elettronico project to the extent we currently contemplate, or Enel could replace the LONWORKS technology used by Enel in the Contatore Elettronico project with other technology;
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
Additionally, if any of Enel’s meter manufacturers were to experience cash flow problems resulting from one or more of the above listed failures, or any other factor, we could be forced to provide a bad debt reserve for some or all of the unpaid balances that meter manufacturer owed us for products we previously shipped to them. Given the volume of products that Enel’s meter manufacturers purchase from us, any bad debt provision we would be required to make would most likely be a material amount, and therefore, would have an adverse effect on our financial condition and operating results.

Once the Enel project is completed, or if it is terminated, our overall revenue will decline significantly if we do not expand our customer base.

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

Our utility market product offerings may not be accepted by our targeted customers, or may fail to meet our financial targets. If we incur penalties and/or damages with respect to sales of the NES system, such penalties and/or damages could have an adverse effect on our financial condition, revenues, and operating results.

To be successful in our efforts to sell our NES system, we intend to continue investing significant resources in the development of the NES system. For example, in April 2003 we acquired certain assets of Metering Technology Corporation, or MTC, in exchange for $11.0 million in cash and the assumption of certain liabilities. Among the assets acquired was the right to use MTC’s developed electricity meter technology. However, as we have integrated their technology into our NES system, we have incurred and expect to continue to incur significant development costs.

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

Even if we are successful in penetrating the utility market with our NES system offering, we face competition from many companies. For example, Enel, our largest customer, could design a system that competes with our NES system using third party products instead of our products. Enel has significantly greater experience and financial, technical, and other resources than we have. Enel recently announced an alliance with IBM to market and sell metering systems worldwide. While we are discussing with Enel and IBM what role, if any, our company may have in that alliance, it is possible that our company might not participate, or that if we do participate, our revenues may not be as high as for our other products. In addition, if we do participate, such participation could have a negative impact on our marketing efforts for the NES system. Other competitors, including our own customers such as Enermet, Horstmann Controls, Kamstrup, and Milab, could also develop and market their own multi-service metering systems that will compete with our NES offering.

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

Lastly, sales of the NES system may also expose us to penalties and damages relating to late deliveries, late or improper installations or operations, failure to meet product specifications, failure to achieve performance specifications or otherwise. If we are unsuccessful in deploying the NES system, or otherwise fail to meet our financial targets for the NES system, our revenues and results of operations will be harmed.

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

We also maintain manufacturing agreements with other semiconductor manufacturers for the production of key products, including those used in the Enel Project and our NES system. For example, in 2003 we announced a new product family that we refer to as Power Line Smart Transceivers. A sole source supplier, STMicroelectronics, manufactures these products. Additionally, Cypress, ON Semiconductor and AMI Semiconductor are sole source suppliers of components we sell to Enel’s meter manufacturers. We currently have no other source of supply for Power Line Smart Transceivers or the components manufactured by Cypress, ON Semiconductor, and AMI Semiconductor.

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

Since we depend on sole or a limited number of suppliers, any price increases, shortages, or interruptions of supply would adversely affect our revenues and/or gross profits.

As previously discussed, we currently purchase several key products and components only from sole or limited sources. For some of these suppliers, we do not maintain signed agreements that would obligate them to supply to us on negotiated terms. As a result, we may be vulnerable to price increases for products or components. In addition, in the past, we have occasionally experienced shortages or interruptions in supply for certain of these items, which caused us to delay shipments beyond targeted or announced dates. If we experience any shortage of products or components of acceptable quality, or any interruption in the supply of these products or components, or if we are not able to procure these products or components from alternate sources at acceptable prices and within a reasonable period of time, our revenues, gross profits or both could decrease. In addition, under the terms of some of our contracts with our customers, we may also be subject to penalties if we fail to deliver our products on time.

Although we have achieved profitability, we have a history of losses and cannot guarantee that profits will increase or continue in the future.

We generated a profit of $1.1 million for the quarter ending March 31, 2004. As of March 31, 2004, we had an accumulated deficit of $68.5 million. We have invested and continue to invest significant financial resources in product development, marketing and sales.

Our future operating results will depend on many factors, including:
  timely installation of Enel’s Contatore Elettronico project;
  adoption of our NES solution and other products by service providers for use in utility and/or other home automation projects;
  the affect of expensing stock option grants or other compensatory awards to our employees, if and when required under accounting pronouncements;
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

If we are required to take a compensation expense for the value of stock options or other compensatory awards that we issue to our employees, our earnings would be harmed.

We believe that stock options are a key element in our ability to attract and retain employees in the markets in which we operate. On March 31, 2004, the Financial Accounting Standards Board issued an Exposure Draft, Share-Based Payment: an amendment of FASB Statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock option and other stock-based compensation to employees beginning in 2005. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not consider stock option grants issued under our employee stock option plans to be compensation when the exercise price of the stock option is equal to or greater than the fair market value on the date of grant. If the Exposure Draft is adopted in its current form, we would be required to take a compensation charge as stock options or other stock-based compensation awards are issued or as they vest, including the unvested portion of options that were granted prior to 2005. This compensation charge would be based on a calculated value of the option or other stock-based award using a methodology that has yet to be finalized, and which may not correlate to the current market price of our stock. In the event such a compensation charge was required, our reported results of operations would be adversely affected and the trading price of our stock could be negatively impacted.

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

To address these issues, the agreements we maintain with our customers typically contain provisions intended to limit our exposure to potential errors and omissions claims as well as any liabilities arising from them. In certain very limited instances, these agreements require that we be named as an additional insured on our customer’s insurance policies. However, our customer contracts and additional insured coverage may not effectively protect us against the liabilities and expenses associated with errors or failures attributable to our products. For example, utility customers purchasing our NES system may require that we agree to indemnities or penalties in excess of the provisions we typically employ with our LONWORKS Infrastructure business. Also, local laws may impose liability for NES system or other product failures, including liability for harm to property or persons. Such failures could harm our reputation, expose our company to liability, and adversely affect our operating results.

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

Our international sales and marketing operations are located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 85.1% of our total net revenues for the quarter ended March 31, 2004 and 88.3% of our total net revenues for the same period in 2003. We expect that international sales will continue to constitute a significant portion of our total net revenues.

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

Fluctuations in the value of currencies in which we conduct our business relative to the U.S. Dollar could cause currency translation adjustments. The portion of our revenues conducted in currencies other than the U.S. Dollar, principally the Japanese Yen, was about 2.8% for the quarter ended March 31, 2004 and 3.9% for the same period in 2003. In addition, much of our sales and marketing expenses, as well as certain other costs, are incurred in currencies other than the U.S. Dollar. For example, if China revalues its currency, the Chinese Renminbi, against the U.S. Dollar, the costs of products and manufacturing and other services that we obtain from our suppliers and contractors in China could increase significantly. If the value of the U.S. Dollar declines as compared to the local currency where the expenses are incurred, our expenses, when translated back into U.S. Dollars, will increase. For example, using the currency rates in effect as of March 31, 2004, our 2003 costs and expenses, as reported in U.S. Dollars, would have increased by approximately $781,000. This would have resulted in a $0.02 reduction in earnings per share for 2003.

The use of the Euro as the standard currency in participating European countries may also impact our ability to transact sales in U.S. Dollars. We have agreed with EBV, our European distributor, that upon notice from EBV, we will sell our products to EBV in European Euros rather than U.S. Dollars. We do not know when or if EBV will give such notice. If fewer of our sales in Europe are transacted in U.S. Dollars, we may experience an increase in currency translation adjustments, particularly as a result of general economic conditions in Europe as a whole. We do not currently engage in currency hedging transactions or otherwise cover our foreign currency exposure.

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

Currently, significant portions of our revenues are derived from sales to distributors, including EBV, the sole independent distributor of our products to OEMs in Europe. Sales to EBV, our largest distributor, accounted for 11.6% of our total net revenues for the quarter ended March 31, 2004 and 8.2% of our total net revenues for the same period in 2003. Worldwide sales to distributors, including those to EBV, accounted for approximately 22.5% of our total net revenues for the quarter ended March 31, 2004, and 9.8% of our total net revenues for the same period in 2003.

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
  securities analysts may change their estimates of our financial results; and
  increases in market interest rates, which generally have a negative impact on stock prices.
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

Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. As of April 30, 2004, we have 91 issued U.S. patents, 6 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. In addition, we may not apply for or obtain patents in each country in which our technology may be used. If any of our patents fail to protect our technology, or if we do not obtain patents in certain countries, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

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

Generally accepted accounting principles in the United States, including those affecting revenue recognition, have been the subject of frequent interpretations. As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the Securities and Exchange Commission, as well as by national and international accounting standards bodies, the frequency of future accounting policy changes may accelerate. Such future changes in financial accounting standards, including pronouncements relating to revenue recognition, may have a significant effect on our reported results of operations, including results of transactions entered into before the effective date of the changes. For example, our results of operations will be negatively impacted if and when we are required to expense stock options or other compensatory grants to our employees.

Our existing stockholders control a significant percentage of our stock, which will limit other stockholders’ ability to influence corporate matters.

As of April 30, 2004, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our Board of Directors), beneficially owned 36.4 % of our outstanding stock.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have not experienced any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2003.

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments to hedge these exposures.

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2004 and March 31, 2003, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at March 31, 2004, and March 31, 2003, our financial position and results of operations would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

ITEM 4.    CONTROLS AND PROCEDURES

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

Scope of the Controls Evaluation

  The CEO/CFO evaluation of our disclosure controls and procedures and our internal controls over financial reporting included a review of the controls’ objectives and design, the controls’ implementation by Echelon, and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems, or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our internal controls over financial reporting have been evaluated and will continue to be evaluated on a quarterly basis by our management and our internal audit personnel. In addition, consistent with our past practices, our internal controls over financial reporting are evaluated by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and our internal controls over financial reporting and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures and the internal controls over financial reporting will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

  Among other matters, we sought in our evaluation to determine whether (i) there were any "significant deficiencies" or "material weaknesses" in the company’s internal controls over financial reporting, (ii) the company had identified any acts of fraud involving personnel who have a significant role in the company’s internal controls over financial reporting or (iii) whether there has been any change in our internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This information was important both for the controls evaluation generally and because the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose certain information to our Board’s Audit Committee and to our independent accountants and to report on related matters in this section of the Quarterly Report.

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

Conclusions Regarding Disclosure Controls and Procedures

  Our CEO and our CFO, after evaluating our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, or the Exchange Act, Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On May 3, 2004, we announced that Enel filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the R&D Agreement. The arbitration is to take place in London under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce, or ICC. Enel filed the request with the ICC in Paris, France on April 28, 2004. Enel claims that the R&D Agreement obligates us to supply Enel with additional concentrator and metering kit products for use outside of Italy and to cooperate with Enel to market Enel’s Contatore Elettronico system internationally. Enel is seeking to compel Echelon to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, and to pay unspecified damages. We believe our company has fulfilled its obligations under the R&D Agreement, including any obligation with respect to the sale of products and with respect to joint marketing. We believe that Enel’s claims are without merit and we intend to vigorously defend our company in the arbitration proceedings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

  (b) Reports on Form 8-K
We filed the following reports on Form 8-K during the quarter ended March 31, 2004:
  On January 26, 2004, we filed a current report on Form 8-K dated January 21, 2004, under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure), to reference and furnish as an exhibit a press release dated January 21, 2004, announcing our results of operations for the quarter ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: May 10, 2004	By:	/s/ Oliver R. Stanfield

Oliver R. Stanfield, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

