Form 10-Q
period 2004-06-30
ECHELON CORP
filed 2004-08-06
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________

FORM 10-Q
______________

(Mark one)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒ No ☐

As of July 31, 2004, 41,176,624 shares of the Registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2004	December 31, 2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,270	$18,667
Short-term investments	134,782	126,256
Accounts receivable, net	19,666	20,110
Inventories	4,934	5,906
Other current assets	1,451	2,519

Total current assets	183,103	173,458

Property and equipment, net	18,176	19,098
Goodwill	8,083	8,163
Restricted investments	11,108	10,867
Other long-term assets	2,310	2,542

TOTAL ASSETS	$222,780	$214,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,363	$6,922
Accrued liabilities	4,779	4,793
Deferred revenues	2,250	998

Total current liabilities	14,392	12,713

LONG-TERM LIABILITIES:
Deferred rent	664	491

Total long-term liabilities	664	491

STOCKHOLDERS’ EQUITY:
Common stock	414	407
Additional paid-in capital	277,185	272,323
Treasury stock	(3,191)	(3,191)
Accumulated other comprehensive income	275	1,007
Accumulated deficit	(66,959)	(69,622)

Total stockholders’ equity	207,724	200,924

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$222,780	$214,128

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

REVENUES:
Product	$28,056	$30,979	$54,911	$63,372
Service	225	277	413	522

Total revenues	28,281	31,256	55,324	63,894

COST OF REVENUES:
Cost of product	12,086	14,034	23,347	29,442
Cost of service	509	656	1,012	1,342

Total cost of revenues	12,595	14,690	24,359	30,784

GROSS PROFIT	15,686	16,566	30,965	33,110

OPERATING EXPENSES:
Product development	6,181	16,186	12,396	21,281
Sales and marketing	5,030	4,633	10,088	9,303
General and administrative	3,402	3,125	6,732	6,061

Total operating expenses	14,613	23,944	29,216	36,645

INCOME (LOSS) FROM OPERATIONS	1,073	(7,378)	1,749	(3,535)

INTEREST AND OTHER INCOME, NET	632	542	1,146	1,283

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,705	(6,836)	2,895	(2,252)

INCOME TAX EXPENSE (BENEFIT)	161	(547)	232	(180)

NET INCOME (LOSS)	$1,544	$(6,289)	$2,663	$(2,072)

NET INCOME (LOSS) PER SHARE:
Basic	$0.04	$(0.16)	$0.07	$(0.05)

Diluted	$0.04	$(0.16)	$0.07	$(0.05)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
Basic	40,788	39,954	40,645	39,875

Diluted	41,004	39,954	40,940	39,875

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,

	2004	2003

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$ 2,663	$ (2,072)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,566	2,584
In-process research and development	--	9,808
Provision for doubtful accounts	(12)	6
Change in operating assets and liabilities:
Accounts receivable	456	(5,900)
Inventories	972	2,330
Other current assets	1,068	317
Accounts payable	441	1,467
Accrued liabilities	(14)	(318)
Deferred revenues	1,252	1,449
Deferred rent	173	129

Net cash provided by operating activities	9,565	9,800

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(94,046)	(77,012)
Proceeds from maturities and sales of available-for-sale short-term investments	84,934	66,657
Purchase of assets of Metering Technology Corporation	--	(11,000)
Purchase of restricted investments	(241)	(376)
Change in other long-term assets	(99)	1,118
Capital expenditures	(1,233)	(2,499)

Net cash used in investing activities	(10,685)	(23,112)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,869	1,585

Net cash provided by financing activities	4,869	1,585

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(146)	216

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,603	(11,511)

CASH AND CASH EQUIVALENTS:
Beginning of period	18,667	34,941

End of period	$ 22,270	$ 23,430

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$ 65	$ 480

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

Revenue Recognition

The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for 4.2% of total revenues for the quarter ended June 30, 2004 and 3.7% for the same period in 2003; and 4.4% of total revenues for the six months ended June 30, 2004 and 3.8% for the same period in 2003. Service revenues consist of product technical support (including software post-contract support services), training, and custom software development services.

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

Short-Term Investments

The Company classifies its investments in debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of June 30, 2004, the Company’s available-for-sale securities had contractual maturities from four to twenty-four months and an average maturity of eight months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of June 30, 2004, the amortized cost basis, aggregate fair value, and gross unrealized holding losses by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Losses

U.S. corporate securities:
Commercial paper	$12,435	$12,425	$10
Corporate notes and bonds	44,057	43,845	212

	56,492	56,270	222
U.S. government securities	78,740	78,512	228

Total investments in debt and equity securities	$135,232	$134,782	$450

Computation of Net Income Per Share

Net income per share has been calculated under Statement of Financial Accounting Standards No. 128, or SFAS 128, Earnings per Share. SFAS 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by adjusting the weighted average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months and six months ended June 30, 2004 and June 30, 2003 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income (loss) (Numerator):
Net income (loss), basic & diluted	$1,544	$(6,289)	$2,663	$(2,072)

Shares (Denominator):
Weighted average common shares outstanding	40,788	39,954	40,645	39,875

Shares used in basic computation	40,788	39,954	40,645	39,875
Common shares issuable upon exercise of stock
options (treasury stock method)	216	0	295	0

Shares used in diluted computation	41,004	39,954	40,940	39,875

Net income (loss) per share:
Basic	$0.04	$(0.16)	$0.07	$(0.05)

Diluted	$0.04	$(0.16)	$0.07	$(0.05)

For the three months and six months ended June 30, 2004, stock options in the amount of 7,756,110 and 7,736,787, respectively, were not included in the computation of diluted earnings per share. These options were excluded from the calculation because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect of their inclusion would be anti-dilutive. For the three and six month periods ended June 30, 2003, no diluted net loss per share calculations were performed as the inclusion of potentially dilutive stock options would be anti-dilutive. The number of potentially dilutive stock options excluded from these calculations for the three and six months ended June 30, 2003, was 5,196,179 and 5,667,828, respectively.

Stock-Based Employee Compensation Plans

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income (loss) as reported	$1,544	$(6,289)	$2,663	$(2,072)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,230)	(6,198)	(10,188)	(12,027)

Pro forma net loss	$(3,686)	$(12,487)	$(7,525)	$(14,099)

Basic net income/(loss) per share:
As reported	$0.04	$(0.16)	$0.07	$(0.05)

Pro forma	$(0.09)	$(0.31)	$(0.19)	$(0.35)

Diluted net income/(loss) per share:
As reported	$0.04	$(0.16)	$0.07	$(0.05)

Pro forma	$(0.09)	$(0.31)	$(0.19)	$(0.35)

The weighted-average grant date fair value of options granted during the three months ended June 30, 2004 and June 30, 2003 was $4.08 and $8.99, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2004 and June 30, 2003 was $6.06 and $8.85, respectively. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.3%	2.5%	2.4%	2.5%
Expected volatility	60.2%	100.3%	78.7%	100.9%
Expected life (in years)	2.5	4.2	3.6	4.2

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

In March 2004, the FASB issued EITF Issue No. 03-1, or EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-1 is effective for years beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. The Company does not currently expect the adoption of EITF 03-1 will have a material impact on its financial position, results of operations, or cash flows.

3.     Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003

Purchased materials	$1,238	$1,680
Work-in-process	19	8
Finished goods	3,677	4,218

	$4,934	$5,906

4. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	June 30, 2004	December 31, 2003

Accrued payroll and related costs	$2,458	$2,663
Accrued marketing costs	139	392
Other accrued liabilities	2,182	1,738

	$4,779	$4,793

5.    Segment Disclosure:

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, or SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing business performance. The Company’s chief operating decision-making group is the Executive Staff, which is comprised of the Chief Executive Officer, the Chief Operating Officer, and their direct reports. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

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

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific/ Japan ("APJ"). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, restricted investments, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2004, and December 31, 2003, long-lived assets of about $36.5 million and $37.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the Executive Staff when making decisions about resource allocation to the geographic areas based on their performance.

In North America, the Company sells its products through a direct sales organization. Outside North America, direct sales, applications engineering and customer support are conducted through the Company’s operations in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped. Summary information by geography for the quarters and six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues from customers:
Americas	$4,214	$3,955	$8,242	$7,775
EMEA	21,497	23,079	42,697	45,408
APJ	2,570	4,369	4,385	10,778
Unallocated	--	(147)	--	(67)

Total	$28,281	$31,256	$55,324	$63,894

Gross profit:
Americas	$2,763	$2,389	$5,363	$4,796
EMEA	11,360	12,153	22,783	23,183
APJ	1,563	2,169	2,819	5,197
Unallocated	--	(145)	--	(66)

Total	$15,686	$16,566	$30,965	$33,110

Income (loss) from operations:
Americas	$1,630	$1,418	$3,149	$2,958
EMEA	10,001	11,190	19,926	21,231
APJ	477	1,405	695	3,593
Unallocated	(11,035)	(21,391)	(22,021)	(31,317)

Total	$1,073	$(7,378)	$1,749	$(3,535)

Products sold to Enel S.p.A., an Italian utility company ("Enel") and its designated manufacturers accounted for 58.9% of total revenues for the quarter ended June 30, 2004 and 68.5% for the same period in 2003; and 58.2% of total revenues for six months ended June 30, 2004 and 68.4% for the same period in 2003. For the quarter ended June 30, 2004, 96.2% of the revenues under the Enel program were derived from products shipped to customers in EMEA and the remaining 3.8% were derived from products shipped to customers in APJ. For the six months ended June 30, 2004, 98.0% of the revenues derived from products shipped under the Enel program were from customers in EMEA and the remaining 2.0% from customers in APJ.

EBV, the sole independent distributor of the Company’s products in Europe, accounted for 14.2% of total revenues for the quarter ended June 30, 2004 and 8.0% for the same period in 2003; and 14.7% of total revenues for the six months ended June 30, 2004 and 8.1% for the same period in 2003.

6.    Income Taxes:

The provision for income taxes for the three months and six months ended June 30, 2004 and 2003 includes a provision for Federal, state, and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes and the utilization of net operating losses not previously benefited.

7.    Related Party:

In June 2000, the Company entered into a stock purchase agreement with Enel. At the same time, the Company also entered into a research and development agreement with an affiliate of Enel. Under the terms of the R&D agreement, the Company is cooperating with Enel to integrate LONWORKS technology into Enel’s remote metering management project in Italy. For the quarter and six months ended June 30, 2004, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $16.7 million and $32.2 million respectively, $14.2 million of which is included in Accounts Receivable at June 30, 2004. For the quarter and six months ended June 30, 2003, the Company recognized revenue from products sold to Enel and its designated manufacturers of approximately $21.4 million and $43.7 million respectively, $24.6 million of which is included in Accounts Receivable at June 30, 2003.

On May 3, 2004, the Company announced that Enel filed a request for arbitration to resolve a dispute regarding the Company’s marketing and supply obligations under the R&D Agreement. The arbitration is to take place in London. Enel claims that the R&D Agreement obligates the Company to supply Enel with additional concentrator and metering kit products for use outside of Italy and to cooperate with Enel to market Enel’s Contatore Elettronico system internationally. Enel is seeking to compel Echelon to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, and to pay unspecified damages. The Company believes it has fulfilled its obligations under the R&D Agreement, including any obligation with respect to the sale of products and with respect to joint marketing. The Company believes that Enel’s claims are without merit and intends to vigorously defend itself in the arbitration proceedings.

8.    Stock Repurchase Program:

In March 2004, the Company’s board of directors approved a stock repurchase program. During the quarter and six months ended June 30, 2004, no shares were repurchased under the program. As of June 30, 2004, 3,000,000 shares are available for repurchase. The stock repurchase program will expire in March 2005.

9.    Warranty Reserves:

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, historical costs of repair, and knowledge of new products introduced. Estimated reserves for warranty costs are recorded at the time of shipment. The reserve for warranty costs was $230,000 as of June 30, 2004 and $205,000 as of December 31, 2003.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Quarterly Report. In many cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential", "intend", or "continue", or the negative of such terms and other comparable terminology. The following discussion contains forward-looking statements that involve risks and uncertainties including, without limitation, statements regarding our liquidity position, our expected overall growth, our revenues, our anticipated customer support sales, our anticipated gross margin, our anticipated operating expenses, and our exposure to foreign currency fluctuations. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below in "Factors That May Affect Future Results of Operations" and elsewhere in this Quarterly Report.

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

We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s electricity meter management project known as the Contatore Elettronico. We refer to Echelon’s revenues from sales to Enel and Enel’s suppliers as "Enel Project" revenue. We have been investing in products for use by electricity utilities in the management of electricity distribution. We refer to this revenue as networked energy services, or NES, revenue. We refer to all other revenue as LONWORKS Infrastructure revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

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

Sales Returns and Allowances. We sell our products and services to OEMs, systems integrators, and our other customers directly through our sales force and indirectly through distributors around the world. Sales to certain distributors are made under terms allowing limited rights of return. Sales to EBV, our largest distributor, accounted for 14.2% of total net revenues for the quarter ended June 30, 2004 and 8.0% for the same period in 2003; and 14.7% of total net revenues for the six months ended June 30, 2004 and 8.1% for the same period in 2003. Worldwide sales to distributors, including those to EBV, accounted for approximately 23.8% of total net revenues for the quarter ended June 30, 2004 and 13.0% of total net revenues for the same period in 2003; and 23.2% of total net revenues for the six months ended June 30, 2004 and 11.4% for the same period in 2003.

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

Other than standard warranty repair work, Enel and its designated contract meter manufacturers do not have rights to return products we ship to them. However, our agreement with Enel contains an "acceptance" provision, whereby Enel, or its designated meter manufacturer, is entitled to inspect products we ship to them to ensure the products conform, in all material respects, to the product’s specifications. Once the product has been inspected and approved by Enel, or its designated meter manufacturer, or if the acceptance period lapses before Enel inspects, approves, or disapproves the products, the goods are considered accepted. Prior to shipping our products to Enel, we perform, or have our suppliers perform, detailed reviews and tests to ensure the products have been manufactured in compliance with the specifications in our agreements with Enel and will meet all of Enel’s acceptance criteria. We do not ship products unless they have passed these reviews and tests. As a result, we record revenue for these products upon shipment to Enel. If Enel were to subsequently reject, in accordance with the terms of our agreements with them, any material portion of a shipment for not meeting the agreed upon specifications, we would defer the revenue on that portion of the transaction until such time as Enel and we were able to resolve the discrepancy. Such a deferral could have a material negative impact on the amount and timing of our Enel related revenues.

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

Our allowances for sales returns and other sales-related reserves were approximately $2.6 million as of June 30, 2004, and $1.4 million as of December 31, 2003.

Allowance for Doubtful Accounts. We typically sell our products and services to customers with net 30-day payment terms. In certain instances, payment terms may extend to as many as net 90 days. For a customer whose credit worthiness does not meet our minimum criteria, we may require partial or full payment prior to shipment. Alternatively, customers may be required to provide us with an irrevocable letter of credit prior to shipment.

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit-worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions worsened, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $425,000 as of June 30, 2004 and $500,000 as of December 31, 2003.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $230,000 as of June 30, 2004 and $205,000 as of December 31, 2003.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to $8.3 million as of June 30, 2004.

We adopted SFAS 142 on January 1, 2002, and, as a result, ceased amortizing approximately $2.1 million of goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. The net balance of goodwill as of June 30, 2004 was $8.1 million. We review goodwill for impairment annually during the quarter ending March 31. Our review during the quarter ended March 31, 2004 indicated no impairment. If, as a result of an annual or any other impairment review that we perform in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge. Such a charge could have a material adverse impact on our financial position and/or operating results.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three and six month ended June 30, 2004 and June 30, 2003:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues:
Product	99.2%	99.1%	99.3%	99.2%
Service	0.8	0.9	0.7	0.8

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product	42.7	44.9	42.2	46.1
Cost of service	1.8	2.1	1.8	2.1

Total cost of revenues	44.5	47.0	44.0	48.2

Gross profit	55.5	53.0	56.0	51.8

Operating expenses:
Product development	21.9	51.8	22.4	33.3
Sales and marketing	17.8	14.8	18.2	14.6
General and administrative	12.0	10.0	12.2	9.5
Total operating expenses	51.7	76.6	52.8	57.4

Income (loss) from operations	3.8	(23.6)	3.2	(5.6)
Interest and other income, net	2.2	1.7	2.0	2.0

Income (loss) before provision for income taxes	6.0	(21.9)	5.2	(3.6)
Income tax expense (benefit)	0.6	(1.8)	0.4	(0.3)

Net income	5.4%	(20.1)%	4.8%	(3.3)%

Revenues

Total Revenues
	Three Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Total Revenues	$ 28,281	$ 31,256	$ (2,975)	(9.5%)

	Six Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Total Revenues	$ 55,324	$ 63,894	$ (8,570)	(13.4%)

The $3.0 million decrease in total revenues for the quarter ended June 30, 2004 as compared to the same period in 2003 was primarily the result of a $4.7 million reduction in Enel Project revenues partially offset by a $1.7 million increase in LONWORKS Infrastructure revenues. The $8.6 million decrease in total revenues for the six months ended June 30, 2004 as compared to the same period in 2003 was primarily the result of an $11.5 million reduction in Enel Project revenues partially offset by a $2.9 million increase in LONWORKS Infrastructure revenues.

Product revenues
	Three Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Product Revenues	$ 28,056	$ 30,979	$ (2,923)	(9.4%)

	Six Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Product Revenues	$ 54,911	$ 63,372	$ (8,461)	(13.4%)

The $2.9 million decrease in product revenues for the quarter ended June 30, 2004 as compared to the same period in 2003 was primarily the result of a $4.7 million reduction in Enel Project revenues partially offset by a $1.7 million increase in LONWORKS Infrastructure revenues, which are primarily comprised of product sales. The $8.5 million decrease in total revenues for the six months ended June 30, 2004 as compared to the same period in 2003 was primarily the result of an $11.5 million reduction in Enel Project revenues partially offset by a $2.9 million increase in LONWORKS Infrastructure revenues.

Enel Project revenues
	Three Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Enel Project Revenues	$ 16,651	$ 21,399	$ (4,748)	(22.2%)

	Six Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Enel Project Revenues	$ 32,191	$ 43,734	$ (11,543)	(26.4%)

Revenues from the Enel Project will typically fluctuate from quarter to quarter, and from year to year, for reasons such as those described in more detail in the section entitled "Factors That May Affect Future Results of Operations." The $4.7 million decrease in Enel Project revenues for the quarter ended June 30, 2004, as compared to the same period in 2003, was primarily attributable to reduced average selling prices for electricity meter components (also referred to as metering kit products). Under the terms of our agreement with Enel, prices for the products we sell for the Enel Project are reduced based on the cumulative number of units shipped. In addition, decreased unit volumes for data concentrator products shipped to Enel during the quarter also contributed to the decline in revenues between the two periods. Partially offsetting these decreases was an increase in the number of metering kit products sold to Enel’s meter manufacturers. The $11.5 million decrease in Enel Project revenues for the six months ended June 30, 2004 as compared to the same period in 2003 was primarily attributable to reduced average selling prices for metering kit products and decreased unit volumes for both data concentrator and metering kit products.

We sell our products to Enel and its designated manufacturers in U.S. Dollars. Therefore, the associated revenues are not subject to foreign currency risks.

If the Enel Project achieves its targeted volumes for 2004, we expect that total Enel Project revenues will decline from 2003 levels due primarily to lower average selling prices for metering kits. We still expect that Enel Project revenues will continue to account for the majority of our revenues in 2004. Enel has stated that it intends to complete the installation of the Contatore Elettronico during 2005. Consequently, we believe that our Enel Project revenue will decline sharply in 2005 from our projected 2004 levels.

From time to time, we have interpreted the contracts between our companies differently from Enel, which has led to disagreements. For example, as a result of a dispute regarding the compensation owed to us for the transition from the second version of metering kit to the third generation of metering kit, which dispute has since been resolved, we deferred approximately $2.7 million of revenue from the second quarter to the third quarter of 2003. More recently, in May 2004, we announced that Enel filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the R&D Agreement. Under the arbitration request, Enel is seeking to compel our company to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, and to pay unspecified damages. If any current or future dispute is not resolved in our favor, or in a timely manner, the Enel Project, or Enel Project revenue, could be delayed, could become less profitable to us, could result in damages or losses, or either we or Enel could seek to terminate the R&D Agreement. Once the project is completed, or if it were cancelled prior to its completion, we would experience a significant drop in our overall revenue, which would have a material negative impact on our financial position and results of operations.

Given our significant dependence on one customer at this time, we continue to seek opportunities to expand our customer base. In 2002, we formed a new sales and marketing organization that has been tasked with identifying other customers for our NES system products. However, we can give no assurance that our efforts in the networked energy services area will be successful.

LONWORKS Infrastructure revenues
	Three Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

LONWORKS Infrastructure Revenues	$ 11,606	$ 9,857	$ 1,749	17.7%

	Six Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

LONWORKS Infrastructure Revenues	$ 23,109	$ 20,160	$ 2,949	14.6%

Our LONWORKS Infrastructure revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. The $1.7 million increase in LONWORKS Infrastructure revenues for the quarter ended June 30, 2004 as compared to the same period in 2003 was primarily attributable to improved economic conditions in Europe, North America, and the Asian markets we serve. To a much lesser extent, the impact of exchange rates on sales made in foreign currencies, principally the Japanese Yen, contributed approximately $49,000 to the year-over-year increase. The $2.9 million increase in LONWORKS Infrastructure revenue for the six months ended June 30, 2004 as compared to the same period in 2003 was also primarily attributable to improved economic conditions in all the geographic regions we serve. Of the $2.9 million increase, approximately $119,000 was attributable to the impact of exchange rates on sales made in foreign currencies, principally the Japanese Yen. We believe that, as long as the current worldwide economic recovery continues to gain momentum, revenues from our LONWORKS Infrastructure business will continue to improve during 2004 as compared to 2003.

This expected improvement, however, will be subject to further fluctuations in the exchange rates between the U.S. Dollar and the Japanese Yen. If the U.S. Dollar were to strengthen against the Japanese Yen, our revenues would decrease. Conversely, if the U.S. Dollar were to weaken against the Japanese Yen, our revenues would increase. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in Japanese Yen (or other foreign currencies) and the magnitude of the exchange rate fluctuation from year to year. The portion of our revenues conducted in currencies other than the U.S. Dollar, principally the Japanese Yen, was about 2.9% for the quarter ended June 30, 2004 and 2.1% for the same period in 2003. We do not currently expect that, during the remainder of 2004, the portion of our revenues conducted in these foreign currencies will fluctuate significantly from that experienced in 2003. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

EBV revenues
	Three Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

EBV Revenues	$ 4,026	$ 2,501	$ 1,525	61.0%

	Six Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

EBV Revenues	$ 8,106	$ 5,164	$ 2,942	57.0%

Sales to EBV, our largest distributor and the sole independent distributor of our products in Europe, accounted for 14.2% of our total revenues for the quarter ended June 30, 2004 and 8.0% of our total revenues for the same period in 2003; and 14.7% of our total revenues for the six months ended June 30, 2004 and 8.1% for the same period in 2003. We believe the $1.5 million increase between the two quarterly periods, and the $2.9 million increase between the two six month periods, is primarily the result of improved economic conditions in Europe and other geographic areas where EBV serves its customers. Our contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2004. If our agreement with EBV is not renewed, or is renewed on terms that are less favorable to us, our revenues could decrease and our future financial position could be harmed. We currently sell our products to EBV in U.S. Dollars. Therefore, the associated revenues are not subject to foreign currency exchange rate risks. However, EBV has the right, on notice to our company, to require that we sell our products to them in Euros.

Service revenues
	Three Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Service Revenues	$ 225	$ 277	$ (52)	(18.8%)

	Six Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Service Revenues	$ 413	$ 522	$ (109)	(20.9%)

The $52,000 decrease in LONWORKS Infrastructure service revenues during the quarter ended June 30, 2004 as compared to the same period in 2003, and the $109,000 decrease during the six months ended June 30, 2004 as compared to the same period in 2003, was the result of a continued decrease in our customers’ use of our support and training services. We believe that the worldwide economic recession in 2002 and 2003 forced many of our customers to curtail spending for training and support. Although worldwide economic conditions began to improve during late 2003, and continue to look promising for 2004, we do not expect our service revenues to increase over 2003 levels. In fact, we believe that many of our customers will continue to refrain from purchasing our customer support and training offerings during 2004 in an effort to minimize their operating expenses.

Gross Profit and Gross Margin
	Three Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Gross Profit	$ 15,686	$ 16,566	$ (880)	(5.3%)
Gross Margin	55.5%	53.0%	--	2.5

	Six Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Gross Profit	$ 30,965	$ 33,110	$ (2,145)	(6.5%)
Gross Margin	56.0%	51.8%	--	4.2

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

The 2.5 percentage point improvement in gross margin during the second quarter of 2004, and the 4.2 percentage point improvement during the six months ended June 30, 2004, was due primarily to a change in the mix of Enel Project and LONWORKS Infrastructure revenues. During the quarter ended June 30, 2004, approximately 58.9% of our revenues were attributable to the Enel Project and the remaining 41.1% were attributable to sales of our LONWORKS Infrastructure products and services. For the quarter ended June 30, 2003, approximately 68.5% of our revenues were attributable to the Enel Project, while the remaining 31.5% resulted from sales of our LONWORKS Infrastructure products and services. For the six months ended June 30, 2004, approximately 58.2% of our revenues were attributable to the Enel Project and the remaining 41.8% were attributable to sales of our LONWORKS Infrastructure products and services. For the six months ended June 30, 2003, approximately 68.4% of our revenues were attributable to the Enel Project, while the remaining 31.6% resulted from sales of our LONWORKS Infrastructure products and services. In general, gross margins on Enel Project revenues tend to be lower than those generated from sales of our LONWORKS Infrastructure products and services. As a result, when Enel Project revenues are lower as a percentage of overall revenues, as they were during the quarter and six months ended June 30, 2004, overall gross margins tend to be higher. Conversely, when Enel Project revenues comprise a higher percentage of overall revenues, as they were during the quarter and six months ended June 30, 2003, overall gross margins tend to be lower. In addition to the mix of Enel Project and LONWORKS Infrastructure revenues, reductions in the price we pay our suppliers for some of the products we purchase from them for sale to our customers also contributed to the quarter over quarter gross margin improvement.

Partially offsetting these improvements was the impact of lower overall revenues on gross margins. As discussed above, a portion of our cost of goods sold relates to indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when revenues decrease, as they did in the quarter and six months ended June 30, 2004 as compared to the same periods in 2003, gross margins are negatively impacted.

We expect that, for full year 2004, our overall gross margin will slightly exceed the 55.9% experienced in 2003.

Operating Expenses

Product Development
	Three Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Product Development	$ 6,181	$ 16,186	$ (10,005)	(61.8)%

	Six Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Product Development	$ 12,396	$ 21,281	$ (8,885)	(41.8)%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, depreciation and amortization, expensed material, and other costs associated with the development of new technologies and products.

The primary factor contributing to the $10.0 million decrease in product development expenses during the quarter ended June 30, 2004 was costs incurred in the second quarter of 2003 attributable to the asset acquisition transaction with Metering Technology Corporation, or MTC. In conjunction with the MTC transaction, we expensed approximately $9.8 million related to in-process research and development and an additional $239,000 related to amortization of purchased technology during the second quarter of 2003, with no similar charges during the second quarter of 2004. Excluding the impact of these charges, product development expenses were virtually unchanged during the second quarter of 2004 as compared to the same period in 2003.

As with the quarter over quarter comparison, the primary factor contributing to the $8.9 million decrease in product development expenses during the six months ended June 30, 2004 as compared to the same period in 2003 was the impact of the MTC transaction. Excluding the $10.0 million impact of the MTC transaction, product development expenses during the six months ended June 30, 2004 increased by approximately $922,000 as compared to the same period in 2003. This increase between the two six month periods was primarily the result of increased facilities costs associated with our new corporate headquarters building in San Jose and increased salaries and other compensation expenses.

We expect that, for full year 2004, product development expenses will be reduced from 2003 levels due to the fact that the $9.8 million in-process research and development charge taken in the second quarter of 2003 was a one-time charge. However, we also expect that our product development expenses in 2004 will be somewhat higher than those incurred in 2002 and prior years, due primarily to the added costs associated with the employees we have added to support the development of our NES products.

Sales and Marketing
	Three Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Sales and Marketing	$ 5,030	$ 4,633	$ 397	8.6%

	Six Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Sales and Marketing	$ 10,088	$ 9,303	$ 785	8.4%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

Approximately $113,000 of the $397,000 increase in sales and marketing expenses during the quarter ended June 30, 2004 as compared to the same period in 2003 was attributable to the impact of foreign currency exchange rate fluctuations between the U.S. Dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the Pound Sterling, and the Japanese Yen. Of the $785,000 increase between the two six month periods ending June 30, 2004 and June 30, 2003, approximately $320,000 related to the impact of foreign currency exchange rate fluctuations. The other primary factors contributing to the increase between the two quarters and the two six month periods were increased salary, commission, and other compensation related expenses, increased travel and entertainment expenses, and increased costs paid to third party sales consultants.

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

General and Administrative
	Three Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

General and Administrative	$ 3,402	$ 3,125	$ 277	8.9%

	Six Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

General and Administrative	$ 6,732	$ 6,061	$ 671	11.1%

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $277,000 increase in general and administrative expenses during the quarter ended June 30, 2004 as compared to the same period in 2003 was primarily attributable to increased legal fees incurred in connection with our arbitration with Enel and, to a lesser extent, costs associated with our second new building at our corporate headquarters facility in San Jose, the lease for which began in May 2003. The $671,000 increase in general and administrative expenses during the six months ended June 30, 2004 as compared to the same period in 2003 was primarily attributable to our costs incurred in connection with our second new building at our corporate headquarters facility in San Jose, partially offset by a reduction in our bad debt expense.

We expect that, for full year 2004, general and administrative costs will increase over 2003 levels. This higher level of spending will be due, in part, to additional administrative requirements imposed by the Sarbanes-Oxley Act of 2002, as well as legal costs associated with our arbitration with Enel.

Interest and Other Income, Net
	Three Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Interest and Other Income, Net	$ 632	$ 542	$ 90	16.6%

	Six Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Interest and Other Income, Net	$ 1,146	$ 1,283	$ (137)	(10.7%)

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. In addition, foreign exchange translation gains and losses related to short-term intercompany balances are also reflected in this amount.

Although the average amount of our invested cash increased during the quarter and six months ended June 30, 2004 as compared to the same periods in 2003, the impact of short-term interest rate reductions, which began in late 2001 and continued through 2003, have had a negative impact on our interest income. As short-term investments we purchased in 2002 and 2003 come to maturity, we have been forced to re-invest these funds in instruments with lower effective yields, thus reducing interest income.

As long as interest rates remain relatively low, we expect that our interest income will remain low as compared to historical levels. In addition, future fluctuations in the exchange rates between the U.S. Dollar and the currencies in which we maintain our short-term intercompany balances (principally the Euro and the British Pound) will also affect our interest and other income, net.

Provision for Income Taxes
	Three Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Provision for Income Taxes	$ 161	$ (547)	$ 708	129.4%

	Six Months Ended

(Dollars in thousands)	June 30, 2004	June 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Provision for Income Taxes	$ 232	$ (180)	$ 412	228.9%

The provision for income taxes for 2004 includes a provision for federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes of $161,000 for the quarter ended June 30, 2004, and $232,000 for the six months ended June 30, 2004, primarily consist of taxes related to profitable foreign subsidiaries, federal alternative minimum taxes, and various state minimum and regular income taxes. Income taxes were a benefit of $547,000 for the quarter ended June 30, 2003, and a benefit of $180,000 for the six months ended June 30, 2004.

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

Operating Lease Commitments . We lease our present corporate headquarter facility in San Jose, California, under two non-cancelable operating leases. The first lease agreement expires in 2011 and the second lease agreement expires in 2013. Upon expiration, both lease agreements provide for extensions of up to ten years. As part of these lease transactions, we provided the lessor security deposits in the form of two standby letters of credit totaling $8.0 million. These letters of credit are secured with a cash deposit at the bank that issued the letters of credit. The cash on deposit is restricted as to withdrawal and is managed by a third party subject to certain limitations under our investment policy.

In addition to our corporate headquarters buildings in San Jose, California, we also lease facilities for our sales, marketing, and product development personnel located elsewhere within the United States and in nine foreign countries throughout Europe and Asia. These operating leases are of shorter duration, generally one to two years, and in some instances are cancelable with advance notice.

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

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that is intended to limit our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of the applicable insurance coverage is minimal.

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. Dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $99,000 during the quarter ended June 30, 2004, and $154,000 for the same period in 2003. Royalty expense was approximately $230,000 for the six months ended June 30, 2004, and $298,000 for the same period in 2003.

As of June 30, 2004, our contractual obligations were as follows (in thousands):

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$37,597	$4,900	$9,064	$9,097	$14,536
Purchase commitments	14,861	14,861	--	--	--

Total	$52,458	$19,761	$9,064	$9,097	$14,536

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although recently we have also been able to finance our operations through operating cash flow. From inception through June 30, 2004, we raised $277.6 million from the sale of preferred stock and common stock.

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

The following table presents selected financial information as of June 30, 2004 and for each of the last three fiscal years (Dollars in thousands):

	June 30, 2004	2003	2002	2001

Cash, cash equivalents, and short-term investments	$157,052	$144,923	$134,489	$111,653
Trade accounts receivable, net	19,666	20,110	22,930	29,113
Working capital	168,711	160,745	156,320	151,748
Stockholders’ equity	207,724	200,924	195,018	174,717

As of June 30, 2004, we had $157.1 million in cash, cash equivalents, and short-term investments, an increase of $12.1 million as compared to December 31, 2003. Historically, our primary source of cash has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Net cash provided by operating activities. Net cash provided by operating activities has historically been driven by net income levels, adjustments for non-cash charges such as depreciation, amortization, and in-process research and development charges, and fluctuations in operating asset and liability balances. Net cash provided by operating activities was $9.6 million for the six months ended June 30, 2004, a $235,000 decrease over the same period in 2003. During the six months ended June 30, 2004, net cash provided by operating activities was generated primarily from changes in our operating assets and liabilities of $4.3 million, net income of $2.7 million, and $2.6 million of depreciation and amortization. Cash provided by operating activities for the six months ended June 30, 2003 was generated primarily from in-process research and development of $9.8 million and $2.6 million of depreciation and amortization, offset by our net loss of $2.1 million and a reduction in our operating assets and liabilities of $526,000.

Net cash used for investing activities. Net cash used for investing activities has historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used for investing activities was $10.7 million for the six months ended June 30, 2004, a $12.4 million decrease from the same period in 2003. During the six months ended June 30, 2004, net cash used for investing activities was primarily the result of purchases of $94.0 million of available-for-sale short-term investments, capital expenditures of $1.2 million, purchases of restricted investments of $241,000, and changes in our other long-term assets of $99,000, offset by proceeds from sales and maturities of available-for-sale short-term investments of $84.9 million. Net cash used in investing activities for the six months ended June 30, 2003 of $23.1 million was impacted primarily by transactions involving our available for sale short-term investments, the $11.0 million purchase of certain assets of MTC, and capital expenditures of $2.5 million.

Net cash provided by financing activities. Net cash provided by financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase program. Net cash provided by financing activities was $4.9 million for the six months ended June 30, 2004, a $3.3 million increase over the same period in 2003. For both the six months ended June 30, 2004 and the six months ended June 30, 2003, net cash provided by financing activities was comprised of proceeds from the exercise of stock options by employees and directors.

We use highly regarded investment management firms to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated United States corporate obligations, United States government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.

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

Our existing cash, cash equivalents, and investment balances may decline during 2004 in the event of a weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances, together with our anticipated cash flows from operations, will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed later in this discussion in the section titled " Factors That May Affect Future Results of Operations ." In the unlikely event that we would require additional financing within this period, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

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

The assets we acquired from MTC included de minimus operating assets (e.g., fixed assets), certain intangible assets (e.g., in-process research and development, or IPR&D, and purchased technology), and the opportunity to hire certain of MTC’s employees. We did not assume any of MTC’s existing customer contracts, nor did we buy any of their existing finished goods inventory. Lastly, we did not assume any of MTC’s existing obligations or liabilities with the exception of a lease for a piece of office equipment and a term contract with an internet service provider. In evaluating the group of assets acquired, it was clear that several components necessary for the acquired set to continue normal operations were missing. As a result, we concluded that the assets acquired do not constitute a business as such term is defined in EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, and SFAS No. 141, or FAS 141, Business Combinations. Accordingly, FAS 141 accounting does not apply to this transaction and no goodwill has been recorded.

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

Of the acquired intangible assets of $10.8 million, $9.8 million was assigned to IPR&D and was charged to product development expenses on the date the assets were acquired. The remaining $957,000 was assigned to purchased technology and was amortized over its estimated useful life of one year. During the quarter ended March 31, 2004, amortization expense of approximately $239,000 related to this purchased technology was recorded in product development expenses. As of March 31, 2004, the $957,000 purchased technology was fully amortized.

Since the date of the asset purchase, we have focused the efforts of the employees who joined our company from MTC on the development of a new LONWORKS based electricity meter to be used in our Networked Energy Services, or NES, product offering. The foundation for this new electricity meter was a prototype design developed by MTC prior to the asset purchase transaction.

Related Party Transactions

During the quarter and six months ended June 30, 2004, and during the years ended December 31, 2003, 2002, and 2001, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

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

In September 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million (see Note 7 to our accompanying consolidated financial statements for additional information on our transactions with Enel). The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. As of July 31, 2004, Enel had not disposed of any of its 3.0 million shares. In the event Enel elects to sell all or a portion of its holdings in our shares, such sale or sales could depress the market price of our stock during the period in which such sales are made.

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. Enel appointed Mr. Francesco Tatò as its representative to our board of directors in September 2000. As a consequence of the expiration of Mr. Tatò’s mandate as Enel’s Chief Executive Officer, Mr. Tatò resigned as Board member in all of Enel’s subsidiaries and affiliates, including Echelon. His resignation from our board of directors was effective in June 2002. Enel has reserved its right to nominate a new member of our board of directors, although, as of July 31, 2004, they have not done so. During the term of service of Enel’s representative on our board of directors from September 2000 to September 2002, Enel’s representative abstained from resolutions on any matter relating to Enel.

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement (the "R&D Agreement") with an affiliate of Enel. Under the terms of the R&D Agreement, we are cooperating with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy. For the quarter and six months ended June 30, 2004, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $16.7 million and $32.2 million, respectively, $14.2 million of which was included in accounts receivable at June 30, 2004. For the quarter and six months ended June 30, 2003, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $21.4 million and $43.7 million, respectively, $24.6 million of which was included in accounts receivable at June 30, 2003. We expect that full year 2004 revenue relating to the Enel Project will decline as compared to the $75.8 million recognized in 2003. In addition, we expect that we will complete our Enel Project related deliveries during 2005, after which revenue, if any, from Enel and its designated manufacturers will be reduced to an immaterial amount.

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

On December 17, 2003, the Staff of the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 104, or SAB 104, Revenue Recognition , which supersedes SAB 101, Revenue Recognition in Financial Statements . SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Revenue Arrangements with Multiple Deliverables . Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers , which was issued with SAB 101 and was codified in SEC Topic 13, Revenue Recognition . While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position, results of operations, or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1, or EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments . EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-1 is effective for years beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. We do not currently expect the adoption of EITF 03-1 will have a material impact on our financial position, results of operations, or cash flows.

EQUITY BASED COMPENSATION

We have two plans under which we grant options: the 1997 Stock Plan (as amended and restated March 26, 2004), or the 1997 Plan, and the 1998 Director Option Plan, or the Director Option Plan. A more detailed description of each plan can be found in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Distribution and Dilutive Effect of Options

The following table illustrates the grant dilution and exercise dilution:

	Six Months Ended June 30, 2004	Year Ended December 31,

		2003	2002	2001

Shares of common stock outstanding	41,176,882	40,409,956	39,725,550	38,753,360

Options granted	2,020,925	2,346,245	2,282,750	2,560,225
Options cancelled	(117,058)	(743,344)	(81,872)	(244,314)

Net options granted	1,903,867	1,602,901	2,200,878	2,315,911

Grant dilution *	4.6%	4.0%	5.5%	6.0%

Options exercised	925,824	793,633	631,917	971,107

Exercise dilution **	2.2%	2.0%	1.6%	2.5%

*    The percentage for grant dilution is computed based on options granted less options cancelled as a percentage of total outstanding shares of common stock.

**    The percentage for exercise dilution is computed based on options exercised as a percentage of total outstanding shares of common stock.

The following table summarizes the options granted to our Named Executive Officers, whose names can be found under the section entitled "Executive Options" below. For the years ended December 31, the Named Executive Officers represent our Chief Executive Officer and the four other most highly paid executive officers whose salary and bonus for the respective fiscal year were in excess of $100,000. For the six months ended June 30, 2004, our Named Executive Officers include the same group of individuals as was reported for the year ended December 31, 2003.

	Six Months Ended	Year Ended December 31,

	June 30,
	2004	2003	2002	2001

Options granted to the Named Executive Officers.	400,000	380,000	540,000	450,000

Options granted to the Named Executive Officers as a % of net options granted.	21.0%	23.7%	24.5%	19.4%

Options granted to the Named Executive Officers as a % of outstanding shares	1.0%	0.9%	1.4%	1.2%

Cumulative options held by Named Executive Officers as a % of total outstanding options	20.9%	21.1%	23.8%	24.8%

General Option Information

The following table summarizes option activity under all plans since December 31, 2003 (prices are weighted average prices):

		Options Outstanding

	Options Available for Grant	Number Outstanding	Weighted-Average Exercise Price Per Share

BALANCE AT DECEMBER 31, 2003	3,601,792	8,944,182	$16.49
Granted	(2,020,925)	2,020,925	10.86
Cancelled	117,058	(117,058)	21.51
Exercised	---	(925,824)	7.21
Additional shares reserved	2,120,498	---	---

BALANCE AT JUNE 30, 2004	3,818,423	9,922,225	$16.15

The following table summarizes the stock options outstanding as of June 30, 2004:

	Exercisable				Unexercisable				Total

As of June 30, 2004	Shares (#	)	Weighted Average Exercise Price ($	)	Shares (#	)	Weighted Average Exercise Price ($	)	Shares (#	)	Weighted Average Exercise Price ($	)

In-the-Money	385,928		$10.30		1,848,482		$10.80		2,234,410		$10.72
Out-of-the-Money *	5,141,063		19.42		2,546,752		14.32		7,687,815		17.73

Total Options Outstanding	5,526,991		$18.79		4,395,234		$12.84		9,922,225		$16.15

* Out-of-the-Money options are those options with an exercise price equal to or above the closing price of $11.19 at June 30, 2004.

Certain options issued under the 1997 Plan may be exercised at any time prior to their expiration, even if those options have not yet vested. Shares issued upon exercise of unvested options are considered unvested shares. Once issued, the unvested shares continue vesting in accordance with original option’s vesting schedule. If the option holder’s employment or service with our company terminates before the unvested shares become fully vested, we have the right, at our discretion, to repurchase from the option holder any unvested shares at the exercise price paid by the option holder. As of June 30, 2004, there were no exercised shares subject to repurchase by our company. Of the 5,526,991 options exercisable as of June 30, 2004, 5,046,581 were vested.

Executive Options

The following table sets forth certain information with respect to stock options granted to our Named Executive Officers during the six-month period ended June 30, 2004. All option grants were made under the 1997 Plan.

	Individual Grants

	Number of Securities Underlying Options	% of Total Options Granted to Employees in Fiscal	Exercise Price Per		Expiration	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term ($) **
Name	Granted	Year *	Share ($	)	Date	5%	10%

M. Kenneth Oshman	120,000	6.2	10.89		3/17/2009	361,045	797,815
Beatrice Yormark	80,000	4.1	10.89		3/17/2009	240,697	531,876
Oliver R. Stanfield	80,000	4.1	10.89		3/17/2009	240,697	531,876
Frederik H. Bruggink	60,000	3.1	10.89		3/17/2009	180,522	398,907
Peter A. Mehring	60,000	3.1	10.89		3/17/2009	180,522	398,907

*     Based on a total of 1,950,925 options granted to all employees during the six months ended June 30, 2004.

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

The following table sets forth, for our Named Executive Officers, certain information concerning shares acquired upon the exercise of stock options during the six-month period ended June 30, 2004, as well as exercisable and unexercisable options held as of June 30, 2004.

				Number of Securities Underlying Unexercised Options at June 30, 2004 (#)		Value of Unexercised In-the-Money Options at June 30, 2004 ($) **
	Shares Acquired on		Value Realized
Name	Exercise (#	)	($) *	Exercisable	Unexercisable	Exercisable	Unexercisable

M. Kenneth Oshman	150,000		665,625	790,000	--	36,000	--
Beatrice Yormark	75,000		293,813	169,582	190,418	--	24,000
Oliver R. Stanfield	---		---	169,582	190,418	--	24,000
Frederik H. Bruggink	---		---	254,582	35,418	31,400	--
Peter A. Mehring	75,000		243,563	138,123	131,877	--	18,000

*     The value realized is based on the closing price of our common stock on the date of exercise, minus the per share exercise price, multiplied by the number of shares exercised.

**    The value of underlying securities is based on the $11.19 per share closing price of our common stock on June 30, 2004, minus the aggregate exercise price. Only options that are in the money are included in this analysis.

Equity Compensation Plan Information

The following table summarizes our company’s stock option plans as of June 30, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Issuance Under Stock Option Plans *

Equity compensation plans approved by stockholders	9,922,225	$16.15	3,818,423

Equity compensation plans not approved by stockholders	---	---	---

Total	9,922,225	$16.15	3,818,423

* Both the 1997 Plan and the Director Option Plan provide for annual increases to the number of shares authorized for issuance under the plan. The amounts reflected in this table represent balances remaining available for future stock option issuance as of June 30, 2004.

Accounting for Stock-Based Employee Compensation Plans

We account for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees , and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

In September 2000, we entered into an R&D Agreement with an affiliate of Enel S.p.A., an Italian utility company. Under the terms of the Agreement, we agreed to work with Enel to integrate our LONWORKS technology into Enel’s Contatore Elettronico remote metering management project in Italy. During the quarter ended June 30, 2004, revenue attributable to the Contatore Elettronico project was approximately $16.7 million, or 58.9% of our total revenue. For the six months ended June 30, 2004, revenue attributable to the Contatore Elettronico project was approximately $32.2 million, or 58.2% of our total revenue. We expect the Contatore Elettronico project to account for the majority of our targeted revenue for 2004.

We face a number of risks as we continue this project, including:

  in May 2004, we announced that Enel filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the R&D Agreement. Enel claims that the R&D Agreement obligates us to supply Enel with additional concentrator and metering kit products for use outside of Italy and to cooperate with Enel to market Enel’s Contatore Elettronico system internationally. Enel is seeking to compel our company to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, and to pay unspecified damages. Regardless of the outcome of the arbitration proceedings, the action will divert our management’s attention from other business and will cause us to incur legal and other costs to defend against Enel’s claims. It may also cause our customers or potential customers in the utility business to question whether the arbitration will affect our NES business. In addition, if Enel is successful in the arbitration, then we may have to pay as yet unspecified damages, and Enel may seek to terminate the R&D Agreement. These factors could have a material negative effect on our results of operations and our financial condition;
  a dispute could develop between Enel and our company regarding the scope of any of the other obligations of the parties with respect to the Contatore Elettronico project, the R&D Agreement or other agreements, or with respect to product suitability, quality, price, quantities, or other issues. Even if we should prevail in such a dispute, the costs incurred by Echelon and the diversion of time by key employees could adversely affect our company. If any dispute is not resolved in our favor or in a timely manner, the project, or revenue generated from the project, could be delayed, could become less profitable to us, could result in damages or losses, or either we or Enel could seek to terminate the R&D Agreement. From time to time, we have interpreted the contracts between our companies differently from Enel, which has led to disagreements. For example, as a result of a dispute regarding the compensation owed to us for the transition from the second version of metering kit to the third generation of metering kit, which dispute has since been resolved, we deferred approximately $2.7 million of revenue from the second quarter to the third quarter of 2003;
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
  the R&D Agreement between Enel and our company might be terminated if, among other things, either party materially breaches its obligations under the agreement;
  third parties may contest part or all of our agreement with Enel, or the Contatore Elettronico project in general. For example, the European Union and/or the Italian government could require a change in the sources of supply in order to satisfy rules regarding competition, thereby delaying or changing the scope of the project; or
  our research and development activities under the Contatore Elettronico project might be unsuccessful, or the products we develop might not be commercially exploitable or yield economic returns.
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

If Enel continues to deploy its Contatore Elettronico project in accordance with its scheduled rollout plan, we expect that revenues from the Enel project will continue to account for a significant portion of our overall revenues through 2004. Once the delivery of our products for use in the project is completed, which we currently estimate will occur in 2005, or if it is otherwise terminated, our revenues from Enel and its meter manufacturers will become negligible. Accordingly, we continue to seek new revenue opportunities with other utility companies around the world.

In May 2002, we formed a Service Provider Group tasked with selling our networked energy services, or NES, system to utility companies and value added resellers around the world. We believe that utility companies generally require a lengthier sales cycle than do most of our other customers. In most instances, one or more field trials of our products may be required before a final decision is made by the utility. For example, Continuon Netbeheer, a utility grid operator located in the Netherlands, has completed a limited field trial of our NES system within its service territory. We do not know if Continuon will decide to move forward with a mass deployment, and even if Continuon decides to proceed, we may not be able to negotiate mutually agreeable terms for such a deployment. In addition, there is generally an extended development and integration effort required in order to incorporate the new technology into the utility’s existing infrastructure. Due to the extended sales cycle and the additional development and integration time required, we cannot assure you that we will be able to find a replacement for the Enel project before the Enel project is terminated or completed. If we are not able to replace the revenues generated by the Enel project, our revenues and results of operations will be harmed.

After investing substantial amounts of time and money into our NES system, our utility market product offerings may not be accepted by our targeted customers, or may fail to meet our financial targets. If we incur penalties and/or damages with respect to sales of the NES system, such penalties and/or damages could have an adverse effect on our financial condition, revenues, and operating results.

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

We cannot assure you that our NES system will be accepted in the utility market place. For example, in order to realize all of the benefits of the NES system, a utility must replace a significant portion of its metering infrastructure with a homogenous population of intelligent, networked meters. We also cannot assure you that, if accepted by the utilities, our NES system will generate economic returns that meet our financial targets. For example, revenues from our NES system offering may be lower than we anticipate, as was the case for actual versus targeted NES system revenues for this quarter. Additionally, the gross margins we receive from our NES system offering will not be as high as for many of our other products.

Even if we are successful in penetrating the utility market with our NES system offering, we face competition from many companies. For example, we believe that Enel, our largest customer, has designed a system that it intends to use to compete with our NES system using third party products instead of our products. Enel has significantly greater experience and financial, technical, and other resources than we have. Enel recently announced an alliance with IBM to market and sell metering systems worldwide. While we continue to discuss with Enel and IBM what role, if any, our company may have in that alliance, it is possible that our company might not participate, or that if we do participate, our revenues may not be as high as for our other products. In addition, if we do participate, such participation could have a negative impact on our marketing efforts for the NES system. Other competitors, including Actaris, Atos Origin, DCSI, Elster, Hexagram, Hunt Technologies, Itron, Iskraemeco, Nexus, and Ramar, as well as our own customers such as Enermet, Horstmann Controls, Kamstrup, and Milab, could also develop and market their own multi-service metering systems that will compete with our NES offering.

In addition, we presently plan to sell our NES products to utilities either directly or through resellers or other partners.  If we sell the NES system directly to a utility, the utility may require us to assume responsibility for installing the NES system in the utility's territory, integrating the NES system into the utility's operating and billing system, overseeing management of the combined system, and undertaking other activities.  These are services that we generally would not be responsible for if we sold our NES products through a reseller or other partner, or if we sold directly to a utility that managed those activities on its own. To date, we do not have any significant experience with those services. As a result, if we sold directly to a utility that required us to provide those services, we may be required to contract with third parties to satisfy those obligations.  We cannot assure you that we would find appropriate third parties to provide those services on reasonable terms, or at all.  Assuming such responsibility for these or other services would add to the costs and risks associated with NES system installations, and could also negatively affect the timing of our revenues and cash flows related to these transactions.

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

We will also face risks if and when we transition between contract electronic manufacturers. For example, we may have to move raw material and in-process inventory between locations in different parts of the world. Also, we would be required to re-establish acceptable manufacturing processes with a new work force. We could also be liable for excess or unused inventory held by contract manufacturers for use in our products. This inventory may become obsolete as a result of engineering changes that we make. In addition, we may no longer need this inventory because of factors such as changes in our production build plans, miscommunication between us and a contract manufacturer, or errors made by a contract manufacturer in ordering material for use in our products. Under our contracts with these contract electronic manufacturers, we would become liable for all or some of these excess or obsolete inventories.

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

We generated a profit of $1.5 million for the quarter ending June 30, 2004. As of June 30, 2004, we had an accumulated deficit of $67.0 million. We have invested and expect to continue investing significant financial resources in product development, marketing and sales.
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
  continuation of worldwide economic growth, particularly in certain industries such as semiconductor manufacturing equipment;
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
  we could incur costs associated with business acquisitions, including up-front in-process research and development charges and ongoing amortization expenses related to other identified intangible assets;
  we could incur ongoing operational expenses associated with our acquisition of BeAtHome, our acquisition of certain assets of MTC, and any future business acquisitions;
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

We believe that stock options are a key element in our ability to attract and retain employees in the markets in which we operate. On March 31, 2004, the Financial Accounting Standards Board issued an Exposure Draft, Share-Based Payment: an amendment of FASB Statements No. 123 and 95 , which would require a company to recognize, as an expense, the fair value of stock option and other stock-based compensation to employees beginning in 2005. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not consider stock option grants issued under our employee stock option plans to be compensation when the exercise price of the stock option is equal to or greater than the fair market value on the date of grant. If the Exposure Draft is adopted in its current form, we would be required to take a compensation charge as stock options or other stock-based compensation awards are issued or as they vest, including the unvested portion of options that were granted prior to 2005. This compensation charge would be based on a calculated value of the option or other stock-based award using a methodology that has yet to be finalized, and which may not correlate to the current market price of our stock. In the event such a compensation charge was required, our reported results of operations would be adversely affected and the trading price of our stock could be negatively impacted.

Defects in or misuse of our products or other liabilities not covered by insurance may delay our ability to generate revenues and may increase our liabilities and expenses.

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

If errors or failures are found in our products, we may not be able to successfully correct them in a timely manner, or at all. Such errors or failures could delay our product shipments and divert our engineering resources while we attempt to correct them. In addition, we could decide to extend the warranty period, or incur other costs outside of our normal warranty coverage, to help address any known errors or failures in our products and mitigate the impact on our customers. As a result, errors or failures in our products, or the improper installation or implementation of our products by third parties, could harm our reputation, reduce our revenues, increase our expenses, and negatively impact our operating results and financial condition.

To address these issues, the agreements we maintain with our customers typically contain provisions intended to limit our exposure to potential errors and omissions claims as well as any liabilities arising from them. In certain very limited instances, these agreements require that we be named as an additional insured on our customer’s insurance policies. However, our customer contracts and additional insured coverage may not effectively protect us against the liabilities and expenses associated with errors or failures attributable to our products. For example, utility customers purchasing our NES system may require that we agree to indemnities or penalties in excess of the provisions we typically employ with our LONWORKS Infrastructure business. Also, local laws may impose liability for NES system or other product failures, including liability for harm to property or persons. Such failures could harm our reputation, expose our company to liability, and adversely affect our operating results and financial position.

We may also experience losses or potential losses in the event of property damage, liability for harm to a third party’s property or person, claims against our directors or officers, and the like. To help reduce our exposure to these types of claims, we currently maintain property, general commercial liability, errors and omissions, directors and officers, and other lines of insurance. However, it is possible that such insurance may not be available in the future or, if available, may be insufficient in amount to cover any particular claim, or we might not carry insurance that covers a specific claim. For example, during 2000, the total limit for claims under our errors and omissions insurance policy was $17.0 million. Since then, we have reduced the total limit for this line of coverage to $11.0 million because we believed the premiums our insurers requested were excessive. We believe that the premiums for the types of insurance we carry will continue to fluctuate from period to period. In times of significant cost increases, this could result in increased costs or reduced limits. Consequently, if we elect to reduce our coverage, or if we do not carry insurance for a particular type of claim, we may face increased exposure to these types of claims. If liability for a claim exceeds our policy limits, our operating results and our financial position would be negatively affected.

We face operational and financial risks associated with international operations.

Our international sales and marketing operations are located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 85.1% of our total net revenues for the quarter ended June 30, 2004 and 87.3% of our total net revenues for the same period in 2003; and 85.1% of our total revenues for the six months ended June 30, 2004 and 87.8% for the same period in 2003. We expect that international sales will continue to constitute a significant portion of our total net revenues.

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

Fluctuations in the value of currencies in which we conduct our business relative to the U.S. Dollar could cause currency translation adjustments. The portion of our revenues conducted in currencies other than the U.S. Dollar, principally the Japanese Yen, was about 2.9% for the quarter ended June 30, 2004 and 2.1% for the same period in 2003; and 2.9% for the six months ended June 30, 2004 and 3.0% for the same period in 2003. In addition, much of our sales and marketing expenses, as well as certain other costs, are incurred in currencies other than the U.S. Dollar. For example, if China revalues its currency, the Chinese Renminbi, against the U.S. Dollar, the costs of products and manufacturing and other services that we obtain from our suppliers and contractors in China could increase significantly. If the value of the U.S. Dollar declines as compared to the local currency where the expenses are incurred, our expenses, when translated back into U.S. Dollars, will increase. For example, using the currency rates in effect as of June 30, 2004, our 2003 costs and expenses, as reported in U.S. Dollars, would have increased by approximately $628,000. This would have resulted in a $0.02 reduction in earnings per share for 2003.

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

Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, from time to time we may receive notice that a third party believes that we may be infringing certain patents or other intellectual property rights of that third party. Responding to those claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. In the event we are infringing upon the intellectual property rights of others, we may elect or be required to redesign our products so that they do not incorporate any intellectual property to which the third party has or claims rights. As a result, some of our product offerings could be delayed, or we could be required to cease distributing some of our products. In the alternative, we could seek a license for the third party’s intellectual property, but it is possible that we would not be able to obtain such a license on reasonable terms, or at all. Any delays that we might then suffer or additional expenses that we might then incur could adversely affect our revenues, operating results and financial condition.

Our customers may not pursue product opportunities based on their concerns regarding third party intellectual property rights, particularly patents, and this could reduce the market opportunity for the sale of our products and services.

Our markets are highly competitive. Many of our competitors have longer operating histories and greater resources than we do. If we are unable to effectively compete in the industry, our operating results could be harmed.

Competition in our markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and rapid changes in customer requirements. To maintain and improve our competitive position, we must continue to develop and introduce, on a timely and cost-effective basis, new products, features and services that keep pace with the evolving needs of our customers. The principal competitive factors that affect the markets for our control network products include the following:
  our ability to develop and introduce new products on a timely basis;
  our product reputation, quality, and performance;
  the price and features of our products such as adaptability, scalability, functionality, ease of use, and the ability to integrate with other products; and
  our customer service and support.
In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. For our LONWORKS Infrastructure business, our competitors include some of the largest companies in the electronics industry, such as Siemens in the building and industrial automation industries, and Allen-Bradley (a subsidiary of Rockwell) and Groupe Schneider in the industrial automation industry. Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, and broader product offerings. As a result, these competitors may be able to devote greater resources to the development, marketing, and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufacture and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Products from other companies such as Digi International, emWare, Ipsil, JumpTec, Lantronix, Microsoft, and Wind River Systems, as well as certain micro-controller manufacturers including Motorola, Texas Instruments, Micro Chip, and Philips, all of which promote directly connecting devices to the Internet, could also compete with our products. In addition, in the utilities market, products from companies such as Actaris, Atos Origin, DCSI, Elster, Hexagram, Hunt Technologies, Itron, Iskraemeco, Nexus, and Ramar, each of which offers automatic meter reading products for the utility industry, as well as metering systems from our customers such as Enel, Enermet, Horstmann Controls, Kamstrup, and Milab, could compete with our NES system. For example, Enel, our largest customer, could compete with our NES system using third party products instead of our products. Enel has significantly greater experience and financial, technical, and other resources than we have.

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

The market for our products depends on economic conditions affecting the broader control network technology and related markets. Downturns in these markets may cause our OEMs and system integrators to delay or cancel projects, reduce their production or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, capital spending in the technology sector has decreased in past years, and many of our customers and potential customers have experienced declines in their revenues and operations. In addition, concerns with respect to terrorism and geopolitical issues in the Middle East and Asia have added more uncertainty to the current economic environment. We cannot predict the impact of these events, or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may further curtail or may eliminate capital spending on control network technology altogether. If capital spending in our markets declines, or does not increase, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and maintain profitability.

The undetermined market acceptance of our products makes it difficult to evaluate our future prospects.

We face a number of risks as a company in a rapidly changing and developing market, and you must consider our prospects in light of the associated risks. This is true of both our LONWORKS Infrastructure business and our new NES business. Our future operating results are difficult to predict due to many factors, including the following:

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

Currently, significant portions of our revenues are derived from sales to distributors, including EBV, the sole independent distributor of our products to OEMs in Europe. Sales to EBV, our largest distributor, accounted for 14.2% of our total net revenues for the quarter ended June 30, 2004 and 8.0% of our total net revenues for the same period in 2003; and 14.7% of our total net revenues for the six months ended June 30, 2004 and 8.1% for the same period in 2003. Worldwide sales to distributors, including those to EBV, accounted for approximately 23.8% of total net revenues for the quarter ended June 30, 2004 and 13.0% of total net revenues for the same period in 2003; and 23.2% of total net revenues for the six months ended June 30, 2004 and 11.4% for the same period in 2003.

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

The markets for our products are rapidly evolving. If we are not able to develop or enhance products to respond to changing market conditions, our revenues will suffer.

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

The trading price of our common stock is subject to significant fluctuations in response to numerous factors, including:
  significant stockholders may sell some or all of their holdings of our stock. For example, Enel presently owns 3,000,000 shares, or approximately 7.3% of our outstanding common stock. Enel is generally free to sell these shares at its discretion. In the event Enel, or any other significant stockholder, elects to sell all or a portion of their holdings in our shares, such sale or sales could depress the market price of our stock during the period in which such sales are made;
  investors may be concerned about our ability to develop new customers for our NES business, the success of our project with Enel, and the success we have selling our LONWORKS Infrastructure products and services to OEMs and systems integrators;
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

The sales cycle between initial customer contact and execution of a contract or license agreement with a customer can vary widely. For example, OEMs, as well as utilities that may be interested in our NES system, typically conduct extensive and lengthy product evaluations before making initial purchases of our products. They may further delay subsequent purchases of our products due to their own prolonged product development, system integration, and product introduction periods. Delays in our sales cycle can also result from, among other things:
  changes in our customers’ budgets;
  changes in the priority our customers assign to control network development;
  the time it takes for us to educate our customers about the potential applications of and cost savings associated with our products;
  the deployment schedule for projects undertaken by our utility or systems integrator customers;
  the actions of utility regulators or management boards regarding investments in metering systems;
  delays in installing, operating, and evaluating the results of NES system field trials; and
  the time it takes for utilities to evaluate multiple competing bids, negotiate terms, and award contracts for large scale metering system deployments.
We generally have little or no control over these factors, which may cause a potential customer to favor a competitor’s products, or to delay or forgo purchases altogether. If any of these factors prevent or substantially delay our ability to complete a transaction, our revenues and results of operations could be harmed.

We have limited ability to protect our intellectual property rights.

Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. As of July 31, 2004, we have 92 issued U.S. patents, 5 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. In addition, we may not apply for or obtain patents in each country in which our technology may be used. If any of our patents fail to protect our technology, or if we do not obtain patents in certain countries, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

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

Compliance with new rules and regulations concerning corporate governance may be costly, time-consuming, and difficult to achieve, which could harm our operating results and business.

The Sarbanes-Oxley Act, or the Act, which was signed into law in October 2002, mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements. The Act also imposes increased civil and criminal penalties on a corporation, its chief executive and chief financial officers, and members of its Board of Directors, for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted and is considering the adoption of additional comprehensive rules and regulations relating to corporate governance. These rules, laws, and regulations have increased the scope, complexity, and cost of our corporate governance, reporting, and disclosure practices. Because compliance with these new rules, laws, and regulations will be costly and time-consuming, our management’s attention could be diverted from managing our day-to-day business operations, and our operating expenses could increase. In addition, because of the inherent limitations in all financial control systems, it is possible that a material weakness may be found in our internal controls over financial reporting, which could affect our ability to insure proper financial reporting.

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

Generally accepted accounting principles in the United States, including those affecting revenue recognition, have been the subject of frequent interpretations. As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the Securities and Exchange Commission, as well as by national and international accounting standards bodies, the frequency of future accounting policy changes may accelerate. Such future changes in financial accounting standards, including pronouncements relating to revenue recognition, may have a significant effect on our reported results of operations, including results of transactions entered into before the effective date of the changes. For example, our reported results of operations will be negatively impacted if and when we are required to expense stock options or other compensatory grants to our employees.

Our existing stockholders control a significant percentage of our stock, which will limit other stockholders’ ability to influence corporate matters.

As of July 31, 2004, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our Board of Directors), beneficially owned 36.1% of our outstanding stock.

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

For example, we have entered into the Contatore Elettronico project with an affiliate of Enel. Enel currently owns 3.0 million shares of our common stock, representing approximately 7.3% of our outstanding common stock. Enel also has the right to nominate a member of our board of directors as long as Enel owns at least 2.0 million shares of our common stock. As a consequence of the expiration of his mandate as Enel’s Chief Executive Officer, Mr. Francesco Tatò resigned as a board member in all of Enel’s subsidiaries and affiliates, including Echelon. Mr. Tatò served on our board of directors as a representative of Enel from September 2000 until September 2002. Enel has reserved its right to nominate a new member of our board of directors, who must be approved by us, to fill the vacancy created by the resignation of Enel’s former board representative to our board of directors. During the term of service of Enel’s former board representative from September 2000 to September 2002, Enel’s representative on our board abstained from resolutions on any matter relating to Enel. A member of our board of directors who is also an officer of or is otherwise affiliated with Enel may decline to take action in a manner that might be favorable to us but adverse to Enel. Conflicts that could arise might concern the Contatore Elettronico project with Enel and other matters where Enel’s interest may not always coincide with our interests or the interests of our other stockholders. Any of those conflicts could affect our ability to complete the Contatore Elettronico project on a timely basis, could increase our expenses or reduce our profits in connection with the project, could affect our ability to obtain approval for or complete other projects or plans that are in conflict with Enel’s goals, and could otherwise significantly and adversely affect our financial condition and results of operations.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2004 and June 30, 2003, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at June 30, 2004, and June 30, 2003, our financial position and results of operations would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

ITEM 4.    CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer, or CEO, and our chief financial officer, or CFO, does not believe it is possible for our disclosure controls and procedures, or our internal controls over financial reporting, to prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to undetected errors or fraud may occur.

Scope of the Controls Evaluation

  The CEO/CFO evaluation of our disclosure controls and procedures and our internal controls over financial reporting included a review of the controls’ objectives and design, the controls’ implementation by our company, and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems, or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our internal controls over financial reporting have been evaluated and will continue to be evaluated on a quarterly basis by our management and our internal audit personnel. In addition, consistent with our past practices, our internal controls over financial reporting are evaluated by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and our internal controls over financial reporting and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures and the internal controls over financial reporting will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

  Among other matters, we sought in our evaluation to determine whether (i) there were any "significant deficiencies" or "material weaknesses" in the company’s internal controls over financial reporting, (ii) our company had identified any acts of fraud involving personnel who have a significant role in our company’s internal controls over financial reporting or (iii) whether there has been any change in our internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This information was important both for the controls evaluation generally and because the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose certain information to our Board’s Audit Committee and to our independent accountants and to report on related matters in this section of the Quarterly Report.

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

Conclusions Regarding Internal Controls Over Financial Reporting

  Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On May 3, 2004, we announced that Enel filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the Research and Development and Technological Cooperation Agreement dated June 28, 2000, the "R&D Agreement". The arbitration is to take place in London under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce, or ICC. Enel filed the request with the ICC in Paris, France on April 28, 2004. Enel claims that the R&D Agreement obligates us to supply Enel with additional concentrator and metering kit products for use outside of Italy and to cooperate with Enel to market Enel’s Contatore Elettronico system internationally. Enel is seeking to compel Echelon to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, and to pay unspecified damages. We believe our company has fulfilled its obligations under the R&D Agreement, including any obligation with respect to the sale of products and with respect to joint marketing. We believe that Enel’s claims are without merit and we intend to vigorously defend our company in the arbitration proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 21, 2004. At such meeting, the following directors were elected: Michael E. Lehman, Richard M. Moley, and Arthur Rock. Our incumbent directors, Robert J. Finocchio, Jr., Armas Clifford Markkula, Jr., Robert W. Maxfield, M. Kenneth Oshman, and Larry W. Sonsini will continue to serve on the Board. Voting results for the election of the directors were as follows:

	Votes For:	Votes Withheld:

Michael E. Lehman	37,813,013	429,632
Richard M. Moley	37,432,063	810,582
Arthur Rock	37,783,365	459,280

In addition to the election of directors, there were three additional proposals submitted to a vote of security holders at the annual meeting. The first proposal sought shareholder approval for our Amended and Restated 1997 Stock Plan. The second proposal sought shareholder approval for our Management Bonus Plan. The final proposal sought shareholder ratification of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004. A detailed description of each of these proposals can be found in our Annual Proxy Statement, which was filed with the Securities and Exchange Commission in April 2004. Results of voting for the additional three proposals were as follows:

	For:	Against:	Abstain:

Amended and Restated 1997 Stock Plan	19,545,869	4,862,953	344,240
Management Bonus Plan	23,335,448	936,345	481,269
Appointment of KPMG LLP	37,876,066	78,283	288,296

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

(b)    Reports on Form 8-K

We filed the following reports on Form 8-K during the quarter ended June 30, 2004:

  On April 19, 2004, we filed a current report on Form 8-K dated April 15, 2004, under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition), to reference and furnish as an exhibit a press release dated April 15, 2004, announcing our results of operations for the quarter ended March 31, 2004.
  On May 4, 2004, we filed a current report on Form 8-K dated May 3, 2004, under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure), to reference and furnish as an exhibit a press release dated May 3, 2004, disclosing a contractual dispute with Enel S.p.A.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: August 6, 2004	By:	/s/ Oliver R. Stanfield

Oliver R. Stanfield, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

