Form 10-Q
period 2004-09-30
ECHELON CORP
filed 2004-11-09
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

______________

FORM 10-Q

______________

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
                          (State or other jurisdiction                                                                                     (IRS Employer
                       incorporation or organization)                                                                          Identification Number)
550 Meridian Avenue
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

Yes ☒ No ☐

As of October 31, 2004, 41,191,817 shares of the Registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$34,954	$18,667
Short-term investments	126,296	126,256
Accounts receivable, net	12,599	20,110
Inventories	7,556	5,906
Other current assets	1,941	2,519
Total current assets	183,346	173,458

Property and equipment, net	17,454	19,098
Goodwill	8,130	8,163
Restricted investments	11,105	10,867
Other long-term assets	2,197	2,542

TOTAL ASSETS	$222,232	$214,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,661	$6,922
Accrued liabilities	4,223	4,793
Deferred revenues	1,845	998
Total current liabilities	13,729	12,713

LONG-TERM LIABILITIES:
Deferred rent	745	491
Total long-term liabilities	745	491

STOCKHOLDERS’ EQUITY:
Common stock	415	407
Additional paid-in capital	277,425	272,323
Treasury stock	(3,191)	(3,191)
Accumulated other comprehensive income	468	1,007
Accumulated deficit	(67,359)	(69,622)
Total stockholders’ equity	207,758	200,924

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$222,232	$214,128

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
Product	$22,556	$30,447	$77,467	$93,819
Service	185	285	598	807
Total revenues	22,741	30,732	78,065	94,626

COST OF REVENUES:
Cost of product	9,397	10,179	32,744	39,621
Cost of service	466	597	1,478	1,939
Total cost of revenues	9,863	10,776	34,222	41,560

GROSS PROFIT	12,878	19,956	43,843	53,066

OPERATING EXPENSES:
Product development	6,227	6,753	18,623	28,034
Sales and marketing	4,572	4,662	14,660	13,965
General and administrative	3,123	3,093	9,855	9,154
Total operating expenses	13,922	14,508	43,138	51,153

INCOME (LOSS) FROM OPERATIONS	(1,044)	5,448	705	1,913

INTEREST AND OTHER INCOME, NET	609	537	1,755	1,820

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(435)	5,985	2,460	3,733

INCOME TAX EXPENSE (BENEFIT)	(35)	1,496	197	1,316

NET INCOME (LOSS)	$(400)	$4,489	$2,263	$2,417

NET INCOME (LOSS) PER SHARE:
Basic	$(0.01)	$0.11	$0.06	$0.06
Diluted	$(0.01)	$0.11	$0.06	$0.06

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
Basic	41,183	40,186	40,826	39,980
Diluted	41,183	41,305	40,963	40,767

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2004	2003

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$2,263	$2,417
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,719	3,921
In-process research and development	--	9,808
Provision for doubtful accounts	(37)	6
Change in operating assets and liabilities:
Accounts receivable	7,548	4,076
Inventories	(1,650)	2,619
Other current assets	578	291
Accounts payable	739	1,465
Accrued liabilities	(570)	1,456
Deferred revenues	847	(1,390)
Deferred rent	254	230
Net cash provided by operating activities	13,691	24,899

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(111,622)	(122,994)
Proceeds from maturities and sales of available-for-sale short-term investments	111,129	109,472
Purchase of assets of Metering Technology Corporation	--	(11,000)
Purchase of restricted investments	(238)	(306)
Change in other long-term assets	(146)	1,053
Capital expenditures	(1,551)	(4,612)
Net cash used in investing activities	(2,428)	(28,387)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,110	2,635
Net cash provided by financing activities	5,110	2,635

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(86)	426

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,287	(427)

CASH AND CASH EQUIVALENTS:
Beginning of period	18,667	34,941
End of period	$34,954	$34,514

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$725	$500

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

Revenue Recognition

The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for 5.7% of total revenues for the quarter ended September 30, 2004 and 4.0% for the same period in 2003; and 4.8% of total revenues for the nine months ended September 30, 2004 and 3.9% for the same period in 2003. Service revenues consist of product technical support (including software post-contract support services), training, and custom software development services.

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

Short-Term Investments

The Company classifies its investments in debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 2004, the Company’s available-for-sale short-term investment securities had contractual maturities from five to twenty-four months and an average maturity of seven months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of September 30, 2004, the amortized cost basis, aggregate fair value, and gross unrealized holding losses by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Losses
U.S. corporate securities:
Commercial paper	$14,018	$14,016	$2
Corporate notes and bonds	40,431	40,284	147
	54,449	54,300	149
U.S. government securities	72,167	71,996	171
Total investments in debt and equity securities	$126,616	$126,296	$320

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months and nine months ended September 30, 2004 and September 30, 2003 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (Numerator):
Net income (loss)	$(400)	$4,489	$2,263	$2,417
Shares (Denominator):
Weighted average common shares outstanding	41,183	40,186	40,826	39,980
Shares used in basic computation	41,183	40,186	40,826	39,980
Common shares issuable upon exercise of stock
options (treasury stock method)	--	1,119	137	787
Shares used in diluted computation	41,183	41,305	40,963	40,767
Net income per share:
Basic	$(0.01)	$0.11	$0.06	$0.06
Diluted	$(0.01)	$0.11	$0.06	$0.06

For the three months ended September 30, 2004, no diluted net loss per share calculation was performed, as the inclusion of potentially dilutive stock options would be anti-dilutive. The number of potentially dilutive stock options excluded from this calculation for the three months ended September 30, 2004 was 3,415. For the nine months ended September 30, 2004, stock options in the amount of 9,157,651 were not included in the computation of diluted earnings per share. For the three and nine months ended September 30, 2003, stock options in the amount of 4,799,632 and 6,062,644, respectively, were not included in the computation of diluted earnings per share. These options were excluded from the 2003 and 2004 calculations because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect of their inclusion would be anti-dilutive.

Comprehensive Income

Comprehensive income for the Company consists of net income plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive income for the three and nine months ended September 30, 2004 and September 30, 2003 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income/(loss)	$(400)	$4,489	$2,263	$2,417
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	55	157	(78)	274
Unrealized holding gain/(loss) on available-for-sale securities	122	(117)	(418)	(212)
Comprehensive income/(loss)	$(223)	$4,529	$1,767	$2,479

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss) as reported	$(400)	$4,489	$2,263	$2,417
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,484)	(5,037)	(17,679)	(17,064)
Pro forma net loss	$(7,884)	$(548)	$(15,416)	$(14,647)

Basic net income/(loss) per share:
As reported	$(0.01)	$0.11	$0.06	$0.06
Pro forma	$(0.19)	$(0.01)	$(0.38)	$(0.37)

Diluted net income/(loss) per share:
As reported	$(0.01)	$0.11	$0.06	$0.06
Pro forma	$(0.19)	$(0.01)	$(0.38)	$(0.37)

The weighted-average grant date fair value of options granted during the three months ended September 30, 2004 and September 30, 2003 was $3.96 and $10.61, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2004 and September 30, 2003 was $6.01 $8.92, respectively. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.1%	3.1%	2.4%	2.5%
Expected volatility	71.4%	103.9%	78.3%	101.0%
Expected life (in years)	3.7	4.2	3.6	4.2

Recently Issued Accounting Standards
In March 2004, the FASB issued EITF Issue No. 03-1, or EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company does not currently expect the adoption of EITF 03-1 will have a material impact on its financial position, results of operations, or cash flows.

In June 2004, the FASB issued EITF Issue No. 02-14, or EITF 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that the investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. The Company does not currently expect the adoption of EITF 02-14 will have a material impact on its financial position, results of operations, or cash flows.

3.     Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003

Purchased materials	$1,158	$1,680
Work-in-process	63	8
Finished goods	6,335	4,218
	$7,556	$5,906

4.   Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	September 30, 2004	December 31, 2003

Accrued payroll and related costs	$2,313	$2,663
Other accrued liabilities	1,910	2,130
	$4,223	$4,793

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

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, restricted investments, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2004, and December 31, 2003, long-lived assets of about $35.8 million and $37.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the Executive Staff when making decisions about resource allocation to the geographic areas based on their performance.

In North America, the Company sells its products through a direct sales organization. Outside North America, direct sales, applications engineering and customer support are conducted through the Company’s operations in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped. Summary information by geography for the quarters and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues from customers:
Americas	$4,164	$4,085	$12,406	$11,860
EMEA	14,619	24,341	57,316	69,749
APJ	3,958	2,239	8,343	13,017
Unallocated	--	67	--	--
Total	$22,741	$30,732	$78,065	$94,626
Gross profit:
Americas	$2,767	$2,573	$8,130	$7,369
EMEA	7,867	15,884	30,650	39,067
APJ	2,244	1,433	5,063	6,630
Unallocated	--	66	--	--
Total	$12,878	$19,956	$43,843	$53,066
Income (loss) from operations:
Americas	$1,767	$1,651	$4,916	$4,609
EMEA	6,514	14,935	26,440	36,166
APJ	1,375	575	2,070	4,168
Unallocated	(10,700)	(11,713)	(32,721)	(43,030)
Total	$(1,044)	$5,448	$705	$1,913

Products sold to Enel S.p.A., an Italian utility company (“Enel”) and its designated manufacturers accounted for 51.0% of total revenues for the quarter ended September 30, 2004 and 64.2% for the same period in 2003; and 56.1% of total revenues for nine months ended September 30, 2004 and 67.1% for the same period in 2003. For the quarter ended September 30, 2004, 80.9% of the revenues under the Enel program were derived from products shipped to customers in EMEA and the remaining 19.1% were derived from products shipped to customers in APJ. For the nine months ended September 30, 2004, 93.5% of the revenues derived from products shipped under the Enel program were from customers in EMEA and the remaining 6.5% from customers in APJ.

EBV, the sole independent distributor of the Company’s products in Europe, accounted for 16.5% of total revenues for the quarter ended September 30, 2004 and 10.8% for the same period in 2003; and 15.2% of total revenues for the nine months ended September 30, 2004 and 8.9% for the same period in 2003.

6.    Income Taxes:

The provision for income taxes for the three months and nine months ended September 30, 2004 and 2003 includes a provision for Federal, state, and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes and the utilization of net operating losses not previously benefited.

7.    Related Party:

In September 2000, the Company entered into a stock purchase agreement with Enel. At the same time, the Company also entered into a research and development agreement with an affiliate of Enel. Under the terms of the R&D agreement, the Company is cooperating with Enel to integrate LONWORKS technology into Enel’s remote metering management project in Italy. For the quarter and nine months ended September 30, 2004, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $11.6 million and $43.8 million respectively, $8.8 million of which is included in Accounts Receivable at September 30, 2004. For the quarter and nine months ended September 30, 2003, the Company recognized revenue from products sold to Enel and its designated manufacturers of approximately $19.7 million and $63.5 million respectively, $13.7 million of which was included in Accounts Receivable at September 30, 2003.

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

8.    Stock Repurchase Program:

In March and August 2004, the Company’s board of directors approved a stock repurchase program. During the quarter and nine months ended September 30, 2004, no shares were repurchased under the program. As of September 30, 2004, 3,000,000 shares are available for repurchase. The stock repurchase program will expire in March 2005.

9.    Employee Stock Option Exchange Program:

On September 21, 2004, the Company announced a voluntary employee stock option exchange program (the “Exchange Program”) whereby eligible employees have an opportunity to exchange some or all of their outstanding options for a predetermined number of new stock options. The Company’s Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President and Chief Financial Officer, along with members of the Board of Directors, are not eligible to participate in the Exchange Program.

Under the Exchange Program, participating eligible employees will receive one new stock option for each exchanged option with an exercise price less than $12.00 per share. For exchanged options with an exercise price equal to or greater than $12.00 per share, participants will receive between 0.2 and 0.67 new options for each option exchanged, depending on the exercise price of the exchanged option.

The exercise price of the new options will generally be equal to the fair market value of the Company’s common stock on the date of grant, except for those new options granted to eligible executive officers, in which case the exercise price of the new options will be the greater of the fair market value of the Company’s common stock on the date of grant, or 115% of the closing price of the Company’s stock on the date the exchanged options are cancelled. In addition, in order to comply with local laws, new options granted to participating employees in certain foreign jurisdictions may also have exercise prices that are higher than the fair market value of the Company’s common stock on the date of grant.

New options granted under the Exchange Program will have a term equal to the greater of the remaining term of the exchanged options, or 2 years from the new option grant date. New options will be subject to a one-year cliff vesting schedule, at which time the new option will be vested to the same percentage as the exchanged option would have been on that date. After one year, the new options will continue to vest and become exercisable as to 1/48th of the shares subject to the new option on each monthly anniversary of the new option grant date. All vesting of the new options is subject to the participating employee’s continued employment with the Company on each relevant vesting date.

On October 21, 2004, in accordance with the Exchange Program, the Company accepted and cancelled options to purchase 3,816,812 shares of its common stock and promised to grant approximately 2,327,334 new options to participating employees. The Company expects to grant the new stock options on April 22, 2005, which is the first business day that is six months and one day after cancellation of the exchanged options. No financial or accounting impact to the Company’s financial position, results of operations, or cash flows for the three or nine months ended September 30, 2004, was associated with this transaction.

10.    Warranty Reserves:

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, historical costs of repair, and knowledge of new products introduced. Estimated reserves for warranty costs are recorded at the time of shipment. The reserve for warranty costs was $249,000 as of September 30, 2004 and $205,000 as of December 31, 2003.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Quarterly Report. In many cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “intend”, or “continue”, or the negative of such terms and other comparable terminology. The following discussion contains forward-looking statements that involve risks and uncertainties including, without limitation, statements regarding our liquidity position, our expected overall growth, our revenues, our anticipated customer support sales, our anticipated gross margin, our anticipated operating expenses, and our exposure to foreign currency fluctuations. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below in “Factors That May Affect Future Results of Operations” and elsewhere in this Quarterly Report.

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

We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s electricity meter management project known as the Contatore Elettronico. We refer to Echelon’s revenues from sales to Enel and Enel’s suppliers as “Enel Project” revenue. We have been investing in products for use by electricity utilities in the management of electricity distribution. We refer to this revenue as networked energy services, or NES, revenue. We refer to all other revenue as LONWORKS Infrastructure revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

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

Sales Returns and Allowances. We sell our products and services to OEMs, systems integrators, and our other customers directly through our sales force and indirectly through distributors around the world. Sales to certain distributors are made under terms allowing limited rights of return. Sales to EBV, our largest distributor, accounted for 16.5% of total net revenues for the quarter ended September 30, 2004 and 10.8% for the same period in 2003; and 15.2% of total net revenues for the nine months ended September 30, 2004 and 8.9% for the same period in 2003. Worldwide sales to distributors, including those to EBV, accounted for approximately 17.0% of total net revenues for the quarter ended September 30, 2004 and 15.8% of total net revenues for the same period in 2003; and 21.4% of total net revenues for the nine months ended September 30, 2004 and 12.8% for the same period in 2003.

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

Other than standard warranty repair work, Enel and its designated contract meter manufacturers do not have rights to return products we ship to them. However, our agreement with Enel contains an “acceptance” provision, whereby Enel, or its designated meter manufacturer, is entitled to inspect products we ship to them to ensure the products conform, in all material respects, to the product’s specifications. Once the product has been inspected and approved by Enel, or its designated meter manufacturer, or if the acceptance period lapses before Enel inspects, approves, or disapproves the products, the goods are considered accepted. Prior to shipping our products to Enel, we perform, or have our suppliers perform, detailed reviews and tests to ensure the products have been manufactured in compliance with the specifications in our agreements with Enel and will meet all of Enel’s acceptance criteria. We do not ship products unless they have passed these reviews and tests. As a result, we record revenue for these products upon shipment to Enel. If Enel were to subsequently reject, in accordance with the terms of our agreements with them, any material portion of a shipment for not meeting the agreed upon specifications, we would defer the revenue on that portion of the transaction until such time as Enel and we were able to resolve the discrepancy. Such a deferral could have a material negative impact on the amount and timing of our Enel related revenues.

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

Our allowances for sales returns and other sales-related reserves were approximately $1.7 million as of September 30, 2004, and $1.4 million as of December 31, 2003.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit-worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions worsened, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $400,000 as of September 30, 2004 and $500,000 as of December 31, 2003.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $249,000 as of September 30, 2004 and $205,000 as of December 31, 2003.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to $8.2 million as of September 30, 2004.

We adopted SFAS 142 on January 1, 2002, and, as a result, ceased amortizing approximately $2.1 million of goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. The net balance of goodwill as of September 30, 2004 was $8.2 million. We review goodwill for impairment annually during the quarter ending March 31. Our review during the quarter ended March 31, 2004 indicated no impairment. If, as a result of an annual or any other impairment review that we perform in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge. Such a charge could have a material adverse impact on our financial position and/or operating results.

Results of Operations

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and September 30, 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Product	99.2%	99.1%	99.2%	99.1%
Service	0.8	0.9	0.8	0.9
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	41.4	33.1	41.9	41.9
Cost of service	2.0	2.0	1.9	2.0
Total cost of revenues	43.4	35.1	43.8	43.9
Gross profit	56.6	64.9	56.2	56.1
Operating expenses:
Product development	27.4	22.0	23.9	29.6
Sales and marketing	20.1	15.1	18.8	14.8
General and administrative	13.7	10.1	12.6	9.7
Total operating expenses	61.2	47.2	55.3	54.1
Income (loss) from operations	(4.6)	17.7	0.9	2.0
Interest and other income, net	2.7	1.8	2.2	1.9
Income (loss) before provision for income taxes	(1.9)	19.5	3.1	3.9
Income tax expense (benefit)	0.2	4.9	0.3	1.4
Net income (loss)	(1.7)%	14.6%	2.8%	2.5%

Revenues

Total revenues
	Three Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Total revenues	$22,741	$30,732	$(7,991)	(26.0%)
	Nine Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Total revenues	$78,065	$94,626	$(16,561)	(17.5%)

The $8.0 million decrease in total revenues for the quarter ended September 30, 2004 as compared to the same period in 2003 was primarily the result of a $8.1 million reduction in Enel Project revenues partially offset by a $139,000 increase in LONWORKS Infrastructure revenues. The $16.6 million decrease in total revenues for the nine months ended September 30, 2004 as compared to the same period in 2003 was primarily the result of a $19.7 million reduction in Enel Project revenues partially offset by a $3.1 million increase in LONWORKS Infrastructure revenues.

Product revenues
	Three Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Product revenues	$22,556	$30,447	$(7,891)	(25.9%)
	Nine Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Product revenues	$77,467	$93,819	$(16,352)	(17.4%)

The $7.9 million decrease in product revenues for the quarter ended September 30, 2004 as compared to the same period in 2003 was primarily the result of a $8.1 million reduction in Enel Project revenues partially offset by a $139,000 increase in LONWORKS Infrastructure revenues, which are primarily comprised of product sales. The $16.4 million decrease in total revenues for the nine months ended September 30, 2004 as compared to the same period in 2003 was primarily the result of a $19.7 million reduction in Enel Project revenues partially offset by a $3.1 million increase in LONWORKS Infrastructure revenues.

Enel Project revenues
	Three Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Enel Project revenues	$11,605	$19,742	$(8,137)	(41.2%)
	Nine Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Enel Project revenues	$43,796	$63,476	$(19,680)	(31.0%)

Revenues from the Enel Project will typically fluctuate from quarter to quarter, and from year to year, for reasons such as those described in more detail in the section entitled “Factors That May Affect Future Results of Operations.” The $8.1 million decrease in Enel Project revenues for the quarter ended September 30, 2004, as compared to the same period in 2003, was attributable to several factors. The primary reason for this decline was the fact that, late in the third quarter of 2004, we agreed to modify the data concentrator products we shipped to Enel during the third quarter of 2004. As a result, we postponed the recognition of revenue on these units until the modification work is completed, which we currently expect will be substantially completed in the fourth quarter of 2004. This resulted in a year-over-year decline in data concentrator revenues of approximately $6.5 million. In addition, during the third quarter of 2003, we recognized approximately $3.0 million of revenue related to one-time surcharges Enel agreed to pay Echelon for agreeing to ship to Enel’s meter manufacturers an older version of the metering kit. There was no corresponding revenue during the third quarter of 2004. Offsetting these reductions was an increase in metering kit revenue of approximately $1.4 million. This increase was due to an increase in the number of metering kits shipped during the third quarter of 2004, offset by a reduction in the average selling price for these products. Under the terms of our agreement with Enel, prices for the products we sell for the Enel Project are reduced based on the cumulative number of units shipped.

The $19.7 million decrease in Enel Project revenues for the nine months ended September 30, 2004 as compared to the same period in 2003 was also attributable to several factors. The primary reason for the decline was a reduction in data concentrator product revenues of approximately $10.8 million, which was the result of fewer units shipped during the nine months ended September 30, 2004 as compared to the same period in 2003, as well as our decision to postpone the recognition of revenue on units shipped during the third quarter of 2004 as discussed above. Additionally, metering kit revenues were down by approximately $6.0 million due primarily to a reduction in the average selling price of these products, offset by an increase in the number of units shipped during 2004. Lastly, the $3.0 million of revenue related to the one-time surcharge in the third quarter of 2003 also contributed to the year-over-year decline.

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

Given our significant dependence on one customer at this time, we continue to seek opportunities to expand our customer base. In 2002, we formed a new sales and marketing organization that has been tasked with identifying other customers for our NES system products. However, we can give no assurance that our efforts in the networked energy services area will be successful. To date, revenues generated from sales of our NES system products have been immaterial.

LONWORKS Infrastructure revenues
	Three Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

LONWORKS Infrastructure Revenues	$11,129	$10,990	$139	1.3%
	Nine Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

LONWORKS Infrastructure Revenues	$34,238	$31,150	$3,088	9.9%

Our LONWORKS Infrastructure revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. The $139,000 increase in LONWORKS Infrastructure revenues for the quarter ended September 30, 2004 as compared to the same period in 2003 was primarily attributable to improved economic conditions in Europe and North America. Also contributing to the increase was the impact of exchange rates on sales made in foreign currencies, principally the Japanese Yen, which contributed approximately $44,000 to the year-over-year increase. Offsetting these increases was a decrease in sales made to customers in the Asian markets we serve, primarily Japan. The $3.1 million increase in LONWORKS Infrastructure revenue for the nine months ended September 30, 2004 as compared to the same period in 2003 was also primarily attributable to improved economic conditions in our European and North American markets. Of the $3.1 million increase, approximately $163,000 was attributable to the impact of exchange rates on sales made in foreign currencies, principally the Japanese Yen. Offsetting this $3.l million year-over-year improvement was a slight reduction in sales made to our customers in Asia, with Japan again being the primary contributor to this decrease.

We believe that, in general, as long as the current worldwide economic recovery continues to gain momentum, revenues from our LONWORKS Infrastructure business will continue to improve during 2004 as compared to 2003. This expected improvement, however, will be subject to further fluctuations in the exchange rates between the U.S. Dollar and the Japanese Yen. If the U.S. Dollar were to strengthen against the Japanese Yen, our revenues would decrease. Conversely, if the U.S. Dollar were to weaken against the Japanese Yen, our revenues would increase. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in Japanese Yen (or other foreign currencies) and the magnitude of the exchange rate fluctuation from year to year. The portion of our revenues conducted in currencies other than the U.S. Dollar, principally the Japanese Yen, was about 3.9% for the quarter ended September 30, 2004 and 4.0% for the same period in 2003. We do not currently expect that, during the remainder of 2004, the portion of our revenues conducted in these foreign currencies will fluctuate significantly from that experienced in 2003. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

EBV revenues
	Three Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

EBV Revenues	$3,743	$3,305	$438	13.3%
	Nine Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

EBV Revenues	$11,849	$8,469	$3,380	39.9%

Sales to EBV, our largest distributor and the sole independent distributor of our products in Europe, accounted for 16.5% of our total revenues for the quarter ended September 30, 2004 and 10.8% of our total revenues for the same period in 2003; and 15.2% of our total revenues for the nine months ended September 30, 2004 and 8.9% for the same period in 2003. We believe the $438,000 increase between the two quarterly periods, and the $3.4 million increase between the two nine month periods, is primarily the result of improved economic conditions in Europe and other geographic areas where EBV serves its customers. Our contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2005. If our agreement with EBV is not renewed, or is renewed on terms that are less favorable to us, our revenues could decrease and our future financial position could be harmed. We currently sell our products to EBV in U.S. Dollars. Therefore, the associated revenues are not subject to foreign currency exchange rate risks. However, EBV has the right, on notice to our company, to require that we sell our products to them in Euros.

Service revenues
	Three Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Service Revenues	$185	$285	$(100)	(35.1%)

	Nine Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Service Revenues	$598	$807	$(209)	(25.9%)

The $100,000 decrease in LONWORKS Infrastructure service revenues during the quarter ended September 30, 2004 as compared to the same period in 2003, and the $209,000 decrease during the nine months ended September 30, 2004 as compared to the same period in 2003, were the result of a continued decrease in our customers’ use of our support and training services. We believe that the worldwide economic recession in 2002 and 2003 forced many of our customers to curtail spending for training and support. Although worldwide economic conditions began to improve during late 2003, and have continued to improve during 2004, we do not expect our service revenues to increase over 2003 levels. In fact, we believe that many of our customers will continue to refrain from purchasing our customer support and training offerings during 2004 in an effort to minimize their operating expenses.

Gross Profit and Gross Margin
	Three Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Gross Profit	$12,878	$19,956	$(7,078)	(35.5%)
Gross Margin	56.6%	64.9%	--	(8.3)
	Nine Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Gross Profit	$43,843	$53,066	$(9,223)	(17.4%)
Gross Margin	56.2%	56.1%	--	0.1

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

The 8.3 percentage point reduction in gross margin during the third quarter of 2004 as compared to the same period in 2003 was the result of several factors. As discussed above, during the third quarter of 2003, we recognized approximately $3.0 million of revenue related to one-time surcharges Enel agreed to pay Echelon for agreeing to ship to Enel’s meter manufacturers an older version of the metering kit. This $3.0 million had no corresponding cost of goods sold, and thus increased gross profit during the third quarter of 2003 by $3.0 million. Excluding the impact of this $3.0 million, gross margin during the third quarter of 2003 would have been 61.1%, 4.5 percentage points better than what was achieved during the third quarter of 2004. This 4.5 percentage point reduction was primarily attributable to the fact that we did not recognize any revenue associated with data concentrator product shipments during the third quarter of 2004 due to pending modification work. In the mix of products sold to Enel and its meter manufacturers, the data concentrator products generally have a higher gross margin percentage than do the metering kits. As a result, when the ratio of data concentrator product revenue as a percentage of overall Enel project revenue increases, gross margin improves. Conversely, when the revenue ratio decreases, as it did during the third quarter of 2004, overall gross margins will decline. Offsetting the negative impact the reduction in data concentrator product revenue had on overall gross margins was an improvement in the gross margin achieved on our LONWORKS Infrastructure revenues. As discussed above, a portion of our cost of goods sold relates to certain indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when revenue levels increase, as they did with our LONWORKS Infrastructure revenues during the third quarter of 2004 as compared to the same period in 2003, gross margins improve.

We expect that, for full year 2004, our overall gross margin will slightly exceed the 55.9% experienced in 2003.

Operating Expenses

Product Development
	Three Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Product Development	$6,227	$6,753	$(526)	(7.8)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Product Development	$18,623	$28,034	$(9,411)	(33.6)%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility and other allocated costs, fees paid to third party consultants, depreciation and amortization, expensed material, and other costs associated with the development of new technologies and products.

One of the primary factors contributing to the $526,000 decrease in product development expenses during the quarter ended September 30, 2004 as compared to the same period in 2003 was the amortization of acquired intangibles in 2003. During the third quarter of 2003, we incurred amortization expense of approximately $264,000 related to purchased technology assets acquired in 2002 and 2003. Those assets became fully amortized in the first and second quarters of 2004. As a result, there was no corresponding amortization expense recorded in the third quarter of 2004. In addition to this decrease, we also experienced decreases in product development expenses totaling approximately $591,000 related to compensation costs and prototype and other expensed material. Compensation related costs, which decreased by approximately $416,000 between the two periods, were reduced primarily as a result of a reduction in the number of personnel in our product development group, as well as a reduction in the management bonus incentive plan for certain members of our development staff. Offsetting these decreases were increases in fees paid to third party consultants and facility and other allocated costs, which totaled approximately $320,000.

The primary factor contributing to the $9.4 million decrease in product development expenses during the nine months ended September 30, 2004 as compared to the same period in 2003 was costs incurred in 2003 attributable to the asset acquisition transaction with Metering Technology Corporation, or MTC. For additional information regarding this transaction, please refer to the “Acquisitions” section later in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. In conjunction with the MTC transaction, we expensed approximately $9.8 million related to in-process research and development and an additional $478,000 related to amortization of purchased technology during the nine month period ending September 30, 2003. For the nine months ended September 30, 2004, the amortization expense related to these acquired MTC intangibles totaled $239,000. Excluding the $10.0 million impact of the MTC transaction, product development expenses during the nine months ended September 30, 2004 increased by approximately $636,000 as compared to the same period in 2003. This increase between the two nine month periods was primarily the result of increased facilities and other allocated costs associated with our new corporate headquarters building in San Jose and increased fees paid to third party consultants, offset by a decrease in compensation related costs.

We expect that, for full year 2004, product development expenses will be reduced from 2003 levels due primarily to the fact that the $9.8 million in-process research and development charge taken in the second quarter of 2003 was a one-time charge. However, we also expect that our product development expenses in 2004 will be somewhat higher than those incurred in 2002 and prior years, due primarily to the added costs associated with the employees we have added to support the development of our NES products.

Sales and Marketing
	Three Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Sales and Marketing	$4,572	$4,662	$(90)	(2.0)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Sales and Marketing	$14,660	$13,965	$695	5.0%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

The $90,000 decrease in sales and marketing expenses during the quarter ended September 30, 2004 as compared to the same period in 2003 was primarily attributable to reductions in compensation and other employee related expenses of approximately $183,000 and facilities and other allocated expenses of approximately $126,000. The reduction in compensation and other employee related expenses was primarily due to a reduction in expenses associated with our management incentive bonus plan for certain members of our sales and marketing staff. Offsetting these reductions were increases in advertising and other marketing costs of approximately $101,000, travel and entertainment expenses of approximately $51,000, and supplies and equipment rental of approximately $49,000.

The $695,000 increase in sales and marketing expenses during the nine months ended September 30, 2004 as compared to the same period in 2003 was primarily attributable to increases in salary, commission, and other employee related expenses of approximately $441,000, travel and entertainment expenses of approximately $200,000, advertising and other marketing costs of approximately $200,000, fees paid to third party service providers of approximately $150,000, and supplies and equipment rental expenses of approximately $136,000, offset by reductions in facilities and other allocated expenses of approximately $293,000 and other miscellaneous sales and marketing related expenses of approximately $131,000.

In evaluating the changes in sales and marketing expenses between the two quarterly and nine month periods, the impact of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the Pound Sterling, and the Japanese Yen, must also be taken into consideration. While expenses between the two quarterly periods decreased in total by $90,000, the impact of exchange rate fluctuations increased these costs by approximately $113,000 in the third quarter of 2004. For the nine month period ending September 30, 2004, sales and marketing expenses increased by approximately $430,000 due to exchange rate fluctuations. Excluding the impact of these foreign currency exchange rate fluctuations, sales and marketing expenses would have decreased between the two quarterly periods by approximately $203,000 versus $90,000, and would have increased between the two nine month periods by approximately $265,000 versus $695,000.

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

General and Administrative
	Three Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

General and Administrative	$3,123	$3,093	$30	1.0%
	Nine Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

General and Administrative	$9,855	$9,154	$701	7.7%

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $30,000 increase in general and administrative expenses during the quarter ended September 30, 2004 as compared to the same period in 2003 was primarily attributable increases in legal and accounting fees of approximately $308,000, premiums for certain insurance policies and other general expenses of approximately $70,000, and increased travel and entertainment costs of approximately $58,000, offset by decreases in compensation related costs of $319,000 and facilities and other allocated expenses of $143,000. The reduction in compensation related expense was primarily related to a reduction in costs associated with our management incentive bonus plan for certain members of our general and administrative staff.

The $701,000 increase in general and administrative expenses during the nine months ended September 30, 2004 as compared to the same period in 2003 was primarily attributable to increases in costs associated with our second new building at our corporate headquarters facility in San Jose of approximately $692,000, legal, accounting, and other third party service provider fees of approximately $251,000, and insurance and other general corporate expenses of approximately $88,000, offset by decreases in compensation related costs of approximately $330,000.

We expect that, for full year 2004, general and administrative costs will increase over 2003 levels. This higher level of spending will be due, in part, to additional administrative requirements imposed by the Sarbanes-Oxley Act of 2002, as well as legal costs associated with our arbitration with Enel.

Interest and Other Income, Net
	Three Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Interest and Other Income, Net	$609	$537	$72	13.4%
	Nine Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Interest and Other Income, Net	$1,755	$1,820	$(65)	(3.6%)

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. In addition, foreign exchange translation gains and losses related to short-term intercompany balances are also reflected in this amount.

The $72,000 increase in interest and other income, net during the quarter ended September 30, 2004 as compared to the same period in 2003 is primarily attributable to an increase in interest income between the two periods. This increase is primarily the result of an increase in the average amount of invested cash during the third quarter of 2004. The $65,000 decrease in interest and other income, net during the nine months ended September 30, 2004 as compared to the same period in 2003 was primarily attributable to lower average yield on our investment portfolio. Although the average amount of our invested cash increased during the nine months ended September 30, 2004 as compared to the same period in 2003, the impact of short-term interest rate reductions, which began in late 2001 and continued through 2003, has had an overall negative impact on our interest income. As short-term investments we purchased in 2002 and 2003 come to maturity, we have been forced to re-invest these funds in instruments with lower effective yields, thus reducing interest income.

In addition to interest income, fluctuations in exchange rates between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro and the Pound Sterling, also have an impact on interest and other income, net. In accordance with SFAS No. 52, Foreign Currency Translation, we account for foreign currency translation gains and losses associated with our short-term intercompany balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar strengthens in value against these foreign currencies, the associated translation gains favorably impact other income. Conversely, when the U.S. dollar weakens, the resulting translation losses negatively impact other income. During the quarter and nine months ended September 30, 2004, we recognized translation losses associated with these short-term intercompany balances of approximately $41,000 and $42,000, respectively. For the quarter and nine month periods ended September 30, 2003, we recognized translation losses of approximately $26,000 and $129,000, respectively.

Although interest rates have increased modestly over the last several months, they remain at historically low levels. As long as rates remain relatively low, we expect that our interest income will remain low as compared to prior years. In addition, future fluctuations in the exchange rates between the U.S. Dollar and the currencies in which we maintain our short-term intercompany balances (principally the Euro and the British Pound) will also affect our interest and other income, net.

Provision for Income Taxes
	Three Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Provision for Income Taxes	$(35)	$1,496	$(1,531)	(102.3)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	2004 over 2003 $ Change	2004 over 2003 % Change

Provision for Income Taxes	$197	$1,316	$(1, 119)	(85.0)%

The provision for income taxes for 2004 includes a provision for federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes for the quarter and nine months ended September 30, 2004, primarily consist of taxes related to profitable foreign subsidiaries, federal alternative minimum taxes, and various state minimum and regular income taxes. Income taxes were a benefit of $35,000 for the quarter ended September 30, 2004 and an expense of $1.5 million for the same period in 2003. Income tax expense was $197,000 for the nine months ended September 30, 2004, and $1.3 million for the same period in 2003.

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

Purchase Commitments. We utilize several contract manufacturers who manufacture and test our products requiring assembly. These contract manufacturers acquire components and build product based on demand information supplied by us in the form of purchase orders and demand forecasts. These purchase orders and demand forecasts generally cover periods that range from one to nine months, and in some cases, up to one year. We also obtain individual components for our products from a wide variety of individual suppliers. We generally acquire these components through the issuance of purchase orders, which cover periods ranging from one to nine months. Lastly, we routinely issue purchase orders to various vendors and service providers from whom we procure goods and services necessary to run our day-to-day business operations. These purchase orders generally cover periods ranging from one to 12 months. In certain cases, where long-term agreements have been entered into, these purchase orders may exceed 12 months.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. Dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $125,000 during the quarter ended September 30, 2004, and $130,000 for the same period in 2003. Royalty expense was approximately $355,000 for the nine months ended September 30, 2004, and $427,000 for the same period in 2003.

As of September 30, 2004, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$ 36,372	$ 4,845	$ 9,099	$ 9,041	$ 13,387
Purchase commitments	10,877	10,783	94	--	--
Total	$42,249	$15,628	$ 9,193	$ 9,041	$13,387

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although since 2002 we have also been able to finance our operations through operating cash flow. From inception through September 30, 2004, we raised $277.8 million from the sale of preferred stock and common stock.

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

In March and August 2004, our Board of Directors approved a second stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations, and subject to prior approval by the Board of Directors. No repurchases have been made since the repurchase program was approved. The second stock repurchase program will expire in March 2005.

The following table presents selected financial information as of September 30, 2004 and for each of the last three fiscal years (Dollars in thousands):

	September 30, 2004	2003	2002	2001
Cash, cash equivalents, and short-term investments	$161,250	$144,923	$134,489	$111,653
Trade accounts receivable, net	12,599	20,110	22,930	29,113
Working capital	169,617	160,745	156,320	151,748
Stockholders’ equity	207,758	200,924	195,018	174,717

As of September 30, 2004, we had $161.3 million in cash, cash equivalents, and short-term investments, an increase of $16.3 million as compared to December 31, 2003. Historically, our primary source of cash has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Net cash provided by operating activities. Net cash provided by operating activities has historically been driven by net income levels, adjustments for non-cash charges such as depreciation, amortization, and in-process research and development charges, and fluctuations in operating asset and liability balances. Net cash provided by operating activities was $13.7 million for the nine months ended September 30, 2004, a $11.2 million decrease over the same period in 2003. During the nine months ended September 30, 2004, net cash provided by operating activities was generated primarily from changes in our operating assets and liabilities of $7.7 million, net income of $2.3 million, and $3.7 million of depreciation and amortization. Cash provided by operating activities for the nine months ended September 30, 2003 was generated primarily from in-process research and development of $9.8 million and $3.9 million of depreciation and amortization, net income of $2.4 million, and changes in our operating assets and liabilities of $8.8 million.

Net cash used for investing activities. Net cash used for investing activities has historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used for investing activities was $2.4 million for the nine months ended September 30, 2004, a $26.0 million decrease from the same period in 2003. During the nine months ended September 30, 2004, net cash used for investing activities was primarily the result of purchases of $111.6 million of available-for-sale short-term investments, capital expenditures of $1.6 million, purchases of restricted investments of $238,000, and changes in our other long-term assets of $146,000, offset by proceeds from sales and maturities of available-for-sale short-term investments of $111.1 million. Net cash used in investing activities for the nine months ended September 30, 2003 of $28.4 million was impacted primarily by transactions involving our available for sale short-term investments, the $11.0 million purchase of certain assets of MTC, and capital expenditures of $4.6 million.

Net cash provided by financing activities. Net cash provided by financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase program. Net cash provided by financing activities was $5.1 million for the nine months ended September 30, 2004, a $2.5 million increase over the same period in 2003. For both the nine months ended September 30, 2004 and the nine months ended September 30, 2003, net cash provided by financing activities was comprised of proceeds from the exercise of stock options by employees and directors.

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

Our existing cash, cash equivalents, and investment balances may decline in the event of a weakening of the economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances, together with our anticipated cash flows from operations, will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed later in this discussion in the section titled “Factors That May Affect Future Results of Operations.” In the unlikely event that we would require additional financing within this period, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

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

Of the acquired intangible assets of $10.8 million, $9.8 million was assigned to IPR&D and was charged to product development expenses on the date the assets were acquired. The remaining $957,000 was assigned to purchased technology and was amortized over its estimated useful life of one year. During the quarter ended March 31, 2004, amortization expense of approximately $239,000 related to this purchased technology was recorded in product development expenses. As of March 31, 2004, the $957,000 purchased technology was fully amortized. As such, there has been no additional amortization of this purchased technology reflected in our operating results since the first quarter of 2004.

Since the date of the asset purchase, we have focused the efforts of the employees who joined our company from MTC on the development of a new LONWORKS based electricity meter to be used in our Networked Energy Services, or NES, product offering. The foundation for this new electricity meter was a prototype design developed by MTC prior to the asset purchase transaction.

Related Party Transactions

During the quarter and nine months ended September 30, 2004, and during the years ended December 31, 2003, 2002, and 2001, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

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

In September 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million (see Note 7 to our accompanying consolidated financial statements for additional information on our transactions with Enel). The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. As of October 31, 2004, Enel had not disposed of any of its 3.0 million shares. In the event Enel elects to sell all or a portion of its holdings in our shares, such sale or sales could depress the market price of our stock during the period in which such sales are made.

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. Enel appointed Mr. Francesco Tatò as its representative to our board of directors in September 2000. As a consequence of the expiration of Mr. Tatò’s mandate as Enel’s Chief Executive Officer, Mr. Tatò resigned as Board member in all of Enel’s subsidiaries and affiliates, including Echelon. His resignation from our board of directors was effective in September 2002. Enel has reserved its right to nominate a new member of our board of directors, although, as of October 31, 2004, they have not done so. During the term of service of Enel’s representative on our board of directors from September 2000 to September 2002, Enel’s representative abstained from resolutions on any matter relating to Enel.

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement (the “R&D Agreement”) with an affiliate of Enel. Under the terms of the R&D Agreement, we are cooperating with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy. For the quarter and nine months ended September 30, 2004, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $11.6 million and $43.8 million, respectively, $8.8 million of which was included in accounts receivable at September 30, 2004. For the quarter and nine months ended September 30, 2003, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $19.7 million and $63.5 million, respectively, $13.7 million of which was included in accounts receivable at September 30, 2003. We expect that full year 2004 revenue relating to the Enel Project will decline as compared to the $75.8 million recognized in 2003. In addition, we expect that we will complete our Enel Project related deliveries during 2005, after which revenue, if any, from Enel and its designated manufacturers will be reduced to an immaterial amount.

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

Recently Issued Accounting Standards

In March 2004, the FASB issued EITF Issue No. 03-1, or EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We do not currently expect the adoption of EITF 03-1 will have a material impact on our financial position, results of operations, or cash flows.

In June 2004, the FASB issued EITF Issue No. 02-14, or EITF 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that the investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We do not currently expect the adoption of EITF 02-14 will have a material impact on our financial position, results of operations, or cash flows.

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

In June 2000, we entered into an R&D Agreement with an affiliate of Enel S.p.A., an Italian utility company. Under the terms of the Agreement, we agreed to work with Enel to integrate our LonWorks technology into Enel’s Contatore Elettronico remote metering management project in Italy. During the quarter ended September 30, 2004, revenue attributable to the Contatore Elettronico project was approximately $11.6 million, or 51.0% of our total revenue. For the nine months ended September 30, 2004, revenue attributable to the Contatore Elettronico project was approximately $43.8 million, or 56.1% of our total revenue. We expect the Contatore Elettronico project to account for the majority of our targeted revenue for 2004.

We face a number of risks as we continue this project, including:

•	in May 2004, we announced that Enel filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the R&D Agreement. Enel claims that the R&D Agreement obligates us to supply Enel with additional concentrator and metering kit products for use outside of Italy and to cooperate with Enel to market Enel’s Contatore Elettronico system internationally. Enel is seeking to compel our company to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, and to pay unspecified damages. Regardless of the outcome of the arbitration proceedings, the action will divert our management’s attention from other business and will cause us to incur legal and other costs to defend against Enel’s claims. It may also cause our customers or potential customers in the utility business to question whether the arbitration will affect our NES business. In addition, if Enel is successful in the arbitration, then we may have to pay as yet unspecified damages, and Enel may seek to terminate the R&D Agreement. These factors could have a material negative effect on our results of operations and our financial condition;
•	a dispute could develop between Enel and our company regarding the scope of any of the other obligations of the parties with respect to the Contatore Elettronico project, the R&D Agreement or other agreements, or with respect to product suitability, quality, price, specifications, quantities, or other issues. Even if we should prevail in such a dispute, the costs incurred by Echelon and the diversion of time by key employees could adversely affect our company. If any dispute is not resolved in our favor or in a timely manner, the project, or revenue generated from the project, could be delayed, could become less profitable to us, could result in damages or losses, or either we or Enel could seek to terminate the R&D Agreement. From time to time, we have interpreted the contracts between our companies differently from Enel, which has led to disagreements. For example, as a result of a dispute regarding the compensation owed to us for the transition from the second version of metering kit to the third generation of metering kit, which dispute has since been resolved, we deferred approximately $2.7 million of revenue from the second quarter to the third quarter of 2003;
•	Enel could decide to no longer pursue the Contatore Elettronico project to the extent we currently contemplate, or Enel could replace the LONWORKS technology used by Enel in the Contatore Elettronico project with other technology;
•	once manufactured, electricity meters, data concentrators, or other products used in the Contatore Elettronico project may not be installed by Enel in accordance with Enel’s scheduled roll-out plan. Also, Enel could decide to reduce its inventories of electricity meters or data concentrators. As a result, excess inventories could develop for periods of time, which could result in the delay or cancellation of additional product shipments to Enel and the contract equipment manufacturers that Enel has selected to manufacture electricity meters for the project;
•	Enel may not successfully develop or maintain the management center software to monitor and control the electricity meters and other products used in the Contatore Elettronico project, or the management center software that Enel develops may not be scalable enough to support the estimated 27 million meters that Enel intends to install as part of the project. As a result, Enel might reduce purchases of electricity meters or other products, thereby reducing future shipments of our products;
•	under the Contatore Elettronico project, each order for electricity meters must be made by public tender. Any future public tenders for electricity meters may not be completed in a timely fashion, and this may delay production of electricity meters with an associated delay in shipments of products by us to Enel’s contract equipment manufacturers;
•	the R&D Agreement between Enel and our company might be terminated if, among other things, either party materially breaches its obligations under the agreement;
•	third parties may contest part or all of our agreement with Enel, or the Contatore Elettronico project in general. For example, the European Union and/or the Italian government could require a change in the sources of supply in order to satisfy rules regarding competition, thereby delaying or changing the scope of the project; or
•	our research and development or support activities under the Contatore Elettronico project might be unsuccessful.

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

Enel has selected several contract equipment manufacturers, or meter manufacturers, to manufacture electricity meters for the Contatore Elettronico project. We sell a product called a metering kit to these meter manufacturers as part of this project. Our shipments of metering kits depend, to a large extent, on the production of electricity meters. In addition, the sales of our data concentrator products to Enel depend, in part, on the production of electricity meters. Our success under the Contatore Elettronico project could be affected by the meter manufacturers for many reasons, including:

•	disputes may arise with us regarding product quality or responsibility for costs incurred by the meter manufacturers relating to metering kits;
•	if the meter manufacturers fail to meet their intended production or quality levels, fail to pay us in accordance with agreed-upon payment terms for products we ship to them, or breach any of their agreements with us, we could elect to cancel orders for products from meter manufacturers, delay shipment of products to meter manufacturers, or otherwise fail to achieve our revenue targets for the Contatore Elettronico project;
•	the meter manufacturers may not achieve their intended production levels;
•	we may be prohibited by government trade sanctions from selling metering kits to one or more meter manufacturers;
•	the meter manufacturers may not be able to maintain product quality at the levels required to successfully install electricity meters;
•	the meter manufacturers may not maintain sufficient net working capital to fund production of electricity meters or may fail to provide letters of credit that we mandate; and
•	the meter manufacturers may experience excess raw material and finished goods inventories if they fail to achieve intended production and/or quality levels and may therefore reduce future purchases of our products until their inventories return to acceptable levels.

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

In May 2002, we formed a Service Provider Group tasked with selling our networked energy services, or NES, system to utility companies and value added resellers around the world. We believe that utility companies generally require a lengthier sales cycle than do most of our other customers. In most instances, one or more field trials of our products may be required before a final decision is made by the utility. For example, Continuon Netbeheer, a utility grid operator located in the Netherlands, has completed a limited field trial of our NES system within its service territory. We do not know if Continuon will decide to move forward with a mass deployment, and even if Continuon decides to proceed, we may not be able to negotiate mutually agreeable terms for such a deployment. In addition, there is generally an extended development and integration effort required in order to incorporate the new technology into the utility’s existing infrastructure. Due to the extended sales cycle and the additional development and integration time required, we do not currently believe that we will be able to find one or more replacements for the Enel project before the Enel project is terminated or completed. If we are not able to replace the revenues generated by the Enel project, our revenues and results of operations will be harmed.

Although we have invested substantial amounts of time and money into our NES system, our utility market product offerings may not be accepted by our targeted customers, or may fail to meet our financial targets. If we incur penalties and/or damages with respect to sales of the NES system, such penalties and/or damages could have an adverse effect on our financial condition, revenues, and operating results.

To be successful in our efforts to sell our NES system, we have invested and intend to continue to invest significant resources in the development of the NES system. For example, in April 2003 we acquired certain assets of Metering Technology Corporation, or MTC, in exchange for $11.0 million in cash and the assumption of certain liabilities. Among the assets acquired was the right to use MTC’s developed electricity meter technology. As we have integrated their technology into our NES system, we have incurred and expect to continue to incur significant development costs.

We cannot assure you that our NES system will be accepted in the utility market place. For example, in order to realize all of the benefits of the NES system, a utility must replace a significant portion of its metering infrastructure with a homogenous population of intelligent, networked meters. In addition, even if the NES system meets a utility’s technical specifications, we may not be able to meet all of the utility’s contractual requirements. We also cannot assure you that, if accepted by the utilities, our NES system will generate economic returns that meet our financial targets. For example, revenues from our NES system offering may be lower than we anticipate, as was the case for actual versus targeted NES system revenues for the second and third quarters of 2004. The timing of these revenues could also fluctuate from our business plan for a variety of reasons, including the contractual acceptance provisions we agree to when negotiating our NES system sales agreements. Additionally, the gross margins we receive from our NES system offering will not be as high as for many of our other products.

Even if we are successful in penetrating the utility market with our NES system offering, we face competition from many companies. For example, we believe that Enel, our largest customer, has designed a system that it intends to use to compete with our NES system using third party products instead of our products. Enel has significantly greater experience and financial, technical, and other resources than we have. Enel recently announced an alliance with IBM to market and sell metering systems worldwide. While we continue to discuss with Enel and IBM what role, if any, our company may have in supporting that alliance, it is possible that our company might not contribute, or that if we do contribute, our revenues may not be as high as for our other products. In addition, if we do contribute, such contribution could have a negative impact on our marketing efforts for the NES system. Other competitors, including Actaris, Atos Origin, DCSI, Elster, Hexagram, Hunt Technologies, Itron, Iskraemeco, Nexus, and Ramar, as well as our own customers such as Enermet, Horstmann Controls, Kamstrup, and Milab, could also develop and market their own multi-service metering systems that will compete with our NES system offering. Our NES system will compete with other offerings both in terms of technical capabilities as well as in terms of warranties, indemnities, penalties, and other contractual provisions.

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

Our future success will also depend significantly on our ability to manufacture our products cost-effectively, in sufficient volumes and in accordance with quality standards. For most of our products requiring assembly, we use contract electronic manufacturers, including WKK Technology, Able Electronics, and TYCO TEPC/Transpower. These contract electronic manufacturers procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks. By using third parties to manufacture our products, we have reduced control over quality, costs, delivery schedules, product availability, and manufacturing yields. For instance, quality problems at a contract equipment manufacturer could result in missed shipments to our customers and unusable inventory. Such delays could, among other things, reduce our revenues, increase our costs associated with inventory reserves, and cause us to incur penalties. In addition, contract electronic manufacturers can themselves experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers.

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

As previously discussed, we currently purchase several key products and components only from sole or limited sources. For some of these suppliers, we do not maintain signed agreements that would obligate them to supply to us on negotiated terms. As a result, we may be vulnerable to price increases for products or components. In addition, in the past, we have occasionally experienced shortages or interruptions in supply for certain of these items, which caused us to delay shipments beyond targeted or announced dates. To help address these issues, we may decide to purchase quantities of these items that are in excess of our estimated requirements. As a result, we could be forced to increase our excess and obsolete inventory reserves to provide for these excess quantities. If we experience any shortage of products or components of acceptable quality, or any interruption in the supply of these products or components, or if we are not able to procure these products or components from alternate sources at acceptable prices and within a reasonable period of time, our revenues, gross profits or both could decrease. In addition, under the terms of some of our contracts with our customers, we may also be subject to penalties if we fail to deliver our products on time.

Although we have achieved profitability, we have a history of losses and cannot guarantee that profits will increase or continue in the future.

For the nine months ended September 30, 2004, we generated a profit of $2.3 million. As of September 30, 2004, we had an accumulated deficit of $67.4 million. We have invested and expect to continue investing significant financial resources in product development, marketing and sales.

Our future operating results will depend on many factors, including:

•	timely installation of Enel’s Contatore Elettronico project;
•	adoption of our NES solution and other products by service providers for use in utility and/or other home automation projects;
•	the affect of expensing stock option grants or other compensatory awards to our employees, if and when such requirements become effective;
•	continuation of worldwide economic growth, particularly in certain industries such as semiconductor manufacturing equipment;
•	the ability of our contract electronic manufacturers to provide quality products on a timely basis, especially during periods where excess capacity in the contract electronic manufacturing market is reduced;
•	growth in acceptance of our products by OEMs, systems integrators, service providers and end-users;
•	the level of competition that we face;
•	our ability to attract new customers in light of increased competition;
•	our ability to develop and market, in a timely and cost-effective basis, new products that perform as designed;
•	costs associated with business acquisitions, including up-front in-process research and development charges and ongoing amortization expenses related to other identified intangible assets;
•	ongoing operational expenses associated with any future business acquisitions;
•	results of impairment tests that we will perform from time to time in the future, in accordance with SFAS 142, with respect to goodwill and other identified intangible assets that we acquired in the past or that we may acquire in the future. If the results of these impairment tests indicate that an impairment event has taken place, we will be required to take an asset impairment charge that could have a material adverse effect on our operating results; and
•	general economic conditions.

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

Our quarterly and annual results have varied significantly from period to period, and we have, on occasion, failed to meet securities analysts’ expectations. For example, in the first and second quarters of 2004, we generated net income totaling $2.7 million, whereas in the third quarter, we generated a net loss of $400,000. Our future results may continue to fluctuate and may not meet analysts’ expectations in some future period. As a result, the price of our common stock could fluctuate or decline. Some factors that could cause this variability, many of which are outside of our control, include the following:

•	revenues from the Enel project may fail to meet analysts’ expectations or our revenue and earnings guidance;
•	we may fail to meet stockholder expectations relating to our NES system and additional utility customers and applications;
•	we may fail to meet stockholder expectation for revenue growth in our sales of LONWORKS Infrastructure products to OEMs and systems integrators;
•	the rates at which OEMs purchase our products and services may fluctuate;
•	our products may not be manufactured in accordance with specifications or our established quality standards, or may not perform as designed;
•	we may fail to introduce new products on a timely basis or before the end of an existing product’s life cycle;
•	downturns in any customer’s or potential customer’s business, or declines in general economic conditions, could cause significant reductions in capital spending, thereby reducing the levels of orders from our customers;
•	we may face increased competition in both our LONWORKS Infrastructure business and our NES business;
•	market acceptance of our products may decrease;
•	our customers may delay or cancel their orders;
•	the mix of products and services that we sell may change to a less profitable mix;
•	shipment and payment schedules may be delayed;
•	our pricing policies or those of our competitors may change;
•	we could incur costs associated with business acquisitions, including up-front in-process research and development charges and ongoing amortization expenses related to other identified intangible assets;
•	we could incur ongoing operational expenses associated with future business acquisitions;
•	the results of impairment tests that we will perform from time to time in the future, in accordance with SFAS 142, with respect to goodwill and other identified intangible assets that we acquired in the past or that we may acquire in the future. If the results of these impairment tests indicate that an impairment event has taken place, we will be required to take an asset impairment charge that could have a material adverse effect on our operating results;
•	our product distribution may change; and
•	product ratings by industry analysts and endorsements of competing products by industry groups could hurt the market acceptance of our products.

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

To address these issues, the agreements we maintain with our customers typically contain provisions intended to limit our exposure to potential errors and omissions claims as well as any liabilities arising from them. In certain very limited instances, these agreements require that we be named as an additional insured on our customer’s insurance policies. However, our customer contracts and additional insured coverage may not effectively protect us against the liabilities and expenses associated with errors or failures attributable to our products. For example, utility customers purchasing our NES system may require that we agree to indemnities or penalties in excess of the provisions we typically employ with our LONWORKS Infrastructure business, or that are not limited at all. Also, local laws may impose liability for NES system or other product failures, including liability for harm to property or persons. Such failures could harm our reputation, expose our company to liability, and adversely affect our operating results and financial position.

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

Our international sales and marketing operations are located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 81.7% of our total net revenues for the quarter ended September 30, 2004 and 86.7% of our total net revenues for the same period in 2003; and 84.1% of our total revenues for the nine months ended September 30, 2004 and 87.5% for the same period in 2003. We expect that international sales will continue to constitute a significant portion of our total net revenues.

Our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. In addition, we may not be able to maintain or increase the international demand for our products. Additional risks inherent in our international business activities generally include the following:

•	international terrorism and anti-American sentiment;
•	currency fluctuations;
•	unexpected changes in regulatory requirements, tariffs and other trade barriers;
•	costs of localizing products for foreign countries and lack of acceptance of non-local products in foreign countries;
•	longer accounts receivable payment cycles;
•	difficulties in managing international operations;
•	labor actions generally affecting individual countries, regions, or any of our customers which could result in reduced demand for our products;
•	potentially adverse tax consequences, including restrictions on repatriation of earnings; and
•	the burdens of complying with a wide variety of foreign laws.

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

Fluctuations in the value of currencies in which we conduct our business relative to the U.S. Dollar could cause currency translation adjustments. The portion of our revenues conducted in currencies other than the U.S. Dollar, principally the Japanese Yen, was about 3.9% for the quarter ended September 30, 2004 and 4.0% for the same period in 2003; and 3.2% for the nine months ended September 30, 2004 and 3.3% for the same period in 2003. In addition, much of our sales and marketing expenses, as well as certain other costs, are incurred in currencies other than the U.S. Dollar. For example, if China revalues its currency, the Chinese Renminbi, against the U.S. Dollar, the costs of products and manufacturing and other services that we obtain from our suppliers and contractors in China could increase significantly. If the value of the U.S. Dollar declines as compared to the local currency where the expenses are incurred, our expenses, when translated back into U.S. Dollars, will increase. For example, using the currency rates in effect as of September 30, 2004, our 2003 costs and expenses, as reported in U.S. Dollars, would have increased by approximately $723,000. This would have resulted in a $0.02 reduction in earnings per share for 2003.

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

Our business may suffer if it is alleged or found that our products infringe the intellectual property rights of others.

Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, from time to time we may receive notice that a third party believes that our products may be infringing certain patents or other intellectual property rights of that third party. We may also be contractually obligated to indemnify our customers or other third parties that use our products in the event they are alleged to infringe a third party’s intellectual property rights. Responding to those claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. In the event our products are infringing upon the intellectual property rights of others, we may elect or be required to redesign our products so that they do not incorporate any intellectual property to which the third party has or claims rights. As a result, some of our product offerings could be delayed, or we could be required to cease distributing some of our products. In the alternative, we could seek a license for the third party’s intellectual property, but it is possible that we would not be able to obtain such a license on reasonable terms, or at all. Any delays that we might then suffer or additional expenses that we might then incur could adversely affect our revenues, operating results and financial condition.

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

Competition in our markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and rapid changes in customer requirements. To maintain and improve our competitive position, we must continue to develop and introduce, on a timely and cost-effective basis, new products, features and services that keep pace with the evolving needs of our customers. The principal competitive factors that affect the markets for our control network products include the following:

•	our ability to develop and introduce new products on a timely basis;
•	our product reputation, quality, and performance;
•	the price and features of our products such as adaptability, scalability, functionality, ease of use, and the ability to integrate with other products;
•	our customer service and support; and
•	warranties, indemnities, and other contractual terms.
.
In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. For our LONWORKS Infrastructure business, our competitors include some of the largest companies in the electronics industry, such as Siemens in the building and industrial automation industries, and Allen-Bradley (a subsidiary of Rockwell) and Groupe Schneider in the industrial automation industry. Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, and broader product offerings. As a result, these competitors may be able to devote greater resources to the development, marketing, and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufacture and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Products from other companies such as Digi International, emWare, Ipsil, JumpTec, Lantronix, Microsoft, and Wind River Systems, as well as certain micro-controller manufacturers including Freescale (formerly Motorola), Texas Instruments, Micro Chip, and Philips, all of which promote directly connecting devices to the Internet, could also compete with our products. In addition, in the utilities market, products from companies such as Actaris, Atos Origin, DCSI, Elster, Hexagram, Hunt Technologies, Itron, Iskraemeco, Nexus, and Ramar, each of which offers automatic meter reading products for the utility industry, as well as metering systems from our customers such as Enel, Enermet, Horstmann Controls, Kamstrup, and Milab, could compete with our NES system. For example, we believe that Enel, our largest customer, will compete with our NES system using third party products instead of our products. Enel has significantly greater experience and financial, technical, and other resources than we have.

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

Currently, significant portions of our revenues are derived from sales to distributors, including EBV, the sole independent distributor of our products to OEMs in Europe. Sales to EBV, our largest distributor, accounted for 16.5% of our total net revenues for the quarter ended September 30, 2004 and 10.8% of our total net revenues for the same period in 2003; and 15.2% of our total net revenues for the nine months ended September 30, 2004 and 8.9% for the same period in 2003. Worldwide sales to distributors, including those to EBV, accounted for approximately 17.0% of total net revenues for the quarter ended September 30, 2004 and 15.8% of total net revenues for the same period in 2003; and 21.4% of total net revenues for the nine months ended September 30, 2004 and 12.8% for the same period in 2003.

Our current agreement with EBV expires in December 2005. If EBV, or any other existing or future distributor, fails to dedicate sufficient resources and efforts to marketing and selling our products, our revenues could decrease. If EBV significantly reduces its inventory levels for our products, both our revenues and customer service levels would decrease. If we do not maintain our agreement with EBV, we would be required to locate another distributor or add our own pan-European distribution capability to meet the needs of our customers. In that event, our business could be harmed during the transition period as EBV’s inventory of our products was sold but not replaced.

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
•  investors may be concerned about our ability to develop new customers for our NES business, the success of our project with Enel, and the success we have selling our LONWORKS Infrastructure products and services to OEMs and systems integrators;
•   competitors may announce new products or technologies;
•   our quarterly operating results may vary widely;
•   we or our customers may announce technological innovations or new products;
•   securities analysts may change their estimates of our financial results; and
•   increases in market interest rates, which generally have a negative impact on stock prices.

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

The sales cycle between initial customer contact and execution of a contract or license agreement with a customer can vary widely. For example, OEMs, as well as utilities that may be interested in our NES system, typically conduct extensive and lengthy product evaluations before making initial purchases of our products. They may further delay subsequent purchases of our products due to their own prolonged product development, system integration, and product introduction periods. Delays in our sales cycle can also result from, among other things:

•	changes in our customers’ budgets;
•	changes in the priority our customers assign to control network development;
•	the time it takes for us to educate our customers about the potential applications of and cost savings associated with our products;
•	the deployment schedule for projects undertaken by our utility or systems integrator customers;
•	the actions of utility regulators or management boards regarding investments in metering systems;
•	delays in installing, operating, and evaluating the results of NES system field trials; and
•	the time it takes for utilities to evaluate multiple competing bids, negotiate terms, and award contracts for large scale metering system deployments.

We generally have little or no control over these factors, which may cause a potential customer to favor a competitor’s products, or to delay or forgo purchases altogether. If any of these factors prevent or substantially delay our ability to complete a transaction, our revenues and results of operations could be harmed.

We have limited ability to protect our intellectual property rights.

Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. As of October 31, 2004, we have 92 issued U.S. patents, 8 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. In addition, we may not apply for or obtain patents in each country in which our technology may be used. If any of our patents fail to protect our technology, or if we do not obtain patents in certain countries, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

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

We also expect these developments could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer, and Chief Financial Officer face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

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

As of October 31, 2004, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our Board of Directors), beneficially owned 36.5% of our outstanding stock.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2004 and September 30, 2003, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at September 30, 2004, and September 30, 2003, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

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

 Among other matters, we sought in our evaluation to determine whether (i) there were any “significant deficiencies” or “material weaknesses” in the company’s internal controls over financial reporting, (ii) our company had identified any acts of fraud involving personnel who have a significant role in our company’s internal controls over financial reporting or (iii) whether there has been any change in our internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This information was important both for the controls evaluation generally and because the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose certain information to our Board’s Audit Committee and to our independent accountants and to report on related matters in this section of the Quarterly Report.

 Our review of our internal controls over financial reporting was made within the context of the relevant professional auditing standards defining “internal controls over financial reporting,” “reportable conditions,” and “material weaknesses.” As part of our evaluation of internal controls over financial reporting, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

Conclusions Regarding Disclosure Controls and Procedures

 Our CEO and our CFO, after evaluating our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, or the Exchange Act, Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that as of such date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b)	Reports on Form 8-K

We filed the following report on Form 8-K during the quarter ended September 30, 2004:

1.	On July 19, 2004, we filed a current report on Form 8-K dated July 15, 2004, under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition), to reference and furnish as an exhibit a press release dated July 15, 2004, announcing our results of operations for the quarter ended June 3, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: November 9, 2004	By:	/s/ Oliver R. Stanfield
Oliver R. Stanfield, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

