Form 10-Q
period 2005-03-31
ECHELON CORP
filed 2005-05-10
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 30, 2005, 40,788,422 shares of the Registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions, anticipations, commitments or strategies regarding the future that are forward-looking. These statements include those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Liquidity and Capital Resources,” “Recently Issued Accounting Standards” and “Factors That May Affect Future Results of Operations,” and elsewhere in this report. These statements include statements concerning projected revenues, international revenues, expenses, gross profit, income, product development and market acceptance of our products.

In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those set forth in the section entitled “Factors That May Affect Future Results of Operations” and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,674	$35,510
Short-term investments	137,464	124,854
Accounts receivable, net	17,317	17,261
Inventories	5,517	5,584
Other current assets	2,896	2,213

Total current assets	181,868	185,422

Property and equipment, net	16,468	16,983
Goodwill	8,235	8,344
Restricted investments	11,107	11,106
Other long-term assets	2,191	2,061

Total assets	$219,869	$223,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,082	$5,157
Accrued liabilities	5,737	5,452
Deferred revenues	1,864	1,422

Total current liabilities	12,683	12,031

LONG-TERM LIABILITIES:
Deferred rent, net of current portion	902	823

Total long-term liabilities	902	823

STOCKHOLDERS’ EQUITY:
Common stock	415	415
Additional paid-in capital	277,436	277,442
Treasury stock	(5,460)	(3,367)
Accumulated other comprehensive income	505	922
Accumulated deficit	(66,612)	(64,350)

Total stockholders’ equity	206,284	211,062

Total liabilities and stockholders’ equity	$219,869	$223,916

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Product	$21,516	$26,855
Service	167	188

Total revenues	21,683	27,043

COST OF REVENUES:
Cost of product	8,707	11,261
Cost of service	506	503

Total cost of revenues	9,213	11,764

Gross profit	12,470	15,279

OPERATING EXPENSES:
Product development	6,217	6,215
Sales and marketing	5,025	5,058
General and administrative	4,451	3,330

Total operating expenses	15,693	14,603

Income (loss) from operations	(3,223)	676
Interest and other income, net	1,061	514

Income (loss) before provision for income taxes	(2,162)	1,190
Provision for income taxes	100	71

NET INCOME (LOSS)	$(2,262)	$1,119

Net income (loss) per share:
Basic	$(0.06)	$0.03

Diluted	$(0.06)	$0.03

Shares used in computing net income (loss) per share:
Basic	41,023	40,502

Diluted	41,023	40,857

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(2,262)	$1,119
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,089	1,393
Loss on disposal of fixed assets	18	—
Provision for doubtful accounts	—	2
Change in operating assets and liabilities:
Accounts receivable	(56)	2,494
Inventories	67	420
Other current assets	(683)	893
Accounts payable	(75)	(582)
Accrued liabilities	285	(309)
Deferred revenues	442	227
Deferred rent	79	94

Net cash provided by (used in) operating activities	(1,096)	5,751

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(36,487)	(46,165)
Proceeds from maturities and sales of available-for-sale short-term investments	23,764	40,976
Purchase of restricted investments	(1)	(242)
Change in other long-term assets	(57)	(112)
Capital expenditures	(556)	(822)

Net cash used in investing activities	(13,337)	(6,365)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	1,402
Repurchase of common stock	(2,099)	—

Net cash provided by (used in) financing activities	(2,099)	1,402

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(304)	(20)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,836)	768

CASH AND CASH EQUIVALENTS:
Beginning of period	35,510	18,667

End of period	$18,674	$19,435

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$154	$65

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2004 included in its Annual Report on Form 10-K.

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

Revenue Recognition and Product Warranty

The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and customer software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for approximately 5.9% of total revenues for the quarter ended March 31, 2005 and approximately 4.6% for the same period in 2004. Service revenues consist of product technical support (including software post-contract support services), training, and custom software development services.

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

The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to its distributors in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists.

Service revenue is recognized as the training services are performed, or ratably over the term of the support period. In the case of customer software development services, revenue is recognized when the customer accepts the software.

Cash and Cash Equivalents

The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of three months or less as cash and cash equivalents.

Short-Term Investments

The Company classifies its investments in marketable debt securities as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of March 31, 2005, the Company’s available-for-sale short-term investment securities had contractual maturities from three to twenty-four months and an average maturity of six months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of March 31, 2005, the amortized cost basis, aggregate fair value, and gross unrealized holding losses by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Losses
U.S. corporate securities:
Commercial paper	$10,357	$10,353	$4
Corporate notes and bonds	58,166	57,878	288

	68,523	68,231	292
Foreign corporate notes and bonds	1,294	1,292	2
U.S. government securities	68,189	67,941	248

Total investments in debt and equity securities	$138,006	$137,464	$542

Computation of Net Income (Loss) Per Share

Net income (loss) per share has been calculated under SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by adjusting the weighted average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net income (Numerator):
Net income (loss), basic & diluted	$(2,262)	$1,119

Shares (Denominator):
Weighted average common shares outstanding	41,023	40,502

Shares used in basic computation	41,023	40,502
Common shares issuable upon exercise of stock options (treasury stock method)	—	355

Shares used in diluted computation	41,023	40,857

Net income (loss) per share:
Basic	$(0.06)	$0.03

Diluted	$(0.06)	$0.03

For the three months ended March 31, 2005, no options were included in the diluted net loss per share calculation due to the net loss position. If the Company were in a net income position for the quarter, the number of potentially dilutive stock options would have been 1,583 options. For the three months ended March 31, 2004, stock options in the amount of 7,596,586 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares and therefore, the effect of their inclusion would be anti-dilutive.

Comprehensive Income

Comprehensive income for the Company consists of net income plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income/(loss)	$(2,262)	$1,119
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(304)	(18)
Unrealized holding gain/(loss) on available-for-sale securities	(113)	(15)

Comprehensive income/(loss)	$(2,679)	$1,086

Valuation of Goodwill and Other Intangible Assets.

We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS 124. When we determine that the carrying value of goodwill and other intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

When we adopted SFAS 142 in 2002, we ceased amortizing goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. Since then, primarily as a result of acquisitions in 2002 and 2003, the net balance of goodwill has grown to $8.2 million as of March 31, 2005. We review goodwill for impairment annually during the quarter ending March 31. Our review during the quarter ended March 31, 2005 indicated no impairment. If, as a result of an annual or any other impairment review that we perform in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge.

Stock-Based Employee Compensation Plans

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, or SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended March 31,
	2005	2004
Net income (loss) as reported	$(2,262)	$1,119
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,406)	(4,958)

Pro forma net loss	$(4,668)	$(3,839)

Basic earnings (loss) per share:
As reported	$(0.06)	$0.03

Pro forma	$(0.11)	$(0.09)

Diluted earnings (loss) per share:
As reported	$(0.06)	$0.03

Pro forma	$(0.11)	$(0.09)

The weighted-average grant date fair value of options granted during the three months ended March 31, 2005 and March 31, 2004 was $3.64 and $6.20, respectively. Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.5%	2.4%
Expected volatility	65.7%	80.1%
Expected life (in years)	3.7	3.7

Recently Issued Accounting Standards

In March 2005, the FASB issued FASB Interpretation No. 47, or FIN 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires that a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation must be adopted no later than the end of a company’s fiscal year ending after December 15, 2005. The interpretation is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R requires that an amount be calculated for all equity instruments granted to employees, including grants of employee stock options, using a fair-value-based method, and that these amounts be recorded as an expense in the Company’s consolidated statements of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The Company will be required to adopt SFAS 123R in its first fiscal quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123, Accounting for Stock-Based Compensation, will no longer be an alternative to financial statement recognition. See “Stock-Based Employee Compensation Plans” above for the pro-forma net loss and net loss per share amounts that would have been reported for the first quarters of 2005 and 2004 had the Company used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Under SFAS 123R, beginning January 1, 2006, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include either a modified-prospective or a modified-retroactive adoption option. Under the modified-retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified-retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro-forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its results of operations and earnings per share.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC staff regarding the application of SFAS No. 123R. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, or FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (“AJCA”). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement No. 109. The Company does not currently expect the adoption of these new tax provisions will have a material impact on its financial position, results of operations, or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduced an 85% dividends received deduction on the repatriation of certain foreign earnings of a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision and also provides additional time to companies beyond the financial reporting period of enactment. Although FAS 109-2 is effective immediately, the Company does not expect to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision, which we currently expect will occur during the first half of 2005. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The Company does not currently expect the adoption of these new tax provisions will have a material impact on its financial position, results of operations, or cash flows.

3. Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. The Company currently has two customers that represent a majority of the Company’s revenues: Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers) and EBV Electronik GmbH (“EBV”), the Company’s sole distributor of its LONWORKS® Infrastructure products in Europe. For the quarters ended March 31, 2005 and 2004, the percentage of the Company’s revenues attributable to sales made to these two customers were as follows:

	Quarter Ended March 31,
	2005	2004
Enel	48.1%	57.5%
EBV	17.8%	11.6%

Total	65.9%	69.1%

The Company’s contract with Enel expires in June 2005. The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2005.

4. Commitments and Contingencies:

Lease Commitments

The Company leases its facilities under operating leases that expire on various dates through 2013. In December 1999, the Company entered into a lease agreement with a real estate developer for its existing corporate headquarters in San Jose, California. This agreement requires minimum rental payments for ten years totaling approximately $20.6 million and also required that the Company provide a $3.0 million security deposit. The Company satisfied the security deposit requirement by causing to have issued a standby letter of credit (“LOC”) in July 2000. The LOC is subject to annual renewals and is currently secured with a cash deposit at the bank that issued the LOC. The cash on deposit is restricted from withdrawal and is invested according to our investment policy. At the end of the current ten-year lease term, the Company has the right, pursuant to the lease agreement, to extend the lease for two sequential five-year terms.

In October 2000, the Company entered into another lease agreement with the same real estate developer for an additional building at its headquarters site. Construction on the second building was completed in May 2003, at which time monthly rental payments commenced. This second lease agreement also requires minimum rental payments for ten years totaling approximately $23.4 million. In addition, this second lease agreement also required a security deposit of $5.0 million. The Company satisfied this security deposit requirement by causing to have issued another LOC in October 2001. This LOC is also subject to annual renewals and is currently secured by with a cash deposit at the bank that issued it. The cash on deposit is restricted from withdrawal and is invested according to our investment policy. At the end of the current ten-year lease term, the Company has the right, pursuant to the lease agreement, to extend the lease for two sequential five-year terms.

In addition to its corporate headquarters facility, the Company also leases facilities for its sales, marketing, distribution and product development personnel located elsewhere within the United States and in nine foreign countries throughout Europe and Asia. These operating leases are of shorter duration, generally one to three years, and in some instances are cancelable with advance notice.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense is recorded as a component of cost of product revenues in the Company’s consolidated statements of income.

The Company will continue to be obligated for royalty payments in the future. The Company is currently unable to estimate the cumulative amount of these future royalties. However, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

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

As permitted under Delaware law, the Company has entered into agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has directors and officers insurance coverage that could enable it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of the applicable insurance coverage is minimal.

Legal Actions

On May 3, 2004, the Company announced that Enel filed a request for arbitration to resolve a dispute regarding the company’s marketing and supply obligations under the Research and Development and Technological Cooperation Agreement dated June 28, 2000, or “R&D Agreement.” The arbitration took place in London in early March 2005 under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce, or ICC. The Company does not currently expect that the arbitration tribunal will deliver its decision before mid-May 2005. Enel claimed that the R&D Agreement obligates the Company to supply Enel with additional concentrator and metering kit products for use outside of Italy and to cooperate with Enel to market Enel’s Contatore Elettronico system internationally. Enel has sought to compel Echelon to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, and to pay damages in the amount of Euro 42.65 million, or approximately $55.1 million using the exchange rate as of April 30, 2005. The Company believes it has fulfilled its obligations under the R&D Agreement, including any obligation with respect to the sale of products and with respect to joint marketing. The Company believes that Enel’s claims were without merit and vigorously defended itself in the arbitration proceedings. As of March 31, 2005, no amounts have been accrued in relation to the damages sought by Enel. However, if the arbitration ultimately results in a judgment against the Company, and Enel is awarded some or all of its requested damages, such award would have a material negative impact on the Company’s results of operations, cash flows, and financial position.

In addition to the matter described above, from time to time, in the ordinary course of business, the Company is also subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of March 31, 2005, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

5. Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Purchased materials	$1,426	$1,320
Work-in-process	9	12
Finished goods	4,082	4,252

	$5,517	$5,584

6. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Accrued payroll and related costs	$2,423	$2,482
Accrued taxes	1,397	1,398
Other accrued liabilities	1,917	1,572

	$5,737	$5,452

7. Segment Disclosure:

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

The Company operates its business as one reportable segment: the design, manufacture and sale of products for the controls network industry, and markets its products primarily to the building automation, industrial automation, transportation, and utility/home automation markets. The Company’s products are marketed under the LONWORKS brand name, which provides the infrastructure and support required to implement and deploy open, interoperable, control network solutions. All of the Company’s products either incorporate or operate with the Neuron® Chip and/or the LONWORKS protocol. The Company also provides services to customers that consist of technical support and training courses covering its LONWORKS network technology and products. The Company offers about 90 products and services that together constitute the LONWORKS system. Any given customer purchases a small subset of such products and services that are appropriate for that customer’s application.

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the geographic area and excludes certain expenses that are managed outside the geographic area. Costs excluded from geographic area profit or loss consist primarily of unallocated corporate expenses, which are comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, restricted investments, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2005 and December 31, 2004, long-lived assets of about $34.7 million and $35.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the executive staff when making decisions about resource allocation to the geographic areas based on their performance.

In North America, the Company sells its products through a direct sales organization. EMEA and APJ conduct direct sales, applications engineering, and customer support through local operations. Revenues are attributed to geographic areas based on the country where the products are shipped. Summary information by geography for the quarters ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenues from customers:
Americas	$3,946	$4,028
EMEA	16,291	21,200
APJ	1,446	1,815
Unallocated	—	—

Total	$21,683	$27,043

Gross profit:
Americas	$2,472	$2,600
EMEA	9,141	11,423
APJ	857	1,256
Unallocated	—	—

Total	$12,470	$15,279

Income/(Loss) from operations:
Americas	$1,332	$1,519
EMEA	7,613	9,925
APJ	(150)	218
Unallocated	(12,018)	(10,986)

Total	$(3,223)	$676

Products sold to Enel and its designated manufacturers accounted for $10.4 million, or 48.1% of total revenues for the quarter ended March 31, 2005 and $15.5 million, or 57.5% for the same period in 2004. During the quarter ended March 31, 2005, 99.9% of the revenues shipped under the Enel program were shipped to customers in EMEA, while the remaining 0.1% was shipped to customers in APJ. 100.0% of the revenues shipped under the Enel program during the first quarter of 2004 were shipped to customers in EMEA.

EBV, the sole independent distributor of the Company’s LONWORKS infrastructure products in Europe, accounted for 17.8% of total revenues for the quarter ended March 31, 2005 and 11.6% for the same period in 2004.

8. Income Taxes:

The provision for income taxes for the quarters ended March 31, 2005 and 2004 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes and the utilization of net operating losses not previously benefited.

9. Related Party:

In June 2000, the Company entered into a stock purchase agreement with Enel. At the same time, the Company also entered into a research and development agreement with an affiliate of Enel. Under the terms of the R&D agreement, the Company is cooperating with Enel to integrate LONWORKS technology into Enel’s remote metering management project in Italy. For the quarters ended March 31, 2005 and 2004, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $10.4 million and $15.5 million, respectively. As of March 31, 2005 and March 31, 2004, $12.9 million and $12.2 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

On May 3, 2004, the Company announced that Enel filed a request for arbitration to resolve a dispute regarding the Company’s marketing and supply obligations under the Research and Development and Technological Cooperation Agreement dated June 28, 2000. For additional information regarding the arbitration, please refer to the “Legal Actions” section of Note 4, Commitments and Contingencies.

10. Stock Repurchase Program:

In March and August 2004, the Company’s board of directors approved a stock repurchase program. During the quarter ended March 31, 2005, the Company repurchased 301,800 shares under the program at a cost of $2.1 million. As of March 31, 2005, 2,673,216 shares are available for repurchase. The stock repurchase program will expire in March 2006.

11. Employee Stock Option Exchange Program

On September 21, 2004, the Company announced a voluntary employee stock option exchange program (the “Exchange Program”) whereby eligible employees had an opportunity to exchange some or all of their outstanding options for a predetermined number of new stock options. The Company’s Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President and Chief Financial Officer, along with members of the Board of Directors, were not eligible to participate in the Exchange Program.

On October 21, 2004, in accordance with the Exchange Program, the Company accepted and cancelled options to purchase 3,816,812 shares of its common stock. On April 22, 2005, which was the first business day that was six months and one day after cancellation of the exchanged options, the Company granted new stock options totaling 2,159,327 shares. With the exception of new options granted to participating executive officers and certain foreign employees, the new options were granted at an exercise price of $6.11, the closing price of the Company’s stock on that date.

In accordance with the terms of the Exchange Program, the exercise price for new options granted to participating executive officers is $8.52, which is the greater of the fair market value of the Company’s stock on the date of grant, or 115% of the closing price of the Company’s stock on the date the exchanged options were cancelled. No impact to the Company’s financial position, results of operations, or cash flows during 2005 or 2004 was associated with this transaction.

12. Warranty Reserves:

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, historical costs of repair, and other factors when historical information is not yet available, as with new products. Estimated reserves for warranty costs are recorded at the time of shipment. The reserve for warranty costs was $281,000 as of March 31, 2005 and $148,000 as of December 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business, including but not limited to: our belief that control networks based on our products can reduce life-cycle costs, save energy, are more flexible than centralized systems and permit control systems to be comprised of products and services from a variety of vendors; our belief that the NES system brings cost savings in a wide range of a utility’s functions, from metering and customer services to distribution operations and value-added services; our belief that new products and product enhancements, such as our NES offering and Panoramix platform, will make it easier for our customers to aggregate and process information from remote LONWORKS networks, thereby increasing overall network management capabilities; our belief that the benefits derived from our NES system deliver a more compelling return on investment than “traditional” AMR systems; our belief that our Enel Project revenue will decline sharply in 2005 as compared to 2004 and our belief that we will not be able to find one or more replacements for this Enel project revenue reduction in 2005; our belief that, in general, as long as the current worldwide economic recovery continues to gain momentum, overall revenues from our LONWORKS Infrastructure business will continue to improve during 2005 as compared to 2004; our expectation that our LONWORKS Infrastructure revenues from Europe will continue growing in 2005; our belief that market conditions in Asia, particularly Japan, will continue to be challenging in 2005; our belief that, during 2005, our gross margin will not change significantly from 2004 percentages; our belief that, during 2005, our sales and marketing expenses will increase over 2004 levels; our belief that many of our customers will continue to refrain from purchasing our customer support and training offerings during 2005 in an effort to minimize their operating expenses; our belief that we have adequately provided for legal proceedings as of March 31, 2005; our belief that our existing cash and short-term investment balances will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months; our belief that we will incur a substantial loss in 2005; our belief that stock option expensing will materially reduce our financial results in future years; and our belief that estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable. These statements may be identified by the use of such words as “may,” “could,” “would,” “might,” “will,” “should,” “plan,” forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates, or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate revenues, pricing pressures, returns, reserves, demand for our products, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of our products and the market for our products generally and certain customers specifically, and our beliefs regarding our liquidity needs.

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

We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s electricity meter management project in Italy known as the Contatore Elettronico. We refer to Echelon’s revenue derived from sales to Enel and Enel’s suppliers as Enel Project revenue. We have been investing in products for use by electricity utilities for use in management of electricity distribution. We began to receive modest amounts of revenue resulting from these investments in 2004. We refer to this revenue as networked energy services, or NES, revenue. We refer to all other revenue as LONWORKS Infrastructure revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

Although we achieved profitability in past fiscal periods, we have a history of losses, have incurred a loss for the quarter ended March 31, 2005 and expect to incur substantial operating losses for the remainder of 2005, due primarily to our expectation of a significant reduction in the amount of Enel Project revenue. Enel has stated that it intends to complete the installation of the Contatore Elettronico during 2005, after which our revenues from Enel and its meter manufacturers will cease.

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

Sales to certain distributors are made under terms allowing limited rights of return. Sales to EBV, our largest distributor accounted for 17.8% of total net revenues for the quarter ended March 31, 2005, and 11.6% for the same period in 2004. Worldwide sales to distributors, including those to EBV, accounted for approximately 23.1% of total net revenues for the quarter ended March 31, 2005, and 22.5% for the same period in 2004.

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

Our allowances for sales returns and other sales-related reserves were approximately $1.2 million as of March 31, 2005, and $1.3 million as of December 31, 2004.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit-worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions worsened, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $300,000 as of March 31, 2005, and $300,000 as of December 31, 2004.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $281,000 as of March 31, 2005, and $148,000 as of December 31, 2004.

Deferred Income Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on our historical net operating losses, and the uncertainty of our future operating results, we have recorded a valuation allowance that fully reserves our deferred tax assets. If we later determine that, more likely than not, some or all of the net deferred tax assets will be realized, we would then need to reverse some or all of the previously provided valuation allowance. Our deferred tax asset valuation allowance was $45.6 million as of December 31, 2004.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to $8.2 million as of March 31, 2005.

When we adopted Statement of Financial Accounting Standards (SFAS) 142 in 2002, we ceased amortizing goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. Since then, primarily as a result of acquisitions in 2002 and 2003, the net balance of goodwill has grown to $8.2 million as of March 31, 2005. We review goodwill for impairment annually during the quarter ending March 31. Our review during the quarter ended March 31, 2005 indicated no impairment. If, as a result of an annual or any other impairment review that we perform in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge. Such a charge could have a material adverse impact on our financial position and/or operating results.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three months ended March 31, 2005 and March 31, 2004:

	Three Months Ended March 31,
	2005	2004
Revenues:
Product	99.2%	99.3%
Service	0.8	0.7

Total revenues	100.0	100.0
Cost of revenues:
Cost of product	40.2	41.6
Cost of service	2.3	1.9

Total cost of revenues	42.5	43.5

Gross profit	57.5	56.5

Operating expenses:
Product development	28.7	23.0
Sales and marketing	23.2	18.7
General and administrative	20.5	12.3

Total operating expenses	72.4	54.0

Income (loss) from operations	(14.9)	2.5
Interest and other income, net	4.9	1.9

Income (loss) before provision for income taxes	(10.0)	4.4
Provision for income taxes	0.4	0.3

Net income (loss)	(10.4)%	4.1%

Revenues

Total Revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004	2005 over 2004 $ Change	2005 over 2004 % Change
Total Revenues	$21,683	$27,043	$(5,360)	(19.8)%

The $5.4 million decrease in total revenues for the quarter ended March 31, 2005 as compared to the same period in 2004 was primarily the result of a $5.1 million reduction in Enel Project related revenues (see discussion below) and a $594,000 reduction in LONWORKS Infrastructure revenues (see discussion below). Partially offsetting these decreases was a $352,000 increase in NES revenues. The NES revenue recognized in the first quarter of 2005 was attributable to the completion of a customer trial during the period.

Enel Project revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004	2005 over 2004 $ Change	2005 over 2004 % Change
Enel Project Revenues	$10,422	$15,540	$(5,118)	(32.9)%

Revenues from the Enel Project have typically fluctuated from quarter to quarter, and from year to year, for reasons such as those described in more detail later in this discussion in the section entitled “Factors That May

Affect Future Results of Operations.” The $5.1 million decrease in Enel Project revenues for the quarter ended March 31, 2005, as compared to the same period in 2004, was primarily attributable to decreased unit volumes for electricity meter components (also referred to as metering kit products). In addition, reduced average selling prices for metering kit products also contributed to the decline. Under the terms of our agreement with Enel, prices for the products we sell for the Enel Project are reduced based on the cumulative number of units shipped. Offsetting this decrease was an increase in revenue attributable to increased unit volumes of data concentrator products between the two periods.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Enel has stated that it intends to complete the installation of the Contatore Elettronico during 2005. If Enel continues to deploy its Contatore Elettronico project in accordance with its scheduled rollout plan, we expect that revenues from the Enel project will decline by roughly $44 million in 2005 to approximately $20 million, or slightly more than 25% of our total revenues for 2005.

From time to time, we have interpreted the contracts between our companies differently from Enel, which has led to disagreements. For example, as a result of a dispute regarding the compensation owed to us for the transition from the second version of metering kit to the third generation of metering kit, which dispute has since been resolved, we deferred approximately $2.7 million of revenue from the second quarter to the third quarter of 2003. More recently, in May, 2004, we announced that Enel filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the R&D Agreement. The arbitration took place in London in early March 2005 under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce, or ICC. We do not currently expect that the arbitration tribunal will deliver its decision before mid-May 2005. Enel claimed that the R&D Agreement obligates us to supply Enel with additional concentrator and metering kit products for use outside of Italy and to cooperate with Enel to market Enel’s Contatore Elettronico system internationally. Enel has sought to compel Echelon to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, and to pay damages in the amount of Euro 42.65 million, or approximately $55.1 million using the exchange rate as of April 30, 2005. We believe we have fulfilled our obligations under the R&D Agreement, including any obligation with respect to the sale of products and with respect to joint marketing. We believe that Enel’s claims are without merit and vigorously defended ourselves in the arbitration proceedings. As of March 31, 2005, no amounts have been accrued in relation to the damages sought by Enel. If this arbitration or any future dispute is not resolved in our favor, or in a timely manner, we could be required to pay significant damages, or the Enel Project, or Enel Project revenue, could be delayed, could become less profitable to us, could result in losses, or either we or Enel could seek to terminate the R&D Agreement. Once the project is completed, or if it is cancelled prior to its completion, we will experience a significant drop in our overall revenue, which would have a material negative impact on our financial position and results of operations.

Given our historical dependence on one customer, we continue to seek opportunities to expand our customer base. In 2002, we formed a new sales and marketing organization that has since been tasked with identifying other utility customers. However, we can give no assurance that our efforts in the networked energy services area will be successful. During the first quarter of 2005, we generated NES revenues totaling approximately $352,000, which were primarily related to the completion of a customer trial of our NES system. All other NES system product revenues have been immaterial to date.

LONWORKS Infrastructure revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004	2005 over 2004 $ Change	2005 over 2004 % Change
LONWORKS Infrastructure Revenues	$10,909	$11,503	$(594)	(5.2)%

Our LONWORKS Infrastructure revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. The $594,000 decrease in LONWORKS Infrastructure revenue for the quarter ended March 31, 2005 as compared to the same period in 2004 was primarily the result of continued weakness in the Asian markets we serve, particularly Japan. Offsetting this decrease was a slight increase of approximately $17,000 attributable to the impact of exchange rates on sales made in foreign currencies, principally the Japanese Yen. Although we experienced a modest decrease in our LONWORKS Infrastructure revenues between the two quarters, we continue to believe that, as long as current worldwide economic conditions do not deteriorate, full year 2005 revenues from our LONWORKS Infrastructure business will improve from the $45.7 million recorded in 2004.

This expected improvement, however, will be subject to further fluctuations in the exchange rates between the U.S. dollar and the Japanese Yen. If the U.S. dollar were to strengthen against the Japanese Yen, our revenues would decrease. Conversely, if the U.S. dollar were to weaken against the Japanese Yen, our revenues would increase. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in Japanese Yen (or other foreign currencies) and the magnitude of the exchange rate fluctuation from year to year. The portion of our revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 3.1% for the quarter ended March 31, 2005 and 2.8% for the same period in 2004. We do not currently expect that, during the remainder of 2005, the portion of our revenues conducted in these or other foreign currencies will fluctuate significantly from that experienced in 2004. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

EBV revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004	2005 over 2004 $ Change	2005 over 2004 % Change
EBV Revenues	$3,853	$4,080	$(227)	(5.6)%

Sales to EBV, our largest distributor and the sole independent distributor of our products in Europe, accounted for 17.8% of our total revenues for the quarter ended March 31, 2005 and 11.6% of our total revenues for the same period in 2004. We believe the modest $227,000 decrease between the two periods is primarily the result of the timing of certain shipments by EBV to its end-user customers and is not indicative of a general trend. As with our overall LONWORKS Infrastructure business, we expect that, as long as current economic conditions in the geographic areas where EBV serves its customers do not deteriorate, full year 2005 EBV revenues will increase from the $15.9 million reported in 2004.

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

Product revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004	2005 over 2004 $ Change	2005 over 2004 % Change
Product Revenues	$21,516	$26,855	$(5,339)	(19.9)%

The $5.3 million decrease in product revenues for the quarter ended March 31, 2005 as compared to the same period in 2004 was primarily the result of a $5.1 million reduction in Enel Project related revenues (discussed above), a $572,000 reduction in LONWORKS Infrastructure product revenues (discussed above), and was partially offset by a $352,000 increase in NES revenues.

Service revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004	2005 over 2004 $ Change	2005 over 2004 % Change
Service Revenues	$167	$188	$(21)	(11.2)%

The $21,000 decrease in LONWORKS Infrastructure service revenues during the quarter ended March 31, 2005 as compared to the same period in 2004 was the result of continued decreases in customer support and training revenues. We believe that the worldwide economic recession in 2002 and 2003 forced many of our customers to curtail spending for training and support. Although worldwide economic conditions improved during the latter part of 2003 and continued in 2004, and look promising for 2005, we do not expect our service revenues to increase over 2003 levels. In fact, we believe that many of our customers will continue to refrain from purchasing our customer support and training offerings during 2005 in an effort to minimize their operating expenses.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004	2005 over 2004 $ Change	2005 over 2004 % Change
Gross Profit	$12,470	$15,279	$(2,809)	(18.4)%
Gross Margin	57.5%	56.5%	—	1.0

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

The 1.0 percentage point improvement in gross margin during the first quarter of 2005 was due primarily to a change in the mix of Enel Project and LONWORKS Infrastructure revenues. During the quarter ended March 31, 2005, approximately 48.1% of our revenues were attributable to the Enel Project and the remaining 51.9% were attributable to sales of our LONWORKS Infrastructure products and services, and to a much lesser extent, sales of our NES system products. For the quarter ended March 31, 2004, approximately 57.5% of our revenues were attributable to the Enel Project, while the remaining 42.5% resulted from sales of our LONWORKS Infrastructure products and services. In general, gross margins on Enel Project revenues tend to be lower than those generated from sales of our LONWORKS Infrastructure products and services. As a result, when Enel Project revenues are lower as a percentage of overall revenues, as they were during the quarter ended March 31, 2005, overall gross margins tend to be higher. Conversely, when Enel Project revenues comprise a higher percentage of overall revenues, as they were during the quarter ended March 31, 2004, overall gross margins tend to be lower.

Partially offsetting these improvements was the impact of lower overall revenues on gross margins. As discussed above, a portion of our cost of goods sold relates to indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when revenues decrease, as they did in the quarter ended March 31, 2005 as compared to the same period in 2004, gross margins are negatively impacted.

We expect that, for full year 2005, overall gross margin will not change significantly from the 56.2% experienced in 2004.

Operating Expenses

Product Development

	Three Months Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004	2005 over 2004 $ Change	2005 over 2004 % Change
Product Development	$6,217	$6,215	$2	0.0%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, fees paid to third party service providers, expensed material, depreciation and amortization, and other costs associated with the development of new technologies and products.

We expect that, for full year 2005, product development expenses will remain at or be slightly above 2004 levels.

Sales and Marketing

	Three Months Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004	2005 over 2004 $ Change	2005 over 2004 % Change
Sales and Marketing	$5,025	$5,058	$(33)	(0.7)%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, advertising and product promotion, facilities costs, and other costs associated with our sales and support offices.

Although sales and marketing expenses remained virtually unchanged during the quarter ended March 31, 2005 as compared to the same period in 2004, these costs were approximately $75,000 higher during the first quarter of 2005 as a result of the impact of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen. Excluding this impact, overall sales and marketing expenses would have decreased by approximately $108,000 from amounts reported for the first quarter of 2004.

We expect that, for full year 2005, our sales and marketing expenses will increase over 2004 levels. We believe that this increase will be attributable to increases in sales incentive compensation plans as well as the continued weakness of the U.S. dollar. If, however, the U.S. dollar were to strengthen against the foreign currencies where we do business, our sales and marketing expenses could decrease slightly. Conversely, if the dollar were to weaken further against these currencies, our expenses would rise.

General and Administrative

	Three Months Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004	2005 over 2004 $ Change	2005 over 2004 % Change
General and Administrative	$4,451	$3,330	$1,121	33.7%

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $1.1 million increase in general and administrative expenses during the quarter ended March 31, 2005 as compared to the same period in 2004 was primarily attributable to an $889,000 increase in legal fees associated with our arbitration with Enel, and to a lesser extent, a $281,000 increase in fees paid to our external auditors resulting from increased Sarbanes-Oxley compliance requirements.

We expect that, for full year 2005, general and administrative costs will increase substantially over levels incurred in 2004. This higher level of spending will be primarily due to legal fees associated with the Enel arbitration and additional compliance requirements imposed by Sarbanes-Oxley.

Interest and Other Income, Net

	Three Months Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004	2005 over 2004 $ Change	2005 over 2004 % Change
Interest and Other Income, Net	$1,061	$514	$547	106.4%

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. In addition, foreign exchange translation gains and losses related to short-term intercompany balances are also reflected in this amount.

Of the $547,000 increase in interest and other income, net during the quarter ended March 31, 2005 as compared to the same period in 2004, approximately $378,000 was attributable to increased interest income. This increase is primarily attributable to an overall improvement in the average yield on our investment portfolio. Yields have increased recently as a result of the Federal Reserve’s interest rate increases over the last several months. As short-term investments we purchased in 2003 and 2004 have come to maturity, the proceeds have been re-invested in instruments with higher effective yields, thus increasing interest income. Also contributing to the $547,000 increase between the two quarters was the impact of foreign exchange translation gains on our short-term intercompany balances.

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

Provision for Income Taxes

	Three Months Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004	2005 over 2004 $ Change	2005 over 2004 % Change
Provision for Income Taxes	$100	$71	$29	40.8%

The provision for income taxes for 2005 includes a provision for federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes of $100,000 for the quarter ended March 31, 2005, primarily consist of taxes related to profitable foreign subsidiaries and various state minimum taxes. Income taxes of $71,000 for the quarter ended March 31, 2004, primarily consist of taxes related to profitable foreign subsidiaries, federal alternative minimum taxes, and various state minimum and regular income taxes.

Although we expect to generate a loss before provision for income taxes in 2005, we will be required to book income tax expense to cover, at a minimum, the foreign taxes owed on income generated by our profitable foreign subsidiaries. We expect this 2005 provision for income taxes will be slightly below the amounts provided for in 2004.

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

In addition to our corporate headquarters facility, we also lease facilities for our sales, marketing, distribution, and product development personnel located elsewhere within the United States and in nine foreign countries throughout Europe and Asia. These operating leases are of shorter duration, generally one to two years, and in some instances are cancelable with advance notice.

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

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that could enable us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of the applicable insurance coverage is minimal.

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $132,000 during the quarter ended March 31, 2005, and $131,000 for the same period in 2004.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Legal Actions. On May 3, 2004, we announced that Enel filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the Research and Development and Technological Cooperation Agreement dated June 28, 2000, or “R&D Agreement.” The arbitration took place in London in early March 2005 under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce, or ICC. We do not currently expect that the arbitration tribunal will deliver its decision before mid-May 2005. Enel filed the request with the ICC in Paris, France on April 28, 2004. Enel claimed that the R&D Agreement obligates us to supply Enel with additional concentrator and metering kit products for use outside of Italy and to cooperate with Enel to market Enel’s Contatore Elettronico system internationally. Enel has sought to compel Echelon to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, and to pay damages in the amount of Euro 42.65 million, or approximately $55.1 million using the exchange rate as of April 30, 2005. We believe we fulfilled our obligations under the R&D Agreement, including any obligation with respect to the sale of products and with respect to joint marketing. We believe that Enel’s claims are without merit and vigorously defended ourselves in the arbitration proceedings. As of March 31, 2005, no amounts have been accrued in relation to the damages sought by Enel. However, if the arbitration ultimately results in a judgment against us, and Enel is awarded some or all of its requested damages, such award would have a material negative impact on our results of operations, cash flows, and financial position.

In addition to the matter described above, from time to time, in the ordinary course of business, we are also subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of March 31, 2005, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

As of March 31, 2005, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$34,916	$5,028	$9,631	$9,196	$11,061
Purchase commitments	7,543	7,543	—	—	—

Total	$42,459	$12,571	$9,631	$9,196	$11,061

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although recently we have also been able to finance our operations through operating cash flow. From inception through March 31, 2005, we raised $277.9 million from the sale of preferred stock and common stock.

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

In March and August 2004, our Board of Directors approved a second stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. Since inception, we have repurchased a total of 326,784 shares under the program at a cost of $2.3 million. As of March 31, 2005, 2,673,216 shares are available for repurchase. The stock repurchase program will expire in March 2006.

The following table presents selected financial information as of March 31, 2005 and for each of the last three fiscal years (dollars in thousands):

	March 31, 2005	2004	2003	2002
Cash, cash equivalents, and short-term investments	$156,138	$160,364	$144,923	$134,489
Trade accounts receivable, net	17,317	17,261	20,110	22,930
Working capital	169,185	173,391	160,745	156,320
Stockholders’ equity	206,284	211,062	200,924	195,018

As of March 31, 2005, we had $156.1 million in cash, cash equivalents, and short-term investments, a decrease of $4.2 million as compared to December 31, 2004. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities has historically been driven by net income (loss) levels, adjustments for non-cash charges such as depreciation, amortization, and in-process research and development charges, and fluctuations in operating asset and liability balances. Net cash used in operating activities was $1.1 million for the quarter ended March 31, 2005, a $6.8 million increase over the same period in 2004. During the quarter ended March 31, 2005, net cash used in operating activities was primarily a result of our net loss of $2.3 million, offset by depreciation and amortization expense of $1.1 million and changes in our operating assets and liabilities of $59,000. Cash provided by operating activities for the quarter ended March 31, 2004 was generated primarily from our net income of $1.1 million adjusted for changes in our operating assets and liabilities of $3.2 million, and $1.4 million of depreciation and amortization.

Net cash used for investing activities. Net cash used for investing activities has historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used for investing activities was $13.3 million for the quarter ended March 31, 2005, a $6.9 million increase from the same period in 2004. During the quarter ended March 31, 2005, net cash used for investing activities was primarily the result of purchases of $36.5 million of available-for-sale short-term investments, capital expenditures of $556,000, and changes in our other long-term assets of $57,000, offset by proceeds from sales and maturities of available-for-sale short-term investments of $23.8 million. Net cash used in investing activities for the quarter ended March 31, 2004 of $6.4 million was principally due to purchases of $46.2 million of available-for-sale short-term investments, capital expenditures of $822,000, purchases of restricted investments of $242,000, and changes in our other long-term assets of $112,000, offset by proceeds from sales and maturities of available-for-sale short-term investments of $41.0 million.

Net cash provided by (used in) financing activities. Net cash provided by (used in) financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs. Net cash used in financing activities was $2.1 million for the quarter ended March

31, 2005, a $3.5 million increase over the same period in 2004. During the quarter ended March 31, 2005, net cash used in financing activities was attributable to open-market purchases of our common stock under our stock repurchase program. For the quarter ended March 31, 2004, net cash provided by financing activities of $1.4 million was comprised of proceeds from the exercise of stock options by employees and directors.

We use well regarded investment management firms to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated United States corporate obligations, United States government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by our Audit Committee of the Board of Directors.

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

RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2005, and the years ended December 31, 2004, 2003, and 2002, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, M. Kenneth Oshman, our Chairman of the Board and Chief Executive Officer, uses private air travel services for business trips for himself and for any employees accompanying him. A company controlled by Armas Clifford Markkula, a director of our company, has provided these private air travel services. Our net expense with respect to such private air travel services is no greater than comparable first class commercial air travel services. Such net outlays to date have not been material.

In September 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million (see Note 7 to our accompanying condensed consolidated financial statements for additional information on our transactions with Enel). The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. As of April 30, 2005, to our knowledge Enel had not disposed of any of its 3.0 million shares.

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. Enel appointed Mr. Francesco Tatò as its representative to our board of directors in September 2000. As a consequence of the expiration of Mr. Tatò’s mandate as Enel’s Chief Executive Officer, Mr. Tatò resigned his board memberships in all of Enel’s subsidiaries and affiliates, including Echelon. His resignation from our board of directors was effective in June 2002. Enel has reserved its right to nominate a new member of our board of directors, although as of April 30, 2005, Enel has not done so. During the term of service of Enel’s representative on our board of directors from September 2000 to September 2002, Enel’s representative abstained from resolutions on any matter relating to Enel.

At the time we entered into the stock purchase agreement with Enel, we also entered into the R&D Agreement with an affiliate of Enel. Under the terms of the R&D Agreement, we are cooperating with Enel to integrate our

LONWORKS technology into Enel’s remote metering management project in Italy. For the quarter ended March 31, 2005, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $10.4 million. As of March 31, 2005, $12.9 million of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers. For the quarter ended March 31, 2004, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $15.5 million, $12.2 million of which was included in accounts receivable at March 31, 2004. We expect that 2005 revenue relating to the Enel program will decline significantly as compared to the $64.1 million recognized in 2004. In addition, we expect that we will complete our Enel program related deliveries during 2005, after which revenue, if any, from Enel and its designated manufacturers will be reduced to an immaterial amount.

On May 3, 2004, we announced that Enel filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the R&D Agreement. The arbitration took place in London in early March 2005 under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce, or ICC. We do not currently expect that the arbitration tribunal will deliver its decision before mid-May 2005. Enel claimed that the R&D Agreement obligates us to supply Enel with additional concentrator and metering kit products for use outside of Italy and to cooperate with Enel to market Enel’s Contatore Elettronico system internationally. Enel has sought to compel Echelon to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, and to pay damages in the amount of Euro 42.65 million, or approximately $55.1 million using the exchange rate as of April 30, 2005. We believe we have fulfilled our obligations under the R&D Agreement, including any obligation with respect to the sale of products and with respect to joint marketing. We believe that Enel’s claims are without merit and vigorously defended ourselves in the arbitration proceedings. As of March 31, 2005, no amounts have been accrued in relation to the damages sought by Enel. However, if the arbitration ultimately results in a judgment against us, and Enel is awarded some or all of its requested damages, such award would have a material negative impact on our results of operations, cash flows, and financial position.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, or FIN 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires that a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation must be adopted no later than the end of a company’s fiscal year ending after December 15, 2005. The interpretation is not expected to have a material impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R requires that an amount be calculated for all equity instruments granted to employees, including grants of employee stock options, using a fair-value-based method, and that these amounts be recorded as an expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. We will be required to adopt SFAS 123R in our first fiscal quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123, Accounting for Stock-Based Compensation, will no longer be an alternative to financial statement recognition. See “Stock-Based Employee Compensation Plans” in Note 2 to our accompanying consolidated financial statements later in this report for the pro-forma net loss and net loss per share amounts that would have been reported for the years ended December 31, 2004, 2003, and 2002 had we used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Under SFAS 123R, beginning January 1, 2006, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include either a modified-prospective or a modified-retroactive adoption option. Under the modified-retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified-retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro-forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our results of operations and earnings per share.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC staff regarding the application of SFAS No. 123R. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, or FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement No. 109. We do not currently expect the adoption of these new tax provisions will have a material impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduced an 85% dividends received deduction on the repatriation of certain foreign earnings of a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision and also provides additional time to companies beyond the financial reporting period of enactment. Although FAS 109-2 is effective immediately, we do not expect to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision, which we currently expect will occur during the first two quarters of 2005. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We do not currently expect the adoption of these new tax provisions will have a material impact on our financial position, results of operations, or cash flows.

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

On May 3, 2004, we announced that Enel filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the R&D Agreement. The arbitration took place in London in early March 2005 under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce, or ICC. We do not currently expect that the arbitration tribunal will deliver its decision before mid-May 2005. Enel claimed that the R&D Agreement obligates us to supply Enel with additional concentrator and metering kit products for use outside of Italy and to cooperate with Enel to market Enel’s Contatore Elettronico system internationally. Enel has sought to compel Echelon to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, and to pay damages in the amount of Euro 42.65 million, or approximately $55.1 million using the exchange rate as of April 30, 2005. We believe we have fulfilled our obligations under the R&D Agreement, including any obligation with respect to the sale of products and with respect to joint marketing. We believe that Enel’s claims are without merit and have vigorously defended ourselves in the arbitration proceedings. As of March 31, 2005, no amounts have been accrued in relation to the damages sought by Enel. However, if the arbitration ultimately results in a judgment against us, and Enel is awarded some or all of its requested damages, such award would have a material negative impact on our results of operations, cash flows, and financial position.

After the Enel project is completed, or if it is terminated, our overall revenue will decline significantly.

If Enel continues to deploy its Contatore Elettronico project in accordance with its scheduled rollout plan, we expect that revenues from the Enel project will decline by approximately $44 million in 2005 from the $64.1 million of revenue that we received in 2004. Such revenues will account for slightly more than 25% of our overall revenues through 2005. Once the delivery of our products for use in the project is completed, which we currently estimate will occur in 2005, or if it is otherwise terminated, our revenues from Enel and its meter manufacturers will become negligible. Accordingly, we continue to seek new revenue opportunities with other utility companies around the world.

We believe that utility companies generally require a lengthier sales cycle than do most of our other customers. In most instances, one or more field trials of our NES system products may be required before a final decision is made by the utility. For example, a subsidiary of Nuon, a utility grid operator located in the Netherlands, recently completed a limited field trial of our NES system within its service territory. We do not know if Nuon will decide to move forward with a mass deployment of our NES system, and even if Nuon decides to proceed, we believe the utility will issue a public tender for a deployment, and we may not win the tender. In addition, there is generally an extended development and integration effort required in order to incorporate the new technology into the utility’s existing infrastructure.

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

Even if we are successful in penetrating the utility market with our NES system offering, we face competition from many companies. For example, Enel, our largest customer, has designed a system that it intends to use to compete with our NES system using third party products instead of our products. Enel has significantly greater experience and financial, technical, and other resources than we have. Enel recently announced an alliance with IBM to market and sell metering systems worldwide. We do not believe that our company will contribute to that alliance. Other competitors, including Actaris, Atos Origin, DCSI, Elster, Hexagram, Hunt Technologies, Itron, Iskraemeco, Nexus, and Ramar, as well as our own customers such as Enermet, Horstmann Controls, Kamstrup, and Metrima, could also develop and market their own multi-service metering systems that will compete with our NES system offering. We believe that our NES system will compete with other offerings both in terms of technical capabilities as well as in terms of price, warranties, indemnities, penalties, and other contractual provisions.

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

Lastly, sales of the NES system may expose us to penalties, damages and other liabilities relating to late deliveries, late or improper installations or operations, failure to meet product specifications, failure to achieve performance specifications, indemnities or otherwise. If we are unsuccessful in deploying the NES system, or otherwise fail to meet our financial targets for the NES system, our revenues, results of operations, and financial position will be harmed.

When we are required to take a compensation expense for the value of stock options or other compensatory awards that we issue to our employees, our results of operations will be negatively impacted.

We believe that stock options are a key element in our ability to attract and retain employees in the markets in which we operate. In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment: an amendment of FASB Statements No. 123 and 95. SFAS 123R requires a company to recognize, as an expense, the fair value of stock options and other stock-based compensation granted to employees and other service providers. The Securities and Exchange Commission recently postponed the effective date of SFAS 123R to fiscal years beginning after June 15, 2005. For Echelon, the new rules will become effective in the first quarter of 2006.

We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not consider stock option grants issued under our employee stock option plans to be compensation when the exercise price of the stock option is equal to or greater than the fair market value on the date of grant. Beginning in 2006, we will be required to take a compensation charge as stock options or other stock-based compensation awards are issued or as they vest, including the unvested portion of options that were granted on or before December 31, 2005. This compensation charge will be based on a calculated value of the option or other stock-based award using a complex methodology, and which may not correlate to the current market price of our stock. We believe that the effect of such compensation expense will be to materially reduce our reported gross margins from historical levels and to materially increase our operating expenses from historical levels, resulting in reduced earnings and earnings per share.

Our future results would be significantly harmed if our project with Enel were terminated.

In June 2000, we entered into an R&D Agreement with an affiliate of Enel. Under the terms of the R&D Agreement, we agreed to work with Enel to integrate our LONWORKS technology into Enel’s Contatore Elettronico remote metering management project in Italy. During the quarter ended March 31, 2005, revenue attributable to the Contatore Elettronico project was approximately $10.4 million, or 48.1% of our total revenue. We expect the Contatore Elettronico project to account for slightly more than 25% of our forecasted revenue for 2005.

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

Currently, significant portions of our revenues are derived from sales to distributors, including EBV, the sole independent distributor of our products to OEMs in Europe. Sales to EBV, our largest distributor, accounted for 17.8% of our total net revenues for the quarter ended March 31, 2005, and 11.6% of our total net revenues for the same period in 2004. Worldwide sales to distributors, including those to EBV, accounted for approximately 23.1% of total net revenues for the quarter ended March 31, 2005, and 22.5% of our total net revenues for the same period in 2004.

Our current agreement with EBV, which has been in effect since 1997 and had been renewed annual thereafter, expires in December 2005. If EBV, or any other existing or future distributor, fails to dedicate sufficient resources and efforts to marketing and selling our products, our revenues could decrease. If EBV significantly reduces its inventory levels for our products, both our revenues and customer service levels would decrease. If we do not maintain our agreement with EBV, we would be required to locate another distributor or add our own pan-European distribution capability to meet the needs of our customers. In that event, our business could be harmed during the transition period as EBV’s inventory of our products was sold but not replaced. Moreover, any replacement distribution channel could prove less effective than EBV.

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

The Sarbanes-Oxley Act, or the Act, which was signed into law in 2002, mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements. The Act also imposes increased civil and criminal penalties on a corporation, its chief executive and chief financial officers, and members of its board of directors, for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted and is considering the adoption of additional comprehensive rules and regulations relating to corporate governance. These rules, laws, and regulations have increased the scope, complexity, and cost of our corporate governance, reporting, and disclosure practices. Because compliance with these new rules, laws, and regulations will be costly and time-consuming, our management’s attention could be diverted from managing our day-to-day business operations, and our operating expenses could increase. In addition, because of the inherent limitations in all financial control systems, it is possible that, in the future, a material weakness may be found in our internal controls over financial reporting, which could affect our ability to insure proper financial reporting.

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

We also maintain manufacturing agreements with other semiconductor manufacturers for the production of key products, including those used in the Enel Project and our NES system. For example, in 2003 we announced a new product family that we refer to as Power Line Smart Transceivers. A sole source supplier, STMicroelectronics, manufactures these products. Additionally, Cypress, and AMI Semiconductor are sole source suppliers of components we sell to Enel’s meter manufacturers. We currently have no other source of supply for Power Line Smart Transceivers or the components manufactured by Cypress and AMI Semiconductor.

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

We will also face risks if and when we transition between contract electronic manufacturers. For example, in late 2004 we began to transfer certain manufacturing capacity to World Fair, so our experience with that company is limited. When we transition, we may have to move raw material and in-process inventory between locations in different parts of the world. Also, we would be required to reestablish acceptable manufacturing processes with a new work force. We could also be liable for excess or unused inventory held by contract manufacturers for use in our products. This inventory may become obsolete as a result of engineering changes that we make. In addition, we may no longer need this inventory because of factors such as changes in our production build plans, miscommunication between us and a contract manufacturer, or errors made by a contract manufacturer in ordering material for use in our products. Under our contracts with these contract electronic manufacturers, we would become liable for all or some of these excess or obsolete inventories.

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

Although we have achieved profitability in prior years, we have a history of losses and expect to incur substantial losses again in 2005.

For the quarter ended March 31, 2005, we generated a loss of $2.3 million. As of March 31, 2005, we had an accumulated deficit of $66.6 million. We have invested and expect to continue investing significant financial resources in product development, marketing and sales. We believe we will incur a substantial loss in 2005.

Our future operating results will depend on many factors, including:

•	adoption of our NES solution and other products by service providers for use in utility and/or other home automation projects;

•	revenue growth of our LONWORKS Infrastructure products;

•	timely installation of Enel’s Contatore Elettronico project;

•	continuation of worldwide economic growth, particularly in certain industries such as semiconductor manufacturing equipment;

•	the ability of our contract electronic manufacturers to provide quality products on a timely basis, especially during periods where excess capacity in the contract electronic manufacturing market is reduced;

•	growth in acceptance of our products by OEMs, systems integrators, service providers and end-users;

•	the effect of expensing stock option grants or other compensatory awards to our employees, when such requirements become effective in 2006;

•	the level of competition that we face;

•	our ability to attract new customers in light of increased competition;

•	our ability to develop and market, in a timely and cost-effective way, new products that perform as designed;

•	costs associated with business acquisitions, including up-front in-process research and development charges and ongoing amortization expenses related to other identified intangible assets;

•	ongoing operational expenses associated with any future business acquisitions;

•	results of impairment tests that we will perform from time to time in the future, in accordance with SFAS 142, with respect to goodwill and other identified intangible assets that we acquired in the past or that we may acquire in the future. If the results of these impairment tests indicate that an impairment event has taken place, we will be required to take an asset impairment charge that could have a material adverse effect on our operating results; and

•	general economic conditions.

As of December 31, 2004, we had net operating loss carry forwards for federal income tax reporting purposes of approximately $68.3 million and for state income tax reporting purposes of approximately $8.9 million, which expire at various dates through 2022. In addition, as of December 31, 2004, we had tax credit carry forwards of approximately $13.1 million, $6.7 million of which expire at various dates through 2022. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in future periods of net operating loss and credit carry forwards upon the occurrence of certain events, including significant changes in ownership interests. We have performed an analysis of our ownership changes and have reported the net operating loss and credit carry forwards considering such limitations. As of December 31, 2004, our deferred tax assets, including our net operating loss carry forwards and tax credits, totaled approximately $45.6 million. The Internal Revenue Code of 1986 also contains provisions requiring companies to fully utilize net operating losses before utilizing tax credits. As a practical matter, this provision may cause many of our tax credits to expire even if we return to profitability. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance, our history of losses and the variability of our operating results.

We face operational and financial risks associated with international operations.

Our international sales and marketing operations are located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 81.8% of our total net revenues for the quarter ended March 31, 2005, and 85.1% of our total net revenues for the same period in 2004. We expect that international sales will continue to constitute a significant portion of our total net revenues.

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

Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The portion of our revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was approximately 3.1% for the quarter ended March 31, 2005, and 2.8% for the same period in 2004. In addition, much of our sales and marketing expenses, as well as certain other costs, are incurred in currencies other than the U.S. dollar. For example, if China revalues its currency, the Chinese Renminbi, against the U.S. dollar, the costs of products and manufacturing and other services that we obtain from our suppliers and contractors in China could increase significantly. If the value of the U.S. dollar declines as compared to the local currency where the expenses are incurred, our expenses, when translated back into U.S. dollars, will increase.

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

Our quarterly and annual results have varied significantly from period to period, and we have, on occasion, failed to meet securities analysts’ expectations. For example, in the fourth quarter of 2004, we generated net income of $3.0 million, whereas in the first quarter of 2005, we generated a net loss of $2.3 million. While we expect to incur substantial losses for the remainder of 2005, our future results may continue to fluctuate and may not meet analysts’ expectations in some future period. As a result, the price of our common stock could fluctuate or decline. Some factors that could cause this variability, many of which are outside of our control, including the following:

•	revenues from the Enel project may fail to meet analysts’ expectations or our revenue and earnings guidance;

•	we may fail to meet analysts’ expectations relating to our NES system and additional utility customers and applications;

•	we may fail to meet analysts’ expectation for revenue growth in our sales of LONWORKS Infrastructure products to OEMs and systems integrators;

•	our future operating results will be materially adversely effected by the expense required to be recorded under SFAS 123R, Share-Based Payment;

•	the rates at which OEMs purchase our products and services may fluctuate;

•	our products may not be manufactured in accordance with specifications or our established quality standards, or may not perform as designed;

•	we may fail to introduce new products on a timely basis or before the end of an existing product’s life cycle;

•	downturns in any customer’s or potential customer’s business, or declines in general economic conditions, could cause significant reductions in capital spending, thereby reducing the levels of orders from our customers;

•	we may face increased competition for both our LONWORKS Infrastructure products and our NES products;

•	market acceptance of our products may decrease;

•	our customers may delay or cancel their orders;

•	the mix of products and services that we sell may change to a less profitable mix;

•	shipment and payment schedules may be delayed;

•	revenue recognition for sales of our NES system products may be dependent on acceptance criteria determined by our NES system customers;

•	our pricing policies or those of our competitors may change;

•	we could incur costs associated with business acquisitions, including up-front in-process research and development charges and ongoing amortization expenses related to other identified intangible assets;

•	we could incur ongoing operational expenses associated with future business acquisitions;

•	the results of impairment tests that we will perform from time to time in the future, in accordance with SFAS 142, with respect to goodwill and other identified intangible assets that we acquired in the past or that we may acquire in the future may indicate that an impairment event has taken place. If so, we will be required to take an asset impairment charge that could have a material adverse effect on our operating results;

•	our product distribution may change; and

•	product ratings by industry analysts and endorsements of competing products by industry groups could hurt the market acceptance of our products.

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

Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. As of April 30, 2005, we have 94 issued U.S. patents, 9 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. In addition, we may not apply for or obtain patents in each country in which our technology may be used. If any of our patents fail to protect our technology, or if we do not obtain patents in certain countries, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

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

As of April 30, 2005, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our Board of Directors), beneficially owned 34.5% of our outstanding stock.

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

We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events, as well as from power outages. Many of our operations are subject to these risks, particularly our operations located in California. In past years, we experienced temporary power losses in our California facilities due to power shortages that have disrupted our operations, and we may in the future experience additional power losses that could disrupt our operations. While the impact to our business and operating results has not been material, it is possible that power losses will adversely affect our business in the future, or that the cost of acquiring sufficient power to run our business will increase significantly. Similarly, a natural disaster or other unanticipated problem could also adversely affect our business by, among other things, harming our primary data center or other internal operations, limiting our ability to communicate with our customers, and limiting our ability to sell our products. We do not insure against several natural disasters including, earthquakes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have not experienced any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2004.

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments to hedge these exposures.

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2005 and March 31, 2004, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at March 31, 2005, and March 31, 2004, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

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

Conclusions Regarding Disclosure Controls and Procedures

Our CEO and our CFO, after evaluating our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, or the Exchange Act, Rules 13a-14(c) and 15-d-14(c)) as of March 31, 2005, have concluded that as of such date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Since we began reviewing our internal controls over financial reporting, we identified a number of processes where an opportunity to improve our internal controls existed. We have not identified any findings that rose to the level of a “material weakness,” as such term is defined under standards established by the Public Company Accounting Oversight Board. As part of our ongoing effort to maximize our internal controls over financial reporting, each of these control improvement opportunities has been, or in the process of being, remediated by management.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 4, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the repurchase of our common stock during the quarter ended March 31, 2005:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-January 31	77,000	(1)	$6.97	366,984	(1)	2,898,016
February 1-February 28	214,600		$6.92	581,584		2,683,416
March 1-March 31	10,200		$7.04	591,784		2,673,216

Total	301,800		$6.94	591,784		2,673,216

(1)	Shares repurchased in open-market transactions under the stock repurchase program approved by our board of directors in March 2004 and August 2004. The program authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. During the quarter ended March 31, 2005, we repurchased 301,800 shares under the program at a cost of $2.1 million. Since inception, we have repurchased a total of 326,784 shares under the program at a cost of $2.3 million. The stock repurchase program will expire in March 2006.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

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