Form 10-Q
period 2005-06-30
ECHELON CORP
filed 2005-08-09
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________

FORM 10-Q
______________
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒ No ☐

As of July 31, 2005, 40,119,052 shares of the Registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions, anticipations, commitments or strategies regarding the future that are forward-looking. These statements include those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Liquidity and Capital Resources,”“Recently Issued Accounting Standards” and “Factors That May Affect Future Results of Operations,” and elsewhere in this report. These statements include statements concerning projected revenues, international revenues, expenses, gross profit, income, product development and market acceptance of our products.
In this report, the words “may,”“could,”“would,”“might,”“will,”“should,”“plan,” "forecast,”“anticipate,”“believe,”“expect,”“intend,”“estimate,”“predict,”“potential,”“continue,”“future,”“moving toward”or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those set forth in the section entitled “Factors That May Affect Future Results of Operations” and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,408	$35,510
Short-term investments	132,639	124,854
Accounts receivable, net	10,771	17,261
Inventories	4,912	5,584
Other current assets	2,479	2,213
Total current assets	173,209	185,422

Property and equipment, net	15,693	16,983
Goodwill	8,067	8,344
Restricted investments	11,017	11,106
Other long-term assets	2,081	2,061

TOTAL ASSETS	$210,067	$223,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,007	$5,157
Accrued liabilities	6,203	5,452
Deferred revenues	1,473	1,422
Total current liabilities	12,683	12,031

LONG-TERM LIABILITIES:
Deferred rent	964	823
Total long-term liabilities	964	823

STOCKHOLDERS’ EQUITY:
Common stock	415	415
Additional paid-in capital	277,431	277,442
Treasury stock	(10,446)	(3,367)
Accumulated other comprehensive income	236	922
Accumulated deficit	(71,216)	(64,350)
Total stockholders’ equity	196,420	211,062

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$210,067	$223,916

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
REVENUES:	2005	2004	2005	2004

Product	$17,268	$28,056	$38,784	$54,911
Service	212	225	379	413
Total revenues	17,480	28,281	39,163	55,324

COST OF REVENUES:
Cost of product	7,315	12,086	16,022	23,347
Cost of service	598	509	1,104	1,012
Total cost of revenues	7,913	12,595	17,126	24,359

GROSS PROFIT	9,567	15,686	22,037	30,965

OPERATING EXPENSES:
Product development	6,360	6,181	12,577	12,396
Sales and marketing	5,396	5,030	10,421	10,088
General and administrative	3,596	3,402	8,047	6,732
Total operating expenses	15,352	14,613	31,045	29,216

INCOME (LOSS) FROM OPERATIONS	(5,785)	1,073	(9,008)	1,749

INTEREST AND OTHER INCOME, NET	1,281	632	2,342	1,146

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(4,504)	1,705	(6,666)	2,895

INCOME TAX EXPENSE	100	161	200	232

NET INCOME (LOSS)	$(4,604)	$1,544	$(6,866)	$2,663

NET INCOME (LOSS) PER SHARE:
Basic	$(0.11)	$0.04	$(0.17)	$0.07
Diluted	$(0.11)	$0.04	$(0.17)	$0.07

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
Basic	40,528	40,788	40,774	40,645
Diluted	40,528	41,004	40,774	40,940

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended June 30,
	2005	2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(6,866)	$2,663
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,111	2,566
Loss on disposal of fixed assets	38	--
Increase in (reduction of) allowance for doubtful accounts provision	(1)	(12)
Change in operating assets and liabilities:
Accounts receivable	6,491	456
Inventories	672	972
Other current assets	(266)	1,068
Accounts payable	(150)	441
Accrued liabilities	751	(14)
Deferred revenues	51	1,252
Deferred rent	141	173
Net cash provided by operating activities	2,972	9,565

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(61,886)	(94,046)
Proceeds from maturities and sales of available-for-sale short-term investments	54,193	84,934
Purchase of restricted investments	89	(241)
Change in other long-term assets	224	(99)
Capital expenditures	(826)	(1,233)
Net cash used in investing activities	(8,206)	(10,685)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchase of common stock	(7,090)	--
Proceeds from issuance of common stock	--	4,869
Net cash provided by (used in) financing activities	(7,090)	4,869

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(778)	(146)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,102)	3,603

CASH AND CASH EQUIVALENTS:
Beginning of period	35,510	18,667
End of period	$22,408	$22,270

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$187	$65

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported as a separate component of stockholders’ equity. Remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense) in the accompanying condensed consolidated statements of operations.

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

Revenue Recognition

The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for 7.1% of total revenues for the quarter ended June 30, 2005 and 4.2% for the same period in 2004; and 6.4% of total revenues for the six months ended June 30, 2005 and 4.4% for the same period in 2004. Service revenues consist of product technical support (including software post-contract support services), training, and custom software development services.

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

Short-Term Investments

The Company classifies its investments in marketable debt securities as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of June 30, 2005, the Company’s available-for-sale securities had contractual maturities from three to twenty-four months and an average maturity of six months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of June 30, 2005, the amortized cost basis, aggregate fair value, and gross unrealized holding losses by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Losses
U.S. corporate securities:
Commercial paper	$10,120	$10,117	$3
Corporate notes and bonds	53,917	53,718	199
	64,037	63,835	202
U.S. government securities	68,936	68,804	132
Total investments in debt and equity securities	$132,973	$132,639	$334

Computation of Net Income (Loss) Per Share

Net income (loss) per share has been calculated under Statement of Financial Accounting Standards No. 128, or SFAS 128, Earnings per Share. SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by adjusting the weighted average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months and six months ended June 30, 2005 and June 30, 2004 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) (Numerator):
Net income (loss), basic & diluted	$(4,604)	$1,544	$(6,866)	$2,663
Shares (Denominator):
Weighted average common shares outstanding	40,528	40,788	40,774	40,645
Shares used in basic computation	40,528	40,788	40,774	40,645
Common shares issuable upon exercise of stock
options (treasury stock method)	--	216	--	295
Shares used in diluted computation	40,528	41,004	40,774	40,940
Net income (loss) per share:
Basic	$(0.11)	$0.04	$(0.17)	$0.07
Diluted	$(0.11)	$0.04	$(0.17)	$0.07

In accordance with SFAS 128, for the three and six month periods ended June 30, 2005, no diluted net loss per share calculations were performed due to the Company’s net loss position. The number of potentially dilutive stock options excluded from these calculations for the three and six months ended June 30, 2005, was 108,467 and 78,359, respectively. For the three months and six months ended June 30, 2004, stock options in the amount of 7,756,110 and 7,736,787, respectively, were not included in the computation of diluted earnings per share. These options were excluded from the calculation because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect of their inclusion would be anti-dilutive.

Comprehensive Income

Comprehensive income for the Company consists of net income plus the effect of unrealized holding gains or losses on investments classified as available-for-sale, as well as foreign currency translation adjustments. Comprehensive income for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income/(loss)	$(4,604)	$1,544	$(6,866)	$2,663
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(474)	(114)	(778)	(133)
Unrealized holding gain/(loss) on available-for-sale securities	205	(517)	92	(540)
Comprehensive income/(loss)	$(4,873)	$913	$(7,552)	$1,990

Valuation of Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, or SFAS 142, Goodwill and Other Intangible Assets, we assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference must be recorded.

When we adopted SFAS 142 in 2002, we ceased amortizing goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. Since then, primarily as a result of acquisitions in 2002 and 2003, the net balance of goodwill has grown to $8.1 million as of June 30, 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss) as reported	$(4,604)	$1,544	$(6,866)	$2,663
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	92	--	187	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,442)	(5,230)	(4,943)	(10,188)
Pro forma net loss	$(6,954)	$(3,686)	$(11,622)	$(7,525)

Basic net income/(loss) per share:
As reported	$(0.11)	$0.04	$(0.17)	$0.07
Pro forma	$(0.17)	$(0.09)	$(0.29)	$(0.19)

Diluted net income/(loss) per share:
As reported	$(0.11)	$0.04	$(0.17)	$0.07
Pro forma	$(0.17)	$(0.09)	$(0.29)	$(0.19)

The weighted-average grant date fair value of options granted during the three months ended June 30, 2005 and June 30, 2004 was $2.38 and $4.08, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2005 and June 30, 2004 was $2.76 and $6.06, respectively. Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.6%	2.3%	3.5%	2.4%
Expected volatility	56.2%	60.2%	59.1%	78.7%
Expected life (in years)	2.5	2.5	2.8	3.6

Recently Issued Accounting Standards

In June 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for how an entity accounts for, and reports, a change in accounting principle. Previously, most voluntary changes in accounting principles were implemented by reflecting a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. Although the Company will continue to evaluate the application of SFAS 154, it does not currently believe adoption will have a material effect on its financial position, results of operations, or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, or FIN 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS 143, Accounting for Asset Retirement Obligations. FIN 47 requires that a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation must be adopted no later than the end of a company’s fiscal year ending after December 15, 2005. The interpretation is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R requires that an amount be calculated for all equity instruments granted to employees, including grants of employee stock options, using a fair-value-based method, and that these amounts be recorded as an expense in the Company’s consolidated statements of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The Company will be required to adopt SFAS 123R in its first fiscal quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123, Accounting for Stock-Based Compensation, will no longer be an alternative to financial statement recognition. See “Stock-Based Employee Compensation Plans” above for the pro-forma net loss and net loss per share amounts that would have been reported for the quarters and six months ended June 30, 2005 and June 30, 2004 had the Company used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Under SFAS 123R, beginning January 1, 2006, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include either a modified-prospective or a modified-retroactive adoption option. Under the modified-retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified-retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro-forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its results of operations and earnings per share.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC staff regarding the application of SFAS 123R.  Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the SEC staff's views regarding the valuation of share-based payment arrangements for public companies.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, or FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement No. 109. The Company does not currently expect the adoption of these new tax positions will have a material impact on its financial position, results of operations, or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FAS 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans for repatriation of foreign earnings for purposes of applying SFAS 109, Accounting for Income Taxes. The Company is currently evaluating the repatriation provisions of AJCA, which if implemented by the Company, would affect the Company’s tax provision and deferred tax assets and liabilities. However, given the uncertainties and complexities of the repatriation provision, as well as the Company’s continuing evaluation, it is not possible at this time to determine the amount, if any, that may be repatriated or the related potential income tax effects of such repatriation.

3. Significant Customers

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. The Company currently has two customers that represent a majority of the Company’s revenues: Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers), and EBV Electronik GmbH (“EBV”), the Company’s sole distributor of its LONWORKS® Infrastructure products in Europe. For the three and six months ended June 30, 2005 and 2004, the percentage of the Company’s revenues attributable to sales made to these two customers were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Enel	33.0%	58.9%	41.3%	58.2%
EBV	21.9%	14.2%	19.6%	14.7%

Total	54.9%	73.1%	60.9%	72.9%

The Company’s contract with Enel expired in June 2005, although the Company currently expects to continue shipping products during the remainder of 2005 that were ordered by Enel and its third party meter manufacturers prior to the expiration date. The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2005.

4. Commitments and Contingencies

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

In October 2000, the Company entered into another lease agreement with the same real estate developer for an additional building at its headquarters site. Construction on the second building was completed in May 2003, at which time monthly rental payments commenced. This second lease agreement also requires minimum rental payments for ten years totaling approximately $23.4 million. In addition, this second lease agreement also required a security deposit of $5.0 million. The Company satisfied this security deposit requirement by causing to have issued another LOC in October 2001. This LOC is also subject to annual renewals and is currently secured with a cash deposit at the bank that issued the LOC. The cash on deposit is restricted from withdrawal and is invested according to our investment policy. At the end of the current ten-year lease term, the Company has the right, pursuant to the lease agreement, to extend the lease for two sequential five-year terms.

In addition to its corporate headquarters facility, the Company also leases facilities for its sales, marketing, distribution and product development personnel located elsewhere within the United States and in nine foreign countries throughout Europe and Asia. These operating leases are of shorter duration, generally one to three years, and in some instances are cancelable with advance notice.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of product revenues on our consolidated statements of income, was approximately $116,000 during the quarter ended June 30, 2005, and $99,000 for the same period in 2004. Royalty expense was approximately $247,000 for the six months ended June 30, 2005, and $230,000 for the same period in 2004.

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

As permitted under Delaware law, the Company has entered into agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during or related to the officer’s or director’s tenure with the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has directors and officers insurance coverage that could enable it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of the applicable insurance coverage is minimal.

Legal Actions

On May 3, 2004, the Company announced that Enel filed a request for arbitration to resolve a dispute regarding the company’s marketing and supply obligations under the Research and Development and Technological Cooperation Agreement dated June 28, 2000, or “R&D Agreement.” The arbitration took place in London in early March 2005 under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce, or ICC. The arbitration tribunal has not yet delivered its decision in the arbitration. Enel claimed that the R&D Agreement obligates the Company to supply Enel with additional concentrator and metering kit products for use outside of Italy and to cooperate with Enel to market Enel’s Contatore Elettronico system internationally. Enel sought to compel Echelon to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, to pay damages in the amount of Euro 42.65 million, or approximately $51.7 million using the exchange rate as of July 31, 2005, and to reimburse them for certain arbitration related legal fees. The Company believes it fulfilled its obligations under the R&D Agreement, including any obligation with respect to the sale of products and with respect to joint marketing. The Company believes that Enel’s claims were without merit and vigorously defended itself in the arbitration proceedings. As of June 30, 2005, no amounts have been accrued in relation to the amounts sought by Enel. However, if the arbitration ultimately results in a judgment against the Company, and Enel is awarded some or all of its requested amounts, such award would have a material negative impact on the Company’s results of operations, cash flows, and financial position.

In addition to the matter described above, from time to time, in the ordinary course of business, the Company is also subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of June 30, 2005, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

5.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004

Purchased materials	$1,165	$1,320
Work-in-process	49	12
Finished goods	3,698	4,252
	$4,912	$5,584

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2005	December 31, 2004

Accrued payroll and related costs	$2,708	$2,482
Accrued taxes	1,415	1,398
Other accrued liabilities	2,080	1,572
	$6,203	$5,452

7. Segment Disclosure

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

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, restricted investments, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2005, and December 31, 2004, long-lived assets of about $33.8 million and $35.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the Executive Staff when making decisions about resource allocation to the geographic areas based on their performance.

In North America, the Company sells its products through a direct sales organization. Outside North America, direct sales, applications engineering and customer support are conducted through the Company’s operations in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped. Summary information by geography for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues from customers:
Americas	$4,134	$4,214	$8,080	$8,242
EMEA	11,185	21,497	27,476	42,697
APJ	2,161	2,570	3,607	4,385
Total	$17,480	$28,281	$39,163	$55,324
Gross profit:
Americas	$2,494	$2,763	$4,966	$5,363
EMEA	5,758	11,360	14,899	22,783
APJ	1,315	1,563	2,172	2,819
Total	$9,567	$15,686	$22,037	$30,965
Income (loss) from operations:
Americas	$1,359	$1,630	$2,691	$3,149
EMEA	4,274	10,001	11,887	19,926
APJ	27	477	(123)	695
Unallocated	(11,445)	(11,035)	(23,463)	(22,021)
Total	$(5,785)	$1,073	$(9,008)	$1,749

Products sold to Enel and its designated manufacturers accounted for approximately $5.8 million, or 33.0% of total revenues for the quarter ended June 30, 2005, and $16.7 million, or 58.9% for the same period in 2004; and $16.2 million, or 41.3% of total revenues for six months ended June 30, 2005, and $32.2 million, or 58.2% for the same period in 2004. For the quarter ended June 30, 2005, 97.7% of the revenues under the Enel program were derived from products shipped to customers in EMEA and the remaining 2.3% were derived from products shipped to customers in APJ. For the six months ended June 30, 2005, 99.1% of the revenues derived from products shipped under the Enel program were from customers in EMEA and the remaining 0.9% from customers in APJ.

EBV, the sole independent distributor of the Company’s products in Europe, accounted for 21.9% of total revenues for the quarter ended June 30, 2005 and 14.2% for the same period in 2004; and 19.6% of total revenues for the six months ended June 30, 2005 and 14.7% for the same period in 2004.

8. Income Taxes

The provision for income taxes for the three months and six months ended June 30, 2005 and 2004 includes a provision for Federal, state, and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes and the utilization of net operating losses not previously benefited.

9. Related Party

During the quarter and six months ended June 30, 2005, and the years ended December 31, 2004, 2003, and 2002, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

In June 2000, the Company entered into a stock purchase agreement with Enel. At the same time, the Company also entered into a research and development (“R&D”) agreement with an affiliate of Enel. Under the terms of the R&D agreement, the Company is cooperating with Enel to integrate LONWORKS technology into Enel’s remote metering management project in Italy. For the quarter and six months ended June 30, 2005, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $5.8 million and $16.2 million respectively. For the quarter and six months ended June 30, 2004, the Company recognized revenue from products sold to Enel and its designated manufacturers of approximately $16.7 million and $32.2 million respectively. As of June 30, 2005 and June 30, 2004, $6.2 million and $14.2 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

On May 3, 2004, the Company announced that Enel filed a request for arbitration to resolve a dispute regarding the Company’s marketing and supply obligations under the R&D agreement. For additional information regarding the arbitration, please refer to the “Legal Actions” section of Note 4, Commitments and Contingencies.

10. Stock Repurchase Program

In March and August 2004, the Company’s board of directors approved a stock repurchase program for up to 3.0 million shares of the Company’s common stock. During the quarter ended June 30, 2005, the Company repurchased 763,944 shares under the program at a cost of $5.0 million. During the six months ended June 30, 2005, the Company repurchased 1,065,744 shares under the program at a cost of $7.1 million. Since the repurchase program’s inception, the Company has repurchased 1,090,728 shares at a cost of $7.3 million. As of June 30, 2005, 1,909,272 shares are available for repurchase. The stock repurchase program will expire in March 2006.

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

In accordance with the terms of the Exchange Program, the exercise price for new options granted to participating executive officers was $8.52, which is the greater of the fair market value of the Company’s stock on the date of grant, or 115% of the closing price of the Company’s stock on the date the exchanged options were cancelled. No impact to the Company’s financial position, results of operations, or cash flows during 2005 or 2004 was associated with this transaction.

12. Warranty Reserves

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are recorded at the time of shipment. The reserve for warranty costs was $269,000 as of June 30, 2005 and $148,000 as of December 31, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business, including but not limited to: our belief that control networks based on our products can reduce life-cycle costs, save energy, are more flexible than centralized systems and permit control systems to be comprised of products and services from a variety of vendors; our belief that the NES system brings cost savings in a wide range of a utility’s functions, from metering and customer services to distribution operations and value-added services; our belief that new products and product enhancements, such as our NES offering and Panoramix platform, will make it easier for our customers to aggregate and process information from remote LonWorks networks, thereby increasing overall network management capabilities; our belief that the benefits derived from our NES system deliver a more compelling return on investment than “traditional” AMR systems; our belief that our Enel Project revenue will decline sharply in 2005 as compared to 2004 and our belief that we will not be able to find one or more replacements for this Enel project revenue reduction in 2005; our belief that, in general, as long as the current worldwide economic recovery continues to gain momentum, overall revenues from our LonWorks Infrastructure business will continue to improve during 2005 as compared to 2004; our expectation that our LonWorks Infrastructure revenues from Europe will continue growing in 2005; our belief that market conditions in Asia, particularly Japan, will continue to be challenging in 2005; our belief that, during 2005, our gross margin will not change significantly from 2004 percentages; our belief that, during 2005, our sales and marketing expenses will increase over 2004 levels; our belief that many of our customers will continue to refrain from purchasing our customer support and training offerings during 2005 in an effort to minimize their operating expenses; our belief that we have adequately provided for legal proceedings as of June 30, 2005; our belief that our existing cash and short-term investment balances will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months; our belief that we will incur a substantial loss in 2005; our belief that stock option expensing will materially reduce our financial results in future years; and our belief that estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable. These statements may be identified by the use of such words as “may,”“could,”“would,”“might,”“will,”“should,”“plan,” forecast,”“anticipate,”“believe,”“expect,”“intend,”“estimate,”“predict,”“potential,”“continue,”“future,”“moving toward” or the negative of these terms or other similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates, or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate revenues, pricing pressures, returns, reserves, demand for our products, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of our products and the market for our products generally and certain customers specifically, and our beliefs regarding our liquidity needs.

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

We have a history of losses and, although we achieved profitability in past fiscal periods, we have incurred a loss in each of the quarters to date in 2005 and expect to incur substantial operating losses for the remainder of 2005, due primarily to our expectation of a significant reduction in the amount of Enel Project revenue. Enel has stated that it intends to complete the installation of the Contatore Elettronico during 2005, after which our revenues from Enel and its meter manufacturers will cease.

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

Sales to certain distributors are made under terms allowing limited rights of return. Sales to EBV, our largest distributor, accounted for 21.9% of total net revenues for the quarter ended June 30, 2005 and 14.2% for the same period in 2004; and 19.6% of total net revenues for the six months ended June 30, 2005 and 14.7% for the same period in 2004. Worldwide sales to distributors, including those to EBV, accounted for approximately 30.7% of total net revenues for the quarter ended June 30, 2005 and 23.8% of total net revenues for the same period in 2004; and 26.5% of total net revenues for the six months ended June 30, 2005 and 23.2% for the same period in 2004.

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

Our allowances for sales returns and other sales-related reserves were approximately $1.3 million as of June 30, 2005, and $1.3 million as of December 31, 2004.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit-worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions worsened, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $300,000 as of both June 30, 2005 and December 31, 2004.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $269,000 as of June 30, 2005 and $148,000 as of December 31, 2004.

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
When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to $8.1 million as of June 30, 2005.

When we adopted Statement of Financial Accounting Standards (SFAS) No. 142 in 2002, we ceased amortizing goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. Since then, primarily as a result of acquisitions in 2002 and 2003, the net balance of goodwill has grown to $8.1 million as of June 30, 2005. We review goodwill for impairment annually during the quarter ending March 31. Our review during the quarter ended March 31, 2005 indicated no impairment. If, as a result of an annual or any other impairment review that we perform in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge. Such a charge could have a material adverse impact on our financial position and/or operating results.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three and six month ended June 30, 2005 and June 30, 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Product	98.8%	99.2%	99.0%	99.3%
Service	1.2	0.8	1.0	0.7
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	41.8	42.7	40.9	42.2
Cost of service	3.4	1.8	2.8	1.8
Total cost of revenues	45.2	44.5	43.7	44.0
Gross profit	54.8	55.5	56.3	56.0
Operating expenses:
Product development	36.4	21.9	32.1	22.4
Sales and marketing	30.9	17.8	26.6	18.2
General and administrative	20.5	12.0	20.6	12.2
Total operating expenses	87.8	51.7	79.3	52.8
Income (loss) from operations	(33.0)	3.8	(23.0)	3.2
Interest and other income, net	7.3	2.2	6.0	2.0
Income (loss) before provision for income taxes	(25.7)	6.0	(17.0)	5.2
Income tax expense (benefit)	0.6	0.6	0.5	0.4
Net income	(26.3%)	5.4%	(17.5%)	4.8%

Revenues
Total Revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Total Revenues	$17,480	$28,281	$(10,801)	(38.2%)

	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Total Revenues	$39,163	$55,324	$(16,161)	(29.2%)

The $10.8 million decrease in total revenues for the quarter ended June 30, 2005 as compared to the same period in 2004 was primarily the result of a $10.9 million reduction in Enel Project revenues. The $16.2 million decrease in total revenues for the six months ended June 30, 2005 as compared to the same period in 2004 was primarily the result of an $16.0 million reduction in Enel Project revenues and a $520,000 decrease in LONWORKS Infrastructure revenues, partially offset by a $362,000 increase in NES revenues. The NES revenues recognized during the first half of 2005 were primarily attributable to the completion of a customer trial during the first quarter of 2005.

Enel Project revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Enel Project Revenues	$5,771	$16,651	$(10,880)	(65.3%)

	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Enel Project Revenues	$16,193	$32,191	$(15,998)	(49.7%)

Revenues from the Enel Project will typically fluctuate from quarter to quarter, and from year to year, for reasons such as those described in more detail in the section entitled “Factors That May Affect Future Results of Operations.” The $10.9 million decrease in Enel Project revenues for the quarter ended June 30, 2005, as compared to the same period in 2004, was primarily attributable to a reduction in the number of electricity meter components (also referred to as metering kit products) and data concentrators sold during the period. To a lesser extent, a slight reduction in the average selling prices for metering kits and data concentrators also contributed to the decline in revenues. Under the terms of our agreement with Enel, prices for the products we sell for the Enel Project are reduced based on the cumulative number of units shipped. The $16.0 million decrease in Enel Project revenues for the six months ended June 30, 2005 as compared to the same period in 2004 was primarily attributable to a reduction in the number of metering kits sold. To a lesser extent, reductions in the average selling prices for both metering kits and data concentrators, as well as a one-time licensing fee paid by Enel during the second quarter of 2004 for custom software we developed, also contributed to the year-over-year decline.

We sell our products to Enel and its designated contract meter manufacturers in U.S. Dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Enel has stated that it intends to complete the installation of the Contatore Elettronico during 2005. If Enel continues to deploy its Contatore Elettronico project in accordance with its scheduled rollout plan, we expect that 2005 revenues from the Enel project will decline from 2004 levels by roughly $37.8 million to approximately $26.3 million, or slightly more than 35% of our total revenues for 2005. We do not currently anticipate any material revenues from Enel in 2006 and beyond.

From time to time, we have interpreted the contracts between our companies differently from Enel, which has led to disagreements. For example, as a result of a dispute regarding the compensation owed to us for the transition from the second version of metering kit to the third generation of metering kit, which dispute has since been resolved, we deferred approximately $2.7 million of revenue from the second quarter to the third quarter of 2003. More recently, in May 2004, we announced that Enel filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the R&D Agreement. Under the arbitration, Enel is seeking to compel our company to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, to pay damages in the amount of Euro 42.65 million, or approximately $51.7 million using the exchange rate as of July 31, 2005, and to reimburse them for certain arbitration related legal fees. The arbitration took place in early March 2005 in London, and the arbitration tribunal has not yet delivered its decision. If any current or future dispute is not resolved in our favor, or in a timely manner, the Enel Project, or Enel Project revenue, could be delayed, could become less profitable to us, or could result in damages or losses. Once the project is completed in 2005, we will experience a significant drop in our overall revenue, which will have a material negative impact on our financial position and results of operations.

Given our significant dependence on one customer at this time, we continue to seek opportunities to expand our customer base. In 2002, we formed a new sales and marketing organization that has been tasked with identifying other customers for our NES system products. However, we can give no assurance that our efforts in the NES area will be successful.

LONWORKS Infrastructure revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

LONWORKS Infrastructure Revenues	$11,680	$11,606	$74	0.6%

	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

LONWORKS Infrastructure Revenues	$22,589	$23,109	$(520)	(2.3%)

Our LONWORKS Infrastructure revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. The $74,000 increase in LONWORKS Infrastructure revenues for the quarter ended June 30, 2005 as compared to the same period in 2004 was primarily attributable to improved economic conditions and business opportunities in the various markets that we serve. To a much lesser extent, the impact of exchange rates on sales made in foreign currencies, principally the Japanese Yen, contributed approximately $10,000 to the year-over-year increase. The $520,000 decrease in LONWORKS Infrastructure revenue for the six months ended June 30, 2005 as compared to the same period in 2004 was primarily the result of weakness in the Asian markets we serve, particularly Japan, and to a lesser extent in our American and European markets. Slightly offsetting this decrease was the favorable impact of exchange rates on sales made in foreign currencies, which resulted in a $28,000 increase between the two periods.

Although we experienced a modest decrease in our LONWORKS Infrastructure revenues for the six months ended June 30, 2005 as compared to the same period in 2004, we continue to believe that, as long as current worldwide economic conditions do not deteriorate, full year 2005 revenues from our LONWORKS Infrastructure business will improve from the $45.7 million recorded in 2004. This expected improvement, however, will be subject to further fluctuations in the exchange rates between the U.S. Dollar and the Japanese Yen. If the U.S. Dollar were to strengthen against the Japanese Yen, our revenues would decrease. Conversely, if the U.S. Dollar were to weaken against the Japanese Yen, our revenues would increase. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in Japanese Yen (or other foreign currencies) and the magnitude of the exchange rate fluctuation from year to year. The portion of our revenues conducted in currencies other than the U.S. Dollar, principally the Japanese Yen, was about 5.9% for the quarter ended June 30, 2005 and 2.9% for the same period in 2004. We currently expect that, during the remainder of 2005, the portion of our revenues conducted in these foreign currencies will rise slightly from that experienced in 2004, primarily due to the reduction in Enel project revenues. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

EBV revenues
	Three Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

EBV Revenues	$3,836	$4,026	$(190)	(4.7%)

	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

EBV Revenues	$7,689	$8,106	$(417)	(5.1%)

Sales to EBV, our largest distributor and the sole independent distributor of our products in Europe, accounted for 21.9% of our total revenues for the quarter ended June 30, 2005 and 14.2% of our total revenues for the same period in 2004; and 19.6% of our total revenues for the six months ended June 30, 2005 and 14.7% for the same period in 2004. We believe the reduction in revenues for both the quarter and six months ended June 30, 2005 as compared to the same periods in 2004 is primarily due to the impact of the new Restriction of Hazardous Substances, or RoHS, regulations. Under these new rules, which become effective in the European Union (and elsewhere) in 2006, manufacturers such as Echelon will be required to eliminate certain hazardous substances (e.g., lead, cadmium, mercury, etc.) from the products they sell into the region. We believe that, in an effort to minimize any excess inventories of non-RoHS compliant products, EBV is reducing its existing inventory balances from historical levels. This, in turn, results in reduced shipments to EBV until the RoHS compliant products become available. We currently expect to begin shipping our RoHS compliant products later in 2005.

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

Product revenues
	Three Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Product Revenues	$17,268	$28,056	$(10,788)	(38.5%)

	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Product Revenues	$38,784	$54,911	$(16,127)	(29.4%)

The $10.8 million decrease in product revenues for the quarter ended June 30, 2005 as compared to the same period in 2004 was primarily the result of a $10.9 million reduction in Enel Project revenues. The $16.1 million decrease in product revenues for the six months ended June 30, 2005 as compared to the same period in 2004 was primarily the result of a $16.0 million reduction in Enel Project revenues and a $491,000 decrease in LONWORKS Infrastructure product revenues, partially offset by a $362,000 increase in NES revenues. The NES revenues recognized during the first half of 2005 were primarily attributable to the completion of a customer trial during the first quarter of 2005.

Service revenues
	Three Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Service Revenues	$212	$225	$(13)	(5.8%)

	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Service Revenues	$379	$413	$(34)	(8.2%)

The $13,000 decrease in LONWORKS Infrastructure service revenues during the quarter ended June 30, 2005 as compared to the same period in 2004, and the $34,000 decrease during the six months ended June 30, 2005 as compared to the same period in 2004, was the result of a continued decrease in our customers’ use of our support and training services. We believe that the worldwide economic recession in 2002 and 2003 forced many of our customers to curtail spending for training and support. Although worldwide economic conditions improved during the latter part of 2003 and have continued through the first half of 2005, we do not expect our service revenues to increase over prior year levels. In fact, we believe that many of our customers will continue to refrain from purchasing our customer support and training offerings during 2005 in an effort to minimize their operating expenses.

Gross Profit and Gross Margin
	Three Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Gross Profit	$9,567	$15,686	$(6,119)	(39.0%)
Gross Margin	54.7%	55.5%	--	(0.8)

	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Gross Profit	$22,037	$30,965	$(8,928)	(28.8%)
Gross Margin	56.3%	56.0%	--	0.3

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

For both the quarter and six months ended June 30, 2005 as compared to the same periods in 2004, gross margins were favorably affected by a change in the mix of Enel Project and LONWORKS Infrastructure revenues. During the quarter ended June 30, 2005, approximately 33.0% of our revenues were attributable to the Enel Project and 66.8% were attributable to sales of our LONWORKS Infrastructure products and services. For the quarter ended June 30, 2004, approximately 58.9% of our revenues were attributable to the Enel Project, while 41.0% resulted from sales of our LONWORKS Infrastructure products and services. For the six months ended June 30, 2005, approximately 41.3% of our revenues were attributable to the Enel Project and 57.7% were attributable to sales of our LONWORKS Infrastructure products and services. For the six months ended June 30, 2004, approximately 58.2% of our revenues were attributable to the Enel Project, while 41.8% resulted from sales of our LONWORKS Infrastructure products and services. In general, gross margins on Enel Project revenues tend to be lower than those generated from sales of our LONWORKS Infrastructure products and services. As a result, when Enel Project revenues are lower as a percentage of overall revenues, as they were during the quarter and six months ended June 30, 2005, overall gross margins tend to be higher. Conversely, when Enel Project revenues comprise a higher percentage of overall revenues, as they were during the quarter and six months ended June 30, 2004, overall gross margins tend to be lower.

Completely offsetting these improvements for the quarter ended June 30, 2005 as compared to the same period in 2004, and partially offsetting these improvements for the six months ended June 30, 2005 as compared to the same period in 2004 was the impact of lower overall revenues on gross margins. As discussed above, a portion of our cost of goods sold relates to indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when revenues decrease, as they did in the quarter and six months ended June 30, 2005 as compared to the same periods in 2004, gross margins are negatively impacted.

We expect that, for full year 2005, our overall gross margin will remain relatively constant with the 56.2% generated in 2004.

Operating Expenses

Product Development
	Three Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Product Development	$6,360	$6,181	$179	2.9%

	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Product Development	$12,577	$12,396	$181	1.5%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, fees paid to third party consultants, equipment and supplies, depreciation and amortization, and other costs associated with the development of new technologies and products.

The primary factors contributing to the marginal increases in product development expenses for both the quarter and six months ended June 30, 2005, as compared to the same periods in 2004, were increases in compensation and related costs for our development personnel (including costs paid to third party consultants), as well as costs associated with prototype material and other supplies used in the development process. Offsetting these increases was a decrease in depreciation and amortization expense associated with purchased technology that became fully amortized during the first quarter of 2005.

We expect that, for full year 2005, product development expenses will increase marginally over 2004 levels.

Sales and Marketing
	Three Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Sales and Marketing	$5,396	$5,030	$366	7.3%

	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Sales and Marketing	$10,421	$10,088	$333	3.3%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

For both the quarter and six months ended June 30, 2005, as compared to the same periods in 2004, the increases in sales and marketing expenses were primarily the result of increased travel and entertainment expenses, and to a lesser extent, increases in recruiting fees, fees paid to consultants and other third party service providers, and salaries and other compensation paid to our sales and marketing personnel.

In addition, approximately $55,000 of the $366,000 increase between the two quarterly periods, and approximately $130,000 of the $333,000 increase between the two six month periods was attributable to the impact of foreign currency exchange rate fluctuations between the U.S. Dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the Pound Sterling, and the Japanese Yen.

We expect that, for full year 2005, our sales and marketing expenses will increase over 2004 levels. We believe that this increase will be attributable to increases in sales incentive compensation plans as well as the relative weakness of the U.S. Dollar. If, however, the U.S. Dollar were to continue strengthening against the foreign currencies where we do business, our sales and marketing expenses would be favorably impacted. Conversely, if the U.S. Dollar were to weaken further against these currencies, our expenses would rise.

General and Administrative
	Three Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

General and Administrative	$3,596	$3,402	$194	5.7%

	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

General and Administrative	$8,047	$6,732	$1,315	19.5%

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

For both the quarter and six months ended June 30, 2005, the increase in general and administrative expenses, as compared to the same periods in 2004, was primarily attributable to increased legal fees and other related costs incurred in connection with our arbitration with Enel, increased fees paid to our external auditors resulting from increased Sarbanes-Oxley compliance requirements, and, to a lesser extent, increased compensation and related costs for our general and administrative personnel. We expect that, for full year 2005, general and administrative costs will increase substantially over levels incurred in 2004. This higher level of spending will be primarily due to legal fees associated with the Enel arbitration and additional compliance requirements imposed by Sarbanes-Oxley.

Interest and Other Income, Net
	Three Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Interest and Other Income, Net	$1,281	$632	$649	102.7%

	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Interest and Other Income, Net	$2,342	$1,146	$1,196	104.4%

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. In addition, foreign exchange translation gains and losses related to short-term intercompany balances are also reflected in this amount.

Of the $649,000 increase in interest and other income, net during the quarter ended June 30, 2005 as compared to the same period in 2004, approximately $545,000 was attributable to increased interest income. Similarly, of the $1.2 million increase in interest and other income, net during the six months ended June 30, 2005 as compared to the same period in 2004, approximately $923,000 was attributable to increased interest income. These increases are primarily attributable to an overall improvement in the average yield on our investment portfolio. Yields have increased recently as a result of the Federal Reserve’s interest rate increases over the last several months. As short-term investments we purchased in 2003 and 2004 have come to maturity, the proceeds have been re-invested in instruments with higher effective yields, thus increasing interest income. Also contributing to the increase between the two quarterly and six months periods was the favorable impact of foreign exchange gains on our short-term intercompany balances.

Although interest rates have increased modestly over the last several months, we expect that our anticipated operating losses for the remainder of 2005 will require us to use a portion of our existing investment portfolio to fund ongoing business operations. In addition, we may decide to continue repurchasing our common stock in accordance with our board of directors approved stock repurchase program, which expires in March 2006. As such, we expect that the average amount of our invested cash will decrease during the remainder of 2005, which will result in reduced interest income. In addition, future fluctuations in the exchange rates between the United States dollar and the currencies in which we maintain our short-term intercompany balances (principally the European Euro and the British Pound Sterling) will also affect our interest and other income, net.

Provision for Income Taxes
	Three Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Provision for Income Taxes	$100	$161	$(61)	(37.9%)

	Six Months Ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Provision for Income Taxes	$200	$232	$(32)	(13.8%)

The provision for income taxes for 2005 includes a provision for federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes of $100,000 for the quarter ended June 30, 2005, and $200,000 for the six months ended June 30, 2005, primarily consist of taxes related to profitable foreign subsidiaries and various state minimum taxes. Income taxes of $161,000 for the quarter ended June 30, 2004, and $232,000 for the six months ended June 30, 2004, primarily consist of taxes related to profitable foreign subsidiaries, federal alternative minimum taxes, and various state minimum and regular income taxes.

Although we expect to generate a loss before provision for income taxes in 2005, we will be required to book income tax expense to cover, at a minimum, the foreign taxes owed on income generated by our profitable foreign subsidiaries. We expect this 2005 provision for income taxes will be slightly below the amounts provided for in 2004.

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER CONTRACTUAL OBLIGATIONS

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

Operating Lease Commitments. We lease our present corporate headquarters facility in San Jose, California, under two non-cancelable operating leases. The first lease agreement expires in 2011 and the second lease agreement expires in 2013. Upon expiration, both lease agreements provide for extensions of up to ten years. As part of these lease transactions, we provided the lessor security deposits in the form of two standby letters of credit totaling $8.0 million. Prior to July 2005, these letters of credit were secured with a cash deposit at the bank that issued the letters of credit. The cash on deposit was restricted as to withdrawal and was managed by a third party subject to certain limitations under our investment policy.

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

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during or related to the officer’s or director’s tenure with our company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that could enable us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of the applicable insurance coverage is minimal.

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $116,000 during the quarter ended June 30, 2005, and $99,000 for the same period in 2004. Royalty expense was approximately $247,000 for the six months ended June 30, 2005, and $230,000 for the same period in 2004.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Legal Actions. On May 3, 2004, we announced that Enel had filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the R&D Agreement. The arbitration took place in London in early March 2005, but the arbitration tribunal has not yet delivered its decision. Enel claimed that the R&D Agreement obligated us to supply Enel with additional concentrator and metering kit products for use outside of Italy and to cooperate with Enel to market Enel’s Contatore Elettronico system internationally. Enel sought to compel us to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, to pay damages in the amount of Euro 42.65 million, or approximately $51.7 million using the exchange rate as of July 31, 2005, and to reimburse them for certain arbitration related legal fees. We believe we fulfilled our obligations under the R&D Agreement, including any obligation with respect to the sale of products and with respect to joint marketing. We believe that Enel’s claims are without merit and vigorously defended ourselves in the arbitration proceedings. As of June 30, 2005, no amounts have been accrued in relation to the amounts sought by Enel. However, if the arbitration ultimately results in a judgment against us, and Enel is awarded some or all of its requested amounts, such award would have a material negative impact on our results of operations, cash flows, and financial position.

In addition to the matter described above, from time to time, in the ordinary course of business, we are also subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of June 30, 2005, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

As of June 30, 2005, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$33,631	$4,964	$9,544	$9,240	$9,883
Purchase commitments	7,594	7,575	19	--	--
Total	$41,225	$12,539	$9,563	$9,240	$9,883

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although recently we have also been able to finance our operations through operating cash flow. From inception through June 30, 2005, we raised $277.8 million from the sale of preferred stock and common stock, including exercises of stock options and warrants granted to our employees and members of our Board of Directors.

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

In March and August 2004, our board of directors approved a second stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. Since inception, we have repurchased a total of 1,090,728 shares under the program at a cost of $7.3 million. As of June 30, 2005, 1,909,272 shares are available for repurchase. The stock repurchase program will expire in March 2006.

The following table presents selected financial information as of June 30, 2005 and for each of the last three fiscal years (dollars in thousands):

	June 30,	December 31,
	2005	2004	2003	2002
Cash, cash equivalents, and short-term investments	$155,047	$160,364	$144,923	$134,489
Trade accounts receivable, net	10,771	17,261	20,110	22,930
Working capital	160,526	173,391	160,745	156,320
Stockholders’ equity	196,420	211,062	200,924	195,018

As of June 30, 2005, we had $155.0 million in cash, cash equivalents, and short-term investments, a decrease of $5.3 million as compared to December 31, 2004. Historically, our primary source of cash, other than stock sales and exercises of stock options and warrants as discussed above, has been receipts from revenue. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Net cash provided by operating activities. Net cash provided by operating activities has historically been driven by net income (loss) levels, adjustments for non-cash charges such as depreciation, amortization, and in-process research and development charges, and fluctuations in operating asset and liability balances. Net cash provided by operating activities was $3.0 million for the six months ended June 30, 2005, a $6.6 million decrease over the same period in 2004. During the six months ended June 30, 2005, net cash provided by operating activities was primarily the result of changes in our operating assets and liabilities of $7.7 million, and depreciation and amortization expense of $2.1 million, offset by our net loss of $6.9 million. Cash provided by operating activities for the six months ended June 30, 2004 was generated primarily from changes in our operating assets and liabilities of $4.3 million, net income of $2.7 million, and $2.6 million of depreciation and amortization.

Net cash used for investing activities. Net cash used for investing activities has historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used for investing activities was $8.2 million for the six months ended June 30, 2005, a $2.5 million decrease from the same period in 2004. During the six months ended June 30, 2005, net cash used for investing activities was primarily the result of purchases of $61.9 million of available-for-sale short-term investments and capital expenditures of $826,000, offset by proceeds from sales and maturities of available-for-sale short-term investments of $54.2 million, changes in our other long-term assets of $224,000, and an $89,000 reduction in our restricted investments. During the six months ended June 30, 2004, net cash used for investing activities was primarily the result of purchases of $94.0 million of available-for-sale short-term investments, capital expenditures of $1.2 million, purchases of restricted investments of $241,000, and changes in our other long-term assets of $99,000, offset by proceeds from sales and maturities of available-for-sale short-term investments of $84.9 million.

Net cash provided by (used in) financing activities. Net cash provided by (used in) financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs. Net cash used in financing activities was $7.1 million for the six months ended June 30, 2005, a $12.0 million increase as compared to net cash provided by financing activities of $4.9 million during the same period in 2004. During the six months ended June 30, 2005, net cash used in financing activities was attributable to open-market purchases of our common stock under our stock repurchase program. For the six months ended June 30, 2004, net cash provided by financing activities of $4.9 million was comprised of proceeds from the exercise of stock options by employees and directors.

We use well-regarded investment management firms to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated United States corporate obligations, United States government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.

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

Our existing cash, cash equivalents, and investment balances will likely decline during 2005 as a result of our anticipated operating losses and purchases under our board of directors approved stock repurchase program. In addition, any weakening of current economic conditions, or changes in our planned cash outlay, could also negatively affect our existing cash, cash equivalents, and investment balances. However, based on our current business plan and revenue prospects, we believe that our existing cash and short-term investment balances will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed later in this discussion in the section titled “Factors That May Affect Future Results of Operations.” In the unlikely event that we would require additional financing within this period, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

RELATED PARTY TRANSACTIONS

During the quarter and six months ended June 30, 2005, and the years ended December 31, 2004, 2003, and 2002, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, M. Kenneth Oshman, our Chairman of the Board and Chief Executive Officer, uses private air travel services for business trips for himself and for any employees accompanying him. Prior to January 1, 2005, a company controlled by Armas Clifford Markkula, a director of our company, provided these private air travel services. Our net expense with respect to such private air travel services is no greater than comparable first class commercial air travel services. Such net outlays were not material.

In September 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million (see Note 7 to our accompanying condensed consolidated financial statements for additional information on our transactions with Enel). The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. As of July 31, 2005, to our knowledge Enel had not disposed of any of its 3.0 million shares.

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. Enel appointed Mr. Francesco Tatò as its representative to our board of directors in September 2000. As a consequence of the expiration of Mr. Tatò’s mandate as Enel’s Chief Executive Officer, Mr. Tatò resigned his board memberships in all of Enel’s subsidiaries and affiliates, including Echelon. His resignation from our board of directors was effective in June 2002. Enel has reserved its right to nominate a new member of our board of directors, although as of July 31, 2005, Enel has not done so. During the term of service of Enel’s representative on our board of directors from September 2000 to September 2002, Enel’s representative abstained from resolutions on any matter relating to Enel.

At the time we entered into the stock purchase agreement with Enel, we also entered into the R&D Agreement with an affiliate of Enel. The R&D Agreement expired in June 2005. Under the terms of the R&D Agreement, we cooperated with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy. For the quarter and six months ended June 30, 2005, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $5.8 million and $16.2 million, respectively. As of June 30, 2005, $6.2 million of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers. For the quarter and six months ended June 30, 2004, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $16.7 million and $32.2 million, respectively, $14.2 million of which was included in accounts receivable at June 30, 2004. We expect that 2005 revenue relating to the Enel program will decline significantly as compared to the $64.1 million recognized in 2004. In addition, we expect that we will complete our Enel program related deliveries during 2005, after which revenue, if any, from Enel and its designated manufacturers will be reduced to an immaterial amount.

As described in the “Legal Actions” section of our discussion of “Off-Balance-Sheet Arrangements and Other Contractual Obligations”, during the second quarter of 2004, Enel began arbitration proceedings against our company. Enel claimed that the R&D Agreement obligated us to supply Enel with additional products for use outside of Italy and to cooperate with Enel to market Enel’s Contatore Elettronico system internationally. Enel sought to compel Echelon to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, to pay damages in the amount of Euro 42.65 million, or approximately $51.7 million using the exchange rate as of July 31, 2005, and to reimburse them for certain arbitration related legal fees. The arbitration was held in early March 2005 in London, and the arbitration tribunal has not yet rendered its decision. If the arbitration ultimately results in a judgment against us, and Enel is awarded some or all of its requested amounts, such award would have a material negative impact on our results of operations, cash flows, and financial position.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for how an entity accounts for, and reports, a change in accounting principle. Previously, most voluntary changes in accounting principles were implemented by reflecting a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. Although we are continuing to evaluate the application of SFAS 154, we do not currently believe its adoption will have a material effect on our financial position, results of operations, or cash flows.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, or FIN 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS 143, Accounting for Asset Retirement Obligations. FIN 47 requires that a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation must be adopted no later than the end of a company’s fiscal year ending after December 15, 2005. The interpretation is not expected to have a material impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R requires that an amount be calculated for all equity instruments granted to employees, including grants of employee stock options, using a fair-value-based method, and that these amounts be recorded as an expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. We will be required to adopt SFAS 123R in our first fiscal quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123, Accounting for Stock-Based Compensation, will no longer be an alternative to financial statement recognition. See “Stock-Based Employee Compensation Plans” in Note 2 to our accompanying consolidated financial statements later in this report for the pro-forma net loss and net loss per share amounts that would have been reported for the years ended December 31, 2004, 2003, and 2002 had we used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Under SFAS 123R, beginning January 1, 2006, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include either a modified-prospective or a modified-retroactive option. Under the modified-retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified-retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro-forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our results of operations and earnings per share.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC staff regarding the application of SFAS 123R.  Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the SEC staff's views regarding the valuation of share-based payment arrangements for public companies.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, or FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement No. 109. We do not currently expect the adoption of these new tax positions will have a material impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FAS 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans for repatriation of foreign earnings for purposes of applying SFAS 109, Accounting for Income Taxes. We are currently evaluating the repatriation provisions of AJCA, which if implemented, would affect our tax provision and deferred tax assets and liabilities. However, given the uncertainties and complexities of the repatriation provision, as well as our continuing evaluation, it is not possible at this time to determine the amount, if any, that may be repatriated or the related potential income tax effects of such repatriation.

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

On May 3, 2004, we announced that Enel had filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the R&D Agreement. The arbitration took place in London in early March 2005, but the arbitration tribunal has not yet delivered its decision. Enel claimed that the R&D Agreement obligated us to supply Enel with additional concentrator and metering kit products for use outside of Italy and to cooperate with Enel to market Enel’s Contatore Elettronico system internationally. Enel sought to compel us to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, to pay damages in the amount of Euro 42.65 million, or approximately $51.7 million using the exchange rate as of July 31, 2005, and to reimburse them for certain arbitration related legal fees. We believe we fulfilled our obligations under the R&D Agreement, including any obligation with respect to the sale of products and with respect to joint marketing. We believe that Enel’s claims are without merit and vigorously defended ourselves in the arbitration proceedings. As of June 30, 2005, no amounts have been accrued in relation to the amounts sought by Enel. However, if the arbitration ultimately results in a judgment against us, and Enel is awarded some or all of its requested amounts, such award would have a material negative impact on our results of operations, cash flows, and financial position.

After the Enel project is completed, our overall revenue will decline significantly.

If Enel continues to deploy its Contatore Elettronico project in accordance with its scheduled rollout plan, we expect that revenues from the Enel project will decline by approximately $37.8 million in 2005 from the $64.1 million of revenue that we received in 2004. Such revenues will account for slightly more than 35% of our overall revenues through 2005. Once the delivery of our products for use in the project is completed, which we currently estimate will occur in 2005, our revenues from Enel and its meter manufacturers will become negligible. Accordingly, we continue to seek new revenue opportunities with other utility companies around the world.

We believe that utility companies generally require a lengthier sales cycle than do most of our other customers. In most instances, one or more field trials of our NES system products may be required before a final decision is made by the utility. For example, a subsidiary of Nuon, a utility grid operator located in the Netherlands, completed a limited field trial of our NES system within its service territory in early 2005. Nuon has recently issued a public tender for a mass deployment, and we may not win the tender. In addition, there is generally an extended development and integration effort required in order to incorporate the new technology into the utility’s existing infrastructure.

Once a utility decides to move forward with a mass deployment of our NES system, the timing of our revenues will depend on a variety of factors, including, among others, contractual acceptance provisions and shipping terms. Due to the extended sales cycle and the additional development and integration time required, as well as the uncertainty of the timing of our revenues, we will not find any replacements for the Enel project revenue reduction in 2005. Because we do not expect to able to immediately replace the revenues generated by the Enel project, our 2005 and 2006 revenues and results of operations will be harmed.

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

We cannot assure you that our NES system will be accepted in the utility market place. For example, in order to realize all of the benefits of the NES system, a utility must replace a significant portion of its metering infrastructure with a homogenous population of intelligent, networked meters. In addition, even if the NES system meets a utility’s technical specifications, we may not be able to meet all of the utility’s contractual requirements. We also cannot assure you that, if accepted by the utilities, our NES system will generate economic returns that meet our financial targets. For example, revenues from our NES system offering may be lower than we anticipate, as was the case for actual versus targeted NES system revenues for the second, third and fourth quarters of 2004. Also, our current annual revenue targets for our NES business for 2005 are less than the levels originally forecast earlier in the year. The timing of these revenues could also fluctuate from our business plan for a variety of reasons, including the contractual acceptance provisions we agree to when negotiating our NES system sales agreements. Additionally, the gross margins we receive from our NES system offering will not be as high as for most of our other products.

Even if we are successful in penetrating the utility market with our NES system offering, we face competition from many companies. For example, Enel, our largest customer, has designed a system that it intends to use to compete with our NES system using third party products instead of our products. Enel has significantly greater experience and financial, technical, and other resources than we have. Enel previously announced an alliance with IBM to market and sell metering systems worldwide. We do not believe that our company will contribute to that alliance. Other competitors, including Actaris, Atos Origin, DCSI, Elster, Hexagram, Hunt Technologies, Itron, Iskraemeco, Nexus, and Ramar, as well as our own customers such as Enermet, Horstmann Controls, Kamstrup, and Metrima, could also develop and market their own multi-service metering systems that will compete with our NES system offering. We believe that our NES system will compete with other offerings both in terms of technical capabilities as well as in terms of price, warranties, indemnities, penalties, and other contractual provisions.

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

Compliance with new rules and regulations concerning hazardous materials may be costly and time-consuming, and may result in increased costs and a reduction in, or changes in the timing of, our expected revenues.

We are in the process of implementing programs to comply with newly enacted Restrictions on Hazardous Substances, or RoHS, regulations that require certain manufacturers, such as Echelon, to eliminate hazardous substances (e.g., lead, cadmium, mercury, etc.) from the commercial products that are sold to customers in the European Union and Japan. These new rules become effective in 2006.  Transitioning our products from non-compliant to RoHS-compliant is a complex, costly, and time-consuming process. During the transition, we face several risks, including, but not limited to, risks that we will be unable to successfully develop RoHS compliant alternatives for our existing non-RoHS compliant products, that we will be unable to complete the transition in a timely manner, and that the costs associated with this development effort will be higher than originally anticipated. In addition, we face the risk that, in order to minimize any exposure to excess non-RoHS compliant inventories, our customers, including our distributors such as EBV, may reduce their inventory levels significantly from historical levels. While we expect that, once the transition is complete, our customers would restore their inventories back to historical levels, such action by our customers and/or distributors could result in a reduction in expected revenue in the third and/or fourth quarters of 2005 due to the timing of these inventory level adjustments. If any of these risks materialize, our revenues, results of operations, and financial position could be harmed.

When we are required to take a compensation expense for the value of stock options or other compensatory awards that we issue to our employees, our results of operations will be harmed.

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

Our results for the balance of 2005 will be harmed if we do not achieve our expected revenues from the Enel project.

In June 2000, we entered into an R&D Agreement with an affiliate of Enel. Under the terms of the R&D Agreement, we agreed to work with Enel to integrate our LONWORKS technology into Enel’s Contatore Elettronico remote metering management project in Italy. The R&D Agreement expired in June 2005, but we will continue to ship products during the remainder of 2005 that were ordered prior to its expiration. We expect the Contatore Elettronico project will account for slightly more than 35% of our forecasted revenue for 2005.

We face a number of risks as we continue this project, including:
  a dispute could develop between Enel and our company regarding the scope of any of the other obligations of the parties with respect to the Contatore Elettronico project, the R&D Agreement or other agreements, or with respect to product suitability, quality, price, specifications, quantities, or other issues. Even if we should prevail in such a dispute, the costs incurred by Echelon and the diversion of time by key employees could adversely affect our company. If any dispute is not resolved in our favor or in a timely manner, the project, or revenue generated from the project, could be delayed, could become less profitable to us, could result in damages or losses, or either we or Enel could seek to terminate the R&D Agreement. From time to time, we have interpreted the contracts between our companies differently from Enel, which has led to disagreements. For example, as a result of a dispute regarding the compensation owed to us for the transition from the second generation of metering kit to the third generation of metering kit, which dispute has since been resolved, we deferred approximately $2.7 million of revenue from the second quarter to the third quarter of 2003; and
  Enel could decide to reduce its inventories of electricity meters or data concentrators. As a result, excess inventories could develop for periods of time, which could result in the delay or cancellation of additional product shipments to Enel and its contract equipment manufacturers.
Any of these factors would cause our revenues and income to suffer, which would significantly and adversely affect our financial condition and operating results.

Our markets are highly competitive. Many of our competitors have longer operating histories and greater resources than we do. If we are unable to effectively compete in the industry, our operating results would be harmed.

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
  our customer service and support; and
  warranties, indemnities, and other contractual terms.
In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. For our LONWORKS Infrastructure products, our competitors include some of the largest companies in the electronics industry, such as Siemens in the building and industrial automation industries, and Allen-Bradley (a subsidiary of Rockwell) and Groupe Schneider in the industrial automation industry. Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, and broader product offerings. As a result, these competitors may be able to devote greater resources to the development, marketing, and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufacture and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Products from other companies such as Digi International, emWare, Ipsil, JumpTec, Lantronix, Microsoft, and Wind River Systems, as well as certain micro-controller manufacturers including Freescale (formerly Motorola), Texas Instruments, Micro Chip, and Philips, all of which promote directly connecting devices to the Internet, could also compete with our products. In addition, in the utilities market, products from companies such as Actaris, Atos Origin, DCSI, Elster, Hexagram, Hunt Technologies, Itron, Iskraemeco, Nexus, and Ramar, each of which offers automatic meter reading products for the utility industry, as well as metering systems from our customers such as Enel, Enermet, Horstmann Controls, Kamstrup, and Milab, could compete with our NES system. For example, Enel, our largest customer, working with IBM, competes with our NES system using third party products instead of our products. Enel and IBM, as well as several other named competitors, have significantly greater experience and financial, technical, and other resources than we have. If we are unable to compete effectively in any of the markets we serve, our revenues, results of operations, and financial position could be harmed.

The performance of the contract equipment manufacturers that Enel has selected to manufacture electricity meters could affect our remaining expected revenues from the Enel project.

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
  the meter manufacturers may not achieve their intended production levels; and
  we may be prohibited by government trade sanctions from selling metering kits to one or more meter manufacturers.
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
  delays in installing, operating, and evaluating the results of NES system field trials; and
  the time it takes for utilities to evaluate multiple competing bids, negotiate terms, and award contracts for large scale metering system deployments
We generally have little or no control over these factors, which may cause a potential customer to favor a competitor’s products, or to delay or forgo purchases altogether. If any of these factors prevent or substantially delay our ability to complete a transaction, our revenues and results of operations could be harmed.

If we do not maintain adequate distribution channels for our LONWORKS Infrastructure products, or establish adequate distribution channels for our NES system products, our revenues will be harmed significantly.

Currently, significant portions of our revenues are derived from sales to distributors, including EBV, the sole independent distributor of our products to OEMs in Europe. Sales to EBV, our largest distributor, accounted for 21.9% of our total net revenues for the quarter ended June 30, 2005, and 14.2% of our total net revenues for the same period in 2004; and 19.6% of our total net revenues for the six months ended June 30, 2005 and 14.7% for the same period in 2004. Worldwide sales to distributors, including those to EBV, accounted for approximately 30.7% of total net revenues for the quarter ended June 30, 2005, and 23.8% of our total net revenues for the same period in 2004; and 26.5% of total net revenues for the six months ended June 30, 2005 and 23.2% for the same period in 2004.

Our current agreement with EBV, which has been in effect since 1997, expires in December 2005. If EBV, or any other existing or future distributor, fails to dedicate sufficient resources and efforts to marketing and selling our products, our revenues could decrease. If EBV significantly reduces its inventory levels for our products, both our revenues and customer service levels would decrease. If we do not maintain our agreement with EBV, we would be required to locate another distributor or add our own pan-European distribution capability to meet the needs of our customers. In that event, our business could be harmed during the transition period as EBV’s inventory of our products was sold but not replaced. Moreover, any replacement distribution channel could prove less effective than EBV.

We market our NES system products directly, as well as through selected value added resellers, or VARs, and integration partners. However, we believe that a significant portion of our NES system sales, if any, will be made through our VARs and integration partners, rather than directly by our company, since to date, our VARs and integration partners have greater experience in overseeing projects for utilities. As a result, if our relationships with our VARs and integration partners are not successful, or if we are not able to create similar distribution channels for our NES system business with other companies, our NES system business may not be successful, which will harm our revenues and operating results.

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

We have a history of losses and, although we achieved profitability in prior years, we expect to incur substantial losses again in 2005.

For the six months ended June 30, 2005, we generated a loss of $6.9 million. As of June 30, 2005, we had an accumulated deficit of $71.2 million. We have invested and expect to continue investing significant financial resources in product development, marketing and sales. We believe we will incur a substantial loss in 2005. Consequently, we currently expect our cash and short-term investment balances to decline as a result of such losses.

Our future operating results will depend on many factors, including:
  adoption of our NES solution and other products by service providers for use in utility and/or other home automation projects;
  revenue growth of our LONWORKS Infrastructure products;
  timely installation of Enel’s Contatore Elettronico project;
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
  ongoing operational expenses associated with any future business acquisitions;
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

Our international sales and marketing operations are located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 76.3% of our total net revenues for the quarter ended June 30, 2005, and 85.1% of our total net revenues for the same period in 2004; and 79.4% of our total revenues for the six months ended June 30, 2005 and 85.1% for the same period in 2004. We expect that international sales will continue to constitute a significant portion of our total net revenues.

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

Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The portion of our revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was approximately 5.9% for the quarter ended June 30, 2005, and 2.9% for the same period in 2004; and 4.3% for the six months ended June 30, 2005 and 2.9% for the same period in 2004. In addition, much of our sales and marketing expenses, as well as certain other costs, are incurred in currencies other than the U.S. dollar. For example, China recently revalued its currency, the Chinese Renminbi, against the U.S. dollar. Although the initial adjustment did not result in a material change to the costs for goods and services we obtain from our suppliers and contractors in China, any future revaluations of the Chinese currency against the U.S. dollar could result in significant cost increases. If the value of the U.S. dollar declines as compared to the local currency where the expenses are incurred, our expenses, when translated back into U.S. dollars, will increase.

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

Our quarterly and annual results have varied significantly from period to period, and we have, on occasion, failed to meet securities analysts’ expectations. For example, in the fourth quarter of 2004, we generated net income of $3.0 million, whereas in the first and second quarters of 2005, we generated net losses of $2.3 million and $4.6 million, respectively. We expect to incur substantial losses for the remainder of 2005, and our future results may continue to fluctuate and may not meet analysts’ expectations in some future period. As a result, the price of our common stock could fluctuate or decline. Some factors that could cause this variability, many of which are outside of our control, including the following:
  a judgment against us in our arbitration with Enel;
  transitioning from non-RoHS compliant to RoHS compliant products could cause our customers to reduce their historical inventory levels, which could reduce our revenues;
  revenues from the Enel project may fail to meet analysts’ expectations or our revenue and earnings guidance;
  we may fail to meet analysts’ expectations relating to our NES system and additional utility customers and applications;
  we may fail to meet analysts’ expectations for revenue growth in our sales of LONWORKS Infrastructure products to OEMs and systems integrators;
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
  we could incur ongoing operational expenses associated with future business acquisitions;
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

Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. As of July 31, 2005, we have 95 issued U.S. patents, 8 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. In addition, we may not apply for or obtain patents in each country in which our technology may be used. If any of our patents fail to protect our technology, or if we do not obtain patents in certain countries, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

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

To address these issues, the agreements we maintain with our customers typically contain provisions intended to limit our exposure to potential errors and omissions claims as well as any liabilities arising from them. In certain very limited instances, these agreements require that we be named as an additional insured on our customers’ insurance policies. However, our customer contracts and additional insured coverage may not effectively protect us against the liabilities and expenses associated with errors or failures attributable to our products. For example, utility customers purchasing our NES system may require that we agree to indemnities or penalties in excess of the provisions we typically employ with our LONWORKS Infrastructure products, or that are not limited at all. Also, local laws may impose liability for NES system or other product failures, including liability for harm to property or persons. Such failures could harm our reputation, expose our company to liability, and adversely affect our operating results and financial position.

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

The trading price of our common stock is subject to significant fluctuations in response to numerous factors, including:
  a judgment against us in our arbitration with Enel;
  transitioning from non-RoHS compliant to RoHS compliant products could cause our customers to reduce their historical inventory levels, which could reduce our revenues;
  significant stockholders may sell some or all of their holdings of our stock. For example, Enel presently owns 3,000,000 shares, or approximately 7.5% of our outstanding common stock. Enel is generally free to sell these shares at its discretion. In the event Enel, or any other significant stockholder, elects to sell all or a portion of their holdings in our shares, such sale or sales could depress the market price of our stock during the period in which such sales are made;
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

As of July 31, 2005, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our Board of Directors), beneficially owned 34.9% of our outstanding stock.

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

For example, we have entered into the Contatore Elettronico project with an affiliate of Enel. Enel currently owns 3.0 million shares of our common stock, representing approximately 7.5% of our outstanding common stock. Enel also has the right to nominate a member of our Board of Directors as long as Enel owns at least 2.0 million shares of our common stock. As a consequence of the expiration of his mandate as Enel’s Chief Executive Officer, Mr. Francesco Tatò resigned his board membership in all of Enel’s subsidiaries and affiliates, including Echelon. Mr. Tatò served on our Board of Directors as a representative of Enel from September 2000 until September 2002. Enel has reserved its right to nominate a new member of our Board of Directors, who must be approved by us, to fill the vacancy created by the resignation of Enel’s former board representative to our Board of Directors. During the term of service of Enel’s former board representative from September 2000 to September 2002, Enel’s representative on our Board abstained from resolutions on any matter relating to Enel. A member of our Board of Directors who is also an officer of or is otherwise affiliated with Enel may decline to take action in a manner that might be favorable to us but adverse to Enel. Conflicts that could arise might concern the Contatore Elettronico project with Enel and other matters where Enel’s interest may not always coincide with our interests or the interests of our other stockholders. Any of those conflicts could lead to litigation and could otherwise significantly and adversely affect our financial condition and results of operations.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2005 and June 30, 2004, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at June 30, 2005, and June 30, 2004, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

ITEM 4. CONTROLS AND PROCEDURES

Our review of our internal controls over financial reporting was made within the context of the relevant professional auditing standards defining “internal controls over financial reporting,”“significant deficiencies,” and “material weaknesses.” As part of our evaluation of internal controls over financial reporting, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

Conclusions Regarding Disclosure Controls and Procedures

Our CEO and our CFO, after evaluating our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, or the Exchange Act, Rules 13a-14(c) and 15-d-14(c)) as of June 30, 2005, have concluded that as of such date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Since we began reviewing our internal controls over financial reporting, we identified a number of processes where an opportunity to improve our internal controls existed. We have not identified any findings that rose to the level of a “material weakness,” as such term is defined under standards established by the Public Company Accounting Oversight Board. As part of our ongoing effort to maximize our internal controls over financial reporting, each of these control improvement opportunities has been, or is in the process of being, remediated by management.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 3, 2004, we announced that Enel had filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the R&D Agreement. The arbitration took place in London in early March 2005, but the arbitration tribunal has not yet deliverend its decision. Enel claimed that the R&D Agreement obligated us to supply Enel with additional concentrator and metering kit products for use outside of Italy and to cooperate with Enel to market Enel’s Contatore Elettronico system internationally. Enel sought to compel us to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, to pay damages in the amount of Euro 42.65 million, or approximately $51.7 million using the exchange rate as of July 31, 2005, and to reimburse them for certain arbitration related legal fees. We believe we fulfilled our obligations under the R&D Agreement, including any obligation with respect to the sale of products and with respect to joint marketing. We believe that Enel’s claims are without merit and vigorously defended ourselves in the arbitration proceedings. As of June 30, 2005, no amounts have been accrued in relation to the amounts sought by Enel. However, if the arbitration ultimately results in a judgment against us, and Enel is awarded some or all of its requested amounts, such award would have a material negative impact on our results of operations, cash flows, and financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the repurchase of our common stock during the quarter ended June 30, 2005:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1- April 30	95,348	(1)	$6.31	422,132	(1)	2,577,868
May 1- May 31	441,176		$6.41	863,308		2,136,692
June 1- June 30	227,420		$6.84	1,090,728		1,909,272
Total	763,944		$6.53	1,090,728		1,909,272

(1)	Shares repurchased in open-market transactions under the current stock repurchase program approved by our board of directors in March 2004 and August 2004. The program authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. During the quarter ended June 30, 2005, we repurchased 763,944 shares under the program at a cost of $5.0 million. Since inception, we have repurchased a total of 1,090,728 shares under the program at a cost of $7.3 million. The stock repurchase program will expire in March 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 27, 2005. At such meeting, the following directors were elected: M. Kenneth Oshman, and Larry W. Sonsini. Our incumbent directors, Robert J. Finocchio, Jr., Armas Clifford Markkula, Jr., Robert W. Maxfield, Michael E. Lehman, and Richard M. Moley will continue to serve on the Board. Voting results for the election of the directors were as follows:

	Votes For	Votes Withheld

M. Kenneth Oshman	34,397,542	362,940
Larry W. Sonsini	31,609,546	3,150,936

The only other matter submitted to stockholder vote at the Annual Meeting was the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2005. Voting results for the KPMG LLP appointment were as follows:

Votes For:	Votes Against:	Abstain:

34,598,397	139,727	22,358

ITEM 6. EXHIBITS

Exhibits

Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

ECHELON CORPORATION
Date: August 8, 2005	By:	/s/ Oliver R. Stanfield
Oliver R. Stanfield, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.