Form 10-Q
period 2005-09-30
ECHELON CORP
filed 2005-11-08
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________

FORM 10-Q
___________________________
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of October 31, 2005, 40,021,635 shares of the Registrant’s common stock were outstanding.

Page1

ECHELON CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions, anticipations, commitments or strategies regarding the future that are forward-looking. These statements include those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Liquidity and Capital Resources,”“Recently Issued Accounting Standards” and “Factors That May Affect Future Results of Operations,” and elsewhere in this report. These statements include statements concerning projected revenues, international revenues, expenses, gross profit, income, adoption of SFAS 154 on our results of operations, the interpretation of FIN 47, the requirements of SFAS 123R, the adoption of FAS 109-1, product development and market acceptance of our products.
In this report, the words “may,”  “could,”  “would,”  “might,”  “will,”  “should,”  “plan,”  “forecast,”  “anticipate,”  “believe,”  “expect,”  “intend,”  “estimate,”  “predict,”  “potential,”  “continue,”  “future,”  “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those set forth in the section entitled “Factors That May Affect Future Results of Operations” and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ.

Page2

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,356	$35,510
Short-term investments	127,477	124,854
Accounts receivable, net	9,423	17,261
Inventories	5,187	5,584
Other current assets	2,914	2,213
Total current assets	179,357	185,422

Property and equipment, net	15,320	16,983
Goodwill	8,060	8,344
Restricted investments	--	11,106
Other long-term assets	2,062	2,061

TOTAL ASSETS	$204,799	$223,916

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,294	$5,157
Accrued liabilities	11,510	5,452
Deferred revenues	1,262	1,422
Total current liabilities	18,066	12,031

LONG-TERM LIABILITIES:
Deferred rent	1,026	823
Total long-term liabilities	1,026	823

STOCKHOLDERS’ EQUITY:
Common stock	415	415
Additional paid-in capital	277,781	277,442
Treasury stock	(11,219)	(3,367)
Accumulated other comprehensive income	64	922
Accumulated deficit	(81,334)	(64,350)
Total stockholders’ equity	185,707	211,062

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$204,799	$223,916

See accompanying notes to condensed consolidated financial statements.
Page3

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

Three Months Ended September 30,	Nine Months Ended September 30,
REVENUES:	2005	2004	2005	2004

Product	$16,068	$22,556	$54,852	$77,467
Service	183	185	562	598
Total revenues	16,251	22,741	55,414	78,065

COST OF REVENUES:
Cost of product	7,085	9,397	23,107	32,744
Cost of service	525	466	1,629	1,478
Total cost of revenues	7,610	9,863	24,736	34,222

GROSS PROFIT	8,641	12,878	30,678	43,843

OPERATING EXPENSES:
Product development	6,170	6,227	18,747	18,623
Sales and marketing	5,164	4,572	15,585	14,660
General and administrative	8,550	3,123	16,597	9,855
Total operating expenses	19,884	13,922	50,929	43,138

INCOME (LOSS) FROM OPERATIONS	(11,243)	(1,044)	(20,251)	705

INTEREST AND OTHER INCOME, NET	1,225	609	3,567	1,755

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(10,018)	(435)	(16,684)	2,460

INCOME TAX EXPENSE (BENEFIT)	100	(35)	300	197

NET INCOME (LOSS)	$(10,118)	$(400)	$(16,984)	$2,263

NET INCOME (LOSS) PER SHARE:
Basic	$(0.25)	$(0.01)	$(0.42)	$0.06
Diluted	$(0.25)	$(0.01)	$(0.42)	$0.06

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
Basic	40,074	41,183	40,538	40,826
Diluted	40,074	41,183	40,538	40,963

See accompanying notes to condensed consolidated financial statements.

Page4

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Nine Months Ended September 30,
2005	2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(16,984)	$2,263
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,115	3,719
Loss on disposal of fixed assets	45	--
Increase in (reduction of) allowance for doubtful accounts provision	(1)	(37)
Stock-based compensation	356	--
Change in operating assets and liabilities:
Accounts receivable	7,839	7,548
Inventories	397	(1,650)
Other current assets	(701)	578
Accounts payable	137	739
Accrued liabilities	6,058	(570)
Deferred revenues	(160)	847
Deferred rent	203	254
Net cash provided by operating activities	304	13,691

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(92,408)	(111,622)
Proceeds from maturities and sales of available-for-sale short-term investments	89,794	111,129
Release (purchase) of restricted investments	11,106	(238)
Change in other long-term assets	250	(146)
Capital expenditures	(1,464)	(1,551)
Net cash provided by (used in) investing activities	7,278	(2,428)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchase of common stock	(7,869)	--
Proceeds from issuance of common stock	--	5,110
Net cash provided by (used in) financing activities	(7,869)	5,110

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(867)	(86)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,154)	16,287

CASH AND CASH EQUIVALENTS:
Beginning of period	35,510	18,667
End of period	$34,356	$34,954

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$298	$725

See accompanying notes to condensed consolidated financial statements.
Page5

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

Revenue Recognition

The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for 8.0% of total revenues for the quarter ended September 30, 2005 and 5.7% for the same period in 2004; and 6.9% of total revenues for the nine months ended September 30, 2005 and 4.8% for the same period in 2004. Service revenues consist of product technical support (including software post-contract support services), training, and custom software development services.

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

Page6

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

Short-Term Investments

The Company classifies its investments in marketable debt securities as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 2005, the Company’s available-for-sale securities had contractual maturities from three to 24 months and an average maturity of eight months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of September 30, 2005, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains (Losses)
U.S. corporate securities:
Commercial paper	$12,510	$12,507	$(3)
Certificate of deposit	1,506	1,507	1
Corporate notes and bonds	62,784	62,561	(223)
	76,800	76,575	(225)
Foreign corporate notes and bonds	3,022	3,019	(3)
U.S. government securities	48,076	47,883	(193)
Total investments in debt and equity securities	$127,898	$127,477	$(421)

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

Page7

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months and nine months ended September 30, 2005 and September 30, 2004 (in thousands, except per share amounts):
Three Months Ended September 30,	Nine Months Ended September 30,
2005	2004	2005	2004
Net income (loss) (Numerator):
Net income (loss), basic & diluted	$(10,118)	$(400)	$(16,984)	$2,263
Shares (Denominator):
Weighted average common shares outstanding	40,074	41,183	40,538	40,826
Shares used in basic computation	40,074	41,183	40,538	40,826
Common shares issuable upon exercise of stock
options (treasury stock method)	--	--	--	137
Shares used in diluted computation	40,074	41,183	40,538	40,963
Net income (loss) per share:
Basic	$(0.25)	$(0.01)	$(0.42)	$0.06
Diluted	$(0.25)	$(0.01)	$(0.42)	$0.06

In accordance with SFAS 128, for the three and nine month periods ended September 30, 2005, and for the three month period ended September 30, 2004, no diluted net loss per share calculations were performed due to the Company’s net loss position. The number of potentially dilutive stock options excluded from these calculations for the three and nine months ended September 30, 2005, and the three months ended September 30, 2004, was 490,385, 184,791, and 3,415, respectively. For the nine months ended September 30, 2004, stock options in the amount of 9,157,651 were not included in the computation of diluted earnings per share. These options were excluded from the calculation because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect of their inclusion would be anti-dilutive.

Comprehensive Income

Comprehensive income for the Company consists of net income plus the effect of unrealized holding gains or losses on investments classified as available-for-sale, as well as foreign currency translation adjustments. Comprehensive income for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

Three Months Ended September 30,	Nine Months Ended September 30,
2005	2004	2005	2004
Net income/(loss)	$(10,118)	$(400)	$(16,984)	$2,263
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(89)	55	(867)	(78)
Unrealized holding gain/(loss) on available-for-sale securities	(83)	122	9	(418)
Comprehensive income/(loss)	$(10,290)	$(223)	$(17,842)	$1,767

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
Page8

When we adopted SFAS 142 in 2002, we ceased amortizing goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. Since then, primarily as a result of acquisitions in 2002 and 2003, the net balance of goodwill has grown to $8.1 million as of September 30, 2005.

We review goodwill for impairment annually during the quarter ending March 31. Our review during the quarter ended March 31, 2005 indicated no impairment. If, as a result of an annual or any other impairment review that we perform in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge.

Stock-Based Employee Compensation Plans

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related Interpretations. For stock options granted to employees, no stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In 2005, the Company also began issuing restricted stock to certain of its employees. For these restricted stock awards, stock-based employee compensation is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Three Months Ended September 30,	Nine Months Ended September 30,
2005	2004	2005	2004

Net income (loss) as reported	$(10,118)	$(400)	$(16,984)	$2,263
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	170	--	356	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,322)	(7,484)	(7,264)	(17,679)
Pro forma net loss	$(12,270)	$(7,884)	$(23,892)	$(15,416)

Basic net income/(loss) per share:
As reported	$(0.25)	$(0.01)	$(0.42)	$0.06
Pro forma	$(0.31)	$(0.19)	$(0.59)	$(0.38)

Diluted net income/(loss) per share:
As reported	$(0.25)	$(0.01)	$(0.42)	$0.06
Pro forma	$(0.31)	$(0.19)	$(0.59)	$(0.38)

The weighted-average grant date fair value of options granted during the three months ended September 30, 2005 and September 30, 2004 was $3.77 and $3.96, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2005 and September 30, 2004 was $3.63 and $6.01, respectively. Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Page9

Three Months Ended September 30,	Nine Months Ended September 30,
2005	2004	2005	2004

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.1%	3.1%	4.0%	2.4%
Expected volatility	57.5%	71.4%	57.7%	78.3%
Expected life (in years)	3.7	3.7	3.6	3.6

Restricted Investments

In July 2005, the Company renegotiated its line of credit with its primary bank. As part of the renegotiation, the requirement for restricted investments was eliminated. Prior to July 2005, restricted investments consisted of money market funds and certain United States government agency obligations. These investments were carried at fair value and were collateral for a $10.0 million line of credit issued to the Company by its primary bank. Because the Company’s former agreement with the lender prevented the Company from withdrawing these invested funds, they were considered restricted. The line of credit is maintained primarily for the purpose of providing standby letters of credit for specified obligations under the Company’s headquarter facility lease agreements.

As of September 30, 2005, the Company’s primary bank has issued, against the line of credit, two standby letters of credit totaling $8.0 million as security for real estate lease commitments discussed in Note 4. As of September 30, 2005, no amounts had been drawn against the line of credit or the letters of credit.

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
Page10

In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R requires that an amount be calculated for all equity instruments granted to employees, including grants of employee stock options, using a fair-value-based method, and that these amounts be recorded as an expense in the Company’s consolidated statements of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The Company will be required to adopt SFAS 123R in its first fiscal quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123, Accounting for Stock-Based Compensation, will no longer be an alternative to financial statement recognition. See “Stock-Based Employee Compensation Plans” above for the pro-forma net loss and net loss per share amounts that would have been reported for the quarters and nine months ended September 30, 2005 and September 30, 2004 had the Company used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Under SFAS 123R, beginning January 1, 2006, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include either a modified-prospective or a modified-retroactive adoption option. Under the modified-retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified-retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro-forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its results of operations and earnings per share.

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

3.  Significant Customers

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. The Company currently has two customers that represent a majority of the Company’s revenues: Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers), and EBV Electronik GmbH (“EBV”), the Company’s sole distributor of its LONWORKS® Infrastructure products in Europe. For the three and nine months ended September 30, 2005 and 2004, the percentages of the Company’s revenues attributable to sales made to these two customers were as follows:

Page11

Three Months Ended September 30,	Nine Months Ended September 30,
2005	2004	2005	2004

Enel	27.0%	51.0%	37.1%	56.1%
EBV	22.7%	16.5%	20.5%	15.2%

Total	49.7%	67.5%	57.6%	71.3%

The Company’s contract with Enel expired in June 2005, although the Company currently expects to continue shipping products during the remainder of 2005 that were ordered by Enel and its third party meter manufacturers prior to the expiration date. The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2005.

4.  Commitments and Contingencies

Lease Commitments

The Company leases its facilities under operating leases that expire on various dates through 2013. In December 1999, the Company entered into a lease agreement with a real estate developer for its existing corporate headquarters in San Jose, California. This agreement requires minimum rental payments for ten years totaling approximately $20.6 million and also required that the Company provide a $3.0 million security deposit. The Company satisfied the security deposit requirement by causing to have issued a standby letter of credit (“LOC”) in July 2000, which has been renewed annually since then. At the end of the current ten-year lease term, the Company has the right, pursuant to the lease agreement, to extend the lease for two sequential five-year terms.

In October 2000, the Company entered into another lease agreement with the same real estate developer for an additional building at its headquarters site. Construction on the second building was completed in May 2003, at which time monthly rental payments commenced. This second lease agreement also requires minimum rental payments for ten years totaling approximately $23.4 million. In addition, this second lease agreement also required a security deposit of $5.0 million. The Company satisfied this security deposit requirement by causing to have issued another LOC in October 2001, which is also subject to annual renewals. At the end of the current ten-year lease term, the Company has the right, pursuant to the lease agreement, to extend the lease for two sequential five-year terms.

In addition to its corporate headquarters facility, the Company also leases facilities for its sales, marketing, distribution and product development personnel located elsewhere within the United States and in nine foreign countries throughout Europe and Asia. These operating leases are of shorter duration, generally one to three years, and in some instances are cancelable with advance notice.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of product revenues on our consolidated statements of income, was approximately $115,000 during the quarter ended September 30, 2005, and $125,000 for the same period in 2004. Royalty expense was approximately $363,000 for the nine months ended September 30, 2005, and $355,000 for the same period in 2004.

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

Page12

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

Legal Actions

On May 3, 2004, the Company announced that Enel filed a request for arbitration to resolve a dispute regarding the Company’s marketing and supply obligations under the Research and Development and Technological Cooperation Agreement dated June 28, 2000. The arbitration took place in London in early March 2005 under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce, or ICC. The Company received the arbitration panel’s decision on September 29, 2005. The arbitration tribunal awarded Enel €4,019,750 in damages plus interest from December 15, 2004 and the sums of $52,000 and €150,000 in arbitration and legal related costs, respectively. These amounts, which total approximately $5.2 million using exchange rates in effect as of September 30, 2005, have been accrued for and are included in the Company’s results of operations for the quarter ended September 30, 2005. The arbitration tribunal refused Enel’s request to extend the supply or marketing obligations of Echelon.

In addition to the matter described above, from time to time, in the ordinary course of business, the Company is also subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of September 30, 2005, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

5.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004

Purchased materials	$1,008	$1,320
Work-in-process	13	12
Finished goods	4,166	4,252
	$5,187	$5,584

6.  Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2005	December 31, 2004

Accrued payroll and related costs	$2,459	$2,482
Accrued taxes	1,384	1,398
Other accrued liabilities	7,667	1,572
	$11,510	$5,452

Page13

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

The Company operates its business as one reportable segment: the design, manufacture and sale of products for the control network industry, and markets its products primarily to the building automation, industrial automation, transportation, and utility/home automation markets. The Company’s products are marketed under the LONWORKS brand name, which provides the infrastructure and support required to implement and deploy open, interoperable, control network solutions. All of the Company’s products either incorporate, or interoperate with, products that incorporate the Neuron® Chip and/or the LONWORKS protocol. The Company also provides services to customers which consist of technical support and training courses covering its LONWORKS network technology and products. The Company offers about 90 products and services that together constitute the LONWORKS system. In general, any given customer purchases a subset of such products and services that are appropriate for that customer’s application.

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, restricted investments, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2005, and December 31, 2004, long-lived assets of about $22.4 million and $35.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the Executive Staff when making decisions about resource allocation to the geographic areas based on their performance.

In North America, the Company sells its products through a direct sales organization. Outside North America, direct sales, applications engineering and customer support are conducted through the Company’s operations in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped. Summary information by geography for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

Page14

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues from customers:
Americas	$4,488	$4,164	$12,568	$12,406
EMEA	9,341	14,619	36,817	57,316
APJ	2,422	3,958	6,029	8,343
Total	$16,251	$22,741	$55,414	$78,065
Gross profit:
Americas	$2,599	$2,767	$7,565	$8,130
EMEA	4,700	7,867	19,599	30,650
APJ	1,342	2,244	3,514	5,063
Total	$8,641	$12,878	$30,678	$43,843
Income (loss) from operations:
Americas	$1,481	$1,767	$4,172	$4,916
EMEA	3,352	6,514	15,239	26,440
APJ	191	1,375	68	2,070
Unallocated	(16,267)	(10,700)	(39,730)	(32,721)
Total	$(11,243)	$(1,044)	$(20,251)	$705

Products sold to Enel and its designated manufacturers accounted for approximately $4.4 million, or 27.0% of total revenues for the quarter ended September 30, 2005, and $11.6 million, or 51.0% for the same period in 2004; and $20.6 million, or 37.1% of total revenues for the nine months ended September 30, 2005, and $43.8 million, or 56.1% for the same period in 2004. For the quarter ended September 30, 2005, 91.5% of the revenues under the Enel program were derived from products shipped to customers in EMEA and the remaining 8.5% were derived from products shipped to customers in APJ. For the nine months ended September 30, 2005, 97.5% of the revenues derived from products shipped under the Enel program were from customers in EMEA and the remaining 2.5% from customers in APJ.

EBV, the sole independent distributor of the Company’s products in Europe, accounted for 22.7% of total revenues for the quarter ended September 30, 2005 and 16.5% for the same period in 2004; and 20.5% of total revenues for the nine months ended September 30, 2005 and 15.2% for the same period in 2004.

8.  Income Taxes

The provision for income taxes for the three months and nine months ended September 30, 2005 and 2004 includes a provision for Federal, state, and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes and the utilization of net operating losses not previously benefited.

9.  Related Party

During the quarter and nine months ended September 30, 2005, and the years ended December 31, 2004, 2003, and 2002, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

In June 2000, the Company entered into a stock purchase agreement with Enel. At the same time, the Company also entered into a research and development agreement (the “R&D Agreement”) with an affiliate of Enel. Under the terms of the R&D Agreement, the Company cooperated with Enel to integrate LONWORKS technology into Enel’s remote metering management project in Italy. For the quarter and nine months ended September 30, 2005, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $4.4 million and $20.6 million, respectively. For the quarter and nine months ended September 30, 2004, the Company recognized revenue from products sold to Enel and its designated manufacturers of approximately $11.6 million and $43.8 million, respectively. As of September 30, 2005 and September 30, 2004, $5.3 million and $8.8 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
Page15

On May 3, 2004, the Company announced that Enel filed a request for arbitration to resolve a dispute regarding the Company’s marketing and supply obligations under the R&D Agreement. The arbitration was resolved with the issuance of a decision on September 29, 2005, calling for the Company to pay Enel approximately $5.2 million in damages, interest, and legal and arbitration related costs. For additional information regarding the arbitration, please refer to the “Legal Actions” section of Note 4, Commitments and Contingencies.

10.  Stock Repurchase Program

In March and August 2004, the Company’s Board of Directors approved a stock repurchase program for up to 3.0 million shares of the Company’s common stock. During the quarter ended September 30, 2005, the Company repurchased 96,644 shares under the program at a cost of approximately $773,000. During the nine months ended September 30, 2005, the Company repurchased 1,162,388 shares under the program at a cost of $7.9 million. Since the repurchase program’s inception, the Company has repurchased 1,187,372 shares at a cost of $8.0 million. As of September 30, 2005, 1,812,628 shares are available for repurchase. The stock repurchase program will expire in March 2006.

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

On October 21, 2004, in accordance with the Exchange Program, the Company accepted and cancelled options to purchase 3,816,812 shares of its common stock. On April 22, 2005, which was the first business day that was nine months and one day after cancellation of the exchanged options, the Company granted new stock options totaling 2,159,327 shares. With the exception of new options granted to participating executive officers and certain foreign employees, the new options were granted at an exercise price of $6.11, the closing price of the Company’s stock on that date.

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

12.  Warranty Reserves

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are recorded at the time of shipment. The reserve for warranty costs was $356,000 as of September 30, 2005 and $148,000 as of December 31, 2004.

Page16

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business, including but not limited to: our belief that control networks based on our products can reduce life-cycle costs, save energy, are more flexible than centralized systems and permit control systems to be comprised of products and services from a variety of vendors; our belief that the NES system brings cost savings in a wide range of a utility’s functions, from metering and customer services to distribution operations and value-added services; our belief that new products and product enhancements, such as our NES offering and Panoramix platform, will make it easier for our customers to aggregate and process information from remote LonWorks networks, thereby increasing overall network management capabilities; our belief that the benefits derived from our NES system deliver a more compelling return on investment than “traditional” automatic meter reading (“AMR”) systems; our belief that our Enel Project revenue will decline sharply in 2005 as compared to 2004 and our belief that we will not be able to find one or more replacements for this Enel project revenue reduction in 2005; our belief that we will not receive any material revenues from Enel in 2006 and beyond; our belief that, in general, as long as the current worldwide economic recovery continues to gain momentum, overall revenues from our LonWorks Infrastructure business will continue to improve during 2005 as compared to 2004; our expectation that our LonWorks Infrastructure revenues from Europe will continue growing in 2005; our belief that market conditions in Asia, particularly Japan, will continue to be challenging in 2005; our belief that, during the remainder of 2005, the portion of our revenues conducted in Japanese Yen (or other foreign currencies) will rise slightly from that experienced in 2004; our expectation that we will begin shipping our RoHS compliant products in volume quantities later in 2005; our expectation that, for full year 2005, our overall gross margin will be reduced by one to two percentage points from that generated in 2004; our expectation that our service revenues will decrease over prior year levels; our expectation that, for full year 2005, product development expenses will increase marginally over 2004 levels; our expectation that, for full year 2005, general and administrative costs will increase substantially over levels incurred in 2004; our expectation that our anticipated operating losses for the remainder of 2005 will require us to use a portion of our existing cash and short-term investment portfolio to fund ongoing business operations; our expectation that the average amount of our invested cash will decrease during the remainder of 2005; our belief that, during 2005, our sales and marketing expenses will increase over 2004 levels; our belief that many of our customers will continue to refrain from purchasing our customer support and training offerings during 2005 in an effort to minimize their operating expenses; our belief that we have adequately provided for legal proceedings as of September 30, 2005; our belief that our existing cash and short-term investment balances will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months; our belief that we will incur a substantial loss in 2005; our belief that stock option expensing will materially reduce our financial results in future years; and our belief that estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable. These statements may be identified by the use of such words as “may,”“could,”“would,”“might,”“will,”“should,”“plan,”“forecast,”“anticipate,”“ believe,”“expect,”“intend,”“estimate,”“predict,”“potential,”“continue,”“future,”“moving toward” or the negative of these terms or other similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates, or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate revenues, pricing pressures, returns, reserves, demand for our products, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of our products, the market for our products generally and certain customers specifically, our beliefs regarding our liquidity needs, and our beliefs regarding the material weakness identified in internal controls at our Japanese subsidiary.

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
Page17

We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s electricity meter management project in Italy known as the Contatore Elettronico. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We have been investing in products for use by electricity utilities for use in management of electricity distribution. We began to receive modest amounts of revenue resulting from these investments in 2004. We refer to this revenue as networked energy services, or NES, revenue. We refer to all other revenue as LONWORKS Infrastructure revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

We have a history of losses and, although we achieved profitability in past fiscal periods, we have incurred a loss in each of the quarters to date in 2005, and expect to incur substantial operating losses for the remainder of 2005, due primarily to the significant reduction in the amount of Enel Project revenue. Enel has stated that it intends to complete the installation of the Contatore Elettronico during 2005, after which we do not expect any material revenues from Enel or its meter manufacturers.

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

Sales to certain distributors are made under terms allowing limited rights of return. Sales to EBV, our largest distributor, accounted for 22.7% of total net revenues for the quarter ended September 30, 2005 and 16.5% for the same period in 2004; and 20.5% of total net revenues for the nine months ended September 30, 2005 and 15.2% for the same period in 2004. Worldwide sales to distributors, including those to EBV, accounted for approximately 32.3% of total net revenues for the quarter ended September 30, 2005 and 17.0% of total net revenues for the same period in 2004; and 28.2% of total net revenues for the nine months ended September 30, 2005 and 21.4% for the same period in 2004.

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

In addition, if we were to modify the contractual return rights, or otherwise change the terms of our agreement with EBV or any of our other distributors, we could be required to defer the revenue on sales made to these distributors until such time as the distributors sold the products to their end-user customers. Such a change in our revenue recognition for these sales could result in a material reduction in our revenues in the period when we modify the distributor agreement(s).
Page18

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

Our allowances for sales returns and other sales-related reserves were approximately $1.9 million as of September 30, 2005, and $1.3 million as of December 31, 2004.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit-worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions worsened, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $300,000 as of both September 30, 2005 and December 31, 2004.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $356,000 as of September 30, 2005 and $148,000 as of December 31, 2004.

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
Page19

Valuation of Goodwill and Other Intangible Assets. We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

●	significant underperformance relative to expected historical or projected future operating results;
●	significant changes in the manner or use of the acquired assets or the strategy for our overall business;
●	significant negative industry or economic trends; and
●	significant changes in the composition of the intangible assets acquired.

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to $8.1 million as of September 30, 2005.

When we adopted Statement of Financial Accounting Standards (SFAS) No. 142 in 2002, we ceased amortizing goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. Since then, primarily as a result of acquisitions in 2002 and 2003, the net balance of goodwill has grown to $8.1 million as of September 30, 2005. We review goodwill for impairment annually during the quarter ending March 31. Our review during the quarter ended March 31, 2005 indicated no impairment. If, as a result of an annual or any other impairment review that we perform in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge. Such a charge could have a material adverse impact on our financial position and/or operating results.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2005 and September 30, 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Product	98.9%	99.2%	99.0%	99.2%
Service	1.1	0.8	1.0	0.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	43.6	41.4	41.7	41.9
Cost of service	3.2	2.0	2.9	1.9
Total cost of revenues	46.8	43.4	44.6	43.8
Gross profit	53.2	56.6	55.4	56.2
Operating expenses:
Product development	38.0	27.4	33.8	23.9
Sales and marketing	31.8	20.1	28.1	18.8
General and administrative	52.6	13.7	30.0	12.6
Total operating expenses	122.4	61.2	91.9	55.3
Income (loss) from operations	(69.2)	(4.6)	(36.5)	0.9
Interest and other income, net	7.5	2.7	6.4	2.2
Income (loss) before provision for income taxes	(61.7)	(1.9)	(30.1)	3.1
Income tax expense (benefit)	0.6	(0.2)	0.5	0.3
Net income (loss)	(62.3)%	(1.7)%	(30.6)%	2.8%
Page20

Revenues
Total Revenues
	Three Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Total Revenues	$16,251	$22,741	$(6,490)	(28.5%)

	Nine Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Total Revenues	$55,414	$78,065	$(22,651)	(29.0%)

The $6.5 million decrease in total revenues for the quarter ended September 30, 2005 as compared to the same period in 2004 was primarily the result of a $7.2 million reduction in Enel Project revenues, partially offset by a $573,000 increase in LONWORKS Infrastructure revenues and a $156,000 increase in NES revenues. The $22.7 million decrease in total revenues for the nine months ended September 30, 2005 as compared to the same period in 2004 was primarily the result of a $23.2 million reduction in Enel Project revenues, partially offset by a $513,000 increase in NES revenues.

Enel Project revenues
	Three Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Total Revenues	$4,388	$11,605	$(7,217)	(62.2%)

	Nine Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Total Revenues	$20,580	$43,796	$(23,216)	(53.0%)

Revenues from the Enel Project will typically fluctuate from quarter to quarter, and from year to year, for reasons such as those described in more detail in the section entitled “Factors That May Affect Future Results of Operations.” The $7.2 million decrease in Enel Project revenues for the quarter ended September 30, 2005, as compared to the same period in 2004, was attributable to a reduction in the number of electricity meter components (also referred to as metering kit products) sold during the period. To a lesser extent, a slight reduction in the average selling prices for metering kits also contributed to the decline in revenues. Under the terms of our agreement with Enel, prices for the products we sell for the Enel Project are reduced based on the cumulative number of units shipped. The $23.2 million decrease in Enel Project revenues for the nine months ended September 30, 2005 as compared to the same period in 2004 was primarily attributable to a reduction in the number of metering kits and data concentrator products sold. To a lesser extent, reductions in the average selling prices for metering kits and data concentrators, as well as revenue recognized during the second quarter of 2004 associated with a one-time licensing fee for custom software we developed for Enel, also contributed to the year-over-year decline.

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
Page21

From time to time, we have interpreted the contracts between our companies differently from Enel, which has led to disagreements. For example, as a result of a dispute regarding the compensation owed to us for the transition from the second version of metering kit to the third generation of metering kit, which dispute has since been resolved, we deferred approximately $2.7 million of revenue from the second quarter to the third quarter of 2003. More recently, in May 2004, we announced that Enel filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the R&D Agreement. Under the arbitration, Enel sought to compel our company to sell to Enel an unspecified amount of additional products, to jointly market the Contatore Elettronico system with Enel outside of Italy, to pay damages of approximately €42 million, and to reimburse them for certain legal and arbitration related fees. The arbitration took place in early March 2005 in London. We received the arbitration panel’s decision on September 29, 2005. The arbitration tribunal awarded Enel €4,019,750 in damages plus interest from December 15, 2004 and the sums of $52,000 and €150,000 in arbitration and legal related costs, respectively. These amounts, which total approximately $5.2 million using exchange rates in effect as of September 30, 2005, have been accrued for and are included in our results of operations for the quarter ended September 30, 2005. The arbitration tribunal refused Enel’s request to extend the supply or marketing obligations of Echelon. Once the project is completed in 2005, we will experience a significant drop in our overall revenue, which will have a material negative impact on our financial position and results of operations.

Given our expectation that revenues from the Enel Project will cease in late 2005, we have created the NES system and continue to seek market opportunities with other utilities to expand our customer base. In 2002, we formed a new sales and marketing organization that has been tasked with identifying other customers for our NES system products. However, we can give no assurance that our efforts in the NES area will be successful.

LONWORKS Infrastructure revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

LONWORKS Infrastructure Revenues	$11,702	$11,129	$573	5.1%

	Nine Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

LONWORKS Infrastructure Revenues	$34,291	$34,238	$53	0.0%

Our LONWORKS Infrastructure revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. The $573,000 increase in LONWORKS Infrastructure revenues for the quarter ended September 30, 2005 as compared to the same period in 2004 was primarily attributable to improved economic conditions and business opportunities in the various markets that we serve. Partially offsetting this increase was the impact of exchange rates on sales made in foreign currencies, principally the Japanese Yen, which resulted in an approximately $7,000 year-over-year decrease. The $53,000 increase in LONWORKS Infrastructure revenue for the nine months ended September 30, 2005 as compared to the same period in 2004 was primarily due to the favorable impact of exchange rates on sales made in foreign currencies, which resulted in a $21,000 increase between the two periods.

Although we have experienced relatively small growth in our LONWORKS Infrastructure revenues for the nine months ended September 30, 2005 as compared to the same period in 2004, we continue to believe that, as long as current worldwide economic conditions do not deteriorate, full year 2005 revenues from our LONWORKS Infrastructure business will improve slightly from the $45.7 million recorded in 2004. This expected improvement, however, will be subject to further fluctuations in the exchange rates between the U.S. Dollar and the Japanese Yen. If the U.S. Dollar were to strengthen against the Japanese Yen, our revenues would decrease. Conversely, if the U.S. Dollar were to weaken against the Japanese Yen, our revenues would increase. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in Japanese Yen (or other foreign currencies) and the magnitude of the exchange rate fluctuation from year to year. The portion of our revenues conducted in currencies other than the U.S. Dollar, principally the Japanese Yen, was about 5.3% for the quarter ended September 30, 2005 and 3.9% for the same period in 2004. We currently expect that, during the remainder of 2005, the portion of our revenues conducted in these foreign currencies will rise slightly from that experienced in 2004, primarily due to the reduction in Enel project revenues. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.
Page22

NES revenues
	Three Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

NES Revenues	$162	$6	$156	2,600.0%

	Nine Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

NES Revenues	$543	$30	$513	1,710.0%

For both the quarter and nine-months ended September 30, 2005, NES revenues have been generated primarily from the completion of customer trials. For the quarter and nine-months ended September 30, 2004, NES revenues were generated primarily from the sale of NES products and services.

We expect that, for full year 2005, total NES revenues will increase from the $85,000 reported in 2004 to approximately $800,000, and that the primary source of these revenues in 2005 will be the completion of customer trials.

EBV revenues
	Three Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

EBV Revenues	$3,686	$3,743	$(57)	(1.5%)

	Nine Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

EBV Revenues	$11,375	$11,849	$(474)	(4.0%)

Sales to EBV, our largest distributor and the sole independent distributor of our products in Europe, accounted for 22.7% of our total revenues for the quarter ended September 30, 2005 and 16.5% of our total revenues for the same period in 2004; and 20.5% of our total revenues for the nine months ended September 30, 2005 and 15.2% for the same period in 2004. We believe the reduction in revenues for both the quarter and nine months ended September 30, 2005 as compared to the same periods in 2004 is primarily due to the impact of the new Restriction of Hazardous Substances, or RoHS, regulations. Under these new rules, which become effective in the European Union (and elsewhere) in 2006, manufacturers such as Echelon will be required to eliminate certain hazardous substances (e.g., lead, cadmium, mercury, etc.) from the products they sell into the region. We believe that, in an effort to minimize any excess inventories of non-RoHS compliant products, EBV is reducing its existing inventory balances from historical levels. This, in turn, results in reduced shipments to EBV until the RoHS compliant products become available. Consequently, we believe that full year 2005 revenues from EBV will be reduced from the $15.9 million reported in 2004. We currently expect to begin shipping the RoHS compliant versions of some of our products in volume quantities later in 2005.

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
Page23

Product revenues
	Three Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Product Revenues	$16,068	$22,556	$(6,488)	(28.8%)

	Nine Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Product Revenues	$54,852	$77,467	$(22,615)	(29.2%)

The $6.5 million decrease in product revenues for the quarter ended September 30, 2005 as compared to the same period in 2004 was primarily the result of a $7.2 million reduction in Enel Project revenues, partially offset by increases in our LONWORKS Infrastructure and NES product revenues. The $22.6 million decrease in product revenues for the nine months ended September 30, 2005 as compared to the same period in 2004 was primarily the result of a $23.2 million reduction in Enel Project revenues, partially offset by a $513,000 increase in NES revenues and an $84,000 increase in LONWORKS Infrastructure product revenues. The NES revenues recognized during the first nine months of 2005 were primarily attributable to the completion of customer trials.

Service revenues
	Three Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Service Revenues	$183	$185	$(2)	(1.1%)

	Nine Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Service Revenues	$562	$598	$(36)	(6.0%)

The $2,000 decrease in LONWORKS Infrastructure service revenues during the quarter ended September 30, 2005 as compared to the same period in 2004, and the $36,000 decrease during the nine months ended September 30, 2005 as compared to the same period in 2004, was the result of a continued decrease in our customers’ use of our support and training services. We believe that the worldwide economic recession in 2002 and 2003 forced many of our customers to curtail spending for training and support. Although worldwide economic conditions improved during the latter part of 2003 and have continued through the first half of 2005, we do not expect our service revenues to increase over prior year levels. In fact, we believe that many of our customers will continue to refrain from purchasing our customer support and training offerings during 2005 in an effort to minimize their operating expenses.

Gross Profit and Gross Margin
	Three Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Gross Profit	$8,641	$12,878	$(4,237)	(32.9%)
Gross Margin	53.2%	56.6%	--	(3.4)

Page24

	Nine Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Gross Profit	$30,678	$43,843	$(13,165)	(30.0%)
Gross Margin	55.4%	56.2%	--	(0.8)

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

For both the quarter and nine months ended September 30, 2005 as compared to the same periods in 2004, gross margins were favorably affected by a change in the mix of Enel Project and LONWORKS Infrastructure revenues. During the quarter ended September 30, 2005, approximately 27.0% of our revenues were attributable to the Enel Project and 72.0% were attributable to sales of our LONWORKS Infrastructure products and services. For the quarter ended September 30, 2004, approximately 51.0% of our revenues were attributable to the Enel Project, while 48.9% resulted from sales of our LONWORKS Infrastructure products and services. For the nine months ended September 30, 2005, approximately 37.1% of our revenues were attributable to the Enel Project and 61.9% were attributable to sales of our LONWORKS Infrastructure products and services. For the nine months ended September 30, 2004, approximately 56.1% of our revenues were attributable to the Enel Project, while 43.9% resulted from sales of our LONWORKS Infrastructure products and services. In general, gross margins on Enel Project revenues tend to be lower than those generated from sales of our LONWORKS Infrastructure products and services. As a result, when Enel Project revenues are lower as a percentage of overall revenues, as they were during the quarter and nine months ended September 30, 2005, overall gross margins tend to be higher. Conversely, when Enel Project revenues comprise a higher percentage of overall revenues, as they were during the quarter and nine months ended September 30, 2004, overall gross margins tend to be lower.

Completely offsetting these improvements for the quarter and nine-months ended September 30, 2005 as compared to the same periods in 2004 was the impact of lower overall revenues on gross margins. As discussed above, a portion of our cost of goods sold relates to indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when revenues decrease, as they did in the quarter and nine months ended September 30, 2005 as compared to the same periods in 2004, gross margins decrease.

We expect that, for full year 2005, our overall gross margin will be reduced by one to two percentage points from the 56.2% generated in 2004.

Operating Expenses

Product Development
	Three Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Product Development	$6,170	$6,227	$(57)	(0.9%)

	Nine Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Product Development	$18,747	$18,623	$124	0.7%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, fees paid to third party consultants, equipment and supplies, depreciation and amortization, and other costs associated with the development of new technologies and products.
Page25

The primary factors contributing to the marginal decrease in product development expenses for the quarter ended September 30, 2005, as compared to the same period in 2004, were decreases in consultant and other third party service provider expenses as well as a decrease in depreciation and amortization expenses associated with purchased technology that became fully amortized during the first quarter of 2005. Partially offsetting these reductions in product development expenses between the two periods were increased expenses for equipment and supplies used in development activities as well as increased compensation and other employee related expenses.

The primary factors contributing to the slight increase in product development expenses for the nine-months ended September 30, 2005, as compared to the same period in 2004, were increases in compensation and related costs for our development personnel (including costs paid to third party consultants), as well as costs associated with prototype material and other supplies used in the development process. Offsetting these increases was a decrease in depreciation and amortization expense associated with purchased technology that became fully amortized during the first quarter of 2005.

We expect that, for full year 2005, product development expenses will increase marginally over 2004 levels.

Sales and Marketing
	Three Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Sales and Marketing	$5,164	$4,572	$592	12.9%

	Nine Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Sales and Marketing	$15,585	$14,660	$925	6.3%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

For both the quarter and nine months ended September 30, 2005, as compared to the same periods in 2004, the increases in sales and marketing expenses were primarily the result of increased costs associated with tradeshows and other marketing communications related expenses, travel and entertainment expenses, compensation and other employee related expenses, fees paid to consultants and other third party service providers, and equipment and other supplies used in the sales process.

In addition, approximately $122,000 of the $925,000 increase between the two nine month periods was attributable to the impact of foreign currency exchange rate fluctuations between the U.S. Dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the Pound Sterling, and the Japanese Yen. The impact of foreign currency exchange rate fluctuations between the two quarterly periods was negligible.

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

General and Administrative
	Three Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

General and Administrative	$8,550	$3,123	$5,427	173.8%
Page26

	Nine Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

General and Administrative	$16,597	$9,855	$6,742	68.4%

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

For both the quarter and nine months ended September 30, 2005, the increase in general and administrative expenses, as compared to the same periods in 2004, was primarily attributable to the impact of the Enel arbitration award. As previously discussed, in late September 2005 we received the arbitration panel’s ruling, which awarded Enel approximately $5.2 million. Of that amount, approximately $5.1 million was accounted for as a general and administrative cost in the third quarter of 2005, while the remaining $96,000 was reflected as interest expense.

Excluding the impact of the Enel arbitration award, general and administrative expenses increased by approximately $346,000 for the quarter ended September 30, 2005, as compared to the same period in 2004. This increase is primarily attributable to increased compensation and related costs for our general and administrative personnel as well as increased costs for service contracts and other maintenance agreements, offset by a reduction in travel and entertainment expenses.

Excluding the impact of the Enel arbitration award, general and administrative expenses increased by approximately $1.7 million for the nine months ended September 30, 2005, as compared to the same period in 2004. This increase is primarily attributable to increased legal fees and other related costs incurred in connection with our arbitration with Enel, increased fees paid to our external auditors resulting from increased Sarbanes-Oxley compliance requirements, and, to a lesser extent, increased compensation and related costs for our general and administrative personnel.

We expect that, for full year 2005, general and administrative costs will increase substantially over levels incurred in 2004. This higher level of spending will be primarily due to the $5.1 million impact of the Enel arbitration award, legal fees associated with the Enel arbitration, and additional compliance requirements imposed by Sarbanes-Oxley.

Interest and Other Income, Net
	Three Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Interest and Other Income, Net	$1,225	$609	$616	101.1%

	Nine Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Interest and Other Income, Net	$3,567	$1,755	$1,812	103.2%

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. In addition, foreign exchange translation gains and losses related to short-term intercompany balances are also reflected in this amount.

For both the quarter and nine months ended September 30, 2005, interest and other income, net was negatively impacted by the Enel arbitration award. As previously discussed, of the total $5.2 million charge associated with the award, approximately $96,000 was reflected as interest expense. Excluding the impact of the Enel arbitration award, interest and other income, net increased by $712,000 and $1.9 million for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004.

Page27

Of the $616,000 increase in interest and other income, net during the quarter ended September 30, 2005 as compared to the same period in 2004, approximately $583,000 was attributable to increased interest income. Similarly, of the $1.8 million increase in interest and other income, net during the nine months ended September 30, 2005 as compared to the same period in 2004, approximately $1.5 million was attributable to increased interest income. These increases are primarily attributable to an overall improvement in the average yield on our investment portfolio. Yields have increased recently as a result of the Federal Reserve’s interest rate increases over the last several months. As short-term investments we purchased in 2003 and 2004 have come to maturity, the proceeds have been re-invested in instruments with higher effective yields, thus increasing interest income. Also contributing to the increase between the two quarterly and nine month periods was the favorable impact of foreign exchange gains on our short-term intercompany balances.

Although interest rates have increased modestly over the last several months, we expect that our anticipated operating losses for the remainder of 2005 will require us to use a portion of our existing cash and short-term investment portfolio to fund ongoing business operations. In addition, we may decide to continue repurchasing our common stock in accordance with our Board of Directors approved stock repurchase program, which expires in March 2006. As a result, we expect that the average amount of our invested cash will decrease during the remainder of 2005, which could result in reduced interest income. In addition, future fluctuations in the exchange rates between the United States dollar and the currencies in which we maintain our short-term intercompany balances (principally the European Euro and the British Pound Sterling) will also affect our interest and other income, net.

Provision for Income Taxes
	Three Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Provision for Income Taxes	$100	$(35)	$135	385.7%

	Nine Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	2005 over 2004 $ Change	2005 over 2004 % Change

Provision for Income Taxes	$300	$197	$103	52.3%

The provision for income taxes for 2005 includes a provision for federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes of $100,000 for the quarter ended September 30, 2005, and $300,000 for the nine months ended September 30, 2005, primarily consist of taxes related to profitable foreign subsidiaries and various state minimum taxes. Income taxes of $(35,000) for the quarter ended September 30, 2004, and $197,000 for the nine months ended September 30, 2004, primarily consist of taxes related to profitable foreign subsidiaries, federal alternative minimum taxes, and various state minimum and regular income taxes.

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

Operating Lease Commitments. We lease our present corporate headquarters facility in San Jose, California, under two non-cancelable operating leases. The first lease agreement expires in 2011 and the second lease agreement expires in 2013. Upon expiration, both lease agreements provide for extensions of up to ten years. As part of these lease transactions, we provided the lessor security deposits in the form of two standby letters of credit totaling $8.0 million. Prior to July 2005, these letters of credit were secured with a cash deposit at the bank that issued the letters of credit. The cash on deposit was restricted as to withdrawal and was managed by a third party subject to certain limitations under our investment policy. The letters of credit are now unsecured.
Page28

In addition to our corporate headquarters facility, we also lease facilities for our sales, marketing, distribution, and product development personnel located elsewhere within the United States and in nine foreign countries throughout Europe and Asia. These operating leases are of shorter duration, generally one to two years, and in some instances are cancelable with advance notice.

Purchase Commitments. We utilize several contract manufacturers who manufacture and test our products requiring assembly. These contract manufacturers acquire components and build product based on demand information supplied by us in the form of purchase orders and demand forecasts. These purchase orders and demand forecasts generally cover periods that range from one to nine months, and in some cases, up to one year. We also obtain individual components for our products from a wide variety of individual suppliers. We generally acquire these components through the issuance of purchase orders, and in some cases through demand forecasts, both of which cover periods ranging from one to nine months.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $115,000 during the quarter ended September 30, 2005, and $125,000 for the same period in 2004. Royalty expense was approximately $363,000 for the nine months ended September 30, 2005, and $355,000 for the same period in 2004.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Legal Actions. On May 3, 2004, we announced that Enel had filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the R&D Agreement. The arbitration took place in London in early March 2005. We received the arbitration panel’s decision on September 29, 2005. The arbitration tribunal awarded Enel €4,019,750 in damages plus interest from December 15, 2004 and the sums of $52,000 and €150,000 in arbitration and legal related costs, respectively. These amounts, which total approximately $5.2 million using exchange rates in effect as of September 30, 2005, have been accrued for and are included in our results of operations for the quarter ended September 30, 2005. The arbitration tribunal refused Enel’s request to extend the supply or marketing obligations of Echelon.

In addition to the matter described above, from time to time, in the ordinary course of business, we are also subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of September 30, 2005, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

Page29

As of September 30, 2005, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$32,499	$5,025	$9,481	$9,294	$8,699
Purchase commitments	6,366	6,199	167	--	--
Total	$38,865	$11,224	$9,648	$9,294	$8,699

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although recently we have also been able to finance our operations through operating cash flow. From inception through September 30, 2005, we raised approximately $277.9 million from the sale of preferred stock and common stock, including exercises of stock options and warrants granted to our employees and members of our Board of Directors.

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

In September 2000, we consummated a sale of 3.0 million shares of our common stock to Enel. The net proceeds of the sale were approximately $130.7 million.

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

In March and August 2004, our Board of Directors approved a second stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. Since inception, we have repurchased a total of 1,187,372 shares under the program at a cost of $8.0 million. As of September 30, 2005, 1,812,628 shares are available for repurchase. The stock repurchase program will expire in March 2006.

The following table presents selected financial information as of September 30, 2005 and for each of the last three fiscal years (dollars in thousands):

	September 30,	December 31,
	2005	2004	2003	2002
Cash, cash equivalents, and short-term investments	$161,833	$160,364	$144,923	$134,489
Trade accounts receivable, net	9,423	17,261	20,110	22,930
Working capital	161,291	173,391	160,745	156,320
Stockholders’ equity	185,707	211,062	200,924	195,018

As of September 30, 2005, we had $161.8 million in cash, cash equivalents, and short-term investments, an increase of $1.5 million as compared to December 31, 2004. Historically, our primary source of cash, other than stock sales and exercises of stock options and warrants as discussed above, has been receipts from revenue. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Page30

Net cash provided by operating activities. Net cash provided by operating activities has historically been driven by net income (loss) levels, adjustments for non-cash charges such as depreciation, amortization, and in-process research and development charges, and fluctuations in operating asset and liability balances. Net cash provided by operating activities was $304,000 for the nine months ended September 30, 2005, a $13.4 million decrease over the same period in 2004. During the nine months ended September 30, 2005, net cash provided by operating activities was primarily the result of changes in our operating assets and liabilities of $13.8 million, depreciation and amortization expense of $3.1 million, and stock-based compensation expense of $356,000, offset by our net loss of $17.0 million. Cash provided by operating activities for the nine months ended September 30, 2004 was generated primarily from changes in our operating assets and liabilities of $7.7 million, net income of $2.3 million, and $3.7 million of depreciation and amortization.

Net cash provided by (used for) investing activities. Net cash provided by (used for) investing activities has historically been driven by transactions involving our short-term investment portfolio, purchases and sales of restricted investments, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $7.3 million for the nine months ended September 30, 2005, a $9.7 million increase from the same period in 2004. During the nine months ended September 30, 2005, net cash provided by investing activities was primarily the result of by proceeds from sales and maturities of available-for-sale short-term investments of $89.8 million, an $11.1 million reduction in our restricted investments, and changes in our other long-term assets of $250,000, offset by purchases of $92.4 million of available-for-sale short-term investments and capital expenditures of $1.5 million. During the nine months ended September 30, 2004, net cash used for investing activities was primarily the result of purchases of $111.6 million of available-for-sale short-term investments, capital expenditures of $1.6 million, purchases of restricted investments of $238,000, and changes in our other long-term assets of $146,000, offset by proceeds from sales and maturities of available-for-sale short-term investments of $111.1 million.

Net cash provided by (used in) financing activities. Net cash provided by (used in) financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs. Net cash used in financing activities was $7.9 million for the nine months ended September 30, 2005, a $13.0 million increase as compared to net cash provided by financing activities of $5.1 million during the same period in 2004. During the nine months ended September 30, 2005, net cash used in financing activities was attributable to open-market purchases of our common stock under our stock repurchase program. For the nine months ended September 30, 2004, net cash provided by financing activities of $5.1 million was comprised of proceeds from the exercise of stock options by employees and directors.

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

RELATED PARTY TRANSACTIONS

During the quarter and nine months ended September 30, 2005, and the years ended December 31, 2004, 2003, and 2002, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.
Page31

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

In September 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million (see Note 9 to our accompanying condensed consolidated financial statements for additional information on our transactions with Enel). The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. As of October 31, 2005, to our knowledge Enel had not disposed of any of its 3.0 million shares.

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. Enel appointed Mr. Francesco Tatò as its representative to our board of directors in September 2000. As a consequence of the expiration of Mr. Tatò’s mandate as Enel’s Chief Executive Officer, Mr. Tatò resigned his board memberships in all of Enel’s subsidiaries and affiliates, including Echelon. His resignation from our board of directors was effective in June 2002. Enel has reserved its right to nominate a new member of our board of directors, although as of October 31, 2005, Enel has not done so. During the term of service of Enel’s representative on our board of directors from September 2000 to September 2002, Enel’s representative abstained from resolutions on any matter relating to Enel.

At the time we entered into the stock purchase agreement with Enel, we also entered into the R&D Agreement with an affiliate of Enel. The R&D Agreement expired in June 2005. Under the terms of the R&D Agreement, we cooperated with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy. For the quarter and nine months ended September 30, 2005, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $4.4 million and $20.6 million, respectively. As of September 30, 2005, $5.3 million of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers. Of the $5.3 million accounts receivable balance, approximately $2.1 million was due from Enel and was past due at September 30, 2005. As of October 31, 2005, Enel and we agreed to offset this past due balance against the $5.2 million arbitration settlement award, which is discussed in more detail below. For the quarter and nine months ended September 30, 2004, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $11.6 million and $43.8 million, respectively, $8.8 million of which was included in accounts receivable at September 30, 2004. We expect that 2005 revenue relating to the Enel program will decline significantly as compared to the $64.1 million recognized in 2004. In addition, we expect that we will complete our Enel program related deliveries during 2005, after which revenue, if any, from Enel and its designated manufacturers will be reduced to an immaterial amount.

As described in the “Legal Actions” section of our discussion of “Off-Balance-Sheet Arrangements and Other Contractual Obligations”, during the second quarter of 2004, Enel began arbitration proceedings against our company. The arbitration was held in early March 2005 in London. We received the arbitration panel’s decision on September 29, 2005. The arbitration tribunal awarded Enel €4,019,750 in damages plus interest from December 15, 2004 and the sums of $52,000 and €150,000 in arbitration and legal related costs, respectively. These amounts, which total approximately $5.2 million using exchange rates in effect as of September 30, 2005, have been accrued for and are included in our results of operations for the quarter ended September 30, 2005.

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
Page32

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

After the Enel project is completed, our overall revenue will decline significantly.

We expect that revenues from the Enel project will decline by approximately $37.8 million in 2005 from the $64.1 million of revenue that we received in 2004. Such revenues will account for slightly more than 35% of our overall revenues through 2005. We currently expect that our revenues from Enel and its meter manufacturers will become immaterial in 2006 and thereafter. Accordingly, we continue to seek new revenue opportunities with other utility companies around the world.

Page33

We believe that utility companies generally require a lengthier sales cycle than do most of our other customers. In most instances, one or more field trials of our NES system products may be required before a final decision is made by the utility. For example, a subsidiary of Nuon, a utility grid operator located in the Netherlands, completed a limited field trial of our NES system within its service territory in early 2005. Nuon has recently issued a public tender for a mass deployment, but has not yet announced a winner for the tender. We may not win the tender. In addition, there is generally an extended development and integration effort required in order to incorporate the new technology into the utility’s existing infrastructure.

Once a utility decides to move forward with a mass deployment of our NES system, the timing of our revenues will depend on a variety of factors, including, among others, contractual acceptance provisions and shipping terms. Due to the extended sales cycle and the additional development and integration time required, as well as the uncertainty of the timing of our revenues, we have not found any replacements for the Enel project revenue reduction in 2005. Because we do not expect to be able to immediately replace the revenues generated by the Enel project, our overall 2005 and 2006 revenues and results of operations will be harmed.

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

Page34

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

We are in the process of implementing programs to comply with newly enacted Restrictions on Hazardous Substances, or RoHS, regulations that require certain manufacturers, such as Echelon, to eliminate hazardous substances (e.g., lead, cadmium, mercury, etc.) from the commercial products that are sold to customers in the European Union and Japan. These new rules become effective in 2006.  Transitioning our products from non-compliant to RoHS-compliant is a complex, costly, and time-consuming process. During the transition, we face several risks, including, but not limited to, risks that we will be unable to successfully develop RoHS compliant alternatives for our existing non-RoHS compliant products, that we will be unable to complete the transition in a timely manner, and that the costs associated with this development effort will be higher than originally anticipated. In addition, we face the risk that, in order to minimize any exposure to excess non-RoHS compliant inventories, our customers, including our distributors such as EBV, may reduce their inventory levels significantly from historical levels. While we expect that, once the transition is complete, our customers would restore their inventories back to historical levels, such action by our customers and/or distributors could result in a reduction in expected revenue in the fourth quarter of 2005 and early 2006 due to the timing of these inventory level adjustments. Lastly, we also face the risk that, in transitioning our products to comply with these new regulations, we could ourselves be left with excess quantities of non-RoHS compliant inventory for which an excess and obsolete inventory reserve would be required. If any of these risks materialize, our revenues, results of operations, and financial position could be harmed.

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

The R&D Agreement with Enel expired in June 2005, but we will continue to ship products during the remainder of 2005 that were ordered prior to its expiration. We expect the Contatore Elettronico project will account for slightly more than 35% of our forecasted revenue for 2005. We continue to face a number of risks as we complete this project. For example, a dispute could develop between Enel and our company with respect to product suitability, quality, specifications, quantities, or other issues. In addition, as a result of any dispute, Enel or its meter manufacturers could attempt to cancel all or some of their remaining order backlog prior to shipment. Even if we should prevail in such a dispute, the costs incurred by Echelon, the diversion of time by key employees, and/or any delay in payments due from Enel or its meter manufacturers could adversely affect our company. If any dispute is not resolved in our favor or in a timely manner, revenue generated from the project could be delayed or could become less profitable to us, or could result in damages or losses. Any of these factors would cause our revenues and income to suffer, which would significantly and adversely affect our financial condition and operating results.

Page35

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

Competition in our markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and rapid changes in customer requirements. To maintain and improve our competitive position, we must continue to develop and introduce, on a timely and cost-effective basis, new products, features and services that keep pace with the evolving needs of our customers. The principal competitive factors that affect the markets for our control network products include the following:

●	our ability to develop and introduce new products on a timely basis;
●	our product reputation, quality, and performance;
●	the price and features of our products such as adaptability, scalability, functionality, ease of use, and the ability to integrate with other products;
●	our customer service and support; and
●	warranties, indemnities, and other contractual terms.

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

Enel has selected several contract equipment manufacturers, or meter manufacturers, to manufacture electricity meters for the Contatore Elettronico project. We sell a product called a metering kit to these meter manufacturers as part of this project. Our shipments of metering kits depend, to a large extent, on the production of electricity meters. Our success under the Contatore Elettronico project could be affected by the meter manufacturers for many reasons, including:

●	the meter manufacturers may not maintain sufficient net working capital to fund production of electricity meters or may fail to provide letters of credit that we mandate;
●	disputes may arise with us regarding product quality or responsibility for costs incurred by the meter manufacturers relating to metering kits;
●	if the meter manufacturers fail to meet their intended production or quality levels, fail to pay us in accordance with agreed-upon payment terms for products we ship to them, or breach any of their agreements with us, we could elect to cancel orders for products from meter manufacturers, delay shipment of products to meter manufacturers, or otherwise fail to achieve our revenue targets for the Contatore Elettronico project;
●	the meter manufacturers may not achieve their intended production levels; and
●	we may be prohibited by government trade sanctions from selling metering kits to one or more meter manufacturers.
Page36

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

The sales cycle between initial customer contact and execution of a contract or license agreement with a customer can vary widely. For example, OEMs, as well as utilities that may be interested in our NES system, typically conduct extensive and lengthy product evaluations before making initial purchases of our products. They may further delay subsequent purchases of our products due to their own prolonged product development, system integration, and product introduction periods. Delays in our sales cycle can also result from, among other things:

●	changes in our customers’ budgets;
●	changes in the priority our customers assign to control network development;
●	the time it takes for us to educate our customers about the potential applications of and cost savings associated with our products;
●	the deployment schedule for projects undertaken by our utility or systems integrator customers;
●	the actions of utility regulators or management boards regarding investments in metering systems;
●	delays in installing, operating, and evaluating the results of NES system field trials; and
●	the time it takes for utilities to evaluate multiple competing bids, negotiate terms, and award contracts for large scale metering system deployments

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

Currently, significant portions of our revenues are derived from sales to distributors, including EBV, the sole independent distributor of our products to OEMs in Europe. Sales to EBV, our largest distributor, accounted for 22.7% of our total net revenues for the quarter ended September 30, 2005, and 16.5% of our total net revenues for the same period in 2004; and 20.5% of our total net revenues for the nine months ended September 30, 2005 and 15.2% for the same period in 2004. Worldwide sales to distributors, including those to EBV, accounted for approximately 32.3% of total net revenues for the quarter ended September 30, 2005, and 17.0% of our total net revenues for the same period in 2004; and 28.2% of total net revenues for the nine months ended September 30, 2005 and 21.4% for the same period in 2004.

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

In addition, if we were to modify the contractual return rights, or otherwise change the terms of our agreement with EBV or any of our other distributors, we could be required to defer the revenue on sales made to these distributors until such time as the distributors sold the products to their end-user customers. Such a change in our revenue recognition for these sales could result in a material reduction in our revenues in the period when we modify the distributor agreement(s).

Page37

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

We face a number of risks as a company in a rapidly changing and developing market, and you must consider our prospects in light of the associated risks. This is true of both our LONWORKS Infrastructure products and our NES system products. Our future operating results are difficult to predict due to many factors, including the following:

●	our targeted markets have not yet accepted many of our products and technologies;
●	many of our customers do not fully support open, interoperable networks, and this reduces the market for our products;
●	we may not anticipate changes in customer requirements and, even if we do so, we may not be able to develop new or improved products that meet these requirements in a timely manner, or at all;
●	the markets in which we operate require rapid and continuous development of new products, and we have failed to meet some of our product development schedules in the past;
●	potential changes in voluntary product standards around the world can significantly influence the markets in which we operate; and
●	our industry is very competitive and many of our competitors have far greater resources and may be prepared to provide financial support from their other businesses in order to compete with us.

Compliance with new rules and regulations concerning corporate governance may be costly, time-consuming, and difficult to achieve, which could harm our operating results and business.

The Sarbanes-Oxley Act, or the Act, which was signed into law in 2002, mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements. The Act also imposes increased civil and criminal penalties on a corporation, its chief executive and chief financial officers, and members of its Board of Directors, for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted and is considering the adoption of additional comprehensive rules and regulations relating to corporate governance. These rules, laws, and regulations have increased the scope, complexity, and cost of our corporate governance, reporting, and disclosure practices. Because compliance with these new rules, laws, and regulations will be costly and time-consuming, our management’s attention could be diverted from managing our day-to-day business operations, and our operating expenses could increase. In addition, because of the inherent limitations in all financial control systems, it is possible that a material weakness may be found in our internal controls over financial reporting, which could affect our ability to insure proper financial reporting. For example, as described more fully in Item 4 - Controls and Procedures, in October 2005 we identified a material weakness in our internal controls over revenue recognition at our Japanese subsidiary.

In the future, these developments could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer, and Chief Financial Officer face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

We depend on a limited number of key manufacturers and use contract electronic manufacturers for most of our products requiring assembly. If any of these manufacturers terminates or decreases its relationships with us, we may not be able to supply our products and our revenues would suffer.

Page38

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

Our future success will also depend significantly on our ability to manufacture our products cost-effectively, in sufficient volumes and in accordance with quality standards. For most of our products requiring assembly, we use contract electronic manufacturers, including WKK Technology, TYCO TEPC/Transpower, and World Fair International. These contract electronic manufacturers procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks. By using third parties to manufacture our products, we have reduced control over quality, costs, delivery schedules, product availability, and manufacturing yields. For instance, quality problems at a contract equipment manufacturer could result in missed shipments to our customers and unusable inventory. Such delays could, among other things, reduce our revenues, increase our costs by increasing our inventory reserves, and cause us to incur penalties. In addition, contract electronic manufacturers can themselves experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers.

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
Page39

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

For the nine months ended September 30, 2005, we generated a loss of $17.0 million. As of September 30, 2005, we had an accumulated deficit of $81.3 million. We have invested and expect to continue investing significant financial resources in product development, marketing and sales. We believe we will incur a substantial loss in 2005. Consequently, we currently expect our cash and short-term investment balances to decline as a result of such losses.

Our future operating results will depend on many factors, including:

●	adoption of our NES solution and other products by service providers for use in utility and/or other home automation projects;
●	revenue growth of our LONWORKS Infrastructure products;
●	timely installation of Enel’s Contatore Elettronico project;
●	continuation of worldwide economic growth, particularly in certain industries such as semiconductor manufacturing equipment;
●	the ability of our contract electronic manufacturers to provide quality products on a timely basis, especially during periods where excess capacity in the contract electronic manufacturing market is reduced;
●	growth in acceptance of our products by OEMs, systems integrators, service providers and end-users;
●	the effect of expensing stock option grants or other compensatory awards to our employees, when such requirements become effective in 2006;
●	our ability to attract new customers in light of increased competition;
●	our ability to develop and market, in a timely and cost-effective way, new products that perform as designed;
●	costs associated with business acquisitions, including up-front in-process research and development charges and ongoing amortization expenses related to other identified intangible assets;
●	ongoing operational expenses associated with any future business acquisitions;
●	results of impairment tests that we will perform from time to time in the future, in accordance with SFAS 142, with respect to goodwill and other identified intangible assets that we acquired in the past or that we may acquire in the future. If the results of these impairment tests indicate that an impairment event has taken place, we will be required to take an asset impairment charge that could have a material adverse effect on our operating results; and
●	general economic conditions.

Page40

As of December 31, 2004, we had net operating loss carry forwards for federal income tax reporting purposes of approximately $68.3 million and for state income tax reporting purposes of approximately $8.9 million, which expire at various dates through 2022. In addition, as of December 31, 2004, we had tax credit carry forwards of approximately $13.1 million, $6.7 million of which expire at various dates through 2022. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in future periods of net operating loss and credit carry forwards upon the occurrence of certain events, including significant changes in ownership interests. We have performed an analysis of our ownership changes and have reported the net operating loss and credit carry forwards considering such limitations. As of December 31, 2004, our deferred tax assets, including our net operating loss carry forwards and tax credits, totaled approximately $45.6 million. The Internal Revenue Code of 1986 also contains provisions requiring companies to fully utilize net operating losses before utilizing tax credits. As a practical matter, this provision may cause many of our tax credits to expire unused, even if we return to profitability. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance, our history of losses and the variability of our operating results.

We face operational and financial risks associated with international operations.

Our international sales and marketing operations are located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 72.4% of our total net revenues for the quarter ended September 30, 2005, and 81.7% of our total net revenues for the same period in 2004; and 77.3% of our total revenues for the nine months ended September 30, 2005 and 84.1% for the same period in 2004. We expect that international sales will continue to constitute a significant portion of our total net revenues.

Our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. In addition, we may not be able to maintain or increase the international demand for our products. Additional risks inherent in our international business activities generally include the following:

●	international terrorism and anti-American sentiment;
●	currency fluctuations;
●	unexpected changes in regulatory requirements, tariffs and other trade barriers;
●	costs of localizing products for foreign countries and lack of acceptance of non-local products in foreign countries;
●	longer accounts receivable payment cycles;
●	difficulties in managing international operations;
●	labor actions generally affecting individual countries, regions, or any of our customers which could result in reduced demand for our products;
●	potentially adverse tax consequences, including restrictions on repatriation of earnings; and
●	the burdens of complying with a wide variety of foreign laws.

Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business that we transact in other countries in any given quarter, the timing of our revenues, and our ability to forecast projected operating results for such quarter.

Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The portion of our revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was approximately 5.3% for the quarter ended September 30, 2005, and 3.9% for the same period in 2004; and 4.6% for the nine months ended September 30, 2005 and 3.2% for the same period in 2004. In addition, much of our sales and marketing expenses, as well as certain other costs, are incurred in currencies other than the U.S. dollar. For example, China recently revalued its currency, the Chinese Renminbi, against the U.S. dollar. Although the initial adjustment did not result in a material change to the costs for goods and services we obtain from our suppliers and contractors in China, any future revaluations of the Chinese currency against the U.S. dollar could result in significant cost increases. If the value of the U.S. dollar declines as compared to the local currency where the expenses are incurred, our expenses, when translated back into U.S. dollars, will increase.

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

Page41

In addition, our utility customers and value added reseller partners may insist that we price our NES system products in local currencies. In that case, we could face additional currency risk and if we chose to hedge that risk, we would incur additional costs.

The outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore, and Vietnam in 2003 also had a negative impact on our business. Any future outbreak of SARS, or other widespread communicable diseases such as avian influenza, more commonly know as bird flu, could similarly impact our operations. Such impact could include, among other things, the inability for our sales and operations personnel located in affected regions to travel and conduct business freely, the impact any such disease may have on one or more of the distributors for our products in those regions, and increased supply chain costs. Additionally, any future SARS or other health-related disruptions at our third-party contract manufacturers or other key suppliers, many of whom are located in China and other parts of southeast Asia, could affect our ability to supply our customers with products in a timely manner.

Fluctuations in our operating results may cause our stock price to decline.

Our quarterly and annual results have varied significantly from period to period, and we have, on occasion, failed to meet securities analysts’ expectations. For example, in the fourth quarter of 2004, we generated net income of $3.0 million, whereas in the first, second, and third quarters of 2005, we generated net losses of $2.3 million, $4.6 million, and $10.1 million, respectively. We expect to incur substantial losses for the remainder of 2005, and our future results may continue to fluctuate and may not meet analysts’ expectations in some future period. As a result, the price of our common stock could fluctuate or decline. Some factors that could cause this variability, many of which are outside of our control, including the following:

●	transitioning from non-RoHS compliant to RoHS compliant products could cause our customers to reduce their historical inventory levels, which could reduce our revenues;
●	revenues from the Enel project may fail to meet analysts’ expectations or our revenue and earnings guidance;
●	we may fail to meet analysts’ expectations relating to our NES system and additional utility customers and applications;
●	we may fail to meet analysts’ expectations for revenue growth in our sales of LONWORKS Infrastructure products to OEMs and systems integrators;
●	our future operating results will be materially adversely effected by the expense required to be recorded under SFAS 123R, Share-Based Payment;
●	the rates at which OEMs purchase our products and services may fluctuate;
●	our products may not be manufactured in accordance with specifications or our established quality standards, or may not perform as designed;
●	we may fail to introduce new products on a timely basis or before the end of an existing product’s life cycle;
●	downturns in any customer’s or potential customer’s business, or declines in general economic conditions, could cause significant reductions in capital spending, thereby reducing the levels of orders from our customers;
●	we may face increased competition for both our LONWORKS Infrastructure products and our NES products;
●	market acceptance of our products may decrease;
●	our customers may delay or cancel their orders;
●	the mix of products and services that we sell may change to a less profitable mix;
●	shipment and payment schedules may be delayed;
●	revenue recognition for sales of our NES system products may be dependent on acceptance criteria determined by our NES system customers;
●	our pricing policies or those of our competitors may change;
●	we could incur costs associated with business acquisitions, including up-front in-process research and development charges and ongoing amortization expenses related to other identified intangible assets;
●	we could incur ongoing operational expenses associated with future business acquisitions;
●	the results of impairment tests that we will perform from time to time in the future, in accordance with SFAS 142, with respect to goodwill and other identified intangible assets that we acquired in the past or that we may acquire in the future may indicate that an impairment event has taken place. If so, we will be required to take an asset impairment charge that could have a material adverse effect on our operating results;
●	our product distribution may change; and
●	product ratings by industry analysts and endorsements of competing products by industry groups could hurt the market acceptance of our products.

Page42

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

Our products may contain undetected errors or failures when first introduced, as new versions are released, or as a result of the manufacturing process. For example, in NES trials, undetected errors may hinder our ability to win a subsequent tender. In addition, our customers or their installation partners may improperly install or implement our products. Furthermore, because of the low cost and interoperable nature of our products, LONWORKS technology could be used in a manner for which it was not intended.

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

We may also experience losses or potential losses in the event of property damage, liability for harm to a third party’s property or person, claims against our directors or officers, and the like. To help reduce our exposure to these types of claims, we currently maintain property, general commercial liability, errors and omissions, directors and officers, and other lines of insurance. However, it is possible that such insurance may not be available in the future or, if available, may be insufficient in amount to cover any particular claim, or we might not carry insurance that covers a specific claim. For example, during 2000, the total limit for claims under our errors and omissions insurance policy was $17.0 million. Since then, we have reduced the total limit for this line of coverage to $10.0 million because we believed the premiums our insurers requested were excessive. We believe that the premiums for the types of insurance we carry will continue to fluctuate from period to period. In times of significant cost increases, this could result in increased costs or reduced limits. Consequently, if we elect to reduce our coverage, or if we do not carry insurance for a particular type of claim, we may face increased exposure to these types of claims. If liability for a claim exceeds our policy limits, our operating results and our financial position would be negatively affected.
Page43

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

Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. As of October 31, 2005, we have 95 issued U.S. patents, 10 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. In addition, we may not apply for or obtain patents in each country in which our technology may be used. If any of our patents fail to protect our technology, or if we do not obtain patents in certain countries, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

Page44

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

Page45

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

The trading price of our stock has been volatile, and may fluctuate due to factors beyond our control.

The trading price of our common stock is subject to significant fluctuations in response to numerous factors, including:

●	transitioning from non-RoHS compliant to RoHS compliant products could cause our customers to reduce their historical inventory levels, which could reduce our revenues;
●	significant stockholders may sell some or all of their holdings of our stock. For example, Enel presently owns 3,000,000 shares, or approximately 7.5% of our outstanding common stock. Enel is generally free to sell these shares at its discretion. In the event Enel, or any other significant stockholder, elects to sell all or a portion of their holdings in our shares, such sale or sales could depress the market price of our stock during the period in which such sales are made;
●	investors may be concerned about our ability to develop new customers for our NES system products, the success of our project with Enel, and the success we have selling our LONWORKS Infrastructure products and services to OEMs and systems integrators;
●	investors may be concerned about the expense that we will be required to record for stock options and other stock-based incentives provided to our employees;
●	competitors may announce new products or technologies;
●	our quarterly operating results may vary widely;
●	we or our customers may announce technological innovations or new products;
●	securities analysts may change their estimates of our financial results; and
●	increases in market interest rates, which generally have a negative impact on stock prices.

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
Page46

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

As of October 31, 2005, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our Board of Directors), beneficially owned 35.0% of our outstanding stock.

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

For example, we entered into the Contatore Elettronico project with an affiliate of Enel. Enel currently owns 3.0 million shares of our common stock, representing approximately 7.5% of our outstanding common stock. Enel also has the right to nominate a member of our Board of Directors as long as Enel owns at least 2.0 million shares of our common stock. As a consequence of the expiration of his mandate as Enel’s Chief Executive Officer, Mr. Francesco Tatò resigned his board membership in all of Enel’s subsidiaries and affiliates, including Echelon. Mr. Tatò served on our Board of Directors as a representative of Enel from September 2000 until September 2002. Enel has reserved its right to nominate a new member of our Board of Directors, who must be approved by us, to fill the vacancy created by the resignation of Enel’s former board representative to our Board of Directors. During the term of service of Enel’s former board representative from September 2000 to September 2002, Enel’s representative on our Board abstained from resolutions on any matter relating to Enel. A member of our Board of Directors who is also an officer of or is otherwise affiliated with Enel may decline to take action in a manner that might be favorable to us but adverse to Enel. Conflicts that could arise might concern the Contatore Elettronico project with Enel and other matters where Enel’s interest may not always coincide with our interests or the interests of our other stockholders. Any of those conflicts could lead to litigation and could otherwise significantly and adversely affect our financial condition and results of operations.

Natural disasters or power outages could disrupt our business.
Page47

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2005 and September 30, 2004, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at September 30, 2005, and September 30, 2004, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

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

Conclusions Regarding Disclosure Controls and Procedures

In conjunction with management, our CEO and our CFO evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, or the Exchange Act, Rules 13a-14(c) and 15-d-14(c)) as of September 30, 2005. During this review, management identified a material weakness in internal controls over financial reporting related to revenue recognition at our Japanese subsidiary, which is described more fully below. Based upon this finding, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2005. Once identified, management immediately began remediation efforts to address this control deficiency and performed additional procedures to ensure the unaudited quarterly condensed financial statements for the first three quarters of 2005 were prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). Accordingly, management believes that the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented. Management has also concluded that the identified material weakness did not cause any material errors in the unaudited consolidated financial statements included in the Quarterly Reports on Form 10-Q for the periods ending March 31, 2005 and June 30, 2005. Management believes the remediation efforts to correct this control deficiency, which are more fully described below, will be completed before December 31, 2005.
Page48

Management’s assessment identified the following material weakness in our internal controls over financial reporting as of September 30, 2005:

Revenue Recognition at our Japanese Subsidiary

Management has concluded that a material weakness existed in the procedures for reviewing and accepting customer orders at our Japanese subsidiary that could result in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected. More specifically, management found that personnel at the Japanese subsidiary were not adequately trained to determine whether or not customer orders they received met the requirements for revenue recognition under US GAAP. As a result of this control deficiency, management recorded adjustments to revenue, cost of goods sold, accounts receivable, and inventory for the quarter ended September 30, 2005. Although the amounts adjusted were not considered “material”, as that term is defined under standards established by the Public Company Accounting Oversight Board, management concluded that this control deficiency should be considered a “material weakness”, as the deficiency could have resulted in a material misstatement.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to September 30, 2005, and in conjunction with the identification of the material weakness discussed above, we made the following changes to our internal controls over revenue recognition at our Japanese subsidiary:

●	Effective October 1, 2005, management added a control to require an additional review of all orders received by the Japanese subsidiary to ensure compliance with revenue recognition criteria under US GAAP. This review will be performed by finance personnel whom management has deemed are properly and adequately trained for such purpose prior to the recognition of revenue with respect to the order.
●	All sales personnel, including order processors, will receive detailed training with periodic updates in revenue recognition criteria required under US GAAP.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Page49

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 3, 2004, we announced that Enel had filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the R&D Agreement. The arbitration took place in London in early March 2005. We received the arbitration panel’s decision on September 29, 2005. The arbitration tribunal awarded Enel €4,019,750 in damages plus interest from December 15, 2004 and the sums of $52,000 and €150,000 in arbitration and legal related costs, respectively. These amounts, which total approximately $5.2 million using exchange rates in effect as of September 30, 2005, have been accrued for and are included in our results of operations for the quarter ended September 30, 2005. The arbitration tribunal refused Enel’s request to extend the supply or marketing obligations of Echelon.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the repurchase of our common stock during the quarter ended September 30, 2005:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1- July 31	--	(1)	$--	1,090,728	(1)	1,909,272
August 1 - August 31	96,644		$8.00	1,187,372		1,812,628
September 1- September 30	--		$--	1,187,372		1,812,628
Total	96,644		$8.00	1,187,372		1,812,628

(1)
Shares repurchased in open-market transactions under the current stock repurchase program approved by our Board of Directors in March 2004 and August 2004. The program authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. During the quarter ended September 30, 2005, we repurchased 96,644 shares under the program at a cost of approximately $773,000. Since inception, we have repurchased a total of 1,187,372 shares under the program at a cost of $8.0 million. The stock repurchase program will expire in March 2006.

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

Page50

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION
Date: November 8, 2005	By:/s/ Oliver R. Stanfield
Oliver R. Stanfield, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Page51

EXHIBIT INDEX
Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.