Form 10-K
period 2005-12-31
ECHELON CORP
filed 2006-03-14
CIK 31347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, there were 40,119,310 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the per share closing sale price of $6.88 of such shares on the Nasdaq National Market on June 30, 2005) was approximately $189.1 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 As of February 28, 2006, 39,797,676 shares of the registrant’s common stock, $.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2006 (Proxy Statement)	Part III

ECHELON CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future that are forward-looking. These statements include those discussed in Item 1, Business, including “General,” “Industry Background,” “Our Solution,” “Strategy,” “Markets, Applications and Customers,” “Products and Services” and “Product Development,” in Item 1A, Risk Factors, in Item 2, “Properties,” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Critical Accounting Policies,” “Results of Operations,” “Off-Balance-Sheet Arrangements and Other Contractual Obligations,” “Liquidity and Capital Resources,” “Acquisitions,” “Related Party Transactions,” “Recently Issued Accounting Standards,” “Equity Based Compensation,” and “Factors That May Affect Future Results of Operations,” and elsewhere in this report. In this report, the words “anticipate,” “believe,” “expect,” “intend,” “future,” “moving toward” and similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of factors including, but not limited to, those set forth in the section entitled “Factors That May Affect Future Results of Operations” and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ.

PART I

ITEM 1.   BUSINESS

General

We develop, market and support hardware and software products and services that allow everyday devices — such as appliances, thermostats, air conditioners, electricity meters, and lighting systems — to communicate with one another and across the Internet by forming systems called control networks. In control networks, devices communicate with one another to perform a control or monitoring application. Control networks can manage key functions in virtually all types of facilities and applications that affect our daily lives — from heating, lighting, security, and elevators in buildings, to the electricity meters in homes and businesses, to the brakes in freight trains, to the equipment in waste water treatment plants, to the lights in your home, to the management of energy and the environment. Our products and services can be used across many industries to network together the devices used in systems that monitor and control utilities, buildings, factories, transportation systems, homes, and others.

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

Traditionally, most control systems have used proprietary architectures in which the control is centralized or hard-wired. Control networks using Echelon’s control network infrastructure products are an alternative to the traditional approach of proprietary, centralized control. We believe that proprietary, centrally-controlled systems are more costly to install, less reliable, and more difficult to customize than control networks based on our products. Compared with traditional control systems, we believe that control networks based on our products can reduce life-cycle costs, can save energy, and can be more flexible than centralized systems, all while permitting control systems to be comprised of products and services from a variety of vendors. As a result, control networks using our products can enable new applications while providing improved reliability, serviceability, and functionality.

We market our control network infrastructure products and services to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. We sell primarily through a direct sales force in North America and other countries where we have marketing and sales operations. We also sell our products through distributors in North America, Europe, Japan, and various other Asia Pacific countries; value-added resellers in Europe and Asia Pacific; and third-party electronics representatives in North America. Representative customers include Enel Distribuzione S.p.A., or Enel, (including its contract manufacturers for electricity meters: China National Machinery and Equipment Import and Export Corporation, El. Ital. Avellino S.r.L., Finmek Access S.p.A., Celestica Italy S.r.L., and Jabil Circuit Italia S.r.L.), BOC Edwards, Fuji Electric, Honeywell, Invensys Intelligent Systems, Johnson Controls, NTT Data, Samsung, Schindler Elevator, Siemens, and TAC AB (a wholly owned subsidiary of Schneider Electric).

In the second quarter of 2000, we entered into a research and development agreement with an affiliate of Enel, under which we have been cooperating with Enel to integrate our LonWorks technology into Enel’s remote metering project in Italy. Through this project, which is called the Contatore Elettronico, Enel replaced its existing stand-alone electricity meters with networked electricity meters to about 27 million customers throughout Enel’s service territory in Italy. During this time, we sold electronic components and finished goods to Enel and its contract manufacturers for use in the Contatore Elettronico project. Our shipments for the deployment phase of the Enel project were substantially completed during 2005, as we expected. We currently expect that, during 2006, Enel will purchase from us limited spare parts for use in the Contatore Elettronico. In addition to the research and development agreement, in the third quarter of 2000 we completed a transaction with Enel whereby we issued three million shares of our common stock to Enel for a purchase price of $130.7 million in cash.

In December 2003, we began limited shipments of our networked energy services, or NES, system, which we market to electric utilities directly and through selected value added resellers and integration partners, which to date have been located primarily in Europe and Asia. The NES system is built upon our LonWorks network infrastructure products and consists of a set of intelligent, communicating digital electricity meters, data concentrators that supervise and manage meters, and system software based on our Panoramix® enterprise software platform. By providing an open, bidirectional, and extensible infrastructure to enable a comprehensive range of utility applications, we believe that the NES system brings cost savings in a wide range of the functions of a utility, from metering and customer services to distribution operations and value-added services. We believe that, in total, the benefits derived from our NES system deliver a more compelling return on investment for the utility than “traditional” automatic meter reading, or AMR, systems, which provide limited functionality, often over proprietary, one-way networks. In December 2005, we announced that the Swedish utility, Vattenfall AB, had selected our NES system for deployment in part of its service territory. Vattenfall currently intends to install our NES system products at 300,000 customer sites, and has options to extend the project to cover a total of 700,000 sites.

Our total revenues for 2005 declined to $74.4 million from $109.9 million in 2004. Total revenues in 2003 were $118.2 million. Enel, our largest customer during 2005, 2004, and 2003, accounted for 36.2% of total revenues for 2005, 58.3% of total revenues for 2004, and 64.2% of total revenues for 2003. These revenues included sales of components to Enel’s contract manufacturers. Our second largest customer, EBV, the sole independent distributor of our products in Europe, accounted for 21.0% of total revenues for 2005, 14.4% of total revenues for 2004, and 10.2% of total revenues for 2003.

In 2005, we generated a loss from operations as computed under U.S. generally accepted accounting principles, or GAAP, of $24.8 million. Included in our 2005 GAAP results were a one-time charge related to our arbitration with Enel of approximately $5.1 million, $587,000 of equity compensation expenses, and $37,000 of amortization expense related to intangible assets acquired from Metering Technology Corporation, or MTC, in April 2003. During 2004, we generated GAAP income from operations of $3.7 million. Included in our 2004 GAAP results were $580,000 of amortization expense related to intangible assets acquired from Arigo, BeAtHome, and MTC. In 2003, our GAAP income from operations was $278,000. Included in our 2003 GAAP results were a $9.8 million IPR&D charge related to the acquisition of certain assets of MTC, as well as $1.1 million of amortization expense related to intangible assets acquired from Arigo, BeAtHome, and MTC.

We were incorporated in California in 1988 and reincorporated in Delaware in 1989. Our corporate headquarters are located at 550 Meridian Avenue, San Jose, California 95126. In March 2003, we received ISO 9001 certification at this facility. Our telephone number is 408-938-5200. Our common stock trades on the Nasdaq National Market under the symbol ELON. You can find our website at www.echelon.com.

Industry Background

Control systems manage key functions in a variety of applications. For example, a common application of a control system is to allow a thermostat to communicate with other equipment in a building to automatically adjust temperature and airflow. In addition to interconnecting and monitoring heating, ventilation, and air conditioning, or HVAC, control systems are used in buildings to manage such functions as energy usage and consumption, elevators, lighting, security, and access control. Electric utilities may use control systems to remotely turn power on or off to a customer, read usage information from a meter or detect a service outage. In industrial facilities, control systems are used to automate semiconductor manufacturing equipment, oil pumping stations, waste water treatment plants, textile dyeing machinery, and myriad other applications. In transportation systems, control systems are used to regulate such features as propulsion, braking and heating systems in trains, light rail cars, trucks, buses, and other vehicles. In homes, control systems are beginning to emerge for use in lighting control, security, and other automation applications such as energy management.

Products for control systems are typically designed and manufactured by OEMs that focus on one or more vertical markets, such as HVAC systems for buildings, or braking control systems for trains, or lighting controls for homes. Control systems are typically installed and maintained by independent systems integrators, and in some instances by the installation and maintenance divisions of OEMs.

Control systems consist of an array of hardware devices and software used to collect data from the physical world and convert that data to electrical signals. These signals, in turn, provide information that can be used to affect responses based upon pre-programmed rules and logic. Traditionally, most control systems have incorporated proprietary, centrally controlled architectures. These systems share many of the same drawbacks of the proprietary centralized computing architectures of the early days of the computing industry that relied upon mainframes and minicomputers to communicate to “dumb” terminals that lacked independent processing capabilities. Just as the computing industry has moved from dumb terminals to “smart” networked-connected computers with improved reliability, greater scalability, and lower costs, we believe that control systems are moving to control networks and will reap similar benefits.

In the electric utilities metering industry in particular, the majority of the electricity meters deployed in the world today are “dumb” electro-mechanical meters. While more advanced, electronic meters have begun to grow in popularity, these meters typically do not include any communications capability, or if they do, it is typically proprietary, one-way communication designed only to enable remote meter reading (also known as AMR). For example, rather than requiring a person to visually inspect the meter to read and record the consumption data, some AMR electricity meters can be read by a meter reader driving within close proximity of the customer site. We believe that the relatively high cost and limited function of such systems has limited their adoption. We believe that as regulators look for utilities to offer consumers so called “real time pricing” or “demand response” programs to reduce the utility customers’ energy costs, and as markets deregulate and utilities look to lower their operating costs and improve their service offerings and operating efficiency, utilities will begin to look for more flexible, two-way networked systems, such as our NES system. In addition to meter reading, these communicating systems will allow them to offer a multitude of services to their customers and gain more insight and control over the operation of their distribution grid.

Our Solution

We develop, market, and support a family of hardware and software products and services that allows OEMs and systems integrators to design and implement low cost, highly reliable and scalable control networks. Our LonWorks control networking technology allows intelligence and communications capabilities to be embedded into individual control devices. The intelligent, networked devices are then able to communicate with each other to perform the desired control functions. For example, a temperature sensor might detect a change in temperature and send a message over the network that is received and acted upon by other devices that have been configured to accept the message. This eliminates the need for central controllers, reduces wiring costs, increases system reliability, enables the creation of systems that can perform more functions, and makes it easier to adapt the systems to the end-user requirements — both at the time of initial installation and over the life of the system as the end-users’ needs change. In addition, we believe that our products and services create new market opportunities because they allow devices that were previously not part of control systems, such as home appliances, to be cost-effectively made into smart, networked devices that communicate with one another and across the Internet. Further, the information communicated between the control devices can be integrated into corporate data applications, such as systems for enterprise resource planning, or ERP, or customer resource management, or CRM, to improve operational efficiency, lower cost, and improve service quality.

We offer a broad set of products and services that provides the foundation and support required to build and implement control networks using products from multiple vendors for the building, industrial, transportation, utility/home and other automation markets. With a control network that incorporates our products, control devices become smart and can communicate with one another and across the Internet. Each device in the control network contains embedded intelligence that implements the protocol and performs local sensing and control functions. At the core of this embedded intelligence is typically a Neuron® Chip, an integrated circuit that we initially designed. Neuron Chips are currently manufactured and sold by Toshiba and Cypress Semiconductor. In addition, we offer the following:

•
components for making everyday devices “smart” and network connected, including two-way communication devices, transceivers, that couple the Neuron Chip to the communications medium, “smart” transceivers that combine the functionality of a Neuron Chip and a transceiver into a single integrated circuit, control modules that are intended to help reduce OEM development costs, and associated development tools that allow OEMs to design LonWorks technology into their products;

•
our NES system, which is built upon our LonWorks platform and consists of a set of intelligent, communicating digital electricity meters, data concentrators that supervise and manage meters, and system software based upon our Panoramix enterprise software platform.

•
network connectivity products, including intelligent LonWorks routers that allow users to build large systems containing different networking media (e.g., twisted pairs of wire, radio frequency, the existing power wiring, etc.), network interfaces that connect computers to the network, and hardware and software products that enable the everyday devices in a LonWorks network to be connected to the Internet and other Internet protocol-based networks;

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

Based on our past experience, we believe that our family of products and services provides the following benefits to OEM developers of control devices and networks:

•
Faster time to market. We have invested significant effort to simplify and minimize the development process so that OEMs using our products can very quickly create highly functional and reliable control networks. By building upon our control networking platform, OEMs focus their development efforts on adding the application functionality valued by their customers rather than on developing the network “plumbing.”

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

6
Additionally, based on our past experience, we believe that control networks based on our technology bring a number of benefits to end users and systems integrators, including:

•
Installation Cost Savings. Control networks based on our products are designed to be less expensive to install than proprietary, centrally-controlled systems. By replacing individual connections to a central controller with shared network channels, we believe that wiring and conduit material and labor costs can be substantially reduced. By minimizing the need to program and debug complex control logic software, systems can be designed and commissioned more quickly by personnel with less specialized training. In addition, our system is designed to eliminate the need for expensive, performance-limiting gateways, which would otherwise be required to enable communication between various systems and to connect control systems from multiple vendors.

•
Life-Cycle Cost Savings. Control networks based on our products can eliminate many of the sources of high life-cycle costs found in traditional control systems. Our products are designed to enable a single control network to contain products from multiple manufacturers, which allows end-users to select the most cost-effective products and services for their applications from a broad range of OEMs. In addition, we believe that the inherent flexibility in our control network architecture permits modifications to the control system to be made at a significantly lower cost. These modifications include adding new products, features, and functions. Our technology also allows devices to be logically “rewired” across the network through software changes without the need to run new physical wire or to replace devices.

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

•
Improved Reliability. In a traditional system that has one central controller, the entire system can fail if that controller fails. However, in a control network using our products, where intelligence can be distributed throughout the entire network, a system can be designed to eliminate any single point of failure. Typically, the failure of a device on the network only affects a small subset of devices with which it interacts. Unlike devices in a centrally controlled system, devices in our control networks are “self-aware” and can take appropriate actions, such as returning to default set points to adapt to the error condition. In addition, each device has built-in processing power, which allows it to keep track of its own status and report potential problems before they occur.

•
Increased Market Opportunities. We believe that by eliminating high-cost centralized controllers and fostering devices that can work together, our products allow both OEMs and systems integrators to create low-cost, customized solutions to satisfy market demands that have not been met by traditional control systems. We believe that new market opportunities are created by allowing devices that were previously not part of control systems, such as home appliances, to cost-effectively be made “smart”, networked devices that communicate with one another and across the Internet. Further, we believe that the ability to integrate the information communicated between the control devices into corporate data applications, such as ERP or CRM systems, creates new opportunities to improve operational efficiency, lower cost, and improve service quality.

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

•
Capitalizing on Opportunities in the Utility Market. Given both the importance of Enel as one of the world’s largest electric utilities and the scope of its project, which we believe to be the largest deployment of an advanced metering infrastructure ever undertaken, we believe that our project with Enel has great visibility within the electric utility industry and can create potential opportunities for us at other utilities. Historically, utilities have replaced electricity meters at a low rate. In contrast, Enel’s Contatore Elettronico project has resulted in the replacement of almost all of the electricity meters in Enel’s service territory with “smart”, networked meters. We believe that by doing so, Enel will reap a number of benefits that can only be achieved when a utility has a homogenous population of “smart”, networked meters and that their project will create a desire in other utilities to undertake similar wide-scale meter replacements. In May 2002, we formed a Service Provider Group to focus on opportunities in the utility market. Given the opportunities that we saw in this market, we began development of our NES system in early 2003. We believe our NES system is a new and unique product offering for the utility market. Our NES system is designed to allow utilities to offer advanced customer care services such as multi-tiered billing, pre-paid electricity service, fault and outage detection, remote meter reading, and more accurate billing. It also allows utilities to reduce operating costs through load monitoring and optimization, tamper and theft detection, and better inventory management. Importantly for the future, the NES system sets the stage for future in-premise applications such as homeowner energy management and control, predictive warranty services, and remote appliance and machine diagnostics for any devices connected to the electricity grid or inside a home or business using our power line technology. We shipped the first release of our NES product for use in trials in December 2003. In December 2005, we announced our first significant NES deployment win with the Swedish utility Vattenfall AB. In this project, we are partnering with our value-added reseller, Telvent, to sell Vattenfall 300,000 meters and related products, with options to install up to an additional 400,000 meters. We expect installations for the Vattenfall project to begin in 2006 and continue through 2009 if Vattenfall exercises all of its options.

•
Leveraging Our OEM and Systems Integrator Distribution Channels to Increase Our Market Presence. Excluding Enel, we generally do not sell our products directly to end-users, although we may do so in the future to other utility customers. We generally sell our products to OEM manufacturers, who embed our products inside of their products; or to system integrators, who incorporate our products along with those of our OEM customers into complete solutions for end-users. Therefore, our products generally come into the hands of end-users indirectly through sales made by our OEM customers or through the efforts of our system integrator customers. We believe that by working with our OEM customers and systems integrators to influence their sales efforts, we can create a “virtual sales force” for our products. We have established several marketing programs for this purpose that are centered around our Open Systems Alliance, a program created in 2000 to bring together manufacturers, integrators, resellers, and other companies that are working to promote open systems based on our LonWorks platform.

•
Taking Advantage of New Market Opportunities Created by the Integration of LonWorks Control Networks, the Internet, and Corporate Intranets. We believe that the interplay of control networks with Internet Protocol-based networks, including the Internet and corporate intranets, results in powerful new features for our customers and creates new markets for our products. End-users can remotely monitor and manage energy and facility operations, collect and analyze data generated by a wide range of control devices, and deliver new value-added services over the Internet. To address this market, we are developing systems and technologies that integrate open standard data networking and communications protocols with our open standard control products and technology. For example, in 2005 we released the newest member of the i.LON® product family, the i.LON 100 e3 Internet Server. The i.LON product family provides communication of LonWorks devices to local and wide-area networks and the Internet. The i.LON 100 e3 server includes wireless GSM/GPRS support for applications such as street lighting and water processing in which wired Internet connections are rarely available. A Modbus interface allows the e3 server to connect to legacy control devices such as motor controls without replacing hardware. Optional IP routing software provides the functionality of a tunneling router but without the cost of additional hardware. The i.LON 100 server provides a powerful platform for a wide range of building, industrial, utility, mining, and process automation applications, seamlessly blending the worlds of data and control networking in a package that is both flexible and affordable.

•
Leveraging International Market Opportunities. With sales and marketing operations in ten countries and 77.1% of our total revenues in 2005 attributable to international sales, we have established a significant international presence. We plan to continue to devote significant resources to international sales, marketing, and product development efforts to capitalize on markets for control networks outside of the United States. For example, our most popular power line transceiver was designed to meet the requirements imposed by regulators in North America, Europe, and Japan, enabling OEMs to leverage their product development programs across these markets.

Success in the execution of our marketing strategy will require a continued emphasis on our key technical competencies, including, but not limited to, networking hardware and software technology, custom communications integrated circuit design, and system level solutions for networks that provide device management, monitoring, and control.

Working Capital

As of December 31, 2005, we had working capital, defined as current assets less current liabilities, of $157.5 million, which was a decrease of approximately $15.9 million compared to working capital of $173.4 million as of December 31, 2004.

As of December 31, 2005, we had cash, cash equivalents, and short-term investments of $154.5 million, which was a decrease of approximately $5.9 million compared to a balance of $160.4 million as of December 31, 2004. Additionally, as of December 31, 2004, we had $11.1 million of restricted investments that secured a $10.0 million line of credit under which no amounts had been drawn. As of December 31, 2005, we no longer had any restricted investments.

Cash used in operating activities in 2005 of $4.6 million was primarily the result of our net loss of $19.7 million, which was partially offset by a net reduction in our operating assets and liabilities of $10.3 million, depreciation and amortization of $4.2 million, and stock-based compensation expenses of $587,000.

Markets, Applications and Customers

We market our products and services primarily in Europe, Japan and selected Asia Pacific countries, and North and South America. Our target markets include:

•
Utility. In June 2000, we began working with Enel to incorporate our technology into Enel’s Contatore Elettronico project. Under this project, Enel has been working to provide an advanced electricity metering infrastructure to about 27 million of its customers in Italy. We began shipping products to Enel for use in the project in late 2000, and increased those volumes through 2003. During 2004, our shipments under the Enel project decreased, and in 2005, we completed our scheduled deliveries under the deployment phase of the project. In 2006, we currently expect to ship limited spare parts to Enel for use in its Contatore Elettronico project, after which, we are not currently anticipating any material revenues.

In July 2003, we entered into an agreement with Continuon Netbeheer, a leading Dutch utility grid operator and subsidiary of the Dutch utility Nuon, to provide a trial deployment of our NES system within a portion of Continuon’s service territory. This trial was completed in early 2005. In January 2006, we announced that we had won a tender by Nuon for a 25,000 meter deployment. We expect installations for this deployment will begin in mid-2006, and that they will be completed by late 2006 or early 2007.

In December 2005, the Swedish utility, Vattenfall AB, selected our NES system for deployment in part of its service territory. This award is currently expected to cover approximately 300,000 of Vattenfall’s customers, with options to expand deployment to up to 700,000. We expect to begin shipping our NES products related to this award in 2006, with shipments expected to continue through 2009 if Vattenfall exercises all of its options.

In addition, some of our OEM customers also incorporate our products into their systems for meter related applications, substation automation, and other utility applications. Our OEM customers for meter related applications, many of which also compete against our NES system, include Enermet, Horstmann Controls, Kamstrup, and Metrima.

•
Building Automation. Companies worldwide are using our products in most areas of the building automation industry, including access control, automatic doors, elevators, energy management, fire/life/safety, HVAC, lighting, metering, security, and automated window blinds. We believe that our control networks are widely accepted because they lower installed system cost, reduce ongoing life-cycle costs, and increase functionality. For example, the Roppongi Hills project in Tokyo, Japan, Asia’s largest office and residential complex, included a major automation system with over 16,500 LonWorks enabled devices. Our OEM customers in the building automation market include Honeywell, Invensys Intelligent Systems, Johnson Controls, Philips Lighting, Schindler Elevator, Siemens, TAC AB, and Yamatake.

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

Products and Services

We offer a wide-ranging set of over 90 products and services. These products and services provide the infrastructure and support required to implement and deploy open, interoperable, control network solutions. With the exception of our NES system, we generally recommend broad use of several of our products with other products that we offer, although there is no inherent requirement for a customer to do so given our open networking technology. For instance, a customer’s product could use a transceiver purchased from a third party that is installed with software that uses our network operating system. Similarly, a customer’s product could use a transceiver purchased from us that is installed with software from a third-party.

Components for Making Control Devices “Smart” and Network Connected. We provide a set of hardware products at various levels of integration designed to allow OEMs to embed networking and intelligence into their products. Typical products in this range include bus and free topology twisted pair transceivers, power line and free topology “smart” transceivers, bus and free topology control modules, and associated development tools including our Mini EVK and NodeBuilder® development tools, which are designed to make it easy for OEMs to develop and test individual network devices or small control networks. Our development tools use a familiar Windows based development environment with easy-to-use software and interface hardware.

In 2005, we announced a new embedded control networking platform, called Pyxos™. The first application of this platform will be the Pyxos FT chip, which is designed to be built into the sensors and actuators embedded inside a machine. The Pyxos FT chips will extract information from the devices, relay control commands between devices, and make the machine’s control network status available to remote service centers and applications. We expect to begin deliveries of beta versions of the Pyxos FT chip later in 2006.

Our FTT-10A free topology transceiver product, which permits communication over a twisted pair of wires, generated approximately 12.7% of our revenues during 2005, 11.6% of our revenues during 2004, and 9.7% of our revenues during 2003.

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

Network Connectivity Products. This group of hardware products serves as the physical interface between the control software that resides on the managed devices and the cabling and wiring that provide the physical communications path. These products include a variety of routers, adapters, and IP connectivity products. LonWorks routers provide transparent support for multiple media, which makes it possible to signal between different types of media, such as twisted pair, power line, radio frequency, optical fiber, and infrared. Routers can also be used to control network traffic and partition sections of the network from traffic in another area, increasing the total throughput and speed of the network. Adapter products include network interfaces that can be used to connect computers and controllers to a LonWorks network. Our family of i.LON products provides cost-effective, secure LAN, WAN, and Internet connectivity to the everyday devices in control networks.

Components for Use in Enel’s Contatore Elettronico Project. We provide a number of products and components to Enel and its contract manufacturers. We sell Enel data concentrators that provide wide area connectivity to and supervision of digital electricity meters. We sell meter kits to Enel’s contract manufacturers, which include components that are incorporated into digital electricity meters for Enel and that allow these meters to communicate over the power line using the LonTalk® protocol. Products and components sold to Enel and its contract manufacturers generated approximately 36.2% of our revenues during 2005, 58.3% of our revenues during 2004, and 64.2% of our revenues during 2003.

Software Products. Our LNS® network operating system serves as the platform for installing, maintaining, monitoring, and interfacing with control networks. The LNS family of products adds the power of client-server architecture and component-based software design into control systems and allows tools from multiple vendors to work together.

The LonMaker® Integration Tool, which is built on the LNS network operating system and the Microsoft Visio technical drawing package, gives users a graphical, “drag and drop” environment for designing their network’s control system. The graphical nature of the LonMaker tool provides an intuitive interface for designing, installing, and maintaining multi-vendor, open, interoperable LonWorks control networks. LNS allows multiple users, each running a separate copy of the LonMaker tool or other LNS based tools, to utilize the system in parallel, thereby streamlining the design and commissioning process, and facilitating future adds, moves and changes to the network.

In March 2003, we introduced the Panoramix platform, a scalable enterprise software product designed to enable businesses to collect and manage data from device networks across multiple facilities and/or locations and turn it into actionable business intelligence.

Training and Support. We conduct a variety of technical training courses covering our LonWorks network technology and products. These courses are designed to provide hands-on, in-depth and practical experience that can be used immediately by OEMs and systems integrators using LonWorks systems. These classes are also licensed to third-parties in foreign markets who present them in the local language. Additionally, we offer a variety of computer-based training courses that can be taken over the Internet. We also offer telephone, e-mail, and on-site technical support to our customers on an annual contract or per-incident basis. We provide these support services to resolve customers’ technical problems on a timely basis, ensure that our products will be used properly, and shorten the time required for our customers to develop products that use our technology.

Sales and Marketing

We market and sell our products and services to OEMs and systems integrators to promote the widespread use of our control networking technology. In addition, we believe that awareness of the benefits of control networks based upon our products among end-users will increase the demand for our products. We currently market our NES system directly, and through selected value added resellers and integration partners, to electric utilities, primarily in Europe and parts of Asia.

In North America, we sell our products through a direct sales organization. Outside the United States, direct sales, applications engineering, and customer support are conducted through our offices in China, France, Germany, Hong Kong, Italy, Japan, the Netherlands, South Korea, and the United Kingdom. Each of these offices is staffed primarily with local employees. We support our worldwide sales personnel with application engineers and technical and industry experts working in our headquarters. We also leverage our selling efforts through our in-house telephone sales team. Internationally, we supplement our direct sales with distributors who tend to specialize in certain geographical markets. In Europe, we sell our products that do not relate to either our NES system or our project with Enel principally through EBV, our sole independent European distributor, and through our direct sales force. Under the Contatore Elettronico project with Enel, we sell products directly to Enel and also sell components directly to Enel’s contract manufacturers. We rely solely on distributors in certain markets in the Asia Pacific region, including Australia and Taiwan, and in Latin America, through our distributor in Argentina. We sell our NES system products through a direct sales force located in North America, Europe, and parts of Asia, as well as through value-added resellers located in Europe and parts of Asia. International sales, which include both export sales and sales by international subsidiaries, accounted for 77.1% of our total revenues for 2005, 85.2% of our total revenues for 2004, and 86.5% of our total revenues for 2003.

We maintain an authorized network integrator program to increase the distribution of our products through systems integrators worldwide. These third-party systems integrators design, install, and service control systems using our LonMaker tool, our LonPoint products, and other manufacturers’ products that meet the certification guidelines of LonMark® International, thereby reducing dependence on single-vendor products; eliminating the risks of centralized, proprietary controllers; and supporting less complex, peer-to-peer system architectures. We provide these systems integrators with the training, tools, and products required to cost-effectively install, commission, and maintain open, multi-vendor distributed control systems based on LonWorks control networks.

The LonMark Interoperability Association and the LonWorld® Conference and Exhibition assist our marketing efforts. We formed the LonMark Interoperability Association in May 1994. In January 2004 the Association became an independent entity under the name LonMark International. As of December 31, 2005, it had over 350 members. LonMark International makes technical recommendations for interoperable use of LonWorks technology and promotes the use of open control networks based on the LonWorks standard. The purpose of the LonWorld Conference and Exhibition is to provide a forum in which parties can share recent information concerning LonWorks technology and applications, build alliances, and support the LonWorks standard for control networking. The most recent LonWorld Conference and Exhibition was held in October 2005 in France.

Strategic Alliances

Neuron Chips, which are important components used by our customers in control network devices, are currently manufactured and distributed by Toshiba and Cypress Semiconductor. We presently have licensing agreements with both Cypress Semiconductor and Toshiba. Among other things, the agreements grant Cypress and Toshiba the worldwide right to manufacture and distribute Neuron Chips using technology licensed from us and require us to provide support and unspecified updates to the licensed technology over the terms of the agreements. The Cypress agreement expires in April 2009 and the Toshiba agreement expires in January 2010. We developed the first version of the Neuron Chip, although Toshiba and Cypress have subsequently developed improved, lower-cost versions of the Neuron Chip that are presently used in products developed and sold by us and our customers.

We entered into a Research and Development and Technological Cooperation Agreement with Enel Distribuzione S.p.A., a subsidiary of Enel, in June 2000. Under this agreement, we agreed to cooperate with Enel in the development of Enel’s Contatore Elettronico meter management project. The R&D Agreement expired, per its terms, in June 2005. The Contatore Elettronico project, which, among other things, replaced existing stand-alone electricity meters with networked electricity meters throughout Enel’s service territory in Italy, is intended to provide a variety of services, including the ability to remotely:

•  turn power on or off to a customer;
•  read usage information from a meter;
•  detect a service outage;
•  detect the unauthorized use of electricity;
•  change the maximum amount of electricity that a customer can demand at any time; and
•  manage the distribution of electricity throughout Enel’s service area.

The Contatore Elettronico project incorporates solid-state electricity meters designed by Enel and a third party. We entered into supply agreements with various third party contract manufacturers who manufacture the meters for Enel. These contract manufacturers combined components purchased from us with other components to complete the manufacture of meters for sale to Enel. In addition, we sold a finished product, called a data concentrator, directly to Enel for use in the Contatore Elettronico project. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. We currently expect that during 2006 Enel will purchase limited spare parts from us for use in the Contatore Elettronico, after which, we are not currently expecting any material revenues.

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

Our total expenses for product development were $25.1 million for 2005, $25.3 million for 2004, and $35.1 million for 2003. Included in these amounts were acquisition related charges for in-process research and development and intangible amortization of $37,000 in 2005, $580,000 in 2004, and $10.9 million in 2003. In addition, of the $25.1 million of product development expenses incurred in 2005, approximately $143,000 related to equity based compensation. We anticipate that we will continue to commit substantial resources to product development in the future and that product development expenses may increase in the future. To date, we have not recorded any capitalized software development costs from our development efforts.

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

In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers, and other businesses. Our competitors include both small companies as well as some of the largest companies in the electronics industry, such as Siemens in the building and industrial automation industries, and Allen-Bradley (a subsidiary of Rockwell Automation) and Group Schneider in the industrial automation industry. Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, and broader product offerings than us. As a result, these competitors may be able to devote greater resources to the development, marketing and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology.

In addition, those competitors that manufacture and promote proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Products from other companies such as Digi International, emWare, Ipsil, JumpTec, Lantronix, Microsoft, and Wind River Systems, as well as certain micro-controller manufacturers including Freescale (formerly Motorola), Texas Instruments, Micro Chip, and Philips, all of which promote directly connecting devices to the Internet, could also compete with our products. We also face competition from companies such as Chipcon, Dust Networks, Ember, Millennial Net, and Zensys and consortia such as the Zigbee Alliance, all of which are focused on the use of radio frequency (RF) networking as an alternative to our control networking products.

In the utility marketplace, products from companies such as Actaris, DCSI, Elster, Hunt Technologies, Itron, Iskraemeco, Landis and Gyr, Nexus, and Ramar, each of which offers automatic meter reading products for the utility industry, as well as metering systems from our customers such as Enel, Enermet, Horstmann Controls, Kamstrup, and Metrima, could compete with our NES system. For example, over the past few years, Enel, our largest customer, has designed a system that competes with our NES system using third party products instead of our products. Enel has significantly greater experience and financial, technical, and other resources than we have. In addition, we have found that many utility companies have long-term standing relationships with their historical meter suppliers. As such, we believe that some utilities may give preferential treatment to these meter suppliers.

Many of our current and prospective competitors are dedicated to promoting proprietary systems, technologies, software, and network protocols or product standards that differ from, or are incompatible with, our products. This includes low-end network control technologies that may be less expensive to implement than our LonWorks technology, but that do not offer the same capabilities. In some cases, companies have established associations or cooperative relationships to enhance the competitiveness and popularity of their products, or to promote these different or incompatible technologies, protocols and standards. For example, in the building automation market, we face widespread reluctance by vendors of traditional proprietary control systems, who enjoy a captive market for servicing and replacing equipment, to use our open, interoperable technologies. We also face strong competition by large trade associations that promote alternative technologies and standards in their native countries, such as the Konnex Association in Europe, which has numerous members and licensees. Other examples include various industry groups that promote alternative standards such as BACnet in the building market, DALI in the lighting controls market, Profibus and DeviceNet in the industrial control market, and Train Control Network (TCN) in the rail transportation market. Our technologies, protocols, or standards may not be successful in any of our markets, and we may not be able to compete with new or enhanced products or standards introduced by existing or future competitors.

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

Manufacturing

Our manufacturing strategy is to outsource production to third parties where it is more cost-effective and to limit our internal manufacturing to such tasks as quality inspection, system integration, custom configuration, testing, and order fulfillment. We maintain manufacturing agreements with Cypress and Toshiba related to the Neuron Chip. We also maintain manufacturing agreements with STMicroelectronics for production of our power line transceiver, with Cypress for production of our free topology transceiver, and with Cypress, On Semiconductor, and AMI Semiconductor for the production of certain other components we sell.

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

Proprietary Rights

We own numerous patents, trademarks, and logos. As of February 28, 2006, we had received 95 United States patents, and had 11 patent applications pending. Some of these patents have also been granted in selected foreign countries. Many of the specific patents that are fundamental to LonWorks technology have been licensed to our customers with no license fee or royalties. The principal value of the remaining patents relates to our specific implementation of our products and designs.

We hold several registered trademarks in the United States, including Echelon, LonBuilder, LonMark, LonTalk, LonWorks, Neuron, LON, LonPoint, LonUsers, LonMaker, 3120, 3150, LNS, LonManager, Digital Home, and NodeBuilder. We have also registered some of our trademarks and logos in foreign countries.

Employees

As of February 28, 2006, we had 269 employees worldwide, of which 122 were in product development, 65 were in sales and marketing, 46 were in general and administrative, 27 were in operations, and 9 were in customer support and training. About 179 employees are located at our headquarters in California and 37 employees are located in other offices throughout the United States. Our remaining employees are located in nine countries worldwide, with the largest concentrations in Germany, Japan, the Netherlands, the United Kingdom, and Hong Kong. None of our employees is represented by a labor union. We have not experienced any work stoppages and we believe relations with our employees are good.

Where to Find More Information

We make our public filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all exhibits and amendments to these reports, available free of charge at our website, www.echelon.com, as soon as reasonably practicable after we file such material with the SEC. These materials are located in the “Investor Relations” portion of our Web site under the link “SEC Filings.” The inclusion of our Web site address in this report does not include or incorporate by reference into this report any information on our Web site. Copies of our public filings may also be obtained from the SEC Web site at www.sec.gov.

Executive Officers of the Registrant

M. Kenneth Oshman, age 65, has been our Chairman and Chief Executive Officer since December 1988. He also served as our President from 1988 to 2001. Prior to joining Echelon, Mr. Oshman, with three associates, founded ROLM Corporation, a telecommunications equipment company, in 1969. He was Chief Executive Officer, President, and a director at ROLM from its founding until its merger with IBM in 1984. Following the merger, he became a Vice President of IBM and a member of the Corporate Management Board. He remained in that position until he left IBM in 1986. Prior to founding ROLM, Mr. Oshman was a member of the technical staff at Sylvania Electric Products from 1963 to 1969. In addition to his responsibilities at our company, Mr. Oshman serves as a director of Sun Microsystems and Knight-Ridder. Mr. Oshman earned B.A. and B.S.E.E. degrees from Rice University and M.S. and Ph.D. degrees in Electrical Engineering at Stanford University.

Beatrice Yormark, age 61, has been our President and Chief Operating Officer since September 2001. She served as our Vice President of Marketing and Sales from January 1990 to August 2001. Ms. Yormark joined our company from Connect, Inc., an on-line information services company, where she was the Chief Operating Officer. Before joining Connect, Ms. Yormark held a variety of positions, including Executive Director of Systems Engineering for Telaction Corporation, Director in the role of Partner at Coopers & Lybrand, Vice President of Sales at INTERACTIVE Systems Corporation, and various staff positions at the Rand Corporation. In addition to her responsibilities at our company, Ms. Yormark serves as a director of ID Systems, (NASDAQ: IDSY). Ms. Yormark holds a B.S. degree in Mathematics from City College of New York and a M.S. degree in Computer Science from Purdue University.

Oliver R. Stanfield, age 56, has been our Executive Vice President & Chief Financial Officer since September 2001. He served as our Vice President and Chief Financial Officer from March 1989 to August 2001. Mr. Stanfield joined our company from ROLM, where he served in several positions since 1980, including: Director of Pricing; Vice President, Plans and Controls; Vice President, Business Planning; Vice President, Financial Planning and Analysis; Treasurer; and Controller, Mil Spec Division. Prior to joining ROLM, Mr. Stanfield worked for ITEL Corporation, Computer Automation and Rockwell International. Mr. Stanfield began his business career with Ford Motor Company in 1969 in various accounting positions while completing a B.S. degree in Business Administration and an M.B.A. degree from the University of Southern California.

Anders B. Axelsson, age 46, has been our Senior Vice President of Sales & Marketing since June 2003. Prior to joining our company, he was Chief Executive Officer of PowerFile, Inc. From 1999 to 2001, he was President/General Manager of Snap Appliances, Inc. Between 1992 and 1999, he worked for Measurex, which was later acquired by Honeywell, and served in several positions, including Vice President of Engineering and Marketing and President/Managing Director for Europe. Mr. Axelsson started his career with ABB in 1981 where he worked for 11 years in various sales, marketing, and engineering management positions. He holds a B.S. in Electrical Engineering from ED Technical Institute in Jonkpoing, Sweden and is a graduate of the Executive Program at the University of Michigan.

Kathleen Bloch, age 49, has been our Senior Vice President and General Counsel since February 2003. Prior to joining our company, Ms. Bloch was a partner in the law firm of Wilson Sonsini Goodrich & Rosati, P.C., where she practiced from 1996 to 2003. Prior to joining Wilson Sonsini Goodrich & Rosati, she was a partner with the San Francisco and Los Angeles offices of Sheppard Mullin Richter & Hampton. Ms. Bloch received a B.S. degree in Business Administration from the University of Southern California and her law degree from Stanford Law School.

Frederik Bruggink, age 50, has been our Senior Vice President and General Manager of our Service Provider Group since July 2002. He served as our Senior Vice President of Sales and Marketing from September 2001 to June 2002, and as our Vice President, Europe, Middle East and Africa, from April 1996 to August 2001. Mr. Bruggink joined our company in 1996 from Banyan Systems, where he was Vice President, Europe. From 1985 to 1993, Mr. Bruggink held several positions at Stratus Computer, including General Manager for Holland, Benelux, and Northern Europe. His last position at Stratus was Vice President, Northern Europe. Prior to joining Stratus, he held sales positions at Burroughs Computers. Mr. Bruggink attended the University of Leiden.

Russell Harris, age 44, joined us in September 2001 as our Senior Vice President of Operations. Mr. Harris also manages our hardware engineering organization. Prior to joining our company, he served as the Vice President of Operations for NetDynamics from 1996 until its acquisition by Sun Microsystems in 1998. From 1991 to 1996, Mr. Harris was the Director of Operations at Silicon Graphics, Inc. From 1985 through 1991, he held various positions at Convergent Technologies and Unisys Corporation. His last position at Unisys was as Director of IT for Worldwide Operations. Mr. Harris earned B.S. and M.S. degrees in Industrial Engineering from Stanford University.

ITEM 1A. RISK FACTORS

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

Now that the deployment phase of the Enel project has been completed, our overall revenue has declined and may decline further.

We completed our deliveries under the deployment phase of the Enel project during 2005. We currently expect that our revenues from Enel and its meter manufacturers will decline significantly, from $26.9 million in 2005 to approximately $7.0 million in 2006. We do not currently anticipate any material revenues from Enel thereafter. Accordingly, we continue to seek new revenue opportunities with other utility companies around the world.

We believe that utility companies generally require a lengthier sales cycle than do most of our other customers. For example, in December 2005 we announced the Swedish utility, Vattenfall AB, had selected our NES system for deployment in part of its service territory. Prior to this award, our VAR partner, Telvent, and we had been discussing the benefits of the NES system with Vattenfall for about three years. In addition, in many instances, one or more field trials of our NES system products may be required before a final decision is made by the utility. For example, a subsidiary of Nuon, a utility grid operator located in the Netherlands, completed a limited field trial of our NES system within its service territory in early 2005. In early 2006, Nuon selected our NES system for deployment in part of its service territory. Once that effort is completed, which we believe will happen in late 2006 or early 2007, we expect Nuon will issue a public tender for an even larger deployment within their service territory. However, there is no guarantee that we will win that tender, if and when Nuon decides to issue it. In addition, there is generally an extended development and integration effort required in order to incorporate the new technology into the utility’s existing infrastructure.

Once a utility decides to move forward with a large-scale deployment of our NES system, the timing of, and our ability to recognize revenue on, our NES system product shipments will depend on several factors, including, but not limited to, the shipment schedules included in the contracts and certain contractual provisions, such as acceptance of all or any part of the system by the utility. For example, under the terms of our current arrangement with Nuon, there are significant customer acceptance provisions that will require us to defer revenue recognition until Nuon accepts the system, which we currently expect will happen in late 2006 or early 2007. In addition, the complex revenue recognition rules relating to products such as our NES system could also require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. In some instances, the reasons for these deferrals may not be fully under our control, which could result in the actual timing of revenue being significantly different than we currently anticipate.

Due to the extended sales cycle and the additional development and integration time required, as well as the uncertainty of the timing of our NES revenues, we are not certain that we will be able to completely replace the expected $19.9 million reduction in Enel revenues in 2006. As a result, our 2006 revenues, results of operations, and financial condition may be harmed.

Although we have invested substantial amounts of time and money into our NES system, our utility market product offerings may fail to meet customers’ expectations, or may fail to meet our financial targets. If we incur penalties and/or damages with respect to sales of the NES system, such penalties and/or damages could have an adverse effect on our financial condition, revenues, and operating results.

To be successful in our efforts to sell our NES system, we have invested and intend to continue investing significant resources in its development. For example, in April 2003 we acquired certain assets of Metering Technology Corporation, or MTC, for $11.0 million in cash and the assumption of certain liabilities. Among the assets acquired was the right to use MTC’s developed electricity meter technology. As we have integrated their technology into our NES system, we have incurred and expect to continue to incur significant development costs.

We cannot assure you that our NES system will be accepted in the utility market place to the extent required for us to realize a reasonable return on our investments in developing the system. For example, in order to realize all of the benefits of the NES system, a utility must replace a significant portion of its metering infrastructure with a homogenous population of intelligent, networked meters. In addition, even if the NES system meets a utility’s technical specifications, we may not be able to meet all of the utility’s contractual requirements. We also cannot assure you that, if accepted by the utilities, our NES system will generate economic returns that meet our financial targets. For example, revenues from our NES system offering may be lower than we anticipate, as was the case for actual versus targeted NES system revenues for both 2004 and 2005. The timing of these revenues could also fluctuate from our business plan for a variety of reasons, including changes in shipping schedules, contractual provisions such as customer acceptance, and complex revenue recognition rules related to sales of products consisting of multiple elements such as our NES system. Additionally, when we do recognize revenue on sales of our NES system products, we expect the gross margins generated from such sales will be lower than those generated by most of our other products.

Even if we are successful in penetrating the utility market with our NES system offering, we face competition from many companies. For example, Enel, our largest customer for the last several years, has designed a system that it may use to compete with our NES system using third party products instead of our products. Enel has significantly greater experience and financial, technical, and other resources than we have. Enel previously announced an alliance with IBM to market and sell metering systems worldwide. We do not currently believe that our company will contribute to that alliance. Other competitors, including Actaris, DCSI, Elster, Hunt Technologies, Itron, Iskraemeco, Landis and Gyr, Nexus, and Ramar, as well as our own customers such as Enermet, Horstmann Controls, Kamstrup, and Metrima, have also developed and are marketing their own multi-service metering systems that compete with our NES system offering. We believe that our NES system will compete with other offerings both in terms of technical capabilities as well as price, warranties, indemnities, penalties, and other contractual provisions.

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

         Lastly, sales of the NES system will expose us to penalties, damages and other liabilities relating to late deliveries, late or improper installations or operations, failure to meet product specifications, failure to achieve performance specifications, indemnities or otherwise. If we are unsuccessful in deploying the NES system, or otherwise fail to meet our financial targets for the NES system, our revenues, results of operations, and financial position will be harmed.

Compliance with new rules and regulations concerning hazardous materials is costly and time-consuming, and may result in increased costs and a reduction in, or changes in the timing of, our expected revenues.

We are in the process of implementing programs to comply with newly enacted Restrictions on Hazardous Substances, or RoHS, regulations that require certain manufacturers, such as Echelon, to eliminate hazardous substances (e.g., lead, cadmium, mercury, etc.) from the commercial products that are sold to customers in the European Union and Japan. These new rules become effective in 2006.  Transitioning our products from non-compliant to RoHS-compliant is a complex, costly, and time-consuming process. During the transition, we face several risks, including, but not limited to, risks that we will be unable to successfully develop RoHS compliant alternatives for our existing non-RoHS compliant products, that we will be unable to complete the transition in a timely manner, that our contract electronic manufacturers will not be able to produce our RoHS compliant products in a timely and cost effective manner, and that the costs associated with this development effort will be higher than originally anticipated. In addition, we face the risk that, in order to minimize any exposure to excess non-RoHS compliant inventories, our customers, including our distributors such as EBV, may reduce their inventory levels significantly from historical levels. While we expect that, once the transition is complete, our customers would restore their inventories back to historical levels, such action by our customers and/or distributors could result in a reduction in expected revenue in early 2006 due to the timing of these inventory level adjustments. Lastly, we also face the risk that, in transitioning our products to comply with these new regulations, we could ourselves be left with excess quantities of non-RoHS compliant inventory for which an excess and obsolete inventory reserve would be required. If any of these risks materialize, our revenues, results of operations, and financial position could be harmed.

In 2006 we will be required to take a compensation expense for the value of stock options or other compensatory equity-based awards that we issue to our employees, which will harm our results of operations.

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

Prior to 2006, we used the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally have not considered stock option grants issued under our employee stock option plans to be compensation when the exercise price of the stock option is equal to or greater than the fair market value on the date of grant. Beginning in 2006, we will be required to take a compensation charge as stock options or other stock-based compensation awards are issued or as they vest, including the unvested portion of options that were granted on or before December 31, 2005. This compensation charge will be based on a calculated value of the option or other stock-based award using a complex methodology, and which may not correlate to the current market price of our stock. In addition, this calculation will require management to use several estimates, any one of which could have a significant impact on the option’s calculated fair value. If any of these estimates prove to be different from actual results, the fair value of the option could be significantly under or over stated. We currently expect that, once we adopt SFAS 123R, the additional compensation expense we will be required to record will result in a material reduction in our reported gross margins as compared to prior years as well as a material increase in our operating expenses from historical levels. This will in turn result in reduced earnings and earnings per share.

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

In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. For our LONWORKS Infrastructure products, our competitors include some of the largest companies in the electronics industry, such as Siemens in the building and industrial automation industries, and Allen-Bradley (a subsidiary of Rockwell Automation) and Groupe Schneider in the industrial automation industry. Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, and broader product offerings. As a result, these competitors may be able to devote greater resources to the development, marketing, and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufacture and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Products from other companies such as Digi International, emWare, Ipsil, JumpTec, Lantronix, Microsoft, and Wind River Systems, as well as certain micro-controller manufacturers including Freescale (formerly Motorola), Texas Instruments, Micro Chip, and Philips, all of which promote directly connecting devices to the Internet, could also compete with our products. In addition, in the utilities market, products from companies such as Actaris, DCSI, Elster, Hunt Technologies, Itron, Iskraemeco, Landis and Gyr, Nexus, and Ramar, each of which offers automatic meter reading products for the utility industry, as well as metering systems from our customers such as Enel, Enermet, Horstmann Controls, Kamstrup, and Metrima, could compete with our NES system. For example, Enel, working with IBM, competes with our NES system using third party products instead of our products. Enel and IBM, as well as several other named competitors, have significantly greater experience and financial, technical, and other resources than we have. If we are unable to compete effectively in any of the markets we serve, our revenues, results of operations, and financial position could be harmed.

As a result of our lengthy sales cycle, we have limited ability to forecast the amount and timing of revenue related to specific sales. If we fail to complete or are delayed in completing transactions, our revenues could vary significantly from period to period.

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

If we do not maintain adequate distribution channels for our LONWORKS Infrastructure products or our NES system products, our revenues will be harmed significantly.

Currently, significant portions of our revenues are derived from sales to distributors, including EBV, the sole independent distributor of our products to OEMs in Europe. Sales to EBV, our largest distributor, accounted for 21.0% of our total net revenues in 2005, 14.4% of our total net revenues in 2004, and 10.2% of our total net revenues in 2003. Worldwide sales to distributors, including those to EBV, accounted for approximately 28.9% of total net revenues in 2005, 19.8% of our total net revenues in 2004, and 14.6% of our total net revenues in 2003.

Our current agreement with EBV, which has been in effect since 1997, expires in December 2006. If EBV, or any other existing or future distributor, fails to dedicate sufficient resources and efforts to marketing and selling our products, our revenues could decrease. If EBV significantly reduces its inventory levels for our products, both our revenues and customer service levels would decrease. If we do not maintain our agreement with EBV, we would be required to locate another distributor or add our own pan-European distribution capability to meet the needs of our customers. In that event, our business could be harmed during the transition period as EBV’s inventory of our products was sold but not replaced. Moreover, any replacement distribution channel could prove less effective than EBV.

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

We market our NES system products directly, as well as through selected value added resellers, or VARs, and integration partners. We believe that a significant portion of our NES system sales will be made through our VARs and integration partners, rather than directly by our company. To date, our VARs and integration partners have greater experience in overseeing projects for utilities. As a result, if our relationships with our VARs and integration partners are not successful, or if we are not able to create similar distribution channels for our NES system business with other companies, our NES system business may not be successful or may otherwise not meet our financial targets, which will harm our revenues and operating results.

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

We face a number of risks as a company in a rapidly changing and developing market, and you must consider our prospects in light of the associated risks. This is true of both our LONWORKS Infrastructure products and our NES system products. Our future operating results are difficult to predict due to many factors, including the following:

•	some of our targeted markets have not yet accepted many of our products and technologies;
•	many of our customers do not fully support open, interoperable networks, and this reduces the market for our products;
•	we may not anticipate changes in customer requirements and, even if we do so, we may not be able to develop new or improved products that meet these requirements in a timely manner, or at all;
•	the markets in which we operate require rapid and continuous development of new products, and we have failed to meet some of our product development schedules in the past;
•	potential changes in voluntary product standards around the world can significantly influence the markets in which we operate; and
•	our industry is very competitive and many of our competitors have far greater resources and may be prepared to provide financial support from their other businesses in order to compete with us.

Compliance with new rules and regulations concerning corporate governance is costly, time-consuming, and difficult to achieve, which could harm our operating results and business.

The Sarbanes-Oxley Act, or the Act, which was signed into law in 2002, mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements. The Act also imposes increased civil and criminal penalties on a corporation, its chief executive and chief financial officers, and members of its board of directors, for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted and is considering the adoption of additional comprehensive rules and regulations relating to corporate governance. These rules, laws, and regulations have increased the scope, complexity, and cost of our corporate governance, reporting, and disclosure practices. Because compliance with these new rules, laws, and regulations is costly and time-consuming, our management’s attention could be diverted from managing our day-to-day business operations, and our operating expenses could increase. In addition, because of the inherent limitations in all financial control systems, it is possible that a material weakness may be found in our internal controls over financial reporting, which could affect our ability to insure proper financial reporting. For example, as described more fully in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, in October 2005 we identified a material weakness in our internal controls over revenue recognition at our Japanese subsidiary.

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

As previously discussed, we currently purchase several key products and components only from sole or limited sources. For some of these suppliers, we do not maintain signed agreements that would obligate them to supply to us on negotiated terms. As a result, we may be vulnerable to price increases for products or components. In addition, in the past, we have occasionally experienced shortages or interruptions in supply for certain of these items, which caused us to delay shipments beyond targeted or announced dates. To help address these issues, we may decide to purchase quantities of these items that are in excess of our estimated requirements. As a result, we could be forced to increase our excess and obsolete inventory reserves to provide for these excess quantities, which could harm our operating results. If we experience any shortage of products or components of acceptable quality, or any interruption in the supply of these products or components, or if we are not able to procure these products or components from alternate sources at acceptable prices and within a reasonable period of time, our revenues, gross profits or both could decrease. In addition, under the terms of some of our contracts with our customers, we may also be subject to penalties if we fail to deliver our products on time.

Our business may suffer if it is alleged or found that our products infringe the intellectual property rights of others or if our customers are concerned about the potential for such infringement.

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

In addition, our customers may not pursue product opportunities based on their concerns regarding third party intellectual property rights, particularly patents, and this could reduce the market opportunity for the sale of our products and services.

We have a history of losses and, although we achieved profitability in prior years, we expect to incur substantial losses again in 2006.

For the year ended December 31, 2005, we generated a loss of $19.7 million. As of December 31, 2005, we had an accumulated deficit of $84.1 million. We have invested and expect to continue investing significant financial resources in product development, marketing and sales. We believe we will incur a substantial loss in 2006. Consequently, we currently expect our cash and short-term investment balances to decline as a result of such losses.

Our future operating results will depend on many factors, including:

•	adoption of our NES solution and other products by service providers for use in utility and/or other home automation projects;
•	the timing of revenue recognition related to sales of our NES system products;
•	revenue growth of our LONWORKS Infrastructure products;
•	continuation of worldwide economic growth, particularly in certain industries such as semiconductor manufacturing equipment;
•
the ability of our contract electronic manufacturers to provide quality products on a timely basis, especially during periods where excess capacity in the contract electronic manufacturing market is reduced;

•	growth in acceptance of our products by OEMs, systems integrators, service providers and end-users;
•	the effect of expensing stock option grants or other compensatory awards to our employees, when such requirements become effective in 2006;
•	our ability to attract new customers in light of increased competition;
•	our ability to develop and market, in a timely and cost-effective way, new products that perform as designed;
•	costs associated with any future business acquisitions, including up-front in-process research and development charges and ongoing amortization expenses related to other identified intangible assets;
•	ongoing operational expenses associated with any future business acquisitions;
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

As of December 31, 2005, we had net operating loss carry forwards for federal income tax reporting purposes of approximately $81.0 million and for state income tax reporting purposes of approximately $16.5 million, which expire at various dates through 2025. In addition, as of December 31, 2005, we had tax credit carry forwards of approximately $12.4 million, $6.7 million of which expires at various dates through 2025. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in future periods of net operating loss and credit carry forwards upon the occurrence of certain events, including significant changes in ownership interests. We have performed an analysis of our ownership changes and have reported the net operating loss and credit carry forwards considering such limitations. As of December 31, 2005, our deferred tax assets, including our net operating loss carry forwards and tax credits, totaled approximately $52.2 million. The Internal Revenue Code of 1986 also contains provisions requiring companies to fully utilize net operating losses before utilizing tax credits. As a result, depending on our future taxable income in any given year, some or all of the Federal increased research tax credits, as well as portions of our federal and state net operating loss carryforwards, may expire before being utilized. Consequently, we have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance, our history of losses, and the variability of our operating results.

We face operational and financial risks associated with international operations.

Our international sales and marketing operations are located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 77.1% of our total net revenues in 2005, 85.2% of our total net revenues in 2004, and 86.5% of our total net revenues in 2003. We expect that international sales will continue to constitute a significant portion of our total net revenues.

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

Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 4.6% in 2005, 3.2% in 2004, and 3.8% in 2003. In addition, much of our sales and marketing expenses, as well as certain other costs, are incurred in currencies other than the U.S. dollar. For example, in 2005 China revalued its currency, the Chinese Renminbi, against the U.S. dollar. Although the adjustment has not resulted in a material change to the costs for goods and services we obtain from our suppliers and contractors in China, any future revaluations of the Chinese currency against the U.S. dollar could result in significant cost increases. If the value of the U.S. dollar declines as compared to the local currency where the expenses are incurred, our expenses, when translated back into U.S. dollars, will increase.

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

In addition, we expect that many foreign utilities will require us to price our NES system in the respective utility’s local currency, which will expose us to foreign currency risk. In most cases, in the event of a contract award, we intend to hedge this foreign currency risk so long as we can secure forward currency contracts that are reasonably priced and that are consistent with the scheduled deliveries for that project. In addition, we will face foreign currency exposures from the time we submit our foreign currency denominated bid until the award of a contract by the utility (the “bid to award” term). This bid to award term can often exceed several months. If a utility awards us a contract that gives the utility the right to exercise options for additional supply in the future, we would also be exposed to foreign currency risk until such time as these options, if any, were exercised. We may decide that it is too expensive to hedge the foreign currency risks during the bid to award term or for any unexercised options. Any resulting adverse foreign currency fluctuations could significantly harm our revenues, results of operations, and financial condition.

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

Our quarterly and annual results have varied significantly from period to period, and we have sometimes failed to meet securities analysts’ expectations. For example, although we generated net income ranging from $84,000 to $16.8 million during the years from 2000 to 2004, in 2005 we generated a net loss of $19.7 million. We expect to incur a substantial loss again in 2006, and our future results may continue to fluctuate and may not meet analysts’ expectations in some future period. As a result, the price of our common stock could fluctuate or decline. Some factors that could cause this variability, many of which are outside of our control, include the following:

•
the complex revenue recognition rules relating to products such our NES system could require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period;

•	revenue recognition for sales of our NES system products may be dependent on acceptance criteria determined by our NES system customers;
•	our products may not be manufactured in accordance with specifications or our established quality standards, or may not perform as designed;
•	our future operating results will be materially adversely effected by the expense required to be recorded under SFAS 123R, Share-Based Payment, which becomes effective in 2006;
•	we may fail to meet analysts’ expectations relating to our NES system and additional utility customers and applications;
•	we may fail to meet analysts’ expectations for revenue growth in our sales of LONWORKS Infrastructure products to OEMs, systems integrators, and other customers;
•	transitioning from non-RoHS compliant to RoHS compliant products could cause our customers to reduce their historical inventory levels, which could reduce our revenues;
•	the rates at which OEMs purchase our products and services may fluctuate;
•	we may fail to introduce new products on a timely basis or before the end of an existing product’s life cycle;
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
•
we could incur costs associated with future business acquisitions, including up-front in-process research and development charges and ongoing amortization expenses related to other identified intangible assets;

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

Many of our competitors develop, support, and promote alternative control systems. If we are unable to promote and expand acceptance of our open, interoperable control systems, our revenues and operating results may be harmed.

Many of our current and prospective competitors are dedicated to promoting closed or proprietary systems, technologies, software and network protocols or product standards that differ from or are incompatible with ours. In some cases, companies have established associations or cooperative relationships to enhance the competitiveness and popularity of their products, or to promote these different or incompatible technologies, protocols and standards. For example, in the building automation market, we face widespread reluctance by vendors of traditional closed or proprietary control systems, who enjoy a captive market for servicing and replacing equipment, to use our interoperable technologies. We also face strong competition by large trade associations that promote alternative technologies and standards in their native countries, such as the Konnex Association in Belgium, and the European Installation Bus Association in Germany, each of which has over 100 members and licensees. Other examples include various industry groups who promote alternative open standards such as BACnet in the building market, DALI in the lighting controls market, Echonet in the home control market, and a group comprised of ABB, Adtranz/Bombardier, Siemens, GEC Alstrom and other manufacturers that support an alternative rail transportation protocol to our LONWORKS protocol. Our technologies, protocols, or standards may not be successful in any of our markets, and we may not be able to compete with new or enhanced products or standards introduced by existing or future competitors.

Defects in or misuse of our products or other liabilities not covered by insurance may delay our ability to generate revenues and may increase our liabilities and expenses.

Our products may contain undetected errors or failures when first introduced, as new versions are released, or as a result of the manufacturing process. For example, many of the products we have sold to Enel remain under warranty, and Enel may claim that some of them are defective. Also, in NES trials, undetected errors may hinder our ability to win a subsequent tender. In addition, our customers or their installation partners may improperly install or implement our products. Furthermore, because of the low cost and interoperable nature of our products, LONWORKS technology could be used in a manner for which it was not intended.

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

We may also experience losses or potential losses in the event of property damage, liability for harm to a third party’s property or person, claims against our directors or officers, and the like. To help reduce our exposure to these types of claims, we currently maintain property, general commercial liability, errors and omissions, directors and officers, and other lines of insurance. However, it is possible that such insurance may not be available in the future or, if available, may be insufficient in amount to cover any particular claim, or we might not carry insurance that covers a specific claim. For example, during 2000, the total limit for claims under our errors and omissions insurance policy was $17.0 million. Since then, we have reduced the total limit for this line of coverage to $10.0 million because we believed the premiums our insurers requested were excessive. We believe that the premiums for the types of insurance we carry will continue to fluctuate from period to period. In times of significant cost increases, this could result in increased costs or reduced limits. Consequently, if we elect to reduce our coverage further, or if we do not carry insurance for a particular type of claim, we will face increased exposure to these types of claims. If liability for a claim exceeds our policy limits, our operating results and our financial position would be negatively affected.

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

Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. As of February 28, 2006, we have 95 issued U.S. patents, 11 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. In addition, we may not apply for or obtain patents in each country in which our technology may be used. If any of our patents fail to protect our technology, or if we do not obtain patents in certain countries, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

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

Our performance depends substantially on the performance of our executive officers and key employees. Due to the specialized technical nature of our business, we are particularly dependent on our Chief Executive Officer, our President and Chief Operating Officer, and our technical personnel. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations and managerial personnel. Competition for qualified personnel in our business areas is intense, and we may not be able to continue to attract and retain qualified executive officers and key personnel necessary to enable our business to succeed. Our product development and marketing functions are largely based in Silicon Valley, which is typically a highly competitive marketplace. It may be particularly difficult to recruit, relocate and retain qualified personnel in this geographic area. Moreover, the cost of living, including the cost of housing, in Silicon Valley is known to be high. Because we are legally prohibited from making loans to executive officers, we will not be able to assist potential key personnel as they acquire housing or incur other costs that might be associated with joining our company. In addition, if we lose the services of any of our key personnel and are not able to find replacements in a timely manner, our business could be disrupted, other key personnel may decide to leave, and we may incur increased operating expenses in finding and compensating their replacements.

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

•
investors may be concerned about our ability to develop additional customers for our NES system products and the success we have selling our LONWORKS Infrastructure products and services to OEMs, systems integrators, and other customers;

•	investors may be concerned about the expense that we will be required to record for stock options and other stock-based incentives provided to our employees;
•	transitioning from non-RoHS compliant to RoHS compliant products could cause our customers to reduce their historical inventory levels, which could reduce our revenues;
•	competitors may announce new products or technologies;
•	our quarterly operating results may vary widely;
•	we or our customers may announce technological innovations or new products;
•	securities analysts may change their estimates of our financial results; and
•	increases in market interest rates, which generally have a negative impact on stock prices.

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

As of February 28, 2006, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our Board of Directors), beneficially owned 35.6% of our outstanding stock.

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

We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events, as well as from power outages. Many of our operations are subject to these risks, particularly our operations located in California. In past years, we experienced temporary power losses in our California facilities due to power shortages that have disrupted our operations, and we may in the future experience additional power losses that could disrupt our operations. While the impact to our business and operating results has not been material, it is possible that power losses will adversely affect our business in the future, or that the cost of acquiring sufficient power to run our business will increase significantly. Similarly, a natural disaster or other unanticipated problem could also adversely affect our business by, among other things, harming our primary data center or other internal operations, limiting our ability to communicate with our customers, and limiting our ability to sell our products. We do not insure against several natural disasters, including earthquakes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At our corporate headquarters in San Jose, California, we lease two buildings, each of which contains approximately 75,000 square feet of useable space. We moved to this location in October 2001. The lease for the first building, which began in October 2001, requires minimum rental payments for ten years that total approximately $20.6 million. The lease for the second building, which began in May 2003, also requires minimum rental payments for ten years that total approximately $23.4 million.

We also lease office space for some of our sales and marketing employees in China, France, Germany, Hong Kong, Italy, Japan, the Netherlands, South Korea, and the United Kingdom and for some of our research and development employees in Fargo, North Dakota, and Germany. The leases for these offices expire at various dates through 2013. As of December 31, 2005, the future minimum rental payments for all of our leased office space, including those for our corporate headquarters facilities, totaled approximately $31.0 million. For the year ended December 31, 2005, the aggregate rental expense for all leased office space was approximately $5.3 million.

In April 2003, in conjunction with our acquisition of certain assets of MTC, we entered into a sublease with MTC for a portion of their Scotts Valley, California facilities. This sublease expired on December 31, 2003.

We believe that the facilities under lease by us will be adequate for at least the next 12 months. For additional information regarding our obligations under property leases, please see Note 6 of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Report.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2005.

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

	Price Range
Year Ended December 31, 2005	High	Low
Fourth quarter	$9.27	6.99
Third quarter	9.71	6.65
Second quarter	7.26	5.96
First quarter	8.55	6.29

Year Ended December 31, 2004	High	Low
Fourth quarter	$11.25	6.96
Third quarter	11.50	6.04
Second quarter	12.09	9.81
First quarter	12.65	10.18

As of February 28, 2006, there were approximately 541 stockholders of record. Because brokers and other institutions hold many shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid dividends on our capital stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

Equity Compensation Plan Summary Information

For information on our equity compensation plans, please refer to Note 7 to our accompanying consolidated financial statements.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of our fiscal year ended December 31, 2005.

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
	Year Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Net revenues:
Product	$73,563	$108,947	$117,153	$121,454	$74,777
Service	865	974	1,000	1,380	1,812
Total revenues	74,428	109,921	118,153	122,834	76,589

Cost of revenues:
Cost of product	30,955	46,110	49,407	57,059	34,842
Cost of service	2,124	2,003	2,650	2,880	2,347
Total cost of revenues	33,079	48,113	52,057	59,939	37,189

Gross profit	41,349	61,808	66,096	62,895	39,400

Operating expenses:
Product development	25,098	25,262	35,113	21,456	17,028
Sales and marketing	21,023	19,440	18,597	17,291	15,787
General and administrative	20,018	13,388	12,108	9,711	6,942
Total operating expenses	66,139	58,090	65,818	48,458	39,757

Operating income/(loss)	(24,790)	3,718	278	14,437	(357)
Interest and other income, net	5,225	2,140	2,219	3,777	6,655
Income before provision for income taxes	(19,565)	5,858	2,497	18,214	6,298
Provision for income taxes	154	586	600	1,457	252
Net income/(loss)	$(19,719)	$5,272	$1,897	$16,757	$6,046

Income/(loss) per share (1):
Basic	$(0.49)	$0.13	$0.05	$0.42	$0.16
Diluted	$(0.49)	$0.13	$0.05	$0.41	$0.15

Shares used in per share calculation (1):
Basic	40,377	40,918	40,070	39,468	38,443
Diluted	40,377	41,007	40,792	40,726	41,141

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$154,480	$160,364	$144,923	$134,489	$111,653
Working capital	157,474	173,391	160,745	156,319	151,748
Total assets	195,938	223,916	214,128	207,492	185,654
Total stockholders’ equity	181,308	211,062	200,924	195,018	174,717

(1)  See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing basic net income/(loss) per share, and diluted net income/(loss) per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business, including but not limited to: our belief that control networks based on our products can reduce life-cycle costs, save energy, are more flexible than centralized systems and permit control systems to be comprised of products and services from a variety of vendors; our belief that  the NES system brings cost savings in a wide range of a utility’s functions, from metering and customer services to distribution operations and value-added services; our belief that new products and product enhancements, such as our NES offering and Panoramix platform, will make it easier for our customers to aggregate and process information from remote LonWorks networks, thereby increasing overall network management capabilities; our belief that the benefits derived from our NES system deliver a more compelling return on investment than “traditional” AMR systems; our expectation that Enel will purchase spare parts from us and our belief that we will be able to find one or more replacements for the Enel project revenue reduction; our expectation that shipments of our NES products will increase significantly; our belief that, in general, as long as the current worldwide economic recovery continues to gain momentum, overall revenues from our LonWorks Infrastructure business will continue to improve during 2006 as compared to 2005; our belief that market conditions in Asia, particularly Japan, will continue to be challenging in 2006; our belief that, during 2006, our gross margin will decrease from 2005 levels; our belief that, during 2006, our sales and marketing expenses will increase over 2005 levels; our belief that many of our customers will continue to refrain from purchasing our customer support and training offerings during 2006 in an effort to minimize their operating expenses; our belief that our existing cash and short-term investment balances will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months; our belief that we will incur a substantial loss in 2006; and our belief that the estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates, or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate revenues, pricing pressures, returns, reserves, demand for our products, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of our products and the market for our products generally and certain customers specifically, and our beliefs regarding our liquidity needs.

Forward-looking statements are estimates reflecting the best judgment of our senior management, and they involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Our business is subject to a number of risks and uncertainties. While this discussion represents our current judgment on the future direction of our business, these risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Some of the important factors that may influence possible differences are continued competitive factors, technological developments, pricing pressures, changes in customer demand, and general economic conditions, as well as those discussed above in “Factors That May Affect Future Results of Operations.” We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements. Readers should review the Risk Factors in Item 1A in this report, as well as other documents filed from time to time by us with the SEC.

Overview

Echelon Corporation was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. We are based in San Jose, California, and maintain offices in nine foreign countries throughout Europe and Asia. We develop, market and support a wide array of products and services based on our LONWORKS technology that enable OEMs and systems integrators to design and implement open, interoperable, distributed control networks. We offer these hardware and software products to OEMs and systems integrators in the building, industrial, transportation, utility/home, and other automation markets.

We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s Contatore Elettronico electricity meter management project in Italy. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We have been investing in products for use by electricity utilities for use in management of electricity distribution. We began to receive modest amounts of revenue resulting from these investments in 2004, which increased to approximately $883,000 in 2005. We refer to this revenue as networked energy services, or NES, revenue. We refer to all other revenue as LONWORKS Infrastructure revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

We have a history of losses and, although we achieved profitability in several recent years, we incurred a loss in 2005. This loss was due primarily to the significant reduction in the amount of Enel Project revenue, which resulted from the expected completion of our Enel Project shipments in 2005. Enel recently asked us to provide them with spare parts for use in their system in Italy. We have agreed to this request, and currently expect shipments of these spare parts to be completed during the first and second quarters of 2006.

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

Sales Returns and Allowances. We sell our products and services to OEMs, systems integrators, and our other customers directly through our sales force and indirectly through distributors located in the geographic markets that we serve. Sales to certain distributors are made under terms allowing limited rights of return. Sales to EBV, our largest distributor, accounted for 21.0% of total net revenues for 2005, 14.4% for 2004, and 10.2% for 2003. Worldwide sales to distributors, including those to EBV, accounted for approximately 28.9% of total net revenues for 2005, 19.8% for 2004, and 14.6% for 2003.

Net revenues consist of product and service revenues reduced by estimated sales returns and allowances. Provisions for estimated sales returns and allowances are recorded at the time of sale, and are based on management’s estimates of potential future product returns and allowances related to product revenues in the current period. In evaluating the adequacy of our sales returns and other allowances, management analyzes historical returns, current and historical economic trends, contractual terms, and changes in customer demand and acceptance of our products.

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

Our allowances for sales returns and other sales-related reserves were approximately $1.2 million as of December 31, 2005, and $1.3 million as of December 31, 2004.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit-worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions worsened, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $300,000 as of December 31, 2005 and 2004.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $469,000 as of December 31, 2005, and $148,000 as of December 31, 2004.

Deferred Income Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on our historical net operating losses, and the uncertainty of our future operating results, we have recorded a valuation allowance that fully reserves our deferred tax assets. If we later determine that, more likely than not, some or all of the net deferred tax assets will be realized, we would then need to reverse some or all of the previously provided valuation allowance. Our deferred tax asset valuation allowance was $52.2 million as of December 31, 2005 and $45.6 million as of December 31, 2004.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to $8.0 million as of December 31, 2005.

When we adopted SFAS 142, Goodwill and Other Intangible Assets, in 2002, we ceased amortizing goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. Since then, primarily as a result of acquisitions in 2002 and 2003, the net balance of goodwill has grown to $8.0 million as of December 31, 2005. During 2004 and 2005, goodwill decreased by a total of $145,000 due to foreign currency translation losses. For a reconciliation of this decrease, please refer to Note 5 to our accompanying consolidated financial statements.

We review goodwill for impairment annually during the quarter ending March 31. To date, we have had no impairment of our goodwill. If, as a result of an annual or any other impairment review that we perform in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge. Such a charge could have a material adverse impact on our financial position and/or operating results.

Results of Operations

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the twelve months ended December 31, 2005, 2004, and 2003:
	Twelve Months Ended December 31,
	2005	2004	2003
Revenues:
Product	98.8%	99.1%	99.2%
Service	1.2	0.9	0.8
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product	41.6	42.0	41.8
Cost of service	2.8	1.8	2.3
Total cost of revenues	44.4	43.8	44.1
Gross profit	55.6	56.2	55.9
Operating expenses:
Product development	33.7	23.0	29.7
Sales and marketing	28.3	17.6	15.7
General and administrative	26.9	12.2	10.3
Total operating expenses	88.9	52.8	55.7
Income/(loss) from operations	(33.3)	3.4	0.2
Interest and other income, net	7.0	1.9	1.9
Income/(loss) before provision for income taxes	(26.3)	5.3	2.1
Provision for income taxes	0.2	0.5	0.5
Net income/(loss)	(26.5)%	4.8%	1.6%

Revenues

Total revenues
	Years Ended December 31,			2005 over 2004	2004 over 2003	2005 over 2004	2004 over 2003
(Dollars in thousands)	2005	2004	2003	$ Change	$ Change	% Change	% Change
Total revenues	$74,428	$109,921	$118,153	$(35,493)	$(8,232)	(32.3%)	(7.0%)

The $35.5 million decrease in 2005 as compared to 2004 was primarily the result of an expected $37.2 million reduction in Enel Project related revenues partially offset by a $895,000 increase in LonWorks Infrastructure revenue and a $798,000 increase in NES revenue (see further discussion below). The $8.2 million decrease in 2004 as compared to 2003 was primarily the result of a $11.7 million reduction in Enel Project related revenues partially offset by a $3.4 million increase in LonWorks Infrastructure revenue (see further discussion below).

LonWorks Infrastructure revenues
	Years Ended December 31,			2005 over 2004	2004 over 2003	2005 over 2004	2004 over 2003
(Dollars in thousands)	2005	2004	2003	$ Change	$ Change	% Change	% Change
LonWorks Infrastructure Revenues	$46,612	$45,717	$42,326	$895	$3,391	2.0%	8.0%

Our LonWorks Infrastructure revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. The $895,000, or 2.0%, increase in LonWorks Infrastructure revenue in 2005 as compared to 2004 was driven primarily by an $825,000, or 5.1%, increase in revenues from customers in our North American market, and to a lesser extent, a $177,000, or 2.4%, increase in revenues from sales made to customers in Asia. Partially offsetting these increases was a $108,000, or 0.5%, decrease in revenues from customers in Europe. In North America, the 5.1% increase in year-over-year revenues was primarily attributable to a slight increase in demand for our products from some of our larger customers. In Asia, the 2.4% increase in year-over-year revenues was unfavorably impacted by the exchange rates on sales made in Japanese Yen, which reduced the year-over-year increase by approximately $78,000. Excluding this impact, sales made to our customers in Asia increased by $255,000, or 3.4%, due primarily to improved economic conditions throughout the region. In Europe, the 0.5% decrease in year-over-year revenues was due primarily to a $265,000 decrease in sales made to EBV (see further discussion below).

We believe that, in general, as long as the current worldwide economic conditions remain consistent, overall revenues from our LonWorks Infrastructure business will continue to improve during 2006 as compared to 2005. However, within any given region, revenue growth may fluctuate up or down.

In addition, the expected improvement in 2006 LonWorks Infrastructure revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the Japanese Yen. In general, if the dollar were to strengthen against the Yen, our revenues would decrease. Conversely, if the dollar were to weaken against the Yen, our revenues would increase. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in Japanese Yen (or other foreign currencies) and the magnitude of the exchange rate fluctuation from year to year. The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 4.6% in 2005, 3.2% in 2004, and 3.8% in 2003. We do not currently expect that, during 2006, the amount of our revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

The increase in LonWorks Infrastructure revenue in 2004 as compared to 2003 was driven primarily by improved economic conditions in Europe, where 2004 revenues increased by approximately $3.5 million, or 19%, over 2003 amounts. In our North American market, 2004 revenues increased by approximately $218,000, or just over 1%, from 2003 levels. Offsetting these increases was a year-over-year decrease in our Asian markets of approximately $312,000, or just over 4%. This decrease in our Asian markets was primarily attributable to Japan, where market conditions were relatively poor for several years. We believe this reduction in revenues from our Japanese market was the result of reduced building construction activities in Japan. Partially offsetting this decrease was the favorable impact of exchange rates on sales made in Japanese Yen, which reduced the year-over-year decline by approximately $197,000.

Enel Project revenues
	Years Ended December 31,			2005 over 2004	2004 over 2003	2005 over 2004	2004 over 2003
(Dollars in thousands)	2005	2004	2003	$ Change	$ Change	% Change	% Change
Enel Project Revenues	$26,933	$64,119	$75,827	$(37,186)	$(11,708)	(58.0%)	(15.4%)

The $37.2 million decrease in Enel Project revenues in 2005 as compared to 2004 was primarily attributable to a reduction in the number of electricity meter components (also referred to as metering kit products) and data concentrator products shipped during 2005. To a lesser extent, reduced average selling prices for metering kit and data concentrator products also contributed to the year-over-year decline. Under the terms of our agreement with Enel, prices for the products we sold to Enel were reduced based on the cumulative number of units shipped. The $11.7 million decrease in Enel Project revenues in 2004 as compared to 2003 was primarily attributable to reduced average selling prices for metering kit products. In addition, a reduction in the unit volumes of data concentrator products shipped to Enel during 2004 also contributed to the revenue decline. Partially offsetting these factors was an increase in the overall number of metering kit products shipped during 2004. We sell our products to Enel and its designated manufacturers in United States dollars. Therefore, the associated revenues are not subject to foreign currency risks.

We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. We currently expect that, during 2006, Enel will purchase approximately $7.0 million worth of spare parts from us for use in the Contatore Elettronico.

Given our historical dependence on one customer, we continue to seek opportunities to expand our customer base. In 2002, we formed a sales and marketing organization that has since been tasked with identifying other customers for our NES system products. However, we can give no assurance that our efforts in the networked energy services area will be successful.

NES revenues
	Years Ended December 31,			2005 over 2004	2004 over 2003	2005 over 2004	2004 over 2003
(Dollars in thousands)	2005	2004	2003	$ Change	$ Change	% Change	% Change
NES Revenues	$883	$85	$—	$798	$85	938.8%	—%

During 2005, the $883,000 of NES revenue was generated primarily from the completion of customer trials of our NES system. During 2004, the $85,000 of NES revenue was generated primarily from the sale of NES products and services.

We expect that, during 2006, shipments of our NES products will increase significantly over 2005 levels, due primarily to the fact that in late 2005, we and one of our NES value-added reseller, or VAR, partners won a utility tender for an intelligent metering system with Vattenfall AB, a Swedish utility company. In addition, in early 2006 we won a small utility tender in the Netherlands. Our ability to recognize revenue on these shipments, as well as shipments for other NES projects that we may win in the future, will depend on several factors, including, but not limited to, modification of the existing shipment schedules included in the contracts that have been awarded to us thus far, and certain contractual provisions, such as customer acceptance. In addition, the complex revenue recognition rules relating to products such our NES system could also require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. In some instances, the reasons for these deferrals may not be fully under our control, which could result in the actual timing of revenue being significantly different than we currently anticipate.

We also expect that many foreign utilities will require us to price our NES system in the respective utility’s local currency, which will expose us to foreign currency risk. In most cases, in the event of a contract award, we intend to hedge this foreign currency risk so long as we can secure forward currency contracts that are reasonably priced and that are consistent with the scheduled deliveries for that project. In addition, we will face foreign currency exposures from the time we submit our foreign currency denominated bid until the award of a contract by the utility (the “bid to award” term). This bid to award term can often exceed several months. If a utility awards us a contract that gives the utility the right to exercise options for additional supply in the future, we would also be exposed to foreign currency risk until such time as these options, if any, were exercised. We may decide that it is too expensive to hedge the foreign currency risks during the bid to award term or for any unexercised options. Any resulting adverse foreign currency fluctuations could significantly harm our revenues, results of operations, and financial condition.

EBV revenues
	Years Ended December 31,			2005 over 2004	2004 over 2003	2005 over 2004	2004 over 2003
(Dollars in thousands)	2005	2004	2003	$ Change	$ Change	% Change	% Change
EBV Revenues	$15,610	$15,875	$12,059	$(265)	$3,816	(1.7%)	31.6%

Sales to EBV, our largest distributor and the sole independent distributor of our LonWorks Infrastructure products in Europe, accounted for 21.0% of our total revenues in 2005, 14.4% in 2004, and 10.2% in 2003. We believe the $265,000, or 1.7%, reduction in year-over-year revenues in 2005 as compared to 2004 is in part due to the impact of the new Restriction of Hazardous Substances, or RoHS, regulations. Under these new rules, which become effective in the European Union (and elsewhere) in 2006, manufacturers such as Echelon will be required to eliminate certain hazardous substances (e.g., lead, cadmium, mercury, etc.) from the products they sell into the region. We believe that, in an effort to minimize any excess inventories of non-RoHS compliant products, EBV has been tightly managing its inventory balances, which has, in some cases, resulted in reduced shipments to EBV until the RoHS compliant products become available. We began shipping the RoHS compliant versions of some of our products in volume quantities in late 2005, and expect to complete the transition for our remaining products during 2006. In addition to the RoHS conversion impact, we also believe that general market conditions and acceptance by OEMs of our products also contributed to the slight year-over-year decline.

We believe the $3.8 million, or 31.6%, increase in EBV revenues in 2004 as compared to 2003 was the result of improved economic conditions in Europe and other geographic areas where EBV serves its customers, as well as the market success EBV’s customers experienced with their LonWorks products.

Our contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2006. If our agreement with EBV is not renewed, or is renewed on terms that are less favorable to us, our revenues could decrease and our future financial position could be harmed.

We currently sell our products to EBV in United States dollars. Therefore, the associated revenues are not subject to foreign currency exchange rate risks. However, EBV has the right, on notice to our company, to require that we sell our products to them in Euros.

Product revenues
	Years Ended December 31,			2005 over 2004	2004 over 2003	2005 over 2004	2004 over 2003
(Dollars in thousands)	2005	2004	2003	$ Change	$ Change	% Change	% Change
Product Revenues	$73,563	$108,947	$117,153	$(35,384)	$(8,206)	(32.5%)	(7.0%)

The decrease in product revenues between 2005 and 2004 was attributable to the $37.2 million decrease in Enel program revenues partially offset by a $1.1 million increase in LonWorks Infrastructure product revenues and a $714,000 increase in NES product revenues. The decrease in product revenues between 2004 and 2003 was attributable to the $11.7 million decrease in Enel program revenues partially offset by a $3.4 million increase in LonWorks Infrastructure product revenues and the $85,000 increase in NES revenues.

Service revenues
	Years Ended December 31,			2005 over 2004	2004 over 2003	2005 over 2004	2004 over 2003
(Dollars in thousands)	2005	2004	2003	$ Change	$ Change	% Change	% Change
Service Revenues	$865	$974	$1,000	$(109)	$(26)	(11.2%)	(2.6%)

 The decrease in service revenues in both 2005 and 2004 was the result of continued decreases in our customers’ use of our support and training services. We believe that the worldwide economic recession, which began in 2002 and continued through part of 2003, forced many of our customers to curtail spending for training and support. Although worldwide economic conditions generally improved during the latter part of 2003 and continued through 2005, we do not expect our service revenues to increase over prior year levels. In fact, we believe that many of our customers will continue to refrain from purchasing our customer support and training offerings during 2006 in an effort to minimize their operating expenses.

Gross Profit and Gross Margin
	Years Ended December 31,			2005 over 2004	2004 over 2003	2005 over 2004	2004 over 2003
(Dollars in thousands)	2005	2004	2003	$ Change	$ Change	% Change	% Change
Gross Profit	$41,349	$61,808	$66,096	$(20,459)	$(4,288)	(33.1%)	(6.5%)
Gross Margin	55.6%	56.2%	55.9%	—	—	(0.6)	0.3

Gross profit is equal to revenues less cost of goods sold. Cost of goods sold for product revenues includes direct costs associated with the purchase of components, subassemblies, and finished goods, as well as indirect costs such as allocated labor and overhead; costs associated with the packaging, preparation, and shipment of products; and charges related to warranty and excess and obsolete inventory reserves. Cost of goods sold for service revenues consists of employee-related costs such as salaries and fringe benefits as well as other direct and indirect costs incurred in providing training, customer support, and custom software development services. Gross margin is equal to gross profit divided by revenues.

Overall, gross margin during 2005 as compared to 2004 and 2003 remained relatively constant. We expect that, during 2006, gross margins will decrease from 2005 levels. We expect this decrease to occur primarily due to the fact that we anticipate revenues from sales of our NES products will increase as a percentage of our overall revenues during 2006. Our NES products generally yield a lower gross margin than do revenues from our LonWorks Infrastructure products.

In addition, in 2006 we will be required to adopt SFAS 123R, Share-Based Payment, which will require us to recognize, as an expense, the fair value of stock options and other stock-based compensation granted to employees and other service providers. We expect the adoption of SFAS 123R will result in significant non-cash charges to our income statement. A portion of these costs will be allocated to cost of goods sold. We expect the inclusion of these costs will result in a material reduction in our gross profit and gross margins.

Operating Expenses

Product development
	Years Ended December 31,			2005 over 2004	2004 over 2003	2005 over 2004	2004 over 2003
(Dollars in thousands)	2005	2004	2003	$ Change	$ Change	% Change	% Change
Product Development	$25,098	$25,262	$35,113	$(164)	$(9,851)	(0.6%)	(28.1%)

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material and other supplies, amounts paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

Product development expenses remained relatively flat in 2005 as compared to 2004, decreasing by $164,000, or 0.6%. The $9.9 million, or 28.1%, decrease in product development expenses during 2004 as compared to 2003 was due primarily to the $9.8 million in-process research and development charge taken in conjunction with the Metering Technology Corporation, or MTC, asset acquisition transaction that occurred during the second quarter of 2003. There was no similar charge taken during 2004.

We expect that, during 2006, product development expenses will increase significantly from 2005 levels. This increase will primarily be the result of our adoption of SFAS 123R, which will require us to include, as an expense, the fair value of stock options and other stock-based compensation granted to employees and other service providers involved in our product development activities.

Sales and marketing
	Years Ended December 31,			2005 over 2004	2004 over 2003	2005 over 2004	2004 over 2003
(Dollars in thousands)	2005	2004	2003	$ Change	$ Change	% Change	% Change
Sales and Marketing	$21,023	$19,440	$18,597	$1,583	$$843	8.1%	4.5%

Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.

Sales and marketing expenses increased $1.6 million during 2005 as compared to 2004, due primarily to increases in salary and other compensation related expenses, travel and entertainment costs, advertising and product promotion charges, and other costs related to our sales and marketing activities. Slightly offsetting the $1.6 million increase was the favorable impact of foreign currency exchange rate fluctuations between the United States dollar and the local currency in several of the foreign countries in which we operate, which reduced overall sales and marketing expenses by approximately $50,000 in 2005 as compared to 2004.

Of the $843,000 increase in sales and marketing expenses during 2004 as compared to 2003, approximately $535,000 was related to the unfavorable impact of foreign currency exchange rate fluctuations. Other factors contributing to the year-over-year increase were increases in salary and other compensation related expenses, travel and entertainment costs, advertising and product promotion charges, and costs for third-party service providers, offset by reductions in various corporate allocated costs.

We expect that, during 2006, our sales and marketing expenses will increase significantly over 2005 levels. This increase will primarily be the result of our adoption of SFAS 123R, which will require us to include, as an expense, the fair value of stock options and other stock-based compensation granted to employees and other service providers involved in our sales and marketing activities. In addition, if the United States dollar were to weaken against the foreign currencies where we do business, our sales and marketing expenses could increase further. Conversely, if the dollar were to continue strengthening against these currencies, it would have a favorable impact on our sales and marketing expenses.

 General and administrative
	Years Ended December 31,			2005 over 2004	2004 over 2003	2005 over 2004	2004 over 2003
(Dollars in thousands)	2005	2004	2003	$ Change	$ Change	% Change	% Change
General and Administrative	$20,018	$13,388	$12,108	$6,630	$1,280	49.5%	10.6%

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

Of the $6.6 million increase in general and administrative expenses in 2005 as compared to 2004, approximately $5.1 million relates to the impact of the Enel arbitration award. In late September 2005 we received the arbitration panel’s ruling, which awarded Enel approximately $5.2 million. Of that amount, approximately $5.1 million was accounted for as a general and administrative cost in the third quarter of 2005, while the remaining $62,000 has been reflected as interest and other expense.

Excluding the impact of the Enel arbitration award, general and administrative expenses increased by approximately $1.5 million in 2005 as compared to 2004. This increase is primarily attributable to increased legal fees and other related costs incurred in connection with our arbitration with Enel, increased fees paid to our independent auditors and other third party consultants resulting from increased Sarbanes-Oxley compliance requirements, and, to a lesser extent, increased compensation and related costs for our general and administrative personnel.

Of the $1.3 million increase in general and administrative expenses in 2004 as compared to 2003, approximately $760,000 is attributable to increased costs paid to third party service providers, primarily our attorneys and independent auditors. This $760,000 increase was the result of increased legal fees associated with our arbitration proceedings with Enel, as well as increased fees paid to our independent auditors and various consultants in conjunction with our Sarbanes-Oxley compliance efforts. Another factor contributing to the year-over-year increase were increased costs associated with our second new building at our corporate headquarters facility in San Jose. In May 2003, we began paying rent and amortizing certain leasehold improvements related to this new building. The increase in 2004 is primarily attributable a full year’s worth of these expenses versus eight months in 2003. Additionally, we experienced increases in certain of our insurance premiums, primarily our director’s and officer’s insurance, during 2004. Offsetting these increases was a decrease in salaries and other compensation related costs primarily attributable to a reduction in the bonuses earned by our executive management.

We believe that, during 2006, general and administrative costs will remain at or slightly above 2005 levels. This forecast is based on our current expectation that the general and administrative related equity compensation costs resulting from the adoption of SFAS 123R in 2006 will offset the year-over-year reduction in costs associated with the Enel arbitration.

Interest and Other Income, Net
	Years Ended December 31,			2005 over 2004	2004 over 2003	2005 over 2004	2004 over 2003
(Dollars in thousands)	2005	2004	2003	$ Change	$ Change	% Change	% Change
Interest and Other Income, Net	$5,225	$2,140	$2,219	$3,085	$(79)	144.2%	(3.6%)

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

Of the $3.1 million increase in interest and other income, net during 2005 as compared to 2004, approximately $2.5 million was attributable to increased interest income. This increase is primarily attributable to an overall improvement in the average yield on our investment portfolio. Yields have increased recently as a result of the Federal Reserve’s steady interest rate increases since June 2004. As short-term investments we purchased in 2003 and 2004 have come to maturity, the proceeds have been re-invested in instruments with higher effective yields, thus increasing interest income. Also contributing to the increase between the two years was the favorable impact of foreign exchange gains on our short-term intercompany balances. In accordance with SFAS No. 52, Foreign Currency Translation, we account for foreign currency translation gains and losses associated with our short-term intercompany balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar strengthens in value against these foreign currencies, the associated translation gains favorably impact other income. Conversely, when the U.S. dollar weakens, the resulting translation losses negatively impact other income. Slightly offsetting these improvements was the negative impact of the Enel arbitration award. As previously discussed, of the total $5.2 million charge associated with the award, approximately $62,000 was reflected as interest and other expense.

In 2004, interest and other income, net decreased by $79,000 as compared to 2003. Although the average amount of our invested cash increased during 2004, the impact of short-term interest rate reductions, which began in late 2001 and continued through 2003, had a negative impact on our interest income. As short-term investments we purchased in 2002 and 2003 come to maturity, we were forced to re-invest those funds in instruments with lower effective yields, thus reducing interest income.

Although interest rates have been increasing steadily since June 2004, we expect that our anticipated operating losses for 2006 will require us to use a portion of our existing cash and short-term investment portfolio to fund ongoing business operations. In addition, we may decide to continue repurchasing our common stock in accordance with our board of directors approved stock repurchase program, which expires in March 2006. As a result, we expect that the average amount of our invested cash will decrease during 2006, which could result in reduced interest income. In addition, future fluctuations in the exchange rates between the United States dollar and the currencies in which we maintain our short-term intercompany balances (principally the European Euro and the British Pound Sterling) will also affect our interest and other income, net.

Provision for Income Taxes
	Years Ended December 31,			2005 over 2004	2004 over 2003	2005 over 2004	2004 over 2003
(Dollars in thousands)	2005	2004	2003	$ Change	$ Change	% Change	% Change
Provision for Income Taxes	$154	$586	$600	$(432)	$(14)	(73.7%)	(2.3%)

The provision for income taxes for 2005 includes a provision for state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes of $154,000 in 2005 primarily consist of taxes related to profitable foreign subsidiaries and various state minimum taxes, partially offset by a reduction in our income tax exposure reserve associated with the resolution of an outstanding tax matter. Income taxes of $586,000 in 2004 and $600,000 in 2003 primarily consist of taxes related to profitable foreign subsidiaries, federal alternative minimum taxes, and various state minimum and regular income taxes.

Although we expect to generate a loss before provision for income taxes in 2006, we will be required to book income tax expense to cover, at a minimum, the foreign taxes owed on income generated by our profitable foreign subsidiaries. We currently expect our 2006 provision for income taxes will be slightly higher than the amount provided for in 2005.

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

Operating Lease Commitments. We lease our present corporate headquarters facility in San Jose, California, under two non-cancelable operating leases. The first lease agreement expires in 2011 and the second lease agreement expires in 2013. Upon expiration, both lease agreements provide for extensions of up to ten years. As part of these lease transactions, we provided the lessor security deposits in the form of two standby letters of credit totaling $6.5 million.

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

We also utilize purchase orders when procuring capital equipment, supplies, and services necessary for our day-to-day operations. These purchase orders generally cover periods ranging up to twelve months, but in some instances cover a longer duration.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $496,000 during 2005, $503,000 during 2004, and $613,000 during 2003.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Legal Actions. On May 3, 2004, we announced that Enel filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the Research and Development and Technological Cooperation Agreement dated June 28, 2000. The arbitration took place in London in early March 2005 under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce, or ICC. We received the arbitration panel’s decision on September 29, 2005. The arbitration tribunal awarded Enel €4,019,750 in damages plus interest from December 15, 2004 and the sums of $52,000 and €150,000 in arbitration and legal related costs, respectively. These amounts, which total approximately $5.2 million, are included in our results of operations for the year ended December 31, 2005. As of December 31, 2005, approximately $3.0 million of the $5.2 million award was unpaid and is reflected in accrued liabilities. The arbitration tribunal refused Enel’s request to extend the supply or marketing obligations of Echelon.

In addition to the matter described above, from time to time, in the ordinary course of business, we are also subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of December 31, 2005, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

As of December 31, 2005, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$31,252	$4,981	$9,434	$9,337	$7,500
Purchase commitments	10,188	10,098	90	--	--
Total	$41,440	$15,079	$9,524	$9,337	$7,500

Liquidity and Capital Resources

 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through December 31, 2005, we raised $277.9 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

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

In March and August 2004, our Board of Directors approved a second stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. Since inception, we have repurchased a total of 1,407,999 shares under the program at a cost of $9.7 million. As of December 31, 2005, 1,592,001 shares are available for repurchase. The stock repurchase program will expire in March 2007.

The following table presents selected financial information for each of the last three fiscal years (dollars in thousands):
	2005	2004	2003
Cash, cash equivalents, and short-term investments	$154,480	$160,364	$144,923
Trade accounts receivable, net	11,006	17,261	20,110
Working capital	157,474	173,391	160,745
Stockholder’s equity	181,308	211,062	200,924

As of December 31, 2005, we had $154.5 million in cash, cash equivalents, and short-term investments, a decrease of $5.9 million as compared to December 31, 2004. Historically, our primary source of cash, other than stock sales and exercises of stock options and warrants as discussed above, has been receipts from revenue. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Net cash used in operating activities. Net cash used in operating activities has historically been driven by net income levels, adjustments for non-cash charges such as depreciation, amortization, in-process research and development charges, and stock-based compensation expenses; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $4.6 million for 2005, an $18.0 million increase from 2004. During 2005, net cash used in operating activities was primarily the result of our net loss of $19.7 million; partially offset by changes in our operating assets and liabilities of $10.3 million; depreciation and amortization of $4.2 million; and stock-based compensation charges of $587,000. Cash provided by operating activities in 2004 of $13.3 million was generated primarily from net income of $5.3 million; depreciation and amortization of $4.9 million; and changes in our operating assets and liabilities of $3.2 million. Cash provided by operating activities in 2003 of $23.7 million was generated primarily from the $9.8 million in-process research and development charge taken in relation to the MTC transaction in the second quarter; changes in our operating assets and liabilities of $6.3 million; $5.6 million of depreciation and amortization; and net income of $1.9 million.

Net cash provided by investing activities. Net cash provided by investing activities has historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $38.8 million for 2005, a $40.8 million increase over 2004. Net cash provided by investing activities in 2005 was primarily the result of sales of our available-for-sale short-term investments; the $11.1 million release of our restricted investments; partially offset by capital expenditures of $2.1 million. During 2004, net cash used in investing activities was primarily the result of capital expenditures of $2.2 million. Net cash used in investing activities in 2003 of $44.4 million was primarily the result of purchases of available-for-sale short-term investments, our $11.0 million purchase of certain assets of MTC, and capital expenditures of $6.5 million, offset by proceeds from sales and maturities of available-for-sale short-term investments and a $576,000 reduction in long-term assets.

Net cash used in financing activities. Net cash used in financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase program. Net cash used in financing activities was $9.6 million for 2005, a $14.5 million increase from 2004. During 2005, net cash used in financing activities was the result of repurchases of our common stock under our stock repurchase program. Net cash provided by financing activities in 2004 of $5.0 million was comprised of proceeds from the exercise of stock options by employees, offset by $176,000 related to open-market purchases of our common stock under our stock repurchase program. Net cash provided by financing activities in 2003 of $3.4 million was comprised of proceeds from the exercise of stock options by employees.

We use highly regarded investment management firms to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated United States corporate obligations, United States government securities, and to a lesser extent, foreign corporate obligations and money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.

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

Our existing cash, cash equivalents, and investment balances will likely decline during 2006 as a result of our anticipated operating losses. In addition, any weakening of current economic conditions, or changes in our planned cash outlay, could also negatively affect our existing cash, cash equivalents, and investment balances. However, based on our current business plan and revenue prospects, we believe that our existing cash and short-term investment balances will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed later in this discussion in Part I, Item 1A - Risk Factors. In the unlikely event that we would require additional financing within this period, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

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

Since the date of the asset purchase, we have focused the efforts of the employees who joined our company from MTC on the development of a new LonWorks based electricity meter to be used in our NES product offering. The foundation for this new electricity meter was a prototype design developed by MTC prior to the asset purchase transaction.

Related Party Transactions

During the years ended December 31, 2005, 2004, and 2003, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

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

In September 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million (see Note 9 to our accompanying consolidated financial statements for additional information on our transactions with Enel). The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. As of February 28, 2006, Enel had not disposed of any of its 3.0 million shares.

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. Enel appointed Mr. Francesco Tatò as its representative to our board of directors in September 2000. As a consequence of the expiration of Mr. Tatò’s mandate as Enel’s Chief Executive Officer, Mr. Tatò resigned his board memberships in all of Enel’s subsidiaries and affiliates, including Echelon. His resignation from our board of directors was effective in June 2002. Enel has reserved its right to nominate a new member of our board of directors, although, as of February 28, 2006, it has not done so. During the term of service of Enel’s representative on our board of directors from September 2000 to June 2002, Enel’s representative abstained from resolutions on any matter relating to Enel.

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel. Under the terms of the research and development agreement, we cooperated with Enel to integrate our LonWorks technology into Enel’s remote metering management project in Italy. During 2005, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $26.9 million, $4.6 million of which was included in accounts receivable at December 31, 2005. During 2004, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $64.1 million, $12.8 million of which was included in accounts receivable at December 31, 2004. During 2003, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $75.8 million. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. We currently expect that, during 2006, Enel will purchase approximately $7.0 million worth of spare parts from us for use in the Contatore Elettronico.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for how an entity accounts for, and reports, a change in accounting principle. Previously, most voluntary changes in accounting principles were implemented by reflecting a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. Although we are continuing to evaluate the application of SFAS 154, we do not currently believe its adoption will have a material effect on our financial position, results of operations, or cash flows.

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

In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. In addition, the pro forma disclosures previously permitted under SFAS 123, Accounting for Stock-Based Compensation, will no longer be an alternative to financial statement recognition. See “Stock-Based Employee Compensation Plans” in Note 2 to our accompanying consolidated financial statements later in this report for the pro-forma net loss and net loss per share amounts that would have been reported for the years ended December 31, 2005, 2004, and 2003 had we used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. In January 2005, the SEC issued SAB No. 107, Share-Based Payment, which provides supplemental implementation guidance for SFAS 123R. SFAS 123R will be effective for Echelon beginning in the first quarter of 2006. Our assessment of the estimated stock-based compensation expense is affected by the Echelon’s stock price as well as assumptions regarding a number of complex variables and the related tax impact. These variables include, but are not limited to, the our stock price at the date of grant, volatility, employee retention, employee stock option exercise behaviors, and related tax impacts. We will recognize stock-based compensation expense on all awards using a graded vesting attribution method over the requisite service period using the modified prospective method. Although the adoption of SFAS 123R is expected to have a material adverse effect on our results of operations, future changes to various assumptions used to determine fair-value of awards issued, or the amount and type of equity awards granted, create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS 123 pro forma expense.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at December 31, 2005, the fair market value of the portfolio would decline by an immaterial amount, due primarily to the fact that current interest rates remain at historically low levels. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. Due to our modest exposure to foreign currency fluctuations, if foreign exchange rates were to fluctuate by 10% from rates at December 31, 2005, our financial position and results of operations would not be materially affected. However, it is possible that there would be a material impact in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item are set forth in Item 6 and at the pages indicated in Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Echelon, including its consolidated subsidiaries, is made known to the officers who certify Echelon’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2005, the principal executive officer and principal financial officer of Echelon have concluded that Echelon’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, or the Exchange Act, Rules 13a-14(c) and 15-d-14(c)) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, an independent registered public accounting firm and auditors of our consolidated financial statements, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

In conjunction with our review of the effectiveness of our “disclosure controls and procedures” as of September 30, 2005, management identified a material weakness in internal controls over financial reporting related to revenue recognition at our Japanese subsidiary. More specifically, management concluded that a material weakness existed in the procedures for reviewing and accepting customer orders at our Japanese subsidiary that could result in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected. This conclusion was based on management’s finding that personnel at the Japanese subsidiary were not adequately trained to determine whether or not customer orders they received met the requirements for revenue recognition under US GAAP. As a result of this control deficiency, management recorded adjustments to revenue, cost of goods sold, accounts receivable, and inventory for the quarter ended September 30, 2005. Although the amounts adjusted were not considered “material”, as that term is defined under standards established by the Public Company Accounting Oversight Board, management concluded that this control deficiency should be considered a “material weakness”, as the deficiency could have resulted in a material misstatement. You can find a more detailed description of the material weakness, along with management’s conclusions regarding its impact on our unaudited quarterly condensed financial statements for the first three quarters of 2005, in Item 4, Controls and Procedures, of our Quarterly Report on Form 10-Q for the period ended September 30, 2005, a copy of which was filed with the Securities and Exchange Commission on November 8, 2005.

As a result of the identification of this material weakness, during the quarter ended December 31, 2005, we made the following changes to our internal controls over financial reporting (as defined in Rule 13a-15(e)) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•
Effective October 1, 2005, management added a control to require an additional review of all orders received by the Japanese subsidiary to ensure compliance with revenue recognition criteria under US GAAP. This review will be performed, prior to the recognition of revenue with respect to the order, by finance personnel whom management has deemed are properly and adequately trained for such purpose.

•	All sales personnel, including order processors, will receive detailed training, including periodic updates, in revenue recognition criteria required under US generally accepted accounting principles.

Limitations on the Effectiveness of Controls

In accordance with Section 404 of the Sarbanes-Oxley act, we conducted a thorough review of all of our internal control processes and procedures through December 31, 2005. Since we began these reviews, we have identified a number of procedures where an opportunity to improve our internal controls existed. As part of our ongoing effort to maximize our internal controls over financial reporting, each of these control improvement opportunities has been, or is in the process of being, remediated by management.

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

 ITEM 9B. OTHER INFORMATION

Echelon is scheduled to hold its 2006 annual meeting of stockholders on April 21, 2006, which is a change of more than 30 days from the date of the 2005 annual meeting of stockholders.  The meeting will commence at 10:00 a.m., PST, and will be held at our corporate headquarters located at 570 Meridian Avenue, San Jose, California 95126.  The date of record for the annual meeting is February 28, 2006.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We refer you to the information regarding Directors appearing under the caption “Election of Directors” and “Other Information - Compliance with Section 16 (a) Beneficial Ownership Reporting Compliance” in our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005, which information is incorporated herein by reference; and to the information under the heading “Executive Officers of the Registrant” in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

We refer you to the information under the caption “Executive Compensation” in our proxy statement to be filed with the Securities Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005, which we incorporate herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We refer you to the information appearing under the caption “Share Ownership by Principal Stockholders and Management” in our proxy statement to be filed with the Securities Exchange Commission within 120 days after the end of the our fiscal year ended December 31, 2005, which we incorporate herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We refer you to the information appearing under the caption “Other Information - Certain Transactions” in our proxy statement to be filed with the Securities Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005, which we incorporate herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We refer you to the information appearing under the caption “Audit and Related Fees” in our proxy statement to be filed with the Securities Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005, which we incorporate herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

1.	Financial Statements

2.	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	82

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

We have audited the accompanying consolidated balance sheets of Echelon Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, comprehensive income(loss), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echelon Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Echelon Corporation’s internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Echelon Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that Echelon Corporation maintained effective internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Echelon Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Echelon Corporation based on our audit.

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

In our opinion, management’s assessment that Echelon Corporation maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Echelon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Echelon Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, comprehensive income(loss), and cash flows for each of the years in the three-year period ended December 31, 2005 and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Mountain View, California
March 13, 2006

ECHELON CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
As of December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$59,080	$35,510
Short-term investments	95,400	124,854
Accounts receivable, net of allowances of $1,511 in 2005 and $1,614 in 2004	11,006	17,261
Inventories	3,240	5,584
Other current assets	2,289	2,213
Total current assets	171,015	185,422
Property and Equipment:
Computer and other equipment	9,906	11,091
Software	3,852	3,767
Furniture and fixtures	2,486	2,609
Leasehold improvements	16,808	16,843
	33,052	34,310
Less: Accumulated depreciation and amortization	(18,166)	(17,327)
Net property and equipment	14,886	16,983
Goodwill	8,018	8,344
Restricted investments	—	11,106
Other long-term assets	2,019	2,061
TOTAL ASSETS	$195,938	$223,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,972	$5,157
Accrued liabilities	7,473	5,452
Deferred revenues	2,096	1,422
Total current liabilities	13,541	12,031
Long-Term Liabilities:
Deferred rent, net of current portion	1,089	823
Total long-term liabilities	1,089	823

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Convertible preferred stock, $0.01 par value:
Authorized—5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value:
Authorized—100,000,000 shares
Issued - 41,473,491 shares in 2005 and 41,476,585 shares in 2004
Outstanding—39,800,492 shares in 2005 and 41,186,601 shares in 2004	415	415
Additional paid-in capital	278,005	277,442
Treasury stock, at cost (1,672,999 and 289,984 shares in 2005 and 2004, respectively)	(12,925)	(3,367)
Accumulated other comprehensive income	(118)	922
Accumulated deficit	(84,069)	(64,350)
Total stockholders’ equity	181,308	211,062
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$195,938	$223,916
See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2005	2004	2003

REVENUES:
Product	$73,563	$108,947	$117,153
Service	865	974	1,000
Total revenues	74,428	109,921	118,153

COST OF REVENUES:
Cost of product	30,955	46,110	49,407
Cost of service	2,124	2,003	2,650
Total cost of revenues	33,079	48,113	52,057
Gross profit	41,349	61,808	66,096

OPERATING EXPENSES:
Product development	25,098	25,262	35,113
Sales and marketing	21,023	19,440	18,597
General and administrative	20,018	13,388	12,108
Total operating expenses	66,139	58,090	65,818
Income/(loss) from operations	(24,790)	3,718	278
Interest and other income, net	5,225	2,140	2,219
Income/(loss) before provision for income taxes	(19,565)	5,858	2,497
PROVISION FOR INCOME TAXES	154	586	600
Net income/(loss)	$(19,719)	$5,272	$1,897
Income/(loss) per share:
Basic	$(0.49)	$0.13	$0.05
Diluted	$(0.49)	$0.13	$0.05
Shares used in per share calculation:
Basic	40,377	40,918	40,070
Diluted	40,377	41,007	40,792

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehen-sive Income/	Accumu- lated
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Total
BALANCE AT DECEMBER 31, 2002	39,991	$400	(265)	$(3,191)	$268,883	$445	$(71,519)	$195,018
Exercise of stock options	684	7	—	—	3,440	—	—	3,447
Foreign currency translation adjustment	—	—	—	—	—	959	—	959
Unrealized holding loss on available-for-sale securities	—	—	—	—	—	(397)	—	(397)
Net income	—	—	—	—	—	—	1,897	1,897

BALANCE AT DECEMBER 31, 2003	40,675	407	(265)	(3,191)	272,323	1,007	(69,622)	200,924
Exercise of stock options	802	8	—	—	5,119	—	—	5,127
Repurchase of stock	—	—	(25)	(176)	—	—	—	(176)
Foreign currency translation adjustment	—	—	—	—	—	478	—	478
Unrealized holding loss on available-for-sale securities	—	—	—	—	—	(563)	—	(563)
Net income	—	—	—	—	—	—	5,272	5,272

BALANCE AT DECEMBER 31, 2004	41,477	415	(290)	(3,367)	277,442	922	(64,350)	211,062
Repurchase of stock	—	—	(1,383)	(9,558)	—	—	—	(9,558)
Repurchase of employee shares	(4)	—	—	—	(24)	—	—	(24)
Stock-based compensation	—	—	—	—	587	—	—	587
Foreign currency translation adjustment	—	—	—	—	—	(1,077)	—	(1,077)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	—	(19,719)	(19,719)

BALANCE AT DECEMBER 31, 2005	41,473	$415	(1,673)	$(12,925)	$278,005	$(118)	$(84,069)	$181,308

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Net income/(loss)	$(19,719)	$5,272	$1,897
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(1,077)	478	959
Unrealized holding gain/(loss) on available-for-sale securities, net of tax	37	(563)	(397)
Comprehensive income/(loss)	$(20,759)	$5,187	$2,459

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Twelve Months Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(19,719)	$5,272	$1,897
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	4,162	4,922	5,644
In-process research and development	—	—	9,808
Provision for doubtful accounts	15	(75)	17
Loss on disposal of fixed assets	67	27	8
Stock-based compensation	587	—	—
Change in operating assets and liabilities:
Accounts receivable	6,240	2,924	2,803
Inventories	2,344	322	2,085
Other current assets	(76)	306	698
Accounts payable	(1,185)	(1,765)	929
Accrued liabilities	2,021	659	1,020
Deferred revenues	674	424	(1,543)
Deferred rent	266	332	324
Net cash provided by (used in) operating activities	(4,604)	13,348	23,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(94,144)	(161,279)	(173,374)
Proceeds from sales and maturities of available-for-sale short-term investments	123,635	162,118	146,269
Purchase of assets of Metering Technology Corporation	—	—	(11,000)
Release (purchase) of restricted investments	11,106	(239)	(341)
Changes in other long-term assets	335	(310)	576
Capital expenditures	(2,099)	(2,224)	(6,500)
Net cash provided by (used in) investing activities	38,833	(1,934)	(44,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	—	5,127	3,447
Repurchase of common stock	(9,582)	(176)	—
Net cash provided by (used in) financing activities	(9,582)	4,951	3,447

EFFECT OF EXCHANGE RATES ON CASH	(1,077)	478	959

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,570	16,843	(16,274)

CASH AND CASH EQUIVALENTS:
Beginning of year	35,510	18,667	34,941
End of year	$59,080	$35,510	$18,667
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$449	$885	$625

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

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

 Reclassifications

Certain reclassifications have been made to the prior year amounts to conform with the fiscal year 2005 presentation.

Revenue Recognition

The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for approximately 7.1% of total revenues in 2005, and 4.6% of total revenues in 2004 and 2003. Service revenues consist of product support (including software post-contract support services), training, and custom software development services.

The Company recognizes revenue pursuant to applicable accounting standards, including Statement of Position No. 97-2, or SOP 97-2, Software Revenue Recognition, as amended, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. In general, pursuant to these rules, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable, and there are no post-delivery obligations. For hardware sales, including sales to distributors and third party manufacturers, these criteria are generally met at the time of shipment to the customer. For software licenses, these criteria are generally met upon shipment to the final end-user. Service revenue is recognized as the training services are performed, or ratably over the term of the support period. In the case of custom software development services, revenue is recognized when the customer accepts the software.

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

The Company currently sells products that are considered multiple element arrangements under SOP 97-2. Revenue for the software license element is recognized at the time of delivery of the application product to the end-user. The only undelivered element at the time of sale consists of post-contract customer support (“PCS”). The VSOE for this PCS is based on prices paid by the Company’s customers for stand-alone purchases of these PCS packages. Revenue for the PCS element is deferred and recognized ratably over the PCS service period. The costs of providing these PCS services are expensed when incurred.

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

Under the terms of the Company’s distributor agreement with EBV, EBV is entitled to return certain products deemed to be excess inventory by EBV. Currently, these return rights are generally limited to 5% of the products purchased during the prior six months. At such time as EBV submits a request to return product, they are required to submit an order for new product of equal or greater value. The agreement also provides for price protection. In the event the Company lowers its prices for products sold to EBV, EBV is entitled to recover, in the form of a sales credit, the net price reduction based on its on hand inventory of the price affected products. Sales credits issued for price protection purposes have been immaterial to date. EBV also receives point of sale, or POS, credits for deliveries to selected high volume customers. POS credits issued to EBV, which are reserved for by the Company at the time of sale to EBV, totaled $4.2 million in 2005, $3.8 million in 2004, and $2.8 million in 2003.

The Company also offers EBV, and certain other of its distributors, bonuses and other sales incentives. During 2005, the bonuses earned by EBV were equal to approximately 2.5% of the value of products purchased and subsequently resold by EBV. Bonuses to other distributors were not material. Other sales incentives are generally limited to one-time awards for design-in wins secured by the distributor. Qualification for these rebates and design-in awards are based upon certain objectives and criteria established by the Company. The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to its distributors in accordance with SFAS 48, Revenue Recognition When Right of Return Exists, and EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).

In June 2000, the Company entered into a Research and Development and Technological Cooperation Agreement (the “R&D Agreement”) with Enel Distribuzione S.p.A., a subsidiary of Enel S.p.A. (“Enel”), an Italian utility company. Under this agreement, the Company and Enel agreed to cooperate in the development of Enel’s meter management system, known as the “Contatore Elettronico,” which, among other things, replaced existing stand-alone electricity meters with networked electricity meters throughout Enel’s service territory in Italy. The R&D Agreement had a term of five years and expired in June 2005.

The Contatore Elettronico project includes solid-state electricity meters designed by a third party and Enel. The Company entered into supply agreements with various third party contract manufacturers (“meter manufacturers”) who manufactured the meters for Enel under contracts awarded by Enel through a public tender process. The meter manufacturers combined components purchased from the Company with other components to complete the manufacture of the meters for sale to Enel. The Company has recognized revenue associated with meter manufacturer component sales as the products were shipped to the respective meter manufacturer. Payment terms for these sales varied by meter manufacturer, ranging from open account with net thirty-day payment terms to sixty days with supporting letters of credit. The Company’s supply obligations for each meter manufacturer expired in 2005.

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

To date, there have been three Letters of Order for concentrator products. The term of these Letters of Order is based on the projected delivery of products noted in each Letter of Order. Deliveries have been completed for all three Letters of Order. The Letters of Order for the concentrator product have had various payment terms that generally equate to net 90-day payment terms.

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

	December 31,
	2005				2004
	Amortized Cost	Aggregate Fair Value		Unrealized Holding Gains / (Losses)	Amortized Cost	Aggregate Fair Value	Unrealized Holding Losses
U.S. corporate securities:
Commercial paper	$5,189	$5,189	$	---	$11,975	$11,971	$(4)
Certificate of deposit	1,507	1,508		1	---	---	---
Corporate notes and bonds	47,964	47,769		(195)	51,625	51,405	(220)
	54,660	54,466		(194)	63,600	63,376	(224)

Foreign corporate notes and bonds	3,012	3,000		(12)	---	---	---
U.S. government securities	38,129	37,934		(195)	61,667	61,478	(189)
Total investments in debt securities	$95,801	$95,400		$(401)	$125,267	$124,854	$(413)

As of December 31, 2005 and 2004, the Company’s available-for-sale securities had original contractual maturities of between five to twenty-four months, and from four to twenty-four months, respectively. As of December 31, 2005 and 2004, the average remaining term to maturity for the Company’s available-for-sale securities was eight months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments.

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following tables show gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2005 and 2004, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):
	December 31, 2005
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes and bonds	$28,118	$(155)	$7,533	$(43)	$35,651	$(198)
Foreign corporate notes and bonds	3,000	(12)	---	---	3,000	(12)
U.S. government securities	32,034	(161)	4,497	(34)	36,531	(195)
Total	$63,152	$(328)	$12,030	$(77)	$75,182	$(405)

	December 31, 2004
	Less than 12 Months		More than 12 Months				Total
	Fair Value	Unrealized Loss		Fair Value		Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes and bonds	$47,119	$(221)	$	---	$	---	$47,119	$(221)
Commercial paper	9,501	(4)		---		---	9,501	(4)
U.S. government securities	53,627	(190)		---		---	53,627	(190)
Total	$110,247	$(415)	$	---	$	---	$110,247	$(415)

Market values were determined for each individual security in the investment portfolio. The decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. Investments are reviewed periodically to identify possible impairment. When evaluating the investments, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and are primarily comprised of direct material costs, including manufacturing labor, and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	December 31,
	2005	2004
Purchased materials	$1,064	$1,320
Work-in-process	61	12
Finished goods	2,115	4,252
	$3,240	$5,584

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of two to five years for computer equipment and related software, other equipment, and furniture and fixtures. Certain telecommunications equipment is depreciated over 10 years using the straight-line method. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life of the improvements using the straight-line method.

Impairment of Long-Lived Assets Including Goodwill

The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset’s carrying value to the future undiscounted cash flows the asset is expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. For the three years ended December 31, 2005, the Company has made no material adjustments to its long-lived assets.

Costs in excess of the fair value of tangible and other intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, requires that companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. The Company evaluates goodwill, at a minimum, on an annual basis during the first quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. To date, the Company has recorded no impairment of goodwill as a result of its required tests.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. As of December 31, 2005, the Company’s acquired intangible assets with a definite life, which consisted of purchased technology, have been fully amortized.

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

As of December 31, 2005, the Company’s primary bank has issued, against the line of credit, two standby letters of credit totaling $6.5 million as security for real estate lease commitments discussed in Note 6. As of December 31, 2005, no amounts had been drawn against the line of credit or the letters of credit.

Software Development Costs

The Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the years ended December 31, 2005, 2004 and 2003, costs that were eligible for capitalization were insignificant and, thus, the Company has charged all software development costs to product development expense in the accompanying consolidated statements of operations.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):
	December 31,
	2005	2004
Accrued payroll and related costs	$2,630	$2,482
Accrued taxes	1,128	1,398
Other accrued liabilities	3,715	1,572
	$7,473	$5,452

Of the $3.7 million of other accrued liabilities at December 31, 2005, approximately $3.0 million related to amounts not yet paid to Enel pursuant to the arbitration decision announced on September 29, 2005. For additional information regarding the arbitration, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies.

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

In accordance with SFAS No. 52, Foreign Currency Translation, remeasurement adjustments for non-functional currency monetary assets and liabilities, including short-term intercompany balances, are included in other income (expense) in the accompanying consolidated statements of operations. Currently, the Company does not employ a foreign currency hedge program utilizing foreign currency exchange contracts as the foreign currency transactions and risks to date have not been significant.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments, which are classified as either cash equivalents, short-term, or restricted, and trade receivables. The Company has an investment policy that limits the amount of credit exposure to any one financial institution and restricts placement of the Company’s investments to financial institutions independently evaluated as highly creditworthy. With the exception of amounts owed the Company on sales made to Enel and its contract manufacturers, and EBV, concentrations of credit risk with respect to trade receivables are limited due to the Company’s large number of customers and their dispersion across many different industries and geographies. As of December 31, 2005 and 2004, about 36.5% and 67.6% of the total accounts receivable balance, respectively, were due from Enel and its contract manufacturers. As of December 31, 2005 and 2004, about 22.2% and 9.1% of the total accounts receivable balance, respectively, were due from EBV, the Company’s sole distributor of products in Europe. With respect to its trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition. Additionally, the Company establishes an allowance for doubtful accounts and sales return allowances based upon factors surrounding the credit risk of specific customers, historical trends, and other available information.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income/(loss) (Numerator):
Net income/(loss), basic & diluted	$(19,719)	$5,272	$1,897
Shares (Denominator):
Weighted average shares used in basic computation	40,377	40,918	40,070
Common shares issuable upon exercise of stock options (treasury stock method)	—	89	722
Weighted average shares used in diluted computation	40,377	41,007	40,792
Net income/(loss) per share:
Basic	$(0.49)	$0.13	$0.05
Diluted	$(0.49)	$0.13	$0.05

In accordance with SFAS 128, for the year ended December 31, 2005, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there are no potentially dilutive stock options due to the Company’s net loss position. The number of stock options excluded from this calculation was 8,089,473. For the years ended December 31, 2004 and 2003, 8,659,271, and 6,204,994 stock options, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

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

 Stock-Based Employee Compensation Plans

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related Interpretations. For stock options granted to employees, no stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In 2005, the Company also began issuing restricted stock to certain of its employees as part of its equity compensation program. For these restricted stock awards, stock-based employee compensation is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options’ vesting period.

	Year Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$(19,719)	$5,272	$1,897
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	587	--	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,002)	(20,613)	(22,315)
Pro forma net loss	$(32,134)	$(15,341)	$(20,418)

Basic earnings/(loss) per share:
As reported	$(0.49)	$0.13	$0.05
Pro forma	(0.80)	(0.37)	(0.51)

Diluted earnings/(loss) per share:
As reported	$(0.49)	$0.13	$0.05
Pro forma	(0.80)	(0.37)	(0.51)

The weighted-average grant date fair value of options granted during 2005, 2004, and 2003 was $3.60, $6.00, and $8.92, respectively. Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
	Year Ended December 31,
	2005	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.0%	2.4%	2.6%
Expected volatility	57.5%	78.2%	100.9%
Expected life (in years)	3.6	3.6	4.2

Comprehensive Income/(Loss)

Comprehensive income/(loss) for the Company consists of net income/(loss) plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments.

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

In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. In addition, the pro forma disclosures previously permitted under SFAS 123, Accounting for Stock-Based Compensation, will no longer be an alternative to financial statement recognition. See “Stock-Based Employee Compensation Plans” above for the pro-forma net loss and net loss per share amounts that would have been reported for the years ended December 31, 2005, 2004, and 2003 had the Company used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. In January 2005, the SEC issued SAB No. 107, Share-Based Payment, which provides supplemental implementation guidance for SFAS 123R. SFAS 123R will be effective for the Company beginning in the first quarter of 2006. The Company’s assessment of the estimated stock-based compensation expense is affected by the Company’s stock price as well as assumptions regarding a number of complex variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price at the date of grant, volatility, employee retention, employee stock option exercise behaviors, and related tax impacts. The Company will recognize stock-based compensation expense on all awards using a graded vesting attribution method over the requisite service period using the modified prospective method. Although the adoption of SFAS 123R is expected to have a material adverse effect on the Company’s results of operations, future changes to various assumptions used to determine fair-value of awards issued, or the amount and type of equity awards granted, create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS 123 pro forma expense.

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

3. SIGNIFICANT CUSTOMERS:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the years 2003 through 2005, the Company had two customers that represented a majority of its revenues: Enel (including Enel’s third party meter manufacturers) and EBV, the Company’s sole distributor of its LonWorks Infrastructure products in Europe. For the years ended December 31, 2005, 2004, and 2003, the percentage of the Company’s revenues attributable to sales made to these two customers were as follows:

	Year Ended December 31,
	2005	2004	2003
Enel	36.2%	58.3%	64.2%
EBV	21.0%	14.4%	10.2%
Total	57.2%	72.7%	74.4%

The Company’s contract with Enel expired in June 2005, and shipments under that contract were completed in 2005. The Company currently expects to supply Enel and its third party meter manufacturers with spare parts for Enel’s Contatore Elettronico system during 2006. The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2006.

4. ACQUISITIONS:

On April 11, 2003, the Company acquired certain assets from privately held Metering Technology Corporation (“MTC”) of Scotts Valley, California for a total purchase price of $11.0 million in cash and the assumption of certain liabilities. The assets acquired do not constitute a business as defined in SFAS No. 141, Business Combinations. As such, no goodwill was recorded in conjunction with this transaction.

The Company allocated the purchase price based upon the fair value of the assets acquired. The excess of the purchase price over the fair value of the assets acquired was allocated to the identified intangible assets in accordance with the requirements of SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets. The following is a final allocation of the purchase price (in thousands):

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

5. GOODWILL AND INTANGIBLE ASSETS:

The Company adopted SFAS 142 on January 1, 2002. In lieu of amortization, SFAS 142 required that the Company perform an initial impairment review of its goodwill in 2002 and continues to require at least an annual impairment review thereafter. In accordance with these impairment review requirements, the Company completed a transitional impairment test in 2002, and an annual impairment review during the quarters ended March 31, 2005, 2004, and 2003, and determined that there was no impairment. However, if as a result of impairment reviews that are conducted in the future, it is determined that there has been an impairment of the goodwill or other intangible assets, the Company would be required to take an impairment charge.

The carrying amount of goodwill in 2005 and 2004 relates to three acquisitions, including ARIGO Software GmbH (“ARIGO”) in 2001, BeAtHome in 2002, and MTC in 2003. The goodwill acquired as part of the ARIGO transaction is valued in Euros, and is therefore subject to foreign currency translation gains and losses. The changes in the carrying amount of goodwill, net for the years ended December 31, 2004 and 2005 are as follows (in thousands):
Amount
Balance as of December 31, 2003	$8,163
Unrealized foreign currency translation gain	181
Balance as of December 31, 2004	8,344
Unrealized foreign currency translation loss	(326)
Balance as of December 31, 2005	$8,018

As of December 31, 2005, the Company’s intangible assets subject to amortization consisted of purchased technology, which was fully amortized. For the years ending December 31, 2005, 2004 and 2003, amortization of these intangible assets was $37,000, $580,000, and $1.1 million, respectively.

6. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company leases its facilities under operating leases that expire on various dates through 2013. In December 1999, the Company entered into a lease agreement with a real estate developer for its existing corporate headquarters in San Jose, California. This agreement requires minimum rental payments for ten years totaling approximately $20.6 million and also required that the Company provide a $3.0 million security deposit, which requirement has since been reduced to $1.5 million. The Company satisfied the security deposit requirement by causing to have issued a standby letter of credit (“LOC”) in July 2000. The LOC is subject to annual renewals and is currently secured by a line of credit at the bank that issued the LOC. At the end of the current ten-year lease term, the Company has the right, pursuant to the lease agreement, to extend the lease for two sequential five-year terms.

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

As of December 31, 2005, future minimum lease payments under all operating leases were as follows (in thousands):

2006	$4,981
2007	4,823
2008	4,611
2009	4,608
2010	4,729
Thereafter	7,500
Total	$31,252

Rent expense was approximately $5.6 million for both 2005 and 2004 and $5.2 million for 2003. Although the lease agreements provide for escalating rent payments over the term of the lease, rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2005, and December 31, 2004, the Company has accrued approximately $1.1 million and $831,000, respectively, of deferred rent related to these agreements. As of December 31, 2005, all of the $1.1 million deferred rent balance is reflected as a long-term liability in the accompanying consolidated balance sheets. As of December 31, 2004, $8,000 of the $831,000 deferred rent balance is reflected in accrued liabilities while the remaining $823,000 is classified as a long-term liability.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of product revenues in the Company’s consolidated statements of income, was approximately $496,000, $503,000, and $613,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Legal Actions

On May 3, 2004, the Company announced that Enel filed a request for arbitration to resolve a dispute regarding the Company’s marketing and supply obligations under the Research and Development and Technological Cooperation Agreement dated June 28, 2000. The arbitration took place in London in early March 2005 under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce, or ICC. The Company received the arbitration panel’s decision on September 29, 2005. The arbitration tribunal awarded Enel €4,019,750 in damages plus interest from December 15, 2004 and the sums of $52,000 and €150,000 in arbitration and legal related costs, respectively. These amounts, which total approximately $5.2 million, are included in the Company’s results of operations for the year ended December 31, 2005. As of December 31, 2005, approximately $3.0 million of the $5.2 million award was unpaid and is reflected in accrued liabilities. The arbitration tribunal refused Enel’s request to extend the supply or marketing obligations of Echelon.

In addition to the matter described above, from time to time, in the ordinary course of business, the Company is also subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of December 31, 2005, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

7. STOCKHOLDERS’ EQUITY AND EMPLOYEE STOCK OPTION PLANS:

 Preferred Stock

With the closing of the Company’s initial public offering (“IPO”) in July 1998, all of the outstanding preferred stock automatically converted into 7,887,381 shares of common stock. Upon conversion of the outstanding preferred stock to common stock, such preferred stock was retired. As of December 31, 2005, the Company was authorized to issue 5,000,000 shares of new $0.01 par value preferred stock, of which none was outstanding as of December 31, 2005.

Common Stock

As of December 31, 2005, the Company was authorized to issue 100,000,000 shares of $0.01 par value common stock, of which 39,800,492 were outstanding.

In March and August 2004, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the fourth quarter of 2005, the Company repurchased 220,627 shares under the program at a cost of $1.7 million. During the twelve months ended December 31, 2005, the Company repurchased 1,383,015 shares under the program at a cost of $9.6 million. Since the repurchase program’s inception, the Company has repurchased 1,407,999 shares at a cost of $9.7 million. As of December 31, 2005, 1,592,001 shares remain available for repurchase. The stock repurchase program will expire in March 2007.

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

1997 Stock Plan

During 1997, the Company adopted the 1997 Stock Plan (the “1997 Plan”) for employees, officers and directors, which was amended and restated in May 2004. As of December 31, 2005, a total of 14,163,893 shares of Common Stock were reserved for issuance under the 1997 Plan. This plan includes annual increases on the first day of the Company’s fiscal year (beginning in 2000) not to exceed the lesser of (i) 5,000,000 shares or (ii) 5% of the outstanding shares on such date. Incentive stock options to purchase shares of common stock may be granted at not less than 100% of the fair market value. Options granted prior to June 15, 2000 and after May 5, 2003, generally have a term of five years from the date of grant. Options granted June 15, 2000 through May 5, 2003, generally have a term of ten years. The exercise price of stock options granted under the 1997 Plan is determined by the Board of Directors (or a Committee of the Board of Directors), but will be at least equal to 100% of the fair market value per share of common stock on the date of grant (or at least 110% of such fair market value for an incentive stock option granted to a stockholder with greater than 10% voting power of all our stock), except that up to 10% of the aggregate number of shares reserved for issuance under the 1997 Plan (including shares that have been issued or are issuable in connection with options exercised or granted under the 1997 Plan) may have exercise prices that are from 0% to 100% of the fair market value of the common stock on the date of grant. Options generally vest ratably over four years.

The 1997 Plan also allows for the issuance of stock purchase rights and options that are immediately exercisable through execution of a restricted stock purchase agreement. Shares purchased pursuant to a stock purchase agreement generally vest ratably over four years. In the event of termination of employment, the Company, at its discretion, may repurchase unvested shares at a price equal to the original issuance price. In addition, the 1997 Plan allows for the issuance of stock appreciation rights, performance shares and performance units. Stock appreciation rights are rights to receive the appreciation in fair market value of common stock between the exercise date and the date of grant, and stock appreciation rights may be granted alone or in tandem with options. The exercise price of stock appreciation right will be at least equal to 100% of the fair market value per share of common stock on the date of grant. Performance units and performance shares are awards that result in a payment to a participant, generally in the form of an issuance of shares of the Company’s common stock, at such time as specified performance goals or other vesting criteria are achieved or the awards otherwise vest. During 2005, the Company issued a net total of 412,968 performance shares that generally vest ratably over four years, although certain of these performance shares vest 100% after two years. No performance shares were issued in either 2003 or 2004.

 1998 Directors Option Plan

Non-employee directors are entitled to participate in the 1998 Director Option Plan (the “Director Plan”). The Director Plan was adopted by the Board of Directors in May 1998 and became effective upon the closing of the initial public offering of the Company’s stock in July 1998. The Director Plan has a term of ten years, unless terminated sooner by the Board. As of December 31, 2005, a total of 875,000 shares of Common Stock are reserved for issuance under the Director Plan. The plan provides for an increase each year equal to 100,000 shares or such lesser amount as the Board may determine. The plan also provides for the automatic grant of 25,000 shares of common stock (the “First Option”) to each non-employee director on the date he or she first becomes a director. Each non-employee director is also automatically granted an option to purchase 10,000 shares (a “Subsequent Option”) on the date of the Company’s Annual Stockholder Meeting provided that he or she is re-elected to the Board or otherwise remains on the Board, and provided that on such date, he or she shall have served on the Board for at least the preceding six months. Each First Option and each Subsequent Option shall have a term of five years and the shares subject to the option shall vest as to 25% of the shares subject to option on each anniversary of the date of grant for options granted before May 11, 1999 and 100% on the date of grant for options granted on or after May 11, 1999. The exercise price of each First Option and Subsequent Option shall be 100% of the fair market value per share of the common stock on the date of grant. During 2005 and 2004, options to purchase an aggregate of 85,000 and 70,000 shares, respectively, were granted under the Director Plan. The weighted average exercise prices for the option grants in 2005 and 2004, respectively, were $7.18 and $10.50.

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

Employee Stock Option Exchange Program

On September 21, 2004, the Company announced a voluntary employee stock option exchange program (the “Exchange Program”) whereby eligible employees were given an opportunity to exchange some or all of their outstanding options for a predetermined number of new stock options. Under the Exchange Program, participating eligible employees would receive one new stock option for each exchanged option with an exercise price less than $12.00 per share. For exchanged options with an exercise price equal to or greater than $12.00 per share, participants would receive between 0.2 and 0.67 new options for each option exchanged, depending on the exercise price of the exchanged option. The Company’s Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President and Chief Financial Officer, along with members of the Board of Directors, were not eligible to participate in the Exchange Program.

On October 21, 2004, in accordance with the Exchange Program, the Company accepted and cancelled options to purchase 3,816,812 shares of its common stock. On April 22, 2005, which was the first business day that was six months and one day after cancellation of the exchanged options, the Company granted new stock options totaling 2,148,725 shares. With the exception of new options granted to participating executive officers, the new options were granted at an exercise price of $6.11, the closing price of the Company’s stock on April 22, 2005. In accordance with the terms of the Exchange Program, the exercise price for new options granted to participating executive officers was $8.52, which was the greater of the fair market value of the Company’s stock on the date of grant, or 115% of the closing price of the Company’s stock on the date the exchanged options were cancelled. For certain foreign employees, local laws restricted the Company from issuing the new options on April 22, 2005. For those employees, 7,268 new options were issued on May 25, 2005 at an exercise price of $6.35, the closing price of the Company’s stock on that date.

New options granted under the Exchange Program have a term equal to the greater of the remaining term of the exchanged options or 2 years from the new option grant date. New options are subject to a one-year cliff-vesting schedule, at which time the new option will be vested to the same percentage as the exchanged option would have been on that date. After one year from the date of grant, the new options will continue to vest and become exercisable as to 1/48th of the shares subject to the new option on each monthly anniversary of the new option grant date. All vesting of the new options is subject to the participating employee’s continued employment with the Company on each relevant vesting date.

The Exchange Program had no impact on the Company’s financial position, results of operations, or cash flows during 2005 or 2004.

Option Vesting Acceleration

On September 17, 2004, the Company’s Board of Directors approved the acceleration of vesting for 668,340 outstanding options previously issued to the Company’s Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President and Chief Financial Officer. The accelerated options had exercise prices ranging from $10.89 to $16.69. The fair market value of the Company’s stock on September 17, 2004 was $8.27. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. For pro forma disclosure requirements under FAS 123, the unamortized stock-based compensation related to these options prior to the vesting acceleration was approximately $3.2 million, all of which was recognized in 2004. The Company’s Board of Directors approved the vesting acceleration for the three executive officers as they were not eligible to participate in the previously discussed Exchange Program, and because doing so would reduce the future stock compensation expense required to be included in the Company’s results from operations when the Company is required to adopt FAS 123R in the first quarter of 2006.

On November 18, 2005, the Company’s Board of Directors approved the acceleration of vesting for 1,201,550 outstanding options previously awarded to employees and officers. The accelerated options had exercise prices ranging from $8.34 per share to $20.34 per share. The fair market value of the Company’s stock on November 18, 2005 was $8.06. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. For pro forma disclosure requirements under FAS 123, the unamortized stock-based compensation related to these options prior to the vesting acceleration was approximately $3.5 million, all of which was recognized in 2005. The Company’s Board of Directors approved the vesting acceleration for these options in order to reduce the future stock compensation expense that will be required to be reflected in the Company’s statement of operations when the Company is required to adopt FAS 123R in the first quarter of 2006.

Accounting for Stock-Based Employee Compensation Plans

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related Interpretations. For stock options granted to employees, no stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. In 2005, the Company also began issuing performance shares to certain of its employees as part of its equity compensation program. Approximately $587,000 of stock-based compensation related to these performance shares is reflected in net income.

A detailed reconciliation of the effect on net income and earnings per share had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation can be found in Note 2, Summary of Significant Accounting Policies and Practices.

General Option Information

The following table summarizes option activity under all plans:
		Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted-Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2002	3,118,416	8,134,914	$17.44
Options Granted	(2,346,245)	2,346,245	12.68
Options Cancelled	743,344	(743,344)	25.83
Options Exercised	---	(793,633)	6.17
Additional shares reserved	2,086,277	---	---
BALANCE AT DECEMBER 31, 2003	3,601,792	8,944,182	$16.49
Options Granted	(2,066,475)	2,066,475	10.78
Options Cancelled	4,453,741	(4,453,741)	17.83
Options Exercised	---	(962,074)	7.22
Additional shares reserved	2,120,498	---	---
BALANCE AT DECEMBER 31, 2004	8,109,556	5,594,842	$14.91
Options Granted	(3,575,814)	3,575,814	6.99
Performance Shares Granted	(417,949)	---	---
Options Cancelled	1,081,183	(1,081,183)	16.22
Performance Shares Cancelled	4,981	---	---
Additional shares reserved	1,747,463	---	---
BALANCE AT DECEMBER 31, 2005	6,949,420	8,089,473	$11.24

The following table summarizes the stock options outstanding as of December 31, 2005:

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding at December 31, 2005	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable December 31, 2005		Weighted Average Exercise Price
$6.11	1,717,735	3.97	$6.11	---	$	---
6.26-8.06	235,218	3.22	6.97	95,356		7.15
8.19	999,930	4.62	8.19	41,000		8.19
8.24-10.75	681,890	4.29	9.36	675,765		9.37
10.89	884,920	3.21	10.89	884,920		10.89
11.12-12.88	650,632	5.48	11.65	650,632		11.65
12.91	826,670	2.39	12.91	826,670		12.91
13.00-16.06	340,200	4.67	14.10	340,200		14.10
16.35	869,812	5.00	16.35	869,812		16.35
$16.36-$38.81	882,466	4.81	19.57	882,466		19.57
	8,089,473	4.16	$11.24	5,266,821		$13.58

Certain options issued under the 1997 Plan may be exercised at any time prior to their expiration, even if those options have not yet vested. Shares issued upon exercise of unvested options are considered unvested shares. Once issued, the unvested shares continue vesting in accordance with the original option’s vesting schedule. If the option holder’s employment or service with the Company terminates before the unvested shares become fully vested, the Company has the right, at its discretion, to repurchase from the option holder any unvested shares at the exercise price paid by the option holder. As of December 31, 2005, there were no shares subject to repurchase by the Company. Of the 5,266,821 options exercisable as of December 31, 2005, 5,225,821 were vested.

Shares Reserved

As of December 31, 2005, the Company had 15,038,893 shares of common stock reserved for future issuance under its Stock Option Programs.

8. INCOME TAXES:

The provision for income taxes attributable to continuing operations is based upon income (loss) before income taxes from continuing operations as follows (in thousands):
	Year Ended December 31,
	2005	2004	2003
Domestic	$(18,933)	$5,985	$2,490
Foreign	(632)	(127)	7
	$(19,565)	$5,858	$2,497

The provision for income taxes consists of the following (in thousands):
	Year Ended December 31,
	2005	2004	2003
Federal:
Current	$-	$94	$190
Deferred	-	-	-
Total federal provision	-	94	190

State:
Current	20	30	47
Deferred	-	-	-
Total state provision	20	30	47

Foreign:
Current	134	462	363
Deferred	-	-	-
Total foreign provision	134	462	363

Total provision for income taxes	$154	$586	$600

The provision for income taxes differs from the amount estimated by applying the statutory Federal income tax rate to income before taxes as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Federal tax at statutory rate of 35%	$(6,848)	$2,050	$874
State taxes, net of federal benefit	20	30	11
U.S.-Foreign rate differential	355	106	(55)
Change in Valuation Allowance	6,663	(1,673)	(278)
Others	(36)	73	48
Total provision for income taxes	$154	$586	$600

As of December 31, 2005 and 2004, a valuation allowance has been recorded for the entire gross deferred tax asset as a result of uncertainties regarding the realization of the asset balance. As of December 31, 2005 and 2004, the Company had no significant deferred tax liabilities. The components of the net deferred income tax asset are as follows (in thousands):
	December 31,
	2005	2004
Net operating loss carry forwards	$28,772	$24,139
Foreign net operating loss carry forwards	2,744	2,571
Tax credit carry forwards	10,792	11,235
Fixed and intangible assets	4,961	4,667
Capitalized research and development costs	42	160
Reserves and other cumulative temporary differences	4,935	2,809
Gross deferred income tax assets	52,246	45,581
Valuation allowance	(52,246)	(45,581)
Net deferred income tax assets	$--	$--

As of December 31, 2005, part of our valuation allowance on deferred tax assets pertains to certain tax credits and net operating loss carry forwards resulting from the exercise of certain employee stock options. In the future, we will reduce the valuation allowance associated with these credits and losses in the period in which we utilize them to reduce the amount of income tax we would otherwise be required to pay on our income tax returns. When realized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders’ equity rather than as a reduction of income tax expense. In addition, the Internal Revenue Code of 1986, as amended, contains provisions that limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. The Company has performed an analysis of the ownership changes and has reported the net operating loss and credit carryforwards considering such limitations.

As of December 31, 2005, the Company had net operating loss carryforwards of $81.0 million for Federal income tax reporting purposes and $16.5 million for State income tax reporting purposes, which expire at various dates through 2025. In addition, as of December 31, 2005, the Company had approximately $6.7 million and $5.7 million of tax credit carry forwards for increased research expenditures for Federal and California purposes, respectively. The Federal research tax credits will expire at various dates through 2025 and the state tax credit can be carried over indefinitely. In accordance with current Internal Revenue Code rules, federal net operating loss carryforwards must be utilized in full before Federal research and development tax credits can be used to offset current tax liabilities. As a result, depending on the Company’s future taxable income in any given year, some or all of the Federal increased research tax credits, as well as portions of the Company’s federal and state net operating loss carryforwards, may expire before being utilized. A summary of the annual expiration of net operating loss carryforwards and Federal research tax credits is as follows (in thousands):

	Net operating loss carryforwards		Federal
	Federal	State	Research Tax Credit
2006	$-	$-	$-
2007	-	-	322
2008	-	-	332
2009	-	-	354
2010	6,489	-	179
Thereafter	74,542	16,517	5,521
Total	$81,031	$16,517	$6,708

9. WARRANTY RESERVES:

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are recorded at the time of shipment. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company’s current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $469,000 as of December 31, 2005 and $148,000 as of December 31, 2004.

10. RELATED PARTIES:

During the years ended December 31, 2005, 2004, and 2003, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

In June 2000, the Company entered into a stock purchase agreement with Enel S.p.A., an Italian utility company (“Enel”), whereby Enel purchased 3.0 million newly issues shares of the Company’s common stock. Under the terms of the stock purchase agreement, Enel has the right to nominate a member of the Company’s board of directors. From September 2000 through June 2002, Enel’s Chief Executive Officer, Mr. Francesco Tatò, served on the Company’s board of directors. Enel has reserved its right to nominate a new member of our board of directors, although, to date, it has not done so. During Mr. Tatò’s term of service on the Company’s board of directors from September 2000 through June 2002, he abstained from resolutions on any matter relating to Enel.

In June 2000, the Company also entered into a research and development agreement with an affiliate of Enel. Under the terms of the R&D agreement, the Company cooperated with Enel to integrate LonWorks technology into Enel’s remote metering management project in Italy. For the years ended December 31, 2005, 2004, and 2003, the Company recognized revenue of approximately $26.9 million, $64.1 million, and $75.8 million, respectively, related to products and services sold to Enel and its contract manufacturers. As of December 31, 2005 and 2004, approximately $4.6 million and $12.8 million, respectively, of these revenues were included in accounts receivable.

On May 3, 2004, the Company announced that Enel filed a request for arbitration to resolve a dispute regarding the Company’s marketing and supply obligations under the R&D Agreement. The arbitration was resolved with the issuance of a decision on September 29, 2005, calling for the Company to pay Enel approximately $5.2 million in damages, interest, and legal and arbitration related costs. For additional information regarding the arbitration, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies.

11. SEGMENT DISCLOSURE:

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

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services as further described in Part 1, Item 1, Business. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. For the year ended December 31, 2004, the Company’s long-lived assets also included restricted investments. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2005 and 2004, long-lived assets of about $22.0 million and $35.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the Executive Staff when making decisions about resource allocation to the geographic areas based on their performance.

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by geography for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenues from customers:
Americas	$17,052	$16,227	$16,008
EMEA	46,600	82,187	87,088
APJ	10,776	11,507	15,057
Total	$74,428	$109,921	$118,153
Gross profit:
Americas	$10,500	$10,530	$10,024
EMEA	24,936	44,374	48,241
APJ	5,913	6,904	7,831
Total	$41,349	$61,808	$66,096
Income (loss) from operations:
Americas	$5,961	$6,378	$6,277
EMEA	18,876	38,554	44,415
APJ	1,295	2,899	4,466
Unallocated	(50,922)	(44,113)	(54,880)
Total	$(24,790)	$3,718	$278

Products sold to Enel and its contract manufacturers accounted for 36.2%, 58.3%, and 64.2% of total revenues for the years ended December 31, 2005, 2004, and 2003, respectively. For the years ended December 31, 2005, 2004, and 2003, 89.2%, 93.6%, and 90.3%, respectively, of the Enel project revenues were derived from products shipped to customers in EMEA, while the remaining 10.8%, 6.4%, and 9.7%, respectively, were from shipments made to customers in APJ.

EBV, the sole independent distributor of the Company’s products in Europe since December 1997, accounted for 21.0% of total revenues for 2005, 14.4% of total revenues for 2004, and 10.2% of total revenues for 2003.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tables set forth certain consolidated statement of operations data for each of the quarters in 2005 and 2004. This information has been derived from our quarterly unaudited consolidated financial statements. The quarterly unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes appearing in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

	Quarter Ended
	Q4 '05	Q3 ‘05	Q2 ‘05	Q1 ‘05	Q4 ‘04	Q3 ‘04	Q2 ‘04	Q1 ‘04
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Revenues:
Product	$18,711	$16,068	$17,268	$21,516	$31,480	$22,556	$28,056	$26,855
Service	303	183	212	167	376	185	225	188
Total revenues	19,014	16,251	17,480	21,683	31,856	22,741	28,281	27,043
Cost of revenues:
Cost of product	7,848	7,085	7,315	8,707	13,366	9,397	12,086	11,261
Cost of service	495	525	598	506	525	466	509	503
Total cost of revenues	8,343	7,610	7,913	9,213	13,891	9,863	12,595	11,764
Gross profit	10,671	8,641	9,567	12,470	17,965	12,878	15,686	15,279
Operating expenses:
Product development	6,351	6,170	6,360	6,217	6,639	6,227	6,181	6,215
Sales and marketing	5,438	5,164	5,396	5,025	4,780	4,572	5,030	5,058
General and administrative	3,421	8,550	3,596	4,451	3,533	3,123	3,402	3,330
Total operating expenses	15,210	19,884	15,352	15,693	14,952	13,922	14,613	14,603
Income/(loss) from operations	(4,539)	(11,243)	(5,785)	(3,223)	3,013	(1,044)	1,073	676
Interest and other income, net	1,658	1,225	1,281	1,061	385	609	632	514
Income/(loss) before provision for income taxes	(2,881)	(10,018)	(4,504)	(2,162)	3,398	(435)	1,705	1,190
Income tax expense/(benefit)	(146)	100	100	100	389	(35)	161	71
Net income/(loss)	$(2,735)	$(10,118)	$(4,604)	$(2,262)	$3,009	$(400)	$1,544	$1,119
Income/(loss) per share:
Basic	$(0.07)	$(0.25)	$(0.11)	$(0.06)	$0.07	$(0.01)	$0.04	$0.03
Diluted	$(0.07)	$(0.25)	$(0.11)	$(0.06)	$0.07	$(0.01)	$0.04	$0.03
Shares used in net income/(loss) per share calculation:
Basic	39,900	40,074	40,528	41,023	41,194	41,183	40,788	40,502
Diluted	39,900	40,074	40,528	41,023	41,198	41,183	41,004	40,857

SCHEDULE II

ECHELON CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged/ (Credited) to Revenues and Expenses	Write-Off of Previously Provided Accounts	Balance at End of Period
Year Ended December 31, 2003
Allowance for Doubtful Accounts	$570	$17	$87	$500
Year Ended December 31, 2004
Allowance for Doubtful Accounts	$500	$(75)	$125	$300
Year Ended December 31, 2005
Allowance for Doubtful Accounts	$300	$15	$15	$300

	Balance at Beginning of Period	Charged to Revenues and Expenses	Write-Off of Previously Provided Accounts	Balance at End of Period
Year Ended December 31, 2003
Allowance for Customer Returns and Sales Credits	$820	$3,173	$3,119	$874
Year Ended December 31, 2004
Allowance for Customer Returns and Sales Credits	$874	$4,608	$4,168	$1,314
Year Ended December 31, 2005
Allowance for Customer Returns and Sales Credits	$1,314	$4,739	$4,842	$1,211

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

Signatures	Title	Date

/s/ M. Kenneth Oshman	Chairman of the Board and Chief	March 13, 2006
M. Kenneth Oshman	Executive Officer
(Principal Executive Officer)

/s/ Oliver R. Stanfield	Executive Vice President and Chief	March 13, 2006
Oliver R. Stanfield	Financial Officer (Principal Financial
and Principal Accounting Officer)

/s/ Armas Clifford Markkula, Jr.	Vice Chairman	March 11, 2006
Armas Clifford Markkula, Jr.

/s/ Robert J. Finocchio, Jr.	Director	March 9, 2006
Robert J. Finocchio, Jr.

/s/ Robert R. Maxfield	Director	March 3, 2006
Robert R. Maxfield

/s/ Richard M. Moley	Director	March 10, 2006
Richard M. Moley

/s/ Betsy Rafael	Director	March 9, 2006
Betsy Rafael

/s/ Larry W. Sonsini	Director	March 13, 2006
Larry W. Sonsini

EXHIBIT INDEX

Exhibit No.	Description of Document
3.2*	Amended and Restated Certificate of Incorporation of Registrant.
3.3*	Amended and Restated Bylaws of Registrant.
4.1*	Form of Registrant’s Common Stock Certificate.
4.2*	Second Amended and Restated Modification Agreement dated May 15, 1997.
10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2*+	1997 Stock Plan and forms of related agreements.
10.3*+	1988 Stock Option Plan and forms of related agreements.
10.4*	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).
10.5*	Form of International Distributor Agreement.
10.6*	Form of OEM License Agreement.
10.7*	Form of Software License Agreement.
10.8*	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.
10.9*+	1998 Director Option Plan.
21.1*	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See Signature Page)
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.
+ Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.