Form 10-Q
period 2006-03-31
ECHELON CORP
filed 2006-05-10
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of April 30, 2006, 39,711,002 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

SIGNATURE	60
EXHIBIT INDEX	61

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
2 of 61

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,437	$59,080
Short-term investments	86,085	95,400
Accounts receivable, net	6,155	11,006
Inventories	3,444	3,240
Other current assets	4,016	2,289
Total current assets	165,137	171,015

Property and equipment, net	14,885	14,886
Goodwill	8,075	8,018
Other long-term assets	2,002	2,019
Total Assets	$190,099	$195,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,333	$3,972
Accrued liabilities	4,601	7,473
Deferred revenues	6,591	2,096
Total current liabilities	15,525	13,541

LONG-TERM LIABILITIES:
Deferred rent, net of current portion	1,150	1,089
Total long-term liabilities	1,150	1,089

STOCKHOLDERS’ EQUITY:
Common stock	415	415
Additional paid-in capital	279,404	278,005
Treasury stock	(13,895)	(12,925)
Accumulated other comprehensive income (loss)	58	(118)
Accumulated deficit	(92,558)	(84,069)
Total Stockholders’ Equity	173,424	181,308
Total Liabilities and Stockholders’ Equity	$190,099	$195,938

See accompanying notes to condensed consolidated financial statements.

3 of 61

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended March 31,
	2006	2005
REVENUES:
Product	$10,574	$21,516
Service	171	167
Total revenues	10,745	21,683

COST OF REVENUES:
Cost of product (1)	4,563	8,707
Cost of service (1)	445	506
Total cost of revenues	5,008	9,213
Gross profit	5,737	12,470

OPERATING EXPENSES:
Product development (1)	6,991	6,217
Sales and marketing (1)	5,147	5,025
General and administrative (1)	3,402	4,451
Total operating expenses	15,540	15,693
Loss from operations	(9,803)	(3,223)
Interest and other income, net	1,394	1,061
Loss before provision for income taxes	(8,409)	(2,162)
Provision for income taxes	80	100
NET LOSS	$(8,489)	$(2,262)

Net loss per share:
Basic	$(0.21)	$(0.06)
Diluted	$(0.21)	$(0.06)
Shares used in computing net loss per share:
Basic	39,767	41,023
Diluted	39,767	41,023

(1)	Amounts include stock-based compensation costs as follows:
Cost of product	$112	$9
Cost of service	14	--
Product development	614	12
Sales and marketing	360	12
General and administrative	306	60

See accompanying notes to condensed consolidated financial statements.
4 of 61

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2006	2005
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(8,489)	$(2,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,032	1,089
Loss on disposal of fixed assets	--	18
Provision for (recovery of) doubtful accounts	(94)	--
Stock-based compensation	1,406	93
Change in operating assets and liabilities:
Accounts receivable	4,945	(56)
Inventories	(204)	67
Other current assets	(1,727)	(683)
Accounts payable	361	(75)
Accrued liabilities	(2,872)	192
Deferred revenues	4,495	442
Deferred rent	61	79
Net cash used in operating activities	(1,086)	(1,096)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(12,842)	(36,487)
Proceeds from maturities and sales of available-for-sale short-term investments	22,192	23,764
Purchase of restricted investments	--	(1)
Change in other long-term assets	(40)	(57)
Capital expenditures	(1,031)	(556)
Net cash provided by (used in) investing activities	8,279	(13,337)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of common stock	(977)	(2,099)
Net cash used in financing activities	(977)	(2,099)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	141	(304)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,357	(16,836)

CASH AND CASH EQUIVALENTS:
Beginning of period	59,080	35,510
End of period	$65,437	$18,674

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$81	$154
See accompanying notes to condensed consolidated financial statements
5 of 61

ECHELON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation:

The condensed consolidated financial statements include the accounts of Echelon Corporation (the “Company”), a Delaware corporation, and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2005 included in its Annual Report on Form 10-K.

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

Revenue Recognition

The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and customer software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for approximately 12.3% of total revenues for the quarter ended March 31, 2006 and approximately 5.9% for the same period in 2005. Service revenues consist of product technical support (including software post-contract support services), training, and custom software development services.
6 of 61

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations. For hardware sales, including sales to third party manufacturers and certain of the Company’s distributors for which no rights of return exist, these criteria are generally met at the time of shipment. For sales to the Company’s European distributor, EBV Elektronik (“EBV”), these criteria are generally met at the time EBV sells the products through to its end-use customer. For sales of shrink-wrapped software, these criteria are generally met upon shipment to the final end-user.

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

Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R (“SFAS 123R”), Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method.

The Company has elected to adopt SFAS 123R using the modified prospective method. Consequently, there have been no retroactive adjustments made to prior period financial statements reflecting the impact of the adoption. Under the modified prospective method, beginning January 1, 2006, stock-based compensation expense is recorded for all new and unvested stock options and performance shares as the requisite service is rendered. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

As permitted under SFAS 123R, the Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards. The BSM model is consistent with the option-pricing model the Company used to value stock-based awards granted prior to January 1, 2006 for pro-forma disclosure purposes under SFAS 123.
7 of 61

Prior to January 1, 2006, the Company accounted for equity compensation according to the provisions of APB 25, and applied the disclosure provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB 25, no compensation expense was recorded in the Company’s statement of operations for stock options where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant. However, during 2005, the Company has recorded compensation expense for performance share awards issued during 2005. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months ended March 31, 2005 (in thousands, except per share amounts).
Three Months Ended March 31, 2005

Net loss as reported	$(2,262)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	93
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,499)
Pro forma net loss	$(4,668)

Basic loss per share:
As reported	$(0.06)
Pro forma	$(0.11)

Diluted loss per share:
As reported	$(0.06)
Pro forma	$(0.11)

The weighted-average grant date fair value of options granted during the three months ended March 31, 2005 was $3.64 and was determined using the following weighted average assumptions:
Three Months Ended March 31, 2005

Expected dividend yield	0.0%
Risk-free interest rate	3.5%
Expected volatility	65.7%
Expected life (in years)	3.7

Further information regarding stock-based compensation can be found in Note 4 of these Notes to Condensed Consolidated Financial Statements.

Cash and Cash Equivalents

The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of three months or less as cash and cash equivalents.
8 of 61

Short-Term Investments

The Company classifies its investments in marketable debt securities as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of March 31, 2006, the Company’s available-for-sale short-term investment securities had contractual maturities from four to twenty-four months and an average remaining term to maturity of eight months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of March 31, 2006, the amortized cost basis, aggregate fair value, and gross unrealized holding losses by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Losses
U.S. corporate securities:
Commercial paper	$3,935	$3,935	$--
Certificates of deposit	1,508	1,508	--
Corporate notes and bonds	45,642	45,482	160
	51,085	50,925	160
Foreign corporate notes and bonds	3,022	3,006	16
U.S. government securities	32,342	32,154	188
Total investments in debt and equity securities	$86,449	$86,085	$364

Computation of Net Income (Loss) Per Share

Net income (loss) per share has been calculated under SFAS No. 128 (“SFAS 128”), Earnings per Share. SFAS 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by adjusting the weighted average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three months ended March 31, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net income (Numerator):
Net loss, basic & diluted	$(8,489)	$(2,262)
Shares (Denominator):
Weighted average common shares outstanding	39,767	41,023
Shares used in basic computation	39,767	41,023
Common shares issuable upon exercise of stock
options (treasury stock method)	--	--
Shares used in diluted computation	39,767	41,023
Net income (loss) per share:
Basic	$(0.21)	$(0.06)
Diluted	$(0.21)	$(0.06)

9 of 61

In accordance with SFAS 128, for the three months ended March 31, 2006 and 2005, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options excluded from this calculation for the three months ended March 31, 2006 and 2005 was 8,005,244 and 5,488,435, respectively.

Impairment of Long-Lived Assets Including Goodwill

The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset’s carrying value to the future undiscounted cash flows the asset is expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. For the quarters ended March 31, 2006 and 2005, the Company has made no material adjustments to its long-lived assets.

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

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. As of March 31, 2006, the Company’s acquired intangible assets with a definite life, which consisted of purchased technology, have been fully amortized.

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. As the Company does not currently engage in hedging activities, it does not currently expect the adoption of SFAS 155 will have a material impact on its consolidated financial position, results of operations, or cash flows.

In June 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for how an entity accounts for, and reports, a change in accounting principle. Previously, most voluntary changes in accounting principles were implemented by reflecting a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements.
10 of 61

3. Stockholders’ Equity and Employee Stock Option Plans

Preferred Stock

With the closing of the Company’s initial public offering (“IPO”) in July 1998, all of the then outstanding preferred stock automatically converted into 7,887,381 shares of common stock. Upon conversion of the outstanding preferred stock to common stock, such preferred stock was retired. As of March 31, 2006, the Company was authorized to issue 5,000,000 shares of new $0.01 par value preferred stock, of which none was outstanding as of March 31, 2006.

Common Stock

As of March 31, 2006, the Company was authorized to issue 100,000,000 shares of $0.01 par value common stock, of which 39,678,006 were outstanding.

In March and August 2004, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the quarter ended March 31, 2006, the Company repurchased 121,712 shares under the program at a cost of approximately $969,000. As of March 31, 2006, 1,470,289 shares were available for repurchase. The stock repurchase program will expire in March 2007.

Comprehensive Income

Comprehensive income for the Company consists of net income plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Net loss	$ (8,489)	$ (2,262)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	140	(304)
Unrealized holding gain/(loss) on available-for-sale securities	35	(113)
Comprehensive loss	$ (8,314)	$ (2,679)

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

11 of 61

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

Option Vesting Acceleration

On September 17, 2004, the Company’s board of directors approved the acceleration of vesting for 668,340 outstanding options previously issued to the Company’s Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President and Chief Financial Officer. The accelerated options had exercise prices ranging from $10.89 to $16.69. The fair market value of the Company’s stock on September 17, 2004 was $8.27. The acceleration of the vesting of these options did not result in a charge, as there was no intrinsic value in the options as of the acceleration date. For pro forma disclosure requirements under SFAS 123, the unamortized stock-based compensation related to these options prior to the vesting acceleration was approximately $3.2 million, all of which was recognized in 2004. The Company’s board of directors approved the vesting acceleration for the three executive officers, as they were not eligible to participate in the previously discussed Exchange Program, and because doing so reduced the future stock compensation expense required to be included in the Company’s results from operations under SFAS 123R.

On November 18, 2005, the Company’s board of directors approved the acceleration of vesting for 1,201,550 outstanding options previously awarded to employees and officers. The accelerated options had exercise prices ranging from $8.34 per share to $20.34 per share. The fair market value of the Company’s stock on November 18, 2005 was $8.06. The acceleration of the vesting of these options did not result in a charge, as there was no intrinsic value in the options as of the acceleration date. For pro forma disclosure requirements under SFAS 123, the unamortized stock-based compensation related to these options prior to the vesting acceleration was approximately $3.5 million, all of which was recognized in 2005. The Company’s board of directors approved the vesting acceleration for these options in order to reduce the future stock compensation expense required to be reflected in the Company’s statement of operations under SFAS 123R.

Stock Option Program Description

The Company has two plans under which it grants options: the 1997 Stock Plan (the “1997 Plan”) and the 1998 Director Option Plan (the “Director Option Plan”). A more detailed description of each plan can be found below and in the Company’s Annual Report on Form 10-K.
12 of 61

Stock option and other equity compensation grants are designed to reward employees, officers, and directors for their long-term contribution to the Company, to align their interest with those of the Company’s stockholders in creating stockholder value, and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants is based on competitive practices, operating results of the Company, and accounting regulations. Since the inception of the 1997 Plan, the Company has granted options to all of its employees.

Historically, the Company has issued new shares upon the exercise of stock options. However, treasury shares are also available for issuance, although the Company does not currently intend to use treasury shares for this purpose.

1997 Stock Plan

The 1997 Stock Plan (the “1997 Plan”) is a stockholder approved plan that provides for broad-based grants to employees, including executive officers. Based on the terms of individual option grants, options granted under the 1997 Plan generally expire five years after the date of grant, although options granted from June 15, 2000 through May 5, 2003, generally have a term of ten years. Options granted under the 1997 Plan generally vest at a rate of 25% per year over four years. In addition to incentive and nonstatutory stock options, the 1997 Plan also permits the granting of stock purchase rights, stock appreciation rights, performance units, and performance shares. To date, other than stock options, the Company has only granted performance shares under the 1997 Plan. Certain of these performance shares vest 100% on the two-year anniversary of the grant date, while the remaining performance shares vest 25% per year over four years.

1998 Directors Option Plan

Non-employee directors are entitled to participate in the stockholder approved 1998 Director Option Plan (the “Director Plan”). The Director Plan provides for the automatic grant of 25,000 shares of common stock (the “First Option”) to each non-employee director on the date he or she first becomes a director. Each non-employee director is also automatically granted an option to purchase 10,000 shares (a “Subsequent Option”) on the date of the Company’s Annual Stockholder Meeting provided that he or she is re-elected to the Board or otherwise remains on the Board, and provided that on such date, he or she shall have served on the Board for at least the preceding six months. Each First Option and each Subsequent Option have a term of five years and vest immediately upon grant.

Stock Award Activity

The following table summarizes stock award activity, including stock options and performance shares, and related information for the three-month periods ended March 31, 2006 and 2005:
		Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted-Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2004	8,109,556	5,594,842	$14.91
Options granted	(50,000)	50,000	7.25
Performance shares granted	(109,355)	---	---
Options exercised	---	---	---
Options forfeited or expired	156,407	(156,407)	15.58
Additional shares reserved	1,747,463	---	---
BALANCE AT MARCH 31, 2005	9,854,071	5,488,435	$14.82

13 of 61

		Options Outstanding
	Shares Available for Grant	Number Outstanding	$	Weighted-Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2005	6,949,420	8,089,473		$11.24
Options granted	(8,075)	8,075		8.16
Performance shares granted	(106,017)	---		---
Options exercised	---	---		---
Options forfeited or expired	92,304	(92,304)		7.50
Performance shares forfeited or expired	4,867	---		---
Additional shares reserved	1,692,020	---		---
BALANCE AT MARCH 31, 2006	8,624,519	8,005,244		$11.28

The following table provides additional information for significant ranges of outstanding and exercisable stock options as of March 31, 2006:
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$6.11	1,664,031	3.72	$6.11	$5,541,223
6.26-8.12	237,293	3.00	7.00	579,036
8.19	985,330	4.38	8.19	1,231,663
8.24-10.75	678,890	4.04	9.36	322,373
10.89	882,420	2.96	10.89	--
11.12-12.88	638,132	5.25	11.65	--
12.91	826,670	2.14	12.91	--
13.00-16.06	340,200	4.42	14.10	--
16.35	869,812	4.75	16.35	--
$16.36-$38.81	882,466	4.56	19.57	--
Outstanding	8,005,244	3.92	$11.27	$7,674,295
Vested and expected to vest	7,908,370	3.92	$11.32	$7,505,475
Exercisable	5,258,148	3.89	$13.58	$610,758

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.44 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table provides additional information regarding performance share activity for the three-month periods ended March 31, 2006 and 2005:
14 of 61

	Number Nonvested and Outstanding		Weighted-Average Grant Date Fair-Value
BALANCE AT DECEMBER 31, 2004	---	$	---
Performance shares granted	109,355		6.77
BALANCE AT MARCH 31, 2005	109,355		$6.77

BALANCE AT DECEMBER 31, 2005	412,968		$7.82
Performance shares granted	106,017		9.00
Performance shares forfeited	(4,867)		8.19
BALANCE AT MARCH 31, 2006	514,118		$8.06

No performance shares vested during the three-month periods ended March 31, 2006 and 2005.

4. Stock-Based Compensation:

Impact of Adopting SFAS 123R

The Company adopted SFAS 123R on January 1, 2006, using the modified prospective method. The impact of adopting SFAS 123R on the Company’s loss from continuing operations, pre-tax loss, net loss, basic and diluted net loss per share, cash flows from operations, and cash flows from financing activities for the three months ended March 31, 2006 is summarized in the following table (in thousands, except per share amounts):

	Intrinsic Value Method (A)	Fair Value Method (B)	Impact of Adoption (A) - (B)

Loss from continuing operations	$(8,654)	$(9,803)	$(1,149)
Loss before provision for income taxes	$(7,260)	$(8,409)	$(1,149)
Net loss	$(7,340)	$(8,489)	$(1,149)
Net loss per share - basic	$(0.18)	$(0.21)	$(0.03)
Net loss per share - diluted	$(0.18)	$(0.21)	$(0.03)
Cash flows from operations	$(1,086)	$(1,086)	$--
Cash flows from financing activities	$(977)	$(977)	$--

Valuation of Options Granted

SFAS 123R requires the use of a valuation model to calculate the fair-value of stock-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected term of the option from the date of grant to the time of exercise, risk-free interest rates, and dividend yields. The BSM option-pricing model was developed for use in estimating the fair-value of traded options having no vesting or hedging restrictions and that are fully transferable. As the Company’s employee stock options have certain characteristics that differ significantly from traded options, and because changes in the subjective assumptions used in the BSM option-pricing model can materially affect the estimated fair-value, in management’s opinion, the Company’s estimate of fair-value for its options based on the BSM option-pricing model may not provide an accurate measure of the fair-value an independent third-party would assign in an arms-length transaction.
15 of 61

The weighted average calculated fair value of options granted during the three months ended March 31, 2006, was $3.61 and was determined using the following weighted average assumptions:

Three Months Ended March 31, 2006
Expected dividend yield	0.0%
Risk-free interest rate	4.4%
Expected volatility	53.7%
Expected life (in years)	3.8

The expected dividend yield reflects the fact that the Company has not paid any dividends in the past and does not currently intend to pay dividends in the foreseeable future. The risk-free interest rate assumption is based on U.S. Treasury yields in effect at the time of grant for the expected life of the option. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the expected life of the option, and does not include any implied volatility as there currently are no market traded options on the Company’s stock that meet the criteria required for reliance on implied volatility in accordance with SAB 107. The expected life of the option has been calculated using the simplified method as permitted under SAB 107. Under the simplified method, the expected term is calculated by taking the average of the vesting term and the contractual term of the option. The simplified method was chosen due to the fact that there has been only limited exercise activity for options granted over the last several years, and thus, management has concluded that such exercise data does not provide a reasonable basis upon which to estimate expected term.

Expense Allocation

Compensation expense for all share-based payment awards, including those granted prior to January 1, 2006, has been recognized in accordance with SFAS 123R using the accelerated multiple-option approach. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. As of March 31, 2006, total compensation cost related to non-vested stock options and other equity based awards not yet recognized was $7.4 million, which is expected to be recognized over the next 11 months on a weighted-average basis.

The following table summarizes the stock-based compensation expense related to employee stock options and performance shares under SFAS 123R for the three months ended March 31, 2006, which was allocated as follows (in thousands):
	Three Months Ended March 31,
	2006	2005
Cost of sales - product	$ 112	$ 9
Cost of sales - service	14	--
Stock-based compensation expense included in cost of sales	126	9
Product development	614	12
Sales and marketing	360	12
General and administrative	306	60
Stock-based compensation expense included in operating expenses	1,280	84
Stock-based compensation expense related to stock options and performance shares	1,406	93
Tax benefit	--	--
Stock-based compensation expense related to stock options and performance shares, net of tax	$ 1,406	$ 93
16 of 61

Of the $1.4 million of compensation expense recorded for the quarter ended March 31, 2006, approximately $74,000 related to equity compensation awards granted during 2006, while the remaining $1.3 million related to equity compensation awards granted on or before December 31, 2005. Compensation expense of $93,000 for the quarter ended March 31, 2005 related solely to performance share awards, and did not reflect any compensation expense for stock options as the Company accounted for those equity compensation awards in accordance with APB 25. Under APB 25, no compensation expense was recorded in the Company’s statement of operations for stock options where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant.

During the quarters ended March 31, 2006 and 2005, no stock-based compensation expense was capitalized as part of the cost of an asset.

Comparative Results

The following table reflects net income and diluted net income per share for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005 (in thousands, except per share amounts):
Three Months Ended March 31,
	2006	2005

Net loss - as reported for the prior period (1)	N/A	$ (2,262)
Stock-based compensation expense related to employee stock options	$ 1,406	$ 2,406
Tax benefit	--	--
Stock-based compensation expense related to stock options, net of tax (2)	$ 1,406	$ 2,406

Net loss, including the effect of stock-based compensation expense (3)	$ (8,489)	$ (4,668)

Diluted net loss per share - as reported for the prior period (1)	N/A	$ (0.06)
Diluted net loss per share, including the effect of stock-based compensation expense (3)	$ (0.21)	$ (0.11)

(1)
Net income and net income per share prior to January 1, 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to January 1, 2006 is calculated based on the pro forma application of SFAS 123.

(3)	Net income and net income per share prior to January 1, 2006 represents pro forma information based on SFAS 123.

5. Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. For the last several years, the Company has had two customers that represent a majority of the Company’s revenues: Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers) and EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its LonWorks® Infrastructure products in Europe. For the quarters ended March 31, 2006 and 2005, the percentage of the Company’s revenues attributable to sales made to these two customers were as follows:

17 of 61

	Three Months Ended March 31,
	2006	2005
Enel	1.9%	48.1%
EBV	22.7%	17.8%

Total	24.6%	65.9%

The Company’s contract with Enel expired in June 2005, and shipments under that contract were completed in 2005. The Company currently expects to supply Enel and its third party meter manufacturers with spare parts for Enel’s Contatore Elettronico system during 2006. The Company’s contract with EBV, which has been in effect since 1997 and to date has been renewed annually thereafter, expires in December 2006.

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

In addition to its corporate headquarters facility, the Company also leases facilities for its sales, marketing, and product development personnel located elsewhere within the United States and in nine foreign countries throughout Europe and Asia. These operating leases are of shorter duration, generally one to two years, and in some instances are cancelable with advance notice.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of product revenues in the Company’s consolidated statements of income, was approximately $108,000 and $132,000 for the quarters ended March 31, 2006 and 2005, respectively.

The Company will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of its products. The Company is currently unable to estimate the maximum amount of these future royalties. However, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
18 of 61

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

Legal Actions

On May 3, 2004, the Company announced that Enel filed a request for arbitration to resolve a dispute regarding the Company’s marketing and supply obligations under the Research and Development and Technological Cooperation Agreement dated June 28, 2000. The arbitration took place in London in early March 2005 under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce, or ICC. The Company received the arbitration panel’s decision on September 29, 2005. The arbitration tribunal awarded Enel €4,019,750 in damages plus interest from December 15, 2004 and the sums of $52,000 and €150,000 in arbitration and legal related costs, respectively. These amounts, which total approximately $5.2 million, were included in the Company’s results of operations for the year ended December 31, 2005. As of December 31, 2005, approximately $3.0 million of the $5.2 million award was unpaid and is reflected in accrued liabilities. As of March 31, 2006, all amounts due Enel under the arbitration ruling have been paid. The arbitration tribunal refused Enel’s request to extend the supply or marketing obligations of Echelon.

In addition to the matter described above, from time to time, in the ordinary course of business, the Company is also subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of March 31, 2006, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

7.  Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):
	March 31, 2006	December 31, 2005
Purchased materials	$1,247	$1,064
Work-in-process	9	61
Finished goods	2,188	2,115
	$3,444	$3,240

19 of 61

8. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):
	March 31, 2006	December 31, 2005
Accrued payroll and related costs	$2,867	$2,630
Accrued taxes	1,140	1,128
Other accrued liabilities	594	3,715
	$4,601	$7,473

9. Segment Disclosure:

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

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the geographic area and excludes certain expenses that are managed outside the geographic area. Costs excluded from geographic area profit or loss consist primarily of unallocated corporate expenses, which are comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2006 and December 31, 2005, long-lived assets of about $22.0 million were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the executive staff when making decisions about resource allocation to the geographic areas based on their performance.

In North America, the Company sells its products through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, whose efforts are supported by local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped. Summary information by geography for the quarters ended March 31, 2006 and 2005 is as follows (in thousands):

20 of 61

	Three Months Ended March 31,
	2006	2005
Revenues from customers:
Americas	$4,800	$3,946
EMEA	3,984	16,291
APJ	1,961	1,446
Unallocated	--	--
Total	$10,745	$21,683
Gross profit:
Americas	$2,649	$2,472
EMEA	2,184	9,141
APJ	904	857
Unallocated	--	--
Total	$5,737	$12,470
Income/(Loss) from operations:
Americas	$1,400	$1,332
EMEA	728	7,613
APJ	(223)	(150)
Unallocated	(11,708)	(12,018)
Total	$(9,803)	$(3,223)

Products sold to Enel and its designated manufacturers accounted for $200,000, or 1.9% of total revenues for the quarter ended March 31, 2006 and $10.4 million, or 48.1% for the same period in 2005. During the quarter ended March 31, 2006, 100.0% of the revenues shipped under the Enel program were shipped to customers in APJ. During the quarter ended March 31, 2005, 99.9% of the revenues shipped under the Enel program were shipped to customers in EMEA, while the remaining 0.1% was shipped to customers in APJ.

EBV, the primary independent distributor of the Company’s LonWorks infrastructure products in Europe, accounted for 22.7% of total revenues for the quarter ended March 31, 2006 and 17.8% for the same period in 2005.

10.  Income Taxes:

The provision for income taxes for the quarters ended March 31, 2006 and 2005 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes.

11. Related Party:

In June 2000, the Company entered into a stock purchase agreement with Enel. At the same time, the Company also entered into a Research and Development and Technological Cooperation Agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, the Company cooperated with Enel to integrate LonWorks technology into Enel’s remote metering management project in Italy. For the quarters ended March 31, 2006 and 2005, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $200,000 and $10.4 million, respectively. As of March 31, 2006, there were no amounts owed the Company by Enel or its designated manufacturers. As of March 31, 2005, $12.9 million of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

21 of 61

On May 3, 2004, the Company announced that Enel filed a request for arbitration to resolve a dispute regarding the Company’s marketing and supply obligations under the R&D Agreement. An arbitration award was issued on September 29, 2005. For additional information regarding the arbitration, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies.

12.  Warranty Reserves:

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are recorded at the time of shipment. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company’s current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $409,000 as of March 31, 2006 and $469,000 as of December 31, 2005.
22 of 61

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business, including but not limited to: our belief that control networks based on our products can reduce life-cycle costs, save energy, are more flexible than centralized systems and permit control systems to be comprised of products and services from a variety of vendors; our belief that the NES system brings cost savings in a wide range of a utility’s functions, from metering and customer services to distribution operations and value-added services; our belief that new products and product enhancements, such as our NES offering and Panoramix platform, will make it easier for our customers to aggregate and process information from remote LonWorks networks, thereby increasing overall network management capabilities; our belief that the benefits derived from our NES system deliver a more compelling return on investment than “traditional” AMR systems; our expectation that Enel will purchase spare parts from us with a value of approximately $7.0 million in 2006 and our belief that we will be able to find one or more replacements for the Enel project revenue reduction; our expectation that shipments of our NES products will increase significantly; our belief that, in general, as long as the current worldwide economic recovery continues to gain momentum, overall revenues from our LonWorks Infrastructure business will continue to improve during 2006 as compared to 2005; our belief that market conditions in Asia, particularly Japan, will continue to be challenging in 2006; our belief that, during 2006, our gross margin will decrease from 2005 levels; our belief that, during 2006, our sales and marketing and product development expenses will increase over 2005 levels; our belief that many of our customers will continue to refrain from purchasing our customer support and training offerings during 2006 in an effort to minimize their operating expenses; our belief that our existing cash and short-term investment balances will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months; our belief that we will incur a substantial loss in 2006; our expectation that the impact of our modified revenue recognition methodology with respect to LonWorks Infrastructure revenues in 2006 will be less than $1.0 million; our belief that the amount of our LonWorks Infrastructure revenues earned in foreign currencies will not fluctuate significantly between 2005 and 2006; our expectation that our initial NES system roll-out to Nuon will be completed in late 2006 or early 2007 and that Nuon will then issue a public tender for an even larger deployment; and our belief that the estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates, or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate revenues, pricing pressures, returns, reserves, demand for our products, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of our products and the market for our products generally and certain customers specifically, and our beliefs regarding our liquidity needs.

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

23 of 61

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

We have a history of losses and, although we achieved profitability in past fiscal periods, we incurred a loss for the quarter ended March 31, 2006 and expect to incur substantial operating losses for the remainder of 2006. This expectation is due primarily to two factors. First, we have already experienced, and we anticipate that, during 2006, we will experience a further reduction in the amount of Enel Project revenue as compared to 2005. This expected reduction is the result of the completion of our Enel Project shipments in 2005. Enel recently asked us to provide them with spare parts for use in their system in Italy. We have agreed to this request, and currently expect shipments of these spare parts to be completed during the second quarter of 2006. The second factor contributing to our expectation for losses in 2006 relates to the fact that, effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation as required under SFAS 123R.

During the first quarter of 2006, we revised our revenue recognition methodology for sales made to EBV. Under the revised methodology, we will now defer revenue, as well as cost of goods sold, on items shipped to EBV that remain in EBV’s inventories at quarter-end. The revision significantly reduced our first quarter 2006 revenues, but will not have an impact on cash flows from operations or require any changes to historical financial statements. A more thorough explanation of this revision can be found later in this report in the “EBV revenues” section of our discussion on Results of Operations.

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

Sales Returns and Allowances. We sell our products and services to OEMs, systems integrators, and our other customers directly through our sales force and indirectly through distributors located in the geographic markets that we serve. Sales to certain distributors are made under terms allowing limited rights of return. Sales to EBV, our largest distributor accounted for 22.7% of total net revenues for the quarter ended March 31, 2006, and 17.8% for the same period in 2005. Worldwide sales to distributors, including those to EBV, accounted for approximately 36.1% of total net revenues for the quarter ended March 31, 2006, and 23.1% for the same period in 2005.

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

24 of 61

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

We also provide for an allowance for sales discounts and rebates that we identify and reserve for at the time of sale. This reserve is primarily related to estimated future point of sale, or POS, credits to be issued to certain of our distributors. Under our arrangements with these distributors, we have agreed to issue POS credits on sales they make to certain volume customers. We base these estimates on the respective distributor’s historical and forecasted sales volumes to those customers. Significant management judgments and estimates must be made and used in connection with establishing these reserves for POS credits in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management revises its judgments or estimates.

Our allowances for sales returns and other sales-related reserves were approximately $876,000 as of March 31, 2005, and $1.2 million as of December 31, 2005.

Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of and account for stock-based compensation in accordance with SFAS 123R. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized as expense ratably over the requisite service period, which is the vesting period.

We currently use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the calculated fair value of stock options. The determination of the calculated fair value of stock-based payment awards on the date of grant using the BSM option-pricing model is affected by our stock price on the date of grant, as well as a number of highly complex and subjective variables. These variables include the expected volatility of our stock price over the expected term of the option, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends.

We estimate the expected term of options granted using the simplified method as illustrated in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). Under the simplified method, the expected term is calculated by taking the average of the vesting term and the contractual term of the option. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the expected life of the option, and does not include any implied volatility as there are currently no market traded options on our stock that meet the criteria required for reliance on implied volatility in accordance with SAB 107. We base the risk-free interest rate that we use in the BSM option-pricing model on U.S. Treasury issues in effect at the time of option grant that have remaining terms similar to the expected term of the option. We have never paid cash dividends on our common stock, and do not anticipate paying cash dividends in the foreseeable future. Therefore, we use an expected dividend yield of zero in the BSM option-pricing model.
25 of 61

SFAS 123R also requires us to record compensation expense for stock-based compensation net of estimated forfeitures, and to revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized using the multiple option method over their requisite service period, which is generally the vesting period.

If factors change and we employ different assumptions for estimated stock-based compensation expense in future periods, or if we decide to use a different option-pricing model, stock-based compensation expense in those future periods may differ significantly from what we have recorded in the current period and could materially affect our operating results and earnings per share.

The BSM option-pricing model was developed for use in estimating the calculated fair value of traded options that have no vesting or hedging restrictions and that are fully transferable, characteristics that are not present in our option grants. Existing valuation models, including the BSM and lattice binomial models, may not provide reliable measures of fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the calculated fair values of our stock-based compensation awards on the grant dates may be significantly different from the actual values realized, if any, upon the exercise, expiration, early termination, or forfeiture of those stock-based payments in the future. For example, our employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the calculated fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly higher than the calculated fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimated fair values resulting from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance of SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the calculated fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods, and assumptions.

Further information regarding stock-based compensation can be found in Note 4 of our Notes to Condensed Consolidated Financial Statements contained in this report.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit-worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions worsened, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $200,000 as of March 31, 2006, and $300,000 as of December 31, 2005.
26 of 61

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $409,000 as of March 31, 2006, and $469,000 as of December 31, 2005.

Deferred Income Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on our historical net operating losses, and the uncertainty of our future operating results, we have recorded a valuation allowance that fully reserves our deferred tax assets. If we later determine that, more likely than not, some or all of the net deferred tax assets will be realized, we would then need to reverse some or all of the previously provided valuation allowance. Our deferred tax asset valuation allowance was $52.2 million as of December 31, 2005.

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

When we adopted SFAS 142, Goodwill and Other Intangible Assets, in 2002, we ceased amortizing goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. Since then, primarily as a result of acquisitions in 2002 and 2003, the net balance of goodwill has grown to $8.1 million as of March 31, 2006. We review goodwill for impairment annually during the quarter ending March 31. Our review during the quarter ended March 31, 2006 indicated no impairment. If, as a result of an annual or any other impairment review that we perform in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge. Such a charge could have a material adverse impact on our financial position and/or operating results.
27 of 61

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three months ended March 31, 2006 and March 31, 2005:

	Three Months Ended March 31,
	2006	2005
Revenues:
Product	98.4%	99.2%
Service	1.6	0.8
Total revenues	100.0	100.0
Cost of revenues:
Cost of product	42.5	40.2
Cost of service	4.1	2.3
Total cost of revenues	46.6	42.5
Gross profit	53.4	57.5
Operating expenses:
Product development	65.0	28.7
Sales and marketing	47.9	23.2
General and administrative	31.7	20.5
Total operating expenses	144.6	72.4
Loss from operations	(91.2)	(14.9)
Interest and other income, net	12.9	4.9
Loss before provision for income taxes	(78.3)	(10.0)
Provision for income taxes	0.7	0.4
Net loss	(79.0%)	(10.4%)

Revenues

Total revenues
	Three Months Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Total revenues	$10,745	$21,683	$(10,938)	(50.4%)

The $10.9 million decrease in total revenues for the quarter ended March 31, 2006 as compared to the same period in 2005 was primarily the result of a $10.2 million reduction in Enel Project related revenues (see discussion below), a $530,000 reduction in LonWorks Infrastructure revenues (see discussion below), and a $187,000 reduction in NES revenues (see discussion below).

28 of 61

LonWorks Infrastructure revenues
	Three Months Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

LonWorks Infrastructure revenues	$10,379	$10,909	$(530)	(4.9%)

Our LonWorks Infrastructure revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. The $530,000 decrease in LonWorks Infrastructure revenue for the quarter ended March 31, 2006 as compared to the same period in 2005 was primarily the result of a revision we made to our revenue recognition methodology for sales made to our European distributor, EBV (see discussion below). The revision resulted in a decrease in our LonWorks Infrastructure revenues during the first quarter of 2006 of approximately $2.9 million. In addition, the impact of sales made in foreign currencies, principally the Japanese Yen, contributed approximately $54,000 to the quarter-over-quarter decline. Offsetting these decreases were increases in LonWorks Infrastructure revenues in all the geographic markets we serve. We believe these increases are due, at least in part, to our customer’s utilization of our products in new applications, such as energy management and street lighting controls.

We sell our LonWorks Infrastructure products through our direct sales force, distributors, and select third-party electronics representatives. Worldwide sales to distributors, including those to EBV, accounted for approximately 36.1% of total net revenues for the quarter ended March 31, 2006, and 23.1% for the same period in 2005. With the exception of EBV, none of our distributor partners are entitled to return excess products. In order to address changing business conditions with these distributors other than EBV, we are currently considering modifying our contracts with them to allow for limited rights of return, which will likely require us to defer revenue recognition on sales made to them until such time as the products are sold through to their end customers. We currently expect these contractual modifications, if completed, will occur before the end of 2006. We expect the impact of these contractual changes with our distributor partners other than EBV will be to reduce our full year 2006 LonWorks Infrastructure revenues by less than $1.0 million.

Although we experienced a modest decrease in our LonWorks Infrastructure revenues during the first quarter of 2006 as compared to the same period in 2005, we continue to believe that, as long as current worldwide economic conditions do not deteriorate, full year 2006 revenues from our LonWorks Infrastructure business will improve from the $46.6 million recorded in 2005. This expected improvement, however, will be subject to further fluctuations in the exchange rates between the U.S. dollar and the Japanese Yen. If the U.S. dollar were to strengthen against the Japanese Yen, our revenues would decrease. Conversely, if the U.S. dollar were to weaken against the Japanese Yen, our revenues would increase. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in Japanese Yen (or other foreign currencies) and the magnitude of the exchange rate fluctuation from year to year. The portion of our revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 6.2% for the quarter ended March 31, 2006 and 3.1% for the same period in 2005. We do not currently expect that, during the remainder of 2006, the amount of our LonWorks Infrastructure revenues conducted in these or other foreign currencies will fluctuate significantly from that experienced in 2005. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our LonWorks Infrastructure revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

NES revenues
	Three Months Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

NES revenues	$166	$353	$(187)	(53.0%)

29 of 61

NES revenues generated during the quarters ended March 31, 2006 and 2005 were primarily related to the completion of system trials and, to a lesser extent, for the first quarter of 2006, shipment of NES products.

We expect that, during 2006, shipments of our NES products will increase significantly over 2005 levels, due primarily to the fact that in late 2005, we and one of our NES value-added resellers, or VAR, partners won a utility tender for an intelligent metering system with Vattenfall AB, a Swedish utility company. In addition, in early 2006 we won a small utility tender in the Netherlands with the Dutch utility Nuon. Our ability to recognize revenue on these shipments, as well as shipments for other NES projects that we may win in the future, will depend on several factors, including, but not limited to, modification of the existing shipment schedules included in the contracts that have been awarded to us thus far, and certain contractual provisions, such as customer acceptance. In addition, the complex revenue recognition rules relating to products such our NES system could also require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. In some instances, the reasons for these deferrals may not be fully under our control, which could result in the actual timing of revenue being significantly different than we currently anticipate.

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

Enel project revenues
	Three Months Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005	2006 over 2005 $ Change	2006over 2005 % Change

Enel project revenues	$200	$10,422	$(10,222)	(98.1%)

The $10.2 million decrease in Enel Project revenues for the quarter ended March 31, 2006, as compared to the same period in 2005, was primarily attributable to the completion of our sales of components and products for the deployment phase of Enel’s Contatore Elettronico project during 2005. Enel has asked us to provide them with spare parts for use in their system in Italy. We have agreed to this request, and the $200,000 of Enel project revenue recognized in the first quarter of 2006 represents our initial shipments against this request. We currently expect shipments of these spare parts will total approximately $7.0 million during 2006, and expect to complete our deliveries during the second quarter of 2006.

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
30 of 61

EBV revenues
	Three Months Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

EBV revenues	$2,444	$3,853	$(1,409)	(36.6%)

Sales to EBV, our largest distributor and the primary independent distributor of our products in Europe, accounted for 22.7% of our total revenues for the quarter ended March 31, 2006 and 17.8% of our total revenues for the same period in 2005. The primary factor contributing to the $1.4 million decrease between the two quarters was the fact that, during the first quarter of 2006, we revised our revenue recognition methodology for sales made to EBV. Under the revised methodology, we will now defer revenue, as well as cost of goods sold, on items shipped to EBV that remain in EBV’s inventories at quarter-end. Revenue will be recognized on these products, along with the corresponding gross margin, when EBV sells them to its customers in future periods. As noted above, this revision resulted in a revenue decrease of approximately $2.9 million for the quarter ended March 31, 2006. The revision will not have an impact on cash flows from operations or require any changes to historical financial statements.

Prior to 2006, we recognized revenue on sales made to EBV upon shipment, less estimated reserves for future sales discounts and returns as required under Statement of Financial Accounting Standards No. 48 (“SFAS 48”), Revenue Recognition When Right of Return Exists. This methodology required us to monitor EBV’s quarter-end inventory balances, as well as forecasted future sales activity, and to defer revenue and cost of goods sold on those items in EBV’s inventory that we considered to be excess to EBV’s requirements, and thus subject to return under EBV’s contractual stock rotation rights. In addition, at each quarter-end, a separate reserve was established to provide for estimated future sales discounts in the form of point-of-sale (“POS”) credits. These POS credits would in turn be issued to EBV once EBV sold qualifying products to certain of its customers.

The revision made to our method of revenue recognition for sales made to EBV was done for a number of reasons, including, but not limited to, changes in both the demand for our products and the types of applications for which our products are being used by EBV’s end-customers, as well as an increase in the breadth and mix of products sold to EBV for high volume applications. These changes caused our management to conclude that they could no longer reasonably and reliably estimate and reserve for both EBV’s future returns of excess inventory and allowances for future POS credits, each of which is a required adjustment under SFAS 48 when revenue is recognized at the time of shipment.

Excluding the impact of the accounting method revision, EBV shipments were quite strong during the first quarter of 2006 as compared to the same period in 2005. We believe this was due to an increase in demand for our products by EBV’s customers, as well as changes in EBV’s purchasing activity resulting from the new Restriction of Hazardous Substances, or RoHS, regulations. Under these new rules, which become effective in the European Union (and elsewhere) in mid-2006, manufacturers such as Echelon will be required to eliminate certain hazardous substances (e.g., lead, cadmium, mercury, etc.) from the products they sell into the region. We believe that, in an effort to minimize any excess inventories of non-RoHS compliant products, EBV and EBV’s customers have been tightly managing their inventory balances, which, in late 2005, resulted in reduced shipments to EBV until the RoHS compliant products became available. We began shipping the RoHS compliant versions of some of our products in volume quantities in late 2005, and expect to complete the transition for our remaining products during 2006.

We currently sell our products to EBV in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency exchange rate risks. However, EBV has the right, on notice to our company, to require that we sell our products to them in Euros.

31 of 61

Our contract with EBV, which has been in effect since 1997 and to date has been renewed annually thereafter, expires in December 2006. If our agreement with EBV is not renewed, or is renewed on terms that are less favorable to us, our revenues could decrease and our future financial position could be harmed.

Product revenues
	Three Months Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Product revenues	$10,574	$21,516	$(10,942)	(50.9%)

The $10.9 million decrease in product revenues for the quarter ended March 31, 2006 as compared to the same period in 2005 was primarily the result of a $10.2 million reduction in Enel Project related revenues, as well as reductions in both our LonWorks Infrastructure and NES revenues.

Service revenues
	Three Months Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Service revenues	$171	$167	$4	2.4%

The $4,000 increase in service revenues during the quarter ended March 31, 2006 as compared to the same period in 2005 was primarily due to the timing of our customer support and training revenues. We do not currently believe that our service revenues will change substantially from prior year levels.

Gross Profit and Gross Margin
	Three Months Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Gross Profit	$5,737	$12,470	$(6,733)	(54.0%)
Gross Margin	53.4%	57.5%	--	(4.1)

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

The 4.1 percentage point decrease in gross margin during the first quarter of 2006 was due primarily to the impact of lower overall revenues on gross margins. As discussed above, a portion of our cost of goods sold relates to indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when revenues decrease, as they did in the quarter ended March 31, 2006 as compared to the same period in 2005, gross margins are negatively impacted. In addition, during the first quarter of 2006, we adopted SFAS 123R and began recording compensation expense associated with stock options and other forms of equity compensation. This resulted in a $117,000 increase in our total cost of revenues, which had a corresponding effect of reducing our gross margin by 1.1 percentage points.
32 of 61

Offsetting these negative impacts was a favorable increase in our gross margin related to a change in the mix of Enel Project and LonWorks Infrastructure revenues. During the quarter ended March 31, 2006, approximately 1.9% of our revenues were attributable to the Enel Project and 96.6% were attributable to sales of our LonWorks Infrastructure products and services. For the quarter ended March 31, 2005, approximately 48.1% of our revenues were attributable to the Enel Project, while 50.3% resulted from sales of our LonWorks Infrastructure products and services. The percentage of revenues generated from sales of our NES system products was relatively unchanged between the two periods, at 1.5% for the quarter ended March 31, 2006 and 1.6% for the same period in 2005. In general, gross margins on Enel Project revenues tend to be lower than those generated from sales of our LonWorks Infrastructure products and services. As a result, when Enel Project revenues are lower as a percentage of overall revenues, as they were during the quarter ended March 31, 2006, overall gross margins tend to be higher. Conversely, when Enel Project revenues comprise a higher percentage of overall revenues, as they were during the quarter ended March 31, 2005, overall gross margins tend to be lower.

We expect that, for full year 2006, overall gross margin will decrease from the 55.6% experienced in 2005 due to lower overall expected revenues, the impact of SFAS 123R, and the mix of our revenues.

Operating Expenses

Product Development
	Three Months Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Product Development	$6,991	$6,217	$774	12.4%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $774,000 increase in product development expenses for the quarter ended March 31, 2006 as compared to the same period in 2005 was primarily due to an increase in compensation expenses for our product development personnel, which was comprised of stock-based compensation expenses resulting from our adoption of SFAS 123R during the first quarter of 2006 and, to a lesser extent, an increases in our product development personnel headcount. Partially offsetting these increases was a decrease in fees paid to third party service providers.

We expect that, for full year 2006, product development expenses will increase over 2005 levels due primarily to the impact of SFAS 123R and, to a lesser extent, increases in our product development personnel headcount.

Sales and Marketing
	Three Months Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Sales and Marketing	$5,147	$5,025	$122	2.4%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, facilities costs, travel and entertainment, advertising and product promotion, and other costs associated with our sales and support offices.

33 of 61

The $122,000 increase in sales and marketing expenses for the quarter ended March 31, 2006 as compared to the same period in 2005 was primarily due to an increase in stock-based compensation expenses resulting from our adoption of SFAS 123R effective January 1, 2006. Partially offsetting this increase was a $156,000 decrease resulting from the impact of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen.

We expect that, for full year 2006, our sales and marketing expenses will increase over 2005 levels. We believe that this increase will be primarily attributable to increases in compensation expenses due to the impact of SFAS 123R as well as sales incentive compensation plans. If foreign exchange rates remain at March 31, 2006 levels, a portion of these increases may be offset by favorable exchange rate fluctuations. If the U.S. dollar were to strengthen further against the foreign currencies where we do business, our sales and marketing expenses could decrease further as compared to amounts incurred in 2005. Conversely, if the dollar were to weaken against these currencies, our expenses would rise.

General and Administrative
	Three Months Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

General and Administrative	$3,402	$4,451	$(1,049)	(23.6%)

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $1.0 million decrease in general and administrative expenses during the quarter ended March 31, 2006 as compared to the same period in 2005 was primarily attributable to a $1.1 million decrease in professional fees paid for legal and accounting services rendered to the company. During the first quarter of 2005, these costs were unusually high due to our arbitration with Enel, and to a lesser extent, additional fees paid to our external auditors resulting from increased Sarbanes-Oxley compliance requirements. While we did experience an increase of approximately $246,000 in our compensation costs for general and administrative personnel during the first quarter of 2006 as compared to the same period in 2005 resulting from our adoption of SFAS 123R, these increased expenses were offset by reductions in other costs such as bad debt expense and travel and entertainment expenses, among others.

We expect that, for full year 2006, general and administrative costs will be slightly lower than those incurred in 2005. Although we expect reduced 2006 spending for legal and other costs as a result of the conclusion of our Enel arbitration in 2005, we expect these savings will be partially offset by increases in stock-based compensation costs resulting from our adoption of SFAS 123R.

Interest and Other Income, Net
	Three Months Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Interest and Other Income, Net	$1,394	$1,061	$333	31.4%

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. In addition, foreign exchange translation gains and losses related to short-term intercompany balances are also reflected in this amount.
34 of 61

Interest income increased by approximately $587,000 during the quarter ended March 31, 2006 as compared to the same period in 2005. This increase is primarily attributable to an overall improvement in the average yield on our investment portfolio. Yields have been increasing since June 2004 as a result of the Federal Reserve’s interest rate increases. As short-term investments we purchased in 2004 and 2005 have come to maturity, the proceeds have been re-invested in instruments with higher effective yields, thus increasing interest income. Partially offsetting the $587,000 increase in interest income between the two quarters was the impact of foreign exchange translation losses on our short-term intercompany balances.

Although interest rates have been increasing steadily since June 2004, we expect that our anticipated operating losses for 2006 will require us to use a portion of our existing cash and short-term investment portfolio to fund ongoing business operations. In addition, we may decide to continue repurchasing our common stock in accordance with our board of directors approved stock repurchase program, which expires in March 2007. As a result, we expect that the average amount of our invested cash will decrease during 2006, which could result in reduced interest income. In addition, future fluctuations in the exchange rates between the United States dollar and the currencies in which we maintain our short-term intercompany balances (principally the European Euro and the British Pound Sterling) will also affect our interest and other income, net.

Provision for Income Taxes
	Three Months Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Provision for Income Taxes	$80	$100	$(20)	(20.0%)

The provision for income taxes for 2006 includes a provision for federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes of $80,000 for the quarter ended March 31, 2006, and $100,000 for the quarter ended March 31, 2005, primarily consist of taxes related to profitable foreign subsidiaries and various state minimum taxes.

Although we expect to generate a loss before provision for income taxes in 2006, we will be required to book income tax expense to cover, at a minimum, the foreign taxes owed on income generated by our profitable foreign subsidiaries. We currently expect our 2006 provision for income taxes will be slightly higher than the amounts provided for in 2005.

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

35 of 61

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $108,000 during the quarter ended March 31, 2006, and $132,000 for the same period in 2005.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Legal Actions. On May 3, 2004, we announced that Enel filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the Research and Development and Technological Cooperation Agreement dated June 28, 2000. The arbitration took place in London in early March 2005 under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce. We received the arbitration panel’s decision on September 29, 2005. The arbitration tribunal awarded Enel €4,019,750 in damages plus interest from December 15, 2004 and the sums of $52,000 and €150,000 in arbitration and legal related costs, respectively. These amounts, which total approximately $5.2 million, were included in our results of operations for the year ended December 31, 2005. As of December 31, 2005, approximately $3.0 million of the $5.2 million award was unpaid and is reflected in accrued liabilities. As of March 31, 2006, all amounts due Enel under the arbitration ruling have been paid. The arbitration tribunal refused Enel’s request to extend the supply or marketing obligations of Echelon.

In addition to the matter described above, from time to time, in the ordinary course of business, we are also subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of March 31, 2006, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
36 of 61

As of March 31, 2006, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$30,075	$4,999	$9,380	$9,395	$6,301
Purchase commitments	20,360	20,198	162	--	--
Total	$50,453	$25,197	$9,542	$9,395	$6,301

LIQUIDITY AND CAPITAL RESOURCES

 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through March 31, 2006, we raised $277.9 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

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

In March and August 2004, our board of directors approved a second stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. Since inception, we have repurchased a total of 1,529,711 shares under the program at a cost of $10.7 million. As of March 31, 2006, 1,470,289 shares are available for repurchase. The stock repurchase program will expire in March 2007.

The following table presents selected financial information as of March 31, 2006 and for each of the last three fiscal years (dollars in thousands):

	March 31, 2006	2005	2004	2003
Cash, cash equivalents, and short-term investments	$151,522	$154,480	$160,364	$144,923
Trade accounts receivable, net	6,155	11,006	17,261	20,110
Working capital	149,612	157,474	173,391	160,745
Stockholders’ equity	173,424	181,308	211,062	200,924

37 of 61

As of March 31, 2006, we had $151.5 million in cash, cash equivalents, and short-term investments, a decrease of $3.0 million as compared to December 31, 2005. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Net cash used in operating activities. Net cash used in operating activities has historically been driven by net income (loss) levels, adjustments for non-cash charges such as depreciation, amortization, in-process research and development charges, and stock-based compensation, as well as fluctuations in operating asset and liability balances. Net cash used in operating activities was $1.1 million for the quarter ended March 31, 2006, roughly equivalent to the same period in 2005. During the quarter ended March 31, 2006, net cash used in operating activities was primarily a result of our net loss of $8.5 million, offset by stock-based compensation expenses of $1.4 million, depreciation and amortization expense of $1.0 million, a reduction in our bad debt reserve balance of $94,000, and changes in our operating assets and liabilities of $5.1 million. During the quarter ended March 31, 2005, net cash used in operating activities was primarily a result of our net loss of $2.3 million, offset by depreciation and amortization expense of $1.1 million, stock-based compensation expenses of $93,000, and changes in our operating assets and liabilities of $34,000.

Net cash provided by (used for) investing activities. Net cash provided by (used for) investing activities has historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $8.3 million for the quarter ended March 31, 2006, a $21.6 million increase from the same period in 2005. During the quarter ended March 31, 2006, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $22.2 million, offset by purchases of available-for-sale short-term investments of $12.8 million and capital expenditures of $1.0 million. Net cash used in investing activities for the quarter ended March 31, 2005 of $13.3 million was principally due to purchases of $36.5 million of available-for-sale short-term investments, capital expenditures of $556,000, and changes in our other long-term assets of $57,000, offset by proceeds from sales and maturities of available-for-sale short-term investments of $23.8 million.

Net cash used in financing activities. Net cash provided by (used in) financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs. Net cash used in financing activities was $977,000 million for the quarter ended March 31, 2006, a $1.1 million decrease over the same period in 2005. During the quarters ended March 31, 2006 and 2005, net cash used in financing activities was attributable to open-market purchases of our common stock under our stock repurchase program.

We use well-regarded investment management firms to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated United States corporate obligations, United States government securities, and to a lesser extent, foreign corporate obligations, certificates of deposit, and money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our board of directors.

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

38 of 61

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

 RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2006, and the years ended December 31, 2005, 2004, and 2003, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

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

In September 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million (see Note 11 to our accompanying condensed consolidated financial statements for additional information on our transactions with Enel). The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. As of April 30, 2006, to our knowledge Enel had not disposed of any of its 3.0 million shares.

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. Enel appointed Mr. Francesco Tatò as its representative to our board of directors in September 2000. As a consequence of the expiration of Mr. Tatò’s mandate as Enel’s Chief Executive Officer, Mr. Tatò resigned his board memberships in all of Enel’s subsidiaries and affiliates, including Echelon. His resignation from our board of directors was effective in June 2002. Enel has reserved its right to nominate a new member of our board of directors, although, as of April 30, 2006, it has not done so. During the term of service of Enel’s representative on our board of directors from September 2000 to June 2002, Enel’s representative abstained from resolutions on any matter relating to Enel.

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel. Under the terms of the research and development agreement, we cooperated with Enel to integrate our LonWorks technology into Enel’s remote metering management project in Italy. For the quarter ended March 31, 2006, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $200,000, none of which was included in our accounts receivable balance as of March 31, 2006. For the quarter ended March 31, 2005, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $10.4 million. As of March 31, 2005, $12.9 million of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. We currently expect that, during 2006, Enel will purchase approximately $7.0 million worth of spare parts from us for use in the Contatore Elettronico.

39 of 61

 RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. As we do not currently engage in hedging activities, we do not currently expect the adoption of SFAS 155 will have a material impact on our consolidated financial position, results of operations, or cash flows.

In June 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for how an entity accounts for, and reports, a change in accounting principle. Previously, most voluntary changes in accounting principles were implemented by reflecting a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements.

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

Now that the deployment phase of the Enel project has been completed, our overall revenue has declined. Due to the lengthy sales cycle and timing of revenues for our NES business, our revenues may decline further.

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

We believe that utility companies generally require a lengthier sales cycle than do most of our other customers. For example, in December 2005 we announced the Swedish utility, Vattenfall AB, had selected our NES system for deployment in part of its service territory. Prior to this award, our VAR partner, Telvent, and we had been discussing the benefits of the NES system with Vattenfall for about three years. In addition, in many instances, one or more field trials of our NES system products may be required before a final decision is made by the utility. For example, a subsidiary of Nuon, a utility grid operator located in the Netherlands, completed a limited field trial of our NES system within its service territory in early 2005. In early 2006, Nuon selected our NES system for a small deployment in part of its service territory. Once that effort is completed, which we believe will happen in late 2006 or early 2007, we expect Nuon will issue a public tender for an even larger deployment within their service territory. However, there is no guarantee that we will win that tender, if and when Nuon decides to issue it. In addition, there is generally an extended development and integration effort required in order to incorporate the new technology into the utility’s existing infrastructure.
40 of 61

Once a utility decides to move forward with a large-scale deployment of our NES system, the timing of, and our ability to recognize revenue on, our NES system product shipments will depend on several factors, including, but not limited to, the shipment schedules included in the contracts and certain contractual provisions, such as acceptance of all or any part of the system by the utility. For example, under the terms of our current arrangement with Nuon, there are significant customer acceptance provisions that will require us to defer revenue recognition until Nuon accepts the system, which we currently expect will happen in early 2007. In addition, the complex revenue recognition rules relating to products such as our NES system could also require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. In some instances, the reasons for these deferrals may not be fully under our control, which could result in the actual timing of revenue being significantly different than we currently anticipate.

Due to the extended sales cycle and the additional development and integration time required, as well as the uncertainty of the timing of our NES revenues, we do not currently believe we will be able to completely replace the expected $19.9 million reduction in Enel revenues in 2006. As a result, our 2006 revenues, results of operations, and financial condition will be harmed.

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

We cannot assure you that our NES system will be accepted in the utility market place to the extent required for us to realize a reasonable return on our investments in developing the system. For example, in order to realize all of the benefits of the NES system, a utility must replace a significant portion of its metering infrastructure with a homogenous population of intelligent, networked meters. In addition, even if the NES system meets a utility’s technical specifications, we may not be able to meet all of the utility’s contractual requirements. We also cannot assure you that, if accepted by the utilities, our NES system will generate economic returns that meet our financial targets. For example, revenues from our NES system offering may be lower than we currently anticipate, as was the case for actual versus targeted NES system revenues for both 2004 and 2005. The timing of these revenues could also fluctuate from our business plan for a variety of reasons, including changes in shipping schedules, contractual provisions such as customer acceptance, and complex revenue recognition rules related to sales of products consisting of multiple elements such as our NES system. Additionally, when we do recognize revenue on sales of our NES system products, we expect the gross margins generated from such sales will be lower than those generated by most of our other products.

Even if we are successful in penetrating the utility market with our NES system offering, we face competition from many companies. For example, Enel, our largest customer for the last several years, has designed a system that it may use to compete with our NES system using third party products instead of our products. Enel has significantly greater experience and financial, technical, and other resources than we have. Enel previously announced an alliance with IBM to market and sell metering systems worldwide. We do not currently believe that our company will contribute to that alliance. Other competitors, including Actaris, DCSI, Elster, Hunt Technologies, Itron, Iskraemeco, and Landis and Gyr, as well as our own customers such as Enermet, Horstmann Controls, Kamstrup, and Metrima, have also developed and are marketing their own multi-service metering systems that compete with our NES system offering. We believe that our NES system will compete with other offerings both in terms of technical capabilities as well as price, warranties, indemnities, penalties, and other contractual provisions.

41 of 61

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

We are in the process of implementing programs to comply with newly enacted Restrictions on Hazardous Substances, or RoHS, regulations that require certain manufacturers, such as Echelon, to eliminate hazardous substances (e.g., lead, cadmium, mercury, etc.) from the commercial products that are sold to customers in the European Union and Japan. These new rules become effective in mid-2006.  Transitioning our products from non-compliant to RoHS-compliant is a complex, costly, and time-consuming process. During the transition, we face several risks, including, but not limited to, risks that we will be unable to successfully develop RoHS compliant alternatives for our existing non-RoHS compliant products, that we will be unable to complete the transition in a timely manner, that our contract electronic manufacturers will not be able to produce our RoHS compliant products in a timely and cost effective manner, and that the costs associated with this development effort will be higher than originally anticipated. In addition, as all other suppliers in the market affected by the RoHS regulations attempt to make this transition, availability of RoHS compliant materials and expertise in RoHS compliant certifications is in great demand. Delays in availability of RoHS compliant materials and the certifications necessary to support their use may have a negative impact on our revenues for the balance of 2006 or until such time as our transition is complete.

In addition, we face the risk that, in order to minimize any exposure to excess non-RoHS compliant inventories, our customers, including our distributors such as EBV, may reduce their inventory levels significantly from historical levels. While we expect that, once the transition is complete, our customers would restore their inventories back to historical levels, such action by our customers and/or distributors could result in a reduction in revenue during the second quarter of 2006 due to the timing of these inventory level adjustments. Lastly, we also face the risk that, in transitioning our products to comply with these new regulations, we could ourselves be left with excess quantities of non-RoHS compliant inventory for which an excess and obsolete inventory reserve would be required. If any of these risks materialize, our revenues, results of operations, and financial position could be harmed.

Effective January 1, 2006, we began recording compensation expense for the calculated fair value of stock options and other compensatory equity-based awards that we issue to our employees, which has harmed our results of operations.

We believe that stock options are a key element in our ability to attract and retain employees in the markets in which we operate. In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment: an amendment of FASB Statements No. 123 and 95. SFAS 123R requires a company to recognize, as an expense, the calculated fair value of stock options and other stock-based compensation granted to employees and other service providers. We adopted these new rules effective January 1, 2006.

42 of 61

Prior to 2006, we used the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally did not consider stock option grants issued under our employee stock option plans to be compensation when the exercise price of the stock option was equal to or greater than the fair market value on the date of grant. Effective January 1, 2006, we began recording a compensation charge as stock options or other stock-based compensation awards are issued or as they vest, including the unvested portion of options that were granted on or before December 31, 2005. This compensation charge is based on a calculated fair value of the option or other stock-based award using a complex methodology, and which may not correlate to the current market price of our stock. In addition, this calculation requires management to use several estimates, any one of which could have a significant impact on the option’s calculated fair value. If any of these estimates prove to be different from actual results, the calculated fair value of the option could be significantly under or over stated. The additional compensation expense we are required to record under SFAS 123R has resulted in a reduction in our reported gross margins as compared to prior years as well as a material increase in our operating expenses from historical levels. This has, in turn, had, and will continue to have, a significant negative impact on our results of operations.

Our markets are highly competitive. Many of our competitors have longer operating histories and greater resources than we do. If we are unable to effectively compete in the industry, our operating results would be harmed.

Competition in our markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and rapid changes in customer requirements. To maintain and improve our competitive position, we must continue to develop and introduce, in a timely and cost-effective manner, new products, features and services that keep pace with the evolving needs of our customers. The principal competitive factors that affect the markets for our control network products include the following:

•	our ability to develop and introduce new products on a timely basis;
•	our product reputation, quality, and performance;
•	the price and features of our products such as adaptability, scalability, functionality, ease of use, and the ability to integrate with other products;
•	our customer service and support; and
•	warranties, indemnities, and other contractual terms.

In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. For our LONWORKS Infrastructure products, our competitors include some of the largest companies in the electronics industry, such as Siemens in the building and industrial automation industries, and Allen-Bradley (a subsidiary of Rockwell Automation) and Groupe Schneider in the industrial automation industry. Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, and broader product offerings. As a result, these competitors may be able to devote greater resources to the development, marketing, and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. In addition, those competitors that manufacture and promote closed, proprietary control systems may enjoy a captive customer base dependent on such competitors for service, maintenance, upgrades and enhancements. Products from other companies such as Digi International, emWare, Ipsil, JumpTec, Lantronix, Microsoft, and Wind River Systems, as well as certain micro-controller manufacturers including Freescale (formerly Motorola), Texas Instruments, Micro Chip, and Philips, all of which promote directly connecting devices to the Internet, could also compete with our products. In addition, in the utilities market, products from companies such as Actaris, DCSI, Elster, Hunt Technologies, Itron, Iskraemeco, and Landis and Gyr, each of which offers automatic meter reading products for the utility industry, as well as metering systems from our customers such as Enel, Enermet, Horstmann Controls, Kamstrup, and Metrima, could compete with our NES system. For example, Enel, working with IBM, competes with our NES system using third party products instead of our products. Enel and IBM, as well as several other named competitors, have significantly greater experience and financial, technical, and other resources than we have. If we are unable to compete effectively in any of the markets we serve, our revenues, results of operations, and financial position could be harmed.

43 of 61

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

Currently, significant portions of our revenues are derived from sales to distributors, including EBV, the primary independent distributor of our products to OEMs in Europe. Sales to EBV, our largest distributor, accounted for 22.7% of our total net revenues for the quarter ended March 31, 2006, and 17.8% for the same period in 2005. Worldwide sales to distributors, including those to EBV, accounted for approximately 36.1% of total net revenues during the first quarter of 2006, and 23.1% of our total net revenues for the same period in 2005.

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

In addition, in order to address changing business conditions in other parts of the world that are not served by EBV, we are currently considering modifying the contractual return rights, or otherwise changing the terms of our agreements with our distributors that operate in those locations. If such changes are made, we could be required to defer the revenue on sales made to these distributors until such time as the distributors sold the products to their end-user customers. Such a change in our revenue recognition for these sales could result in a material reduction in our revenues in the period when we modify the distributor agreement(s).

44 of 61

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

In addition, because of the inherent limitations in all financial control systems, it is possible that a material weakness may be found in our internal controls over financial reporting, which could affect our ability to insure proper financial reporting. For example, as described more fully in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, in October 2005 we identified a material weakness in our internal controls over revenue recognition at our Japanese subsidiary, although that weakness was remediated prior to the end of 2005.

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

45 of 61

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

We also maintain manufacturing agreements with other semiconductor manufacturers for the production of key products, including those used in the Enel Project and our NES system. For example, in 2003 we announced a new product family that we refer to as Power Line Smart Transceivers. A sole source supplier, ST Microelectronics, manufactures these products. We currently have no other source of supply for Power Line Smart Transceivers or the components manufactured by Cypress and AMI Semiconductor.

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

Because we depend on sole or a limited number of suppliers, any price increases, shortages, or interruptions of supply would adversely affect our revenues and/or gross profits.
46 of 61

As previously discussed, we currently purchase several key products and components only from sole or limited sources. For some of these suppliers, we do not maintain signed agreements that would obligate them to supply to us on negotiated terms. As a result, we may be vulnerable to price increases for products or components. In addition, in the past, we have occasionally experienced shortages or interruptions in supply for certain of these items, which caused us to delay shipments beyond targeted or announced dates. In some cases, these shortages were caused by the normal fluctuations in component lead times. Any future lengthening of component lead times may make it more difficult for us to meet our scheduled delivery dates and could adversely affect our revenues.

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

For the quarter ended March 31, 2006, we generated a loss of $8.5 million. As of March 31, 2006, we had an accumulated deficit of $92.6 million. We have invested and expect to continue investing significant financial resources in product development, marketing and sales. We believe we will incur a substantial loss in 2006. Consequently, we currently expect our cash and short-term investment balances to decline as a result of such losses.

Our future operating results will depend on many factors, including:

•	adoption of our NES solution and other products by service providers for use in utility and/or other home automation projects;
•	the timing of revenue recognition related to sales of our NES system products;
47 of 61

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

•	growth in acceptance of our products by OEMs, systems integrators, service providers and end-users;
•	the effect of expensing stock option grants or other compensatory awards to our employees;
•	our ability to attract new customers in light of increased competition;
•	our ability to develop and market, in a timely and cost-effective way, new products that perform as designed;
•	costs associated with any future business acquisitions, including up-front in-process research and development charges and ongoing amortization expenses related to other identified intangible assets;
•	ongoing operational expenses associated with any future business acquisitions;
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

As of December 31, 2005, we had net operating loss carry forwards for federal income tax reporting purposes of approximately $81.0 million and for state income tax reporting purposes of approximately $16.5 million, which will expire at various dates through 2025. In addition, as of December 31, 2005, we had tax credit carry forwards of approximately $12.4 million, $6.7 million of which will expire at various dates through 2025. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in future periods of net operating loss and credit carry forwards upon the occurrence of certain events, including significant changes in ownership interests. We have performed an analysis of our ownership changes and have reported the net operating loss and credit carry forwards considering such limitations. As of December 31, 2005, our deferred tax assets, including our net operating loss carry forwards and tax credits, totaled approximately $52.2 million. The Internal Revenue Code of 1986 also contains provisions requiring companies to fully utilize net operating losses before utilizing tax credits. As a result, depending on our future taxable income in any given year, some or all of the Federal increased research tax credits, as well as portions of our federal and state net operating loss carryforwards, may expire before being utilized. Consequently, we have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance, our history of losses, and the variability of our operating results.

We face operational and financial risks associated with international operations.

Our international sales and marketing operations are located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 55.7% of our total net revenues for the quarter ended March 31, 2006, and 81.8% of our total net revenues for the same period in 2005. We expect that international sales will continue to constitute a significant portion of our total net revenues.

Our operations and the market price of our products may be directly affected by economic and political conditions in the countries where we do business. In addition, we may not be able to maintain or increase the international demand for our products. Additional risks inherent in our international business activities generally include the following:

•	international terrorism and anti-American sentiment;
•	currency fluctuations;
•	unexpected changes in regulatory requirements, tariffs and other trade barriers;
•	costs associated with compliance with local environmental regulations, such as the RoHS initiative in Europe, Japan, and elsewhere;
•	costs of localizing products for foreign countries and lack of acceptance of non-local products in foreign countries;
•	longer accounts receivable payment cycles;

48 of 61

•	difficulties in managing international operations;
•	labor actions generally affecting individual countries, regions, or any of our customers which could result in reduced demand for our products;
•	potentially adverse tax consequences, including restrictions on repatriation of earnings; and
•	the burdens of complying with a wide variety of foreign laws.

Differing vacation and holiday patterns in other countries, particularly in Europe, may also affect the amount of business that we transact in other countries in any given quarter, the timing of our revenues, and our ability to forecast projected operating results for such quarter.

Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 6.2% for the quarter ended March 31, 2006, and 3.1% for the same period in 2005. In addition, much of our sales and marketing expenses, as well as certain other costs, are incurred in currencies other than the U.S. dollar. For example, in 2005 China revalued its currency, the Chinese Renminbi, against the U.S. dollar. Although the adjustment has not resulted in a material change to the costs for goods and services we obtain from our suppliers and contractors in China, any future revaluations of the Chinese currency against the U.S. dollar could result in significant cost increases. If the value of the U.S. dollar declines as compared to the local currency where the expenses are incurred, our expenses, when translated back into U.S. dollars, will increase.

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

Our quarterly and annual results have varied significantly from period to period, and we have sometimes failed to meet securities analysts’ expectations. For example, although we generated net income ranging from $84,000 to $16.8 million during the years from 2000 to 2004, in 2005 we generated a net loss of $19.7 million, and during the first quarter of 2006 we generated additional losses of $8.5 million. We expect to incur a substantial loss again for the full year 2006, and our future results may continue to fluctuate and may not meet analysts’ expectations in some future period. As a result, the price of our common stock could fluctuate or decline. Some factors that could cause this variability, many of which are outside of our control, include the following:
•
the complex revenue recognition rules relating to products such our NES system could require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period;

•	revenue recognition for sales of our NES system products may be dependent on acceptance criteria determined by our NES system customers;
49 of 61

•	our products may not be manufactured in accordance with specifications or our established quality standards, or may not perform as designed;
•	our future operating results will continue to be materially adversely effected by the expense required to be recorded under SFAS 123R, Share-Based Payment, which became effective in 2006;
•	we may fail to meet analysts’ expectations relating to our NES system and additional utility customers and applications;
•	we may fail to meet analysts’ expectations for revenue growth in our sales of LONWORKS Infrastructure products to OEMs, systems integrators, and other customers;
•	transitioning from non-RoHS compliant to RoHS compliant products could cause our customers to reduce their historical inventory levels, which could reduce our revenues;
•	the rates at which OEMs purchase our products and services may fluctuate;
•	we may fail to introduce new products on a timely basis or before the end of an existing product’s life cycle;
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
50 of 61

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

51 of 61

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

Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. As of April 30, 2006, we have 95 issued U.S. patents, 12 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. In addition, we may not apply for or obtain patents in each country in which our technology may be used. If any of our patents fail to protect our technology, or if we do not obtain patents in certain countries, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

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

52 of 61

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

53 of 61

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

The trading price of our common stock is subject to significant fluctuations in response to numerous factors, including:

•
significant stockholders may sell some or all of their holdings of our stock. For example, Enel presently owns 3,000,000 shares, or approximately 7.6% of our outstanding common stock. Enel is generally free to sell these shares at its discretion. In the event Enel, or any other significant stockholder, elects to sell all or a portion of their holdings in our shares, such sale or sales could depress the market price of our stock during the period in which such sales are made;

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

54 of 61

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

As of April 30, 2006, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 35.7% of our outstanding stock.

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

55 of 61

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

Natural disasters, power outages, and other factors outside of our control such as widespread pandemics could disrupt our business.

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

The outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore, and Vietnam in 2003 also had a negative impact on our business. Any future outbreak of SARS, or other widespread communicable disease pandemics such as avian influenza, more commonly know as bird flu, could similarly impact our operations. Such impact could include, among other things, the inability for our sales and operations personnel located in affected regions to travel and conduct business freely, the impact any such disease may have on one or more of the distributors for our products in those regions, and increased supply chain costs. Additionally, any future SARS or other health-related disruptions at our third-party contract manufacturers or other key suppliers, many of whom are located in China and other parts of southeast Asia, could affect our ability to supply our customers with products in a timely manner, which would harm our results of operations.

56 of 61

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have not experienced any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2005.

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments to hedge these exposures.

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2006 and March 31, 2005, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at March 31, 2006, and March 31, 2005, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

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

Conclusions Regarding Disclosure Controls and Procedures

Our CEO and our CFO, after evaluating our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, or the Exchange Act, Rules 13a-14(c) and 15-d-14(c)) as of March 31, 2006, have concluded that as of such date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

57 of 61

Since we began reviewing our internal controls over financial reporting, we have identified a number of procedures where an opportunity to improve our internal controls existed. As part of our ongoing effort to maximize our internal controls over financial reporting, each of these control improvement opportunities has been, or is in the process of being, remediated by management.

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

58 of 61

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part 1 of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2005 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the repurchase of our common stock during the quarter ended March 31, 2006:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-January 31	--	(1)	--	1,407,999	(1)	1,592,001
February 1-February 28	2,300		$8.01	1,410,299		1,589,701
March 1-March 31	119,412		$7.96	1,529,711		1,470,289
Total	121,712		$7.97	1,529,711		1,470,289

(1)	Shares repurchased in open-market transactions under the stock repurchase program approved by our board of directors in March 2004 and August 2004. The program authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. During the quarter ended March 31, 2006, we repurchased 121,712 shares under the program at a cost of $969,000. Since inception, we have repurchased a total of 1,529,711 shares under the program at a cost of $10.7 million. The stock repurchase program will expire in March 2007

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

59 of 61

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION
Date: May 10, 2006	By:	/s/ Oliver R. Stanfield
Oliver R. Stanfield, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

60 of 61

EXHIBIT INDEX

Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

61 of 61