Form 10-Q
period 2006-06-30
ECHELON CORP
filed 2006-08-09
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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
Yes ☐ No ☒

As of July 31, 2006, 39,421,115 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$48,566	$59,080
Short-term investments	92,799	95,400
Accounts receivable, net	16,789	11,006
Inventories	4,460	3,240
Other current assets	7,677	2,289
Total current assets	170,291	171,015

Property and equipment, net	15,631	14,886
Goodwill	8,198	8,018
Other long-term assets	1,997	2,019

TOTAL ASSETS	$196,117	$195,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,724	$3,972
Accrued liabilities	4,970	7,473
Deferred revenues	12,577	2,096
Total current liabilities	24,271	13,541

LONG-TERM LIABILITIES:
Deferred rent	1,195	1,089
Total long-term liabilities	1,195	1,089

STOCKHOLDERS’ EQUITY:
Common stock	415	415
Additional paid-in capital	280,911	278,005
Treasury stock	(15,470)	(12,925)
Accumulated other comprehensive income (loss)	460	(118)
Accumulated deficit	(95,665)	(84,069)
Total stockholders’ equity	170,651	181,308

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$196,117	$195,938

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Product	$19,209	$17,268	$29,783	$38,784
Service	165	212	336	379
Total revenues	19,374	17,480	30,119	39,163

COST OF REVENUES:
Cost of product (1)	7,303	7,315	11,866	16,022
Cost of service (1)	452	598	897	1,104
Total cost of revenues	7,755	7,913	12,763	17,126

GROSS PROFIT	11,619	9,567	17,356	22,037

OPERATING EXPENSES:
Product development (1)	7,163	6,360	14,154	12,577
Sales and marketing (1)	5,089	5,396	10,236	10,421
General and administrative (1)	3,798	3,596	7,200	8,047
Total operating expenses	16,050	15,352	31,590	31,045

LOSS FROM OPERATIONS	(4,431)	(5,785)	(14,234)	(9,008)

INTEREST AND OTHER INCOME, NET	1,404	1,281	2,798	2,342

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,027)	(4,504)	(11,436)	(6,666)

INCOME TAX EXPENSE	80	100	160	200

NET LOSS	$(3,107)	$(4,604)	$(11,596)	$(6,866)

NET LOSS PER SHARE:
Basic	$(0.08)	$(0.11)	$(0.29)	$(0.17)
Diluted	$(0.08)	$(0.11)	$(0.29)	$(0.17)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic	39,615	40,528	39,691	40,774
Diluted	39,615	40,528	39,691	40,774

(1) Amounts include stock-based compensation costs as follows:
Cost of product	$103	$9	$215	$18
Cost of service	12	--	26	--
Product development	484	12	1,098	24
Sales and marketing	302	12	662	24
General and administrative	408	60	714	120

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended June 30,
	2006	2005

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(11,596)	$(6,866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,167	2,111
Loss on disposal of fixed assets	--	38
Recovery of doubtful accounts	(35)	(1)
Stock-based compensation	2,715	186
Change in operating assets and liabilities:
Accounts receivable	(5,748)	6,491
Inventories	(1,220)	672
Other current assets	(5,388)	(266)
Accounts payable	2,752	(150)
Accrued liabilities	(2,503)	565
Deferred revenues	10,481	51
Deferred rent	106	141
Net cash provided by (used in) operating activities	(8,269)	2,972

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(34,470)	(61,886)
Proceeds from maturities and sales of available-for-sale short-term investments	37,121	54,193
Purchase of restricted investments	--	89
Change in other long-term assets	(158)	224
Capital expenditures	(2,912)	(826)
Net cash used for investing activities	(419)	(8,206)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchase of common stock	(2,545)	(7,090)
Proceeds from issuance of common stock	191	--
Net cash used in financing activities	(2,354)	(7,090)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	528	(778)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,514)	(13,102)

CASH AND CASH EQUIVALENTS:
Beginning of period	59,080	35,510
End of period	$48,566	$22,408

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid for income taxes	$44	$187
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

Revenue Recognition

The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for approximately 8.0% of total revenues for the quarter ended June 30, 2006 and 7.1% for the same period in 2005; and 9.6% of total revenues for the six months ended June 30, 2006 and 6.4% for the same period in 2005. Service revenues consist of product technical support (including software post-contract support services), training, and custom software development services.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable, and there are no post-delivery obligations. For hardware sales, including sales to third party manufacturers and certain of the Company’s distributors for which no rights of return exist, these criteria are generally met at the time of shipment. For sales made to the Company’s distributor partners that do have rights to return certain excess inventory, these criteria are generally met at the time the distributor sells the products through to its end-use customer. For sales of shrink-wrapped software, these criteria are generally met upon shipment to the final end-user.

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

The Company accounts for rights of return, price protection, rebates, and other sales incentives offered to its distributors in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists.

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

Prior to January 1, 2006, the Company accounted for equity compensation according to the provisions of APB 25, and applied the disclosure provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB 25, no compensation expense was recorded in the Company’s statement of operations for stock options where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant. However, during 2005, the Company did record compensation expense for performance share awards issued during 2005. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and six months ended June 30, 2005 (in thousands, except per share amounts).
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss as reported	$ (4,604)	$ (6,866)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	93	186
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,442)	(4,943)
Pro forma net loss	$ (6,953)	$ (11,623)

Basic net income/(loss) per share:
As reported	$ (0.11)	$ (0.17)
Pro forma	$ (0.17)	$ (0.29)

Diluted net income/(loss) per share:
As reported	$ (0.11)	$ (0.17)
Pro forma	$ (0.17)	$ (0.29)

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2005 was $2.38 and $2.76, respectively, and was determined using the following weighted average assumptions:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.6%	3.5%
Expected volatility	56.2%	59.1%
Expected life (in years)	2.5	2.8

Further information regarding stock-based compensation can be found in Note 4 of these Notes to Condensed Consolidated Financial Statements.

Cash and Cash Equivalents

The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of three months or less as cash and cash equivalents.

Short-Term Investments

The Company classifies its investments in marketable debt securities as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of June 30, 2006, the Company’s available-for-sale securities had contractual maturities from three to twenty-four months and an average remaining term to maturity of seven months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of June 30, 2006, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains/ (Losses)
U.S. corporate securities:
Commercial paper	$6,745	$6,746	$1
Certificates of deposit	1,509	1,509	--
Corporate notes and bonds	40,499	40,357	(142)
	48,753	48,612	(141)
Foreign corporate notes and bonds	1,497	1,482	(15)
U.S. government securities	42,897	42,705	(192)
Total investments in debt and equity securities	$93,147	$92,799	$(348)

Computation of Net Loss Per Share

Net loss per share has been calculated under SFAS No. 128, or SFAS 128, Earnings per Share. SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted. Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by adjusting the weighted average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months and six months ended June 30, 2006 and June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss (Numerator):
Net loss, basic & diluted	$ (3,107)	$ (4,604)	$ (11,596)	$ (6,866)
Shares (Denominator):
Weighted average common shares outstanding	39,615	40,528	39,691	40,774
Shares used in basic computation	39,615	40,528	39,691	40,774
Common shares issuable upon exercise of stock
options (treasury stock method)	--	--	--	--
Shares used in diluted computation	39,615	40,528	39,691	40,774
Net loss per share:
Basic	$ (0.08)	$ (0.11)	$ (0.29)	$ (0.17)
Diluted	$ (0.08)	$ (0.11)	$ (0.29)	$ (0.17)

In accordance with SFAS 128, for the three and six months ended June 30, 2006 and 2005, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options excluded from this calculation for the three and six months ended June 30, 2006 was 7,608,798. The number of stock options excluded from this calculation for the three and six months ended June 30, 2005 was 7,346,802.

Impairment of Long-Lived Assets Including Goodwill

The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset’s carrying value to the future undiscounted cash flows the asset is expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. For the three and six month periods ended June 30, 2006 and 2005, the Company has made no material adjustments to its long-lived assets.

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

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. As of June 30, 2006, the Company’s acquired intangible assets with a definite life, which consisted of purchased technology, have been fully amortized.

Recently Issued Accounting Standards

In July, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principal recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its condensed consolidated financial statements.

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

3. Stockholders’ Equity and Employee Stock Option Plans

Preferred Stock

With the closing of the Company’s initial public offering (“IPO”) in July 1998, all of the then outstanding preferred stock automatically converted into 7,887,381 shares of common stock. Upon conversion of the outstanding preferred stock to common stock, such preferred stock was retired. As of June 30, 2006, the Company was authorized to issue 5,000,000 shares of new $0.01 par value preferred stock, of which none was outstanding as of June 30, 2006.

Common Stock

As of June 30, 2006, the Company was authorized to issue 100,000,000 shares of $0.01 par value common stock, of which 39,531,336 were outstanding.

In March and August 2004, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the quarter ended June 30, 2006, the Company repurchased 197,743 shares under the program at a cost of approximately $1.6 million. During the six months ended June 30, 2006, the Company repurchased 319,455 shares under the program at a cost of approximately $2.5 million. As of June 30, 2006, 1,272,546 shares were available for repurchase. The stock repurchase program will expire in March 2007.

Comprehensive Loss

Comprehensive income for the Company consists of net income plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net loss	$(3,107)	$(4,604)	$(11,596)	$(6,866)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	388	(474)	528	(778)
Unrealized holding gain on available-for-sale securities	15	205	50	92
Comprehensive loss	$(2,704)	$(4,873)	$(11,018)	$(7,552)

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

Option Vesting Acceleration

On September 17, 2004, the Company’s board of directors approved the acceleration of vesting for 668,340 outstanding options previously issued to the Company’s Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President and Chief Financial Officer. The accelerated options had exercise prices ranging from $10.89 to $16.69. The fair market value of the Company’s stock on September 17, 2004 was $8.27. The acceleration of the vesting of these options did not result in a compensation charge, as there was no intrinsic value in the options as of the acceleration date. For pro forma disclosure requirements under SFAS 123, the unamortized stock-based compensation related to these options prior to the vesting acceleration was approximately $3.2 million, all of which was recognized in 2004. The Company’s board of directors approved the vesting acceleration for the three executive officers, as they were not eligible to participate in the previously discussed Exchange Program, and because doing so reduced the future stock compensation expense required to be included in the Company’s results from operations under SFAS 123R.

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

Stock Award Activity

The following table summarizes stock award activity, including stock options and performance shares, and related information for the three and six month periods ended June 30, 2006 and 2005:

		Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted-Average Exercise Price Per Share
BALANCE AT MARCH 31, 2005	9,854,071	5,488,435	$14.82
Options granted	(2,443,084)	2,443,084	6.14
Performance shares granted	---	---	---
Options exercised	---	---	---
Options forfeited or expired	584,717	(584,717)	19.66
BALANCE AT JUNE 30, 2005	7,995,704	7,346,802	$11.66

		Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted-Average Exercise Price Per Share
BALANCE AT MARCH 31, 2006	8,624,519	8,005,244	$11.28
Options granted	(60,950)	60,950	8.16
Performance shares granted	(3,650)	---	---
Options exercised	---	(104,250)	8.25
Options forfeited or expired	353,146	(353,146)	13.30
Performance shares forfeited or expired	17,721	---	---
BALANCE AT JUNE 30, 2006	8,930,786	7,608,798	$11.23

		Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted-Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2004	8,109,556	5,594,842	$14.91
Options granted	(2,493,084)	2,493,084	6.16
Performance shares granted	(109,355)	---	---
Options exercised	---	---	---
Options forfeited or expired	741,124	(741,124)	18.80
Additional shares reserved	1,747,463	---	---
BALANCE AT JUNE 30, 2005	7,995,704	7,346,802	$11.66

BALANCE AT DECEMBER 31, 2005	6,949,420	8,089,473	$11.24
Options granted	(69,025)	69,025	8.16
Performance shares granted	(109,667)	---	---
Options exercised	---	(104,250)	8.25
Options forfeited or expired	445,450	(445,450)	12.10
Performance shares forfeited or expired	22,588	---	---
Additional shares reserved	1,692,020	---	---
BALANCE AT JUNE 30, 2006	8,930,786	7,608,798	$11.23

The following table provides additional information for significant ranges of outstanding and exercisable stock options as of June 30, 2006:
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$6.11	1,545,385	3.52	$6.11	$2,132,631
6.26-8.17	272,193	2.63	7.20	128,567
8.19	955,580	4.13	8.19	--
8.24-10.65	628,940	3.89	9.23	--
10.89	849,420	2.71	10.89	--
11.14-12.88	586,132	4.95	11.67	--
12.91	798,670	1.89	12.91	--
13.00-16.06	305,200	4.47	14.12	--
16.35	834,812	4.45	16.35	--
$16.36-$38.81	832,466	4.57	19.26	--
Outstanding	7,608,798	3.70	$11.23	$2,261,198
Vested and expected to vest	7,527,309	3.70	$11.26	$2,242,208
Exercisable	6,281,493	3.67	$11.98	$1,797,672

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.49 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table provides additional information regarding performance share activity for the three and six month periods ended March 31, 2006 and 2005:
	Number Nonvested and Outstanding	Weighted-Average Grant Date Fair-Value
BALANCE AT MARCH 31, 2005	109,355	$6.77
Performance shares granted	---	---
BALANCE AT JUNE 30, 2005	109,355	$6.77

BALANCE AT MARCH 31, 2006	514,118	$8.06
Performance shares granted	3,650	8.94
Performance shares forfeited	(17,721)	7.98
BALANCE AT JUNE 30, 2006	500,047	$8.07

	Number Nonvested and Outstanding		Weighted-Average Grant Date Fair-Value
BALANCE AT DECEMBER 31, 2004	---	$	---
Performance shares granted	109,355		6.77
BALANCE AT JUNE 30, 2005	109,355		$6.77

BALANCE AT DECEMBER 31, 2005	412,968		$7.82
Performance shares granted	109,667		9.00
Performance shares forfeited	(22,588)		8.02
BALANCE AT JUNE 30, 2006	500,047		$8.07

No performance shares vested during the three or six-month periods ended June 30, 2006 and 2005.

4. Stock-Based Compensation:

Impact of Adopting SFAS 123R

The Company adopted SFAS 123R on January 1, 2006, using the modified prospective method. The impact of adopting SFAS 123R on the Company’s loss from continuing operations, pre-tax loss, net loss, basic and diluted net loss per share, cash flows from operations, and cash flows from financing activities for the three and six months ended June 30, 2006 is summarized in the following tables (in thousands, except per share amounts):

Three months ended June 30, 2006	Intrinsic Value Method (A)	Fair Value Method (B)	Impact of Adoption (A) - (B)

Loss from continuing operations	$(3,459)	$(4,431)	$(972)
Loss before provision for income taxes	$(2,055)	$(3,027)	$(972)
Net loss	$(2,135)	$(3,107)	$(972)
Net loss per share - basic	$(0.05)	$(0.08)	$(0.03)
Net loss per share - diluted	$(0.05)	$(0.08)	$(0.03)
Cash flows from operations	$(7,183)	$(7,183)	$--
Cash flows from financing activities	$(1,377)	$(1,377)	$--

Six months ended June 30, 2006	Intrinsic Value Method (A)	Fair Value Method (B)	Impact of Adoption (A) - (B)

Loss from continuing operations	$(12,113)	$(14,234)	$(2,121)
Loss before provision for income taxes	$(9,315)	$(11,436)	$(2,121)
Net loss	$(9,475)	$(11,596)	$(2,121)
Net loss per share - basic	$(0.24)	$(0.29)	$(0.05)
Net loss per share - diluted	$(0.24)	$(0.29)	$(0.05)
Cash flows from operations	$(8,269)	$(8,269)	$--
Cash flows from financing activities	$(2,354)	$(2,354)	$--

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

The weighted average calculated fair value of options granted during the three and six months ended June 30, 2006, was $2.23 and $2.39, respectively, and was determined using the following weighted average assumptions:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.9%	4.8%
Expected volatility	46.8%	47.6%
Expected life (in years)	1.8	2.0

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

Expense Allocation

Compensation expense for all share-based payment awards, including those granted prior to January 1, 2006, has been recognized in accordance with SFAS 123R using the accelerated multiple-option approach. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. As of June 30, 2006, total compensation cost related to non-vested stock options and other equity based awards not yet recognized was $6.2 million, which is expected to be recognized over the next 16 months on a weighted-average basis.

The following table summarizes the stock-based compensation expense related to employee stock options and performance shares under SFAS 123R for the three and six months ended June 30, 2006 and 2005, which was allocated as follows (in thousands):

	Three Months Ended June 30,
	2006	2005
Cost of sales - product	$ 103	$ 9
Cost of sales - service	12	--
Stock-based compensation expense included in cost of sales	115	9
Product development	484	12
Sales and marketing	302	12
General and administrative	408	60
Stock-based compensation expense included in operating expenses	1,194	84
Total stock-based compensation expense related to stock options and performance shares	1,309	93
Tax benefit	--	--
Stock-based compensation expense related to stock options and performance shares, net of tax	$ 1,309	$ 93

	Six Months Ended June 30,
	2006	2005
Cost of sales - product	$ 215	$ 18
Cost of sales - service	26	--
Stock-based compensation expense included in cost of sales	241	18
Product development	1,098	24
Sales and marketing	662	24
General and administrative	714	120
Stock-based compensation expense included in operating expenses	2,474	168
Total stock-based compensation expense related to stock options and performance shares	2,715	186
Tax benefit	--	--
Stock-based compensation expense related to stock options and performance shares, net of tax	$ 2,715	$ 186

Of the $1.3 million of compensation expense recorded for the quarter ended June 30, 2006, approximately $211,000 related to equity compensation awards granted during 2006, while the remaining $1.1 million related to equity compensation awards granted on or before December 31, 2005. Of the $2.7 million of compensation expense recorded for the six month period ended June 30, 2006, approximately $284,000 related to equity compensation awards granted during 2006, while the remaining $2.4 million related to equity compensation awards granted on or before December 31, 2005. Compensation expense of $93,000 and $186,000 for the three and six months ended June 30, 2005, respectively, related solely to performance share awards, and did not reflect any compensation expense for stock options as the Company accounted for those equity compensation awards in accordance with APB 25. Under APB 25, no compensation expense was recorded in the Company’s statement of operations for stock options where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant.

During the three and six month periods ended June 30, 2006 and 2005, no stock-based compensation expense was capitalized as part of the cost of an asset.

Comparative Results

The following table reflects net loss and diluted net loss per share for the three and six months ended June 30, 2006 compared with the pro forma information for the three and six months ended June 30, 2005 (in thousands, except per share amounts):

Three Months Ended June 30,
	2006	2005

Net loss - as reported for the prior period (1)	N/A	$ (4,604)
Stock-based compensation expense related to employee stock options and performance share awards (2)	$ 1,309	$ 2,349
Tax benefit	--	--
Stock-based compensation expense related to stock options and performance share awards, net of tax (3)	$ 1,309	$ 2,349

Net loss, including the effect of stock-based compensation expense (4)	$ (3,107)	$ (6,953)

Diluted net loss per share - as reported for the prior period (1)	N/A	$ (0.11)
Diluted net loss per share, including the effect of stock-based compensation expense (4)	$ (0.08)	$ (0.17)

Six Months Ended June 30,
	2006	2005

Net loss - as reported for the prior period (1)	N/A	$ (6,866)
Stock-based compensation expense related to employee stock options and performance share awards (2)	$ 2,715	$ 4,757
Tax benefit	--	--
Stock-based compensation expense related to stock options and performance share awards, net of tax (3)	$ 2,715	$ 4,757

Net loss, including the effect of stock-based compensation expense (4)	$ (11,596)	$ (11,623)

Diluted net loss per share - as reported for the prior period (1)	N/A	$ (0.17)
Diluted net loss per share, including the effect of stock-based compensation expense (3)	$ (0.29)	$ (0.29)

(1)
Net loss and net loss per share prior to January 1, 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123. Net loss and net loss per share prior to January 1, 2006 did include stock-based compensation expense for performance share awards.

(2)
Stock-based compensation expense related to employee stock options and performance share awards for the three and six months ended June 30, 2005 are net of amounts already reflected in the net loss for the respective periods.

(3)	Stock-based compensation expense prior to January 1, 2006 is calculated based on the pro forma application of SFAS 123.

(4)	Net loss and net loss per share prior to January 1, 2006 represents pro forma information based on SFAS 123.

5. Significant Customers

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. For the last several years, the Company has had two customers that represent a majority of the Company’s revenues: Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers), and EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its LonWorks® Infrastructure products in Europe. For the three and six months ended June 30, 2006 and 2005, the percentage of the Company’s revenues attributable to sales made to these two customers were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Enel	35.4%	33.0%	23.4%	41.3%
EBV	22.0%	21.9%	22.3%	19.6%

Total	57.4%	54.9%	45.7%	60.9%

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

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of product revenues in our consolidated statements of income, was approximately $102,000 during the quarter ended June 30, 2006, and $116,000 for the same period in 2005. Royalty expense was approximately $211,000 for the six months ended June 30, 2006, and $247,000 for the same period in 2005.

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

Legal Actions

On May 3, 2004, the Company announced that Enel filed a request for arbitration to resolve a dispute regarding the Company’s marketing and supply obligations under the Research and Development and Technological Cooperation Agreement dated June 28, 2000. The arbitration took place in London in early March 2005 under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce, or ICC. The Company received the arbitration panel’s decision on September 29, 2005. The arbitration tribunal awarded Enel €4,019,750 in damages plus interest from December 15, 2004 and the sums of $52,000 and €150,000 in arbitration and legal related costs, respectively. These amounts, which total approximately $5.2 million, were included in the Company’s results of operations for the year ended December 31, 2005. As of December 31, 2005, approximately $3.0 million of the $5.2 million award was unpaid and is reflected in accrued liabilities. As of June 30, 2006, all amounts due Enel under the arbitration ruling have been paid. The arbitration tribunal refused Enel’s request to extend the supply or marketing obligations of Echelon.

In addition to the matter described above, from time to time, in the ordinary course of business, the Company is also subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of June 30, 2006, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

7.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005

Purchased materials	$936	$1,064
Work-in-process	3	61
Finished goods	3,521	2,115
	$4,460	$3,240

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2006	December 31, 2005

Accrued payroll and related costs	$3,004	$2,630
Accrued taxes	1,243	1,128
Other accrued liabilities	723	3,715
	$4,970	$7,473

9. Segment Disclosure

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

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main regions: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, which are comprised of product development costs, corporate marketing costs and other general and administrative expenses, each of which are separately managed. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2006, and December 31, 2005, long-lived assets of about $22.7 million and $22.0 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the Executive Staff when making decisions about resource allocation to the geographic areas based on their performance.

In North America, the Company sells its products through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, whose efforts are supplemented by local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped. Summary information by geography for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues from customers:
Americas	$4,695	$4,134	$9,495	$8,080
EMEA	13,595	11,185	17,579	27,476
APJ	1,084	2,161	3,045	3,607
Total	$19,374	$17,480	$30,119	$39,163
Gross profit:
Americas	$3,092	$2,494	$5,741	$4,966
EMEA	7,771	5,758	9,955	14,899
APJ	756	1,315	1,660	2,172
Total	$11,619	$9,567	$17,356	$22,037
Income (loss) from operations:
Americas	$1,908	$1,359	$3,308	$2,691
EMEA	6,359	4,274	7,087	11,887
APJ	(266)	27	(489)	(123)
Unallocated	(12,432)	(11,445)	(24,140)	(23,463)
Total	$(4,431)	$(5,785)	$(14,234)	$(9,008)

Products sold to Enel and its designated manufacturers accounted for approximately $6.9 million, or 35.4% of total revenues for the quarter ended June 30, 2006, and $5.8 million, or 33.0% for the same period in 2005; and $7.1 million, or 23.4% of total revenues for six months ended June 30, 2006, and $16.2 million, or 41.3% for the same period in 2005. For the quarter ended June 30, 2006, 100.0% of the revenues under the Enel program were derived from products shipped to customers in EMEA. For the six months ended June 30, 2006, 97.2% of the revenues derived from products shipped under the Enel program were from customers in EMEA and the remaining 2.8% from customers in APJ.

EBV, the primary independent distributor of the Company’s LonWorks infrastructure products in Europe, accounted for 22.0% of total revenues for the quarter ended June 30, 2006 and 21.9% for the same period in 2005; and 22.3% of total revenues for the six months ended June 30, 2006 and 19.6% for the same period in 2005.

10.  Income Taxes

The provision for income taxes for the three months and six months ended June 30, 2006 and 2005 includes a provision for Federal, state, and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes.

11. Related Party

During the quarter and six months ended June 30, 2006, and the years ended December 31, 2005, 2004, and 2003, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

In June 2000, the Company entered into a stock purchase agreement with Enel. At the same time, the Company also entered into a Research and Development and Technological Cooperation Agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, the Company cooperated with Enel to integrate LonWorks technology into Enel’s remote metering management project in Italy. For the quarter and six months ended June 30, 2006, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $6.9 million and $7.1 million, respectively. For the quarter and six months ended June 30, 2005, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $5.8 million and $16.2 million, respectively. As of June 30, 2006 and June 30, 2005, $6.8 million and $6.2 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

On May 3, 2004, the Company announced that Enel filed a request for arbitration to resolve a dispute regarding the Company’s marketing and supply obligations under the R&D Agreement. An arbitration award was issued on September 29, 2005. For additional information regarding the arbitration, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies.

12.  Warranty Reserves

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are recorded at the time of shipment. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company’s current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $319,000 as of June 30, 2006 and $469,000 as of December 31, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business, including but not limited to: our belief that control networks based on our products can reduce life-cycle costs, save energy, are more flexible than centralized systems and permit control systems to be comprised of products and services from a variety of vendors; our belief that the NES system brings cost savings in a wide range of a utility’s functions, from metering and customer services to distribution operations and value-added services; our belief that new products and product enhancements, such as our NES offering and Panoramix platform, will make it easier for our customers to aggregate and process information from remote LonWorks networks, thereby increasing overall network management capabilities; our belief that the benefits derived from our NES system deliver a more compelling return on investment than “traditional” AMR systems; our expectation that Enel will purchase spare parts from us with a value of approximately $7.1 million in 2006 and our belief that we will be able to find one or more replacements for the Enel project revenue reduction; our expectation that shipments of our NES products will increase significantly; our belief that, in general, as long as the current worldwide economic recovery continues to gain momentum, overall revenues from our LonWorks Infrastructure business will continue to improve during 2006 as compared to 2005; our belief that market conditions in Asia, particularly Japan, will continue to be challenging in 2006; our belief that, during 2006, our gross margin will remain relatively flat as compared to 2005 levels; our belief that, during 2006, our sales and marketing and product development expenses will increase over 2005 levels; our belief that many of our customers will continue to refrain from purchasing our customer support and training offerings during 2006 in an effort to minimize their operating expenses; our belief that our existing cash and short-term investment balances will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months; our belief that we will incur a substantial loss in 2006; our belief that the amount of our LonWorks Infrastructure revenues earned in foreign currencies will not fluctuate significantly between 2005 and 2006; our expectation that our initial NES system roll-out to Nuon will be completed in late 2006 or early 2007 and that Nuon will then issue a public tender for an even larger deployment; and our belief that the estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates, or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate revenues, pricing pressures, returns, reserves, demand for our products, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of our products and the market for our products generally and certain customers specifically, and our beliefs regarding our liquidity needs.

Forward-looking statements are estimates reflecting the best judgment of our senior management, and they involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Our business is subject to a number of risks and uncertainties. While this discussion represents our current judgment on the future direction of our business, these risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Some of the important factors that may influence possible differences are continued competitive factors, technological developments, pricing pressures, changes in customer demand, and general economic conditions, as well as those discussed above in “Factors That May Affect Future Results of Operations.” We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements. Readers should review the Risk Factors in Part II Item 1A in this report, as well as other documents filed from time to time by us with the SEC.

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

We have a history of losses and, although we achieved profitability in past fiscal periods, we incurred a loss for the quarter and six months ended June 30, 2006 and expect to incur substantial operating losses for the remainder of 2006. This expectation is due primarily to two factors. First, we have already experienced, and we anticipate that, during 2006, we will experience a further reduction in the amount of Enel Project revenue as compared to 2005. This expected reduction is the result of the completion of our Enel Project shipments in 2005. Enel recently asked us to provide them with spare parts for use in their system in Italy. We have agreed to this request, and completed our shipments of these spare parts during the second quarter of 2006. The second factor contributing to our expectation for losses in 2006 relates to the fact that, effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation as required under SFAS 123R.

During the first and second quarters of 2006, we revised our revenue recognition methodology for sales made to the distributors of our LONWORKS Infrastructure products. Under the revised methodology, we now defer revenue, as well as cost of goods sold, on items shipped to these distributors that remain in their inventories at quarter-end. The revision significantly reduced our first and second quarter 2006 revenues, but will not have an impact on cash flows from operations or require any changes to historical financial statements. A more thorough explanation of this revision can be found later in this report in the “LONWORKS Infrastructure revenues” and “EBV revenues” sections of our discussion on Results of Operations.

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

Sales Returns and Allowances. We sell our products and services to OEMs, systems integrators, and our other customers directly through our sales force and indirectly through distributors located in the geographic markets that we serve. Sales to certain distributors are made under terms allowing limited rights of return. Sales to EBV, our largest distributor, accounted for 22.0% of total net revenues for the quarter ended June 30, 2006, and 21.9% for the same period in 2005, and 22.3% of total revenues for the six months ended June 30, 2006 and 19.6% for the same period in 2005. Worldwide sales to distributors, including those to EBV, accounted for approximately 25.5% of total net revenues for the quarter ended June 30, 2006, and 30.7% for the same period in 2005; and 29.2% of total net revenues for the six months ended June 30, 2006 and 26.5% for the same period in 2005.

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

Our allowances for sales returns and other sales-related reserves were approximately $688,000 as of June 30, 2006, and $1.2 million as of December 31, 2005.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit-worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions worsened, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $250,000 as of June 30, 2006, and $300,000 as of December 31, 2005.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $319,000 as of June 30, 2006, and $469,000 as of December 31, 2005.

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

When we adopted SFAS 142, Goodwill and Other Intangible Assets, in 2002, we ceased amortizing goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. Since then, primarily as a result of acquisitions in 2002 and 2003, the net balance of goodwill has grown to $8.2 million as of June 30, 2006. We review goodwill for impairment annually during the quarter ending March 31. Our review during the quarter ended March 31, 2006 indicated no impairment. If, as a result of an annual or any other impairment review that we perform in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge. Such a charge could have a material adverse impact on our financial position and/or operating results.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three and six month ended June 30, 2006 and June 30, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Product	99.1%	98.8%	98.9%	99.0%
Service	0.9	1.2	1.1	1.0
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	37.7	41.8	39.4	40.9
Cost of service	2.3	3.4	3.0	2.8
Total cost of revenues	40.0	45.2	42.4	43.7
Gross profit	60.0	54.8	57.6	56.3
Operating expenses:
Product development	37.0	36.4	47.0	32.1
Sales and marketing	26.2	30.9	34.0	26.6
General and administrative	19.6	20.5	23.9	20.6
Total operating expenses	82.8	87.8	104.9	79.3
Loss from operations	(22.8)	(33.0)	(47.3)	(23.0)
Interest and other income, net	7.2	7.3	9.3	6.0
Loss before provision for income taxes	(15.6)	(25.7)	(38.0)	(17.0)
Income tax expense	0.4	0.6	0.5	0.5
Net loss	(16.0%)	(26.3%)	(38.5%)	(17.5%)

Revenues

Total Revenues
	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Total Revenues	$19,374	$17,480	$1,894	10.8%
	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Total Revenues	$30,119	$39,163	$(9,044)	(23.1%)

The $1.9 million increase in total revenues for the quarter ended June 30, 2006 as compared to the same period in 2005 was primarily the result of a $1.1 million increase in Enel Project revenues, a $521,000 increase in LonWorks Infrastructure revenues, and a $294,000 increase in NES revenues. The $9.0 million decrease in total revenues for the six months ended June 30, 2006 as compared to the same period in 2005 was primarily the result of a $9.1 million reduction in Enel Project revenues partially offset by a $107,000 increase in NES revenues.

LonWorks Infrastructure revenues
	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

LonWorks Infrastructure Revenues	$12,201	$11,680	$521	4.5%
	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 200 % Change

LonWorks Infrastructure Revenues	$22,581	$22,589	$(8)	0.0%

Our LonWorks Infrastructure revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. The $521,000 increase in LonWorks Infrastructure revenues for the quarter ended June 30, 2006 as compared to the same period in 2005 was primarily attributable to an overall $1.5 million increases in LonWorks Infrastructure revenues in all the geographic markets that we serve, partially offset by the one-time $1.0 million impact of a revision we made to our revenue recognition methodology during the second quarter of 2006 for sales made to our distributor partners in Asia. We believe the overall $1.5 million increase is due, at least in part, to our customer’s utilization of our products in new applications, such as energy management and street lighting controls.

During the first quarter of 2006, we modified our revenue recognition method for sales made to our European distributor, EBV (see EBV revenue discussion below). Under the revised method, revenue on sales made to EBV is deferred until EBV sells the products through to its end use customers. During the second quarter of 2006, we completed a similar revision to our revenue recognition methodology for sales made to our Asian distributor partners. This revision was necessary as, during the quarter, we modified our agreements with our Asian distributor partners. These contractual modifications, which allow the distributors to return certain of their excess inventory, were made to address changing business conditions in our Asian markets and to expand our customer base there. The impact of the revenue recognition methodology revision during the second quarter was a one-time reduction in revenue of approximately $1.0 million. To a much lesser extent, the unfavorable impact of exchange rates on sales made in foreign currencies, principally the Japanese Yen, resulted in a $44,000 decrease between the two quarters.

The $8,000 decrease in LonWorks Infrastructure revenue for the six months ended June 30, 2006 as compared to the same period in 2005 was primarily the result of the previously discussed revisions that were made to our revenue recognition methodology for sales made to EBV and our distributor partners Asia. In total, these revisions resulted in a one-time decrease in our LonWorks Infrastructure revenues during the first six months of 2006 of approximately $3.9 million. Also contributing to the year-over-year decrease was the unfavorable impact of exchange rates on sales made in foreign currencies, which resulted in a $99,000 decrease between the two periods. Offsetting these reductions were increases in LonWorks Infrastructure revenues in all the geographic markets that we serve. As was the case for the quarter-over-quarter increase, we believe these increases are due, at least in part, to our customer’s utilization of our products in new applications, as well as generally more favorable worldwide economic conditions.

Although we experienced a very slight decrease in our LonWorks Infrastructure revenues for the six months ended June 30, 2006 as compared to the same period in 2005, as long as current worldwide economic conditions do not deteriorate, we believe that full year 2006 revenues from our LonWorks Infrastructure business will improve from the $46.6 million recorded in 2005. This expected improvement, however, will be subject to further fluctuations in the exchange rates between the U.S. dollar and the Japanese Yen. If the U.S. dollar were to strengthen against the Japanese Yen, our revenues would decrease. Conversely, if the U.S. dollar were to weaken against the Japanese Yen, our revenues would increase. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in Japanese Yen (or other foreign currencies) and the magnitude of the exchange rate fluctuation from year to year. Through the first six months of 2006, the portion of our LonWorks Infrastructure revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 6.3% as compared to 7.5% for the same period in 2005. We do not currently expect that, during the remainder of 2006, the amount of our LonWorks Infrastructure revenues conducted in these or other foreign currencies will fluctuate significantly from that experienced in 2005. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our LonWorks Infrastructure revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel Project revenues
	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Enel Project Revenues	$6,850	$5,771	$1,079	18.7%
	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Enel Project Revenues	$7,050	$16,193	$(9,143)	(56.5%)

The $1.1 million increase in Enel Project revenues for the quarter ended June 30, 2006, as compared to the same period in 2005, was primarily attributable to an increase in the number of data concentrators sold during the period, partially offset by a reduction in the number of electricity metering components (also referred to as metering kit products) sold. Additionally, a slight increase in the average selling price of the data concentrators also contributed to the $1.1 million increase. The $9.1 million decrease in Enel Project revenues for the six months ended June 30, 2006, as compared to the same period in 2005, was primarily attributable to the completion of our sales of components and products for the deployment phase of Enel’s Contatore Elettronico project during 2005. Early in 2006, Enel asked us to provide them with spare parts for use in their system in Italy. We agreed to this request, and the $7.1 million of Enel project revenue recognized during the first six months of 2006 represents our shipments against this request.

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

NES revenues
	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

NES revenues	$323	$29	$294	1,013.8%
	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

NES revenues	$488	$381	$107	28.1%

For both the three and six-month periods ended June 30, 2006 and 2005, NES revenues have primarily related to the completion of system trials and, to a lesser extent, shipment of NES products.

During 2006, shipments of our NES products will increase significantly over 2005 levels, due primarily to the fact that in late 2005 and so far during 2006, we and our NES value-added reseller, or VAR, partners have won a number of utility tenders for intelligent metering systems in Sweden, the Netherlands, and Australia, and have also entered into a variety trials of our NES system in other countries. Our ability to recognize revenue on shipments made in conjunction with these projects, as well as shipments for other NES projects that we may win in the future, will depend on several factors, including, but not limited to, modification of the existing shipment schedules included in the contracts that have been awarded to us thus far, and certain contractual provisions, such as customer acceptance. In addition, the complex revenue recognition rules relating to products such our NES system could also require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. In some instances, the reasons for these deferrals may not be fully under our control, which could result in the actual timing of revenue being significantly different than we currently anticipate.

We also expect that many foreign utilities will require us to price our NES system in the respective utility’s local currency, which will expose us to foreign currency risk. In the event of a contract award, we may hedge this additional foreign currency risk so long as we can secure forward currency contracts that are reasonably priced and that are consistent with the scheduled deliveries for that project. In addition, we will face foreign currency exposures from the time we submit our foreign currency denominated bid until the award of a contract by the utility (the “bid to award” term). This bid to award term can often exceed several months. If a utility awards us a contract that gives the utility the right to exercise options for additional supply in the future, we would also be exposed to foreign currency risk until such time as these options, if any, were exercised. We may decide that it is too expensive to hedge the foreign currency risks during the bid to award term or for any unexercised options. Any resulting adverse foreign currency fluctuations could significantly harm our revenues, results of operations, and financial condition.

EBV revenues
	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

EBV Revenues	$4,266	$3,836	$430	11.2%
	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

EBV Revenues	$6,710	$7,689	$(979)	(12.7%)

Sales to EBV, our largest distributor and the sole independent distributor of our products in Europe, accounted for 22.0% of our total revenues for the quarter ended June 30, 2006 and 21.9% of our total revenues for the same period in 2005; and 22.3% of our total revenues for the six months ended June 30, 2006 and 19.6% for the same period in 2005. We believe the $430,000 increase between the two quarterly periods was due to an increase in demand for our products by EBV’s customers, as well as changes in EBV’s purchasing activity resulting from the new Restriction of Hazardous Substances, or RoHS, regulations. Under these new rules, which become effective in the European Union (and elsewhere) in mid-2006, manufacturers such as Echelon are required to eliminate certain hazardous substances (e.g., lead, cadmium, mercury, etc.) from the products they sell into the region. We believe that, in an effort to minimize any excess inventories of non-RoHS compliant products, EBV and EBV’s customers have been tightly managing their inventory balances, which, in late 2005, resulted in reduced shipments to EBV until the RoHS compliant products became available. We began shipping the RoHS compliant versions of some of our products in volume quantities in late 2005, and expect to complete the transition for our remaining products during 2006.

The primary factor contributing to the $979,000 decrease between the six-month periods was the fact that, during the first quarter of 2006, we revised our revenue recognition methodology for sales made to EBV. Under the revised methodology, we now defer revenue, as well as cost of goods sold, on items shipped to EBV that remain in EBV’s inventories at quarter-end. Revenue is then recognized on these products, along with the corresponding gross margin, when EBV sells them to its customers in future periods. This revision resulted in a one-time revenue decrease of approximately $2.9 million for the quarter ended March 31, 2006. The revision did not have an impact on cash flows from operations or require any changes to historical financial statements. Partially offsetting the impact of the revenue recognition methodology revision was an increase in EBV’s shipments to end-use customers for the reasons noted above.

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

Product revenues
	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Product Revenues	$19,209	$17,268	$1,941	11.2%
	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Product Revenues	$29,783	$38,784	$(9,001)	(23.2%)

The $1.9 million increase in product revenues for the quarter ended June 30, 2006 as compared to the same period in 2005 was primarily the result of a $1.1 million increase in Enel Project revenues, a $575,000 increase in LonWorks Infrastructure product revenues, and a $289,000 increase in NES product revenues. The $9.0 million decrease in product revenues for the six months ended June 30, 2006 as compared to the same period in 2005 was primarily the result of a $9.1 million reduction in Enel Project revenues, partially offset by a $97,000 increase in NES product revenues.

Service revenues
	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Service Revenues	$165	$212	$(47)	(22.2%)
	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Service Revenues	$336	$379	$(43)	(11.3%)

The $47,000 decrease in LonWorks Infrastructure service revenues during the quarter ended June 30, 2006 as compared to the same period in 2005, and the $43,000 decrease during the six months ended June 30, 2006 as compared to the same period in 2005, was the result of a continued decrease in our customers’ use of our support and training services. We believe that the worldwide economic recession, which began in 2002 and continued through part of 2003, forced many of our customers to curtail their spending for training and support. Although worldwide economic conditions improved during the latter part of 2003, and currently remain reasonably strong, we do not expect our service revenues to increase over prior year levels. In fact, we believe that many of our customers will continue to refrain from purchasing our customer support and training offerings during 2006 in an effort to minimize their operating expenses.

Gross Profit and Gross Margin
	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Gross Profit	$11,619	$9,567	$2,052	21.4%
Gross Margin	60.0%	54.7%	--	5.3
	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Gross Profit	$17,356	$22,037	$(4,681)	(21.2%)
Gross Margin	57.6%	56.3%	--	1.3

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

The 5.3 percentage point increase in gross margin during the second quarter of 2006 as compared to the same period in 2005 was due to several factors, one of which was the impact of higher overall revenues. As discussed above, a portion of our cost of goods sold relates to indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when revenues increase, as they did in the quarter ended June 30, 2006 as compared to the same period in 2005, gross margins are favorably impacted. In addition, the mix of products sold and certain manufacturing variances also contributed to the improved gross margin between the two periods. Partially offsetting these favorable impacts during the second quarter of 2006 was the reduction in gross margin resulting from equity compensation charges recorded in accordance with SFAS 123R. We adopted SFAS 123R in the first quarter of 2006 and began recording compensation expense associated with stock options and other forms of equity compensation. This resulted in a $106,000 increase in our total cost of revenues during the second quarter of 2006, which had a corresponding effect of reducing our gross margin by 0.5 percentage point.

The 1.3 percentage point increase in gross margin during the first half of 2006 as compared to the same period in 2005 was due primarily to the mix of products sold and favorable manufacturing variances experienced during the second quarter. Partially offsetting these favorable factors were the impact of lower overall revenues on gross margins and SFAS 123R equity compensation charges. Equity compensation expense recorded under SFAS 123R during the first half of 2006 increased our total cost of revenues by approximately $223,000, which reduced our gross margin for the first six months of 2006 by 0.7 percentage point.

We expect that, for full year 2006, overall gross margin will remain relatively flat as compared to the 55.6% experienced in 2005.

Operating Expenses

Product Development
	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Product Development	$7,163	$6,360	$803	12.6%
	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Product Development	$14,154	$12,577	$1,577	12.5%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, fees paid to third party consultants, equipment and supplies, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $803,000 and $1.6 million increases in product development expenses for the quarter and six month periods ended June 30, 2006 as compared to the same periods in 2005 were primarily due to an increase in compensation expenses for our product development personnel, which was comprised of stock-based compensation expenses resulting from our adoption of SFAS 123R during the first quarter of 2006 and, to a lesser extent, increases in our product development personnel headcount.

We expect that, for full year 2006, product development expenses will increase over 2005 levels due primarily to the impact of SFAS 123R and, to a lesser extent, increases in our product development personnel headcount.

Sales and Marketing
	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Sales and Marketing	$5,089	$5,396	$(307)	(5.7%)
	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Sales and Marketing	$10,236	$10,421	$(185)	(1.8%)

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, advertising and product promotion, facilities costs, and other costs associated with our sales and support offices.

For both the quarter and six months ended June 30, 2006, as compared to the same periods in 2005, the decrease in sales and marketing expenses was primarily due to reductions in salaries and wages paid to our sales and marketing staff, travel and entertainment expenses, and fees paid to third parties for services provided to our sales and marketing organization. Partially offsetting these reductions were increases in equity compensation expenses resulting from our adoption of SFAS 123R during the first quarter of 2006. In addition, during the second quarter of 2006 our advertising and product promotion expenses increased over 2005 levels due to the timing of certain tradeshows and other marketing events. Lastly, approximately $26,000 of the $307,000 decrease between the two quarterly periods, and approximately $182,000 of the $185,000 decrease between the two six month periods was attributable to the impact of foreign currency exchange rate fluctuations between the U.S. Dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the Pound Sterling, and the Japanese Yen.

We expect that, for full year 2006, our sales and marketing expenses will increase slightly over 2005 levels. We believe that this increase will be primarily attributable to increases in compensation expenses due to the impact of SFAS 123R as well as sales incentive compensation plans. However, if the U.S. dollar were to strengthen against the foreign currencies where we do business, our sales and marketing expenses could decrease as compared to amounts incurred in 2005. Conversely, if the dollar were to weaken against these currencies, our expenses would rise.

General and Administrative
	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

General and Administrative	$3,798	$3,596	$202	5.6%
	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

General and Administrative	$7,200	$8,047	$(847)	(10.5%)

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $202,000 increase in general and administrative expenses during the quarter ended June 30, 2006 as compared to the same period in 2005 was primarily attributable to a $348,000 increase in equity compensation expenses resulting from our 2006 adoption of SFAS 123R. Partially offsetting this increase were reductions in fees paid to third party service providers, travel and entertainment expenses, and other general and administrative costs. The $847,000 decrease in general and administrative expenses during the six-months ended June 30, 2006 as compared to the same period in 2005 was primarily due to a $1.3 million reduction in legal and other third party services rendered to the company. During the first half of 2005, these fees were unusually high due to our arbitration with Enel. Additionally, certain other expenses such as travel and entertainment and bad debts were lower during the first half of 2006 as compared to the same period in 2005. Partially offsetting these decreases was a $594,000 increase associated with equity compensation expenses resulting from our 2006 adoption of SFAS 123R.

We expect that, for full year 2006, general and administrative costs will be slightly lower than those incurred in 2005. Although we expect reduced 2006 spending for legal and other costs as a result of the conclusion of our Enel arbitration in 2005, we expect these savings will be partially offset by increases in stock-based compensation costs resulting from our adoption of SFAS 123R.

Interest and Other Income, Net
	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Interest and Other Income, Net	$1,404	$1,281	$123	9.6%
	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Interest and Other Income, Net	$2,798	$2,342	$456	19.5%

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. In addition, foreign exchange translation gains and losses related to short-term intercompany balances are also reflected in this amount.

Of the $123,000 increase in interest and other income, net during the quarter ended June 30, 2006 as compared to the same period in 2005, approximately $548,000 was attributable to increased interest income. Similarly, of the $456,000 increase in interest and other income, net during the six months ended June 30, 2006 as compared to the same period in 2005, approximately $1.1 million was attributable to increased interest income. These increases are primarily attributable to an overall improvement in the average yield on our investment portfolio. Yields have been increasing since June 2004 as a result of the Federal Reserve’s interest rate increases. As short-term investments we purchased in 2004 and 2005 have come to maturity, the proceeds have been re-invested in instruments with higher effective yields, thus increasing interest income. Partially offsetting these increases in interest income between the two three and six-month periods was the impact of foreign exchange translation losses on our short-term intercompany balances.

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

Provision for Income Taxes
	Three Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Provision for Income Taxes	$80	$100	$(20)	(20.0%)
	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change

Provision for Income Taxes	$160	$200	$(40)	(20.0%)

The provision for income taxes for 2006 includes a provision for federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes. Income taxes of $80,000 and $100,000 for the quarters ended June 30, 2006 and 2005, respectively, and $160,000 and $200,000 for the six months ended June 30, 2006 and 2005, respectively, consist primarily of taxes related to profitable foreign subsidiaries and various state minimum taxes.

Although we expect to generate a loss before provision for income taxes in 2006, we will be required to book income tax expense to cover, at a minimum, the foreign taxes owed on income generated by our profitable foreign subsidiaries as well as state minimum taxes. We currently expect our 2006 provision for income taxes will be slightly higher than the amounts provided for in 2005.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $102,000 during the quarter ended June 30, 2006, and $116,000 for the same period in 2005. Royalty expense was approximately $211,000 for the six months ended June 30, 2006, and $247,000 for the same period in 2005.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Legal Actions. On May 3, 2004, we announced that Enel filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the Research and Development and Technological Cooperation Agreement dated June 28, 2000. The arbitration took place in London in early March 2005 under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce. We received the arbitration panel’s decision on September 29, 2005. The arbitration tribunal awarded Enel €4,019,750 in damages plus interest from December 15, 2004 and the sums of $52,000 and €150,000 in arbitration and legal related costs, respectively. These amounts, which total approximately $5.2 million, were included in our results of operations for the year ended December 31, 2005. As of December 31, 2005, approximately $3.0 million of the $5.2 million award was unpaid and is reflected in accrued liabilities. As of June 30, 2006, all amounts due Enel under the arbitration ruling have been paid. The arbitration tribunal refused Enel’s request to extend the supply or marketing obligations of Echelon.

In addition to the matter described above, from time to time, in the ordinary course of business, we are also subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of June 30, 2006, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

As of June 30, 2006, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$28,926	$4,999	$9,381	$9,462	$5,084
Purchase commitments	24,751	24,613	138	--	--
Total	$53,677	$29,612	$9,519	$9,462	$5,084

LIQUIDITY AND CAPITAL RESOURCES

 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through June 30, 2006, we raised $278.1 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

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

In March and August 2004, our board of directors approved a second stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. Since inception, we have repurchased a total of 1,727,454 shares under the program at a cost of $12.3 million. As of June 30, 2006, 1,272,546 shares are available for repurchase. The stock repurchase program will expire in March 2007.

The following table presents selected financial information as of June 30, 2006 and for each of the last three fiscal years (dollars in thousands):

	June 30, 2006	2005	2004	2003
Cash, cash equivalents, and short-term investments	$141,365	$154,480	$160,364	$144,923
Trade accounts receivable, net	16,789	11,006	17,261	20,110
Working capital	146,020	157,474	173,391	160,745
Stockholders’ equity	170,651	181,308	211,062	200,924

As of June 30, 2006, we had $141.4 million in cash, cash equivalents, and short-term investments, a decrease of $13.1 million as compared to December 31, 2005. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities has historically been driven by net income (loss) levels, adjustments for non-cash charges such as depreciation, amortization, in-process research and development charges, and stock-based compensation, as well as fluctuations in operating asset and liability balances. Net cash used in operating activities was $8.3 million for the six months ended June 30, 2006, an $11.2 million increase from the same period in 2005. During the six months ended June 30, 2006, net cash used in operating activities was primarily a result of our net loss of $11.6 million, offset by stock-based compensation expenses of $2.7 million, depreciation and amortization expense of $2.2 million, a reduction in our bad debt reserve balance of $35,000, and changes in our operating assets and liabilities of $1.5 million. During the six months ended June 30, 2005, net cash provided by operating activities was primarily the result of changes in our operating assets and liabilities of $7.5 million, depreciation and amortization expense of $2.1 million, and stock-based compensation expenses of $186,000, partially offset by our net loss of $6.9 million.

Net cash provided by (used for) investing activities. Net cash provided by (used for) investing activities has historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used for investing activities was $419,000 for the six months ended June 30, 2006, a $7.8 million decrease from the same period in 2005. During the six months ended June 30, 2006, net cash used for investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $37.1 million, offset by purchases of available-for-sale short-term investments of $34.5 million, capital expenditures of $2.9 million, and changes in our other long-term assets of $158,000. During the six months ended June 30, 2005, net cash used for investing activities was primarily the result of purchases of $61.9 million of available-for-sale short-term investments and capital expenditures of $826,000, offset by proceeds from sales and maturities of available-for-sale short-term investments of $54.2 million, changes in our other long-term assets of $224,000, and an $89,000 reduction in our restricted investments.

Net cash provided by (used in) financing activities. Net cash provided by (used in) financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs. Net cash used in financing activities was $2.4 million for the six months ended June 30, 2006, a $4.7 million decrease over the same period in 2005. During the six month period ended June 30, 2006, net cash used in financing activities was attributable to open-market purchases of our common stock under our stock repurchase program, partially offset by proceeds from issuance of common stock as a result of options exercised by our employees. During the six month period ended June 30, 2005, net cash used in financing activities was attributable to open-market purchases of our common stock under our stock repurchase program.

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

RELATED PARTY TRANSACTIONS

During the quarter and six months ended June 30, 2006, and the years ended December 31, 2005, 2004, and 2003, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

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

In September 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million (see Note 11 to our accompanying condensed consolidated financial statements for additional information on our transactions with Enel). The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. As of July 31, 2006, to our knowledge Enel had not disposed of any of its 3.0 million shares.

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. Enel appointed Mr. Francesco Tatò as its representative to our board of directors in September 2000. As a consequence of the expiration of Mr. Tatò’s mandate as Enel’s Chief Executive Officer, Mr. Tatò resigned his board memberships in all of Enel’s subsidiaries and affiliates, including Echelon. His resignation from our board of directors was effective in June 2002. Enel has reserved its right to nominate a new member of our board of directors, although, as of July 31, 2006, it has not done so. During the term of service of Enel’s representative on our board of directors from September 2000 to June 2002, Enel’s representative abstained from resolutions on any matter relating to Enel.

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel. Under the terms of the research and development agreement, we cooperated with Enel to integrate our LonWorks technology into Enel’s remote metering management project in Italy. For the quarter and six months ended June 30, 2006, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $6.9 million and $7.1 million, respectively. As of June 30, 2006, $6.8 million of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers. For the quarter and six months ended June 30, 2005, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $5.8 million and $16.2 million, respectively. As of June 30, 2005, $6.2 million of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005, and, as of June 30, 2006, have also completed the $7.1 million worth of spare parts Enel ordered from us in early 2006.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principal recorded as an adjustment to opening retained earnings.  We are currently evaluating the impact of adopting FIN 48 on our condensed consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. As we do not currently engage in hedging activities, we do not currently expect the adoption of SFAS 155 will have a material impact on our consolidated financial position, results of operations, or cash flows.

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

We completed our deliveries under the deployment phase of the Enel project during 2005. We currently expect that our revenues from Enel and its meter manufacturers will decline significantly, from $26.9 million in 2005 to approximately $7.1 million in 2006, all of which has already been recognized during the first six months of 2006. We do not currently anticipate any material revenues from Enel for the remainder of 2006. Accordingly, we continue to seek new revenue opportunities with utility companies around the world.

We believe that utility companies generally require a lengthier sales cycle than do most of our other customers. For example, in December 2005 we announced the Swedish utility, Vattenfall AB, had selected our NES system for deployment in part of its service territory. Prior to this award, our VAR partner, Telvent, and we had been discussing the benefits of the NES system with Vattenfall for about three years. In addition, in many instances, one or more field trials of our NES system products may be required before a final decision is made by the utility. For example, a subsidiary of Nuon, a utility grid operator located in the Netherlands, completed a limited field trial of our NES system within its service territory in early 2005. In early 2006, Nuon selected our NES system for a small deployment in part of its service territory. Once that effort is completed, which we believe will occur in early 2007, we expect Nuon will issue a public tender for an even larger deployment within their service territory. However, there is no assurance that we will win that tender, if and when Nuon decides to issue it. In addition, there is generally an extended development and integration effort required in order to incorporate the new technology into the utility’s existing infrastructure.

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

Due to the extended sales cycle and the additional development and integration time required, as well as the uncertainty of the timing of our NES revenue recognition, we do not currently believe we will be able to replace the expected $19.8 million reduction in Enel revenues in 2006. As a result, our 2006 revenues, results of operations, and financial condition will be harmed.

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

We are in the process of completing our implementation of programs necessary to comply with newly enacted Restrictions on Hazardous Substances, or RoHS, regulations that require certain manufacturers, such as Echelon, to eliminate hazardous substances (e.g., lead, cadmium, mercury, etc.) from the commercial products that are sold to customers in the European Union and Japan. These new rules became effective in Europe on July 1, 2006.

Transitioning our products from non-compliant to RoHS-compliant has been a complex, costly, and time-consuming process. As we complete the transition, we continue to face several risks, including, but not limited to, risks that our contract electronic manufacturers will not be able to produce our RoHS compliant products in a timely and cost effective manner. In addition, as all other suppliers in the market affected by the RoHS regulations attempt to make this transition, availability of RoHS compliant materials and expertise in RoHS compliant certifications is in great demand. Delays in availability of RoHS compliant materials and the certifications necessary to support their use may have a negative impact on our revenues for the balance of 2006 or until such time as our transition is complete. Lastly, we also face the risk that, in transitioning our products to comply with these new regulations, we could ourselves be left with excess quantities of non-RoHS compliant inventory for which an excess and obsolete inventory reserve would be required. If any of these risks materialize, our revenues, results of operations, and financial position could be harmed.

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

Currently, significant portions of our revenues are derived from sales to distributors, including EBV, the primary independent distributor of our products to OEMs in Europe. Sales to EBV, our largest distributor, accounted for 22.0% of our total net revenues for the quarter ended June 30, 2006, and 21.9% for the same period in 2005; and 22.3% of our total net revenues for the six months ended June 30, 2006, and 19.6% for the same period in 2005. Worldwide sales to distributors, including those to EBV, accounted for approximately 25.5% of total net revenues for the quarter ended June 30, 2006, and 30.7% of our total net revenues for the same period in 2005; and 29.2% of total net revenues for the six months ended June 30, 2006, and 26.5% for the same period in 2005.

Our current agreement with EBV, which has been in effect since 1997, expires in December 2006. If EBV, or any other existing or future distributor, fails to dedicate sufficient resources and efforts to marketing and selling our products, our revenues could decrease. If EBV significantly reduces its inventory levels for our products, our customer service levels would decrease. If we do not maintain our agreement with EBV, we would be required to locate another distributor or add our own pan-European distribution capability to meet the needs of our customers. Any replacement distribution channel could prove less effective than EBV.

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

Compliance with rules and regulations concerning corporate governance is costly, time-consuming, and difficult to achieve, which could harm our operating results and business.

The Sarbanes-Oxley Act, or the Act, which was signed into law in 2002, mandates, among other things, that companies adopt corporate governance measures and imposes comprehensive reporting and disclosure requirements. The Act also imposes increased civil and criminal penalties on a corporation, its chief executive and chief financial officers, and members of its board of directors, for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted and is considering the adoption of additional comprehensive rules and regulations relating to corporate governance. These rules, laws, and regulations have increased the scope, complexity, and cost of our corporate governance, reporting, and disclosure practices. Because compliance with these new rules, laws, and regulations is costly and time-consuming, our management’s attention could be diverted from managing our day-to-day business operations, and our operating expenses could increase.

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

We also maintain manufacturing agreements with other semiconductor manufacturers for the production of key products, including those used in our NES system. For example, in 2003 we announced a new product family that we refer to as Power Line Smart Transceivers. A sole source supplier, ST Microelectronics, manufactures these products. We currently have no other source of supply for Power Line Smart Transceivers or the components manufactured by Cypress and AMI Semiconductor.

Our future success will also depend significantly on our ability to manufacture our products cost-effectively, in sufficient volumes and in accordance with quality standards. For most of our products requiring assembly, we use contract electronic manufacturers, including WKK Technology and TYCO TEPC/Transpower. These contract electronic manufacturers procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks. By using third parties to manufacture our products, we have reduced control over quality, costs, delivery schedules, product availability, and manufacturing yields. For instance, quality problems at a contract equipment manufacturer could result in missed shipments to our customers and unusable inventory. Such delays could, among other things, reduce our revenues, increase our costs by increasing our inventory reserves, and cause us to incur penalties. In addition, contract electronic manufacturers can themselves experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers.

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

Because we depend on sole or a limited number of suppliers, and because our products may use components or materials that are subject to price fluctuations, any price increases, shortages, or interruptions of supply would adversely affect our revenues and/or gross profits.

As previously discussed, we currently purchase several key products and components only from sole or limited sources. For some of these suppliers, we do not maintain signed agreements that would obligate them to supply to us on negotiated terms. In addition, our products may incorporate compononents or materials that are subject to price fluctuations.  For example, we use copper in our NES meters and other products, and the price of copper has been very volatile recently.  As a result, we may be vulnerable to price increases for products, components, or materials. In addition, in the past, we have occasionally experienced shortages or interruptions in supply for certain of these items, which caused us to delay shipments beyond targeted or announced dates. In some cases, these shortages were caused by the normal fluctuations in component lead times. Any future lengthening of component lead times may make it more difficult for us to meet our scheduled delivery dates and could adversely affect our revenues.

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

During the first six months of 2006, we generated a loss of $11.6 million. As of June 30, 2006, we had an accumulated deficit of $95.7 million. We have invested and expect to continue investing significant financial resources in product development, marketing and sales. We believe we will incur a substantial loss in 2006. Consequently, we currently expect our cash and short-term investment balances to decline as a result of such losses.

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

Our international sales and marketing operations are located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 75.9% of our total net revenues for the quarter ended June 30, 2006, and 76.3% of our total net revenues for the same period in 2005; and 68.7% of our total revenues for the six months ended June 30, 2006, and 79.4% for the same period in 2005. We expect that international sales will continue to constitute a significant portion of our total net revenues.

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

Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 5.0% for the quarter ended June 30, 2006, and 5.9% for the same period in 2005; and 5.4% for the six months ended June 30, 2006, and 4.3% for the same period in 2005. In addition, much of our sales and marketing expenses, as well as certain other costs, are incurred in currencies other than the U.S. dollar. For example, in 2005 China revalued its currency, the Chinese Renminbi, against the U.S. dollar. Although the adjustment has not resulted in a material change to the costs for goods and services we obtain from our suppliers and contractors in China, any future revaluations of the Chinese currency against the U.S. dollar could result in significant cost increases. If the value of the U.S. dollar declines as compared to the local currency where the expenses are incurred, our expenses, when translated back into U.S. dollars, will increase.

The use of the Euro as the standard currency in participating European countries may also impact our ability to transact sales in U.S. dollars. We have agreed with EBV, our European distributor, that upon notice from EBV, we will sell our products to EBV in European Euros rather than U.S. dollars. We do not know when or if EBV will give such notice. If fewer of our sales in Europe are transacted in U.S. dollars, we may experience an increase in currency translation adjustments, particularly as a result of general economic conditions in Europe as a whole. We have not historically engaged in currency hedging transactions or otherwise covered our foreign currency exposures.

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

Our quarterly and annual results have varied significantly from period to period, and we have sometimes failed to meet securities analysts’ expectations. For example, although we generated net income ranging from $84,000 to $16.8 million during the years from 2000 to 2004, in 2005 we generated a net loss of $19.7 million, and during the first six months of 2006 we generated additional losses of $11.6 million. We expect to incur a substantial loss again for the full year 2006, and our future results may continue to fluctuate and may not meet analysts’ expectations in some future period. As a result, the price of our common stock could fluctuate or decline. Some factors that could cause this variability, many of which are outside of our control, include the following:

•
the complex revenue recognition rules relating to products such our NES system could require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period;

•	revenue recognition for sales of our NES system products may be dependent on acceptance criteria determined by our NES system customers;
•	our products may not be manufactured in accordance with specifications or our established quality standards, or may not perform as designed;
•	our future operating results will continue to be materially adversely effected by the expense required to be recorded under SFAS 123R, Share-Based Payment, which became effective in 2006;
•	we may fail to meet analysts’ expectations relating to our NES system and additional utility customers and applications;
•	we may fail to meet analysts’ expectations for revenue growth in our sales of LONWORKS Infrastructure products to OEMs, systems integrators, and other customers;
•	market prices for components or materials that we use in our products could fluctuate;
•	the rates at which OEMs purchase our products and services may fluctuate;
•	we may fail to introduce new products on a timely basis or before the end of an existing product’s life cycle;
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

Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. As of July 31, 2006, we have 95 issued U.S. patents, 12 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. In addition, we may not apply for or obtain patents in each country in which our technology may be used. If any of our patents fail to protect our technology, or if we do not obtain patents in certain countries, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

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

As of July 31, 2006, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 36.0% of our outstanding stock.

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

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do currently use derivative financial instruments to hedge these exposures.

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2006 and June 30, 2005, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at June 30, 2006, and June 30, 2005, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, or the Exchange Act, Rules 13a-15(e) and 15d-15(e)) or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Conclusions Regarding Disclosure Controls and Procedures and Internal Controls Over Financial Reporting

Our CEO and our CFO have reviewed our disclosure controls and procedures and our internal controls over financial reporting in order to both evaluate their effectiveness and to ensure they have been designed to provide reasonable assurance of achieving their objectives, which is to make sure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, they have concluded that as of June 30, 2006, our disclosure controls and procedures and our internal controls over financial reporting are effective at this reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This restated description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I Item 1A of our 2005 Annual Report on Form 10-K and in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the repurchase of our common stock during the quarter ended June 30, 2006:
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1- April 30	---	(1)	---	1,529,711	(1)	1,470,289
May 1- May 31	197,743		$7.97	1,727,454		1,272,546
June 1- June 30	---		---	1,727,454		1,272,546
Total	197,743		$7.97	1,727,454		1,272,546

(1)	Shares repurchased in open-market transactions under the stock repurchase program approved by our board of directors in March 2004 and August 2004. The program authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. During the quarter ended June 30, 2006, we repurchased 197,743 shares under the program at a cost of $1.6 million. Since inception, we have repurchased a total of 1,727,454 shares under the program at a cost of $12.3 million. The stock repurchase program will expire in March 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on April 21, 2006. At such meeting, the following directors were elected: Robert J. Finocchio, Jr., Armas Clifford Markkula, Jr., and Robert R. Maxfield. Our incumbent directors, M. Kenneth Oshman, Richard M. Moley, Betsy Rafael, and Larry W. Sonsini will continue to serve on the Board. Voting results for the election of the directors were as follows:

	Votes For	Votes Withheld

Robert J. Finocchio, Jr.	33,676,766	118,027
Armas Clifford Markkula, Jr.	32,906,215	888,578
Robert R. Maxfield	32,912,640	882,153

The only other matter submitted to stockholder vote at the Annual Meeting was the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2006. Voting results for the KPMG LLP appointment were as follows:

Votes For:	Votes Against:	Abstain:

33,697,343	64,842	32,607

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

ECHELON CORPORATION
Date: August 9, 2006	By:	/s/ Oliver R. Stanfield
Oliver R. Stanfield, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.