Form 10-Q
period 2006-09-30
ECHELON CORP
filed 2006-11-09
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Yes ☐ No ☒

As of October 31, 2006, 39,258,957 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

    In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those set forth in the section entitled “Factors That May Affect Future Results of Operations” and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$54,451	$59,080
Short-term investments	75,341	95,400
Accounts receivable, net	17,086	11,006
Inventories	8,939	3,240
Other current assets	15,557	2,289
Total current assets	171,374	171,015

Property and equipment, net	15,719	14,886
Goodwill	8,180	8,018
Other long-term assets	1,963	2,019

TOTAL ASSETS	$197,236	$195,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,634	$3,972
Accrued liabilities	4,767	7,473
Deferred revenues	20,833	2,096
Total current liabilities	33,234	13,541

LONG-TERM LIABILITIES:
Deferred rent	1,240	1,089
Total long-term liabilities	1,240	1,089

STOCKHOLDERS’ EQUITY:
Common stock	416	415
Additional paid-in capital	281,716	278,005
Treasury stock	(18,027)	(12,925)
Accumulated other comprehensive income (loss)	667	(118)
Accumulated deficit	(102,010)	(84,069)
Total stockholders’ equity	162,762	181,308

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$197,236	$195,938

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Product	$13,110	$16,068	$42,893	$54,852
Service	181	183	517	562
Total revenues	13,291	16,251	43,410	55,414

COST OF REVENUES:
Cost of product (1)	4,936	7,085	16,802	23,107
Cost of service (1)	509	525	1,406	1,629
Total cost of revenues	5,445	7,610	18,208	24,736

GROSS PROFIT	7,846	8,641	25,202	30,678

OPERATING EXPENSES:
Product development (1)	6,875	6,170	21,029	18,747
Sales and marketing (1)	5,076	5,164	15,312	15,585
General and administrative (1)	3,746	8,550	10,946	16,597
Total operating expenses	15,697	19,884	47,287	50,929

LOSS FROM OPERATIONS	(7,851)	(11,243)	(22,085)	(20,251)

INTEREST AND OTHER INCOME, NET	1,586	1,225	4,384	3,567

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,265)	(10,018)	(17,701)	(16,684)

INCOME TAX EXPENSE	80	100	240	300

NET LOSS	$(6,345)	$(10,118)	$(17,941)	$(16,984)

NET LOSS PER SHARE:
Basic	$(0.16)	$(0.25)	$(0.45)	$(0.42)
Diluted	$(0.16)	$(0.25)	$(0.45)	$(0.42)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic	39,354	40,074	39,577	40,538
Diluted	39,354	40,074	39,577	40,538

(1)	Amounts include stock-based compensation costs as follows:
	Cost of product	$92	$17	$307	$35
	Cost of service	10	1	36	1
	Product development	376	44	1,474	68
	Sales and marketing	249	33	911	57
	General and aministrative	275	75	989	195
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended September 30,
	2006	2005

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(17,941)	$(16,984)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,270	3,115
Loss on disposal of fixed assets	--	45
Recovery of doubtful accounts	(32)	(1)
Stock-based compensation	3,717	356
Change in operating assets and liabilities:
Accounts receivable	(6,048)	7,839
Inventories	(5,699)	397
Other current assets	(13,268)	(701)
Accounts payable	3,662	137
Accrued liabilities	(2,706)	6,058
Deferred revenues	18,737	(160)
Deferred rent	151	203
Net cash provided by (used in) operating activities	(16,157)	304

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(47,761)	(92,408)
Proceeds from maturities and sales of available-for-sale short-term investments	68,140	89,794
Release of restricted investments	--	11,106
Change in other long-term assets	(106)	250
Capital expenditures	(4,103)	(1,464)
Net cash provided by investing activities	16,170	7,278

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchase of common stock	(5,102)	(7,869)
Proceeds from (costs associated with) issuance of common stock	(5)	--
Net cash used in financing activities	(5,107)	(7,869)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	465	(867)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,629)	(1,154)

CASH AND CASH EQUIVALENTS:
Beginning of period	59,080	35,510
End of period	$54,451	$34,356

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid for income taxes	$183	$298
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

Revenue Recognition

The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for approximately 10.3% of total revenues for the quarter ended September 30, 2006 and 8.0% for the same period in 2005; and 9.8% of total revenues for the nine months ended September 30, 2006 and 6.9% for the same period in 2005. Service revenues consist of product technical support (including software post-contract support services), training, and custom software development services.

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

Prior to January 1, 2006, the Company accounted for equity compensation according to the provisions of APB 25, and applied the disclosure provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB 25, no compensation expense was recorded in the Company’s statement of operations for stock options where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant. However, during 2005, the Company did record compensation expense for performance share awards issued during 2005. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine months ended September 30, 2005 (in thousands, except per share amounts).

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss as reported	$(10,118)	$(16,984)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	170	356
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,322)	(7,264)
Pro forma net loss	$(12,270)	$(23,892)

Basic net loss per share:
As reported	$(0.25)	$(0.42)
Pro forma	$(0.31)	$(0.59)

Diluted net loss per share:
As reported	$(0.25)	$(0.42)
Pro forma	$(0.31)	$(0.59)

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2005 was $3.77 and $3.63, respectively, and was determined using the following weighted average assumptions:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.1%	4.0%
Expected volatility	57.5%	57.7%
Expected life (in years)	3.7	3.6

Further information regarding stock-based compensation can be found in Note 4 of these Notes to Condensed Consolidated Financial Statements.

Cash and Cash Equivalents

The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of three months or less as cash and cash equivalents.

Short-Term Investments

The Company classifies its investments in marketable debt securities as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 2006, the Company’s available-for-sale securities had contractual maturities from six to twenty-four months and an average remaining term to maturity of six months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of September 30, 2006, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses by major security type were as follows (in thousands):
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains/ (Losses)
U.S. corporate securities:
Commercial paper	$13,650	$13,654	$4
Corporate notes and bonds	29,622	29,573	(49)
	43,272	43,227	(45)
Foreign corporate notes and bonds	1,492	1,484	(8)
U.S. government securities	30,653	30,630	(23)
Total investments in debt and equity securities	$75,417	$75,341	$(76)

Computation of Net Loss Per Share

Net loss per share has been calculated under SFAS No. 128, ("SFAS 128"), Earnings per Share. SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted. Basic net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by adjusting the weighted average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months and nine months ended September 30, 2006 and September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss (Numerator):
Net loss	$(6,345)	$(10,118)	$(17,941)	$(16,984)
Shares (Denominator):
Weighted average common shares outstanding	39,354	40,074	39,577	40,538
Shares used in basic computation	39,354	40,074	39,577	40,538
Common shares issuable upon exercise of stock
options (treasury stock method)	--	--	--	--
Shares used in diluted computation	39,354	40,074	39,577	40,538
Net loss per share:
Basic	$(0.16)	$(0.25)	$(0.45)	$(0.42)
Diluted	$(0.16)	$(0.25)	$(0.45)	$(0.42)

In accordance with SFAS 128, for the three and nine months ended September 30, 2006 and 2005, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options excluded from this calculation for the three and nine months ended September 30, 2006 was 7,561,024. The number of stock options excluded from this calculation for the three and nine months ended September 30, 2005 was 8,213,544.

Impairment of Long-Lived Assets Including Goodwill

The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset’s carrying value to the future undiscounted cash flows the asset is expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. For the three and nine month periods ended September 30, 2006 and 2005, the Company has made no material adjustments to its long-lived assets.

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

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. As of September 30, 2006, the Company’s acquired intangible assets with a definite life, which consisted of purchased technology, have been fully amortized.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS 157 is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company believes that the adoption of SFAS 157 will not have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (“SAB 108:”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. The provisions of SAB 108 are effective as of the beginning of our 2007 fiscal year. The Company believes that the adoption of SAB 108 will not have a material impact on its consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principal recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its condensed consolidated financial statements.

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

In June 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for how an entity accounts for, and reports, a change in accounting principle. Previously, most voluntary changes in accounting principles were implemented by reflecting a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

3. Stockholders’ Equity and Employee Stock Option Plans

Preferred Stock

With the closing of the Company’s initial public offering (“IPO”) in July 1998, all of the then outstanding preferred stock automatically converted into 7,887,381 shares of common stock. Upon conversion of the outstanding preferred stock to common stock, such preferred stock was retired. As of September 30, 2006, the Company was authorized to issue 5,000,000 shares of new $0.01 par value preferred stock, of which none was outstanding as of September 30, 2006.

Common Stock

As of September 30, 2006, the Company was authorized to issue 100,000,000 shares of $0.01 par value common stock, of which 39,257,966 were outstanding.

In March and August 2004 and March 2006, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the quarter ended September 30, 2006, the Company repurchased 322,612 shares under the program at a cost of approximately $2.6 million. During the nine months ended September 30, 2006, the Company repurchased 642,067 shares under the program at a cost of approximately $5.1 million. As of September 30, 2006, 949,934 shares were available for repurchase. The stock repurchase program will expire in March 2007.

Comprehensive Loss

Comprehensive income for the Company consists of net income plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net loss	$(6,345)	$(10,118)	$(17,941)	$(16,984)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(63)	(89)	465	(867)
Unrealized holding gain/(loss) on available-for-sale securities	270	(83)	320	9
Comprehensive loss	$(6,138)	$(10,290)	$(17,156)	$(17,842)

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

New options granted under the Exchange Program have a term equal to the greater of the remaining term of the exchanged options or two years from the new option grant date. New options were subject to a one-year cliff-vesting schedule, at which time the new option vested to the same percentage as the exchanged option would have been on that date. After one year from the date of grant, the new options continue to vest and become exercisable as to 1/48th of the shares subject to the new option on each monthly anniversary of the new option grant date. All vesting of the new options is subject to the participating employee’s continued employment with the Company on each relevant vesting date.

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

1997 Stock Plan

The 1997 Stock Plan (the “1997 Plan”) is a stockholder approved plan that provides for broad-based grants to employees, including executive officers. Based on the terms of individual option grants, options granted under the 1997 Plan generally expire five years after the date of grant, although options granted from June 15, 2000 through May 5, 2003, generally have a term of ten years. Options granted under the 1997 Plan generally vest at a rate of 25% per year over four years. In addition to incentive and nonstatutory stock options, the 1997 Plan also permits the granting of stock purchase rights, stock appreciation rights, performance units, and performance shares. As of September 30, 2006, other than stock options, the Company has only granted performance shares under the 1997 Plan. Certain of these performance shares vest 100% on the two-year anniversary of the grant date, while the remaining performance shares vest 25% per year over four years.

1998 Directors Option Plan

Non-employee directors are entitled to participate in the stockholder approved 1998 Director Option Plan (the “Director Plan”). The Director Plan provides for the automatic grant of 25,000 shares of common stock (the “First Option”) to each non-employee director on the date he or she first becomes a director. Each non-employee director is also automatically granted an option to purchase 10,000 shares (a “Subsequent Option”) on the date of the Company’s Annual Stockholder Meeting provided that he or she is re-elected to the Board or otherwise remains on the Board, and provided that on such date, he or she shall have served on the Board for at least the preceding nine months. Each First Option and each Subsequent Option have a term of five years and vest immediately upon grant.

Stock Award Activity

The following table summarizes stock award activity, including stock options and performance shares, and related information for the three and nine month periods ended September 30, 2006 and 2005:

		Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted-Average Exercise Price Per Share
BALANCE AT JUNE 30, 2005	7,995,704	7,346,802	$11.66
Options granted	(1,043,980)	1,043,980	8.18
Performance shares granted	(305,710)	---	---
Options exercised	---	---	---
Options forfeited or expired	177,238	(177,238)	9.38
BALANCE AT SEPTEMBER 30, 2005	6,823,252	8,213,544	$11.26

BALANCE AT JUNE 30, 2006	8,930,789	7,608,798	$11.23
Options granted	(32,800)	32,800	8.33
Performance shares granted	(10,934)	---	---
Options exercised	---	(11,018)	6.17
Options forfeited or expired	69,556	(69,556)	18.88
Performance shares forfeited or expired	1,671	---	---
BALANCE AT SEPTEMBER 30, 2006	8,958,279	7,561,024	$11.15

		Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted-Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2004	8,109,556	5,594,842	$14.91
Options granted	(3,537,064)	3,537,064	6.98
Performance shares granted	(415,065)	---	---
Options exercised	---	---	---
Options forfeited or expired	918,362	(918,362)	16.98
Additional shares reserved	1,747,463	---	---
BALANCE AT SEPTEMBER 30, 2005	6,823,252	8,213,544	$11.26

BALANCE AT DECEMBER 31, 2005	6,949,420	8,089,473	$11.24
Options granted	(101,825)	101,825	8.21
Performance shares granted	(120,601)	---	---
Options exercised	---	(115,268)	6.12
Options forfeited or expired	515,006	(515,006)	13.02
Performance shares forfeited or expired	24,259	---	---
Additional shares reserved	1,692,020	---	---
BALANCE AT SEPTEMBER 30, 2006	8,958,279	7,561,024	$11.15

The following table provides additional information for significant ranges of outstanding and exercisable stock options as of September 30, 2006:

Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$6.11	1,535,311	3.26	$6.11	$3,254,859
6.26-8.17	274,293	2.41	7.20	281,327
8.19	951,130	3.87	8.19	38,045
8.24-10.65	655,640	3.70	9.20	--
10.89	840,920	2.46	10.89	--
11.14-12.88	575,132	4.69	11.66	--
12.91	792,870	1.64	12.91	--
13.00-16.06	305,200	4.22	14.12	--
16.35	825,562	4.18	16.35	--
$16.36-$30.76	804,966	4.33	18.91	--
Outstanding	7,561,024	3.45	$11.15	$3,574,231
Vested and expected to vest	7,489,270	3.44	$11.18	$3,547,844
Exercisable	6,497,776	3.43	$11.73	$2,921,352

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.23 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table provides additional information regarding performance share activity for the three and nine month periods ended September 30, 2006 and 2005:

	Number Nonvested and Outstanding	Weighted-Average Grant Date Fair-Value
BALANCE AT JUNE 30, 2005	109,355	$6.77
Performance shares granted	305,710	8.19
BALANCE AT SEPTEMBER 30, 2005	415,065	$7.82

BALANCE AT JUNE 30, 2006	500,047	$8.07
Performance shares granted	10,934	8.33
Performance shares vested and released	(71,222)	8.19
Performance shares forfeited	(1,671)	8.19
BALANCE AT SEPTEMBER 30, 2006	438,088	$8.05

	Number Nonvested and Outstanding	Weighted-Average Grant Date Fair-Value
BALANCE AT DECEMBER 31, 2004	---	$	---
Performance shares granted	415,065		7.82
BALANCE AT SEPTEMBER 30, 2005	415,065		$7.82

BALANCE AT DECEMBER 31, 2005	412,968		$7.82
Performance shares granted	120,601		8.94
Performance shares vested and released	(71,222)		8.19
Performance shares forfeited	(24,259)		8.04
BALANCE AT SEPTEMBER 30, 2006	438,088		$8.05

No performance shares vested during the three or nine month periods ended September 30, 2005.

4. Stock-Based Compensation:

Impact of Adopting SFAS 123R

The Company adopted SFAS 123R on January 1, 2006, using the modified prospective method. The impact of adopting SFAS 123R on the Company’s loss from continuing operations, pre-tax loss, net loss, basic and diluted net loss per share, cash flows from operations, and cash flows from financing activities for the three and nine months ended September 30, 2006 is summarized in the following tables (in thousands, except per share amounts):

Three months ended September 30, 2006	Intrinsic Value Method (A)	Fair Value Method (B)	Impact of Adoption (A) - (B)
Loss from continuing operations	$(7,167)	$(7,851)	$(684)
Loss before provision for income taxes	$(5,581)	$(6,265)	$(684)
Net loss	$(5,661)	$(6,345)	$(684)
Net loss per share - basic	$(0.14)	$(0.16)	$(0.02)
Net loss per share - diluted	$(0.14)	$(0.16)	$(0.02)
Cash flows from operations	$(7,888)	$(7,888)	$--
Cash flows from financing activities	$(2,753)	$(2,753)	$--

Nine months ended September 30, 2006	Intrinsic Value Method (A)	Fair Value Method (B)	Impact of Adoption (A) - (B)
Loss from continuing operations	$(19,281)	$(22,085)	$(2,804)
Loss before provision for income taxes	$(14,897)	$(17,701)	$(2,804)
Net loss	$(15,137)	$(17,941)	$(2,804)
Net loss per share - basic	$(0.38)	$(0.45)	$(0.07)
Net loss per share - diluted	$(0.38)	$(0.45)	$(0.07)
Cash flows from operations	$(16,157)	$(16,157)	$--
Cash flows from financing activities	$(5,107)	$(5,107)	$--

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

The weighted average calculated fair value of options granted during the three and nine months ended September 30, 2006, was $3.58 and $2.78, respectively, and was determined using the following weighted average assumptions:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.8%	4.8%
Expected volatility	51.2%	48.8%
Expected life (in years)	3.8	2.6

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

Expense Allocation

Compensation expense for all share-based payment awards, including those granted prior to January 1, 2006, has been recognized in accordance with SFAS 123R using the accelerated multiple-option approach. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. As of September 30, 2006, total compensation cost related to non-vested stock options and other equity based awards not yet recognized was $5.4 million, which is expected to be recognized over the next 18 months on a weighted-average basis.

The following table summarizes the stock-based compensation expense related to employee stock options and performance shares under SFAS 123R for the three and nine months ended September 30, 2006 and 2005, which was allocated as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Cost of sales - product	$92	$17
Cost of sales - service	10	1
Stock-based compensation expense included in cost of sales	102	18
Product development	376	44
Sales and marketing	249	33
General and administrative	275	75
Stock-based compensation expense included in operating expenses	900	152
Total stock-based compensation expense related to stock options and performance shares	1,002	170
Tax benefit	--	--
Stock-based compensation expense related to stock options and performance shares, net of tax	$1,002	$170

	Nine Months Ended September 30,
	2006	2005
Cost of sales - product	$307	$35
Cost of sales - service	36	1
Stock-based compensation expense included in cost of sales	343	36
Product development	1,474	68
Sales and marketing	911	57
General and administrative	989	195
Stock-based compensation expense included in operating expenses	3,374	320
Total stock-based compensation expense related to stock options and performance shares	3,717	356
Tax benefit	--	--
Stock-based compensation expense related to stock options and performance shares, net of tax	$3,717	$356

Of the $1.0 million of compensation expense recorded for the quarter ended September 30, 2006, approximately $126,000 related to equity compensation awards granted during 2006, while the remaining $876,000 related to equity compensation awards granted on or before December 31, 2005. Of the $3.7 million of compensation expense recorded for the nine month period ended September 30, 2006, approximately $411,000 related to equity compensation awards granted during 2006, while the remaining $3.3 million related to equity compensation awards granted on or before December 31, 2005. Compensation expense of $170,000 and $356,000 for the three and nine months ended September 30, 2005, respectively, related solely to performance share awards, and did not reflect any compensation expense for stock options as the Company accounted for those equity compensation awards in accordance with APB 25. Under APB 25, no compensation expense was recorded in the Company’s statement of operations for stock options where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant.

During the three and nine month periods ended September 30, 2006 and 2005, no stock-based compensation expense was capitalized as part of the cost of an asset.

Comparative Results

The following table reflects net loss and diluted net loss per share for the three and nine months ended September 30, 2006 compared with the pro forma information for the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2006	2005
Net loss - as reported for the prior period (1)	N/A	$(10,118)
Stock-based compensation expense related to employee stock options and performance share awards (2)	$1,002	$2,152
Tax benefit	--	--
Stock-based compensation expense related to stock options and performance share awards, net of tax (3)	$1,002	$2,152

Net loss, including the effect of stock-based compensation expense (4)	$(6,345)	$(12,270)

Diluted net loss per share - as reported for the prior period (1)	N/A	$(0.25)
Diluted net loss per share, including the effect of stock-based compensation expense (4)	$(0.16)	$(0.31)

	Nine Months Ended September 30,
	2006	2005

Net loss - as reported for the prior period (1)	N/A	$(16,984)
Stock-based compensation expense related to employee stock options and performance share awards (2)	$3,717	$6,908
Tax benefit	--	--
Stock-based compensation expense related to stock options and performance share awards, net of tax (3)	$3,717	$6,908

Net loss, including the effect of stock-based compensation expense (4)	$(17,941)	$(23,892)

Diluted net loss per share - as reported for the prior period (1)	N/A	$(0.42)
Diluted net loss per share, including the effect of stock-based compensation expense (3)	$(0.45)	$(0.59)

(1)
Net loss and net loss per share prior to January 1, 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123. Net loss and net loss per share prior to January 1, 2006 did include stock-based compensation expense for performance share awards.

(2)
Stock-based compensation expense related to employee stock options and performance share awards for the three and nine months ended September 30, 2005 are net of amounts already reflected in the net loss for the respective periods.

(3)	Stock-based compensation expense prior to January 1, 2006 is calculated based on the pro forma application of SFAS 123.

(4)	Net loss and net loss per share prior to January 1, 2006 represents pro forma information based on SFAS 123.

5. Significant Customers

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. For the last several years, the Company has had two customers that represent a majority of the Company’s revenues: Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers), and EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its LonWorks® Infrastructure products in Europe. For the three and nine months ended September 30, 2006 and 2005, the percentage of the Company’s revenues attributable to sales made to these two customers were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Enel	0.40%	27.00%	16.40%	37.10%
EBV	32.00%	22.70%	25.30%	20.50%
Total	32.40%	49.70%	41.70%	57.60%

The Company’s contract with EBV, which has been in effect since 1997 and to date has been renewed annually thereafter, expires in December 2006.

 The Company’s original contract with Enel expired in June 2005, and shipments under that contract were completed in 2005. During 2006, the Company has supplied Enel and its third party meter manufacturers with spare parts for Enel’s Contatore Elettronico system. Recently, Enel and the Company entered into a new development and supply agreement as well as a software enhancement agreement. Under the development and supply agreement, Enel will purchase additional metering kit and data concentrator products from the Company, assuming initial acceptance tests are completed successfully. Under the software enhancement agreement, the Company will provide software enhancements to Enel for use in its Contatore Elettronico system. The Company does not currently anticipate any material revenues from either of these new agreements during 2006. Both the new development and supply agreement and the software enhancement agreement expire on December 31, 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

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

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of product revenues in our consolidated statements of income, was approximately $142,000 during the quarter ended September 30, 2006, and $115,000 for the same period in 2005. Royalty expense was approximately $352,000 for the nine months ended September 30, 2006, and $363,000 for the same period in 2005.

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

Legal Actions

On May 3, 2004, the Company announced that Enel filed a request for arbitration to resolve a dispute regarding the Company’s marketing and supply obligations under the Research and Development and Technological Cooperation Agreement dated June 28, 2000. The arbitration took place in London in early March 2005 under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce, or ICC. The Company received the arbitration panel’s decision on September 29, 2005. The arbitration tribunal awarded Enel €4,019,750 in damages plus interest from December 15, 2004 and the sums of $52,000 and €150,000 in arbitration and legal related costs, respectively. These amounts, which total approximately $5.2 million, were included in the Company’s results of operations for the year ended December 31, 2005. As of December 31, 2005, approximately $3.0 million of the $5.2 million award was unpaid and was reflected in accrued liabilities. As of September 30, 2006, all amounts due Enel under the arbitration ruling have been paid. The arbitration tribunal refused Enel’s request to extend the supply or marketing obligations of Echelon.

In addition to the matter described above, from time to time, in the ordinary course of business, the Company is also subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of September 30, 2006, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

7.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Purchased materials	$2,322	$1,064
Work-in-process	9	61
Finished goods	6,608	2,115
	$8,939	$3,240

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):
	September 30, 2006	December 31, 2005
Accrued payroll and related costs	$3,000	$2,630
Accrued taxes	1,187	1,128
Other accrued liabilities	580	3,715
	$4,767	$7,473

9. Segment Disclosure

The Company reports operating segment and other segment information in accordance with SFAS No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing business performance. The Company’s chief operating decision-making group is the Executive Staff, which is comprised of the Chief Executive Officer, the Chief Operating Officer, and their direct reports. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

The Company operates its business as one reportable segment: the design, manufacture and sale of products for the control network industry, and markets its products primarily to the building automation, industrial automation, transportation, and utility/home automation markets. The Company’s products are generally marketed under the LonWorks® brand name, which provides the infrastructure and support required to implement and deploy open, interoperable, control network solutions. All of the Company’s products either incorporate or operate with the Neuron® Chip and/or the LonWorks protocol. The Company also provides services to customers that consist of technical support and training courses covering its LonWorks network technology and products. The Company offers about 90 products and services that together constitute the LonWorks system. In general, any given customer purchases a subset of such products and services that are appropriate for that customer’s application.

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main regions: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, which are comprised of product development costs, corporate marketing costs and other general and administrative expenses, each of which are separately managed. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2006, and December 31, 2005, long-lived assets of about $22.8 million and $22.0 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the Executive Staff when making decisions about resource allocation to the geographic areas based on their performance.

In North America, the Company sells its products through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, whose efforts are supplemented by local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped. Summary information by geography for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues from customers:
Americas	$5,193	$4,488	$14,688	$12,568
EMEA	5,949	9,341	23,528	36,817
APJ	2,149	2,422	5,194	6,029
Total	$13,291	$16,251	$43,410	$55,414
Gross profit:
Americas	$3,134	$2,599	$8,875	$7,565
EMEA	3,347	4,700	13,302	19,599
APJ	1,365	1,342	3,025	3,514
Total	$7,846	$8,641	$25,202	$30,678
Income (loss) from operations:
Americas	$1,676	$1,481	$4,984	$4,172
EMEA	2,007	3,352	9,094	15,239
APJ	298	191	(191)	68
Unallocated	(11,832)	(16,267)	(35,972)	(39,730)
Total	$(7,851)	$(11,243)	$(22,085)	$(20,251)

Products sold to Enel and its designated manufacturers accounted for approximately $53,000, or 0.4% of total revenues for the quarter ended September 30, 2006, and $4.4 million, or 27.0% for the same period in 2005; and $7.1 million, or 16.4% of total revenues for nine months ended September 30, 2006, and $20.6 million, or 37.1% for the same period in 2005. For the quarter ended September 30, 2006, 100.0% of the revenues under the Enel program were derived from products shipped to customers in EMEA. For the nine months ended September 30, 2006, 97.2% of the revenues derived from products shipped under the Enel program were from customers in EMEA and the remaining 2.8% from customers in APJ.

EBV, the primary independent distributor of the Company’s LonWorks infrastructure products in Europe, accounted for 32.0% of total revenues for the quarter ended September 30, 2006 and 22.7% for the same period in 2005; and 25.3% of total revenues for the nine months ended September 30, 2006 and 20.5% for the same period in 2005.

10.  Income Taxes

The provision for income taxes for the three months and nine months ended September 30, 2006 and 2005 includes a provision for Federal, state, and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes.

11. Related Party

During the quarter and nine months ended September 30, 2006, and the years ended December 31, 2005, 2004, and 2003, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

In June 2000, the Company entered into a stock purchase agreement with Enel. At the same time, the Company also entered into a Research and Development and Technological Cooperation Agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, the Company cooperated with Enel to integrate LonWorks technology into Enel’s remote metering management project in Italy. For the quarter and nine months ended September 30, 2006, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $53,000 and $7.1 million, respectively. For the quarter and nine months ended September 30, 2005, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $4.4 million and $20.6 million, respectively. As of September 30, 2006 and September 30, 2005, $4.1 million and $5.3 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

In October 2006, Enel and the Company entered into a new development and supply agreement as well as a software enhancement agreement. Under the development and supply agreement, Enel will purchase additional metering kit and data concentrator products from the Company, assuming initial acceptance tests are completed successfully. Under the software enhancement agreement, the Company will provide software enhancements to Enel for use in its Contatore Elettronico system. The Company does not currently anticipate any material revenues from either of these new agreements during 2006. Both the new development and supply agreement and the software enhancement agreement expire on December 31, 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

On May 3, 2004, the Company announced that Enel filed a request for arbitration to resolve a dispute regarding the Company’s marketing and supply obligations under the R&D Agreement. An arbitration award was issued on September 29, 2005. For additional information regarding the arbitration, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies.

12.  Warranty Reserves

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity and predicted failure rates, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are recorded at the time of shipment. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company’s current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $239,000 as of September 30, 2006 and $469,000 as of December 31, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business, including but not limited to: our belief that control networks based on our products can reduce life-cycle costs, save energy, are more flexible than centralized systems and permit control systems to be comprised of products and services from a variety of vendors; our belief that the NES system brings cost savings in a wide range of a utility’s functions, from metering and customer services to distribution operations and value-added services; our belief that new products and product enhancements, such as our NES offering and Panoramix platform, will make it easier for our customers to aggregate and process information from remote LonWorks networks, thereby increasing overall network management capabilities; our belief that the benefits derived from our NES system deliver a more compelling return on investment than “traditional” AMR systems; our expectation that Enel will purchase spare parts from us with a value of approximately $7.1 million in 2006 and our belief that we will not be able to find one or more replacements for the Enel project revenue reduction; our expectation that shipments of our NES products will increase significantly; our belief that, in general, as long as the current worldwide economic recovery continues to gain momentum, overall revenues from our LonWorks Infrastructure business will continue to improve during 2006 as compared to 2005; our belief that market conditions in Asia, particularly Japan, will continue to be challenging in 2006; our belief that, during 2006, our gross margin will decrease slightly as compared to 2005 levels; our belief that, during 2006, our sales and marketing and product development expenses will increase over 2005 levels; our belief that many of our customers will continue to refrain from purchasing our customer support and training offerings during 2006 in an effort to minimize their operating expenses; our belief that our existing cash and short-term investment balances will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months; our belief that we will incur a substantial loss in 2006; our belief that the amount of our LonWorks Infrastructure revenues earned in foreign currencies will not fluctuate significantly between 2005 and 2006; our expectation that our initial NES system roll-out to Nuon will be completed in early 2007 and that Nuon will then issue a public tender for an even larger deployment; and our belief that the estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates, or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate revenues, pricing pressures, returns, reserves, demand for our products, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of our products and the market for our products generally and certain customers specifically, and our beliefs regarding our liquidity needs.

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

We have a history of losses and, although we achieved profitability in past fiscal periods, we incurred a loss for the quarter and nine months ended September 30, 2006 and expect to incur substantial operating losses for the remainder of 2006. This expectation is due primarily to two factors. First, we have already experienced, and we expect that, during the remainder of 2006, we will experience a further reduction in the amount of Enel Project revenue as compared to 2005. This expected reduction is the result of the completion of our Enel Project shipments in 2005. Partially offsetting this anticipated year-over-year reduction are 2006 revenues associated with the shipment of spare parts to Enel, which have been completed as of September 30, 2006. In October 2006, we entered into two additional agreements with Enel, a new development and supply agreement and a software enhancement agreement. Under the new development and supply agreement, Enel will purchase additional metering kit and data concentrator products from us, assuming initial acceptance tests are completed successfully. Under the software enhancement agreement, we will provide software enhancements to Enel for use in its Contatore Elettronico system. We do not currently anticipate any material revenues from either of these new agreements during 2006. Both the new development and supply agreement and the software enhancement agreement expire on December 31, 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

The second factor contributing to our expectation for losses in 2006 relates to the fact that, effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation as required under SFAS 123R. For the nine months ended September 30, 2006, the adoption of this new accounting standard has resulted in an increase in equity compensation expenses of approximately $3.4 million as compared to the same period in 2005.

During the first and second quarters of 2006, we revised our revenue recognition methodology for sales made to the distributors of our LONWORKS Infrastructure products. Under the revised methodology, we now defer revenue, as well as cost of goods sold, on items shipped to these distributors that remain in their inventories at quarter-end. The revision significantly reduced our first and second quarter 2006 revenues, but will not have an impact on cash flows from operations or require any changes to our historical financial statements. A more thorough explanation of this revision can be found later in this report in the “LONWORKS Infrastructure revenues” and “EBV revenues” sections of our discussion on Results of Operations.

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

Sales Returns and Allowances. We sell our products and services to OEMs, systems integrators, and our other customers directly through our sales force and indirectly through distributors located in the geographic markets that we serve. Sales to certain distributors are made under terms allowing limited rights of return. Sales to EBV, our largest distributor, accounted for 32.0% of total net revenues for the quarter ended September 30, 2006, and 22.7% for the same period in 2005, and 25.3% of total revenues for the nine months ended September 30, 2006 and 20.5% for the same period in 2005. Worldwide sales to distributors, including those to EBV, accounted for approximately 46.3% of total net revenues for the quarter ended September 30, 2006, and 32.3% for the same period in 2005; and 34.4% of total net revenues for the nine months ended September 30, 2006 and 28.2% for the same period in 2005.

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

Our allowances for sales returns and other sales-related reserves were approximately $694,000 as of September 30, 2006, and $1.2 million as of December 31, 2005.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions worsened, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $250,000 as of September 30, 2006, and $300,000 as of December 31, 2005.

Inventory Valuation. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventories on hand in excess of one year’s forecasted demand are not valued. In addition, we write off inventories that we consider obsolete. We consider a product to be obsolete when one of several factors exists. These factors include, but are not limited to, our decision to discontinue selling an existing product, the product has been re-designed and we are unable to rework our existing inventory to update it to the new version, or our competitors introduce new products that make our products obsolete. We adjust remaining inventory balances to approximate the lower of our cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $239,000 as of September 30, 2006, and $469,000 as of December 31, 2005.

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

When we adopted SFAS 142, Goodwill and Other Intangible Assets, in 2002, we ceased amortizing goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. Since then, primarily as a result of acquisitions in 2002 and 2003, the net balance of goodwill has grown to $8.2 million as of September 30, 2006. We review goodwill for impairment annually during the quarter ending March 31. Our review during the quarter ended March 31, 2006 indicated no impairment. If, as a result of an annual or any other impairment review that we perform in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge. Such a charge could have a material adverse impact on our financial position and/or operating results.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and September 30, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Product	98.7%	98.9%	98.8%	99.0%
Service	1.3	1.1	1.2	1.0
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	37.2	43.6	38.7	41.7
Cost of service	3.8	3.2	3.3	2.9
Total cost of revenues	41.0	46.8	42.0	44.6
Gross profit	59.0	53.2	58.0	55.4
Operating expenses:
Product development	51.7	38.0	48.4	33.8
Sales and marketing	38.2	31.8	35.3	28.1
General and administrative	28.2	52.6	25.2	30.0
Total operating expenses	118.1	122.4	108.9	91.9
Loss from operations	(59.1)	(69.2)	(50.9)	(36.5)
Interest and other income, net	12.0	7.5	10.1	6.4
Loss before provision for income taxes	(47.1)	(61.7)	(40.8)	(30.1)
Income tax expense	0.6	0.6	0.5	0.5
Net loss	(47.7%)	(62.3%)	(41.3%)	(30.6%)

Revenues

Total Revenues
	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
Total Revenues	$13,291	$16,251	$(2,960)	(18.2%)

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
Total Revenues	$43,410	$55,414	$(12,004)	(21.7%)

The $3.0 million decrease in total revenues for the quarter ended September 30, 2006 as compared to the same period in 2005 was primarily the result of a $4.3 million decrease in Enel Project revenues, partially offset by a $1.3 million increase in LonWorks Infrastructure revenues. The $12.0 million decrease in total revenues for the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily the result of a $13.5 million reduction in Enel Project revenues partially offset by a $1.3 million increase in LonWorks Infrastructure revenues, and a $150,000 increase in NES revenues.

LonWorks Infrastructure revenues
	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
LonWorks Infrastructure Revenues	$13,040	$11,702	$1,338	11.4%

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
LonWorks Infrastructure Revenues	$35,614	$34,291	$1,323	3.9%

Our LonWorks Infrastructure revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. The $1.3 million increase in LonWorks Infrastructure revenues for the quarter ended September 30, 2006 as compared to the same period in 2005 was evident in all of the geographic markets that we serve, particularly in the Americas and EMEA, and to a lesser extent, in Asia. Partially offsetting this increase was the unfavorable impact of exchange rates on sales made in foreign currencies, which resulted in a $43,000 decrease between the two quarters. We believe the overall $1.3 million increase is due, at least in part, to our customer’s utilization of our products in new applications, such as energy management and street lighting controls.

The $1.3 million increase in LonWorks Infrastructure revenue for the nine months ended September 30, 2006 as compared to the same period in 2005 was negatively impacted by revisions that we made earlier in 2006 to our revenue recognition methodology for sales made to our distributor partners. During the first quarter of 2006, we modified our revenue recognition method for sales made to our European distributor, EBV (see EBV revenue discussion below). Under the revised method, revenue on sales made to EBV is deferred until EBV sells the products through to its end use customers. During the second quarter of 2006, we completed a similar revision to our revenue recognition methodology for sales made to our Asian distributor partners. This revision was necessary as, during the quarter, we modified our agreements with our Asian distributor partners. These contractual modifications, which allow the distributors to return certain of their excess inventory, were made to address changing business conditions in our Asian markets and to expand our customer base there. The impact of these revenue recognition methodology revisions made during the first and second quarters of 2006 was a one-time reduction in LonWorks Infrastructure revenues of approximately $3.9 million.

Excluding the impact of these revenue recognition revisions, LonWorks Infrastructure revenues for the nine months ended September 30, 2006 would have increased by approximately $5.2 million as compared to the same period in 2005. This increase was spread across all of the geographic markets that we serve, particularly EMEA and the Americas, and to a lesser extent, in Asia. Partially offsetting this increase was the unfavorable impact of exchange rates made in foreign currencies, which resulted in a $141,000 decrease between the two periods. As was the case for the quarter-over-quarter increase, we believe these overall increase is due, at least in part, to our customer’s utilization of our products in new applications, as well as generally more favorable worldwide economic conditions.

As long as current worldwide economic conditions do not deteriorate, we believe that full year 2006 revenues from our LonWorks Infrastructure business will improve from the $46.6 million recorded in 2005. This expected improvement, however, will be subject to further fluctuations in the exchange rates between the U.S. dollar and the Japanese Yen. If the U.S. dollar were to strengthen against the Japanese Yen, our revenues would decrease. Conversely, if the U.S. dollar were to weaken against the Japanese Yen, our revenues would increase. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in Japanese Yen (or other foreign currencies) and the magnitude of the exchange rate fluctuation from year to year. Through the first nine months of 2006, the portion of our LonWorks Infrastructure revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 6.4% as compared to 4.6% for the same period in 2005. We do not currently expect that, during the remainder of 2006, the amount of our LonWorks Infrastructure revenues conducted in these or other foreign currencies will fluctuate significantly from that experienced in 2005. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our LonWorks Infrastructure revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel Project revenues
	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
Enel Project Revenues	$53	$4,388	$(4,335)	(98.8%)

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
Enel Project Revenues	$7,103	$20,580	$(13,477)	(65.5%)

The $4.3 million decrease in Enel Project revenues for the quarter ended September 30, 2006, as compared to the same period in 2005, was primarily attributable to a reduction in the number of electricity metering components (also referred to as metering kit products) sold. The $13.5 million decrease in Enel Project revenues for the nine months ended September 30, 2006, as compared to the same period in 2005, was primarily attributable to the completion of our sales of components and products for the deployment phase of Enel’s Contatore Elettronico project during 2005. Early in 2006, Enel asked us to provide them with spare parts for use in their system in Italy. We agreed to this request, and the $7.1 million of Enel project revenue recognized during the first nine months of 2006 represents our shipments against this request. We do not currently expect any additional revenue from the Enel project during 2006. However, we recently signed agreements with Enel for the sale of additional products and the development of certain data concentrator software enhancements. We expect revenues from these new agreements will commence in 2007, and will continue through at least 2009, when the agreements are scheduled to terminate.

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

NES revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
NES revenues	$199	$162	$37	22.8%

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
NES revenues	$693	$543	$150	27.6%

For both the three and nine-month periods ended September 30, 2006 and 2005, NES revenues have primarily related to the completion of system trials and, to a lesser extent, shipment of NES products.

During 2006, shipments of our NES products have increased significantly over 2005 levels, due primarily to the fact that in late 2005 and so far during 2006, we and our NES value-added reseller, or VAR, partners have won a number of utility tenders for intelligent metering systems in Sweden, the Netherlands, and Australia, and have also entered into a variety trials of our NES system in other countries. While shipments have increased substantially during 2006, we do not expect that our 2006 NES revenues will grow at the same rate. This is because our ability to recognize revenue on shipments made in conjunction with these projects, as well as shipments for other NES projects that we may win in the future, will depend on several factors, including, but not limited to, modification of the existing shipment schedules included in the contracts that have been awarded to us thus far, and certain contractual provisions, such as customer acceptance. In addition, the complex revenue recognition rules relating to products such as our NES system could also require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. In some instances, the reasons for these deferrals may not be fully under our control, which could result in the actual timing of revenue being significantly different than we currently anticipate.

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

EBV revenues
	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
EBV Revenues	$4,255	$3,686	$569	15.4%

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
EBV Revenues	$10,965	$11,375	$(410)	(3.6%)

Sales to EBV, our largest distributor and the sole independent distributor of our LonWorks Infrastructure products in Europe, accounted for 32.0% of our total revenues for the quarter ended September 30, 2006 and 22.7% of our total revenues for the same period in 2005; and 25.3% of our total revenues for the nine months ended September 30, 2006 and 20.5% for the same period in 2005. We believe the $569,000 increase between the two quarterly periods was due to an increase in demand for our LonWorks Infrastructure products by EBV’s customers, due in part to EBV’s customers’ utilization of our products in new applications, such as energy management and street lighting controls.

The primary factor contributing to the $410,000 decrease between the two nine-month periods was the fact that, during the first quarter of 2006, we revised our revenue recognition methodology for sales made to EBV. Under the revised methodology, we now defer revenue, as well as cost of goods sold, on items shipped to EBV that remain in EBV’s inventories at quarter-end. Revenue is then recognized on these products, along with the corresponding gross margin, when EBV sells them to its customers in future periods. This revision resulted in a one-time revenue decrease of approximately $2.9 million for the quarter ended March 31, 2006. The revision did not have an impact on cash flows from operations or require any changes to historical financial statements. Partially offsetting the impact of the revenue recognition methodology revision was an increase in EBV’s shipments to end-use customers for the reasons noted above.

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

Our contract with EBV, which has been in effect since 1997 and, to date, has been renewed annually thereafter, expires in December 2006. If our agreement with EBV is not renewed, or is renewed on terms that are less favorable to us, our revenues could decrease and our future financial position could be harmed.

Product revenues
	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
Product Revenues	$13,110	$16,068	$(2,958)	18.4%

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
Product Revenues	$42,893	$54,852	$(11,959)	(21.8%)

The $3.0 million decrease in product revenues for the quarter ended September 30, 2006 as compared to the same period in 2005 was primarily the result of a $4.3 million decrease in Enel Project revenues, partially offset by a $1.3 million increase in LonWorks Infrastructure product revenues. The $12.0 million decrease in product revenues for the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily the result of a $13.5 million reduction in Enel Project revenues, partially offset by a $1.4 million increase in LonWorks Infrastructure product revenues, and a $150,000 increase in NES product revenues.

Service revenues
	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
Service Revenues	$181	$183	$(2)	(1.1%)

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
Service Revenues	$517	$562	$(45)	(8.0%)

The $2,000 decrease in LonWorks Infrastructure service revenues during the quarter ended September 30, 2006 as compared to the same period in 2005, and the $45,000 decrease during the nine months ended September 30, 2006 as compared to the same period in 2005, were the result of a continued decrease in our customers’ use of our support and training services. We believe that the worldwide economic recession, which began in 2002 and continued through part of 2003, forced many of our customers to curtail their spending for training and support. Although worldwide economic conditions improved during the latter part of 2003, and currently remain reasonably strong, we do not expect our service revenues to increase over prior years’ levels. In fact, we believe that many of our customers will continue to refrain from purchasing our customer support and training offerings during 2006 in an effort to minimize their operating expenses.

Gross Profit and Gross Margin
	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
Gross Profit	$7,846	$8,641	$795	(9.2%)
Gross Margin	59.0%	53.2%	--	5.8

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
Gross Profit	$25,202	$30,678	$(5,476)	(17.8%)
Gross Margin	58.1%	55.4%	--	2.7

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

The 5.8 percentage point increase in gross margin during the third quarter of 2006 as compared to the same period in 2005 was due to several factors, including the mix of products sold as well as manufacturing and overhead absorption variances. These overhead absorption variances were due primarily to increases in both inventory and deferred cost of goods sold balances during the third quarter of 2006. In accordance with U.S. generally accepted accounting principles, certain indirect costs associated with the manufacture, procurement, and handling of inventory are added, in the form of an overhead rate, to the stated cost of the inventory as of the balance sheet date. These indirect costs are subsequently charged to cost of goods sold as the inventory is shipped and revenue is recognized. If costs of goods sold are deferred in association with deferred revenues, the corresponding indirect overhead costs are deferred as well. Accordingly, when inventory and/or deferred cost of goods sold levels fluctuate up or down, these capitalized indirect overhead costs also fluctuate and can affect reported gross margins. For example, when inventory and/or deferred cost of goods sold levels increase, as they did during the third quarter of 2006, a portion of these indirect costs that would have otherwise been expensed during the period are capitalized, thus having the effect of reducing current period expenses and increasing gross margins. Conversely, when inventory and/or deferred cost of goods sold levels decrease, previously capitalized indirect costs are expensed, which increases period costs and reduces gross margins.

Partially offsetting these favorable impacts during the third quarter of 2006 was the impact of lower overall revenues. As discussed above, a portion of our cost of goods sold relates to indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when revenues decrease, as they did in the quarter ended September 30, 2006 as compared to the same period in 2005, gross margins are unfavorably impacted. In addition, we also experienced a reduction in gross margin during the third quarter of 2006 resulting from equity compensation charges recorded in accordance with SFAS 123R. We adopted SFAS 123R in the first quarter of 2006 and began recording compensation expense associated with stock options and other forms of equity compensation. This resulted in a $84,000 increase in our total cost of revenues during the third quarter of 2006, which had a corresponding effect of reducing our gross margin by 0.6 of a percentage point.

The 2.7 percentage point increase in gross margin during the first nine months of 2006 as compared to the same period in 2005 was due primarily to the mix of products sold and favorable manufacturing and overhead absorption variances experienced during the year-to-date period. Partially offsetting these favorable factors were the impact of lower overall revenues on gross margins and SFAS 123R equity compensation charges. Equity compensation expense recorded under SFAS 123R during the first half of 2006 increased our total cost of revenues by approximately $307,000, which reduced our gross margin for the first nine months of 2006 by 0.7 of a percentage point.

We expect that, during the fourth quarter of 2006, our gross margins will decline significantly from the 59.0% reported for the third quarter of 2006. This anticipated decline is due in part to our expectation that, during the fourth quarter of 2006, we will recognize our first significant level of NES product revenues, which generate lower overall gross margins than do our LonWorks Infrastructure and Enel project revenues. To a lesser extent, we also believe fourth quarter 2006 gross margins will decrease from third quarter reported amounts as we do not currently expect the favorable manufacturing and overhead absorption variances we have experienced so far this year to continue. For the full year 2006, we expect that overall gross margin will decrease slightly from the 55.6% experienced in 2005.

Operating Expenses

Product Development
	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
Product Development	$6,875	$6,170	$705	11.4%

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
Product Development	$21,029	$18,747	$2,282	12.2%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, fees paid to third party consultants, equipment and supplies, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $705,000 and $2.3 million increases in product development expenses for the quarter and nine month periods ended September 30, 2006 as compared to the same periods in 2005 were primarily due to an increase in compensation expenses for our product development personnel, which was comprised of stock-based compensation expenses resulting from our adoption of SFAS 123R during the first quarter of 2006 and, to a lesser extent, increases in our product development personnel headcount.

We expect that, during the fourth quarter of 2006, our product development expenses will increase over third quarter levels primarily due to increased development efforts related to our NES system products. For full year 2006, we expect product development expenses will increase over 2005 levels due primarily to the impact of SFAS 123R and, to a lesser extent, increases in our product development personnel headcount.

Sales and Marketing
	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
Sales and Marketing	$5,076	$5,164	$(88)	(1.7%)

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
Sales and Marketing	$15,312	$15,585	$(273)	(1.8%)

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, advertising and product promotion costs, travel and entertainment expenses, facilities costs, and other costs associated with our sales and support offices.

For both the quarter and nine months ended September 30, 2006, as compared to the same periods in 2005, the decrease in sales and marketing expenses was primarily due to reductions in salaries and wages paid to our sales and marketing staff, travel and entertainment expenses, costs associated with tradeshows and other marketing communications expenses, and fees paid to third parties for services provided to our sales and marketing organization. Partially offsetting these reductions were increases in equity compensation expenses resulting from our adoption of SFAS 123R during the first quarter of 2006.

Also contributing to the changes in sales and marketing expenses between the three and nine month periods ended September 30, 2006 and 2005 was the impact of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the Pound Sterling, and the Japanese Yen. These exchange rate fluctuations increased our reported sales and marketing expenses during the three months ending September 30, 2006 by approximately $42,000, as, on average, the U.S. dollar was weaker during the third quarter of 2006 as compared to the same period in 2005. However, for the nine months ending September 30 2006, exchange rate fluctuations decreased our overall sales and marketing expenses by approximately $139,000, as, on average, the U.S. dollar was stronger against these currencies than during same period in 2005.

We expect that, for full year 2006, our sales and marketing expenses will decrease over 2005 levels, as we believe the reduced sales and marketing spending trends we have experienced so far this year will continue for the remainder of 2006. However, our sales and marketing expenses will continue to be affected by the foreign currency exchange rates between the U.S. dollar and the local currencies in which we operate. If the U.S. dollar were to weaken against these foreign currencies, our future sales and marketing expenses would increase if local currency spending remained steady. Conversely if the U.S. dollar were to strengthen against these currencies, our future sales and marketing expenses would decrease.

General and Administrative
	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over2005 % Change
General and Administrative	$3,746	$8,550	$(4,804)	(56.2%)

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
General and Administrative	$10,946	$16,597	$(5,651)	(34.0%)

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $4.8 million decrease in general and administrative expenses during the quarter ended September 30, 2006 as compared to the same period in 2005 was primarily attributable to the $5.1 million Enel arbitration award reflected in the 2005 results. Partially offsetting this was an increase in equity compensation expenses between the two periods of approximately $200,000. The $5.6 million decrease in general and administrative expenses during the nine-months ended September 30, 2006 as compared to the same period in 2005 was again primarily due to the 2005 $5.1 million Enel arbitration award. To a lesser extent, a $1.1 million reduction in legal and other administrative fees associated with the Enel arbitration, as well as reductions in other administrative costs such as travel and entertainment and bad debt expense, also contributed to the decrease between the two periods. Partially offsetting these decreases was a $794,000 increase in equity compensation expenses resulting from our 2006 adoption of SFAS 123R.

We expect that, for full year 2006, general and administrative costs will be slightly lower than those incurred in 2005. Although we expect reduced spending in 2006 for legal and other costs as a result of the conclusion of our Enel arbitration in 2005, we expect these savings will be partially offset by increases in stock-based compensation costs resulting from our adoption of SFAS 123R.

Interest and Other Income, Net
	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
Interest and Other Income, Net	$1,586	$1,225	$361	29.5%

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
Interest and Other Income, Net	$4,384	$3,567	$817	22.9%

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. In addition, foreign exchange translation gains and losses related to short-term intercompany balances are also reflected in this amount.

Of the $361,000 increase in interest and other income, net during the quarter ended September 30, 2006 as compared to the same period in 2005, approximately $401,000 was attributable to increased interest income. Similarly, of the $817,000 increase in interest and other income, net during the nine months ended September 30, 2006 as compared to the same period in 2005, approximately $1.5 million was attributable to increased interest income. These increases are primarily attributable to an overall improvement in the average yield on our investment portfolio. Yields have been increasing since June 2004 as a result of the Federal Reserve’s interest rate increases. As short-term investments we purchased in 2004 and 2005 have come to maturity, the proceeds have been re-invested in instruments with higher effective yields, thus increasing interest income. Partially offsetting these increases in interest income between the two three and nine-month periods ending September 30, 2006 and 2005, was the impact of foreign exchange translation losses on our short-term intercompany balances.

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

Provision for Income Taxes
	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
Provision for Income Taxes	$80	$100	$(20)	(20.0%)

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005	2006 over 2005 $ Change	2006 over 2005 % Change
Provision for Income Taxes	$240	$300	$(60)	(20.0%)

The provision for income taxes for 2006 includes a provision for federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes. Income taxes of $80,000 and $100,000 for the quarters ended September 30, 2006 and 2005, respectively, and $240,000 and $300,000 for the nine months ended September 30, 2006 and 2005, respectively, consist primarily of taxes related to profitable foreign subsidiaries and various state minimum taxes.

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

Operating Lease Commitments. We lease our present corporate headquarters facility in San Jose, California, under two non-cancelable operating leases. The first lease agreement expires in 2011 and the second lease agreement expires in 2013. Upon expiration, both lease agreements provide for optional extensions of up to ten years. As part of these lease transactions, we provided the lessor security deposits in the form of two standby letters of credit totaling $6.5 million.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $142,000 during the quarter ended September 30, 2006, and $115,000 for the same period in 2005. Royalty expense was approximately $352,000 for the nine months ended September 30, 2006, and $363,000 for the same period in 2005.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Legal Actions. On May 3, 2004, we announced that Enel filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the Research and Development and Technological Cooperation Agreement dated June 28, 2000. The arbitration took place in London in early March 2005 under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce. We received the arbitration panel’s decision on September 29, 2005. The arbitration tribunal awarded Enel €4,019,750 in damages plus interest from December 15, 2004 and the sums of $52,000 and €150,000 in arbitration and legal related costs, respectively. These amounts, which total approximately $5.2 million, were included in our results of operations for the year ended December 31, 2005. As of December 31, 2005, approximately $3.0 million of the $5.2 million award was unpaid and is reflected in accrued liabilities. As of September 30, 2006, all amounts due Enel under the arbitration ruling have been paid. The arbitration tribunal refused Enel’s request to extend the supply or marketing obligations of Echelon.

In addition to the matter described above, from time to time, in the ordinary course of business, we are also subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of September 30, 2006, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

As of September 30, 2006, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$27,828	$5,050	$9,385	$9,440	$3,953
Purchase commitments	24,265	24,130	135	--	--
Total	$52,093	$29,180	$9,520	$9,440	$3,953

LIQUIDITY AND CAPITAL RESOURCES

 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through September 30, 2006, we have raised $278.1 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

 In July 1998, we consummated an initial public offering of 5.0 million shares of our common stock at a price to the public of $7.00 per share. The net proceeds from the offering were about $31.7 million. Concurrent with the closing of our initial public offering, 7,887,381 shares of convertible preferred stock were converted into an equivalent number of shares of common stock. The net proceeds received upon the consummation of the offering were invested in short-term, investment-grade, interest-bearing instruments.

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

In March and August 2004 and March 2006, our board of directors approved a second stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. Since inception, we have repurchased a total of 2,050,066 shares under the program at a cost of $14.8 million. As of September 30, 2006, 949,934 shares are available for repurchase. The stock repurchase program will expire in March 2007.

The following table presents selected financial information as of September 30, 2006 and for each of the last three fiscal years (dollars in thousands):

	September 30, 2006	2005	2004	2003
Cash, cash equivalents, and short-term investments	$129,792	$154,480	$160,364	$144,923
Trade accounts receivable, net	17,086	11,006	17,261	20,110
Working capital	138,140	157,474	173,391	160,745
Stockholders’ equity	162,762	181,308	211,062	200,924

As of September 30, 2006, we had $129.8 million in cash, cash equivalents, and short-term investments, a decrease of $24.7 million as compared to December 31, 2005. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities has historically been driven by net income (loss) levels, adjustments for non-cash charges such as depreciation, amortization, in-process research and development charges, and stock-based compensation, as well as fluctuations in operating asset and liability balances. Net cash used in operating activities was $16.2 million for the nine months ended September 30, 2006, a $16.5 million increase from the same period in 2005. During the nine months ended September 30, 2006, net cash used in operating activities was primarily a result of our net loss of $17.9 million and changes in our operating assets and liabilities of $5.2 million, partially offset by stock-based compensation expenses of $3.7 million, depreciation and amortization expense of $3.3 million, and a reduction in our bad debt reserve balance of $32,000. During the nine months ended September 30, 2005, net cash provided by operating activities was primarily the result of changes in our operating assets and liabilities of $13.8 million, depreciation and amortization expense of $3.1 million, and stock-based compensation expenses of $356,000, partially offset by our net loss of $17.0 million.

Net cash provided by (used for) investing activities. Net cash provided by (used for) investing activities has historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $16.2 million for the nine months ended September 30, 2006, an $8.9 million increase from the same period in 2005. During the nine months ended September 30, 2006, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $68.1 million, partially offset by purchases of available-for-sale short-term investments of $47.8 million, capital expenditures of $4.1 million, and changes in our other long-term assets of $106,000. During the nine months ended September 30, 2005, net cash provided by investing activities was primarily the result of proceeds of $89.8 million from sales and maturities of available-for-sale short-term investments, an $11.1 million reduction in our restricted investments, and changes in our other long-term assets of $250,000, partially offset by purchases of $92.4 million of available-for-sale short-term investments and capital expenditures of $1.5 million.

Net cash provided by (used in) financing activities. Net cash provided by (used in) financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs. Net cash used in financing activities was $5.1 million for the nine months ended September 30, 2006, a $2.8 million decrease over the same period in 2005. During both the nine month periods ended September 30, 2006 and 2005, net cash used in financing activities was primarily attributable to open-market purchases of our common stock under our stock repurchase program.

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

RELATED PARTY TRANSACTIONS

During the quarter and nine months ended September 30, 2006, and the years ended December 31, 2005, 2004, and 2003, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

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

In September 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million (see Note 11 to our accompanying condensed consolidated financial statements for additional information on our transactions with Enel). The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. As of October 31, 2006, to our knowledge Enel had not disposed of any of its 3.0 million shares.

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. Enel appointed Mr. Francesco Tatò as its representative to our board of directors in September 2000. As a consequence of the expiration of Mr. Tatò’s mandate as Enel’s Chief Executive Officer, Mr. Tatò resigned his board memberships in all of Enel’s subsidiaries and affiliates, including Echelon. His resignation from our board of directors was effective in June 2002. During the term of service of Enel’s representative on our board of directors from September 2000 to June 2002, Enel’s representative abstained from resolutions on any matter relating to Enel.  As of October 31, 2006, a representative of Enel has not been appointed to our board.

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel. Under the terms of the research and development agreement, we cooperated with Enel to integrate our LonWorks technology into Enel’s remote metering management project in Italy. For the quarter and nine months ended September 30, 2006, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $53,000 and $7.1 million, respectively. As of September 30, 2006, $4.1 million of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers. For the quarter and nine months ended September 30, 2005, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $4.4 million and $20.6 million, respectively. As of September 30, 2005, $5.3 million of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005, and, as of September 30, 2006, have also completed the $7.1 million worth of spare parts Enel ordered from us in early 2006.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS 157 is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We believe that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. The provisions of SAB 108 are effective as of the beginning of our 2007 fiscal year. We believe that the adoption of SAB 108 will not have a material impact on our consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principal recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our condensed consolidated financial statements.

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

In June 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for how an entity accounts for, and reports, a change in accounting principle. Previously, most voluntary changes in accounting principles were implemented by reflecting a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have a material impact on our consolidated financial statements.

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

We completed our deliveries under the deployment phase of the Enel project during 2005. We currently expect that our revenues from Enel and its meter manufacturers will decline significantly, from $26.9 million in 2005 to approximately $7.1 million in 2006, all of which was recognized during the first nine months of 2006. In October 2006, we entered into two additional agreements with Enel, a new development and supply agreement and a software enhancement agreement. Under the new development and supply agreement, Enel will purchase additional metering kit and data concentrator products from us, assuming initial acceptance tests are completed successfully. Under the software enhancement agreement, we will provide software enhancements to Enel for use in its Contatore Elettronico system. We do not currently anticipate any material revenues from either of these new agreements during 2006. Accordingly, we continue to seek new revenue opportunities with utility companies around the world.

We believe that utility companies generally require a lengthier sales cycle than do most of our other customers. For example, in December 2005 we announced the Swedish utility, Vattenfall AB, had selected our NES system for deployment in part of its service territory. Prior to this award, our VAR partner, Telvent, and we had been discussing the benefits of the NES system with Vattenfall for about three years. In addition, in many instances, one or more field trials of our NES system products may be required before a final decision is made by a utility. For example, a subsidiary of Nuon, a utility grid operator located in the Netherlands, completed a limited field trial of our NES system within its service territory in early 2005. In early 2006, Nuon selected our NES system for a small deployment in part of its service territory. Once that effort is completed, which we believe will occur in early 2007, we expect Nuon will issue a public tender for an even larger deployment within their service territory. However, there is no assurance that we will win that tender, if and when Nuon decides to issue it. In addition, there is generally an extended development and integration effort required in order to incorporate the new technology into a utility’s existing infrastructure.

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

Due to the extended sales cycle and the additional development and integration time required, as well as the uncertainty of the timing of our NES revenue recognition, we do not believe we will be able to replace the expected $19.8 million reduction in Enel revenues in 2006.

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

We cannot assure you that our NES system will be accepted in the utility market place to the extent required for us to realize a reasonable return on our investments in developing the system. For example, in order to realize all of the benefits of the NES system, a utility must replace a significant portion of its metering infrastructure with a homogenous population of intelligent, networked meters. In addition, even if the NES system meets a utility’s technical specifications, we may not be able to meet all of the utility’s contractual requirements. We also cannot assure you that, if accepted by the utilities, our NES system will generate economic returns that meet our financial targets. For example, revenues from our NES system offering may be significantly lower than we currently anticipate, as was the case for actual versus targeted NES system revenues for both 2004 and 2005. The timing of these revenues could also fluctuate from our business plan for a variety of reasons, including changes in shipping schedules, contractual provisions such as customer acceptance, and complex revenue recognition rules related to sales of products consisting of multiple elements such as our NES system. Additionally, when we do recognize revenue on sales of our NES system products, we expect the gross margins generated from such sales will be lower than those generated by most of our other products, particularly as we ramp up production of these products.

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

The sales cycle between initial customer contact and execution of a contract or license agreement with a customer, or purchase of our products, can vary widely. For example, OEMs, as well as utilities that may be interested in our NES system, typically conduct extensive and lengthy product evaluations before making initial purchases of our products. They may further delay subsequent purchases of our products due to their own prolonged product development, system integration, and product introduction periods. Delays in our sales cycle can also result from, among other things:

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

If we do not maintain adequate distribution channels for our LONWORKS Infrastructure products or our NES system products, our revenues will be significantly harmed.

Currently, significant portions of our revenues are derived from sales to distributors, including EBV, the primary independent distributor of our products to OEMs in Europe. Sales to EBV, our largest distributor, accounted for 32.0% of our total net revenues for the quarter ended September 30, 2006, and 22.7% for the same period in 2005; and 25.3% of our total net revenues for the nine months ended September 30, 2006, and 20.5% for the same period in 2005. Worldwide sales to distributors, including those to EBV, accounted for approximately 46.3% of total net revenues for the quarter ended September 30, 2006, and 32.3% of our total net revenues for the same period in 2005; and 34.4% of total net revenues for the nine months ended September 30, 2006, and 28.2% for the same period in 2005.

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

We market our NES system products directly, as well as through selected VARs and integration partners. We believe that a significant portion of our NES system sales will be made through our VARs and integration partners, rather than directly by our company. To date, our VARs and integration partners have greater experience in overseeing projects for utilities. As a result, if our relationships with our VARs and integration partners are not successful, or if we are not able to create similar distribution channels for our NES system business with other companies, our NES system business may not be successful or may otherwise not meet our financial targets, which will harm our revenues and operating results.

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

Our future success will also depend significantly on our ability to manufacture our products cost-effectively, in sufficient volumes and in accordance with quality standards. For most of our products requiring assembly, we use contract electronic manufacturers, including WKK Technology, TYCO TEPC/Transpower, and Flextronics. These contract electronic manufacturers procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks. By using third parties to manufacture our products, we have reduced control over quality, costs, delivery schedules, product availability, and manufacturing yields. For instance, quality problems at a contract equipment manufacturer could result in missed shipments to our customers and unusable inventory. Such delays could, among other things, reduce our revenues, increase our costs by increasing our inventory reserves, and cause us to incur penalties. In addition, contract electronic manufacturers can themselves experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers.

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

As previously discussed, we currently purchase several key products and components only from sole or limited sources. For some of these suppliers, we do not maintain signed agreements that would obligate them to supply to us on negotiated terms. In addition, our products may incorporate components or materials that are subject to price fluctuations. For example, we use copper in our NES meters and other products, and the price of copper has been very volatile recently. As a result, we may be vulnerable to price increases for products, components, or materials. In addition, in the past, we have occasionally experienced shortages or interruptions in supply for certain of these items, which caused us to delay shipments beyond targeted or announced dates. In some cases, these shortages were caused by the normal fluctuations in component lead times. Any future lengthening of component lead times may make it more difficult for us to meet our scheduled delivery dates and could adversely affect our revenues.

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

During the first nine months of 2006, we generated a loss of $17.9 million. As of September 30, 2006, we had an accumulated deficit of $102.0 million. We have invested and expect to continue investing significant financial resources in product development, marketing and sales. We believe we will incur a substantial loss in 2006. Consequently, we currently expect our cash and short-term investment balances to decline as a result of such losses.

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
•
costs associated with any future business acquisitions, including up-front in-process research and development charges, ongoing amortization expenses related to other identified intangible assets, and ongoing operational expenses associated with the acquired entity;

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

Our international sales and marketing operations are located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 60.9% of our total net revenues for the quarter ended September 30, 2006, and 72.4% of our total net revenues for the same period in 2005; and 66.3% of our total revenues for the nine months ended September 30, 2006, and 77.3% for the same period in 2005. We expect that international sales will continue to constitute a significant portion of our total net revenues.

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

Fluctuations in the value of currencies in which we conduct our business relative to the U.S. dollar could cause currency translation adjustments. The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 6.7% for the quarter ended September 30, 2006, and 5.3% for the same period in 2005; and 5.4% for the nine months ended September 30, 2006, and 4.6% for the same period in 2005. In addition, much of our sales and marketing expenses, as well as certain other costs, are incurred in currencies other than the U.S. dollar. For example, in 2005 China revalued its currency, the Chinese Renminbi, against the U.S. dollar. Although the adjustment has not resulted in a material change to the costs for goods and services we obtain from our suppliers and contractors in China, any future revaluations of the Chinese currency against the U.S. dollar could result in significant cost increases. If the value of the U.S. dollar declines as compared to the local currency where the expenses are incurred, our expenses, when translated back into U.S. dollars, will increase.

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

Our quarterly and annual results have varied significantly from period to period, and we have sometimes failed to meet securities analysts’ expectations. For example, although we generated net income ranging from $84,000 to $16.8 million during the years from 2000 to 2004, in 2005 we generated a net loss of $19.7 million, and during the first nine months of 2006 we generated additional losses of $17.9 million. We expect to incur a substantial loss again for the full year 2006, and our future results may continue to fluctuate and may not meet analysts’ expectations in some future period. As a result, the price of our common stock could fluctuate or decline. Some factors that could cause this variability, many of which are outside of our control, include the following:

•
the complex revenue recognition rules relating to products such our NES system could require us to defer some or all of the revenue associated with NES product shipments until certain conditions, such as acceptance criteria, are met in a future period;

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
•
we could incur costs associated with future business acquisitions, including up-front in-process research and development charges, ongoing amortization expenses related to other identified intangible assets, and ongoing operational expenses associated with the acquired entity;

•	our product distribution may change;
•	product ratings by industry analysts and endorsements of competing products by industry groups could hurt the market acceptance of our products; and
•
the results of impairment tests that we will perform from time to time in the future, in accordance with SFAS 142, with respect to goodwill and other identified intangible assets that we acquired in the past or that we may acquire in the future may indicate that an impairment event has taken place. If so, we will be required to take an asset impairment charge that could have a material adverse effect on our operating results.

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

We may also experience losses or potential losses in the event of property damage, liability for harm to a third party’s property or person, claims against our directors or officers, and the like. To help reduce our exposure to these types of claims, we currently maintain property, general commercial liability, errors and omissions, directors and officers, and other lines of insurance. However, it is possible that such insurance may not be available in the future or, if available, may be insufficient in amount to cover any particular claim, or we might not carry insurance that covers a specific claim. In addition, we believe that the premiums for the types of insurance we carry will continue to fluctuate from period to period. In times of significant cost increases, this could result in increased costs or reduced limits. Consequently, if we elect to reduce our coverage, or if we do not carry insurance for a particular type of claim, we will face increased exposure to these types of claims. If liability for a claim exceeds our policy limits, our operating results and our financial position would be negatively affected.

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

Our success depends significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. As of October 31, 2006, we have 96 issued U.S. patents, 11 pending U.S. patent applications, and various foreign counterparts. It is possible that patents will not issue from these pending applications or from any future applications or that, if issued, any claims allowed will not be sufficiently broad to protect our technology. In addition, we may not apply for or obtain patents in each country in which our technology may be used. If any of our patents fail to protect our technology, or if we do not obtain patents in certain countries, our competitors may find it easier to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to take all necessary steps to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

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

As of October 31, 2006, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 36.1% of our outstanding stock.

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

For example, we entered into the Contatore Elettronico project with an affiliate of Enel. Enel currently owns 3.0 million shares of our common stock, representing approximately 7.6% of our outstanding common stock. Enel also has the right to nominate a member of our board of directors as long as Enel owns at least 2.0 million shares of our common stock. As a consequence of the expiration of his mandate as Enel’s Chief Executive Officer, Mr. Francesco Tatò resigned his board membership in all of Enel’s subsidiaries and affiliates, including Echelon. Mr. Tatò served on our board of directors as a representative of Enel from September 2000 until September 2002. Enel has reserved its right to nominate a new member of our board of directors, who must be approved by us, to fill the vacancy created by the resignation of Enel’s former board representative to our board of directors. As of October 31, 2006, a representative of Enel has not been appointed to our board.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2006 and September 30, 2005, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at September 30, 2006, and September 30, 2005, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

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

Conclusions Regarding Disclosure Controls and Procedures and Internal Controls Over Financial Reporting

Our CEO and our CFO have reviewed our disclosure controls and procedures and our internal controls over financial reporting in order to both evaluate their effectiveness and to ensure they have been designed to provide reasonable assurance of achieving their objectives, which is to make sure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, they have concluded that as of September 30, 2006, our disclosure controls and procedures and our internal controls over financial reporting are effective at this reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Factors That May Affect Future Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This restated description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I Item 1A of our 2005 Annual Report on Form 10-K and in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and is incorporated herein by reference.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the repurchase of our common stock during the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1- July 31	111,090	(1)	$7.82	1,838,544	(1)	1,161,456
August 1- August 31	211,522		$7.98	2,050,066		949,934
September 1- September 30	---		---	2,050,066		949,934
Total	322,612		$7.92	2,050,066		949,934

(1)	Shares repurchased in open-market transactions under the stock repurchase program approved by our board of directors in March and August 2004 and March 2006. The program authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. During the quarter ended September 30, 2006, we repurchased 322,612 shares under the program at a cost of $2.6 million. Since inception, we have repurchased a total of 2,050,066 shares under the program at a cost of $14.8 million. The stock repurchase program will expire in March 2007.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

ECHELON CORPORATION
Date: November 9, 2006	By:	/s/ Oliver R. Stanfield
Oliver R. Stanfield, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.