Form 10-K
period 2006-12-31
ECHELON CORP
filed 2007-03-16
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, there were 39,531,336 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the per share closing sale price of $7.49 of such shares on the Nasdaq National Market on June 30, 2006) was approximately $202.5 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 As of February 28, 2007, 39,272,524 shares of the registrant’s common stock, $.01 par value per share, were issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2007 (Proxy Statement)	Part III

ECHELON CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future that are forward-looking. These statements include those discussed in Item 1, Business, including “General,” “Markets” “Products and Services”, “Product Development,” “Marketing,” and “Government Regulation” in Item 1A, Risk Factors, in Item 2, “Properties,” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Critical Accounting Policies,” “Results of Operations,” “Off-Balance-Sheet Arrangements and Other Contractual Obligations,” “Liquidity and Capital Resources,” “Acquisitions,” “Related Party Transactions,” “Recently Issued Accounting Standards,” “Equity Based Compensation,” and “Factors That May Affect Future Results of Operations,” and elsewhere in this report. In this report, the words “anticipate,” “believe,” “expect,” “intend,” “future,” “moving toward” and similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of factors including, but not limited to, those set forth in the section entitled “Factors That May Affect Future Results of Operations” and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ.

PART I

ITEM 1.	BUSINESS

General

Echelon was incorporated in California in 1988 and reincorporated in Delaware in 1989. We are an ISO 9001 certified company that develops, markets, and sells system and network infrastructure products that enable everyday devices — such as air conditioners, appliances, electricity meters, light switches, thermostats, and valves — to be made smart and inter-connected. Working together, products and systems equipped with our technology can monitor and save energy, lower costs, improve productivity and enhance service, quality, safety and convenience.

To the building, home, industrial, transportation, and other automation markets, we sell a suite of network infrastructure products to original equipment manufacturers (OEMs). OEMs “design in,” or embed, our products into their products and systems in order to give their products local intelligence and networking capability. We call the products that we sell to OEMs our LonWorks® Infrastructure, or “LWI”, product line. Our LWI products include transceivers, control modules, routers, network interfaces, development tools, and software tools and toolkits. Representative customers include BOC Edwards, Fuji Electric, Honeywell, Invensys Intelligent Systems, Johnson Controls, NTT Data, Samsung, Schindler Elevator, Siemens, and TAC AB . By using our LWI products we believe OEMs can reduce their development time and expense and bring higher quality, more functional products to market than previously possible or than would be possible using alternative development approaches. Additionally, we believe the resulting products are also lower cost for end-users to install, maintain and operate.

For the electric utility industry we have developed an advanced metering infrastructure system that we call the Networked Energy Services (NES) system. The NES system provides a two-way information and control path between the utility and its customer, which we believe enables utilities to reduce operating costs; improve customer service; offer multiple tariff plans, including time-of-use metering and prepay metering; promote energy efficiency; better utilize distribution assets; improve grid quality and reliability; control loads and reduce peak demand; and respond more rapidly to changing customer and regulatory requirements. Our primary channel to market for the NES system is through value-added resellers (VARs). Examples of NES VARs include Telvent, ES Mätteknik, Gorlitz, and EVB. These VARs in turn add application software, project management, and other value-added services to provide utilities with complete advanced metering systems offerings. Representative end-use customers include Vattenfall and E.ON in Sweden, Nuon in the Netherlands, and Integral Energy in Australia.

For system integrators serving the street lighting, remote facility monitoring, and energy management markets, Echelon has developed the i.LON® Internet server family of products, which provides a low-cost, robust Internet interface and local control capability for remote devices and systems. We believe that the i.LON product family provides a compelling platform for these applications that can monitor and substantially reduce energy consumption, lower maintenance costs, and enhance safety and convenience. Representative VARs of i.LON based managed street lighting solutions include Streetlight Vision, Device Insight, Intron, and NetOne. Representative end-use customers include the City of Oslo, Norway and the City of Bremen, Germany.

We view the system infrastructure and network infrastructure product lines as two complementary halves of the same coin, tied together by a common theme of energy management. We believe that while each offering has substantial value on its own, that together they bring a more comprehensive and valuable solution to the end user and that, over time, our success in system infrastructure applications helps drive success in the network infrastructure applications and vis-a-versa. For example, we believe that utilities that adopt our NES system become better prospects for i.LON based street lighting systems and for in-home and in-building energy management applications based on our LWI products. We believe the same synergy is present for utilities that first adopt an i.LON based street lighting system. Likewise we believe that because our system products are built on our LWI products, the availability of home and commercial devices based on our LWI products represents an opportunity for utilities to extend the reach of energy management into homes and buildings.

Markets

We market our products and services primarily in North and South America, Europe, Japan, China and other selected Asia Pacific countries. Our principle target markets include the following:

Electric Utilities

We believe the worldwide electric metering industry is at the beginning of a transition from stand-alone meters or limited-function automatic metering reading (AMR) systems to advanced systems that offer two-way communication, multiple services over a common infrastructure to utilities and their customers, and the ability to add new functionality over time to “future proof” the system. While the timing and speed of the transition varies by geography and even within a given geography by utility, we believe that two principle factors are driving this change: opening markets, which motivates utilities to increase service quality and flexibility while lowering their cost-to-serve; and growing environmental concerns, which drive regulators and utilities toward time-of-use pricing, demand response, load shifting, and other programs to reduce peak-load.

To capitalize on this opportunity, Echelon developed the NES system. We launched the NES VAR channel and shipped the first release of our NES system products for use in trials in December 2003. In December 2005, the Swedish utility Vattenfall AB awarded a public tender for approximately 300,000 electric meters and associated networking infrastructure, with four options of up to approximately 100,000 meters each, to Telvent, one of our NES VARs. In January 2007, we announced that Vattenfall had exercised options for an additional 200,000 meters and associated networking infrastructure. We began shipping our NES products related to this award in 2006, and currently expect to complete shipments of the 500,000 meters ordered so far by the end of 2007. In January 2006, we announced that we had won a tender from Continuon Netbeheer, a leading Dutch utility grid operator and subsidiary of the Dutch utility Nuon, for a 25,000-meter deployment, which has subsequently been expanded to approximately 35,000 meters and associated networking infrastructure. Installations for this deployment began in 2006, and we expect they will be completed by the second half of 2007. In June 2006, the Swedish utility E.ON Sverige awarded a public tender for a deployment of 370,000 electric meters and associated networking infrastructure to ES Mätteknik, a NES reseller. Shipments under this award began in late 2006 and we expect them to continue through 2007 and into early 2008. In addition, throughout 2005 and 2006, we and our NES resellers announced or started many smaller pilot projects.

In June 2000, we began working with the Italian utility Enel to incorporate our technology into Enel’s Contatore Elettronico project. Under this project, Enel replaced its existing stand-alone electricity meters with advanced, networked electricity meters at about 27 million of its customers’ locations in Italy. We began shipping products to Enel for use in the project in late 2000, and increased those volumes through 2003. During 2004, our shipments under the Enel project decreased, and in 2005, we completed our scheduled deliveries under the deployment phase of the project. During 2006, we shipped limited spare parts to Enel and its designated meter manufacturers. Sales to Enel and its meter manufacturers accounted for 12.4% of our total revenues in 2006, 36.2% in 2005, and 58.3% in 2004.

Building Automation

Our LWI product line is used by companies worldwide in most areas of the building automation industry, including access control; automatic doors; elevators; energy management; fire/life/safety; heating, ventilation, and air conditioning (HVAC); lighting; metering; security; and automated window blinds. We believe that our products are widely accepted because they lower installed system cost, reduce ongoing life-cycle costs, and increase functionality. We also believe that an increased global interest in reducing energy consumption — both to reduce cost and minimize impact to the environment — has become a driving force behind the adoption of our LWI and i.LON Internet server products. For example, using a LonWorks building management system to integrate and optimize HVAC, lighting, security, and other subsystems, the new The Crown Estate headquarters building in London was able to achieve 33% less carbon dioxide emissions than that of a comparable building and was awarded the highest rating possible by BREEAM, a U.K. assessment method that rates the environmental performance of new and existing buildings. Our OEM customers in the building automation market include Honeywell, Invensys Intelligent Systems, Johnson Controls, Philips Lighting, Schindler Elevator, Siemens, TAC AB, and Yamatake. Sales to Honeywell, both direct and through distribution, accounted for approximately 11.0% of our total revenues in 2006.

Industrial Automation

Our LWI products are used in a wide range of industrial automation applications, including semiconductor fabrication plants, gas compressor stations, gasoline tank farms, oil pumping stations, water pumping stations, textile dyeing machinery, pulp and paper processing equipment, automated conveyor systems, and many other industrial environments. In such industrial installations, among other advantages, our control networks can replace complex wiring harnesses, reduce installation costs, eliminate expensive programmable logic controllers and distribute control among sensors, actuators and other devices, thereby reducing system costs, improving control and eliminating the problem of a single point of failure. For example, BOC Edwards, a leading supplier of vacuum pumping systems to the semiconductor industry, uses our products within certain vacuum pump products to replace complex wiring used to connect various motors, sensors, actuators, and displays. The same control network is extended to connect multiple pumping stations together in a semiconductor fabrication plant to form a complete pumping system. In addition to BOC Edwards, our OEM customers in the industrial automation market include Fuji Electric, Hitachi, Meissner & Wurst, and Yokagawa.

Street Lighting

The street lighting market, which we estimate contains on the order of 740 million street light poles worldwide, represents a large market opportunity for our LWI and i.LON Internet server products. Through the combination of our power line smart transceiver product built into ballasts to provide local intelligence and reliable networking, and our i.LON Internet server, which provides local control and remote Internet connectivity, LonWorks based street lighting systems can greatly reduce energy consumption and cut maintenance costs through remote diagnostics and predictive failure reporting while enhancing safety and lighting quality. For example, the City of Oslo, Norway is in the process of replacing ballasts in 55,000 streetlights with electronic ballasts that communicate over existing power lines using Echelon’s power line technology. Preliminary results have demonstrated energy reduction of over 50% and cost reductions on the order of 30%. Our OEM customers and reseller partners in the street lighting market include ABB, Device Insight, Kongsberg Analogic, Philips Lighting Control, SELC, and Streetlight Vision.

Home Control

While the market for home automation and control is still in its infancy, we believe that recent product innovations we have made to simplify the installation of such devices, coupled with a growing consumer demand for “green” products that can help them manage and reduce and control their energy costs, has created a new opportunity in the market for networked home control products. In response to this opportunity, in November 2006 we launched the Digital Home® Alliance. The Digital Home Alliance is designed to bring together a collection of companies that market networked home control products based upon Echelon's LonWorks control networking technology and promote to consumers the value of the Digital Home Alliance logo as a mark of products that network together, are easy to install, and add value to consumers' lives.

Transportation

Our products are used in important transportation applications, including railcars, light rail, buses, motor coaches, fire trucks, naval vessels, and aircraft. Our control networks can be used in these transportation systems to improve efficiency, reduce maintenance costs, and increase safety and comfort. LonWorks technology is one of the standards required by the New York City Transit Authority when evaluating replacement alternatives for its subway cars. Key OEMs in the transportation market include Bombardier, Kawasaki, New York Air Brake, and Siemens.

Products & Services

We offer a wide-ranging set of products and services. These products help our customers maximize development efficiency, minimize product cost, and maximize the opportunity to integrate across product lines and industry segments. Our products are built on a common technology base with sharing between products wherever possible.

Our LWI network infrastructure products include transceivers, control modules, routers, network interfaces, development tools, and software tools and toolkits. Transceivers and control modules are products that our OEM customers use to embed networking and intelligence into their products. In 2005, we announced a new embedded control networking platform, called Pyxos™ and in late 2006 we began deliveries of the first products based on this platform, which includes development tools and the Pyxos FT chip, which is designed to be built into the sensors and actuators embedded inside a machine. Sales of transceivers and control modules generated approximately 53.5% of our revenues during 2006, 38.1% of our revenues during 2005, and 24.8% of our revenues during 2004. Routers are used to control and partition network traffic, increasing the total throughput and speed of the system or to provide transparent support for multiple media, which makes it possible to signal between different types of media, such as twisted pair, power line, radio frequency, and optical fiber. Network interfaces are products that can be used to connect computers and controllers to a LonWorks network. Our Mini EVK and NodeBuilder® development tools are designed to make it easy for OEMs to design our transceivers and control modules into their products and systems. Our software tools and toolkits include our LNS® network operating system, which provides a client-server platform for installing, maintaining, monitoring, and interfacing with LonWorks networks, and the LNS based LonMaker® Integration Tool, which built on the Microsoft Visio technical drawing package to give users a graphical, “drag and drop” environment for designing their network’s control system.

Our system infrastructure products include the i.LON family of Internet servers and the NES system. Our i.LON products provide cost-effective, secure LAN, WAN, and Internet connectivity to everyday devices in control networks. The i.LON 100 Internet server also includes a number of capabilities specifically designed to simplify the implementation and increase the functionality of LonWorks based street lighting and remote facility monitoring and energy management applications. Our NES system is designed to provide the core networking infrastructure necessary to build and deploy an advanced metering system. It includes a family of digital electricity meters, a family of data concentrators, and the NES system software. NES electricity meters are designed to meet the needs of residential and light commercial users. Since electricity meters are measurement devices used to bill consumers many, but not all, countries require that meters be certified (or “homologated”) by a recognized authority to verify their accuracy. As of December 31, 2006, NES meters had been homologated in 14 countries. The mechanical form-factor and characteristics also vary by country. Our initial set of NES meters conformed to the IEC standards used throughout most of Europe and parts of Asia. In 2006 we added additional products that meet the BS standards used in the UK and many former British Colonies, the AS standards used in Australia, and initial samples of meters that conform to the ANSI form-factor used throughout the United States and Canada. NES data concentrators reduce system cost by enabling all of the electricity on a given low voltage transformer to share a single wide area connection. Data concentrators are offered in different configurations based upon the number of meters that they are designed to manage. Data concentrators connect to the wide area network using an industry standard modem interface and communicate using Internet standard TCP/IP, allowing our resellers and their utility customers to select a wide variety of available connectivity options including GPRS (general packet radio service), GSM (Global System for Mobile communications), PSTN (public switched telephone networks), BPL (broadband over power line), WiFi, WiMax, Fiber Optic, Ethernet and others. The NES system software is enterprise software designed to allow our customers to quickly integrate the NES system into a utility’s business processes and systems. Through the NES system software, the NES system, in effect, looks like a collection of web services and events, allowing a wide range of industry standard tools and operating environments to be used. The NES system software is designed to scale from low cost, single server implementations for small pilots, to large scale systems distributed physically and geographically across multiple servers to support millions of meters with high reliability, availability, and scalability requirements.

We also offer a variety of technical training courses covering our products and technology. These courses are designed to provide hands-on, in-depth and practical experience that can be used immediately by our customers to build products and systems based on our products. In some instances these classes are also licensed to third-parties in foreign markets who present them in the local language. Additionally, we offer a variety of computer-based training courses that can be taken over the Internet. We also offer telephone, e-mail, and on-site technical support to our customers on an annual contract or per-incident basis. We provide these support services to resolve customers’ technical problems on a timely basis, ensure that our products will be used properly, and shorten the time required for our customers to develop products that use our technology.

Product Development

Our future success depends in large part on our ability to enhance existing products, reduce product cost, and develop new products that maintain technological competitiveness. We have made and intend to continue to make substantial investments in product development. We obtain extensive product development input from customers and by monitoring end-user needs and changes in the marketplace. We continue to make significant engineering investments in developing and enhancing our products and broadening the markets they serve.

Our total expenses for product development were $28.4 million for 2006, $25.1 million for 2005, and $25.3 million for 2004. Included in the 2006 and 2005 amounts were equity compensation amounts of $1.9 million and $143,000, respectively. In addition, of the $25.1 million of product development expenses incurred in 2005 and the $25.3 million incurred in 2004, approximately $37,000 and $580,000, respectively, related to amortization charges for intangible assets acquired in prior years. We anticipate that we will continue to commit substantial resources to product development in the future and that product development expenses may increase in the future. To date, we have not recorded any capitalized software development costs from our development efforts.

Marketing

Our marketing efforts focus on creating awareness of our brand, the products and solutions that we offer, and the capabilities and benefits that they bring. We conduct an integrated marketing program comprised of press releases, brochures, published papers, case studies, participation in industry trade shows, speaking at industry conferences, webinars, advertising, direct mail, newsletters, our global website, and the LonWorld® industry exhibition and conference. We have also formed and actively participate in two associations directly focused on the adoption of our products, LonMark® International and the Digital Home Alliance, and participate in other relevant industry organizations such as the UPnP Forum.

Sales and Distribution

In most regions of the world we market and sell our products and services using our direct sales organization, distributors, value-added resellers, and integration partners. We rely solely on distributors in certain markets in the Asia Pacific region, including Australia and Taiwan, and in Latin America, through our distributor in Argentina. Sales to EBV, our largest distributor and the sole independent distributor of our LWI products in Europe, accounted for 27.1% of our total revenues in 2006, 21.0% in 2005, and 14.4% in 2004.

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

Our International sales include both export sales and sales by international subsidiaries and accounted for 65.5% of our total revenues for 2006, 77.1% of our total revenues for 2005, and 85.2% of our total revenues for 2004.

Manufacturing

Our manufacturing strategy is to outsource production to third parties where it reduces our costs and to limit our internal manufacturing to such tasks as quality inspection, system integration, custom configuration, testing, and order fulfillment. We maintain manufacturing agreements with Cypress and Toshiba related to the Neuron® Chip. We also maintain manufacturing agreements with STMicroelectronics for production of our power line transceiver, with Cypress for production of our free topology transceiver, and with Cypress, On Semiconductor, and AMI Semiconductor for the production of certain other components we sell.

For most of our products requiring assembly, we use contract electronic manufacturers including WKK Technology, TYCO TEPC/Transpower, and Flextronics. These contract electronic manufacturers procure material and assemble, test, and inspect the final products to our specifications.

Working Capital

As of December 31, 2006, we had working capital, defined as current assets less current liabilities, of $132.4 million, which was a decrease of approximately $25.1 million compared to working capital of $157.5 million as of December 31, 2005.

As of December 31, 2006, we had cash, cash equivalents, and short-term investments of $124.2 million, which was a decrease of approximately $30.3 million compared to a balance of $154.5 million as of December 31, 2005. Cash used in operating activities in 2006 of $20.7 million was primarily the result of our net loss of $24.4 million, a net increase in our operating assets and liabilities of $5.1 million, and an increase in accrued investment income of $446,000, all of which was partially offset by non-cash charges for stock-based compensation expenses of $4.9 million and depreciation and amortization expenses of $4.4 million.

Competition

Competition in our markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new products, features and services in a timely and efficient manner. The principal competitive factors that affect the markets for products include:

•	our ability to anticipate changes in customer requirements and to develop new or improved products that meet these requirements in a timely manner;

•	the price and features of our products such as adaptability, scalability, functionality, ease of use, and the ability to integrate with other products;

•	our product reputation, quality, performance, and conformance with established industry standards;

•	our customer service and support;

•	warranties, indemnities, and other contractual terms; and

•	customer relationships and market awareness.

In each of our markets, our competitors include both small companies as well as some of the largest companies in the electronics industry operating either alone or together with trade associations and partners. Our key competitors include companies such as Siemens in the building industry; Allen-Bradley (a subsidiary of Rockwell Automation), Groupe Schneider and Siemens in the industrial automation industry; Actaris, the Bayard Capital group of companies, DCSI, Elster, GE, IBM, Iskraemeco, Itron, Siemens, and Telenor in the utility industry; Siemens in the transportation industry; and Zensys in the home control market. Key industry standard and trade group competitors include BACnet, Konnex, and DALI in the buildings industry; Profibus, HART, and DeviceNet in the industrial control market; DLMS in the utility industry; Zigbee and the ZWave alliance in the home control market; and the Train Control Network (TCN) in the rail transportation market. Each of these standards and/or alliances is backed by one or more competitors. For example, the Zigbee alliance includes over 150 member companies with promoter members such as Eaton, Freescale, Motorola, Texas Instruments, STMicroelectronics, Ember, Siemens, Honeywell, Mitsubishi Electric, Samsung, Schneider Electric, Tendril, Huawei Technologies, and Philips.

Additionally, while our product implementations are proprietary to Echelon and often protected by unique, patented implementations, LonWorks technology is open, meaning that many of our basic control networking patents are broadly licensed without royalties or license fees. For instance, all of the network management commands required to develop software that competes with our LNS software are published. As a result, our customers are capable of developing hardware and software solutions that compete with some of our products.

Government Regulation

Many of our products and the industries in which they are used are subject to U.S. and foreign regulation as well as local, industry-specific codes and requirements. While we believe that changes in environmental regulations can benefit our sales due to the demonstrated ability of our products to reduce and better manage energy consumption, government regulatory action could also greatly reduce the market for our products or cause us to undertake significant development efforts to make our products compliant, as was the case with the Restriction of Hazardous Substances (RoHS) regulations that recently went into effect in Europe. Some of our competitors have also attempted to use regulatory actions to reduce the market opportunity for our products or to increase the market opportunity for their products. We have resisted these efforts and will continue to oppose competitors’ efforts to use regulation to impede competition in the markets for our products.

Proprietary Rights

We own numerous patents, trademarks, and logos. As of February 28, 2007, we had received 96 United States patents, and had 11 patent applications pending. Some of these patents have also been granted in selected foreign countries. Many of the specific patents that are fundamental to LonWorks technology have been licensed to our customers with no license fee or royalties. The principal value of the remaining patents relates to our specific implementation of our products and designs.

We hold several trademarks in the United States, many of which are registered, including Echelon, LonBuilder®, LonMark, LonTalk®, LonWorks, Neuron, LON, LonPoint®, LonUsers®, LonMaker, 3120®, 3150®, LNS, LonManager®, Digital Home, and NodeBuilder. We have also registered some of our trademarks and logos in foreign countries.

Employees

As of February 28, 2007, we had 283 employees worldwide, of which 124 were in product development, 70 were in sales and marketing, 46 were in general and administrative, 34 were in operations, and 10 were in customer support and training. About 186 employees are located at our headquarters in California and 37 employees are located in other offices throughout the United States. Our remaining employees are located in nine countries worldwide, with the largest concentrations in Germany, Japan, the Netherlands, the United Kingdom, and Hong Kong. None of our employees is represented by a labor union. We have not experienced any work stoppages and we believe relations with our employees are good.

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

Executive Officers of the Registrant

M. Kenneth Oshman, age 66, has been our Chairman and Chief Executive Officer since December 1988. He also served as our President from 1988 to 2001. Prior to joining Echelon, Mr. Oshman, with three associates, founded ROLM Corporation, a telecommunications equipment company, in 1969. He was Chief Executive Officer, President, and a director at ROLM from its founding until its merger with IBM in 1984. Following the merger, he became a Vice President of IBM and a member of the Corporate Management Board. He remained in that position until he left IBM in 1986. Prior to founding ROLM, Mr. Oshman was a member of the technical staff at Sylvania Electric Products from 1963 to 1969. In addition to his responsibilities at our company, Mr. Oshman serves as a director of Sun Microsystems and Knight-Ridder. Mr. Oshman earned B.A. and B.S.E.E. degrees from Rice University and M.S. and Ph.D. degrees in Electrical Engineering at Stanford University.

Beatrice Yormark, age 62, has been our President and Chief Operating Officer since September 2001. She served as our Vice President of Marketing and Sales from January 1990 to August 2001. Ms. Yormark joined our company from Connect, Inc., an on-line information services company, where she was the Chief Operating Officer. Before joining Connect, Ms. Yormark held a variety of positions, including Executive Director of Systems Engineering for Telaction Corporation, Director in the role of Partner at Coopers & Lybrand, Vice President of Sales at INTERACTIVE Systems Corporation, and various staff positions at the Rand Corporation. In addition to her responsibilities at our company, Ms. Yormark serves as a director of ID Systems, (NASDAQ: IDSY). Ms. Yormark holds a B.S. degree in Mathematics from City College of New York and a M.S. degree in Computer Science from Purdue University.

Oliver R. Stanfield, age 57, has been our Executive Vice President & Chief Financial Officer since September 2001. He served as our Vice President and Chief Financial Officer from March 1989 to August 2001. Mr. Stanfield joined our company from ROLM, where he served in several positions since 1980, including: Director of Pricing; Vice President, Plans and Controls; Vice President, Business Planning; Vice President, Financial Planning and Analysis; Treasurer; and Controller, Mil Spec Division. Prior to joining ROLM, Mr. Stanfield worked for ITEL Corporation, Computer Automation and Rockwell International. Mr. Stanfield began his business career with Ford Motor Company in 1969 in various accounting positions while completing a B.S. degree in Business Administration and an M.B.A. degree from the University of Southern California.

Anders B. Axelsson, age 47, has been our Senior Vice President of Sales & Marketing since June 2003. Prior to joining our company, he was Chief Executive Officer of PowerFile, Inc. From 1999 to 2001, he was President/General Manager of Snap Appliances, Inc. Between 1992 and 1999, he worked for Measurex, which was later acquired by Honeywell, and served in several positions, including Vice President of Engineering and Marketing and President/Managing Director for Europe. Mr. Axelsson started his career with ABB in 1981 where he worked for 11 years in various sales, marketing, and engineering management positions. He holds a B.S. in Electrical Engineering from ED Technical Institute in Jonkpoing, Sweden and is a graduate of the Executive Program at the University of Michigan.

Kathleen Bloch, age 50, has been our Senior Vice President and General Counsel since February 2003. Prior to joining our company, Ms. Bloch was a partner in the law firm of Wilson Sonsini Goodrich & Rosati, P.C., where she practiced from 1996 to 2003. Prior to joining Wilson Sonsini Goodrich & Rosati, she was a partner with the San Francisco and Los Angeles offices of Sheppard Mullin Richter & Hampton. Ms. Bloch received a B.S. degree in Business Administration from the University of Southern California and her law degree from Stanford Law School.

Frederik Bruggink, age 51, has been our Senior Vice President and General Manager of our Service Provider Group since July 2002. He served as our Senior Vice President of Sales and Marketing from September 2001 to June 2002, and as our Vice President, Europe, Middle East and Africa, from April 1996 to August 2001. Mr. Bruggink joined our company in 1996 from Banyan Systems, where he was Vice President, Europe. From 1985 to 1993, Mr. Bruggink held several positions at Stratus Computer, including General Manager for Holland, Benelux, and Northern Europe. His last position at Stratus was Vice President, Northern Europe. Prior to joining Stratus, he held sales positions at Burroughs Computers. Mr. Bruggink attended the University of Leiden.

Russell Harris, age 45, joined us in September 2001 as our Senior Vice President of Operations. Mr. Harris also manages our hardware engineering organization. Prior to joining our company, he served as the Vice President of Operations for NetDynamics from 1996 until its acquisition by Sun Microsystems in 1998. From 1998 to 1999, Mr. Harris served in a management transition role for Sun Microsystems.  From 1991 to 1996, Mr. Harris was the Director of Operations at Silicon Graphics, Inc. From 1985 through 1991, he held various positions at Convergent Technologies and Unisys Corporation. His last position at Unisys was as Director of IT for Worldwide Operations. Mr. Harris earned B.S. and M.S. degrees in Industrial Engineering from Stanford University.

ITEM 1A.	RISK FACTORS

Interested persons should carefully consider the risks described below in evaluating our company. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock would likely decline.

Our NES revenues may not be predictable.

We and our partners sell our NES system to utilities. For several reasons sales cycles with utility companies are generally extended and unpredictable. Utilities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending. In addition, in many instances, a utility may require one or more field trials of our NES system before moving to a volume deployment. There is also generally an extended development and integration effort required in order to incorporate a new technology into a utility's existing infrastructure. A number of other factors may also need to be addressed before the utility decides to engage in a full-scale deployment of our NES system, including:

•	the time it takes for utilities to evaluate multiple competing bids, negotiate terms, and award contracts for large scale metering system deployments;

•	the deployment schedule for projects undertaken by our utility or systems integrator customers; and

•	delays in installing, operating, and evaluating the results of NES system field trials.

Once a utility decides to move forward with a large-scale deployment of our NES system, the timing of and our ability to recognize revenue on our NES system product shipments will depend on several factors. These factors, which may not be under our control, include shipment schedules that may be subject to modification, and other contractual provisions, such as customer acceptance of all or any part of the system. In addition, the complex revenue recognition rules relating to products such as our NES system may also require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. As a result, the actual timing of revenue may vary widely.

Sales of our NES system may fail to meet our financial targets.

We have invested and intend to continue to invest significant resources in the development and sales of our NES system. Our long-term financial goals include expectations for a reasonable return on these investments. However, to date the revenues generated from sales of our NES system products have yielded very little gross profit, while our NES related operating expenses have increased significantly.

In order to achieve our financial targets, we must meet the following objectives:

•	Increase market acceptance of our NES system products in order to increase revenues;

•	Increase gross margin from our NES revenues by reducing the cost of manufacturing our NES system products; and

•	Manage our operating expenses to a reasonable percentage of revenues.

We cannot assure you that we will meet any or all of these objectives to the extent necessary to achieve our financial goals.

We depend on a limited number of key suppliers.

Our future success will depend significantly on our ability to timely manufacture our products cost-effectively, in sufficient volumes, and in accordance with quality standards. For most of our products requiring assembly, we rely on a limited number of contract electronic manufacturers (CEMs), principally WKK Technology, TYCO TEPC/Transpower, and Flextronics. These CEMs procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks, including reduced control over quality, costs, delivery schedules, product availability, and manufacturing yields. In addition, CEMs can experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers.

We also maintain manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products, including those used in our NES system. The Neuron Chip, which is an important component that we and our customers use in control network devices, is currently manufactured and distributed by two providers, Toshiba and Cypress Semiconductor. Another semiconductor supplier, STMicroelectronics, manufactures our power line smart transceiver products, for which we have no alternative source. In addition, we currently purchase several key products and components from sole or limited source suppliers with which we do not maintain signed agreements that would obligate them to supply to us on negotiated terms.

We cannot be certain that these and other key suppliers will continue to supply us with critical products or components. If any of our key suppliers were to stop manufacturing our products or supplying us with our key components, it could be expensive and time-consuming to find a replacement. There is no guarantee that we would be able to find an acceptable alternative source. Additional risks that we face if we must transition between CEMs include:

•	moving raw material and in-process inventory between locations in different parts of the world;

•	reestablishing acceptable manufacturing processes with a new work force; and

•	exposure to excess or obsolete inventory held by contract manufacturers for use in our products.

The failure of any key manufacturer to produce products on time, at agreed quality levels, and fully compliant with our product, assembly and test specifications could adversely affect our revenues and gross profit, and could result in claims against us by our customers, which could harm our results of operations and financial position.

Our products use components or materials that may be subject to price fluctuations, shortages, or interruptions of supply.

We may be vulnerable to price increases for products, components, or materials, such as copper and cobalt. In addition, in the past we have occasionally experienced shortages or interruptions in supply for certain of these items, which caused us to delay shipments beyond targeted or announced dates. To help address these issues, we may decide to purchase quantities of these items that are in excess of our estimated requirements. As a result, we could be forced to increase our excess and obsolete inventory reserves to provide for these excess quantities, which could harm our operating results.

If we experience any shortage of products or components of acceptable quality, or any interruption in the supply of these products or components, or if we are not able to procure them from alternate sources at acceptable prices and within a reasonable period of time, our revenues, gross profits or both could decrease. In addition, under the terms of some of our contracts with our customers, we may also be subject to penalties if we fail to deliver our products on time.

The markets for our products are highly competitive.

Competition in our markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and rapid changes in customer requirements. In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses.

The principal competitive factors that affect the markets for our products include the following:

•	our ability to anticipate changes in customer requirements and to develop new or improved products that meet these requirements in a timely manner;

•	the price and features of our products such as adaptability, scalability, functionality, ease of use, and the ability to integrate with other products;

•	our product reputation, quality, performance, and conformance with established industry standards;

•	our customer service and support;

•	warranties, indemnities, and other contractual terms; and

•	customer relationships and market awareness.

Competitors for our NES system products include Actaris, DCSI, Elster, Hunt Technologies, Itron, Iskraemeco, and Landis and Gyr; as well as our own customers such as Enermet, IBM, Kamstrup, and Metrima, each of which has developed or is marketing a multi-service metering system that competes with our NES system offering.

For our LWI products, our competitors include some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. Key company competitors include companies such as Siemens in the building industry; Allen-Bradley (a subsidiary of Rockwell Automation), Groupe Schneider and Siemens in the industrial automation industry; Siemens in the transportation industry; and Zensys in the home control market. Key industry standard and trade group competitors include BACnet, Konnex, and DALI in the buildings industry; Profibus, HART, and DeviceNet in the industrial control market; DLMS in the utility industry; Zigbee and the ZWave alliance in the home control market; and the Train Control Network (TCN) in the rail transportation market. Each of these standards and/or alliances is backed by one or more competitors. For example, the Zigbee alliance includes over 150 member companies with promoter members such as Eaton, Freescale, Motorola, Texas Instruments, ST Microelectronics, Ember, Siemens, Honeywell, Mitsubishi Electric, Samsung, Schneider Electric, Tendril, Huawei Technologies, and Philips.

Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, and broader product offerings. In addition, the utility metering market is experiencing a trend towards consolidation. As a result, these competitors may be able to devote greater resources to the development, marketing, and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. If we are unable to compete effectively in any of the markets we serve, our revenues, results of operations, and financial position would be harmed.

We may incur penalties and/or damages with respect to sales of our NES system products.

Sales of the NES system will expose us to penalties, damages and other liabilities relating to late deliveries, late or improper installations or operations, failure to meet product specifications, failure to achieve performance specifications, indemnities or otherwise. Any such liabilities would have an adverse effect on our financial condition and operating results.

If we do not maintain adequate distribution channels, our revenues will be harmed.

We market our NES system products directly, as well as through selected VARs and integration partners. We believe that a significant portion of our NES system sales will be made through our VARs and integration partners, rather than directly by our company. To date, our VARs and integration partners have greater experience in overseeing projects for utilities. As a result, if our relationships with our VARs and integration partners are not successful, or if we are not able to create similar distribution channels for our NES system products with other companies in various geographic areas, revenues from sales of our NES system products may not meet our financial targets, which will harm our operating results and financial condition.

Currently, significant portions of our LWI revenues are derived from sales to distributors, including EBV, the primary independent distributor of our products to OEMs in Europe. Historically, sales to EBV, as well as sales to our other distributor partners, have accounted for a substantial portion of our total LWI revenues. Agreements with our distributor partners are generally renewed on an annual basis. If any of these agreements is not renewed, we would be required to locate another distributor or add our own distribution capability to meet the needs of our end-use customers. Any replacement distribution channel could prove less effective than our current arrangements. In addition, if any of our distributor partners fail to dedicate sufficient resources to market and sell our products, our revenues would suffer. Furthermore, if they significantly reduce their inventory levels for our products, service levels to our end-use customers could decrease.

We face financial and operational risks associated with international operations.

We have operations located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 65.5% of our total net revenues in 2006, 77.1% of our total net revenues in 2005, and 85.2% of our total net revenues in 2004. We expect that international sales will constitute an even more significant portion of our total net revenues as we have projected that our NES revenues, which currently result predominantly from international sales, will increase significantly in 2007.

Changes in the value of currencies in which we conduct our business relative to the U.S. dollar could cause fluctuations in our reported financial results. The three primary areas where we are exposed to foreign currency fluctuations are revenues, cost of goods sold, and operating expenses.

With respect to revenues generated in foreign currencies, our historical foreign currency exposure has been related primarily to the Japanese Yen and has not been material to our consolidated results of operations. However, in the future, we expect that some foreign utilities may require us to price our NES system in the utility's local currency, which will increase our exposure to foreign currency risk. In addition, we have agreed with EBV, our European distributor, that upon notice from EBV, we will sell our products to EBV in European Euros rather than U.S. dollars. If EBV were to exercise this right, our revenue exposure to foreign currency fluctuations would increase.

For our cost of goods sold, the majority of our products are assembled by CEMs in China, and to a lesser extent, in the European Union, although our transactions with these vendors have historically been denominated in U.S. dollars. If these vendors were to require us to pay in their local currency, or demand a U.S. dollar price adjustment to address a change in exchange rates, our cost to procure our products would likely increase. This is particularly a risk in China, where any future revaluations of the Chinese currency against the U.S. dollar could result in significant cost increases.

We use the local currency to pay for our operating expenses in the various countries where we have operations. If the value of the U.S. dollar declines as compared to the local currency where the expenses are incurred, our expenses, when translated back into U.S. dollars, will increase.

To date, we have not hedged any of our foreign currency exposures and currently do not maintain any hedges to mitigate our foreign currency risks. Consequently, any resulting adverse foreign currency fluctuations could significantly harm our revenues, cost of goods sold, or operating expenses.

Additional risks inherent in our international business activities include the following:

•	costs of localizing products for foreign countries and lack of acceptance of non-local products in foreign countries;

•	inherent challenges in managing international operations;

•	the burdens of complying with a wide variety of foreign laws and unexpected changes in regulatory requirements, tariffs, and other trade barriers;

•	economic and political conditions in the countries where we do business;

•	differing vacation and holiday patterns in other countries, particularly in Europe;

•	labor actions generally affecting individual countries, regions, or any of our customers, which could result in reduced demand for our products;

•	international terrorism and anti-American sentiment; and

•	potentially adverse tax consequences, including restrictions on repatriation of earnings.

Any of these factors could have a material adverse effect on our revenues, results of operations, and our financial condition.

The sales cycle for our LWI products is lengthy and unpredictable.

The sales cycle between initial LWI customer contact and execution of a contract or license agreement with a customer, or purchase of our products, can vary widely. Initially, we must educate our customers about the potential applications of and cost savings associated with our products. If we are successful in this effort, OEMs typically conduct extensive and lengthy product evaluations before making a decision to design our products into their offerings. Once the OEM decides to incorporate our products, volume purchases of our products are generally delayed until the OEM’s product development, system integration, and product introduction periods have been completed. In addition, changes in our customer’s budgets, or the priority they assign to control network development, could also affect the sales cycle.

We generally have little or no control over these factors, any of which could prevent or substantially delay our ability to complete a transaction and could adversely affect the timing of our revenues and results of operations.

If we sell our NES system products directly to a utility, we will face additional risks.

If we sell our NES system products to a utility directly, we may be required to assume responsibility for installing the NES system in the utility's territory, integrating the NES system into the utility's operating and billing system, overseeing management of the combined system, and undertaking other activities.  To date, we do not have any significant experience with providing these types of services. As a result, if we sold directly to a utility, it may be necessary for us to contract with third parties to satisfy these obligations. We cannot assure you that we would find appropriate third parties to provide these services on reasonable terms, or at all.  Assuming responsibility for these or other services would add to the costs and risks associated with NES system installations, and could also negatively affect the timing of our revenues and cash flows related to these transactions.

Fluctuations in our operating results may cause our stock price to decline.

Our quarterly and annual results have varied significantly from period to period, and we have sometimes failed to meet securities analysts' expectations. Moreover, we have a history of losses and although we achieved profitability in prior years, we expect to incur substantial losses again in 2007. Our future operating results will depend on many factors, many of which are outside of our control, including the following:

•
the complex revenue recognition rules relating to products such our NES system could require us to defer some or all of the revenue associated with NES product shipments until certain conditions, such as acceptance criteria, are met in a future period;

•	our contract electronic manufacturers may not be able to provide quality products on a timely basis, especially during periods where capacity in the CEM market is limited;

•	shipment and payment schedules may be delayed;

•	our products may not be manufactured in accordance with specifications or our established quality standards, or may not perform as designed;

•	our products may not be accepted by utilities, OEMs, systems integrators, service providers and end-users at the levels we project;

•
downturns in any customer's or potential customer's business, or declines in general economic conditions, could cause significant reductions in capital spending, thereby reducing the levels of orders from our customers;

•	recording of expense relating to equity compensation as required under Statement of Financial Accounting Standard (SFAS) 123R, Share-Based Payment, will decrease our earnings;

•	we may incur costs associated with any future business acquisitions;

•
results of impairment tests for goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets, with respect to goodwill and other identified intangible assets that we acquired in the past or that we may acquire in the future may negatively affect our earnings and financial condition; and

•	the mix of products and services that we sell may change to a less profitable mix.

Any of the above factors could, individually or in the aggregate, have a material adverse effect on our results of operations and our financial condition, which could cause our stock price to decline.

We may be unable to promote and expand acceptance of our open, interoperable control systems over competing protocols, standards, or technologies.

LONWORKS technology is open, meaning that many of our technology patents are broadly licensed without royalties or license fees. As a result, our customers are able to develop hardware and software solutions that compete with some of our products. Because some of our customers are OEMs that develop and market their own control systems, these customers in particular could develop competing products based on our open technology. For instance, we have published all of the network management commands required to develop software that competes with our LNS software.

In addition, many of our competitors are dedicated to promoting closed or proprietary systems, technologies, software and network protocols or product standards that differ from or are incompatible with ours. We also face strong competition from large trade associations that promote alternative technologies and standards in their native countries, such as the Konnex Association in Belgium, and the European Installation Bus Association in Germany. Other examples include various industry groups who promote alternative open standards such as BACnet in the building market, DALI in the lighting controls market, Echonet in the home control market, and a group comprised of ABB, Adtranz/Bombardier, Siemens, GEC Alstrom and other manufacturers that support an alternative rail transportation protocol to our LONWORKS protocol.

Our technologies, protocols, or standards may not be successful or we may not be able to compete with new or enhanced products or standards introduced by our competitors, which would have a material adverse affect on our revenues, results of operations, and financial condition.

Liabilities resulting from defects in or misuse of our products, whether or not covered by insurance, may delay our revenues and increase our liabilities and expenses.

Our products may contain undetected errors or failures when first introduced, as new versions are released, or as a result of the manufacturing process. In addition, our customers or their installation partners may improperly install or implement our products, which could delay completion of a deployment or hinder our ability to win a subsequent award. Furthermore, because of the low cost and interoperable nature of our products, LONWORKS technology could be used in a manner for which it was not intended.

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

To address these issues, the agreements we maintain with our customers may contain provisions intended to limit our exposure to potential errors and omissions claims as well as any liabilities arising from them. In certain very limited instances, these agreements require that we be named as an additional insured on our customers' insurance policies. However, our customer contracts and additional insured coverage may not effectively protect us against the liabilities and expenses associated with errors or failures attributable to our products.

Defects in our products may also cause us to be liable for losses in the event of property damage, harm or death to persons, claims against our directors or officers, and the like. Such liabilities could harm our reputation, expose our company to liability, and adversely affect our operating results and financial position.

To help reduce our exposure to these types of liabilities, we currently maintain property, general commercial liability, errors and omissions, directors and officers, and other lines of insurance. However, it is possible that such insurance may not be available in the future or, if available, may be insufficient in amount to cover any particular claim, or we might not carry insurance that covers a specific claim. In addition, we believe that the premiums for the types of insurance we carry will continue to fluctuate from period to period. Significant cost increases could also result in increased premiums or reduced coverage limits. Consequently, if we elect to reduce our coverage, or if we do not carry insurance for a particular type of claim, we will face increased exposure to these types of claims.

Our business may suffer if it is alleged or found that our products infringe the intellectual property rights of others.

We may be contractually obligated to indemnify our customers or other third parties that use our products in the event our products are alleged to infringe a third party's intellectual property rights. From time to time, we may also receive notice that a third party believes that our products may be infringing patents or other intellectual property rights of that third party. Responding to those claims, regardless of their merit, can be time consuming, result in costly litigation, divert management's attention and resources, and cause us to incur significant expenses.

As the result of such a claim, we may elect or be required to redesign our products, some of our product offerings could be delayed, or we could be required to cease distributing some of our products. In the alternative, we could seek a license to the third party's intellectual property. Even if our products do not infringe, we may elect to take a license or settle to avoid incurring litigation costs. However, it is possible that we would not be able to obtain such a license or settle on reasonable terms, or at all.

Lastly, our customers may not purchase our products if they are concerned our products may infringe third party intellectual property rights. This could reduce the market opportunity for the sale of our products and services.

Any of the foregoing risks could have a material adverse affect on our revenues, results of operations, and financial condition.

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

We have also registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or use information that we regard as proprietary. Any of our patents, trademarks, copyrights or intellectual property rights could be challenged, invalidated or circumvented. In addition, we cannot assure you that we have taken or will take all necessary steps to protect our intellectual property rights. Third parties may also independently develop similar technology without breach of our trade secrets or other proprietary rights. In addition, the laws of some foreign countries, including several in which we operate or sell our products, do not protect proprietary rights to as great an extent as do the laws of the United States and it may take longer to receive a remedy from a court outside of the United States. Also, some of our products are licensed under shrink-wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions.

From time to time, litigation may be necessary to defend and enforce our proprietary rights. As a result, we could incur substantial costs and divert management resources, which could harm our business, regardless of the final outcome. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, we may be unsuccessful in doing so. Also, the steps that we take to safeguard and maintain our proprietary rights may be inadequate to deter third parties from infringing, misusing, misappropriating, or independently developing our technology or intellectual property rights, or to prevent an unauthorized third party from misappropriating our products or technology.

Our executive officers and technical personnel are critical to our business.

Our company’s success depends substantially on the performance of our executive officers and key employees. Due to the specialized technical nature of our business, we are particularly dependent on our Chief Executive Officer, our President and Chief Operating Officer, and our technical personnel. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations, and managerial personnel, as well as our ability to successfully implement a plan for management succession.

Competition for qualified personnel in our business areas is intense, and we may not be able to continue to attract and retain qualified executive officers and key personnel. Our product development and marketing functions are largely based in Silicon Valley, which is a highly competitive marketplace. It may be particularly difficult to recruit, relocate and retain qualified personnel in this geographic area. Moreover, the cost of living, including the cost of housing, in Silicon Valley is known to be high. Because we are legally prohibited from making loans to executive officers, we will not be able to assist potential key personnel as they acquire housing or incur other costs that might be associated with joining our company. In addition, if we lose the services of any of our key personnel and are not able to find suitable replacements in a timely manner, our business could be disrupted, other key personnel may decide to leave, and we may incur increased operating expenses in finding and compensating their replacements.

The trading price of our stock has been volatile, and may fluctuate due to factors beyond our control.

The trading price of our common stock is subject to significant fluctuations in response to numerous factors, including the following:

•	significant stockholders may sell some or all of their holdings of our stock;

•	investors may be concerned about our ability to develop additional customers for our products and services;

•	volatility in our stock price may be unrelated or disproportionate to our operating performance; and

•	our stock has very limited analyst coverage.

Any of these factors could have a negative impact on the market price of our stock.

Voluntary standards and governmental regulatory actions in our markets could limit our ability to sell our products.

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

In addition, many of our products and the industries in which they are used are subject to U.S. and foreign regulation. For example, the power line medium, which is the communications medium used by some of our products, is subject to special regulations in North America, Europe and Japan. In general, these regulations limit the ability of companies to use power lines as a communication medium. In addition, some of our competitors have attempted to use regulatory actions to reduce the market opportunity for our products or to increase the market opportunity for their own products.

The adoption of voluntary standards or the passage of governmental regulations that are incompatible with our products or technology could limit the market opportunity for our products, which could harm our revenues, results of operations, and financial condition.

Our existing stockholders control a significant percentage of our stock, which will limit other stockholders' ability to influence corporate matters.

As of February 28, 2007, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 35.8% of our outstanding stock.

When we sold 3.0 million newly issued shares of our common stock to Enel on September 11, 2000, we granted Enel the right to nominate a director to our board of directors, although a representative of Enel does not currently sit on our board. In connection with the stock sale, our directors and our Chief Financial Officer agreed to enter into a voting agreement with Enel in which each of them agreed to vote in favor of Enel's nominee to our board of directors. In addition, Enel agreed to vote for our board’s recommendations for the election of directors, approval of accountants, approval of Echelon’s equity compensation plans, and certain other matters. As a result, our directors and executive officers, together with certain entities affiliated with them, may be able to control substantially all matters requiring approval by our stockholders, including the election of all directors and approval of certain other corporate matters.

Natural disasters, power outages, and other factors outside of our control such as widespread pandemics could disrupt our business.

We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events, as well as from power outages. A natural disaster, power outage, or other unanticipated problem could also adversely affect our business by, among other things, harming our primary data center or other internal operations, limiting our ability to communicate with our customers, and limiting our ability to sell our products. We do not insure against several natural disasters, including earthquakes.

Any outbreak of a widespread communicable disease pandemic could similarly impact our operations. Such impact could include, among other things, the inability for our sales and operations personnel located in affected regions to travel and conduct business freely, the impact any such disease may have on one or more of the distributors for our products in those regions, and increased supply chain costs. Additionally, any future health-related disruptions at our third-party contract manufacturers or other key suppliers could affect our ability to supply our customers with products in a timely manner, which would harm our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At our corporate headquarters in San Jose, California, we lease two buildings, each of which contains approximately 75,000 square feet of useable space. We moved to this location in October 2001. The lease for the first building, which began in October 2001, requires minimum rental payments for ten years totaling approximately $20.6 million. The lease for the second building, which began in May 2003, also requires minimum rental payments for ten years totaling approximately $23.4 million.

We also lease office space for some of our sales and marketing employees in China, France, Germany, Hong Kong, Italy, Japan, the Netherlands, South Korea, and the United Kingdom and for some of our research and development employees in Fargo, North Dakota, and Germany. The leases for these offices expire at various dates through 2013. As of December 31, 2006, the future minimum rental payments for all of our leased office space, including those for our corporate headquarters facilities, totaled approximately $27.2 million. For the year ended December 31, 2006, the aggregate rental expense for all leased office space was approximately $5.2 million.

We believe that the facilities under lease by us will be adequate for at least the next 12 months. For additional information regarding our obligations under property leases, please see Note 7 of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Report.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2006.

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

	Price Range
Year Ended December 31, 2006	High	Low
Fourth quarter	$9.04	$7.70
Third quarter	8.99	6.92
Second quarter	9.49	7.32
First quarter	9.50	7.58

Year Ended December 31, 2005	High	Low
Fourth quarter	$9.27	$6.99
Third quarter	9.71	6.65
Second quarter	7.26	5.96
First quarter	8.55	6.29

As of February 28, 2007, there were approximately 492 stockholders of record. Because brokers and other institutions hold many shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid dividends on our capital stock and do not currently expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

Equity Compensation Plan Summary Information

For information on our equity compensation plans, please refer to Note 3 to our accompanying consolidated financial statements.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of our fiscal year ended December 31, 2006.

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
	Year Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Net revenues:
Product	$56,515	$73,563	$108,947	$117,153	$121,454
Service	761	865	974	1,000	1,380
Total revenues	57,276	74,428	109,921	118,153	122,834

Cost of revenues:
Cost of product	22,032	30,955	46,110	49,407	57,059
Cost of service	1,917	2,124	2,003	2,650	2,880
Total cost of revenues	23,949	33,079	48,113	52,057	59,939

Gross profit	33,327	41,349	61,808	66,096	62,895

Operating expenses:
Product development	28,357	25,098	25,262	35,113	21,456
Sales and marketing	20,372	21,023	19,440	18,597	17,291
General and administrative	14,505	20,018	13,388	12,108	9,711
Total operating expenses	63,234	66,139	58,090	65,818	48,458

Operating income/(loss)	(29,907)	(24,790)	3,718	278	14,437
Interest and other income, net	5,817	5,225	2,140	2,219	3,777
Income/(loss) before provision for income taxes	(24,090)	(19,565)	5,858	2,497	18,214
Provision for income taxes	350	154	586	600	1,457
Net income/(loss)	$(24,440)	$(19,719)	$5,272	$1,897	$16,757

Income/(loss) per share (1):
Basic	$(0.62)	$(0.49)	$0.13	$0.05	$0.42
Diluted	$(0.62)	$(0.49)	$0.13	$0.05	$0.41

Shares used in per share calculation (1):
Basic	39,487	40,377	40,918	40,070	39,468
Diluted	39,847	40,377	41,007	40,792	40,726

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$124,157	$154,480	$160,364	$144,923	$134,489
Working capital	132,420	157,474	173,391	160,745	156,319
Total assets	196,276	195,938	223,916	214,128	207,492
Total stockholders’ equity	156,575	181,308	211,062	200,924	195,018

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing basic net income/(loss) per share, and diluted net income/(loss) per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” “goal,” “continues,” “may” and similar expressions. In addition, forward-looking statements include statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business” and “Risk Factors” sections. Our actual results may differ materially.

Overview

Echelon Corporation was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. We are based in San Jose, California, and maintain offices in nine foreign countries throughout Europe and Asia. We develop, market, and sell system and network infrastructure products that enable everyday devices — such as air conditioners, appliances, electricity meters, light switches, thermostats, and valves — to be made smart and inter-connected. Working together, products and systems equipped with our technology can monitor and save energy, lower costs, improve productivity and enhance service, quality, safety and convenience. We offer these hardware and software products and related services to OEMs and systems integrators in the building, industrial, transportation, utility/home, and other automation markets.

We have been investing in products for use by electricity utilities for use in management of electricity distribution. We began to receive modest amounts of revenue resulting from these investments in 2004, which increased to approximately $883,000 in 2005 and decreased slightly to $791,000 in 2006. We refer to this revenue as networked energy services, or NES, revenue. We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s Contatore Elettronico electricity meter management project in Italy. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We refer to all other revenue as LonWorks Infrastructure, or LWI, revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

During the first and second quarters of 2006, we revised our revenue recognition methodology for sales made to the distributors of our LWI products. Under the revised methodology, we now defer revenue, as well as cost of goods sold, on items shipped to these distributors that remain in their inventories at quarter-end. The revision significantly reduced our first and second quarter 2006 revenues, but did not have an impact on cash flows from operations or require any changes to our historical financial statements. A more thorough explanation of this revision can be found later in this report in the “LonWorks Infrastructure revenues” and “EBV revenues” sections of our discussion on Results of Operations.

We have a history of losses and, although we achieved profitability in past fiscal periods, we incurred a loss for the years ended December 31, 2006 and 2005. We also expect to incur an operating loss in 2007. This expectation is due primarily to two factors. First, as we expected in both 2005 and 2006, revenues from the Enel Project decreased significantly as compared to prior periods as the deployment phase of the Contatore Elettronico project came to an end. We expect that during 2007, Enel Project revenues attributable to the two recently signed agreements with Enel will rise only slightly from 2006 levels. While we expect our NES revenues to increase substantially during 2007, we do not currently believe they will increase rapidly enough to return us to an operating profit for the full year ending December 31, 2007.

The second factor contributing to our expectation for losses in 2007 relates to the fact that, effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation as required under SFAS 123R. For the year ended December 31, 2006, the adoption of this new accounting standard resulted in an increase in equity compensation expenses of approximately $4.3 million as compared to the same period in 2005. We expect equity compensation expense in 2007 will be moderately higher than that charged in 2006.

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

The BSM option-pricing model was developed for use in estimating the calculated fair value of traded options that have no vesting or hedging restrictions and that are fully transferable, characteristics that are not present in our option grants. Existing valuation models, including the BSM and lattice binomial models, may not provide reliable measures of fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the calculated fair values of our stock-based compensation awards on the grant dates may be significantly different from the actual values realized, if any, upon the exercise, expiration, early termination, or forfeiture of those stock-based payments in the future. For example, our employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the calculated fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value from these instruments may be realized that is significantly higher than the calculated fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimated fair values resulting from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

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

Sales Returns and Allowances. We sell our products and services to OEMs, systems integrators, and our other customers directly through our sales force and indirectly through distributors located in the geographic markets that we serve. Sales to certain distributors are made under terms allowing limited rights of return. Sales to EBV, our largest distributor, accounted for 27.1% of total net revenues for 2006, 21.0% for 2005, and 14.4% for 2004. Worldwide sales to distributors, including those to EBV, accounted for approximately 37.6% of total net revenues for 2006, 28.9% for 2005, and 19.8% for 2004.

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

Our allowances for sales returns and other sales-related reserves were approximately $791,000 as of December 31, 2006, and $1.2 million as of December 31, 2005.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions worsened, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $250,000 as of December 31, 2006, and $300,000 as of December 31, 2005.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $224,000 as of December 31, 2006, and $469,000 as of December 31, 2005.

Deferred Income Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on our historical net operating losses, and the uncertainty of our future operating results, we have recorded a valuation allowance that fully reserves our deferred tax assets. If we later determine that, more likely than not, some or all of the net deferred tax assets will be realized, we would then need to reverse some or all of the previously provided valuation allowance. Our deferred tax asset valuation allowance was $61.2 million as of December 31, 2006 and $52.2 million as of December 31, 2005.

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

When we adopted SFAS 142, Goodwill and Other Intangible Assets, in 2002, we ceased amortizing goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. Since then, primarily as a result of acquisitions in 2002 and 2003, the net balance of goodwill has grown to $8.3 million as December 31, 2006. We review goodwill for impairment annually during the quarter ending March 31. Our review during the quarter ended March 31, 2006 indicated no impairment. If, as a result of an annual or any other impairment review that we perform in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge. Such a charge could have a material adverse impact on our financial position and/or operating results.

Results of Operations

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006	2005	2004
Revenues:
Product	98.7%	98.8%	99.1%
Service	1.3	1.2	0.9
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product	38.5	41.6	42.0
Cost of service	3.3	2.8	1.8
Total cost of revenues	41.8	44.4	43.8
Gross profit	58.2	55.6	56.2
Operating expenses:
Product development	49.5	33.7	23.0
Sales and marketing	35.6	28.3	17.6
General and administrative	25.3	26.9	12.2
Total operating expenses	110.4	88.9	52.8
Income/(loss) from operations	(52.2)	(33.3)	3.4
Interest and other income, net	10.1	7.0	1.9
Income/(loss) before provision for income taxes	(42.1)	(26.3)	5.3
Provision for income taxes	0.6	0.2	0.5
Net income/(loss)	(42.7)%	(26.5)%	4.8%

Revenues

Total revenues
	Year Ended December 31,			2006 over 2005	2005 over 2004	2006 over 2005	2005 over 2004
(Dollars in thousands)	2006	2005	2004	$ Change	$ Change	% Change	% Change
Total revenues	$57,276	$74,428	$109,921	($17,152)	($35,493)	(23.0%)	(32.3%)

The $17.2 million decrease in 2006 as compared to 2005 was primarily the result of an expected $19.8 million reduction in Enel Project revenues partially offset by a $2.8 million increase in LonWorks Infrastructure revenues (see further discussion below). The $35.5 million decrease in 2005 as compared to 2004 was primarily the result of an expected $37.2 million reduction in Enel Project related revenues partially offset by a $895,000 increase in LonWorks Infrastructure revenue and a $798,000 increase in NES revenue (see further discussion below).

LonWorks Infrastructure revenues
	Year Ended December 31,			2006 over 2005	2005 over 2004	2006 over 2005	2005 over 2004
(Dollars in thousands)	2006	2005	2004	$ Change	$ Change	% Change	% Change
LonWorks Infrastructure Revenues	$49,382	$46,612	$45,717	$2,770	$895	5.9%	2.0%

Our LonWorks Infrastructure revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. The $2.8 million increase in LonWorks Infrastructure revenues for the year ended December 31, 2006 as compared to the same period in 2005 was evident in all of the geographic markets that we serve, particularly in EMEA and the Americas, and to a lesser extent, in Asia. Partially offsetting this increase was the unfavorable impact of exchange rates on sales made in foreign currencies, which resulted in a $145,000 decrease between the two years. We believe the overall $2.8 million increase is due, at least in part, to our customer’s utilization of our products in new applications, such as energy management and street lighting controls.

The $2.8 million increase in LonWorks Infrastructure revenue for the year ended December 31, 2006 as compared to the same period in 2005 was negatively impacted by revisions that we made earlier in 2006 to our revenue recognition methodology for sales made to our distributor partners. During the first quarter of 2006, we modified our revenue recognition method for sales made to our European distributor, EBV (see EBV revenue discussion below). Under the revised method, revenue on sales made to EBV is deferred until EBV sells the products through to its end use customers. During the second quarter of 2006, we completed a similar revision to our revenue recognition methodology for sales made to our Asian distributor partners. This revision was necessary as, during the quarter, we modified our agreements with our Asian distributor partners. These contractual modifications, which allow the distributors to return certain of their excess inventory, were made to address changing business conditions in our Asian markets and to expand our customer base there. The impact of these revenue recognition methodology revisions made during the first and second quarters of 2006 was a one-time reduction in LonWorks Infrastructure revenues of approximately $3.9 million. Excluding the impact of these revenue recognition revisions, LonWorks Infrastructure revenues for 2006 would have increased by approximately $6.7 million, or 14.3%, compared to 2005.

As long as current worldwide economic conditions do not deteriorate, we believe our LonWorks Infrastructure revenues will continue to grow in 2007 as compared to 2006. However, within any given region, revenue growth may fluctuate up or down. In addition, the expected improvement in 2007 LonWorks Infrastructure revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our LonWorks Infrastructure products and services. In general, if the dollar were to strengthen against these currencies, our revenues would decrease. Conversely, if the dollar were to weaken against these currencies, our revenues would increase. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our LonWorks Infrastructure revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 6.3% in 2006, 4.6% in 2005, and 3.2% in 2004. We do not currently expect that, during 2007, the amount of our LonWorks Infrastructure revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

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

Enel Project revenues
	Year Ended December 31,			2006 over 2005	2005 over 2004	2006 over 2005	2005 over 2004
(Dollars in thousands)	2006	2005	2004	$ Change	$ Change	% Change	% Change
Enel Project revenues	$7,103	$26,933	$64,119	($19,830)	($37,186)	(73.6%)	(58.0%)

The $19.8 million decrease in Enel Project revenues in 2006 as compared to 2005 was primarily attributable to the expected 2005 completion of our sales of components and products for the deployment phase of Enel’s Contatore Elettronico project. Early in 2006, Enel asked us to provide them with spare parts for use in their system in Italy. We agreed to this request, and the $7.1 million of Enel project revenue represents our shipments against this request. In October 2006, we entered into two additional agreements with Enel, a new development and supply agreement and a software enhancement agreement. Under the new development and supply agreement, Enel will purchase additional metering kit and data concentrator products from us, assuming initial acceptance tests are completed successfully. Under the software enhancement agreement, we will provide software enhancements to Enel for use in its Contatore Elettronico system. There were no revenues from either of these new agreements during 2006. Both the new development and supply agreement and the software enhancement agreement expire on December 31, 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

The $37.2 million decrease in Enel Project revenues in 2005 as compared to 2004 was primarily attributable to an expected reduction in the number of electricity meter components (also referred to as metering kit products) and data concentrator products shipped during 2005 as the deployment phase of the Contatore Elettronico project neared completion. To a lesser extent, reduced average selling prices for metering kit and data concentrator products also contributed to the year-over-year decline. Under the terms of our agreement with Enel, prices for the products we sold to Enel were reduced based on the cumulative number of units shipped. We sell our products to Enel and its designated manufacturers in United States dollars. Therefore, the associated revenues are not subject to foreign currency risks.

NES revenues
	Year Ended December 31,			2006 over 2005	2005 over 2004	2006 over 2005	2005 over 2004
(Dollars in thousands)	2006	2005	2004	$ Change	$ Change	% Change	% Change
NES revenues	$791	$883	$85	($92)	$798	(10.4%)	938.8%

During 2006, NES revenues were generated primarily from shipments of our NES products, whereas in 2005, revenues were primarily generated from the completion of customer trials of our NES system. During 2004, the $85,000 of NES revenue was generated primarily from the sale of NES products and services.

During 2006, shipments of our NES products increased significantly over 2005 levels, due primarily to the fact that beginning in late 2005 and continuing into 2006, we and our NES value-added reseller, or VAR, partners won a number of utility tenders for intelligent metering systems in Sweden, the Netherlands, and Australia, and have also entered into a variety trials of our NES system in other countries. While shipments against these projects increased substantially during 2006, our 2006 NES revenues did not grow at the same rate. This is because our ability to recognize revenue on shipments made in conjunction with these projects, as well as shipments for other NES projects that we may win in the future, depends on several factors, including, but not limited to, delivery to the customer of all of the software called for in any given agreement, modification of the existing shipment schedules included in the contracts that have been awarded to us thus far, and certain contractual provisions, such as customer acceptance. In addition, the complex revenue recognition rules relating to products such as our NES system will likely require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. In some instances, the reasons for these deferrals may not be fully under our control, which could result in the actual timing of revenue being significantly different than we currently anticipate. We currently expect that our 2007 NES revenues will increase substantially over the $791,000 recorded in 2006.

We also expect that some foreign utilities will require us to price our NES system in the respective utility’s local currency, which will expose us to foreign currency risk. In the event of a contract award, we may hedge this additional foreign currency risk so long as we can secure forward currency contracts that are reasonably priced and that are consistent with the scheduled deliveries for that project. In addition, we will face foreign currency exposures from the time we submit our foreign currency denominated bid until the award of a contract by the utility (the “bid to award” term). This bid to award term can often exceed several months. If a utility awards us a contract that gives the utility the right to exercise options for additional supply in the future, we would also be exposed to foreign currency risk until such time as these options, if any, were exercised. We may decide that it is too expensive to hedge the foreign currency risks during the bid to award term or for any unexercised options. Any resulting adverse foreign currency fluctuations could significantly harm our revenues, results of operations, and financial condition.

EBV revenues
	Year Ended December 31,			2006 over 2005	2005 over 2004	2006 over 2005	2005 over 2004
(Dollars in thousands)	2006	2005	2004	$ Change	$ Change	% Change	% Change
EBV Revenues	$15,511	$15,610	$15,875	($99)	($265)	(0.6%)	(1.7%)

Sales to EBV, our largest distributor and the sole independent distributor of our LonWorks Infrastructure products in Europe, accounted for 27.1% of our total revenues in 2006, 21.0% in 2005, and 14.4% in 2004. The primary factor contributing to the $99,000 decrease between 2006 and 2005 was the fact that, during the first quarter of 2006, we revised our revenue recognition methodology for sales made to EBV. Under the revised methodology, we now defer revenue, as well as cost of goods sold, on items shipped to EBV that remain in EBV’s inventories at quarter-end. Revenue is then recognized on these products, along with the corresponding gross margin, when EBV sells them to its customers in future periods. This revision resulted in a one-time revenue decrease of approximately $2.9 million for the quarter ended March 31, 2006. The revision did not have an impact on cash flows from operations or require any changes to historical financial statements. Partially offsetting the impact of the revenue recognition methodology revision was an increase in EBV’s shipments to its end-use customers, which we believe was the result of those customers’ utilization of our products in new applications, such as energy management and street lighting controls.

We believe the $265,000, or 1.7%, reduction in year-over-year revenues in 2005 as compared to 2004 was in part due to the impact of the then newly introduced Restriction of Hazardous Substances, or RoHS, regulations. Under these new rules, which became effective in the European Union (and elsewhere) in 2006, manufacturers such as Echelon are required to eliminate certain hazardous substances (e.g., lead, cadmium, mercury, etc.) from the products they sell into the region. We believe that, in an effort to minimize any excess inventories of non-RoHS compliant products, EBV tightly managed its inventory balances, which in some cases resulted in reduced shipments to EBV until the RoHS compliant products became available. We began shipping the RoHS compliant versions of some of our products in volume quantities in late 2005, and completed the transition for our remaining products during 2006. In addition to the RoHS conversion impact, we also believe that general market conditions and acceptance by OEMs of our products also contributed to the slight year-over-year decline.

Our contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2007. If our agreement with EBV is not renewed, or is renewed on terms that are less favorable to us, our revenues could decrease and our future financial position could be harmed.

We currently sell our products to EBV in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency exchange rate risks. However, EBV has the right, on notice to our company, to require that we sell our products to them in Euros.

Product Revenues
	Year Ended December 31,			2006 over 2005	2005 over 2004	2006 over 2005	2005 over 2004
(Dollars in thousands)	2006	2005	2004	$ Change	$ Change	% Change	% Change
Product Revenues	$56,515	$73,563	$108,947	($17,048)	($35,384)	(23.2%)	(32.5%)

The decrease in product revenues between 2006 and 2005 was attributable to the $19.8 million decrease in Enel program revenues partially offset by a $2.8 million increase in LonWorks Infrastructure product revenues. The decrease in product revenues between 2005 and 2004 was attributable to the $37.2 million decrease in Enel program revenues partially offset by a $1.1 million increase in LonWorks Infrastructure product revenues and a $714,000 increase in NES product revenues.

Service revenues
	Year Ended December 31,			2006 over 2005	2005 over 2004	2006 over 2005	2005 over 2004
(Dollars in thousands)	2006	2005	2004	$ Change	$ Change	% Change	% Change
Service Revenues	$761	$865	$974	($104)	($109)	(12.0%)	(11.2%)

The decrease in service revenues in 2006, 2005, and 2004 was the result of continued decreases in our customers’ use of our support and training services. We believe that the worldwide economic recession, which began in 2002 and continued through part of 2003, forced many of our customers to curtail spending for training and support. Although worldwide economic conditions generally improved during the latter part of 2003 and continued through 2006, we do not expect our service revenues to increase over prior year levels. In fact, we believe that many of our customers will continue to refrain from purchasing our customer support and training offerings during 2007 in an effort to minimize their operating expenses.

Gross Profit and Gross Margin
	Year Ended December 31,			2006 over 2005	2005 over 2004	2006 over 2005	2005 over 2004
(Dollars in thousands)	2006	2005	2004	$ Change	$ Change	% Change	% Change
Gross Profit	$33,327	$41,349	$61,808	($8,022)	($20,459)	(19.4%)	(33.1%)
Gross Margin	58.2%	55.6%	56.2%	—	—	2.6	(0.6)

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

 The 2.6 percentage point increase in gross margin during 2006 as compared to 2005 was due primarily to the mix of products sold and favorable manufacturing and overhead absorption variances experienced during the year. Partially offsetting these favorable factors were the impact of lower overall revenues on gross margins and SFAS 123R equity compensation charges. Equity compensation expense recorded under SFAS 123R during 2006 increased our total cost of revenues by approximately $415,000, which reduced our gross margin for 2006 by 0.7 of a percentage point. Overall, gross margin during 2005 as compared to 2004 remained relatively constant.

We expect that, during 2007, gross margins will decrease from 2006 levels as revenues from our lower margin NES products increase as a percentage of our overall revenues. We expect this will be particularly true in 2007 as our first substantial NES revenues will be generated from more costly, earlier versions of our NES products.

Operating Expenses

Product development
	Year Ended December 31,			2006 over 2005	2005 over 2004	2006 over 2005	2005 over 2004
(Dollars in thousands)	2006	2005	2004	$ Change	$ Change	% Change	% Change
Product Development	$28,357	$25,098	$25,262	$3,259	($164)	13.0%	(0.6%)

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, amounts paid to third party service providers, expensed material and other supplies, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $3.3 million increase in product development expenses during 2006 as compared to 2005 was primarily due to an increase in compensation expenses for our product development personnel, which was comprised of an approximately $1.8 million increase in equity compensation expenses resulting from our 2006 adoption of SFAS 123R, and to a lesser extent, increases in our product development personnel headcount. In addition, increases in fees paid to third party consultants, as well as expenses associated with materials and other supplies consumed in the product development process, also contributed to the year-over-year increase. Product development expenses remained relatively flat in 2005 as compared to 2004, decreasing by $164,000, or 0.6%.

We expect that, during 2007, product development expenses will increase from 2006 levels. This increase will primarily be the result of increased development efforts related to our NES system products.

Sales and marketing
	Year Ended December 31,			2006 over 2005	2005 over 2004	2006 over 2005	2005 over 2004
(Dollars in thousands)	2006	2005	2004	$ Change	$ Change	% Change	% Change
Sales and Marketing	$20,372	$21,023	$19,440	($651)	$1,583	(3.1%)	8.1%

Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.

Sales and marketing expenses decreased $651,000 during 2006 as compared to 2005, due primarily to reductions in travel and entertainment costs, recruiting and other employee related administrative expenses, and advertising and product promotion charges. Partially offsetting these decreases was an increase of $1.1 million in equity compensation charges resulting from our 2006 adoption of SFAS 123R. Slightly offsetting the $651,000 decrease was the unfavorable impact of foreign currency exchange rate fluctuations between the United States dollar and the local currency in several of the foreign countries in which we operate, which increased overall sales and marketing expenses by approximately $11,000 in 2006 as compared to 2005.

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

We expect that, during 2007, our sales and marketing expenses will increase over 2006 levels. In addition, if the United States dollar were to weaken against the foreign currencies where we do business, our sales and marketing expenses could increase further. Conversely, if the dollar were to strengthen against these currencies, it would have a favorable impact on our sales and marketing expenses.

 General and administrative
	Year Ended December 31,			2006 over 2005	2005 over 2004	2006 over 2005	2005 over 2004
(Dollars in thousands)	2006	2005	2004	$ Change	$ Change	% Change	% Change
General and Administrative	$14,505	$20,018	$13,388	($5,513)	$6,630	(27.5%)	49.5%

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

Excluding equity compensation expenses, general and administrative expenses decreased approximately $6.5 million in 2006 as compared to 2005, due primarily to the 2005 costs associated with the Enel arbitration; including the arbitration award itself of $5.1 million, as well as associated legal fees and other arbitration related costs. Partially offsetting this decrease was a $1.0 million increase in equity compensation expenses resulting from our 2006 adoption of SFAS 123R.

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

We believe that, during 2007, general and administrative costs will increase modestly above 2006 levels.

Interest and Other Income, Net
	Year Ended December 31,			2006 over 2005	2005 over 2004	2006 over 2005	2005 over 2004
(Dollars in thousands)	2006	2005	2004	$ Change	$ Change	% Change	% Change
Interest and Other Income, Net	$5,817	$5,225	$2,140	$592	$3,085	11.3%	144.2%

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

During 2006, interest income increased by approximately $1.6 million over 2005 levels. This increase is primarily attributable to an overall improvement in the average yield on our investment portfolio. Yields increased steadily during 2006 as a result of the Federal Reserve’s steady interest rate increases since June 2004. As short-term investments we purchased in 2004 and 2005 have come to maturity, the proceeds have been re-invested in instruments with higher effective yields, thus increasing interest income. Partially offsetting the beneficial impact of higher average yields is the fact that our average invested cash balance decreased during 2006 as a result of our operating losses and repurchases of our common stock.

Partially offsetting the $1.6 million increase in interest income during 2006 was a $984,000 increase in foreign exchange losses on our short-term intercompany balances. In accordance with SFAS No. 52, Foreign Currency Translation, we account for foreign currency translation gains and losses associated with our short-term intercompany balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar strengthens in value against these foreign currencies, the associated translation gains favorably impact other income. Conversely, when the U.S. dollar weakens, as it did during 2006, the resulting translation losses negatively impact other income.

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

Although interest rates have increased substantially since June 2004, we expect that our anticipated operating losses for 2007 will require us to use a portion of our existing cash and short-term investment portfolio to fund ongoing business operations. In addition, we may decide to continue repurchasing our common stock in accordance with our board of directors approved stock repurchase program, which expires in March 2008. As a result, we expect that the average amount of our invested cash will decrease during 2007, which will result in reduced interest income if interest rates remain unchanged. In addition, future fluctuations in the exchange rates between the United States dollar and the currencies in which we maintain our short-term intercompany balances (principally the European Euro and the British Pound Sterling) will also affect our interest and other income, net.

Provision for Income Taxes
	Year Ended December 31,			2006 over 2005	2005 over 2004	2006 over 2005	2005 over 2004
(Dollars in thousands)	2006	2005	2004	$ Change	$ Change	% Change	% Change
Provision for Income Taxes	$350	$154	$586	$196	($432)	127.3%	(73.7%)

The provision for income taxes for 2006 includes a provision for state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and, in 2004, the beneficial impact of deferred taxes resulting from the utilization of net operating losses. Income taxes of $350,000 in 2006 consist primarily of taxes related to profitable foreign subsidiaries and various state minimum taxes. Income taxes of $154,000 in 2005 primarily consist of taxes related to profitable foreign subsidiaries and various state minimum taxes, partially offset by a reduction in our income tax exposure reserve associated with the resolution of an outstanding tax matter. Income taxes of $586,000 in 2004 primarily consist of taxes related to profitable foreign subsidiaries, federal alternative minimum taxes, and various state minimum and regular income taxes.

Although we expect to generate a loss before provision for income taxes in 2007, we will be required to book income tax expense to cover, at a minimum, the foreign taxes owed on income generated by our profitable foreign subsidiaries. We currently expect our 2007 provision for income taxes will be slightly higher than the amount provided for in 2006.

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

In addition to our corporate headquarters facility, we also lease facilities for our sales, marketing, distribution, and product development personnel located elsewhere within the United States and in nine foreign countries throughout Europe and Asia. These operating leases are of shorter duration, generally one to five years, and in some instances are cancelable with advance notice. Lastly, we also lease certain equipment and, for some of our sales personnel, automobiles. These operating leases are generally less than five years in duration.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of products revenue on our consolidated statements of income, was approximately $493,000 during 2006, $496,000 during 2005, and $503,000 during 2004.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of December 31, 2006, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

Legal Actions. On May 3, 2004, we announced that Enel filed a request for arbitration to resolve a dispute regarding our marketing and supply obligations under the Research and Development and Technological Cooperation Agreement dated June 28, 2000. The arbitration took place in London in early March 2005 under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce. We received the arbitration panel’s decision on September 29, 2005. The arbitration tribunal awarded Enel €4,019,750 in damages plus interest from December 15, 2004 and the sums of $52,000 and €150,000 in arbitration and legal related costs, respectively. These amounts, which total approximately $5.2 million, were included in our results of operations for the year ended December 31, 2005. As of December 31, 2005, approximately $3.0 million of the $5.2 million award was unpaid and is reflected in accrued liabilities. This $3.0 million obligation was paid in early 2006. The arbitration tribunal refused Enel’s request to extend the supply or marketing obligations of Echelon.

In addition to the matter described above, from time to time, in the ordinary course of business, we are also subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of December 31, 2006, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

As of December 31, 2006, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$27,413	$5,258	$9,584	$9,204	$3,367
Purchase commitments	23,642	23,642	--	--	--
Total	$51,055	$28,900	$9,584	$9,204	$3,367

Liquidity and Capital Resources

 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through December 31, 2006, we raised $278.1 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

In March and August 2004, our Board of Directors approved a stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. Since inception, we have repurchased a total of 2,204,184 shares under the program at a cost of $16.1 million. As of December 31, 2006, 795,816 shares are available for repurchase. The stock repurchase program will expire in March 2008.

The following table presents selected financial information for each of the last three fiscal years (dollars in thousands):
	As of December 31,
	2006	2005	2004
Cash, cash equivalents, and short-term investments	$124,157	$154,480	$160,364
Trade accounts receivable, net	13,918	11,006	17,261
Working capital	132,420	157,474	173,391
Stockholder’s equity	156,575	181,308	211,062

As of December 31, 2006, we had $124.2 million in cash, cash equivalents, and short-term investments, a decrease of $30.3 million as compared to December 31, 2005. Historically, our primary source of cash, other than stock sales and exercises of stock options and warrants as discussed above, has been receipts from revenue. Our primary uses of cash have been cost of revenues, compensation related payments and other operating expenses, acquisitions, capital expenditures, and purchases under our stock repurchase program.

Cash flows from operating activities. Cash flows from operating activities has historically been driven by net income levels, adjustments for non-cash charges such as depreciation, amortization, in-process research and development charges, and stock-based compensation expenses; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $20.7 million in 2006, a $15.1 million increase from 2005. During 2006, net cash used in operating activities was primarily the result of our net loss of $24.4 million; changes in our operating assets and liabilities of $5.1 million; and an increase in accrued investment income of $446,000; partially offset by stock-based compensation charges of $4.9 million and depreciation and amortization of $4.4 million. Net cash used in operating activities in 2005 of $5.6 million was primarily the result of our net loss of $19.7 million and an increase in accrued investment income of $959,000; partially offset by changes in our operating assets and liabilities of $10.3 million; depreciation and amortization of $4.2 million; and stock-based compensation charges of $587,000. Cash provided by operating activities in 2004 of $13.1 million was generated primarily from net income of $5.3 million; depreciation and amortization of $4.9 million; and changes in our operating assets and liabilities of $3.2 million; partially offset by an increase in accrued investment income of $241,000.

Cash flows from investing activities. Cash flows from investing activities has historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $4.8 million for 2006, a $35.0 million decrease over 2005. Net cash provided by investing activities in 2006 was primarily the result of proceeds from maturities and sales of our available-for-sale short-term investments; partially offset by capital expenditures of $4.7 million. During 2005, net cash provided by investing activities of $39.8 million was primarily the result of proceeds from maturities and sales of our available-for-sale short-term investments and the $11.1 million release of our restricted investments; partially offset by capital expenditures of $2.1 million. During 2004, net cash used in investing activities was primarily the result of capital expenditures of $2.2 million.

Cash flows from financing activities. Cash flows from financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase program. Net cash used in financing activities was $6.3 million for 2006, a $3.3 million decrease from 2005, and was primarily attributable to repurchases of our common stock under our stock repurchase program. Similarly, during 2005, net cash used in financing activities of $9.6 million was also the result of stock repurchases under our stock repurchase program. Net cash provided by financing activities in 2004 of $5.0 million was comprised of proceeds from the exercise of stock options by our employees, offset by $176,000 related to open-market purchases of our common stock under our stock repurchase program.

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

Our existing cash, cash equivalents, and investment balances will likely decline during 2007 as a result of our anticipated operating losses. In addition, any weakening of current economic conditions, or changes in our planned cash outlay, could also negatively affect our existing cash, cash equivalents, and investment balances. However, based on our current business plan and revenue prospects, we believe that our existing cash and short-term investment balances will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A - Risk Factors. In the unlikely event that we would require additional financing within this period, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

Related Party Transactions

During the years ended December 31, 2006, 2005, and 2004, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

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

In June 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million (see Note 10 to our accompanying consolidated financial statements for additional information on our transactions with Enel). The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. To our knowledge, Enel has not disposed of any of its 3.0 million shares.

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. As of February 28, 2007, a representative of Enel has not been appointed to our board.

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel. Under the terms of the research and development agreement, we cooperated with Enel to integrate our LonWorks technology into Enel’s remote metering management project in Italy. During 2006, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $7.1 million, none of which was included in accounts receivable at December 31, 2006. During 2005, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $26.9 million, $4.6 million of which was included in accounts receivable at December 31, 2005. During 2004, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $64.1 million.

We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, we supplied Enel and its designated manufacturers with limited spare parts for Enel’s Contatore Elettronico system. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers will purchase additional electronic components and finished goods from Echelon, assuming certain initial acceptance tests are completed successfully. Under the software enhancement agreement, we will provide software enhancements to Enel for use in its Contatore Elettronico system. Both the new development and supply agreement and the software enhancement agreement expire in December 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS 157 is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We believe that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. The provisions of SAB 108 became effective as of the beginning of our 2006 fiscal year. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

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

In June 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for how an entity accounts for and reports a change in accounting principle. Previously, most voluntary changes in accounting principles were implemented by reflecting a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have a material impact on our consolidated financial statements.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at December 31, 2006, the fair market value of the portfolio would decline by an immaterial amount, due primarily to the fact that current interest rates remain at historically low levels. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. Due to our modest exposure to foreign currency fluctuations, if foreign exchange rates were to fluctuate by 10% from rates at December 31, 2006, our financial position and results of operations would not be materially affected. However, it is possible that there would be a material impact in the future.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Echelon, including its consolidated subsidiaries, is made known to the officers who certify Echelon’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objective, which is to make sure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on their evaluation as of December 31, 2006, the principal executive officer and principal financial officer of Echelon have concluded that Echelon’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, or the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) are effective at this reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting is effective at this reasonable assurance level as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm and auditors of our consolidated financial statements, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Echelon is scheduled to hold its 2006 annual meeting of stockholders on May 16, 2007. The meeting will commence at 10:00 a.m., PST, and will be held at our corporate headquarters located at 570 Meridian Avenue, San Jose, California 95126.  The date of record for the annual meeting is March 27, 2007.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MATTERS

The information regarding our executive officers required by this Item is incorporated herein by reference from the section titled “Executive Officers of Registrant” in Part I of this annual report on Form 10-K. The remaining information required by this Item is incorporated herein by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our 2007 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2007 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

1.	Financial Statements

2.	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	72

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits

Item 601 of Regulation S-K requires the following exhibits listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description of Document
3.2*	Amended and Restated Certificate of Incorporation of Registrant.
3.3*	Amended and Restated Bylaws of Registrant.
4.1*	Form of Registrant’s Common Stock Certificate.
4.2*	Second Amended and Restated Modification Agreement dated May 15, 1997.
10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2*+	1997 Stock Plan and forms of related agreements.
10.2(a)+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature
10.2(b)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature
10.2(c)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement
10.2(d)+	Form of 1997 Stock Plan Performance Share Agreement
10.2(e)+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees
10.2(f)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees
10.2(g)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees
10.2(h)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria
10.2(i)+	Form of 1997 Stock Plan Performance Share Agreement
10.2(j)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement
10.3*+	1988 Stock Option Plan and forms of related agreements.
10.4*	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).
10.5*	Form of International Distributor Agreement.
10.6*	Form of OEM License Agreement.
10.7*	Form of Software License Agreement.
10.8*	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.
10.9*+	1998 Director Option Plan.

21.1*	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Echelon Corporation:

We have audited the accompanying consolidated balance sheets of Echelon Corporation and subsidiaries as of December 31, 2006 and December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echelon Corporation and subsidiaries as of December 31, 2006 and December 31, 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Echelon Corporation’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Echelon Corporation:
We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting” appearing under Item 9A, that Echelon Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Echelon Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Echelon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Echelon Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California
March 15, 2007

ECHELON CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$37,412	$59,080
Short-term investments	86,745	95,400
Accounts receivable, net of allowances of $1,041 in 2006 and $1,511 in 2005	13,918	11,006
Inventories	11,359	3,240
Deferred cost of goods sold	19,060	322
Other current assets	2,359	1,967
Total current assets	170,853	171,015

Property and Equipment:
Computer and other equipment	13,465	9,906
Software	4,097	3,852
Furniture and fixtures	2,545	2,486
Leasehold improvements	16,966	16,808
	37,073	33,052
Less: Accumulated depreciation and amortization	(21,885)	(18,166)
Net property and equipment	15,188	14,886
Goodwill	8,278	8,018
Other long-term assets	1,957	2,019
TOTAL ASSETS	$196,276	$195,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,893	$3,972
Accrued liabilities	4,697	7,473
Deferred revenues	26,843	2,096
Total current liabilities	38,433	13,541

Long-Term Liabilities:
Deferred rent, net of current portion	1,268	1,089
Total long-term liabilities	1,268	1,089
Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized—5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value:
Authorized—100,000,000 shares
Issued - 41,576,721 shares in 2006 and 41,473,491 shares in 2005
Outstanding—39,107,537 shares in 2006 and 39,800,492 shares in 2005	416	415
Additional paid-in capital	282,930	278,005
Treasury stock, at cost (2,469,184 and 1,672,999 shares in 2006 and 2005, respectively)	(19,259)	(12,925)
Accumulated other comprehensive income/(loss)	997	(118)
Accumulated deficit	(108,509)	(84,069)
Total stockholders’ equity	156,575	181,308
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$196,276	$195,938
  See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2006	2005	2004

REVENUES:
Product	$56,515	$73,563	$108,947
Service	761	865	974
Total revenues	57,276	74,428	109,921

COST OF REVENUES:
Cost of product	22,032	30,955	46,110
Cost of service	1,917	2,124	2,003
Total cost of revenues	23,949	33,079	48,113
Gross profit	33,327	41,349	61,808

OPERATING EXPENSES:
Product development	28,357	25,098	25,262
Sales and marketing	20,372	21,023	19,440
General and administrative	14,505	20,018	13,388
Total operating expenses	63,234	66,139	58,090
Income/(loss) from operations	(29,907)	(24,790)	3,718
Interest and other income, net	5,817	5,225	2,140
Income/(loss) before provision for income taxes	(24,090)	(19,565)	5,858
PROVISION FOR INCOME TAXES	350	154	586
Net income/(loss)	$(24,440)	$(19,719)	$5,272
Income/(loss) per share:
Basic	$(0.62)	$(0.49)	$0.13
Diluted	$(0.62)	$(0.49)	$0.13
Shares used in per share calculation:
Basic	39,487	40,377	40,918
Diluted	39,487	40,377	41,007

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive Income/	Accumu- lated
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Total
BALANCE AT DECEMBER 31, 2003	40,675	$407	(265)	$(3,191)	$272,323	$1,007	$(69,622)	$200,924
Exercise of stock options	802	8	—	—	5,119	—	—	5,127
Repurchase of stock	—	—	(25)	(176)	—	—	—	(176)
Foreign currency translation adjustment	—	—	—	—	—	478	—	478
Unrealized holding loss on available-for-sale securities	—	—	—	—	—	(563)	—	(563)
Net income	—	—	—	—	—	—	5,272	5,272
BALANCE AT DECEMBER 31, 2004	41,477	415	(290)	(3,367)	277,442	922	(64,350)	211,062
Repurchase of stock	—	—	(1,383)	(9,558)	—	—	—	(9,558)
Repurchase of employee shares	(4)	—	—	—	(24)	—	—	(24)
Stock-based compensation	—	—	—	—	587	—	—	587
Foreign currency translation adjustment	—	—	—	—	—	(1,077)	—	(1,077)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	—	(19,719)	(19,719)
BALANCE AT DECEMBER 31, 2005	41,473	415	(1,673)	(12,925)	278,005	(118)	(84,069)	181,308
Exercise of stock options	125	1	—	—	763	—	—	764
Release of performance shares	72	1	—	—	(1)	—	—	—
Stock received for payment of option exercise price	(61)	(1)	—	—	(498)	—	—	(499)
Stock received for payment of employee taxes on vesting of performance shares and upon exercise of stock options	(29)	—	—	—	(239)	—	—	(239)
Repurchase of stock	—	—	(796)	(6,334)	—	—	—	(6,334)
Repurchase of employee shares	(3)	—	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	—	—	4,925	—	—	4,925
Foreign currency translation adjustment	—	—	—	—	—	751	—	751
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	364	—	364
Net loss	—	—	—	—	—	—	(24,440)	(24,440)
BALANCE AT DECEMBER 31, 2006	41,577	$416	(2,469)	$(19,259)	$282,930	$997	$(108,509)	$156,575

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
	For the Year Ended December 31,
	2006	2005	2004
Net income (loss)	$(24,440)	$(19,719)	$5,272
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	751	(1,077)	478
Unrealized holding gain (loss) on available-for-sale securities	364	37	(563)
Comprehensive income (loss)	$(23,325)	$(20,759)	$5,187
See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Twelve Months Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(24,440)	$(19,719)	$5,272
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	4,396	4,162	4,922
Increase in (reduction of) allowance for doubtful accounts	(23)	15	(75)
Loss (gain) on disposal of fixed assets	(2)	67	27
Increase in accrued investment income	(446)	(959)	(241)
Stock-based compensation	4,925	587	—
Change in operating assets and liabilities:
Accounts receivable	(2,889)	6,240	2,924
Inventories	(8,119)	2,344	322
Other current assets	(392)	246	306
Accounts payable	2,921	(1,185)	(1,765)
Deferred cost of goods sold	(18,738)	38	413
Accrued liabilities	(2,776)	2,021	659
Deferred revenues	24,747	314	11
Deferred rent	179	266	332
Net cash provided by (used in) operating activities	(20,657)	(5,563)	13,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(85,971)	(94,144)	(161,279)
Proceeds from sales and maturities of available-for-sale short-term investments	95,436	124,594	162,359
Release (purchase) of restricted investments	—	11,106	(239)
Changes in other long-term assets	37	335	(310)
Capital expenditures	(4,696)	(2,099)	(2,224)
Net cash provided by (used in) investing activities	4,806	39,792	(1,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	265	—	5,127
Repurchase of common stock	(6,573)	(9,582)	(176)
Net cash provided by (used in) financing activities	(6,308)	(9,582)	4,951

EFFECT OF EXCHANGE RATES ON CASH	491	(1,077)	478

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,668)	23,570	16,843

CASH AND CASH EQUIVALENTS:
Beginning of year	59,080	35,510	18,667
End of year	$37,412	$59,080	$35,510
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$199	$449	$885
See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

1. ORGANIZATION OF THE COMPANY:

Echelon Corporation (the “Company”) was incorporated in California in February 1988 and was reincorporated in Delaware in January 1989. The Company develops, markets, and supports a wide range of hardware and software products and services that enable OEMs and systems integrators to design and implement open, interoperable, distributed control networks. The Company’s products are based on LonWorks networking technology, an open standard for interoperable networked control developed by the Company. In a LonWorks control network, intelligent control devices, called nodes, communicate using the Company’s LonWorks protocol. The Company sells its products and services around the world to the building, industrial, transportation, utility/home and other automation markets.

The Company is subject to certain risks and challenges including, among others: the unpredictability of revenues; the failure to meet financial targets; dependence on a limited number of suppliers; availability of components and materials; competition; penalties and/or damages; dependence on distribution channels; international operations and currency fluctuations; lengthy sales cycle; fluctuation in operating results; direct sales to utility customers; acceptance of its products and interoperability in general; risks of product defects or misuse; infringement of intellectual property rights of others; limited protection of intellectual property rights; dependence on key personnel; volatility of stock price; voluntary standards and governmental regulatory actions; control by existing stockholders; and susceptibility to natural disasters, power outages, and other factors.

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

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform with the fiscal year 2006 presentation. $959,000 and $241,000 have been reclassified from operating cash flows to investing cash flows in the Company’s December 31, 2005 and 2004 Consolidated Statements of Cash Flows. The amounts reclassified are related to investment income included in net income for which cash had not been received prior to the end of each respective year. In addition, deferred cost of goods sold of $322,000 has been reclassified from other current assets in the Company’s December 31, 2005 Consolidated Balance Sheet.

Revenue Recognition

The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Revenues from software licensing arrangements accounted for approximately 9.1% of total revenues in 2006, 7.1% of total revenues in 2005, and 4.6% of total revenues in 2004. Service revenues consist of product support (including software post-contract support services), training, and custom software development services.

The Company recognizes revenue pursuant to applicable accounting standards, including Statement of Position No. 97-2, or SOP 97-2, Software Revenue Recognition, as amended, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. In general, pursuant to these rules, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable, and there are no post-delivery obligations. For hardware sales, including sales to third party manufacturers, these criteria are generally met at the time of shipment to the customer. For sales made to the Company’s distributor partners, these criteria are generally met at the time the distributor sells the products through to the end-use customer. For software licenses, these criteria are generally met upon shipment to the final end-user. Service revenue is recognized as the training services are performed, or ratably over the term of the support period. In the case of custom software development services, revenue is recognized when the customer accepts the software.

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

The Company currently sells a limited number of its LonWorks Infrastructure products that are considered multiple element arrangements under EITF 00-21 and SOP 97-2. Revenue for the software license element is recognized at the time of delivery of the application product to the end-user. The only undelivered element at the time of sale consists of post-contract customer support (“PCS”). The VSOE for this PCS is based on prices paid by the Company’s customers for stand-alone purchases of these PCS packages. Revenue for the PCS element is deferred and recognized ratably over the PCS service period. The costs of providing these PCS services are expensed when incurred.

In certain instances, the Company’s Networked Energy Services (“NES”) System products are sold as part of multiple element arrangements, which may include electricity meters and data concentrators (collectively, the “Hardware”); NES System software, for which a royalty is charged on a per-meter basis; PCS for the NES System software; and extended warranties for the Hardware. These arrangements may require the Company to deliver Hardware over an extended period of time. In accordance with SOP 97-2, when the multiple element arrangement includes NES System software, the Company defers the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, the Company recognizes revenue on sales of Hardware, as well as the per seat NES System software royalties, in accordance with a proportionate performance model. Under this model, revenue for the Hardware and NES System software royalties is recognized upon customer acceptance of the Hardware in a proportional relationship of meters to data concentrators, which is determined on a contract-by-contract basis. The Company has established VSOE for the PCS on the NES System software, as well as for the warranties on its NES Hardware products. These revenues are recognized ratably over the associated service period, which generally commences upon the latter of the delivery of all software, or the customer’s acceptance of any given Hardware shipment.

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

With the exception of sales to its distributor partners, the Company’s customers are not entitled to return products for a refund. In general, during the manufacturing process, our products are tested to ensure they will perform to stated specifications. If we are unable to perform such a test, we defer revenue on those products when shipped until such time as the customer “accepts” the products or the period for acceptance testing has elapsed. In the case of customer software development, revenues are deferred until the acceptance criteria, as defined in the agreement, have been met. Revenues generated from these types of arrangements have been immaterial to date. For all other transactions, the Company’s standard acceptance terms allow customers to inspect products when received. If, through an incoming inspection test, the customer determines the products do not meet stated design specifications, the Company permits the customer to return the product for repair or replacement under the Company’s standard warranty provisions.

The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to its distributors in accordance with SFAS 48, Revenue Recognition When Right of Return Exists, and EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). During 2006, the Company modified its revenue recognition method for sales made to its distributor partners. Under the revised method, revenue on sales made to distributors is deferred until the distributor sells the products through to its end use customers. The impact of these revenue recognition methodology revisions made during 2006 was a one-time reduction in revenues of approximately $3.9 million.

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

The Contatore Elettronico project includes solid-state electricity meters designed by a third party and Enel. The Company entered into supply agreements with various third party contract manufacturers (“meter manufacturers”) who manufactured the meters for Enel under contracts awarded by Enel through a public tender process. The meter manufacturers combined components purchased from the Company with other components to complete the manufacture of the meters for sale to Enel. In accordance with the transaction terms, the Company has recognized revenue associated with meter manufacturer component sales as the products were shipped to the respective meter manufacturer. Payment terms for these sales varied by meter manufacturer, ranging from open account with net thirty-day payment terms to sixty days with supporting letters of credit.

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

Enel and another subsidiary of Enel’s parent developed Enel’s data center software, which manages the deployed equipment in the Contatore Elettronico project. The Company is not responsible for this data center software. Additionally, Enel is the system integrator for the Contatore Elettronico project. Accordingly, the Company is not responsible for the integration or software management maintenance issues associated with the data center software.

For costs incurred under the R&D Agreement, there is no cost sharing arrangement among Enel, its contract manufacturers, and the Company. Each party is responsible for its own costs. Accordingly, the Company expenses R&D costs related to the Enel program as they are incurred.

Deferred Revenue and Deferred Cost of Goods Sold

Deferred revenue and deferred cost of goods sold result from transactions where the Company has shipped product or performed services for which all revenue recognition criteria have not yet been met. Deferred cost of goods sold related to deferred product revenues includes direct product costs and applied overhead. Deferred cost of goods sold related to deferred service revenues includes direct labor costs and applied overhead. Once all revenue recognition criteria have been met, the deferred revenues and associated cost of goods sold are recognized.

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

Prior to January 1, 2006, the Company accounted for equity compensation according to the provisions of APB 25, and applied the disclosure provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB 25, no compensation expense was recorded in the Company’s statement of operations for stock options where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant. However, during 2005, the Company did record compensation expense for performance share awards issued during 2005. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts).
	Year Ended December 31,
	2005	2004
Net income (loss) as reported	$(19,719)	$5,272
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	587	---
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,002)	(20,613)
Pro forma net loss	$(32,134)	$(15,341)

Basic net income (loss) per share:
As reported	$(0.49)	$0.13
Pro forma	$(0.80)	$(0.37)

Diluted net income (loss) per share:
As reported	$(0.49)	$0.13
Pro forma	$(0.80)	$(0.37)

The weighted-average grant date fair value of options granted during 2005 and 2004 was $3.60 and $6.00, respectively, and was determined using the following weighted average assumptions:

	Year Ended December 31,
	2005	2004
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.0%	2.4%
Expected volatility	57.5%	78.2%
Expected life (in years)	3.6	3.6

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

	December 31,
	2006			2005
	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains / (Losses)	Amortized Cost	Aggregate Fair Value		Unrealized Holding Gains/ (Losses)
U.S. corporate securities:
Commercial paper	$46,492	$46,497	$5	$5,189	$5,189	$	---
Certificate of deposit	---	---	---	1,507	1,508		1
Corporate notes and bonds	20,712	20,684	(28)	47,964	47,769		(195)
	67,204	67,181	(23)	54,660	54,466		(194)
Foreign corporate notes and bonds	1,508	1,504	(4)	3,012	3,000		(12)
U.S. government securities	18,064	18,060	(4)	38,129	37,934		(195)
Total investments in debt securities	$86,776	$86,745	$(31)	$95,801	$95,400		$(401)

As of December 31, 2006 and 2005, the Company’s available-for-sale securities had original contractual maturities of between four to twenty-four months, and from five to twenty-four months, respectively. As of December 31, 2006 and 2005, the average remaining term to maturity for the Company’s available-for-sale securities was eight months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments.

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following tables show gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2006 and 2005, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2006
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes and bonds	$13,394	$(28)	$2,095	$(3)	$15,489	$(31)
Foreign corporate notes and bonds	---	---	1,504	(4)	1,504	(4)
U.S. government securities	3,281	(6)	3,627	(11)	6,908	(17)
Total	$16,675	$(34)	$7,226	$(18)	$23,901	$(52)

	December 31, 2005
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes and bonds	$28,118	$(155)	$7,533	$(43)	$35,651	$(198)
Commercial paper	3,000	(12)	---	---	3,000	(12)
U.S. government securities	32,034	(161)	4,497	(34)	36,531	(195)
Total	$63,152	$(328)	$12,030	$(77)	$75,182	$(405)

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and are primarily comprised of direct material costs, including manufacturing labor, and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	December 31,
	2006	2005
Purchased materials	$3,378	$1,064
Work-in-process	107	61
Finished goods	7,874	2,115
	$11,359	$3,240

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

Impairment of Long-Lived Assets Including Goodwill

The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset’s carrying value to the future undiscounted cash flows the asset is expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. For the three years ended December 31, 2006, the Company has made no material adjustments to its long-lived assets.

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

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. As of December 31, 2006, the Company’s acquired intangible assets with a definite life, which consisted of purchased technology, have been fully amortized.

Software Development Costs

The Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the years ended December 31, 2006, 2005, and 2004, costs that were eligible for capitalization were insignificant and, thus, the Company has charged all software development costs to product development expense in the accompanying consolidated statements of operations.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):
	December 31,
	2006	2005
Accrued payroll and related costs	$2,776	$2,630
Accrued taxes	1,307	1,128
Other accrued liabilities	614	3,715
	$4,697	$7,473

Of the $3.7 million of other accrued liabilities at December 31, 2005, approximately $3.0 million related to amounts due to Enel pursuant to the arbitration decision announced on September 29, 2005. Such amounts were paid during the first quarter of 2006. For additional information regarding the arbitration, please refer to the “Legal Actions” section of Note 7, Commitments and Contingencies.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments, which are classified as either cash equivalents or short-term, and trade receivables. With respect to its investments, the Company has an investment policy that limits the amount of credit exposure to any one financial institution and restricts placement of the Company’s investments to financial institutions independently evaluated as highly creditworthy. With respect to its trade receivables, the Company performs ongoing credit evaluations of each of its customers’ financial condition. For a customer whose credit worthiness does not meet the Company’s minimum criteria, the Company may require partial or full payment prior to shipment. Alternatively, prior to shipment, customers may be required to provide the Company with an irrevocable letter of credit or arrange for some other form of coverage to mitigate the risk of uncollectibility, such as a bank guarantee. Additionally, the Company establishes an allowance for doubtful accounts and sales return allowances based upon factors surrounding the credit risk of specific customers, historical trends, and other available information.

With the exception of amounts owed the Company on sales made to certain significant customers, concentrations of credit risk with respect to trade receivables are generally limited due to the Company’s large number of customers and their dispersion across many different industries and geographies. For the years ended December 31, 2006 and 2005, the percentage of the Company’s total accounts receivable balance that were due from the following significant customers is as follows:
	December 31,
	2006	2005
Telvent Energia Y Medio Ambeinte	51.8%	0.0%
EBV	15.3%	22.2%
Enel (and its contract manufacturers)	0.0%	36.5%
Total	67.1%	58.7%

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the years ended December 31, 2006, 2005, and 2004 (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Net income/(loss) (Numerator):
Net income/(loss), basic & diluted	$(24,440)	$(19,719)	$5,272
Shares (Denominator):
Weighted average shares used in basic computation	39,487	40,377	40,918
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	89
Weighted average shares used in diluted computation	39,487	40,377	41,007
Net income/(loss) per share:
Basic	$(0.62)	$(0.49)	$0.13
Diluted	$(0.62)	$(0.49)	$0.13

In accordance with SFAS 128, for the years ended December 31, 2006 and 2005, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there are no potentially dilutive stock options due to the Company’s net loss position. The number of stock options excluded from these calculations were 8,282,680 and 8,089,473, respectively. For the year ended December 31, 2004, 8,659,271 stock options were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

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

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. The provisions of SAB 108 became effective as of the beginning of the Company’s 2006 fiscal year. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

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

3. STOCKHOLDERS’ EQUITY AND EMPLOYEE STOCK OPTION PLANS

Preferred Stock

With the closing of the Company’s initial public offering (“IPO”) in July 1998, all of the then outstanding preferred stock automatically converted into 7,887,381 shares of common stock. Upon conversion of the outstanding preferred stock to common stock, such preferred stock was retired. As of December 31, 2006, the Company was authorized to issue 5,000,000 shares of new $0.01 par value preferred stock, of which none was outstanding as of December 31, 2006.

Common Stock

As of December 31, 2006, the Company was authorized to issue 100,000,000 shares of $0.01 par value common stock, of which 39,107,537 were outstanding.

In March and August 2004 and March 2006, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the quarter ended December 31, 2006, the Company repurchased 154,118 shares under the program at a cost of approximately $1.2 million. During the twelve months ended December 31, 2006, the Company repurchased 796,185 shares under the program at a cost of approximately $6.3 million. Since the repurchase program’s inception, the Company has repurchased 2,204,184 shares at a cost of $16.1 million. As of December 31, 2006, 795,816 shares were available for repurchase. The stock repurchase program will expire in March 2008.

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

1997 Stock Plan

During 1997, the Company adopted the 1997 Stock Plan (the “1997 Plan”) for employees, officers and directors, which was amended and restated in May 2004. As of December 31, 2006, a total of 15,269,275 shares of Common Stock were reserved for issuance under the 1997 Plan. This plan includes annual increases on the first day of the Company’s fiscal year (beginning in 2000) not to exceed the lesser of (i) 5,000,000 shares or (ii) 4% of the outstanding shares on such date. Incentive stock options to purchase shares of common stock may be granted at not less than 100% of the fair market value. Options granted prior to June 15, 2000 and after May 5, 2003, generally have a term of five years from the date of grant. Options granted June 15, 2000 through May 5, 2003, generally have a term of ten years. The exercise price of stock options granted under the 1997 Plan is determined by the Board of Directors (or a Committee of the Board of Directors), but will be at least equal to 100% of the fair market value per share of common stock on the date of grant (or at least 110% of such fair market value for an incentive stock option granted to a stockholder with greater than 10% voting power of all our stock), except that up to 10% of the aggregate number of shares reserved for issuance under the 1997 Plan (including shares that have been issued or are issuable in connection with options exercised or granted under the 1997 Plan) may have exercise prices that are from 0% to 100% of the fair market value of the common stock on the date of grant. Options generally vest ratably over four years.

The 1997 Plan also allows for the issuance of stock purchase rights and options that are immediately exercisable through execution of a restricted stock purchase agreement. Shares purchased pursuant to a stock purchase agreement generally vest ratably over four years. In the event of termination of employment, the Company, at its discretion, may repurchase unvested shares at a price equal to the original issuance price. In addition, the 1997 Plan allows for the issuance of stock appreciation rights, performance shares and performance units. Stock appreciation rights are rights to receive, in cash or shares of our common stock, as designated on the grant date, the appreciation in fair market value of common stock between the exercise date and the date of grant. Stock appreciation rights may be granted alone or in tandem with options. The exercise price of stock appreciation right will be at least equal to 100% of the fair market value per share of common stock on the date of grant. Stock appreciation rights issued by the Company generally vest in equal, annual installments over four years, and expire on the fifth anniversary of the grant date. Performance units and performance shares are awards that result in a payment to a participant, generally in the form of an issuance of shares of the Company’s common stock, at such time as specified performance goals or other vesting criteria are achieved or the awards otherwise vest. Performance shares issued by the Company generally vest in equal, annual installments over four years, although certain of these performance shares vest 100% after two years while others have additional financial based performance requirements that must be met before vesting can occur. Performance shares granted by the Company with performance based vesting conditions expire on the fourth anniversary of the grant date if the performance criteria have not been met.

1998 Directors Option Plan

Non-employee directors are entitled to participate in the 1998 Director Option Plan (the “Director Plan”). The Director Plan was adopted by the Board of Directors in May 1998 and became effective upon the closing of the initial public offering of the Company’s stock in July 1998. The Director Plan has a term of ten years, unless terminated sooner by the Board. As of December 31, 2006, a total of 975,000 shares of Common Stock are reserved for issuance under the Director Plan. The plan provides for an increase each year equal to 100,000 shares or such lesser amount as the Board may determine. The plan also provides for the automatic grant of 25,000 shares of common stock (the “First Option”) to each non-employee director on the date he or she first becomes a director. Each non-employee director is also automatically granted an option to purchase 10,000 shares (a “Subsequent Option”) on the date of the Company’s Annual Stockholder Meeting provided that he or she is re-elected to the Board or otherwise remains on the Board, and provided that on such date, he or she shall have served on the Board for at least the preceding six months. Each First Option and each Subsequent Option shall have a term of five years and the shares subject to the option shall vest as to 25% of the shares subject to option on each anniversary of the date of grant for options granted before May 11, 1999 and 100% on the date of grant for options granted on or after May 11, 1999. The exercise price of each First Option and Subsequent Option shall be 100% of the fair market value per share of the common stock on the date of grant. During 2006 and 2005, options to purchase an aggregate of 50,000 and 85,000 shares, respectively, were granted under the Director Plan. The weighted average exercise prices for the option grants in 2006 and 2005, respectively, were $7.99 and $7.18.

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

Stock Award Activity

The following table summarizes stock award activity under all plans for the years ended December 31, 2006, 2005, and 2004:

		Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted-Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2003	3,601,792	8,944,182	$16.49
Options granted	(2,066,475)	2,066,475	10.78
Options cancelled	4,453,741	(4,453,741)	17.83
Options exercised	---	(962,074)	7.22
Additional shares reserved	2,120,498	---	---
BALANCE AT DECEMBER 31, 2004	8,109,556	5,594,842	$14.91
Options granted	(3,575,814)	3,575,814	6.99
Performance shares granted	(417,949)	---	---
Options cancelled	1,081,183	(1,081,183)	16.22
Performance shares cancelled	4,981	---	---
Additional shares reserved	1,747,463	---	---
BALANCE AT DECEMBER 31, 2005	6,949,420	8,089,473	$11.24
Options and stock appreciation rights granted	(852,734)	852,734	8.40
Performance shares granted	(387,909)	---	---
Options and stock appreciation rights cancelled	534,902	(534,902)	12.94
Performance shares cancelled	25,896	---	---
Options exercised	---	(124,625)	6.13
Additional shares reserved	1,692,020	---	---
BALANCE AT DECEMBER 31, 2006	7,961,595	8,282,680	$10.91

The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $261,000. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The following table provides additional information regarding performance share activity for the years ended December 31, 2006 and 2005:
	Number Nonvested and Outstanding		Weighted-Average Grant Date Fair-Value
BALANCE AT DECEMBER 31, 2004	---	$	---
Performance shares granted	417,949		7.82
Performance shares forfeited	(4,981)		7.85
BALANCE AT DECEMBER 31, 2005	412,968		$7.82
Performance shares granted	387,909		8.59
Performance shares vested and released	(71,945)		8.19
Performance shares forfeited	(25,896)		8.05
BALANCE AT DECEMBER 31, 2006	703,036		$8.20

No performance shares were awarded prior to the year ended December 31, 2005. The total fair value of performance shares vested and released during the year ended December 31, 2006 was approximately $582,000. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

The following table provides additional information for significant ranges of outstanding and exercisable stock options and stock appreciation rights as of December 31, 2006:
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$6.11	1,526,933	3.01	$6.11	$2,885,903
6.26-8.17	281,593	3.58	7.23	219,000
8.19	948,480	3.62	8.19	---
8.24-8.52	1,079,624	4.00	8.46	---
8.58-10.65	315,525	4.81	9.96	---
10.89	837,220	2.21	10.89	---
11.14-12.91	1,359,202	2.66	12.39	---
13.00-16.35	1,129,137	3.94	15.75	---
$16.36-$30.76	804,966	4.07	18.91	---
Outstanding	8,282,680	3.39	$10.91	$3,104,903
Vested and expected to vest	8,149,281	3.39	$10.95	$3,089,863
Exercisable	6,536,484	3.23	$11.68	$2,664,121

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.00 as of December 29, 2006, the last market trading day of 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

4. STOCK-BASED COMPENSATION:

Impact of Adopting SFAS 123R

The Company adopted SFAS 123R on January 1, 2006, using the modified prospective method. The impact of adopting SFAS 123R on the Company’s loss from continuing operations, pre-tax loss, net loss, basic and diluted net loss per share, cash flows from operations, and cash flows from financing activities for the year ended December 31, 2006 is summarized in the following table (in thousands, except per share amounts):

	Intrinsic Value Method (A)	Fair Value Method (B)	Impact of Adoption (A) - (B)

Loss from continuing operations	$(26,329)	$(29,907)	$(3,578)
Loss before provision for income taxes	$(20,512)	$(24,090)	$(3,578)
Net loss	$(20,862)	$(24,440)	$(3,578)
Net loss per share - basic	$(0.53)	$(0.62)	$(0.09)
Net loss per share - diluted	$(0.53)	$(0.62)	$(0.09)
Cash flows from operations	$(20,211)	$(20,211)	$--
Cash flows from financing activities	$(6,333)	$(6,333)	$--

Valuation of Options Granted

SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected term of the option from the date of grant to the time of exercise, risk-free interest rates, and dividend yields. The BSM option-pricing model was developed for use in estimating the fair-value of traded options having no vesting or hedging restrictions and that are fully transferable. As the Company’s employee stock options have certain characteristics that differ significantly from traded options, and because changes in the subjective assumptions used in the BSM option-pricing model can materially affect the estimated fair-value, in management’s opinion, the Company’s estimate of fair-value for its options based on the BSM option-pricing model may not provide an accurate measure of the fair-value an independent third-party would assign in an arms-length transaction.

The weighted average calculated fair value of options granted during the year ended December 31, 2006, was $3.49, and was determined using the following weighted average assumptions:

Year Ended December 31, 2006
Expected dividend yield	0.0%
Risk-free interest rate	4.6%
Expected volatility	50.5%
Expected life (in years)	3.6

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

Expense Allocation

Compensation expense for all share-based payment awards, including those granted prior to January 1, 2006, has been recognized in accordance with SFAS 123R using the accelerated multiple-option approach. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. As of December 31, 2006, total compensation cost related to non-vested stock options and other equity based awards not yet recognized was $8.6 million, which is expected to be recognized over the next 21months on a weighted-average basis.

The following table summarizes the stock-based compensation expense related to employee stock options and performance shares under SFAS 123R for the year ended December 31, 2006, and under SFAS 123 for the years ended December 31, 2005 and 2004, which was allocated as follows (in thousands):

	2006	2005	2004
Cost of sales - product	$429	$60	$--
Cost of sales - service	49	3	--
Stock-based compensation expense included in cost of sales	478	63	--
Product development	1,935	143	--
Sales and marketing	1,205	111	--
General and administrative	1,307	270	--
Stock-based compensation expense included in operating expenses	4,447	524	--
Total stock-based compensation expense related to stock options and performance shares	4,925	587	--
Tax benefit	--	--	--
Stock-based compensation expense related to stock options and performance shares, net of tax	$4,925	$587	$--

Of the $4.9 million of compensation expense recorded for the year ended December 31, 2006, approximately $828,000 related to equity compensation awards granted during 2006, while the remaining $4.1 million related to equity compensation awards granted on or before December 31, 2005. Compensation expense of $587,000 for the year ended December 31, 2005, related solely to performance share awards, and did not reflect any compensation expense for stock options as the Company accounted for those equity compensation awards in accordance with APB 25. Under APB 25, no compensation expense was recorded in the Company’s statement of operations for stock options where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant.

During the years ended December 31, 2006, 2005, and 2004, no stock-based compensation expense was capitalized as part of the cost of an asset.

Comparative Results

The following table reflects net loss and diluted net loss per share for the years ended December 31, 2006, 2005, and 2004 compared with the pro forma information for the same periods (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004

Net income (loss) - as reported for the prior period (1)	N/A	$(19,719)	$5,272
Stock-based compensation expense related to employee stock options and performance share awards (2)	$4,925	$12,415	$20,613
Tax benefit	--	--	--
Stock-based compensation expense related to stock options and performance share awards, net of tax (3)	$4,925	$12,415	$20,613

Net loss, including the effect of stock-based compensation expense (4)	$(24,440)	$(32,134)	$(15,341)

Diluted net income (loss) per share - as reported for the prior period (1)	N/A	$(0.49)	$0.13
Diluted net loss per share, including the effect of stock-based compensation expense (4)	$(0.62)	$(0.80)	$(0.37)

(1)
Net income (loss) and net income (loss) per share prior to January 1, 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123. Net loss and net loss per share prior to January 1, 2006 did include stock-based compensation expense for performance share awards.

(2)
Stock-based compensation expense related to employee stock options and performance share awards for the year ended December 31, 2005 are net of amounts already reflected in the net loss for the respective periods.

(3)	Stock-based compensation expense prior to January 1, 2006 is calculated based on the pro forma application of SFAS 123.

(4)	Net loss and net loss per share prior to January 1, 2006 represents pro forma information based on SFAS 123.

5. SIGNIFICANT CUSTOMERS:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the years 2004 through 2006, the Company had two significant customers: Enel (including Enel’s third party meter manufacturers) and EBV, the Company’s sole distributor of its LonWorks Infrastructure products in Europe. For the years ended December 31, 2006, 2005, and 2004, the percentages of the Company’s revenues attributable to sales made to these two customers were as follows:

	Year Ended December 31,
	2006	2005	2004
Enel	12.4%	36.2%	58.3%
EBV	27.1%	21.0%	14.4%
Total	39.5%	57.2%	72.7%

The Company’s contract with Enel expired in June 2005, and shipments under that contract were completed in 2005. During 2006, the Company supplied Enel and its third party meter manufacturers with limited spare parts for Enel’s Contatore Elettronico system. In October 2006, the Company entered into a new development and supply agreement and a new software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers will purchase additional electronic components and finished goods from Echelon, assuming certain initial acceptance tests are completed successfully. Under the software enhancement agreement, the Company will provide software enhancements to Enel for use in its Contatore Elettronico system. Both the new development and supply agreement and the software enhancement agreement expire in December 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2007.

In addition to the customers listed above, the Company also had a significant customer during 2006, Telvent, for which no material revenue has yet been recognized. Shipments to Telvent during 2006 amounted to approximately $17.7 million, all of which is included in deferred revenues as of December 31, 2006.

6. GOODWILL AND INTANGIBLE ASSETS:

The Company adopted SFAS 142 on January 1, 2002. In lieu of amortization, SFAS 142 required that the Company perform an initial impairment review of its goodwill in 2002 and continues to require at least an annual impairment review thereafter. In accordance with these impairment review requirements, the Company completed a transitional impairment test in 2002, and an annual impairment review during the quarters ended March 31, 2006, 2005, and 2004, and determined that there was no impairment. However, if as a result of impairment reviews that are conducted in the future, it is determined that there has been an impairment of the goodwill or other intangible assets, the Company would be required to take an impairment charge.

The carrying amount of goodwill in 2005 and 2004 relates to three acquisitions, including ARIGO Software GmbH (“ARIGO”) in 2001, BeAtHome in 2002, and MTC in 2003. The goodwill acquired as part of the ARIGO transaction is valued in Euros, and is therefore subject to foreign currency translation gains and losses. The changes in the carrying amount of goodwill, net for the years ended December 31, 2005 and 2006 are as follows (in thousands):

Amount
Balance as of December 31, 2004	$8,344
Unrealized foreign currency translation gain	(326)
Balance as of December 31, 2005	8,018
Unrealized foreign currency translation loss	260
Balance as of December 31, 2006	$8,278

As of December 31, 2006, the Company’s intangible assets subject to amortization consisted of purchased technology, which was fully amortized as of December 31, 2005. For the years ending December 31, 2005 and 2004, amortization of these intangible assets was $37,000 and $580,000, respectively.

7. COMMITMENTS AND CONTINGENCIES:

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

In addition to its corporate headquarters facility, the Company also leases facilities for its sales, marketing, and product development personnel located elsewhere within the United States and in nine foreign countries throughout Europe and Asia. These operating leases are of shorter duration, generally one to five years, and in some instances are cancelable with advance notice. Lastly, the Company also lease certain equipment and, for some of its sales personnel, automobiles. These operating leases are generally less than five years in duration.

As of December 31, 2006, future minimum lease payments under all operating leases were as follows (in thousands):

2007	$5,258
2008	4,848
2009	4,736
2010	4,867
2011	4,337
2012 and Thereafter	3,367
Total	$27,413

Rent expense for all operating leases was approximately $5.5 million for 2006, and $5.6 million for both 2005 and 2004. Although certain of the operating lease agreements provide for escalating rent payments over the term of the lease, rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2006, the Company has accrued approximately $1.3 million of deferred rent related to these agreements, of which approximately $7,000 is reflected in current liabilities while the remainder is reflected as a long-term liability in the accompanying consolidated balance sheets. As of December 31, 2005, the company had accrued approximately $1.1 million of deferred rent, all of which is reflected as a long-term liability.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of product revenues in the Company’s consolidated statements of income, was approximately $493,000, $496,000, and $503,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Taxes

The Company conducts operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company’s operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and the Company believes that, as of December 31, 2006, it has adequately provided for such contingencies. However, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

Legal Actions

On May 3, 2004, the Company announced that Enel filed a request for arbitration to resolve a dispute regarding the Company’s marketing and supply obligations under the Research and Development and Technological Cooperation Agreement dated June 28, 2000. The arbitration took place in London in early March 2005 under the rules of arbitration of the International Court of Arbitration of the International Chamber of Commerce, or ICC. The Company received the arbitration panel’s decision on September 29, 2005.  The arbitration tribunal awarded Enel €4,019,750 in damages plus interest from December 15, 2004 and the sums of $52,000 and €150,000 in arbitration and legal related costs, respectively.  These amounts, which total approximately $5.2 million, are included in the Company’s results of operations for the year ended December 31, 2005.  As of December 31, 2005, approximately $3.0 million of the $5.2 million award was unpaid and is reflected in accrued liabilities.  This $3.0 million obligation was paid in early 2006.  The arbitration tribunal refused Enel’s request to extend the supply or marketing obligations of Echelon.

In addition to the matter described above, from time to time, in the ordinary course of business, the Company is also subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of December 31, 2006, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

8. INCOME TAXES:

The provision for income taxes attributable to continuing operations is based upon income (loss) before income taxes from continuing operations as follows (in thousands):
	Year Ended December 31,
	2006	2005	2004
Domestic	$(23,922)	$(18,933)	$5,985
Foreign	(168)	(632)	(127)
	$(24,090)	$(19,565)	$5,858

The provision for income taxes consists of the following (in thousands):
	Year Ended December 31,
		2006		2005	2004
Federal:
Current	$	---	$	---	$94
Deferred		---		---	---
Total federal provision		---		---	94

State:
Current		10		20	30
Deferred		---		---	---
Total state provision		10		20	30

Foreign:
Current		340		134	462
Deferred		---		---	---
Total foreign provision		340		134	462

Total provision for income taxes		$350		$154	$586

The provision for income taxes differs from the amount estimated by applying the statutory Federal income tax rate to income before taxes as follows (in thousands):
	Year Ended December 31,
	2006	2005	2004
Federal tax at statutory rate of 35%	$(8,432)	$(6,848)	$2,050
State taxes, net of federal benefit	10	20	30
U.S.-Foreign rate differential	311	355	106
Change in Valuation Allowance	9,059	6,663	(1,673)
Others	(598)	(36)	73
Total provision for income taxes	$350	$154	$586

As of December 31, 2006 and 2005, a valuation allowance has been recorded for the entire gross deferred tax asset as a result of uncertainties regarding the realization of the asset balance. As of December 31, 2006 and 2005, the Company had no significant deferred tax liabilities. The components of the net deferred income tax asset are as follows (in thousands):
	December 31,
	2006	2005
Net operating loss carry forwards	$34,702	$28,772
Foreign net operating loss carry forwards	2,247	2,744
Tax credit carry forwards	11,635	10,792
Fixed and intangible assets	5,580	4,961
Capitalized research and development costs	---	42
Reserves and other cumulative temporary differences	6,987	4,935
Gross deferred income tax assets	61,151	52,246
Valuation allowance	(61,151)	(52,246)
Net deferred income tax assets	$--	$--

As of December 31, 2006, part of our valuation allowance on deferred tax assets pertains to certain tax credits and net operating loss carry forwards resulting from the exercise of certain employee stock options. In the future, we will reduce the valuation allowance associated with these credits and losses in the period in which we utilize them to reduce the amount of income tax we would otherwise be required to pay on our income tax returns. When realized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders’ equity rather than as a reduction of income tax expense. In addition, the Internal Revenue Code of 1986, as amended, contains provisions that limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. The Company has performed an analysis of the ownership changes and has reported the net operating loss and credit carryforwards considering such limitations.

As of December 31, 2006, the Company had net operating loss carryforwards of $97.3 million for federal income tax reporting purposes and $25.2 million for state income tax reporting purposes, which expire at various dates through 2026. In addition, as of December 31, 2006, the Company had approximately $6.6 million and $7.2 million of tax credit carry forwards for increased research expenditures for federal and California purposes, respectively. The federal research tax credits will expire at various dates through 2026 and the state tax credit can be carried over indefinitely. In accordance with current Internal Revenue Code rules, federal net operating loss carryforwards must be utilized in full before federal research and development tax credits can be used to offset current tax liabilities. As a result, depending on the Company’s future taxable income in any given year, some or all of the federal increased research tax credits, as well as portions of the Company’s federal and state net operating loss carryforwards, may expire before being utilized. A summary of the annual expiration of net operating loss carryforwards and federal research tax credits is as follows (in thousands):

	Net operating loss carryforwards				Federal
		Federal		State	Research Tax Credit
2007	$	---	$	---	$322
2008		---		---	332
2009		---		---	354
2010		6,489		---	179
2011		9,753		8,140	221
2012 and Thereafter		81,012		17,051	5,187
Total		$97,254		$25,191	$6,595

9. WARRANTY RESERVES:

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are generally provided for when the associated revenue is recognized. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company’s current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $224,000 as of December 31, 2006 and $469,000 as of December 31, 2005.

10. RELATED PARTIES:

During the years ended December 31, 2006, 2005, and 2004, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

In June 2000, the Company entered into a stock purchase agreement with Enel S.p.A., an Italian utility company (“Enel”), whereby Enel purchased 3.0 million newly issued shares of the Company’s common stock. Under the terms of the stock purchase agreement, Enel has the right to nominate a member of the Company’s board of directors. As of February 28, 2007, a representative of Enel has not been appointed to the Company’s board.

In June 2000, the Company also entered into a research and development agreement with an affiliate of Enel. Under the terms of the R&D agreement, the Company cooperated with Enel to integrate LonWorks technology into Enel’s remote metering management project in Italy. For the years ended December 31, 2006, 2005, and 2004, the Company recognized revenue of approximately $7.1 million, $26.9 million, and $64.1 million, respectively, related to products and services sold to Enel and its contract manufacturers. As of December 31, 2006, there were no outstanding amounts due from Enel or its contract manufacturers. As of December 31, 2005, approximately $4.6 million of the 2005 revenues were included in accounts receivable.

On May 3, 2004, the Company announced that Enel filed a request for arbitration to resolve a dispute regarding the Company’s marketing and supply obligations under the R&D Agreement. The arbitration was resolved with the issuance of a decision on September 29, 2005, calling for the Company to pay Enel approximately $5.2 million in damages, interest, and legal and arbitration related costs. For additional information regarding the arbitration, please refer to the “Legal Actions” section of Note 7, Commitments and Contingencies.

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

The Company operates in one principal industry segment: the design, manufacture and sale of products for the controls network industry, and markets its products primarily to the building automation, industrial automation, transportation, and utility/home automation markets. The Company’s products provide the infrastructure and support required to implement and deploy open, interoperable, control network solutions. All of the Company’s products either incorporate or operate with the Neuron® Chip and/or the LonWorks protocol. The Company also provides a range of services to its customers that consist of technical support, training courses covering its LonWorks network technology and products, and custom software development. In total, the Company offers a wide ranging set of products and services that together constitute the LonWorks system. Any given customer purchases a small subset of such products and services that are appropriate for that customer’s application.

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services as further described in Part 1, Item 1, Business. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the area and excludes certain expenses that are managed outside the geographic area. Costs excluded from area profit or loss primarily consist of unallocated corporate expenses, comprised of product development costs, corporate marketing costs and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2006 and 2005, long-lived assets of about $22.2 million and $22.0 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the Executive Staff when making decisions about resource allocation to the geographic areas based on their performance.

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by geography for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenues from customers:
Americas	$19,748	$17,052	$16,227
EMEA	29,991	46,600	82,187
APJ	7,537	10,776	11,507
Total	$57,276	$74,428	$109,921
Gross profit:
Americas	$11,953	$10,500	$10,530
EMEA	16,975	24,936	44,374
APJ	4,399	5,913	6,904
Total	$33,327	$41,349	$61,808
Income (loss) from operations:
Americas	$7,156	$5,961	$6,378
EMEA	11,201	18,876	38,554
APJ	(35)	1,295	2,899
Unallocated	(48,229)	(50,922)	(44,113)
Total	$(29,907)	$(24,790)	$3,718

Products sold to Enel and its contract manufacturers accounted for 12.4%, 36.2%, and 58.3% of total revenues for the years ended December 31, 2006, 2005, and 2004, respectively. For the years ended December 31, 2006, 2005, and 2004, 97.2%, 89.2%, and 93.6%, respectively, of the Enel project revenues were derived from products shipped to customers in EMEA, while the remaining 2.8%, 10.8%, and 6.4%, respectively, were from shipments made to customers in APJ.

EBV, the sole independent distributor of the Company’s products in Europe since December 1997, accounted for 27.1% of total revenues for 2006, 21.0% of total revenues for 2005, and 14.4% of total revenues for 2004.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tables set forth certain consolidated statement of operations data for each of the quarters in 2006 and 2005. This information has been derived from our quarterly unaudited consolidated financial statements. The quarterly unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes appearing in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

	Q4 ‘06	Q3 ‘06	Q2 ‘06	Q1 ‘06	Q4 ‘05	Q3 ‘05	Q2 ‘05	Q1 ‘05
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Revenues:
Product	$13,622	$13,110	$19,209	$10,574	$18,711	$16,068	$17,268	$21,516
Service	244	181	165	171	303	183	212	167
Total revenues	13,866	13,291	19,374	10,745	19,014	16,251	17,480	21,683
Cost of revenues:
Cost of product	5,230	4,936	7,303	4,563	7,848	7,085	7,315	8,707
Cost of service	511	509	452	445	495	525	598	506
Total cost of revenues	5,741	5,445	7,755	5,008	8,343	7,610	7,913	9,213
Gross profit	8,125	7,846	11,619	5,737	10,671	8,641	9,567	12,470
Operating expenses:
Product development	7,328	6,875	7,163	6,991	6,351	6,170	6,360	6,217
Sales and marketing	5,060	5,076	5,089	5,147	5,438	5,164	5,396	5,025
General and administrative	3,559	3,746	3,798	3,402	3,421	8,550	3,596	4,451
Total operating expenses	15,947	15,697	16,050	15,540	15,210	19,884	15,352	15,693
Loss from operations	(7,822)	(7,851)	(4,431)	(9,803)	(4,539)	(11,243)	(5,785)	(3,223)
Interest and other income, net	1,433	1,586	1,404	1,394	1,658	1,225	1,281	1,061
Loss before provision for income taxes	(6,389)	(6,265)	(3,027)	(8,409)	(2,881)	(10,018)	(4,504)	(2,162)
Income tax expense/(benefit)	110	80	80	80	(146)	100	100	100
Net loss	$(6,499)	$(6,345)	$(3,107)	$(8,489)	$(2,735)	$(10,118)	$(4,604)	$(2,262)
Loss per share:
Basic	$(0.17)	$(0.16)	$(0.08)	$(0.21)	$(0.07)	$(0.25)	$(0.11)	$(0.06)
Diluted	$(0.17)	$(0.16)	$(0.08)	$(0.21)	$(0.07)	$(0.25)	$(0.11)	$(0.06)
Shares used in net loss per share calculation:
Basic	39,220	39,354	39,615	39,767	39,900	40,074	40,528	41,023
Diluted	39,220	39,354	39,615	39,767	39,900	40,074	40,528	41,023

SCHEDULE II

ECHELON CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged/ (Credited) to Revenues and Expenses	Write-Off of Previously Provided Accounts	Balance at End of Period
Year Ended December 31, 2004
Allowance for Doubtful Accounts	$500	$(75)	$125	$300
Year Ended December 31, 2005
Allowance for Doubtful Accounts	$300	$15	$15	$300
Year Ended December 31, 2006
Allowance for Doubtful Accounts	$300	$(23)	$27	$250

	Balance at Beginning of Period	Charged to Revenues and Expenses	Write-Off of Previously Provided Accounts	Balance at End of Period
Year Ended December 31, 2004
Allowance for Customer Returns and Sales Credits	$874	$4,608	$4,168	$1,314
Year Ended December 31, 2005
Allowance for Customer Returns and Sales Credits	$1,314	$4,739	$4,842	$1,211
Year Ended December 31, 2006
Allowance for Customer Returns and Sales Credits	$1,211	$5,673	$6,093	$791

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

Signatures	Title	Date

/s/ M. Kenneth Oshman	Chairman of the Board and Chief	March 16, 2007
M. Kenneth Oshman	Executive Officer (Principal Executive Officer)

/s/ Oliver R. Stanfield	Executive Vice President and Chief	March 16, 2007
Oliver R. Stanfield	Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ Armas Clifford Markkula, Jr.	Vice Chairman	March 9, 2007
Armas Clifford Markkula, Jr.

/s/ Robert R. Maxfield	Director	March 8, 2007
Robert R. Maxfield

/s/ Richard M. Moley	Director	March 10, 2007
Richard M. Moley

/s/ Larry W. Sonsini	Director	March 9, 2007
Larry W. Sonsini

EXHIBIT INDEX

Exhibit No.	Description of Document
3.2*	Amended and Restated Certificate of Incorporation of Registrant.
3.3*	Amended and Restated Bylaws of Registrant.
4.1*	Form of Registrant’s Common Stock Certificate.
4.2*	Second Amended and Restated Modification Agreement dated May 15, 1997.
10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2*+	1997 Stock Plan and forms of related agreements.
10.2(a)+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature
10.2(b)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature
10.2(c)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement
10.2(d)+	Form of 1997 Stock Plan Performance Share Agreement
10.2(e)+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees
10.2(f)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees
10.2(g)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees
10.2(h)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria
10.2(i)+	Form of 1997 Stock Plan Performance Share Agreement
10.2(j)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement
10.3*+	1988 Stock Option Plan and forms of related agreements.
10.4*	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).
10.5*	Form of International Distributor Agreement.
10.6*	Form of OEM License Agreement.
10.7*	Form of Software License Agreement.
10.8*	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.
10.9*+	1998 Director Option Plan.
21.1*	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.
+ Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.