Form 10-Q
period 2007-03-31
ECHELON CORP
filed 2007-05-10
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐    No  ☒

As of April 30, 2007, 39,432,584 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions, anticipations, commitments or strategies regarding the future that are forward-looking. These statements include those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Critical Accounting Estimates,” “Results of Operations,” “Off-Balance-Sheet Arrangements and Other Critical Contractual Obligations,” “Liquidity and Capital Resources,” and “Recently Issued Accounting Standards,” and elsewhere in this report.

In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” “ forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those set forth in the section entitled “Factors That May Affect Future Results of Operations” and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,870	$37,412
Short-term investments	85,684	86,745
Accounts receivable, net	17,520	13,918
Inventories	11,075	11,359
Deferred cost of goods sold	6,432	19,060
Other current assets	2,236	2,359

Total current assets	158,817	170,853

Property and equipment, net	15,075	15,188
Goodwill	8,312	8,278
Other long-term assets	1,956	1,957

Total assets	$184,160	$196,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,420	$6,893
Accrued liabilities	8,417	4,697
Deferred revenues	15,066	26,843

Total current liabilities	29,903	38,433

LONG-TERM LIABILITIES:
Deferred rent, net of current portion	1,296	1,268

Total long-term liabilities	1,296	1,268

STOCKHOLDERS’ EQUITY:
Common stock	418	416
Additional paid-in capital	284,575	282,930
Treasury stock	(19,259)	(19,259)
Accumulated other comprehensive income	1,121	997
Accumulated deficit	(113,894)	(108,509)

Total stockholders’ equity	152,961	156,575

Total liabilities and stockholders’ equity	$184,160	$196,276

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Product	$39,077	$10,574
Service	192	171

Total revenues	39,269	10,745

COST OF REVENUES:
Cost of product (1)	28,627	4,563
Cost of service (1)	492	445

Total cost of revenues	29,119	5,008

Gross profit	10,150	5,737

OPERATING EXPENSES:
Product development (1)	7,801	6,991
Sales and marketing (1)	5,415	5,147
General and administrative (1)	3,708	3,402

Total operating expenses	16,924	15,540

Loss from operations	(6,774)	(9,803)
Interest and other income, net	1,497	1,394

Loss before provision for income taxes	(5,277)	(8,409)
Provision for income taxes	108	80

NET LOSS	$(5,385)	$(8,489)

Net loss per share:
Basic	$(0.14)	$(0.21)

Diluted	$(0.14)	$(0.21)

Shares used in computing net loss per share:
Basic	39,227	39,767

Diluted	39,227	39,767

(1)	Amounts include stock-based compensation costs as follows:

Cost of product	$127	$112
Cost of service	14	14
Product development	418	614
Sales and marketing	281	360
General and administrative	340	306

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(5,385)	$(8,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,097	1,032
Loss on disposal of fixed assets	2	—
Increase in (reduction of) allowance for doubtful accounts	7	(94)
Reduction of (increase in) accrued investment income	114	(3)
Stock-based compensation	1,180	1,406
Change in operating assets and liabilities:
Accounts receivable	(3,607)	4,945
Inventories	290	(204)
Deferred cost of goods sold	12,627	(1,078)
Other current assets	131	(649)
Accounts payable	(479)	361
Accrued liabilities	3,713	(2,872)
Deferred revenues	(11,779)	4,495
Deferred rent	28	61

Net cash used in operating activities	(2,061)	(1,089)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(31,783)	(12,842)
Proceeds from maturities and sales of available-for-sale short-term investments	32,768	22,195
Change in other long-term assets	6	17
Capital expenditures	(983)	(1,031)

Net cash provided by investing activities	8	8,339

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from exercise of stock options	845	—
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(377)	—
Repurchase of common stock under stock repurchase program	—	(977)

Net cash provided by (used in) financing activities	468	(977)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	43	84

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,542)	6,357
CASH AND CASH EQUIVALENTS:
Beginning of period	37,412	59,080

End of period	$35,870	$65,437

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$163	$81

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2006 included in its Annual Report on Form 10-K.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable, and there are no post-delivery obligations. For hardware sales, including sales to third party manufacturers, these criteria are generally met at the time of shipment. For sales to the Company’s distributor partners, these criteria are generally met at the time the distributor sells the products through to its end-use customer. For software licenses, these criteria are generally met upon shipment to the final end-user. Service revenue is recognized as the training services are performed, or ratably over the term of the support period. In the case of custom software development services, revenue is recognized when the customer accepts the software.

In accordance with AICPA Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. In these instances, the amount of revenue deferred at the time of sale is based on vendor specific objective evidence (“VSOE”) of the fair value for each undelivered element. If VSOE of fair value does not exist for each undelivered element, all revenue attributable to the multi-element arrangement is deferred until sufficient VSOE of fair value exists for each undelivered element or all elements have been delivered.

The Company currently sells a limited number of its LONWORKS® Infrastructure products that are considered multiple element arrangements under SOP 97-2. Revenue for the software license element is recognized at the time of delivery of the applicable product to the end-user. The only undelivered element at the time of sale consists of post-contract customer support (“PCS”). The VSOE for this PCS is based on prices paid by the Company’s customers for stand-alone purchases of PCS. Revenue for the PCS element is deferred and recognized ratably over the PCS service period. The costs of providing these PCS services are expensed when incurred.

In certain instances, the Company’s Networked Energy Services (“NES”) System products are sold as part of multiple element arrangements, which may include electricity meters and data concentrators (collectively, the “Hardware”); NES System software, for which a royalty is charged on a per-meter basis; PCS for the NES System software; and extended warranties for the Hardware. These arrangements may require the Company to deliver Hardware over an extended period of time. In accordance with SOP 97-2, when the multiple element arrangement includes NES System software, the Company defers the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, the Company recognizes revenues for the Hardware and NES System software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. The Company has established VSOE for the PCS on the NES System software, as well as for the warranties on its NES Hardware products. These revenues are recognized ratably over the associated service period, which generally commences upon the latter of the delivery of all software, or the customer’s acceptance of any given Hardware shipment.

The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to its distributors in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, and EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). During the first and second quarters of 2006, the Company modified its revenue recognition method for sales made to its distributor partners. Under the revised method, revenue on sales made to distributors is deferred until the distributor sells the products through to its end-use customers. The impact of these revenue recognition methodology revisions were one-time reductions in revenues of approximately $2.9 million during the quarter ended March 31, 2006.

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

Short-Term Investments

The Company classifies its investments in marketable debt securities as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of March 31, 2007, the

Company’s available-for-sale short-term investment securities had contractual maturities from four to twenty-four months and an average remaining term to maturity of eight months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of March 31, 2007, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains / (Losses)
U.S. corporate securities:
Commercial paper	$41,522	$41,527	$5
Corporate notes and bonds	19,127	19,122	(5)

	60,649	60,649	—
U.S. government securities	25,026	25,035	9

Total investments in debt and equity securities	$85,675	$85,684	$9

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months ended March 31, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Net income (Numerator):
Net loss, basic & diluted	$(5,385)	$(8,489)

Shares (Denominator):
Weighted average common shares outstanding	39,227	39,767

Shares used in basic computation	39,227	39,767
Common shares issuable upon exercise of stock options (treasury stock method)	—	—

Shares used in diluted computation	39,227	39,767

Net income (loss) per share:
Basic	$(0.14)	$(0.21)

Diluted	$(0.14)	$(0.21)

In accordance with SFAS 128, for the three months ended March 31, 2007 and 2006, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options and stock appreciation rights excluded from this calculation for the three months ended March 31, 2007 and 2006 was 9,707,886 and 8,005,244, respectively.

Impairment of Long-Lived Assets Including Goodwill

The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset’s carrying value to the future undiscounted cash flows the asset is expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. For the quarters ended March 31, 2007 and 2006, the Company has made no material adjustments to its long-lived assets.

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

SFAS 142 also requires that intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. As of March 31, 2007, the Company’s acquired intangible assets with a finite life, which consisted of purchased technology, have been fully amortized.

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

3. Stockholders’ Equity and Employee Stock Option Plans:

Preferred Stock

With the closing of the Company’s initial public offering (“IPO”) in July 1998, all of the then outstanding preferred stock automatically converted into 7,887,381 shares of common stock. Upon conversion of the outstanding preferred stock to common stock, such preferred stock was retired. As of March 31, 2007, the Company was authorized to issue 5,000,000 shares of new $0.01 par value preferred stock, of which none was outstanding as of March 31, 2007.

Common Stock

As of March 31, 2007, the Company was authorized to issue 100,000,000 shares of $0.01 par value common stock, of which 39,313,944 were outstanding.

In March and August 2004, March 2006, and February 2007, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the quarter ended March 31, 2007, the Company did not repurchase any shares under the program. As of March 31, 2007, 795,816 shares were available for repurchase. The stock repurchase program will expire in March 2008.

Comprehensive Loss

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(5,385)	$(8,489)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	83	140
Unrealized holding gains on available-for-sale securities	40	35

Comprehensive loss	$(5,262)	$(8,314)

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

1997 Stock Plan

The 1997 Stock Plan (the “1997 Plan”) is a stockholder approved plan that provides for broad-based grants to employees, including executive officers. Based on the terms of individual option grants, options granted under the 1997 Plan generally expire five years after the date of grant, although options granted from June 15, 2000 through May 5, 2003, generally have a term of ten years. Options granted under the 1997 Plan generally vest at a rate of 25% per year over four years. In addition to incentive and nonstatutory stock options, the 1997 Plan also permits the granting of stock purchase rights, stock appreciation rights, performance units, and performance shares. To date, other than stock options, the Company has granted performance shares and stock appreciation rights under the 1997 Plan. Performance shares issued by the Company generally vest in equal, annual installments over four years, although certain of these performance shares issued to management vest 100% after two years while others have additional financial based performance requirements that must be met before vesting can occur. Stock appreciation rights issued by the Company generally vest in equal, annual installments over four years.

1998 Directors Option Plan

Non-employee directors are entitled to participate in the stockholder approved 1998 Director Option Plan (the “Director Plan”). The Director Plan provides for the automatic grant of 25,000 shares of common stock (the “First Option”) to each non-employee director on the date he or she first becomes a director. Each non-employee director is also automatically granted an option to purchase 10,000 shares (a “Subsequent Option”) on the date of the Company’s Annual Stockholder Meeting, provided that he or she is re-elected to the Board or otherwise remains on the Board, and provided that on such date, he or she shall have served on the Board for at least the preceding six months. Each First Option and each Subsequent Option have a term of five years and vest immediately upon grant.

Stock Award Activity

The following table summarizes stock award activity, including stock options and performance shares, and related information for the three-month periods ended March 31, 2007 and 2006:

		Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted- Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2005	6,949,420	8,089,473	$11.24
Options granted	(8,075)	8,075	8.16
Performance shares granted	(106,017)	—	—
Options exercised	—	—	—
Options forfeited or expired	92,304	(92,304)	7.50
Performance shares forfeited or expired	4,867	—	—
Additional shares reserved	1,692,020	—	—

BALANCE AT MARCH 31, 2006	8,624,519	8,005,244	$11.28

BALANCE AT DECEMBER 31, 2006	7,961,595	8,282,680	$10.91
Options and stock appreciation rights granted	(43,825)	43,825	9.20
Performance shares granted	(117,953)	—	—
Options exercised	—	(177,426)	6.21
Options and stock appreciation rights forfeited or expired	212,883	(212,883)	10.80
Performance shares forfeited or expired	30,885	—	—
Additional shares reserved	1,664,301	—	—

BALANCE AT MARCH 31, 2007	9,707,886	7,936,196	$11.01

The total intrinsic value of options exercised during the three months ended March 31, 2007 was approximately $538,000. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The following table provides additional information for significant ranges of outstanding and exercisable stock options as of March 31, 2007:

	Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
	$6.11	1,351,543	2.79	$6.11	$5,987,335
	6.26-8.17	281,605	3.35	7.23	931,031
	8.19	906,993	3.38	8.19	2,131,434
	8.24-8.52	1,049,905	3.73	8.46	2,188,380
	8.58-10.65	353,725	4.60	9.91	224,578
	10.89	798,820	1.96	10.89	—
	11.14-12.91	1,271,002	2.36	12.39	—
	13.00-16.06	305,200	3.73	14.12	—
	16.35	812,437	4.90	16.35	—
	$16.36-$30.76	804,966	3.83	18.91	—

Outstanding		7,936,196	3.29	$11.01	$11,462,758

Vested and expected to vest		7,813,752	3.28	$11.05	$11,186,558

Exercisable		6,281,374	3.14	$11.77	$7,451,329

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $10.54 as of March 30, 2007, the last market trading day during the first quarter of 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table provides additional information regarding performance share activity for the three-month periods ended March 31, 2007 and 2006:

	Number Nonvested and Outstanding	Weighted- Average Grant Date Fair- Value
BALANCE AT DECEMBER 31, 2005	412,968	$7.82
Performance shares granted	106,017	9.00
Performance shares forfeited	(4,867)	8.19

BALANCE AT MARCH 31, 2006	514,118	$8.06

BALANCE AT DECEMBER 31, 2006	703,036	$8.20
Performance shares granted	117,953	8.89
Performance shares vested and released	(104,636)	6.78
Performance shares forfeited	(30,885)	8.47

BALANCE AT MARCH 31, 2007	685,468	$8.52

No performance shares vested during the three-month periods ended March 31, 2006. The total fair value of performance shares vested and released during the quarter ended March 31, 2007 was approximately $831,000. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

4. Stock-Based Compensation:

Valuation of Options Granted

SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, requires the use of a valuation model to calculate the fair-value of stock-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected term of the option from the date of grant to the time of exercise, risk-free interest rates, and dividend yields. The BSM option-pricing model was developed for use in estimating the fair-value of traded options having no vesting or hedging restrictions and that are fully transferable. As the Company’s employee stock options and stock appreciation rights have certain characteristics that differ significantly from traded options, and because changes in the subjective assumptions used in the BSM option-pricing model can materially affect the estimated fair-value, in management’s opinion, the Company’s estimate of fair-value for its options based on the BSM option-pricing model may not provide an accurate measure of the fair-value an independent third-party would assign in an arms-length transaction.

The weighted average calculated fair value of options and stock appreciation rights granted during the three months ended March 31, 2007 and 2006, was $3.76 and $3.61, respectively, and was determined using the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.7%	4.4%
Expected volatility	47.9%	53.7%
Expected life (in years)	3.8	3.8

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

Expense Allocation

Compensation expense for all share-based payment awards, including those granted prior to January 1, 2006, has been recognized in accordance with SFAS 123R using the accelerated multiple-option approach. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated based on historical experience. As of March 31, 2007, total compensation cost related to non-vested stock options and other equity based awards not yet recognized was $8.4 million, which is expected to be recognized over the next 19 months on a weighted-average basis.

The following table summarizes the stock-based compensation expense related to employee stock options, stock appreciation rights, and performance shares under SFAS 123R for the three months ended March 31, 2007 and 2006, which was allocated as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of sales - product	$127	$112
Cost of sales – service	14	14

Stock-based compensation expense included in cost of sales	141	126
Product development	418	614
Sales and marketing	281	360
General and administrative	340	306

Stock-based compensation expense included in operating expenses	1,039	1,280
Stock-based compensation expense related to stock options and performance shares	1,180	1,406
Tax benefit	—	—

Stock-based compensation expense related to stock options and performance shares, net of tax	$1,180	$1,406

Of the $1.2 million of compensation expense recorded for the quarter ended March 31, 2007, approximately $47,000 related to equity compensation awards granted during 2007, while the remaining $1.1 million related to equity compensation awards granted on or before December 31, 2006. Of the $1.4 million of compensation expense recorded for the quarter ended March 31, 2006, approximately $74,000 related to equity compensation awards granted during 2006, while the remaining $1.3 million related to equity compensation awards granted on or before December 31, 2005.

5. Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. For the last several years, the Company has had two customers that represented a majority of the Company’s revenues: Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers) and EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its LONWORKS® Infrastructure products in Europe. During the quarter ended March 31, 2007, significant revenues were recognized from two additional customers, Telvent Energia y Medioambiente SA (“Telvent”) and ES Elektrosandberg AB (“ES”). These customers are value added resellers (“VARs”) of the Company’s NES products. For the quarters ended March 31, 2007 and 2006, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended March 31,
	2007	2006
Telvent	54.7%	0.0%
EBV	11.8%	22.7%
ES	6.5%	0.0%
Enel	2.9%	1.9%

Total	75.9%	24.6%

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

In addition to its corporate headquarters facility, the Company also leases facilities for its sales, marketing, and product development personnel located elsewhere within the United States and in nine foreign countries throughout Europe and Asia. These operating leases are of shorter duration, generally one to five years, and in some instances are cancelable with advance notice. Lastly, the Company also leases certain equipment and, for some of its sales personnel, automobiles. These operating leases are generally less than five years in duration.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of product revenues in the Company’s consolidated statements of operations, was approximately $149,000 and $108,000 for the quarters ended March 31, 2007 and 2006, respectively.

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

Taxes

The Company conducts operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company’s operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and the Company believes that, as of March 31, 2007, it has adequately provided for such contingencies. However, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

Legal Actions

From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of March 31, 2007, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

7. Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Purchased materials	$4,665	$3,378
Work-in-process	70	107
Finished goods	6,340	7,874

	$11,075	$11,359

8. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Accrued payroll and related costs	$2,916	$2,776
Accrued taxes	1,320	1,307
Customer deposits	3,675	—
Other accrued liabilities	506	614

	$8,417	$4,697

Customer deposits of $3.7 million as of March 31, 2007 represent amounts received from one customer for products expected to be shipped during the second quarter of 2007.

9. Segment Disclosure:

In 1998, the Company adopted SFAS No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related Information. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing business performance. The Company’s chief operating decision-making group is the Executive Staff, which is comprised of the Chief Executive Officer, the Chief Operating Officer, and their direct reports. SFAS 131 also requires disclosures about products and services, geographic areas and major customers.

The Company operates in one principal industry segment: the design, manufacture, and sale of products for the controls network industry, and markets its products primarily to the building automation, industrial automation, transportation, and utility/home automation markets. The Company’s products are marketed under the LONWORKS brand name, which provides the infrastructure and support required to implement and deploy open, interoperable, control network solutions. All of the Company’s products either incorporate or operate with the Neuron® Chip and/or the LONWORKS protocol. The Company also provides a range of services to its customers that consist of technical support, training courses covering its LONWORKS network technology and products, and custom software development. In total, the Company offers a wide ranging set of products and services that together constitute the LONWORKS system. Any given customer purchases a small subset of such products and services that are appropriate for that customer’s application.

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the geographic area and excludes certain expenses that are managed outside the geographic area. Costs excluded from geographic area profit or loss consist primarily of unallocated corporate expenses, which are comprised of product development costs, corporate marketing costs, and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2007 and December 31, 2006, long-lived assets of about $22.1 million and $22.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the executive staff when making decisions about resource allocation to the geographic areas based on their performance.

In North America, the Company sells its products through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by geography for the quarters ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues from customers:
Americas	$4,255	$4,800
EMEA	31,362	3,984
APJ	3,652	1,961
Unallocated	—	—

Total	$39,269	$10,745

Gross profit:
Americas	$2,767	$2,649
EMEA	5,143	2,184
APJ	2,240	904
Unallocated	—	—

Total	$10,150	$5,737

Income/(Loss) from operations:
Americas	$1,530	$1,400
EMEA	3,584	728
APJ	1,045	(223)
Unallocated	(12,933)	(11,708)

Total	$(6,774)	$(9,803)

EBV, the primary independent distributor of the Company’s LONWORKS infrastructure products in Europe, accounted for 11.8% of total revenues for the quarter ended March 31, 2007 and 22.7% for the same period in 2006.

Products sold to Enel and its designated manufacturers accounted for $1.2 million, or 2.9% of total revenues for the quarter ended March 31, 2007, and $200,000, or 1.9% of total revenues for the same period in 2006. During the quarter ended March 31, 2007, 93.2% of the revenues shipped under the Enel program were shipped to customers in APJ, while the remaining 6.8% were shipped to customers in EMEA. During the quarter ended March 31, 2006, 100.0% of the revenues shipped under the Enel program were shipped to customers in APJ.

10. Income Taxes:

We adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, and disclosure and transition.

As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. The Company has unrecognized tax benefits of approximately $1.2 million as of January 1, 2007, all of which, if recognized, would result in a reduction of the Company’s effective tax rate.

In connection with the adoption of FIN 48, the Company will continue to include interest and penalties related to uncertain tax positions as a component of income tax, which was immaterial for the three months ended March 31, 2007. We do not believe it is reasonably possible that the Company’s unrecognized tax benefits will change significantly within the next twelve months.

The Company is subject to taxation in the US and various state and foreign jurisdictions. The tax years 1992-2006 remain open to examination by the federal and most state tax authorities due to certain net operating loss and credit carryforward positions.

The provision for income taxes for the quarters ended March 31, 2007 and 2006 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes.

11. Related Party:

During the quarter ended March 31, 2007, and the years ended December 31, 2006, 2005, and 2004, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

In June 2000, the Company entered into a stock purchase agreement with Enel. At the same time, the Company also entered into a Research and Development and Technological Cooperation Agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, the Company cooperated with Enel to integrate LONWORKS technology into Enel’s remote metering management project in Italy. For the quarters ended March 31, 2007 and 2006, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.2 million and $200,000, respectively. As of March 31, 2007, $79,000 of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers. As of March 31, 2006, there were no amounts owed the Company by Enel or its designated manufacturers.

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

12. Warranty Reserves:

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are recorded at the time of shipment. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company’s current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $288,000 as of March 31, 2007 and $224,000 as of December 31, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” “goal,” “continues,” “may,” and similar expressions. In addition, forward-looking statements include statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Factors That May Affect Future Results Of Operations” section. Our actual results may differ materially.

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

We have been investing in products for use by electricity utilities for use in management of electricity distribution. We refer to these products (and related services) as our networked energy services, or NES, offerings. We began to receive modest amounts of NES revenue in 2004, which increased to approximately $883,000 in 2005 and decreased slightly to $791,000 in 2006. During the first quarter of 2007, NES revenue increased significantly to $24.9 million. We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s Contatore Elettronico electricity meter management project in Italy. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We refer to all other revenue as LONWORKS Infrastructure, or LWI, revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

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

We have a history of losses and, although we achieved profitability in past fiscal periods, we incurred a loss for the quarter ended March 31, 2007 and expect to incur an operating loss for the full year ending December 31, 2007. This expectation is due primarily to two factors. First, as we expected in both 2005 and 2006, revenues from the Enel Project decreased significantly as compared to prior periods as the deployment phase of the Contatore Elettronico project came to an end. We expect that during 2007, Enel Project revenues attributable to the two recently signed agreements with Enel will rise only slightly from 2006 levels. While we expect our NES revenues to increase substantially during 2007, we do not currently believe they will increase rapidly enough to return us to an operating profit for the full year ending December 31, 2007.

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

There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and may materially affect the calculated fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods, and assumptions. The BSM option-pricing model was developed for use in estimating the calculated fair value of traded options that have no vesting or hedging restrictions and that are fully transferable, characteristics that are not present in our option grants.

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

Sales Returns and Allowances. We sell our products and services to OEMs, systems integrators, and our other customers directly through our sales force and indirectly through distributors located in the geographic markets that we serve. Sales to certain distributors are made under terms allowing limited rights of return. Sales to EBV, our largest distributor, accounted for 11.8% of total net revenues for the quarter ended March 31, 2007, and 22.7% for the same period in 2006. Worldwide sales to distributors, including those to EBV, accounted for approximately 17.4% of total net revenues for the quarter ended March 31, 2007, and 36.1% for the same period in 2006.

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

Our allowances for sales returns and other sales-related reserves were approximately $819,000 as of March 31, 2007, and $791,000 million as of December 31, 2006.

Allowance for Doubtful Accounts. We typically sell our products and services to customers with net 30-day payment terms. In certain instances, payment terms may extend to as much as net 90 days. For a customer whose credit-worthiness does not meet our minimum criteria, we may require partial or full payment prior to shipment. Alternatively, customers may be required to provide us with an irrevocable letter of credit prior to shipment.

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit-worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions worsened, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $250,000 as of March 31, 2007 and December 31, 2006.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $288,000 as of March 31, 2007, and $224,000 as of December 31, 2006.

Deferred Income Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on our historical net operating losses, and the uncertainty of our future operating results, we have recorded a valuation allowance that fully reserves our deferred tax assets. If we later determine that, more likely than not, some or all of the net deferred tax assets will be realized, we would then need to reverse some or all of the previously provided valuation allowance. Our deferred tax asset valuation allowance was $61.2 million as of December 31, 2006.

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

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to $8.3 million as of December 31, 2006.

When we adopted SFAS 142, Goodwill and Other Intangible Assets, in 2002, we ceased amortizing goodwill, which had a net unamortized balance of $1.7 million as of December 31, 2001. Since then, primarily as a result of acquisitions in 2002 and 2003, the net balance of goodwill has grown to $8.3 million as of March 31, 2007. We review goodwill for impairment annually during the quarter ending March 31. Our review during the quarter ended March 31, 2007 indicated no impairment. If, as a result of an annual or any other impairment review that we perform in the future, we determine that there has been an impairment of our goodwill or other intangible assets, we would be required to take an impairment charge. Such a charge could have a material adverse impact on our financial position and/or operating results.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006:

	Three Months Ended March 31,
	2007	2006
Revenues:
Product	99.5%	98.4%
Service	0.5	1.6

Total revenues	100.0	100.0
Cost of revenues:
Cost of product	72.9	42.5
Cost of service	1.3	4.1

Total cost of revenues	74.2	46.6

Gross profit	25.8	53.4

Operating expenses:
Product development	19.8	65.0
Sales and marketing	13.8	47.9
General and administrative	9.4	31.7

Total operating expenses	43.0	144.6

Loss from operations	(17.2)	(91.2)
Interest and other income, net	3.8	12.9

Loss before provision for income taxes	(13.4)	(78.3)
Provision for income taxes	0.3	0.7

Net loss	(13.7)%	(79.0)%

Revenues

Total revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Total revenues	$39,269	$10,745	$28,524	265.5%

The $28.5 million increase in total revenues for the quarter ended March 31, 2007 as compared to the same period in 2006 was primarily the result of a $24.7 million increase in NES revenues (see discussion below), a $2.9 million increase in LONWORKS Infrastructure revenues (see discussion below), and a $955,000 increase in Enel project revenues (see discussion below).

LONWORKS Infrastructure revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
LONWORKS Infrastructure revenues	$13,252	$10,379	$2,873	27.7%

Our LONWORKS Infrastructure revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. The $2.9 million increase in LONWORKS Infrastructure revenue for the quarter ended March 31, 2007 as compared to the same period in 2006 was primarily the result of a revision we made to our revenue recognition methodology for sales made to our European distributor, EBV, during the first quarter of 2006 (see discussion below). The revision resulted in a one-time decrease in our LONWORKS Infrastructure revenues during the first quarter of 2006 of approximately $2.9 million.

We believe that, as long as current worldwide economic conditions do not deteriorate, full year 2007 LONWORKS Infrastructure revenues will improve from the $49.4 million recorded in 2006. This expected improvement, however, will be subject to further fluctuations in exchange rates between the U.S. dollar and the foreign currencies in which we generate revenues, principally the Japanese Yen. If the U.S. dollar were to strengthen against these currencies, our revenues would decrease. Conversely, if the U.S. dollar were to weaken against these currencies, our revenues would increase. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in foreign currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our LONWORKS Infrastructure revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 6.1% for the quarter ended March 31, 2007 and 6.2% for the same period in 2006. We do not currently expect that, during the remainder of 2007, the amount of our LONWORKS Infrastructure revenues conducted in these or other foreign currencies will fluctuate significantly from that experienced in 2006. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our LONWORKS Infrastructure revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

NES revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
NES revenues	$24,861	$166	$24,695	14,876.5%

NES revenues generated during the quarter ended March 31, 2007 were primarily related to large scale deployments of our NES system products. NES revenues generated during the quarter ended March 31, 2006 were primarily related to the completion of system trials and, to a lesser extent, shipments of NES products.

We expect that, during 2007, shipments of our NES products will continue to increase over 2006 levels. Our ability to recognize revenue on these shipments depends on several factors, including, but not limited to, delivery to the customer of all of the software called for in any given agreement, modification of the existing shipment schedules included in the contracts that have been awarded to us thus far, and certain contractual provisions, such as customer acceptance. In addition, the complex revenue recognition rules relating to products such as our NES system will likely require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. In some instances, the reasons for these deferrals may not be fully under our control, which could result in the actual timing of revenue being significantly different than we currently anticipate.

We also expect that many foreign utilities will require us to price our NES system in the respective utility’s local currency, which will expose us to foreign currency risk. The portion of our NES revenues conducted in currencies other than the U.S. dollar, principally the Australian dollar, was about 1.2% for the quarter ended March 31, 2007. There were no NES revenues conducted in foreign currencies during the quarter ended March 31, 2006. In most cases, in the event of a significant contract award, we intend to hedge this foreign currency risk so long as we can secure forward currency contracts that are reasonably priced and that are consistent with the scheduled deliveries for that project. In addition, we will face foreign currency exposures from the time we submit our foreign currency denominated bid until the award of a contract by the utility (the “bid to award” term). This bid to award term can often exceed several months. If a utility awards us a contract that gives the utility the right to exercise options for additional supply in the future, we would also be exposed to foreign currency risk until such time as these options, if any, were exercised. We may decide that it is too expensive to hedge the foreign currency risks during the bid to award term or for any unexercised options. Any resulting adverse foreign currency fluctuations could significantly harm our revenues, results of operations, and financial condition.

Enel project revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006	2007 over 2006 $ Change	2007 over 2006% Change
Enel project revenues	$1,155	$200	$955	477.5%

In October 2006, we entered into two new agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel will purchase additional metering kit and data concentrator products from us, assuming initial acceptance tests are completed successfully. Under the software enhancement agreement, we will provide software enhancements to Enel for use in its Contatore Elettronico system. There were no revenues from either of these new agreements during 2006. The $1.2 million of Enel project revenue recognized during the quarter ended March 31, 2007 related to initial shipments under the new development and supply agreement. Both the development and supply agreement and the software enhancement agreement expire on December 31, 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances. Early in 2006, Enel asked us to provide them with spare parts for use in their system in Italy. The $200,000 of Enel project revenue recognized in the first quarter of 2006 represents our initial shipments against that request. We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

We believe that full year 2007 revenues attributable to the Enel project will increase modestly over the $7.1 million reported in 2006 and will relate primarily to products shipped to Enel and its designated manufacturers under the new development and supply agreement.

EBV revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
EBV revenues	$4,648	$2,444	$2,204	90.2%

Sales to EBV, our largest distributor and the primary independent distributor of our products in Europe, accounted for 11.8% of our total revenues for the quarter ended March 31, 2007 and 22.7% of our total revenues for the same period in 2006. The primary factor contributing to the $2.2 million increase between the two quarters was the fact that, during the first quarter of 2006, we revised our revenue recognition methodology for sales made to EBV. Under the revised methodology, revenues, as well as cost of goods sold, are deferred on items shipped to EBV that remain in EBV’s inventories at quarter-end. Revenue is then recognized on these products, along with the corresponding gross margin, when EBV sells them to its customers in future periods. This revision resulted in a one-time revenue decrease of approximately $2.9 million for the quarter ended March 31, 2006. The revision did not have an impact on cash flows from operations or require any changes to historical financial statements.

Excluding the impact of the accounting method revision, EBV’s shipments to its customers were virtually unchanged during the first quarter of 2007 as compared to the same period in 2006. We currently sell our products to EBV in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency exchange rate risks. However, EBV has the right, on notice to our company, to require that we sell our products to them in Euros.

Our contract with EBV, which has been in effect since 1997 and to date has been renewed annually thereafter, expires in December 2007. If our agreement with EBV is not renewed, or is renewed on terms that are less favorable to us, our revenues could decrease and our future financial position could be harmed.

Product revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Product revenues	$39,077	$10,574	$28,503	269.6%

The $28.5 million increase in product revenues for the quarter ended March 31, 2007 as compared to the same period in 2006 was primarily the result of a $24.6 million increase in NES product revenues, a $2.9 million increase in LONWORKS Infrastructure product revenues, and a $955,000 increase in Enel Project related revenues.

Service revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Service revenues	$192	$171	$21	12.3%

The $21,000 increase in service revenues during the quarter ended March 31, 2007 as compared to the same period in 2006 was primarily due to an increase in NES support revenues, partially offset by a reduction in LONWORKS Infrastructure customer support and training revenues. We do not currently believe that our 2007 service revenues will change substantially from prior year levels.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Gross Profit	$10,150	$5,737	$4,413	76.9%
Gross Margin	25.8%	53.4%	—	(27.6)

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

The 27.6 percentage point decrease in gross margin during the first quarter of 2007 was due primarily to the mix of revenues reported. During the quarter ended March 31, 2007, approximately 63.3% of our revenues were attributable to sales of our NES system products, and 33.8% of our revenues were attributable to sales of our LONWORKS Infrastructure products and services, while the remaining 2.9% was attributable to the Enel project. During the quarter ended March 31, 2006, approximately 96.6% of our revenues were attributable to sales of our LONWORKS Infrastructure products and services, 1.9% of our revenues were attributable to the Enel Project, and the remaining 1.5% of our revenues were generated from sales of our NES system products. In general, gross margins generated from sales of our NES system products are much lower than those generated from both sales of our LONWORKS Infrastructure products and services as well as sales made under the Enel Project. As a result, when NES revenues are higher as a percentage of overall revenues, as they were during the quarter ended March 31, 2007, overall gross margins will be lower. Conversely, when NES revenues comprise a lower percentage of overall revenues, as they were during the quarter ended March 31, 2006, overall gross margins will be higher.

Partially offsetting the decrease in gross margins during the first quarter of 2007 as compared to the same period in 2006 was the impact of higher revenues on gross margins. As discussed above, a portion of our cost of goods sold relates to indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when revenues increase, as they did in the quarter ended March 31, 2007 as compared to the same period in 2006, gross margins are favorably impacted.

We expect that, for full year 2007, overall gross margin will decrease significantly from the 58.2% experienced in 2006 due to expected significant increase in NES revenues.

Operating Expenses

Product Development

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Product Development	$7,801	$6,991	$810	11.6%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $810,000 increase in product development expenses for the quarter ended March 31, 2007 as compared to the same period in 2006 was primarily due to increases in expensed material, fees paid to third party service providers, and compensation expenses for our product development personnel.

We expect that, for full year 2007, product development expenses will increase over 2006 levels. This increase will primarily be the result of increased development efforts related to our NES system products.

Sales and Marketing

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Sales and Marketing	$5,415	$5,147	$268	5.2%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

The $268,000 increase in sales and marketing expenses for the quarter ended March 31, 2007 as compared to the same period in 2006 was primarily due to increases in travel and entertainment expenses, compensation expenses, and tradeshows and other advertising related expenses. Contributing to this increase was the impact of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen. Approximately $118,000 of the $268,000 quarter-over-quarter increase was the result of these foreign currency exchange rate fluctuations.

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

General and Administrative

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
General and Administrative	$3,708	$3,402	$306	9.0%

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $306,000 increase in general and administrative expenses during the quarter ended March 31, 2007 as compared to the same period in 2006 was primarily attributable to an increase in compensation related expenses for our executive, accounting, and administrative personnel.

We believe that, during 2007, general and administrative costs will increase modestly above 2006 levels.

Interest and Other Income, Net

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Interest and Other Income, Net	$1,497	$1,394	$103	7.4%

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. In addition, foreign exchange translation gains and losses related to short-term intercompany balances are also reflected in this amount.

Interest income increased by approximately $22,000 during the quarter ended March 31, 2007 as compared to the same period in 2006. This increase is primarily attributable to an overall improvement in the average yield on our investment portfolio, partially offset by a reduction in our average invested cash balance. In addition, a reduction in foreign exchange translation losses on our short-term intercompany balances during the first quarter of 2007 also contributed to the $103,000 improvement in interest and other income, net between the two quarters.

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

Provision for Income Taxes

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Provision for Income Taxes	$108	$80	$28	35.0%

The provision for income taxes for 2007 includes a provision for federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes. Income taxes of $108,000 for the quarter ended March 31, 2007, and $80,000 for the quarter ended March 31, 2006, primarily consist of taxes related to profitable foreign subsidiaries and various state minimum taxes.

Although we expect to generate a loss before provision for income taxes in 2007, we will be required to book income tax expense to cover, at a minimum, the foreign taxes owed on income generated by our profitable foreign subsidiaries. We currently expect our 2007 provision for income taxes will be slightly higher than the amounts provided for in 2006.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded under our cost of products revenue on our consolidated statements of operations, was approximately $149,000 during the quarter ended March 31, 2007, and $108,000 for the same period in 2006.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of March 31, 2007, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

Legal Actions. From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of March 31, 2007, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

As of March 31, 2007, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$26,287	$5,252	$9,696	$8,680	$2,659
Purchase commitments	26,542	25,641	901	—	—

Total	$52,829	$30,893	$10,597	$8,680	$2,659

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through March 31, 2007, we raised $278.9 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

In March and August 2004, March 2006, and February 2007, our board of directors approved a stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. Since inception, we have repurchased a total of 2,204,184 shares under the program at a cost of $16.1 million. As of March 31, 2007, 795,816 shares are available for repurchase. The stock repurchase program will expire in March 2008.

The following table presents selected financial information as of March 31, 2007 and for each of the last three fiscal years (dollars in thousands):

	March 31, 2007	December 31,
		2006	2005	2004
Cash, cash equivalents, and short-term investments	$121,554	$124,157	$154,480	$160,364
Trade accounts receivable, net	17,520	13,918	11,006	17,261
Working capital	128,914	132,420	157,474	173,391
Stockholders’ equity	152,961	156,575	181,308	211,062

As of March 31, 2007, we had $121.6 million in cash, cash equivalents, and short-term investments, a decrease of $2.6 million as compared to December 31, 2006. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Cash flows from operating activities. Cash flows from operating activities has historically been driven by net income (loss) levels, adjustments for non-cash charges such as depreciation, amortization, in-process research and development charges, and stock-based compensation, as well as fluctuations in operating asset and liability balances. Net cash used in operating activities was $2.1 million for the quarter ended March 31, 2007, an increase of approximately $972,000 from the same period in 2006. During the quarter ended March 31, 2007, net cash used in operating activities was primarily a result of our net loss of $5.4 million, offset by stock-based compensation expenses of $1.2 million, depreciation and amortization expense of $1.1 million, a reduction in our accrued investment income of $114,000, and changes in our operating assets and liabilities of $924,000. During the quarter ended March 31, 2006, net cash used in operating activities was primarily a result of our net loss of $8.5 million, offset by stock-based compensation expenses of $1.4 million, depreciation and amortization expense of $1.0 million, a reduction in our bad debt reserve balance of $94,000, and changes in our operating assets and liabilities of $5.1 million.

Cash flows from investing activities. Cash flows from investing activities has historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $8,000 for the quarter ended March 31, 2007, an $8.3 million decrease from the same period in 2006. During the quarter ended March 31, 2007, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $32.8 million, partially offset by purchases of available-for-sale short-term investments of $31.8 million and capital expenditures of $983,000. During the quarter ended March 31, 2006, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $22.2 million, partially offset by purchases of available-for-sale short-term investments of $12.8 million and capital expenditures of $1.0 million.

Cash flows from financing activities. Cash flows from financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs. Net cash provided by financing activities was $468,000 for the quarter ended March 31, 2007, a $1.4 million increase over the same period in 2006. During the quarter ended March 31, 2007, net cash provided by financing activities was primarily the result of proceeds of $845,000 from the exercise of stock options by our employees, partially offset by $377,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options. During the quarter ended March 31, 2006, net cash used in financing activities was attributable to open-market purchases of our common stock under our stock repurchase program.

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

RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2007, and the years ended December 31, 2006, 2005, and 2004, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

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

In June 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million (see Note 11 to our accompanying condensed consolidated financial statements for additional information on our transactions with Enel). The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. To our knowledge, Enel had not disposed of any of its 3.0 million shares.

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. As of April 30, 2007, a representative of Enel has not been appointed to our board.

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, we cooperated with Enel to integrate LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, we supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers will purchase additional electronic components and finished goods from Echelon, assuming certain initial acceptance tests are completed successfully. Under the software enhancement agreement, we will provide software enhancements to Enel for use in its Contatore Elettronico system. Both the new development and supply agreement and the software enhancement agreement expire in December 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

For the quarters ended March 31, 2007 and 2006, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.2 million and $200,000, respectively. As of March 31, 2007, $79,000 of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers. As of March 31, 2006, there were no amounts owed to us by Enel or its designated manufacturers.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS 157 is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We believe the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

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

We and our partners sell our NES system to utilities. For several reasons sales cycles with utility companies are generally extended and unpredictable. Utilities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending. In addition, in many instances, a utility may require one or more field trials of our NES system before moving to a volume deployment. There is also generally an extended development and integration effort required in order to incorporate a new technology into a utility’s existing infrastructure. A number of other factors may also need to be addressed before the utility decides to engage in a full-scale deployment of our NES system, including:

•	the time it takes for utilities to evaluate multiple competing bids, negotiate terms, and award contracts for large scale metering system deployments;

•	the deployment schedule for projects undertaken by our utility or systems integrator customers; and

•	delays in installing, operating, and evaluating the results of NES system field trials.

Once a utility decides to move forward with a large-scale deployment of our NES system, the timing of and our ability to recognize revenue on our NES system product shipments will depend on several factors. These factors, which may not be under our control, include shipment schedules that may be subject to modification, and other contractual provisions, such as customer acceptance of all or any part of the system. In addition, the complex revenue recognition rules relating to products such as our NES system may also require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. As a consequence, our ability to predict the amount of NES revenues that we may expect to recognize in any given fiscal quarter is likely to be limited. As NES revenues account for an increasing percentage of our overall revenues, investors will have increasing difficulty in projecting our financial results.

Sales of our NES system may fail to meet our financial targets.

We have invested and intend to continue to invest significant resources in the development and sales of our NES system. Our long-term financial goals include expectations for a reasonable return on these investments. However, to date the revenues generated from sales of our NES system products have yielded very little gross profit, while our NES related operating expenses have increased significantly. Additionally, gross margins on our NES system offerings are currently lower than gross margins on our other product offerings.

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

Our future success will depend significantly on our ability to timely manufacture our products cost-effectively, in sufficient volumes, and in accordance with quality standards. For most of our products requiring assembly, we rely on a limited number of contract electronic manufacturers (CEMs), principally WKK Technology, TYCO TEPC/Transpower, and Flextronics. These CEMs procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks, including reduced control over quality, costs, delivery schedules, availability of materials, components, and finished products, and manufacturing yields. In addition, CEMs can experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers.

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

We may incur penalties and/or be liable for damages with respect to sales of our NES system products.

In the event of late deliveries, late or improper installations or operations, failure to meet product specifications or other product failures, failure to achieve performance specifications, indemnities or other compliance issues, the agreements governing the sales of the NES system will expose us to penalties, damages and other liabilities. Any such liabilities would have an adverse effect on our financial condition and operating results.

Our products use components or materials that may be subject to price fluctuations, shortages, or interruptions of supply.

We may be vulnerable to price increases for products, components, or materials, such as copper and cobalt. In addition, in the past we have occasionally experienced shortages or interruptions in supply for certain of these items, including products or components that have been or will be discontinued, which caused us to delay shipments beyond targeted or announced dates. To help address these issues, we may decide to purchase quantities of these items that are in excess of our estimated requirements. As a result, we could be forced to increase our excess and obsolete inventory reserves to provide for these excess quantities, which could harm our operating results.

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

Competitors for our NES system products include the Bayard Capital group of companies, DCSI, Elster, General Electric, Iskraemeco, Itron/Actaris, Kamstrup, Sensus, and Siemens who directly or through IT integrators such as IBM or telecommunications companies such as Telenor offer metering systems that compete with our NES system offering.

For our LWI products, our competitors include some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. Key company competitors include companies such as Siemens in the building industry; Allen-Bradley (a subsidiary of Rockwell Automation), Groupe Schneider and Siemens in the industrial automation industry; Siemens in the transportation industry; and Zensys in the home control market. Key industry standard and trade group competitors include BACnet, DALI, and Konnex in the buildings industry; DeviceNet, HART, and Profibus in the industrial control market; DLMS in the utility industry; Echonet, Zigbee and the Z-Wave alliance in the home control market; and the Train Control Network (TCN) in the rail transportation market. Each of these standards and/or alliances is backed by one or more competitors. For example, the Zigbee alliance includes over 150 member companies with promoter members such as Eaton, Freescale, Motorola, Texas Instruments, STMicroelectronics, Ember, Siemens, Honeywell, Mitsubishi Electric, Samsung, Schneider Electric, Tendril, Huawei Technologies, and Philips.

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

Currently, significant portions of our LWI revenues are derived from sales to distributors, including EBV, the primary independent distributor of our products to OEMs in Europe. Historically, sales to EBV, as well as sales to our other distributor partners, have accounted for a substantial portion of our total LWI revenues. Agreements with our distributor partners are generally renewed on an annual basis. If any of these agreements are not renewed, we would be required to locate another distributor or add our own distribution capability to meet the needs of our end-use customers. Any replacement distribution channel could prove less effective than our current arrangements. In addition, if any of our distributor partners fail to dedicate sufficient resources to market and sell our products, our revenues would suffer. Furthermore, if they significantly reduce their inventory levels for our products, service levels to our end-use customers could decrease.

We face financial and operational risks associated with international operations.

We have operations located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 89.2% of our total net revenues for the quarter ended March 31, 2007, and 55.7% of our total net revenues for the same period in 2006. We expect that international sales will constitute an even more significant portion of our total net revenues as our NES revenues, which currently result predominantly from international sales, will increase significantly in 2007 as compared to 2006.

Changes in the value of currencies in which we conduct our business relative to the U.S. dollar could cause fluctuations in our reported financial results. The three primary areas where we are exposed to foreign currency fluctuations are revenues, cost of goods sold, and operating expenses.

With respect to revenues generated in foreign currencies, our historical foreign currency exposure has been related primarily to the Japanese Yen and has not been material to our consolidated results of operations. However, in the future, we expect that some foreign utilities may require us to price our NES system in the utility’s local currency, which will increase our exposure to foreign currency risk. In addition, we have agreed with EBV, our European distributor, that upon notice from EBV, we will sell our products to EBV in European Euros rather than U.S. dollars. If EBV were to exercise this right, our revenue exposure to foreign currency fluctuations would increase.

For our cost of goods sold, the majority of our products are assembled by CEMs in China, and to a lesser extent, in the European Union, although our transactions with these vendors have historically been denominated in U.S. dollars. These vendors may require us to pay in their local currency, or demand a U.S. dollar price adjustment or other payment to address a change in exchange rates, which would increase our cost to procure our products. This is particularly a risk in China, where any future revaluations of the Chinese currency against the U.S. dollar could result in significant cost increases.

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

The sales cycle between initial LWI customer contact and execution of a contract or license agreement with a customer or purchase of our products, can vary widely. Initially, we must educate our customers about the potential applications of and cost savings associated with our products. If we are successful in this effort, OEMs typically conduct extensive and lengthy product evaluations before making a decision to design our products into their offerings. Once the OEM decides to incorporate our products, volume purchases of our products are generally delayed until the OEM’s product development, system integration, and product introduction periods have been completed. In addition, changes in our customer’s budgets, or the priority they assign to control network development, could also affect the sales cycle.

We generally have little or no control over these factors, any of which could prevent or substantially delay our ability to complete a transaction and could adversely affect the timing of our revenues and results of operations.

If we sell our NES system products directly to a utility, we will face additional risks.

If we sell our NES system products to a utility directly, we may be required to assume responsibility for installing the NES system in the utility’s territory, integrating the NES system into the utility’s operating and billing system, overseeing management of the combined system, and undertaking other activities. To date, we do not have any significant experience with providing these types of services. As a result, if we sold directly to a utility, it may be necessary for us to contract with third parties to satisfy these obligations. We cannot assure you that we would find appropriate third parties to provide these services on reasonable terms, or at all. Assuming responsibility for these or other services would add to the costs and risks associated with NES system installations, and could also negatively affect the timing of our revenues and cash flows related to these transactions.

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

•

the complex revenue recognition rules relating to products such as our NES system could require us to defer some or all of the revenue associated with NES product shipments until certain conditions, such as acceptance criteria, are met in a future period;

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

•	recording of expense relating to equity compensation as required under Statement of Financial Accounting Standard (SFAS) 123R, Share-Based Payment, will decrease our earnings;

•	we may incur costs associated with any future business acquisitions; and

•

results of impairment tests for goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets, with respect to goodwill and other identified intangible assets that we acquired in the past or that we may acquire in the future may negatively affect our earnings and financial condition.

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

In addition, many of our competitors are dedicated to promoting closed or proprietary systems, technologies, software and network protocols or product standards that differ from or are incompatible with ours. We also face strong competition from large trade associations that promote alternative technologies and standards for particular vertical applications or for use in specific countries. These include BACnet, DALI, and KNX in the buildings market; DeviceNet, HART, and ProfiBus in the industrial controls market; TCN in the rail transportation market, DLMS in the metering market, and Echonet, Zigbee, and Z-Wave in the home control market.

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

We may be contractually obligated to indemnify our customers or other third parties that use our products in the event our products are alleged to infringe a third party’s intellectual property rights. From time to time, we may also receive notice that a third party believes that our products may be infringing patents or other intellectual property rights of that third party. Responding to those claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources, and cause us to incur significant expenses.

As the result of such a claim, we may elect or be required to redesign our products, some of our product offerings could be delayed, or we could be required to cease distributing some of our products. In the alternative, we could seek a license to the third party’s intellectual property. Even if our products do not infringe, we may elect to take a license or settle to avoid incurring litigation costs. However, it is possible that we would not be able to obtain such a license or settle on reasonable terms, or at all.

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

As of April 30, 2007, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 36.0% of our outstanding stock.

When we sold 3.0 million newly issued shares of our common stock to Enel on September 11, 2000, we granted Enel the right to nominate a director to our board of directors, although a representative of Enel does not currently sit on our board. In connection with the stock sale, our directors and our Chief Financial Officer agreed to enter into a voting agreement with Enel in which each of them agreed to vote in favor of Enel’s nominee to our board of directors. In addition, Enel agreed to vote for our board’s recommendations for the election of directors, approval of accountants, approval of Echelon’s equity compensation plans, and certain other matters. As a result, our directors and executive officers, together with certain entities affiliated with them, may be able to control substantially all matters requiring approval by our stockholders, including the election of all directors and approval of certain other corporate matters.

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

We have not experienced any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2006.

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments to hedge these exposures.

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at March 31, 2007 and March 31, 2006, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at March 31, 2007, and March 31, 2006, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

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

Conclusions Regarding Disclosure Controls and Procedures and Internal Controls Over Financial Reporting

Our CEO and our CFO have reviewed our disclosure controls and procedures and our internal controls over financial reporting in order to both evaluate their effectiveness and to ensure they have been designed to provide reasonable assurance of achieving their objectives, which is to make sure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, they have concluded that as of March 31, 2007, our disclosure controls and procedures and our internal controls over financial reporting are effective at this reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2006 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March and August 2004, our board of directors approved a stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock in the open market, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. The board of directors extended the term of the stock repurchase program in March 2006 and again in February 2007. Since inception, we have repurchased a total of 2,204,184 shares under the program at a cost of $16.1 million. As of March 31, 2007, 795,816 shares are available for repurchase. The stock repurchase program will expire in March 2008. The following table provides information about the repurchase of our common stock during the quarter ended March 31, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-January 31	42,708	$7.94	—	795,816
February 1-February 28	20,491	$8.63	—	795,816
March 1-March 31 31	11,682	$9.57	—	795,816

Total	74,881	$8.38	—	795,816

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: May 10, 2007	By:	/s/ Oliver R. Stanfield
Oliver R. Stanfield, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.