Form 10-Q
period 2007-06-30
ECHELON CORP
filed 2007-08-09
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐    No  ☒

As of July 31, 2007, 39,779,015 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,577	$37,412
Short-term investments	79,887	86,745
Accounts receivable, net	18,161	13,918
Inventories	9,466	11,359
Deferred cost of goods sold	7,370	19,060
Other current assets	2,342	2,359

Total current assets	154,803	170,853

Property and equipment, net	16,415	15,188
Goodwill	8,340	8,278
Other long-term assets	1,916	1,957

TOTAL ASSETS	$181,474	$196,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,122	$6,893
Accrued liabilities	5,421	4,697
Deferred revenues	16,518	26,843

Total current liabilities	29,061	38,433

LONG-TERM LIABILITIES:
Deferred rent	1,320	1,268

Total long-term liabilities	1,320	1,268

STOCKHOLDERS’ EQUITY:
Common stock	421	416
Additional paid-in capital	287,833	282,930
Treasury stock	(19,259)	(19,259)
Accumulated other comprehensive income	1,118	997
Accumulated deficit	(119,020)	(108,509)

Total stockholders’ equity	151,093	156,575

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$181,474	$196,276

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Product	$26,437	$19,209	$65,514	$29,783
Service	259	165	451	336

Total revenues	26,696	19,374	65,965	30,119

COST OF REVENUES:
Cost of product (1)	15,315	7,303	43,942	11,866
Cost of service (1)	514	452	1,006	897

Total cost of revenues	15,829	7,755	44,948	12,763

GROSS PROFIT	10,867	11,619	21,017	17,356

OPERATING EXPENSES:
Product development (1)	8,130	7,163	15,931	14,154
Sales and marketing (1)	4,953	5,089	10,368	10,236
General and administrative (1)	4,291	3,798	7,999	7,200

Total operating expenses	17,374	16,050	34,298	31,590

LOSS FROM OPERATIONS	(6,507)	(4,431)	(13,281)	(14,234)
INTEREST AND OTHER INCOME, NET	1,488	1,404	2,985	2,798

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,019)	(3,027)	(10,296)	(11,436)
INCOME TAX EXPENSE	107	80	215	160

NET LOSS	$(5,126)	$(3,107)	$(10,511)	$(11,596)

NET LOSS PER SHARE:
Basic	$(0.13)	$(0.08)	$(0.27)	$(0.29)

Diluted	$(0.13)	$(0.08)	$(0.27)	$(0.29)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic	39,508	39,615	39,368	39,691

Diluted	39,508	39,615	39,368	39,691

(1) Amounts include stock-based compensation costs as follows:
Cost of product	$133	$103	$260	$215
Cost of service	9	12	23	26
Product development	435	484	853	1,098
Sales and marketing	283	302	564	662
General and administrative	545	408	885	714

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(10,511)	$(11,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,226	2,167
Loss on disposal of fixed assets	4	—
Reduction of allowance for doubtful accounts	(57)	(35)
Increase in accrued investment income	(245)	(286)
Stock-based compensation	2,585	2,715
Change in operating assets and liabilities:
Accounts receivable	(4,198)	(5,748)
Inventories	1,879	(1,220)
Deferred cost of goods sold	11,690	(4,956)
Other current assets	26	(432)
Accounts payable	(102)	2,752
Accrued liabilities	697	(2,503)
Deferred revenues	(10,320)	10,481
Deferred rent	75	106

Net cash used in operating activities	(6,251)	(8,555)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(55,077)	(34,470)
Proceeds from maturities and sales of available-for-sale short-term investments	62,176	37,407
Change in other long-term assets	43	22
Capital expenditures	(3,132)	(2,912)

Net cash provided by investing activities	4,010	47

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,165	191
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(842)	—
Repurchase of common stock under stock repurchase program	—	(2,545)

Net cash provided by (used in) financing activities	2,323	(2,354)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	83	348

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	165	(10,514)
CASH AND CASH EQUIVALENTS:
Beginning of period	37,412	59,080

End of period	$37,577	$48,566

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$194	$44

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

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

The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to its distributors in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, and EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). During the first and second quarters of 2006, the Company modified its revenue recognition method for sales made to its distributor partners. Under the revised method, revenue on sales made to distributors is deferred until the distributor sells the products through to its end-use customers. The impact of these revenue recognition methodology revisions were one-time reductions in revenues of approximately $1.0 million during the quarter ended June 30, 2006, and $3.9 million during the six month period ended June 30, 2006.

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

Recent Accounting Pronouncements

With the exception of the Financial Accounting Standards Board ( “FASB”) statement described below, there have been no significant changes in recent accounting pronouncements during the three and six months ended June 30, 2007, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2006.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in its fiscal year ending December 31, 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

2.	Short-Term Investments

As of June 30, 2007, the Company’s available-for-sale securities had contractual maturities from six to twenty-four months and an average remaining term to maturity of eight months. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those instruments. As of June 30, 2007, the amortized cost basis, aggregate fair value, and gross unrealized holding losses by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Losses
U.S. corporate securities:
Commercial paper	$30,810	$30,809	$(1)
Corporate notes and bonds	29,743	29,718	(25)

	60,553	60,527	(26)
Foreign corporate notes and bonds	517	517	—
U.S. government securities	18,851	18,843	(8)

Total investments in debt and equity securities	$79,921	$79,887	$(34)

3.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months and six months ended June 30, 2007 and June 30, 2006 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss (Numerator):
Net loss, basic & diluted	$(5,126)	$(3,107)	$(10,511)	$(11,596)

Shares (Denominator):
Weighted average common shares outstanding	39,508	39,615	39,368	39,691

Shares used in basic computation	39,508	39,615	39,368	39,691
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—

Shares used in diluted computation	39,508	39,615	39,368	39,691

Net loss per share:
Basic	$(0.13)	$(0.08)	$(0.27)	$(0.29)

Diluted	$(0.13)	$(0.08)	$(0.27)	$(0.29)

For the three and six months ended June 30, 2007 and 2006, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options and stock appreciation rights excluded from this calculation for the three and six months ended June 30, 2007 was 7,501,664. The number of stock options excluded from this calculation for the three and six months ended June 30, 2006 was 7,608,798.

4.	Stockholders’ Equity and Employee Stock Option Plans

Common Stock

In March and August 2004, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the three and six months ended June 30, 2007, the Company did not repurchase any shares under the program. As of June 30, 2007, 795,816 shares were available for repurchase. The stock repurchase program will expire in March 2008.

Comprehensive Loss

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(5,126)	$(3,107)	$(10,511)	$(11,596)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	41	388	124	528
Unrealized holding gain/(loss) on available-for-sale securities	(43)	15	(3)	50

Comprehensive loss	$(5,128)	$(2,704)	$(10,390)	$(11,018)

Stock Award Activity

The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was approximately $3.5 million and $4.1 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The total fair value of performance shares vested and released during the three and six months ended June 30, 2007 was approximately $8,000 and $839,000, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

5.	Significant Customers

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. The Company currently has four customers that accounted for a majority of its revenues: EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its LONWORKS® Infrastructure products in Europe, Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers), and Telvent Energia y Medioambiente SA (“Telvent”) and ES Elektrosandberg AB (“ES”), value added resellers of the Company’s NES products. For the three and six months ended June 30, 2007 and 2006, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Telvent	15.9%	—	39.0%	—
EBV	16.3%	22.0%	13.7%	22.3%
ES	18.7%	—	11.5%	0.2%
Enel	14.4%	35.4%	7.6%	23.4%

Total	65.3%	57.4%	71.8%	45.9%

The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2007. Please refer to Note 11, Related Party, for additional information regarding the Company’s agreement with Enel.

6.	Commitments and Contingencies

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of product revenues in our condensed statements of income, was approximately $150,000 during the quarter ended June 30, 2007, and $102,000 for the same period in 2006. Royalty expense was approximately $299,000 for the six months ended June 30, 2007, and $211,000 for the same period in 2006.

The Company will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of its products. The Company is currently unable to estimate the maximum amount of these future royalties. However, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Warranties

The Company typically sells its products with a limited warranty against defects in manufacture or performance. When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are recorded at the time of shipment. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company’s current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $270,000 as of June 30, 2007 and $224,000 as of December 31, 2006.

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

Taxes

The Company conducts operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company’s operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with accounting principles generally accepted in the United States of America, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and the Company believes that, as of June 30, 2007, it has adequately provided for such contingencies. However, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

Legal Actions

From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of June 30, 2007, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

7.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Purchased materials	$3,144	$3,378
Work-in-process	141	107
Finished goods	6,181	7,874

	$9,466	$11,359

8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Accrued payroll and related costs	$3,016	$2,776
Accrued taxes	1,366	1,307
Other accrued liabilities	1,039	614

	$5,421	$4,697

9.	Segment Disclosure

The Company operates in one principal industry segment: the design, manufacture, and sale of control networking infrastructure products; and markets its products primarily to the building automation, industrial automation, transportation, utility, and home automation markets. The Company’s products provide the infrastructure and support required to implement and deploy open and interoperable control networks, enabling everyday devices – such as air conditioners, appliances, electricity meters, light switches, thermostats, and valves – to be made smart and inter-connected. The Company also provides a range of services to its customers that consist of technical support, training courses covering its networking technology and products, and custom software development.

In total, the Company offers a wide ranging set of control networking infrastructure products and services. Any given customer may purchase a subset of such products and services that are appropriate for that customer’s application. For example, a utility might use the Company’s Networked Energy Services products to more efficiently manage its distribution grid, while another customer who installs building controls might use the Company’s LONWORKS Infrastructure transceivers and internet servers to enable the monitoring and management of building occupancy and energy consumption.

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the geographic area and excludes certain expenses that are managed outside the geographic area. Costs excluded from geographic area profit or loss consist primarily of unallocated corporate expenses, which are comprised of product development costs, corporate marketing costs, and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2007 and December 31, 2006, long-lived assets of approximately $23.4 million and $22.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the executive staff when making decisions about resource allocation to the geographic areas based on their performance.

The Company typically sells its products through a direct sales organization and select third-party electronics representatives in North America. Outside North America, the Company typically sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by geography for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues from customers:
Americas	$4,996	$4,695	$9,251	$9,495
EMEA	15,738	13,595	47,100	17,579
APJ	5,962	1,084	9,614	3,045

Total	$26,696	$19,374	$65,965	$30,119

Gross profit:
Americas	$3,436	$3,092	$6,203	$5,741
EMEA	3,917	7,771	9,060	9,955
APJ	3,514	756	5,754	1,660

Total	$10,867	$11,619	$21,017	$17,356

Income (loss) from operations:
Americas	$2,399	$1,908	$3,929	$3,308
EMEA	2,459	6,359	6,043	7,087
APJ	2,431	(266)	3,476	(489)
Unallocated	(13,796)	(12,432)	(26,729)	(24,140)

Total	$(6,507)	$(4,431)	$(13,281)	$(14,234)

Products sold to Enel and its designated manufacturers (see discussion of Enel below in Note 11- Related Party) accounted for approximately $3.8 million, or 14.4% of total revenues for the quarter ended June 30, 2007, and $6.9 million, or 35.4% for the same period in 2006; and $5.0 million, or 7.6% of total revenues for the six months ended June 30, 2007, and $7.1 million, or 23.4% for the same period in 2006. For the quarter ended June 30, 2007, 95.9% of the revenues under the Enel program were derived from products shipped to customers in APJ, while the remaining 4.1% from customers in EMEA. For the six months ended June 30, 2007, 95.3% of the revenues derived from products shipped under the Enel program were from customers in APJ and the remaining 4.7% from customers in EMEA.

10.	Income Taxes

We adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, and disclosure and transition.

As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. The Company had unrecognized tax benefits of approximately $1.2 million as of January 1, 2007, all of which, if recognized, would result in a reduction of the Company’s effective tax rate. There have been no significant changes to the Company’s unrecognized tax benefits since January 1, 2007.

In connection with the adoption of FIN 48, the Company will continue to include interest and penalties related to uncertain tax positions as a component of income tax, which was immaterial for the three and six months ended June 30, 2007. We do not believe it is reasonably possible that the Company’s unrecognized tax benefits will change significantly within the next twelve months.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The tax years 1992-2006 remain open to examination by the federal and most state tax authorities due to certain net operating loss and credit carryforward positions.

The provision for income taxes for the quarters and six month periods ended June 30, 2007 and 2006 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes.

11.	Related Party

The law firm of Wilson Sonsini Goodrich & Rosati, P.C. acts as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

In June 2000, the Company entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock. At the same time, the Company also entered into a Research and Development and Technological Cooperation Agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, the Company cooperated with Enel to integrate LONWORKS technology into Enel’s remote metering management project in Italy. Revenues associated with sales made to Enel and its designated manufacturers for the quarter and six month periods ended June 30, 2007 and 2006 are discussed above in Note 9 – Segment Disclosure. As of June 30, 2007 and June 30, 2006, $158,000 and $6.8 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

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

We have been investing in products for use by electricity utilities in management of electricity distribution. We refer to these products (and related services) as our networked energy services, or NES, offerings. We began to receive modest amounts of NES revenue in 2004, which increased to approximately $883,000 in 2005 and decreased slightly to $791,000 in 2006. During the first six months of 2007, NES revenue increased significantly to $34.3 million. We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s Contatore Elettronico electricity meter management project in Italy. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We refer to all other revenue as LONWORKS Infrastructure, or LWI, revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

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

We have a history of losses and, we incurred a loss for the quarter and six months ended June 30, 2007 and expect to incur an operating loss for the full year ending December 31, 2007. This expectation is due primarily to two factors. First, as we expected in both 2005 and 2006, revenues from the Enel Project decreased significantly as compared to prior periods as the deployment phase of the Contatore Elettronico project came to an end. We expect that during 2007, Enel Project revenues attributable to the two recently signed agreements with Enel will rise only slightly from 2006 levels. While we expect our NES revenues to increase substantially during 2007, we do not currently believe they will increase rapidly enough to return us to an operating profit for the full year ending December 31, 2007.

The second factor contributing to our expectation for losses in 2007 relates to the fact that, effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation as required under SFAS 123R. For the year ended December 31, 2006, the adoption of this new accounting standard resulted in an increase in equity compensation expenses of approximately $4.3 million as compared to the same period in 2005. We expect equity compensation expense in 2007 will be higher than that charged in 2006.

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

Sales Returns and Allowances. We sell our products and services to OEMs, systems integrators, and our other customers directly through our sales force and indirectly through distributors located in the geographic markets that we serve. Sales to certain distributors are made under terms allowing limited rights of return. Sales to EBV, our largest distributor, accounted for 16.3% of total net revenues for the quarter ended June 30, 2007, and 22.0% for the same period in 2006; and 13.7% of total revenues for the six months ended June 30, 2007 and 22.3% for the same period in 2006. Worldwide sales to distributors, including those to EBV, accounted for approximately 24.1% of total net revenues for the quarter ended June 30, 2007, and 25.5% for the same period in 2006, and 20.1% of total net revenues for the six months ended June 30, 2007 and 29.2% for the same period in 2006.

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

Our allowances for sales returns and other sales-related reserves were approximately $881,000 as of June 30, 2007, and $791,000 as of December 31, 2006.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit-worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions were to worsen, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $185,000 as of June 30, 2007, and $250,000 as of December 31, 2006.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $270,000 as of June 30, 2007, and $224,000 as of December 31, 2006.

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

Valuation of Goodwill. We assess the impairment of goodwill on an annual basis during the quarter ending March 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant changes in the composition of the intangible assets acquired.

Our review during the quarter ended March 31, 2007 indicated no impairment. If, as a result of an annual or any other impairment review that we perform in the future, we determine that there has been an impairment of our goodwill, we would be required to take an impairment charge. Such a charge could have a material adverse impact on our financial position and/or operating results.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three and six month ended June 30, 2007 and June 30, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product	99.0%	99.1%	99.3%	98.9%
Service	1.0	0.9	0.7	1.1

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	57.4	37.7	66.6	39.4
Cost of service	1.9	2.3	1.5	3.0

Total cost of revenues	59.3	40.0	68.1	42.4

Gross profit	40.7	60.0	31.9	57.6

Operating expenses:
Product development	30.5	37.0	24.2	47.0
Sales and marketing	18.5	26.2	15.7	34.0
General and administrative	16.1	19.6	12.1	23.9

Total operating expenses	65.1	82.8	52.0	104.9

Loss from operations	(24.4)	(22.8)	(20.1)	(47.3)
Interest and other income, net	5.6	7.2	4.5	9.3

Loss before provision for income taxes	(18.8)	(15.6)	(15.6)	(38.0)
Income tax expense	0.4	0.4	0.3	0.5

Net loss	(19.2%)	(16.0%)	(15.9%)	(38.5%)

Revenues

Total Revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
Total Revenues	$26,696	$19,374	$7,322	37.8%

	Six Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
Total Revenues	$65,965	$30,119	$35,846	119.0%

The $7.3 million increase in total revenues for the quarter ended June 30, 2007 as compared to the same period in 2006 was primarily the result of a $9.1 million increase in NES revenues and a $1.3 million increase in LONWORKS Infrastructure revenues, partially offset by a $3.0 million decrease in Enel Project revenues. The $35.8 million increase in total revenues for the six months ended June 30, 2007 as compared to the same period in 2006 was primarily the result of a $33.8 million increase in NES revenues and a $4.1 million increase in LONWORKS Infrastructure revenues, partially offset by a $2.1 million decrease in Enel Project revenues.

NES revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
NES revenues	$9,411	$323	$9,088	2,813.6%

	Six Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
NES revenues	$34,272	$488	$33,784	6,923.0%

NES revenues generated during the three and six months ended June 30, 2007 were primarily related to large scale deployments of our NES system products. NES revenues generated during the quarter and six months ended June 30, 2006 were primarily related to the completion of system trials and, to a lesser extent, shipments of NES products.

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

We also expect that some foreign utilities will require us to price our NES system in the respective utility’s local currency, which will expose us to foreign currency risk. For the six months ended June 30, 2007, the portion of our NES revenues conducted in currencies other than the U.S. dollar, principally the Australian dollar, was about $300,000, or 0.9%. There were no NES revenues conducted in foreign currencies during the six months ended June 30, 2006. In most cases, in the event of a significant contract award, we intend to hedge this foreign currency risk so long as we can secure forward currency contracts that are reasonably priced and that are consistent with the scheduled deliveries for that project. In addition, we will face foreign currency exposures from the time we submit our foreign currency denominated bid until the award of a contract by the utility (the “bid to award” term). This bid to award term can often exceed several months. If a utility awards us a contract that gives the utility the right to exercise options for additional supply in the future, we would also be exposed to foreign currency risk until such time as these options, if any, were exercised. We may decide that it is too expensive to hedge the foreign currency risks during the bid to award term or for any unexercised options. Any resulting adverse foreign currency fluctuations could significantly harm our revenues, results of operations, and financial condition.

LONWORKS Infrastructure revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
LONWORKS Infrastructure Revenues	$13,453	$12,201	$1,252	10.3%

	Six Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
LONWORKS Infrastructure Revenues	$26,705	$22,581	$4,124	18.3%

Our LONWORKS Infrastructure revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. Both the $1.3 million increase in LONWORKS Infrastructure revenues for the quarter ended June 30, 2007 as compared to the same period in 2006, and the $4.1 million increase for the six months ended June 30, 2007 as compared to the same period in 2006, were primarily attributable to the one-time effect of revisions we made in 2006 to our revenue recognition methodology for sales made to our distributor partners. During the first quarter of 2006, we modified our revenue recognition method for sales made to our European distributor, EBV (see EBV revenue discussion below). Under the revised method, revenue on sales made to EBV is deferred until EBV sells the products through to its end use customers. During the second quarter of 2006, we completed a similar revision to our revenue recognition methodology for sales made to our Asian distributor partners. This revision was necessary as, during the quarter, we modified our agreements with our Asian distributor partners. These contractual modifications, which allow the distributors to return certain of their excess inventory, were made to address changing business conditions in our Asian markets and to expand our customer base there. The revenue recognition methodology revisions for EBV and our Asian distributors resulted in one-time reductions in revenue of approximately $1.0 million during the second quarter of 2006, and $3.9 million during the six months ended June 30, 2006.

Excluding the impact of these revenue recognition revisions, LONWORKS Infrastructure revenues increased by approximately $252,000 during the quarter ended June 30, 2007 as compared to the same period in 2006, and by approximately $224,000 for the six months ended June 30, 2007 as compared to the same period in 2006. We believe these increases are due, at least in part, to our customer’s utilization of our products in new applications, such as energy management and street lighting controls.

Also impacting the fluctuations in LONWORKS Infrastructure revenues between the two quarters ended June 30, 2007 and 2006, and the two six month periods ended June 30, 2007 and 2006, were the unfavorable impacts of exchange rates on sales made in foreign currencies, principally the Japanese Yen. These exchange rate fluctuations resulted in a $37,000 decrease in LONWORKS Infrastructure revenues between the two quarterly periods, and a $45,000 decrease between the two six month periods.

We believe that, as long as current worldwide economic conditions do not deteriorate, full year 2007 LONWORKS Infrastructure revenues will improve from the $49.4 million recorded in 2006. This expected improvement, however, will be subject to further fluctuations in exchange rates between the U.S. dollar and the foreign currencies in which we generate revenues, principally the Japanese Yen. If the U.S. dollar were to strengthen against these currencies, our revenues would decrease. Conversely, if the U.S. dollar were to weaken against these currencies, our revenues would increase. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in foreign currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our LONWORKS Infrastructure revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 6.3% for both the six months ended June 30, 2007 and the six months ended June 30, 2006. We do not currently expect that, during the remainder of 2007, the amount of our LONWORKS Infrastructure revenues conducted in these or other foreign currencies will fluctuate significantly from that experienced in 2006. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our LONWORKS Infrastructure revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel Project revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
Enel Project Revenues	$3,833	$6,850	$(3,017)	(44.0%)

	Six Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
Enel Project Revenues	$4,988	$7,050	$(2,062)	(29.2%)

In October 2006, we entered into two new agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel will purchase additional metering kit and data concentrator products from us. Under the software enhancement agreement, we will provide software enhancements to Enel for use in its Contatore Elettronico system. There were no revenues from either of these new agreements during 2006. The $3.8 million and $5.0 million of Enel project revenue recognized during the quarter and six months ended June 30, 2007, respectively, related to initial shipments under the new development and supply agreement. Both the development and supply agreement and the software enhancement agreement expire on December 31, 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

Early in 2006, Enel asked us to provide them with spare parts for use in their system in Italy. The $6.9 million and $7.1 million of Enel project revenue recognized during the quarter and six months ended June 30, 2006, respectively, represent shipments we made against that request. We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

We believe that full year 2007 revenues attributable to the Enel project will increase over the $7.1 million reported in 2006 and will relate primarily to products shipped to Enel and its designated manufacturers under the new development and supply agreement.

EBV revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
EBV Revenues	$4,360	$4,266	$94	2.2%

	Six Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
EBV Revenues	$9,008	$6,710	$2,298	34.2%

Sales to EBV, our largest distributor and the sole independent distributor of our products in Europe, accounted for 16.3% of our total revenues for the quarter ended June 30, 2007 and 22.0% of our total revenues for the same period in 2006; and 13.7% of our total revenues for the six months ended June 30, 2007 and 22.3% for the same period in 2006. While EBV revenues increased by only 2.2% during the quarter ended June 30, 2007 as compared to the same period in 2006, they increased substantially during the six months ended June 30, 2007 as compared to the same period in 2006. The primary factor contributing to the $2.3 million increase between the six month periods was the fact that, during the first quarter of 2006, we revised our revenue recognition methodology for sales made to EBV. Under the revised methodology, revenues, as well as cost of goods sold, are deferred on items shipped to EBV that remain in EBV’s inventories at quarter-end. Revenue is then recognized on these products, along with the corresponding gross margin, when EBV sells them to its customers in future periods. This revision resulted in a one-time revenue decrease of approximately $2.9 million for the quarter ended March 31, 2006. The revision did not have an impact on cash flows from operations or require any changes to historical financial statements.

Excluding the impact of the accounting method revision, EBV’s shipments to its customers decreased by approximately $600,000 during the first half of 2007 as compared to the same period in 2006. We believe this decrease is the result of the Restriction of Hazardous Substances, or RoHS, regulations, which became effective in the European Union July 1, 2006. Under these new rules, manufacturers such as Echelon were required to eliminate certain hazardous substances (e.g., lead, cadmium, mercury, etc.) from the products they sell into the region. We believe that many of EBV’s customers increased their purchases of our non-RoHS compliant products during the first half of 2006, prior to effective date of the new regulations. This resulted in a high level of EBV revenue during the first half of 2006.

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

Product revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
Product Revenues	$26,437	$19,209	$7,228	37.6%

	Six Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
Product Revenues	$65,514	$29,783	$35,731	120.0%

The $7.2 million increase in product revenues for the quarter ended June 30, 2007 as compared to the same period in 2006 was primarily the result of a $9.0 million increase in NES product revenues and a $1.2 million increase in LONWORKS Infrastructure product revenues, partially offset by a $3.0 million decrease in Enel Project revenues. The $35.7 million increase in product revenues for the six months ended June 30, 2007 as compared to the same period in 2006 was primarily the result of a $33.6 million increase in NES product revenues and a $4.2 million increase in LONWORKS Infrastructure product revenues, partially offset by a $2.1 million decrease in Enel Project revenues.

Service revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
Service Revenues	$259	$165	$94	57.0%

	Six Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
Service Revenues	$451	$336	$115	34.2%

The $94,000 increase in service revenues during the quarter ended June 30, 2007 as compared to the same period in 2006, and the $115,000 increase during the six months ended June 30, 2007 as compared to the same period in 2006, were primarily due to an increase in NES support revenues, partially offset by a reduction in our LONWORKS Infrastructure customer support and training revenues. Primarily due to the increase in NES service revenues associated with our large scale deployment projects, we currently expect that our full year 2007 service revenues will increase modestly from the $761,000 recorded in 2006.

Gross Profit and Gross Margin

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
Gross Profit	$10,867	$11,619	$(752)	(6.5%)
Gross Margin	40.7%	60.0%	—	(19.3)

	Six Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
Gross Profit	$21,017	$17,356	$3,661	21.1%
Gross Margin	31.9%	57.6%	—	(25.7)

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

Both the 19.3 percentage point decrease in gross margin during the second quarter of 2007, as well as the 25.7 percentage point decrease during the first six months of 2007, were due primarily to the mix of revenues reported. In each case, the proportion of our revenues attributable to sales of our NES system products increased significantly as compared to the same periods in 2006. In general, gross margins generated from sales of our NES system products are much lower than those generated from both sales of our LONWORKS Infrastructure products and services as well as sales made under the Enel Project. As a result, when NES revenues are higher as a percentage of overall revenues, as they were during the quarter and six months ended June 30, 2007, overall gross margins will be lower. Conversely, when NES revenues comprise a lower percentage of overall revenues, as they were during the quarter and six months ended June 30, 2006, overall gross margins will be higher.

Partially offsetting the decrease in gross margins during the three and six months ended June 30, 2007 as compared to the same periods in 2006 were the impacts of higher revenues. As discussed above, a portion of our cost of goods sold relates to indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when revenues increase, as they did in the quarter and six months ended June 30, 2007 as compared to the same periods in 2006, gross margins are favorably impacted.

We expect that, for full year 2007, overall gross margin will decrease significantly from the 58.2% experienced in 2006 due to the significant increase we expect in NES revenues.

Operating Expenses

Product Development

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
Product Development	$8,130	$7,163	$967	13.5%

	Six Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
Product Development	$15,931	$14,154	$1,777	12.6%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, equipment and supplies, fees paid to third party consultants, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $967,000 and $1.8 million increases in product development expenses for the quarter and six month periods ended June 30, 2007 as compared to the same periods in 2006 were primarily due to increases in compensation expenses for our product development personnel, fees paid to third party service providers, and equipment and supplies used in the development process.

We expect that, for full year 2007, product development expenses will increase over 2006 levels. This increase will primarily be the result of increased development efforts related to our NES system products.

Sales and Marketing

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
Sales and Marketing	$4,953	$5,089	$(136)	(2.7%)

	Six Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
Sales and Marketing	$10,368	$10,236	$132	1.3%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

The $136,000 reduction in sales and marketing expenses during the quarter ended June 30, 2007 as compared to the same period in 2006 was primarily the result of a decrease in costs associated with tradeshows. The $132,000 increase in sales and marketing expenses during the six months ended June 30, 2007 as compared to the same period in 2006 was primarily due to increases in compensation related expenses for our sales and marketing personnel.

Also contributing to the changes in sales and marketing expenses between 2006 and 2007 were the impacts of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we have operations, including the Euro, the British Pound Sterling, and the Japanese Yen. These exchange rate fluctuations caused sales and marketing expenses to increase by approximately $74,000 during the second quarter of 2007 as compared to the same period in 2006, and to increase by approximately $192,000 during the six months ended June 30, 2007 as compared to the same period in 2006.

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

General and Administrative

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
General and Administrative	$4,291	$3,798	$493	13.0%

	Six Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
General and Administrative	$7,999	$7,200	$799	11.1%

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

Both the $493,000 and $799,000 increases in general and administrative expenses during the quarter and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, were primarily attributable to increases in compensation related expenses for our executive, accounting, and administrative personnel, and to a lesser extent, fees paid to our independent accountants and other third party service providers.

We believe that, during 2007, general and administrative costs will increase modestly above 2006 levels.

Interest and Other Income, Net

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
Interest and Other Income, Net	$1,488	$1,404	$84	6.0%

	Six Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
Interest and Other Income, Net	$2,985	$2,798	$187	6.7%

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. In addition, foreign exchange translation gains and losses related to short-term intercompany balances are also reflected in this amount.

During the second quarter of 2007, interest and other income, net increased by approximately $84,000 as compared to the same period in 2006. This increase was primarily due to a $168,000 reduction in foreign exchange translation losses, partially offset by a $101,000 decrease in interest income. During the six months ended June 30, 2007, interest and other income, net increased by approximately $187,000 as compared to the same period in 2006. As was the case with the change between the two quarterly periods, this increase was primarily due to a $244,000 reduction in foreign exchange translation losses, partially offset by a $78,000 decrease in interest income. The reduction in interest income for both the quarter and six months ended June 30, 2007 as compared to the same periods in 2006 is primarily the result of a reduction in our average invested cash balance between the periods.

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

Provision for Income Taxes

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
Provision for Income Taxes	$107	$80	$27	33.8%

	Six Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	June 30, 2007	June 30, 2006
Provision for Income Taxes	$215	$160	$55	34.4%

The provision for income taxes for 2007 includes a provision for federal, state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes. Income taxes of $107,000 and $80,000 for the quarters ended June 30, 2007 and 2006, respectively, and $215,000 and $160,000 for the six months ended June 30, 2007 and 2006, respectively, consist primarily of taxes related to profitable foreign subsidiaries and various state minimum taxes.

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

Operating Lease Commitments. We lease our present corporate headquarters facility in San Jose, California, under two non-cancelable operating leases. The first lease agreement expires in 2011 and the second lease agreement expires in 2013. Upon expiration, both lease agreements provide for extensions of up to ten years. As part of these lease transactions, we provided the lessor with security deposits in the form of two standby letters of credit totaling $6.2 million.

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

Purchase Commitments. We utilize several contract manufacturers that manufacture and test our products requiring assembly. These contract manufacturers acquire components and build product based on demand information supplied by us in the form of purchase orders and demand forecasts. These purchase orders and demand forecasts generally cover periods that range from one to six months, and in some cases, up to one year. We also obtain individual components for our products from a wide variety of individual suppliers. We generally acquire these components through the issuance of purchase orders, and in some cases through demand forecasts, both of which cover periods ranging from one to nine months.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded under our cost of products revenue on our consolidated statements of operations, was approximately $150,000 during the quarter ended June 30, 2007, and $102,000 for the same period in 2006, and $299,000 for the six months ended June 30, 2007, and $211,000 for the same period in 2006.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of June 30, 2007, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

Legal Actions. From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of June 30, 2007, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through June 30, 2007, we raised $281.3 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

In March and August 2004, March 2006, and February 2007, our board of directors approved a stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the program during the three and six months ended June 30, 2007. Since inception, we have repurchased a total of 2,204,184 shares under the program at a cost of $16.1 million. As of June 30, 2007, 795,816 shares are available for repurchase. The stock repurchase program will expire in March 2008.

The following table presents selected financial information as of June 30, 2007 and for each of the last three fiscal years (dollars in thousands):

		December 31,
	June 30, 2007	2006	2005	2004
Cash, cash equivalents, and short-term investments	$117,464	$124,157	$154,480	$160,364
Trade accounts receivable, net	18,161	13,918	11,006	17,261
Working capital	125,742	132,420	157,474	173,391
Stockholders’ equity	151,093	156,575	181,308	211,062

As of June 30, 2007, we had $117.5 million in cash, cash equivalents, and short-term investments, a decrease of $6.7 million as compared to December 31, 2006. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels, adjustments for non-cash charges such as depreciation, amortization, in-process research and development charges, and stock-based compensation, as well as fluctuations in operating asset and liability balances. Net cash used in operating activities was $6.3 million for the six months ended June 30, 2007, a $2.3 million decrease from the same period in 2006. During the six months ended June 30, 2007, net cash used in operating activities was primarily a result of our net loss of $10.5 million, changes in our operating assets and liabilities of $253,000, an increase in accrued investment income of $245,000, and a reduction in our bad debt reserve balance of $57,000, partially offset by stock-based compensation expenses of $2.6 million, and depreciation and amortization expense of $2.2 million. During the six months ended June 30, 2006, net cash used in operating activities was primarily a result of our net loss of $11.6 million, changes in our operating assets and liabilities of $1.5 million, an increase in accrued investment income of $286,000, and a reduction in our bad debt reserve balance of $35,000, partially offset by stock-based compensation expenses of $2.7 million, and depreciation and amortization expense of $2.2 million.

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $4.0 million for the six months ended June 30, 2007, a $4.0 million increase from the same period in 2006. During the six months ended June 30, 2007, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $62.2 million, and changes in our other long-term assets of $43,000, partially offset by purchases of available-for-sale short-term investments of $55.1 million, and capital expenditures of $3.1 million. During the six months ended June 30, 2006, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $37.4 million, and changes in our other long-term assets of $22,000, partially offset by purchases of available-for-sale short-term investments of $34.5 million, and capital expenditures of $2.9 million.

Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs. Net cash provided by financing activities was $2.3 million for the six months ended June 30, 2007, a $4.7 million increase over the same period in 2006. During the six month period ended June 30, 2007, net cash provided by financing activities was attributable to proceeds of $3.2 million from issuance of common stock as a result of options exercised by our employees, partially offset by $842,000 of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of performance shares and upon the exercise of stock options. During the six month period ended June 30, 2006, net cash used in financing activities was attributable to $2.5 million of open-market purchases of our common stock under our stock repurchase program, partially offset by $191,000 of proceeds from issuance of common stock as a result of options exercised by our employees.

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

RELATED PARTY TRANSACTIONS

During the quarter and six months ended June 30, 2007, and the years ended December 31, 2006, 2005, and 2004, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

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

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. As of July 31, 2007, a representative of Enel has not been appointed to our board.

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

For the quarter and six months ended June 30, 2007, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $3.8 million and $5.0 million, respectively. As of June 30, 2007, $158,000 of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers. For the quarter and six months ended June 30, 2006, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $6.9 million and $7.1 million, respectively. As of June 30, 2006, $6.8 million of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for Echelon beginning in our fiscal year ending December 31, 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

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

Once a utility decides to move forward with a large-scale deployment of our NES system, the timing of and our ability to recognize revenue on our NES system product shipments will depend on several factors. These factors, some of which may not be under our control, include shipment schedules that may be delayed or subject to modification, other contractual provisions, such as customer acceptance of all or any part of the system, and our ability to manufacture and deliver quality products according to expected schedules. In addition, the complex revenue recognition rules relating to products such as our NES system may also require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. As a consequence, our ability to predict the amount of NES revenues that we may expect to recognize in any given fiscal quarter is likely to be limited. As NES revenues account for an increasing percentage of our overall revenues, we and our investors will have increasing difficulty in projecting our financial results.

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

In order to achieve our financial targets, we must meet the following objectives:

•	Increase market acceptance of our NES system products in order to increase revenues;

•	Increase gross margin from our NES revenues by reducing the cost of manufacturing our NES system products;

•	Manage the manufacturing transition to reduced-cost NES products; and

•	Manage our operating expenses to a reasonable percentage of revenues.

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

We cannot be certain that these and other key suppliers will continue to supply us with critical products or components. If any of our key suppliers were to stop manufacturing our products or supplying us with our key components, it could be expensive and time-consuming to find a replacement. In addition, as our NES business grows, we will be required to expand our business with our key suppliers or find additional sources of supply. There is no guarantee that we would be able to find acceptable alternative or additional sources. Additional risks that we face if we must transition between CEMs include:

•	moving raw material and in-process inventory between locations in different parts of the world;

•	reestablishing acceptable manufacturing processes with a new work force; and

•	exposure to excess or obsolete inventory held by contract manufacturers for use in our products.

The failure of any key manufacturer to produce a sufficient number of products on time, at agreed quality levels, and fully compliant with our product, assembly and test specifications could adversely affect our revenues and gross profit, and could result in claims against us by our customers, which could harm our results of operations and financial position.

We may incur penalties and/or be liable for damages with respect to sales of our NES system products.

In the event of late deliveries, late or improper installations or operations, failure to meet product specifications or other product failures, failure to achieve performance specifications, indemnities or other compliance issues, the agreements governing the sales of the NES system will expose us to penalties, damages and other liabilities. Even in the absence of such contractual provisions, we may agree to assume certain liabilities for the benefit of our customers. Any such liabilities would have an adverse effect on our financial condition and operating results.

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

Competitors for our NES system products include the Bayard Capital group of companies, DCSI, Elster, General Electric, Iskraemeco, Itron/Actaris, Kamstrup, Sensus, and Siemens, which directly or through IT integrators such as IBM or telecommunications companies such as Telenor, offer metering systems that compete with our NES system offering.

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

We have operations located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 81.2% of our total net revenues for the quarter ended June 30, 2007, and 75.9% for the same period in 2006, and 86.0% of our total net revenues for the six months ended June 30, 2007, and 68.7% for the same period in 2006. We expect that international sales will constitute an even more significant portion of our total net revenues as our NES revenues, which currently result predominantly from international sales, will increase significantly in 2007 as compared to 2006.

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

Our quarterly and annual results have varied significantly from period to period, and we have sometimes failed to meet securities analysts’ expectations. Moreover, we have a history of losses and we expect to incur substantial losses again in 2007. Our future operating results will depend on many factors, many of which are outside of our control, including the following:

•	the mix of products and services that we sell may change to a less profitable mix;

•

the complex revenue recognition rules relating to products such as our NES system could require us to defer some or all of the revenue associated with NES product shipments until certain conditions, such as delivery and acceptance criteria, are met in a future period;

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

•	recording of expense relating to equity compensation as required under Statement of Financial Accounting Standard (“SFAS”) No. 123(revised 2004), Share-Based Payment, will decrease our earnings;

•	we may incur costs associated with any future business acquisitions; and

•

results of impairment tests for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, with respect to goodwill and other identified intangible assets that we acquired in the past or that we may acquire in the future may negatively affect our earnings and financial condition.

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

As of July 31, 2007, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 35.4% of our outstanding stock.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at June 30, 2007 and June 30, 2006, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at June 30, 2007, and June 30, 2006, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

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

Conclusions Regarding Disclosure Controls and Procedures and Internal Controls Over Financial Reporting

Our CEO and our CFO have reviewed our disclosure controls and procedures and our internal controls over financial reporting in order to both evaluate their effectiveness and to ensure they have been designed to provide reasonable assurance of achieving their objectives, which is to make sure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, they have concluded that as of June 30, 2007, our disclosure controls and procedures and our internal controls over financial reporting are effective at this reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Factors That May Affect Future Results Of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This restated description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I Item 1A of our 2006 Annual Report on Form 10-K and in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March and August 2004, our board of directors approved a stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock in the open market, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. The board of directors extended the term of the stock repurchase program in March 2006 and again in February 2007. Since inception, we have repurchased a total of 2,204,184 shares under the program at a cost of $16.1 million. As of June 30, 2007, 795,816 shares are available for repurchase. The stock repurchase program will expire in March 2008. The following table provides information about the repurchase of our common stock during the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1- April 30	41,822	$11.96	—	795,816
May 1- May 31	62,708	$15.00	—	795,816
June 1- June 30 31	38,613	$18.26	—	795,816

Total	143,143	$14.99	—	795,816

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 15, 2007. At such meeting, the following directors were elected: Richard M. Moley and Betsy Rafael. Our incumbent directors, M. Kenneth Oshman, Robert J. Finocchio, Jr., Armas Clifford Markkula, Jr., Robert R. Maxfield, and Larry W. Sonsini will continue to serve on the Board. Voting results for the election of the directors were as follows:

	Votes For	Votes Withheld
Richard M. Moley	33,545,860	102,320
Betsy Rafael	33,522,012	126,168

The only other matter submitted to stockholder vote at the Annual Meeting was the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2007. Voting results for the KPMG LLP appointment were as follows:

Votes For:	Votes Against:	Abstain:
33,402,415	194,883	50,882

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: August 9, 2007	By:	/s/ Oliver R. Stanfield
Oliver R. Stanfield,
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.