Form 10-Q
period 2007-09-30
ECHELON CORP
filed 2007-11-09
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes  ☐    No  ☒

As of October 31, 2007, 40,686,102 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,022	$37,412
Short-term investments	47,786	86,745
Accounts receivable, net	13,603	13,918
Inventories	10,931	11,359
Deferred cost of goods sold	6,206	19,060
Other current assets	3,143	2,359

Total current assets	157,691	170,853

Property and equipment, net	17,890	15,188
Goodwill	8,475	8,278
Other long-term assets	1,939	1,957

TOTAL ASSETS	$185,995	$196,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,207	$6,893
Accrued liabilities	7,749	4,697
Deferred revenues	16,338	26,843

Total current liabilities	33,294	38,433

LONG-TERM LIABILITIES:
Deferred rent	1,318	1,268

Total long-term liabilities	1,318	1,268

STOCKHOLDERS’ EQUITY:
Common stock	431	416
Additional paid-in capital	293,378	282,930
Treasury stock	(19,259)	(19,259)
Accumulated other comprehensive income	1,565	997
Accumulated deficit	(124,732)	(108,509)

Total stockholders’ equity	151,383	156,575

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$185,995	$196,276

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES:
Product	$23,733	$13,110	$89,247	$42,893
Service	980	181	1,431	517

Total revenues	24,713	13,291	90,678	43,410

COST OF REVENUES:
Cost of product (1)	13,980	4,936	57,922	16,802
Cost of service (1)	729	509	1,735	1,406

Total cost of revenues	14,709	5,445	59,657	18,208

GROSS PROFIT	10,004	7,846	31,021	25,202

OPERATING EXPENSES:
Product development (1)	7,789	6,875	23,720	21,029
Sales and marketing (1)	4,850	5,076	15,218	15,312
General and administrative (1)	4,083	3,746	12,082	10,946

Total operating expenses	16,722	15,697	51,020	47,287

LOSS FROM OPERATIONS	(6,718)	(7,851)	(19,999)	(22,085)
INTEREST AND OTHER INCOME, NET	1,381	1,586	4,366	4,384

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,337)	(6,265)	(15,633)	(17,701)
INCOME TAX EXPENSE	108	80	323	240

NET LOSS	$(5,445)	$(6,345)	$(15,956)	$(17,941)

NET LOSS PER SHARE:
Basic	$(0.14)	$(0.16)	$(0.40)	$(0.45)

Diluted	$(0.14)	$(0.16)	$(0.40)	$(0.45)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic	40,121	39,354	39,622	39,577

Diluted	40,121	39,354	39,622	39,577

(1) Amounts include stock-based compensation costs as follows:

Cost of product	$180	$92	$440	$307
Cost of service	14	10	37	36
Product development	537	376	1,390	1,474
Sales and marketing	326	249	890	911
General and administrative	424	275	1,309	989

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(15,956)	$(17,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,384	3,270
Loss on disposal of fixed assets	4	—
Increase in (reduction of) allowance for doubtful accounts	47	(32)
Reduction of (increase in) accrued investment income	403	(271)
Stock-based compensation	4,066	3,717
Change in operating assets and liabilities:
Accounts receivable	282	(6,048)
Inventories	446	(5,699)
Deferred cost of goods sold	12,854	(11,745)
Other current assets	(618)	(1,523)
Accounts payable	1,953	3,662
Accrued liabilities	2,883	(2,706)
Deferred revenues	(10,510)	18,737
Deferred rent	93	151

Net cash used in operating activities	(669)	(16,428)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(65,545)	(47,761)
Proceeds from maturities and sales of available-for-sale short-term investments	104,139	68,411
Change in other long-term assets	44	56
Capital expenditures	(5,752)	(4,103)

Net cash provided by investing activities	32,886	16,603

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,094	252
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(4,029)	(257)
Repurchase of common stock under stock repurchase program	—	(5,102)

Net cash provided by (used in) financing activities	6,065	(5,107)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	328	303

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,610	(4,629)
CASH AND CASH EQUIVALENTS:
Beginning of period	37,412	59,080

End of period	$76,022	$54,451

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$352	$183

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

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform with the fiscal year 2007 presentation. For the nine months ended September 30, 2006, $271,000 has been reclassified from operating cash flows to investing cash flows related to investment income included in net income for which cash had not been received prior to September 30, 2006.

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

In certain instances, the Company’s Networked Energy Services (“NES”) System products are sold as part of multiple element arrangements, which may include electricity meters and data concentrators (collectively, the “Hardware”); NES System software, for which a royalty is charged on a per-meter basis; PCS for the NES System software; and extended warranties for the Hardware. These arrangements may require the Company to deliver Hardware over an extended period of time. In accordance with SOP 97-2, when the multiple element arrangement includes NES System software, the Company defers the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, the Company recognizes revenues for the Hardware and NES System software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. The Company has established VSOE for the PCS on the NES System software, as well as for the warranties on its NES Hardware products, based on stated renewal rates. These revenues are recognized ratably over the associated service period, which generally commences upon the latter of the delivery of all software, or the customer’s acceptance of any given Hardware shipment.

In arrangements which include significant customization or modification of software, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion using an input method based on the ratio of costs incurred, principally labor, to date to total estimated costs of the project. These estimates are assessed continually during the term of the contract, and revisions are reflected when the changed conditions become known. Revenues from these types of arrangements are included in service revenues in the condensed consolidated statement of operations.

The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to its distributors in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, and EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). During the first and second quarters of 2006, the Company modified its revenue recognition method for sales made to its distributor partners. Under the revised method, revenue on sales made to distributors is deferred until the distributor sells the products through to its end-use customers. The impact of this revenue recognition methodology revision was a one-time reduction in revenues of approximately $3.9 million during the nine months ended September 30, 2006.

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

Recent Accounting Pronouncements

With the exception of the Financial Accounting Standards Board ( “FASB”) statement described below, there have been no significant changes in recent accounting pronouncements during the three and nine months ended September 30, 2007, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

As of September 30, 2007, the Company’s available-for-sale short-term investments had contractual maturities from six to twenty-four months and an average remaining term to maturity of eight months. Except as discussed below, the fair value of available-for-sale short-term investments was determined based on quoted market prices at the reporting date for those instruments.

As of September 30, 2007, $13.4 million in certain asset-backed commercial paper investments issued by Structured Investment Vehicles, $8.9 million of which is recorded in short-term investments and $4.5 million of which is recorded in cash and cash equivalents in the condensed consolidated balance sheet, were considered illiquid based upon the fact that there were no open market bids for these investments. As such, the fair value of these investments was estimated to approximate the amortized cost, or $13.4 million in total, by a third party pricing firm that supplies pricing estimates to the Company’s investment manager. One of these investments was repaid in full by the issuer on its maturity date of October 3, 2007. The two remaining investments mature on November 13, 2007 and January 18, 2008, and are rated A-1+ by Standard and Poor’s and P1 by Moody’s. In addition, the Company has reviewed the respective issuer’s liquidity for the two remaining investments as well as the quality of the underlying collateral to further support each issuer’s ability to repay the respective investments at maturity. It is the Company’s intent to hold these investments to maturity. As a result, the Company has not recorded an impairment charge or similar write-down of the reported values. However, if these securities were to begin trading below these values in the future, or the issuer were to default on its repayment obligations, the Company may be required to record losses on these investments.

As of September 30, 2007, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains (Losses)
U.S. corporate securities:
Commercial paper	$11,081	$11,080	$(1)
Corporate notes and bonds	27,373	27,368	(5)

	38,454	38,448	(6)
Foreign corporate notes and bonds	524	530	6
U.S. government securities	8,797	8,808	11

Total investments in debt and equity securities	$47,775	$47,786	$11

3.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three and nine months ended September 30, 2007 and September 30, 2006 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss (Numerator):
Net loss, basic & diluted	$(5,445)	$(6,345)	$(15,956)	$(17,941)

Shares (Denominator):
Weighted average common shares outstanding	40,121	39,354	39,622	39,577

Shares used in basic computation	40,121	39,354	39,622	39,577
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—

Shares used in diluted computation	40,121	39,354	39,622	39,577

Net loss per share:
Basic	$(0.14)	$(0.16)	$(0.40)	$(0.45)

Diluted	$(0.14)	$(0.16)	$(0.40)	$(0.45)

For the three and nine months ended September 30, 2007 and 2006, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options and stock appreciation rights excluded from this calculation for the three and nine months ended September 30, 2007 was 7,122,102. The number of stock options excluded from this calculation for the three and nine months ended September 30, 2006 was 7,561,024.

4.	Stockholders’ Equity and Employee Stock Option Plans

Common Stock

In March and August 2004, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the three and nine months ended September 30, 2007, the Company did not repurchase any shares under the program. As of September 30, 2007, 795,816 shares were available for repurchase. The stock repurchase program will expire in March 2008.

Comprehensive Loss

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(5,445)	$(6,345)	$(15,956)	$(17,941)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	406	(63)	530	465
Unrealized holding gain on available-for-sale securities	41	270	38	320

Comprehensive loss	$(4,998)	$(6,138)	$(15,388)	$(17,156)

Stock Award Activity

The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was approximately $19.6 million and $23.6 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The total fair value of performance shares vested and released during the three and nine months ended September 30, 2007 was approximately $1.5 million and $2.4 million, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

5.	Significant Customers

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. The Company currently has four customers that accounted for a majority of its revenues: EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its LONWORKS® Infrastructure products in Europe, Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers), and Telvent Energia y Medioambiente SA (“Telvent”) and ES Elektrosandberg AB (“ES”), value added resellers of the Company’s NES products. For the three and nine months ended September 30, 2007 and 2006, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Telvent	19.1%	—	33.6%	—
EBV	17.6%	32.0%	14.7%	25.3%
ES	14.0%	—	12.2%	0.1%
Enel	12.3%	0.4%	8.8%	16.4%

Total	63.0%	32.4%	69.3%	41.8%

The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2007. Please refer to Note 11, Related Party, for additional information regarding the Company’s agreement with Enel.

6.	Commitments and Contingencies

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of product revenues in our condensed consolidated statements of operations, was approximately $133,000 during the three months ended September 30, 2007, and $142,000 for the comparable period in 2006. Royalty expense was approximately $432,000 for the nine months ended September 30, 2007, and $352,000 for the comparable period in 2006.

The Company will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of its products. The Company is currently unable to estimate the maximum amount of these future royalties. However, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Warranties

The Company typically sells its products with a limited warranty against defects in manufacture or performance. When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are recorded at the time of shipment. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company’s current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $211,000 as of September 30, 2007 and $224,000 as of December 31, 2006.

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

Taxes

The Company conducts operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company’s operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with accounting principles generally accepted in the United States of America, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and the Company believes that, as of September 30, 2007, it has adequately provided for such contingencies. However, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

Legal Actions

From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of September 30, 2007, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

7.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Purchased materials	$3,773	$3,378
Work-in-process	120	107
Finished goods	7,038	7,874

	$10,931	$11,359

8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Accrued payroll and related costs	$3,132	$2,776
Customer deposits	2,887	—
Deferred and other tax-related liabilities	1,290	1,307
Other accrued liabilities	440	614

	$7,749	$4,697

9.	Segment Disclosure

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

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the geographic area and excludes certain expenses that are managed outside the geographic area. Costs excluded from geographic area profit or loss consist primarily of unallocated corporate expenses, which are comprised of product development costs, corporate marketing costs, and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2007 and December 31, 2006, long-lived assets of approximately $24.9 million and $22.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the executive staff when making decisions about resource allocation to the geographic areas based on their performance.

The Company typically sells its products through a direct sales organization and select third-party electronics representatives in North America. Outside North America, the Company typically sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by geography for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues from customers:
Americas	$4,544	$5,193	$13,795	$14,688
EMEA	15,347	5,949	62,447	23,528
APJ	4,822	2,149	14,436	5,194

Total	$24,713	$13,291	$90,678	$43,410

Gross profit:
Americas	$2,939	$3,134	$9,142	$8,875
EMEA	4,314	3,347	13,374	13,302
APJ	2,751	1,365	8,505	3,025

Total	$10,004	$7,846	$31,021	$25,202

Income (loss) from operations:
Americas	$1,877	$1,676	$5,806	$4,984
EMEA	2,909	2,007	8,952	9,094
APJ	1,662	298	5,138	(191)
Unallocated	(13,166)	(11,832)	(39,895)	(35,972)

Total	$(6,718)	$(7,851)	$(19,999)	$(22,085)

Products and services sold to Enel and its designated manufacturers (see discussion of Enel below in Note 11- Related Party) accounted for approximately $3.0 million, or 12.3% of total revenues for the three months ended September 30, 2007, and $53,000, or 0.4% for the comparable period in 2006; and $8.0 million, or 8.8% of total revenues for the nine months ended September 30, 2007, and $7.1 million, or 16.4% for the comparable period in 2006. Of the $3.0 million and $8.0 million Enel project revenue recognized during the three and nine months ended September 30, 2007, respectively, approximately $568,000 related to revenues generated from custom software development services, while the remaining $2.5 million and $7.5 million, respectively, related to products shipped to Enel and its designated manufacturers. There were no custom software development services provided to Enel during the comparable periods in 2006. For the three months ended September 30, 2007, 81.3% of the revenues under the Enel program were derived from products shipped to customers in APJ, while the remaining 18.7% from products and services sold to customers in EMEA. For the nine months ended September 30, 2007, 90.0% of the revenues derived from products shipped under the Enel program were from customers in APJ and the remaining 10.0% were from customers in EMEA.

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

In connection with the adoption of FIN 48, the Company will continue to include interest and penalties related to uncertain tax positions as a component of income tax, which was immaterial for the three and nine months ended September 30, 2007. We do not believe it is reasonably possible that the Company’s unrecognized tax benefits will change significantly within the next twelve months.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The tax years 1992-2006 remain open to examination by the federal and most state tax authorities due to certain net operating loss and credit carryforward positions.

The provision for income taxes for the three and nine month periods ended September 30, 2007 and 2006 includes a provision for state and foreign taxes based on the annual estimated effective tax rate applied to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes and the valuation allowance on the Company’s deferred tax assets.

11.	Related Party

The law firm of Wilson Sonsini Goodrich & Rosati, P.C. acts as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

In June 2000, the Company entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock. At the same time, the Company also entered into a Research and Development and Technological Cooperation Agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, the Company cooperated with Enel to integrate LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. The Company completed the sale of its components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, the Company supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, the Company entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from Echelon. Under the software enhancement agreement, the Company provides software enhancements to Enel for use in its Contatore Elettronico system. Both the new development and supply agreement and the software enhancement agreement expire in December 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

Revenues associated with sales made to Enel and its designated manufacturers for the three and nine months ended September 30, 2007 and 2006 are discussed above in Note 9 – Segment Disclosure. As of September 30, 2007 and September 30, 2006, $158,000 and $4.1 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

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

We have been investing in products for use by electricity utilities in management of electricity distribution. We refer to these products (and related services) as our networked energy services, or NES, offerings. We began to receive modest amounts of NES revenue in 2004, which increased to approximately $883,000 in 2005 and decreased slightly to $791,000 in 2006. During the first nine months of 2007, NES revenue increased significantly to $42.9 million due primarily to an increase in NES product shipments, as well as the recognition of a substantial amount of NES revenues that were deferred at the end of 2006 related to NES products that had been shipped but for which the revenue recognition criteria had not yet been met. We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s Contatore Elettronico electricity meter management project in Italy. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We refer to all other revenue as LONWORKS Infrastructure, or LWI, revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

During the first and second quarters of 2006, we revised our revenue recognition methodology for sales made to the distributors of our LWI products. Under the revised methodology, we now defer revenue, as well as cost of goods sold, on items shipped to these distributors that remain in their inventories at quarter-end. The revision significantly reduced our first and second quarter 2006 revenues, but did not have an impact on cash flows from operations or require any changes to our historical financial statements. A more thorough explanation of this revision can be found later in this Quarterly Report in the sections of our discussion on Results of Operations entitled “LONWORKS Infrastructure revenues” and “EBV revenues”.

We have a history of losses and incurred a net loss for the three and nine months ended September 30, 2007 and expect to incur an operating loss for the full year ending December 31, 2007. This expectation is due primarily to two factors. First, while we expect our 2007 NES revenues will increase substantially compared to those generated in 2006, we do not currently expect that the gross profit generated from these increased sales will be substantial enough to return us to an operating profit for the full year ending December 31, 2007. This is due to the fact that, in general, gross margins generated from sales of our NES products tend to be much lower than those generated from our other revenue sources.

The second factor contributing to our expectation for losses in 2007 relates to the fact that, effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation as required under Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payment. For the year ended December 31, 2006, the adoption of this new accounting standard resulted in an increase in equity compensation expenses of approximately $4.3 million as compared to the comparable period in 2005. Expenses associated with equity-based compensation were $1.5 million and $4.1 million for the three and nine months ended September 30, 2007, respectively as compared to $1.0 million and $3.7 million for the comparable periods in 2006. We expect equity compensation expense for the full year ending December 31, 2007 will be higher than the $4.9 million recognized in 2006, which will in turn contribute negatively to our efforts to return to profitability.

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

Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of and account for stock-based compensation in accordance with SFAS 123R. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense ratably over the requisite service period, which is the vesting period.

We currently use the Black-Scholes-Merton (“BSM”) option-pricing model to estimate the fair value of stock options. The estimation of fair value of share-based payment awards on the date of grant using the BSM option-pricing model is affected by the fair market value of our stock on the date of grant, as well as a number of highly complex and subjective variables. These variables include the expected term of the option, the expected volatility of our stock price over the expected term of the option, risk-free interest rates, and expected dividends.

We estimate the expected term of options granted using the simplified method as illustrated in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). Under the simplified method, the expected term is calculated by taking the average of the vesting term and the contractual term of the option. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the expected term of the option, and does not consider any implied volatility as there are currently no market traded options on our stock that meet the criteria required for reliance on implied volatility in accordance with SAB 107. We base the risk-free interest rate that we use in the BSM option-pricing model on U.S. Treasury issues in effect at the time of option grant that have remaining terms similar to the expected term of the option. We have never paid cash dividends on our common stock, and do not anticipate paying cash dividends in the foreseeable future. Therefore, we use an expected dividend yield of zero in the BSM option-pricing model.

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

There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and may materially affect the estimated fair value of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods, and assumptions. The BSM option-pricing model was developed for use in estimating the fair value of traded options that have no vesting or hedging restrictions and that are fully transferable, characteristics that are not present in our option grants.

If factors change and we employ different assumptions for estimated stock-based compensation expense in future periods, or if we decide to use a different option-pricing model, stock-based compensation expense in those future periods may differ significantly from what we have recorded in the current period and could materially affect our operating results and earnings per share.

Sales Returns and Allowances. We sell our products and services to OEMs, systems integrators, and our other customers directly through our sales force and indirectly through distributors located in the geographic markets that we serve. Net revenues consist of product and service revenues reduced by estimated sales returns and allowances. Provisions for estimated sales returns and allowances are recorded at the time of sale, and are based on management’s estimates of potential future product returns and allowances (such as pricing credits to certain of our distributor partners) related to product revenues in the current period. In evaluating the adequacy of our sales returns and other allowances, management analyzes historical returns, current and historical economic trends, contractual terms, and changes in customer demand and acceptance of our products.

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

Our allowances for sales returns and other sales-related reserves were approximately $730,000 as of September 30, 2007, and $791,000 as of December 31, 2006.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit-worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions were to worsen, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $290,000 as of September 30, 2007, and $250,000 as of December 31, 2006.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $211,000 as of September 30, 2007, and $224,000 as of December 31, 2006.

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

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and September 30, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product	96.0%	98.7%	98.4%	98.8%
Service	4.0	1.3	1.6	1.2

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	56.6	37.2	63.9	38.7
Cost of service	2.9	3.8	1.9	3.3

Total cost of revenues	59.5	41.0	65.8	42.0

Gross profit	40.5	59.0	34.2	58.0

Operating expenses:
Product development	31.5	51.7	26.2	48.4
Sales and marketing	19.7	38.2	16.8	35.3
General and administrative	16.5	28.2	13.3	25.2

Total operating expenses	67.7	118.1	56.3	108.9

Loss from operations	(27.2)	(59.1)	(22.1)	(50.9)
Interest and other income, net	5.6	12.0	4.8	10.1

Loss before provision for income taxes	(21.6)	(47.1)	(17.3)	(40.8)
Income tax expense	0.4	0.6	0.3	0.5

Net loss	(22.0%)	(47.7%)	(17.6%)	(41.3%)

Revenues

Total Revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Total Revenues	$24,713	$13,291	$11,422	85.9%

	Nine Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Total Revenues	$90,678	$43,410	$47,268	108.9%

The $11.4 million increase in total revenues for the three months ended September 30, 2007 as compared to the comparable period in 2006 was primarily the result of an $8.4 million increase in NES revenues and a $3.0 million increase in Enel Project revenues. The $47.3 million increase in total revenues for the nine months ended September 30, 2007 as compared to the comparable period in 2006 was primarily the result of a $42.2 million increase in NES revenues, a $4.1 million increase in LONWORKS Infrastructure revenues, and a $920,000 increase in Enel Project revenues.

NES revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
NES revenues	$8,624	$199	$8,425	4,233.7%

	Nine Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
NES revenues	$42,896	$693	$42,203	6,089.9%

NES revenues recognized during the three and nine months ended September 30, 2007 were primarily related to large scale deployments of our NES system products. NES revenues recognized during the three and nine months ended September 30, 2006 were primarily related to the completion of system trials and, to a lesser extent, shipments of NES products.

We expect that, during the remainder of 2007, shipments of our NES products will continue to increase over 2006 levels. Our ability to recognize revenue on these shipments depends on several factors, including, but not limited to, delivery to the customer of all of the software called for in any given agreement, modification of the existing shipment schedules included in the contracts that have been awarded to us thus far, and certain contractual provisions, such as customer acceptance. In addition, the complex revenue recognition rules relating to products such as our NES system will likely require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. In some instances, the reasons for these deferrals may not be fully under our control, which could result in the actual timing of revenue being significantly different than we currently anticipate.

We also expect that some foreign utilities will require us to price our NES system in the respective utility’s local currency, which will expose us to foreign currency risk. For the nine months ended September 30, 2007, the portion of our NES revenue transactions conducted in currencies other than the U.S. dollar, principally the Australian dollar, was about $298,000, or 0.7%. There were no NES revenue transactions conducted in foreign currencies during the nine months ended September 30, 2006. In most cases, in the event of a significant contract award, we intend to hedge this foreign currency risk so long as we can secure forward currency contracts that are reasonably priced and that are consistent with the scheduled deliveries for that project. In addition, we will face foreign currency exposures from the time we submit our foreign currency denominated bid until the award of a contract by the utility (the “bid to award” term). This bid to award term can often exceed several months. If a utility awards us a contract that gives the utility the right to exercise options for additional supply in the future, we would also be exposed to foreign currency risk until such time as these options, if any, were exercised.

We may decide that it is too expensive to hedge the foreign currency risks during the bid to award term or for any unexercised options. Any resulting adverse foreign currency fluctuations could significantly harm our revenues, results of operations, and financial condition.

LONWORKS Infrastructure revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
LONWORKS Infrastructure Revenues	$13,054	$13,040	$14	0.1%

	Nine Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
LONWORKS Infrastructure Revenues	$39,759	$35,614	$4,145	11.6%

Our LONWORKS Infrastructure revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. The $4.1 million increase in LONWORKS Infrastructure revenues for the nine months ended September 30, 2007 as compared to the comparable period in 2006 was primarily attributable to the one-time effect of revisions we made in 2006 to our revenue recognition methodology for sales made to our distributor partners. During the first quarter of 2006, we modified our revenue recognition method for sales made to our European distributor, EBV (see EBV revenue discussion below). Under the revised method, revenue on sales made to EBV is deferred until EBV sells the products through to its end use customers. During the second quarter of 2006, we completed a similar revision to our revenue recognition methodology for sales made to our Asian distributor partners. This revision was necessary as, during the quarter, we modified our agreements with our Asian distributor partners. These contractual modifications, which allow the distributors to return certain of their excess inventory, were made to address changing business conditions in our Asian markets and to expand our customer base there. The revenue recognition methodology revisions for EBV and our Asian distributors resulted in one-time reductions in revenue of approximately $3.9 million during the nine months ended September 30, 2006.

Excluding the impact of these revenue recognition revisions, LONWORKS Infrastructure revenues increased by approximately $245,000 for the nine months ended September 30, 2007 as compared to the comparable period in 2006. We believe the $245,000 increase between the two nine-month periods is due, at least in part, to our customer’s utilization of our products in new applications, such as energy management and street lighting controls.

Also impacting the fluctuations in LONWORKS Infrastructure revenues between the two nine month periods ended September 30, 2007 and 2006, were the unfavorable impacts of exchange rates on sales made in foreign currencies, principally the Japanese Yen. These exchange rate fluctuations resulted in a $42,000 decrease between the two nine month periods. The impact of exchange rate fluctuations between the two three month periods ended September 30, 2007 and 2006 was negligible.

We believe that, as long as current worldwide economic conditions do not deteriorate, full year 2007 LONWORKS Infrastructure revenues will improve from the $49.4 million recorded in 2006. This expected improvement is primarily related to the fact that, as discussed above, in 2006 we revised our revenue recognition methodology for sales made to our distributor partners, which had the one-time effect of reducing 2006 revenue by approximately $3.9 million.

Excluding the impact of the 2006 revenue recognition revision, we still currently expect full year 2007 LONWORKS Infrastructure revenues will improve modestly over amounts recorded in 2006. This expected improvement, however, will be subject to further fluctuations in exchange rates between the U.S. dollar and the foreign currencies in which we generate revenues, principally the Japanese Yen. If the U.S. dollar were to strengthen against these currencies, our revenues would decrease. Conversely, if the U.S. dollar were to weaken against these currencies, our revenues would increase. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in foreign currencies and the magnitude of the exchange rate fluctuation from year to year. Through the first nine months of 2007, the portion of our LONWORKS Infrastructure revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 6.9% as compared to 6.4% for the comparable period in 2006. We do not currently expect that, during the remainder of 2007, the amount of our LONWORKS Infrastructure revenues conducted in these or other foreign currencies will fluctuate significantly from that experienced in 2006. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our LONWORKS Infrastructure revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel Project revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Enel Project Revenues	$3,036	$53	$2,983	5,628.3%

	Nine Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Enel Project Revenues	$8,023	$7,103	$920	13.0%

In October 2006, we entered into two new agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. There were no revenues from either of these new agreements during 2006. The $3.0 million and $8.0 million of Enel project revenue recognized during the quarter and nine months ended September 30, 2007, respectively, related primarily to shipments under the new development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. Both the development and supply agreement and the software enhancement agreement expire on December 31, 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

Early in 2006, Enel asked us to provide them with spare parts for use in their system in Italy. The $53,000 and $7.1 million of Enel project revenue recognized during the three and nine months ended September 30, 2006, respectively, represent shipments we made against that request. We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

We believe that during the remainder of 2007, revenues attributable to the Enel project will continue to increase over the $7.1 million reported in 2006, and will relate primarily to products shipped under the new development and supply agreement.

EBV revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
EBV Revenues	$4,340	$4,255	$85	2.0%

	Nine Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
EBV Revenues	$13,348	$10,965	$2,383	21.7%

Sales to EBV, our largest distributor and the sole independent distributor of our products in Europe, accounted for 17.6% of our total revenues for the three months ended September 30, 2007 and 32.0% of our total revenues for the comparable period in 2006; and 14.7% of our total revenues for the nine months ended September 30, 2007 and 25.3% for the comparable period in 2006. While EBV revenues increased by only 2.0% during the quarter ended September 30, 2007 as compared to the comparable period in 2006, they increased substantially during the nine months ended September 30, 2007 as compared to the comparable period in 2006. The primary factor contributing to the $2.4 million increase between the two nine-month periods was the fact that, during the first quarter of 2006, we revised our revenue recognition methodology for sales made to EBV. Under the revised methodology, revenues, as well as cost of goods sold, are deferred on items shipped to EBV that remain in EBV’s inventories at quarter-end. Revenue is then recognized on these products, along with the corresponding gross margin, when EBV sells them to its customers in future periods. This revision resulted in a one-time revenue decrease of approximately $2.9 million for the quarter ended March 31, 2006. The revision did not have an impact on cash flows from operations or require any changes to historical financial statements.

Excluding the impact of the accounting method revision, EBV’s shipments to its customers decreased by approximately $517,000 during the first nine months of 2007 as compared to the comparable period in 2006. We believe this decrease is the result of the Restriction of Hazardous Substances, or RoHS, regulations, which became effective in the European Union July 1, 2006. Under these new rules, manufacturers such as Echelon were required to eliminate certain hazardous substances (e.g., lead, cadmium, mercury, etc.) from the products they sell into the region. We believe that many of EBV’s customers increased their purchases of our non-RoHS compliant products during the first half of 2006, prior to effective date of the new regulations. This resulted in a high level of EBV revenue during the first half of 2006.

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

Product revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Product Revenues	$23,733	$13,110	$10,623	81.0%

	Nine Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Product Revenues	$89,247	$42,893	$46,354	108.1%

The $10.6 million increase in product revenues for the three months ended September 30, 2007 as compared to the comparable period in 2006 was primarily the result of an $8.2 million increase in NES product revenues and a $2.4 million increase in Enel Project product revenues. The $46.4 million increase in product revenues for the nine months ended September 30, 2007 as compared to the comparable period in 2006 was primarily the result of a $41.9 million increase in NES product revenues, a $4.1 million increase in LONWORKS Infrastructure product revenues, and a $353,000 increase in Enel Project product revenues.

Service revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Service Revenues	$980	$181	$799	441.4%

	Nine Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Service Revenues	$1,431	$517	$914	176.8%

The $799,000 increase in service revenues during the three months ended September 30, 2007 as compared to the comparable period in 2006, and the $914,000 increase during the nine months ended September 30, 2007 as compared to the comparable period in 2006, were primarily due to approximately $568,000 of custom software development revenues generated from the Enel Project. To a lesser extent, NES support revenue increases of $201,000 and $338,000 for the three and nine months ended September 30, 2007, respectively, also contributed to the increase in service revenues between the periods. Primarily due to the Enel software enhancement project, as well as increases in NES service revenues associated with our large scale deployment projects, we currently expect that our full year 2007 service revenues will increase from the $761,000 recorded in 2006.

Gross Profit and Gross Margin

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Gross Profit	$10,004	$7,846	$2,158	27.5%
Gross Margin	40.5%	59.0%	—	(18.5)

	Nine Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Gross Profit	$31,021	$25,202	$5,819	23.1%
Gross Margin	34.2%	58.0%	—	(23.8)

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

Both the 18.5 percentage point decrease in gross margin during the third quarter of 2007, as well as the 23.8 percentage point decrease during the first nine months of 2007, were due primarily to the mix of revenues reported. In each case, the proportion of our revenues attributable to sales of our NES system products increased significantly as compared to the comparable periods in 2006. In general, gross margins generated from sales of our NES system products are much lower than those generated from both sales of our LONWORKS Infrastructure products and services as well as sales made under the Enel Project. As a result, when NES revenues are higher as a percentage of overall revenues, as they were during the quarter and nine months ended September 30, 2007, overall gross margins will be lower. Conversely, when NES revenues comprise a lower percentage of overall revenues, as they were during the three and nine months ended September 30, 2006, overall gross margins will be higher.

Partially offsetting the decrease in gross margins during the three and nine months ended September 30, 2007 as compared to the comparable periods in 2006 was the impact of higher revenues. As discussed above, a portion of our cost of goods sold relates to indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when revenues increase, as they did in the three and nine months ended September 30, 2007 as compared to the comparable periods in 2006, gross margins are favorably impacted.

We expect that, for full year 2007, overall gross margin will decrease significantly from the 58.0% experienced in 2006 due to the significant increase we expect in NES revenues.

Operating Expenses

Product Development

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Product Development	$7,789	$6,875	$914	13.3%

	Nine Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Product Development	$23,720	$21,029	$2,691	12.8%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, equipment and supplies, fees paid to third party consultants, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $914,000 and $2.7 million increases in product development expenses for the three and nine months ended September 30, 2007 as compared to the comparable periods in 2006 were primarily due to increases in compensation expenses for our product development personnel, which was primarily due to an increase in headcount in our product development organization. To a lesser extent, fees paid to third party service providers and equipment and supplies used in the development process also contributed to the increases between the two three and nine month periods.

We expect that, for full year 2007, product development expenses will increase over 2006 levels. This increase will primarily be the result of increased development efforts related to our NES system products.

Sales and Marketing

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Sales and Marketing	$4,850	$5,076	$(226)	(4.5%)

	Nine Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Sales and Marketing	$15,218	$15,312	$(94)	(0.6%)

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

The $226,000 and $94,000 reductions in sales and marketing expenses for the three and nine months ended September 30, 2007 as compared to the comparable periods in 2006 were primarily the result of decreases in commission expenses for our sales and marketing personnel.

Also contributing to the changes in sales and marketing expenses between 2006 and 2007 were the impacts of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we have operations, including the Euro, the British Pound Sterling, and the Japanese Yen. These exchange rate fluctuations caused sales and marketing expenses to increase by approximately $95,000 during the third quarter of 2007 as compared to the comparable period in 2006, and to increase by approximately $287,000 during the nine months ended September 30, 2007 as compared to the comparable period in 2006.

We expect that, during 2007, our sales and marketing expenses will increase modestly over 2006 levels. In addition, if the United States dollar were to weaken against the foreign currencies where we do business, our sales and marketing expenses could increase further. Conversely, if the dollar were to strengthen against these currencies, it would have a favorable impact on our sales and marketing expenses.

General and Administrative

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
General and Administrative	$4,083	$3,746	$337	9.0%

	Nine Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
General and Administrative	$12,082	$10,946	$1,136	10.4%

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

Both the $337,000 and $1.1 million increases in general and administrative expenses during the three and nine months ended September 30, 2007, respectively, as compared to the comparable periods in 2006, were primarily attributable to increases in compensation related expenses for our executive, accounting, and administrative personnel, and to a lesser extent, fees paid to our independent accountants and other third party service providers.

We believe that, during 2007, general and administrative costs will increase over 2006 levels.

Interest and Other Income, Net

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Interest and Other Income, Net	$1,381	$1,586	$(205)	(12.9%)

	Nine Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Interest and Other Income, Net	$4,366	$4,384	$(18)	(0.4%)

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. In addition, foreign exchange translation gains and losses related to short-term intercompany balances are also reflected in this amount.

During the third quarter of 2007, interest and other income, net decreased by approximately $205,000 as compared to the comparable period in 2006. This decrease was primarily due to a $159,000 increase in foreign exchange translation losses, and to a lesser extent, by a $45,000 decrease in interest income. During the nine months ended September 30, 2007, interest and other income, net decreased by approximately $18,000 as compared to the comparable period in 2006. This reduction was primarily the result of a $123,000 decrease in interest income, partially offset by a $97,000 reduction in foreign exchange translation and transaction losses. The reduction in interest income for both the three and nine months ended September 30, 2007 as compared to the comparable periods in 2006 is primarily the result of a reduction in our average invested cash balance between the periods.

We expect that our anticipated operating losses for 2007 will require us to use a portion of our existing cash and short-term investment portfolio to fund ongoing business operations. As a result, we expect that the average amount of our invested cash will decrease during 2007, which will result in reduced interest income if interest rates remain unchanged or were to decrease. In addition, future fluctuations in the exchange rates between the United States dollar and the currencies in which we maintain our short-term intercompany balances (principally the European Euro and the British Pound Sterling) will also affect our interest and other income, net.

Provision for Income Taxes

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Provision for Income Taxes	$108	$80	$28	35.0%

	Nine Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Provision for Income Taxes	$323	$240	$83	34.6%

The provision for income taxes for 2007 includes a provision for state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and our valuation allowance on our deferred tax assets. Income taxes of $108,000 and $80,000 for the three months ended September 30, 2007 and 2006, respectively, and $323,000 and $240,000 for the nine months ended September 30, 2007 and 2006, respectively, consist primarily of taxes related to profitable foreign subsidiaries and various state minimum taxes.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded under our cost of products revenue on our consolidated statements of operations, was approximately $133,000 during the three months ended September 30, 2007, and $142,000 for the comparable period in 2006. Royalty expense was approximately $432,000 for the nine months ended September 30, 2007, and $352,000 for the comparable period in 2006.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of September 30, 2007, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

Legal Actions. From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of September 30, 2007, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations from operating cash flows. From inception through September 30, 2007, we raised $288.3 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

In March and August 2004, March 2006, and February 2007, our board of directors approved a stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the program during the three and nine months ended September 30, 2007. Since inception, we have repurchased a total of 2,204,184 shares under the program at a cost of $16.1 million. As of September 30, 2007, 795,816 shares are available for repurchase. The stock repurchase program will expire in March 2008.

The following table presents selected financial information as of September 30, 2007 and for each of the last three fiscal years (dollars in thousands):

	September 30, 2007	December 31,
		2006	2005	2004
Cash, cash equivalents, and short-term investments	$123,808	$124,157	$154,480	$160,364
Trade accounts receivable, net	13,603	13,918	11,006	17,261
Working capital	124,397	132,420	157,474	173,391
Stockholders’ equity	151,383	156,575	181,308	211,062

As of September 30, 2007, we had $123.8 million in cash, cash equivalents, and short-term investments, a decrease of $349,000 as compared to December 31, 2006. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels, adjustments for non-cash charges such as depreciation, amortization, in-process research and development charges, and stock-based compensation, as well as fluctuations in operating asset and liability balances. Net cash used in operating activities was $669,000 for the nine months ended September 30, 2007, a $15.8 million decrease from the comparable period in 2006. During the nine months ended September 30, 2007, net cash used in operating activities was primarily a result of our net loss of $16.0 million, partially offset by changes in our operating assets and liabilities of $7.4 million, stock-based compensation expenses of $4.1 million, depreciation and amortization expense of $3.4 million, a reduction of accrued investment income of $403,000, and an increase in our allowance for doubtful accounts of $47,000. During the nine months ended September 30, 2006, net cash used in operating activities was primarily a result of our net loss of $17.9 million, changes in our operating assets and liabilities of $5.2 million, an increase in accrued investment income of $271,000, and a reduction in our bad debt reserve balance of $32,000; partially offset by stock-based compensation expenses of $3.7 million and depreciation and amortization expense of $3.3 million. For the nine months ended September 30, 2006, $271,000 has been reclassified from operating cash flows to investing cash flows related to investment income included in net income for which cash had not been received prior to September 30, 2006.

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $32.9 million for the nine months ended September 30, 2007, a $16.3 million increase from the comparable period in 2006. During the nine months ended September 30, 2007, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $104.1 million, and changes in our other long-term assets of $44,000; partially offset by purchases of available-for-sale short-term investments of $65.5 million, and capital expenditures of $5.8 million. During the nine months ended September 30, 2006, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $68.4 million, and changes in our other long-term assets of $56,000; partially offset by purchases of available-for-sale short-term investments of $47.8 million, and capital expenditures of $4.1 million.

Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs.

Net cash provided by financing activities was $6.1 million for the nine months ended September 30, 2007, an $11.2 million increase over the comparable period in 2006. During the nine month period ended September 30, 2007, net cash provided by financing activities was attributable to proceeds of $10.1 million from issuance of common stock as a result of options exercised by our employees; partially offset by $4.0 million of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of performance shares and upon the exercise of stock options. During the nine month period ended September 30, 2006, net cash used in financing activities was attributable to $5.1 million of open-market purchases of our common stock under our stock repurchase program, and by $257,000 of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of performance shares and upon the exercise of stock options; partially offset by $252,000 of proceeds from issuance of common stock as a result of options exercised by our employees.

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

As of September 30, 2007, our investment portfolio contained three asset backed commercial paper instruments issued by Structured Investment Vehicles (“SIVs”) with a par value of $4.5 million each, or $13.5 million in total. In general, a SIV is an investment company that generates investment returns through yield curve arbitrage by purchasing high grade medium and long-term fixed income instruments and funding those purchases by issuing low cost, short-term senior debt instruments such as asset-backed commercial paper and asset-backed medium term notes. These investments are considered illiquid based upon the fact that there were no open market bids for these investments as of September 30, 2007, or through November 9, 2007, the date of this filing. As such, the fair value of these investments was estimated to approximate the amortized cost, or $13.4 million in total, by a third party pricing firm that supplies pricing estimates to our investment manager. One of these investments was repaid in full by the issuer on its maturity date of October 3, 2007. The two remaining investments mature on November 13, 2007 and January 18, 2008, and are rated A-1+ by Standard and Poor’s and P1 by Moody’s. In addition, we have reviewed the respective issuer’s liquidity for the two remaining investments as well as the quality of the underlying collateral to further support each issuer’s ability to repay the respective investments at maturity. It is our intent to hold these investments to maturity. As a result, we have not recorded an impairment charge or similar write-down of the reported values. However, if these securities were to begin trading below these values in the future, or the issuer were to default on its repayment obligations, we may be required to record losses on these investments, which would in turn negatively impact our results of operations and our financial condition.

We expect that cash requirements for our payroll and other operating costs will continue at or slightly above existing levels. We also expect that we will continue to acquire capital assets such as manufacturing equipment, computer systems and related software, office equipment, furniture and fixtures, and leasehold improvements, as the need for these items arises. Furthermore, our cash reserves may be used to strategically acquire other companies, products, or technologies that are complementary to our business.

Our existing cash, cash equivalents, and investment balances will likely decline during the remainder of 2007 as a result of our anticipated operating losses. In addition, any weakening of current economic conditions, or changes in our planned cash outlay, could also negatively affect our existing cash, cash equivalents, and investment balances. However, based on our current business plan and revenue prospects, we believe that our existing cash and short-term investment balances will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed later in this discussion in the section titled “Factors That May Affect Future Results of Operations.” In the unlikely event that we would require additional financing within this period, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2007, and the years ended December 31, 2006, 2005, and 2004, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

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

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. As of October 31, 2007, a nominee of Enel has not been elected to our board.

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, we cooperated with Enel to integrate LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, we supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from us. Under the software enhancement agreement, we provide software enhancements to Enel for use in its Contatore Elettronico system. Both the new development and supply agreement and the software enhancement agreement expire in December 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

For the three and nine months ended September 30, 2007, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $3.0 million and $8.0 million, respectively. As of September 30, 2007, $158,000 of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers. For the quarter and nine months ended September 30, 2006, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $53,000 and $7.1 million, respectively. As of September 30, 2006, $4.1 million of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

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

In addition, shipment of NES products to a particular jurisdiction or customer is generally dependent on either obtaining regulatory approval for the NES meter or other products from a third party for the relevant jurisdiction, or satisfying the customer’s internal testing requirements, or both. This approval process is often referred to as homologation or type testing. Further, shipment of NES products into some jurisdictions requires our contract manufacturers to pass certain tests and meet various standards related to the production of our NES meters. Failure to receive any such approval on a timely basis or at all, or failure to maintain any such approval, would have a material adverse impact on our ability to ship our NES system products, and would therefore have an adverse affect on our results of operations and our financial condition.

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

We cannot be certain that these and other key suppliers will continue to supply us with critical products or components. If any of our key suppliers were to stop manufacturing our products or supplying us with our key components, it could be expensive and time consuming to find a replacement. In addition, as our NES business grows, we will be required to expand our business with our key suppliers or find additional sources of supply. There is no guarantee that we would be able to find acceptable alternative or additional sources. Additional risks that we face if we must transition between CEMs include:

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

In the event of late deliveries, late or improper installations or operations, failure to meet product specifications or other product failures, failure to achieve performance specifications, indemnities or other compliance issues, the agreements governing the sales of the NES system may expose us to penalties, damages and other liabilities. Even in the absence of such contractual provisions, we may agree to assume certain liabilities for the benefit of our customers. Any such liabilities would have an adverse effect on our financial condition and operating results.

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

The principal competitive factors that affect the markets for our products include the following:

•	our ability to anticipate changes in customer requirements and to develop new or improved products that meet these requirements in a timely manner;

•	the price and features of our products such as adaptability, scalability, functionality, ease of use, and the ability to integrate with other products;

•	our product reputation, quality, performance, and conformance with established industry standards;

•	our ability to meet a customer’s required delivery schedules;

•	our customer service and support;

•	warranties, indemnities, and other contractual terms; and

•	customer relationships and market awareness.

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

We have operations located in nine countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 81.6% of our total net revenues for the three months ended September 30, 2007, and 60.9% for the comparable period in 2006; and 84.8% of our total net revenues for the nine months ended September 30, 2007, and 66.3% for the comparable period in 2006. We expect that international sales will continue to constitute a significant portion of our total net revenues as our NES revenues, which currently result predominantly from international sales, will increase significantly in 2007 as compared to 2006.

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

Additional risks inherent in our international business activities include the following:

•	timing of and costs associated with localizing products for foreign countries and lack of acceptance of non-local products in foreign countries;

•	inherent challenges in managing international operations;

•	the burdens of complying with a wide variety of foreign laws and unexpected changes in regulatory requirements, tariffs, and other trade barriers;

•	economic and political conditions in the countries where we do business;

•	differing vacation and holiday patterns in other countries, particularly in Europe;

•	labor actions generally affecting individual countries, regions, or any of our customers, which could result in reduced demand for our products;

•	international terrorism and anti-American sentiment; and

•	potentially adverse tax consequences, including restrictions on repatriation of earnings.

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

•	recording of expense relating to equity compensation as required under SFAS No. 123R will decrease our earnings;

•	we may incur costs associated with any future business acquisitions; and

•

results of impairment tests for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, with respect to goodwill and other identified intangible assets that we acquired in the past or that we may acquire in the future may negatively affect our earnings and financial condition.

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

As of October 31, 2007, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 33.7% of our outstanding stock.

When we sold 3.0 million newly issued shares of our common stock to Enel on September 11, 2000, we granted Enel the right to nominate a director to our board of directors, although a nominee of Enel does not currently sit on our board. In connection with the stock sale, our directors and our Chief Financial Officer agreed to enter into a voting agreement with Enel in which each of them agreed to vote in favor of Enel’s nominee to our board of directors. In addition, Enel agreed to vote for our board’s recommendations for the election of directors, approval of accountants, approval of Echelon’s equity compensation plans, and certain other matters. As a result, our directors and executive officers, together with certain entities affiliated with them, may be able to control substantially all matters requiring approval by our stockholders, including the election of all directors and approval of certain other corporate matters.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at September 30, 2007 and September 30, 2006, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant.

If foreign exchange rates were to fluctuate by 10% from rates at September 30, 2007, and September 30, 2006, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

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

Conclusions Regarding Disclosure Controls and Procedures and Internal Controls Over Financial Reporting

Our CEO and our CFO have reviewed our disclosure controls and procedures and our internal controls over financial reporting in order to both evaluate their effectiveness and to ensure they have been designed to provide reasonable assurance of achieving their objectives. The objective of these controls is to make sure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, they have concluded that as of September 30, 2007, our disclosure controls and procedures and our internal controls over financial reporting are effective at this reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Factors That May Affect Future Results Of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This restated description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I Item 1A of our 2006 Annual Report on Form 10-K and in Part II Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March and August 2004, our board of directors approved a stock repurchase program, which authorizes us to repurchase up to 3,000,000 shares of our common stock in the open market, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. The board of directors extended the term of the stock repurchase program in March 2006 and again in February 2007. Since inception, we have repurchased a total of 2,204,184 shares under the program at a cost of $16.1 million. As of September 30, 2007, 795,816 shares are available for repurchase. The stock repurchase program will expire in March 2008. The following table provides information about the repurchase of our common stock during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1- July 31	15,030	$22.15	—	795,816
August 1- August 31	257,969	$27.58	—	795,816
September 1- September 30	34,455	$28.97	—	795,816

Total	307,454	$27.47	—	795,816

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

3.3*	Amended and Restated Bylaws of Registrant.

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

*	Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date:	November 9, 2007	By:	/s/ Oliver R. Stanfield
Oliver R. Stanfield,
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

3.3*	Amended and Restated Bylaws of Registrant.

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

*	Previously filed.