Form 10-K
period 2007-12-31
ECHELON CORP
filed 2008-03-17
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(408) 938-5200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	The NASDAQ Stock Market LLC (The Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, there were 39,672,418 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the per share closing sale price of $15.63 of such shares on the Nasdaq Global Market on June 29, 2007) was approximately $426.8 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2008, 40,810,133 shares of the registrant’s common stock, $.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 2008 (Proxy Statement)	Part III

ECHELON CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future that are forward-looking. These statements include those discussed in Item 1, Business, including “General,” “Markets,” “Products and Services,” “Product Development,” “Marketing,” “Competition,” and “Government Regulation” in Item 1A, Risk Factors, in Item 2, “Properties,” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Critical Accounting Policies,” “Results of Operations,” “Off-Balance-Sheet Arrangements and Other Contractual Obligations,” “Liquidity and Capital Resources,” “Related Party Transactions,” “Recently Issued Accounting Standards,” and elsewhere in this report. In this report, the words “anticipate,” “believe,” “expect,” “intend,” “future,” “moving toward” and similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of factors including, but not limited to, those set forth in the section entitled “Risk Factors” and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ.

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

In the building, home, industrial, transportation, and other automation markets, we sell a suite of network infrastructure products to original equipment manufacturers (OEMs). OEMs “design in,” or embed, our products into their products and systems in order to give their products local intelligence and networking capability. We call the products that we sell to OEMs our LONWORKS® Infrastructure, or “LWI”, product line. Our LWI products include transceivers, control modules, routers, network interfaces, development tools, and software tools and toolkits. Representative customers include BOC Edwards, EnerNOC, Fuji Electric, Fujitsu General, Groupe Schneider, Honeywell, Johnson Controls, NTT Data, Samsung, Schindler Elevator, Siemens, and Trane. By using our LWI products, we believe OEMs can reduce their development time and expense and bring higher quality, more functional products to market than previously possible or than would be possible using alternative development approaches. Additionally, we believe the resulting products can also be “energy aware” and save energy, and are also lower cost for end-users to install, maintain and operate.

For the electric utility industry we have developed an advanced metering infrastructure system that we call the Networked Energy Services (NES) system. The NES system provides a two-way information and control path between the utility and its customer, which we believe enables utilities to reduce operating costs; improve customer service; offer multiple tariff plans, including time-of-use metering and prepay metering; promote energy efficiency; better utilize distribution assets; improve grid quality and reliability; control loads and reduce peak demand; and respond more rapidly to changing customer and regulatory requirements. Our primary channel to market for the NES system is through value-added resellers (VARs). Examples of NES VARs and partners include ES Elektrosandberg AB, ES Mätteknik, EVB, Gorlitz, Limited Liability Company Engineering Center ENERGOAUDITCONTROL, and Telvent. These VARs in turn add application software, project management, and other value-added services to provide utilities with complete advanced metering systems offerings. Representative end-use customers include Vattenfall and E.ON in Sweden, Nuon in the Netherlands, Integral Energy in Australia, and Duke Energy in the United States.

For system integrators serving the street lighting, remote facility monitoring, and energy management markets, we have developed the i.LON® Internet server family of products, which provides a low-cost, robust Internet interface and local control capability for remote devices and systems. We believe that the i.LON product family provides a compelling platform for applications that can monitor and substantially reduce energy consumption, lower maintenance costs, and enhance safety and convenience. Representative resellers of i.LON–based, managed street lighting solutions include EnerNOC, Streetlight Vision, Device Insight, and Intron. Representative end-use customers include the City of Oslo, Norway and the City of Bremen, Germany.

In quick-service restaurants, our LonWorks technology and i.LON Internet Server are being used to monitor and control kitchen equipment and key building systems (including HVAC and lighting) through a single network, in an effort to manage energy use and improve efficiency. For example, the fast-food giant McDonald’s is encouraging its kitchen equipment manufacturers to incorporate our LonWorks technology into new equipment as a way to lower operating costs and improve operations. The potential savings for quick-service restaurants is considerable since the average restaurant, operating without an effective control system, spends thousands of dollars a year in energy costs.

We view our system infrastructure and network infrastructure product lines as two complementary sides of the same coin, tied together by a common theme of energy management. We believe that, while each offering has substantial value on its own, together they bring a more comprehensive and valuable solution to the end user and that, over time, our success in system infrastructure applications helps drive success in the network infrastructure applications and vice-versa. For example, we believe that utilities that adopt our NES system become better prospects for i.LON-based street lighting systems and for in-home and in-building energy management applications based on our LWI products. We believe the same synergy is present for utilities that first adopt an i.LON-based street lighting system. Likewise we believe that because our system products are built on our LWI products, the availability of home and commercial devices based on our LWI products represents an opportunity for utilities to extend the reach of energy management into homes and buildings.

Markets

We market our products and services primarily in North and South America, Europe, Japan, China and other selected Asia Pacific countries. Our principal target markets include the following:

Electric Utilities

We believe the worldwide electric metering industry is transitioning from stand-alone meters or limited-function automatic metering reading (AMR) systems to advanced metering infrastructure (AMI), or “smart grid” systems. These advanced systems offer two-way communication and multiple services over a common infrastructure to utilities and their customers, and provide the ability to add new functionality over time to “future proof” the system. While the timing and speed of the transition varies by geography, and even within a given geography by utility, we believe that two principal factors will drive this change: market deregulation, which motivates utilities to increase service quality and flexibility while lowering their cost-to-serve; and growing availability and sustainability concerns, which drive regulators and utilities toward time-of-use pricing, demand response, load shifting, and other programs to reduce both energy consumption and peak-load demand.

To capitalize on this opportunity, Echelon developed the NES system. With a strategy of selling the NES system through our VAR partners, we launched the NES VAR channel and shipped the first release of our NES system products for use in trials in December 2003. We, or more often our VARs or other partners, have installations that are underway or completed in Australia, Austria, Denmark, the Netherlands, Russia, Sweden, and the United States. To date, we have shipped over one million NES meters to customers around the world. We believe that the NES system serves a worldwide market opportunity arising from the need to save energy and reduce carbon emissions. In addition to announced installations, Echelon, or more often our VARs, are participating in many trial and pilot projects.

In June 2000, we began working with the Italian utility Enel to incorporate our technology into Enel’s Contatore Elettronico project. Under this project, Enel replaced its existing stand-alone electricity meters with advanced, networked electricity meters at about 27 million of its customers’ locations in Italy. We completed our scheduled deliveries under this project in 2005. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from us. Under the software enhancement agreement, we provide software enhancements to Enel for use in the Contatore Elettronico system. Both the development and supply agreement and the software enhancement agreement expire in December 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances. Sales to Enel and its meter manufacturers accounted for 10.3% of our total revenues in 2007, 12.4% in 2006, and 36.2% in 2005.

Building Automation.

Our LWI product line is used by companies worldwide in most areas of the building automation industry, including access control; automatic doors; elevators; energy management; fire/life/safety; heating, ventilation, and air conditioning (HVAC); lighting; metering; security; and automated window blinds. We believe that our products are widely accepted because they lower installed system cost, reduce ongoing life-cycle costs, and increase functionality. We also believe that an increased global interest in reducing energy consumption — both to reduce cost and minimize impact to the environment — has become a driving force behind the adoption of our LWI and i.LON Internet server products. For example, using a LONWORKS building management system to integrate and optimize HVAC, lighting, security, and other subsystems, the Crown Estate headquarters building in London was able to achieve 33% less carbon dioxide emissions than that of a comparable building and was awarded the highest rating possible by BREEAM, a U.K. assessment method that rates the environmental performance of new and existing buildings. Our OEM customers in the building automation market include Groupe Schneider, Honeywell, Johnson Controls, Philips Lighting, Schindler Elevator, Siemens, and Yamatake. Sales to Honeywell, both direct and through distribution, accounted for approximately 4.3% of our total revenues in 2007 and 11.0% of our total revenues in 2006.

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

Demand Response

Echelon’s products, including the i.LON Internet Server and SmartServer, are being used by several energy management companies to implement automated demand response solutions, that help business customers manage energy use and control energy costs during peak electricity periods.

Street Lighting

We believe that the street lighting market, which we estimate contains about 740 million street light poles worldwide, represents a large market opportunity for our LWI and i.LON Internet server products. Through the combination of our power line smart transceiver product built into ballasts to provide local intelligence, control, and reliable networking, and our i.LON Internet server, which provides local control and remote Internet connectivity, LONWORKS based street lighting systems can reduce energy consumption and cut maintenance costs through remote diagnostics and predictive failure reporting while enhancing safety and lighting quality. For example, the City of Oslo, Norway is in the process of replacing ballasts in 55,000 streetlights with electronic ballasts that communicate over existing power lines using Echelon’s power line technology. Preliminary results have demonstrated energy reduction of over 50% and cost reductions on the order of 30%. Our OEM customers and reseller partners in the street lighting market include Luminext, Device Insight, Kongsberg Analogic, Philips Lighting Control, SELC, and Streetlight Vision.

Home Control

While the market for home automation and control is still in its infancy, we believe that product innovations we have made to simplify the installation of such devices, coupled with a growing consumer demand for “green” products that can help devices manage and reduce and control their energy costs, has created a new opportunity in the market for networked home control products. In response to this opportunity, in November 2006 we launched the Digital Home® Alliance. The Digital Home Alliance is designed to bring together a collection of companies that market networked home control products based upon Echelon’s LONWORKS control networking technology and promote to consumers the value of the Digital Home Alliance logo as a mark of products that network together, are easy to install, and add value to consumers’ lives.

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

Our LWI network infrastructure products include transceivers, control modules, routers, network interfaces, development tools, and software tools and toolkits. Transceivers and control modules are products that our OEM customers use to embed networking and intelligence into their products. In 2005, we announced a new embedded control networking platform, called Pyxos™ and in late 2006 we began deliveries of the first products based on this platform, which includes development tools and the Pyxos FT chip, which is designed to be built into the sensors and actuators embedded inside a machine. Sales of transceivers and control modules generated approximately 25.4% of our revenues during 2007, 53.5% of our revenues during 2006, and 38.1% of our revenues during 2005. Routers are used to control and partition network traffic, increasing the total throughput and speed of the system or to provide transparent support for multiple media, which makes it possible to signal between different types of media, such as twisted pair, power line, radio frequency, and optical fiber. Network interfaces are products that can be used to connect computers and controllers to a LONWORKS network. Our Mini EVK and NodeBuilder® development tools are designed to make it easy for OEMs to design our transceivers and control modules into their products and systems. Our software tools and toolkits include our LNS® network operating system, which provides a client-server platform for installing, maintaining, monitoring, and interfacing with LONWORKS networks, and the LNS based LonMaker® Integration Tool, which built on the Microsoft Visio technical drawing package to give users a graphical, “drag and drop” environment for designing their network’s control system.

Our system infrastructure products include the i.LON family of Internet servers and the NES system. Our i.LON products provide cost-effective, secure LAN, WAN, and Internet connectivity to everyday devices in control networks. The i.LON 100 Internet server also includes a number of capabilities specifically designed to simplify the implementation and increase the functionality of LONWORKS-based street lighting and remote facility monitoring and energy management applications. Our NES system is designed to provide the core networking infrastructure necessary to build and deploy an advanced metering system. It includes a family of digital electricity meters, a family of data concentrators, and the NES system software. NES electricity meters are designed to meet the needs of residential and light commercial users. Since electricity meters are measurement devices used to bill consumers many, but not all, countries require that meters be certified (or “homologated”) by a recognized authority to verify their accuracy. As of December 31, 2007, NES meters had been homologated in 17 countries. However, each new version of one of our meters will generally require re-homologation. The mechanical form-factor and characteristics also vary by country. Our initial set of NES meters conformed to the IEC standards used throughout most of Europe and parts of Asia. In 2006 we added additional products that meet the BS standards used in the UK and many former British Colonies, the AS standards used in Australia, and meters that conform to the ANSI form-factor used throughout the United States and Canada. NES data concentrators are designed to reduce system cost by enabling all of the electricity on a given low voltage transformer to share a single wide area connection. Data concentrators are offered in different configurations based upon the number of meters that they are designed to manage. Data concentrators connect to the wide area network using an industry standard modem interface and communicate using Internet standard TCP/IP, allowing our resellers and their utility customers to select a wide variety of available connectivity options including GPRS (general packet radio service), GSM (Global System for Mobile communications), PSTN (public switched telephone networks), BPL (broadband over power line), WiFi, WiMax, Fiber Optic, Ethernet and others. The NES system software is enterprise software designed to allow our customers to quickly integrate the NES system into a utility’s business processes and systems. Through the NES system software, the NES system, in effect, looks like a collection of web services and events, allowing a wide range of industry standard tools and operating environments to be used. The NES system software is designed to scale from low cost, single server implementations for small pilots, to large scale systems distributed physically and geographically across multiple servers to support millions of meters with high reliability, availability, and scalability requirements.

We also offer a variety of technical training courses covering our products and technology. These courses are designed to provide hands-on, in-depth and practical experience that can be used immediately by our customers to build products and systems based on our products. In some instances these classes are also licensed to third-parties in foreign markets who present them in the local language. Additionally, we offer a variety of computer-based training courses that can be taken over the Internet. We also offer telephone, e-mail, and on-site technical support to our customers on an annual contract or per-incident basis. The goal of these support services to resolve customers’ technical problems on a timely basis, ensure that our products will be used properly, and shorten the time required for our customers to develop products that use our technology.

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

Our total expenses for product development were $32.5 million for 2007, $28.4 million for 2006, and $25.1 million for 2005. Included in these totals were equity compensation expenses of $2.4 million, $1.9 million, and $143,000, for the years ended December 31, 2007, 2006, and 2005, respectively. In addition, of the $25.1 million of product development expenses incurred in 2005, approximately $37,000 related to amortization charges for intangible assets acquired in prior years. We anticipate that we will continue to commit substantial resources to product development in the future and, as a result, product development expenses may continue to increase over historical levels. To date, we have not recorded any capitalized software development costs from our development efforts.

Marketing

Our marketing efforts focus on creating awareness of our brand, the products and solutions that we offer, and the capabilities and benefits that they bring. We conduct an integrated marketing program comprised of press releases, brochures, published papers, case studies, participation in industry trade shows, speaking at industry conferences, webinars, advertising, direct mail, newsletters, our global website, and the LONWORLD® industry exhibition and conference. We have also formed and actively participate in two associations directly focused on the adoption of our products, LONMARK® International and the Digital Home Alliance, and participate in other relevant industry organizations.

Sales and Distribution

In most regions of the world we market and sell our products and services using our direct sales organization, distributors, value-added resellers, and integration partners. We rely solely on distributors in certain markets in the Asia Pacific and Latin America regions. During the three years ended December 31, 2007, the Company had five customers that accounted for a majority of its revenues: EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its LONWORKS® Infrastructure products in Europe, Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers), and Telvent Energia y Medioambiente SA (“Telvent”), Limited Liability Company Engineering Center ENERGOAUDITCONTROL (“EAC”), and ES Elektrosandberg AB (“ES”), value added resellers of the Company’s NES products. For the years ended December 31, 2007, 2006, and 2005, the percentages of the Company’s revenues attributable to sales made to these customers were as follows:

	Year Ended December 31,
	2007	2006	2005
Telvent	28.2%	—%	—%
EBV	12.8%	27.1%	21.0%
ES	11.4%	0.1%	—%
Enel	10.3%	12.4%	36.2%
EAC	7.2%	—%	—%

Total	69.9%	39.6%	57.2%

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

Our international sales include both export sales and sales by international subsidiaries and accounted for 86.6% of our total revenues for 2007, 65.5% of our total revenues for 2006, and 77.1% of our total revenues for 2005.

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

For most of our products requiring assembly, we use contract electronic manufacturers including WKK Technology, TYCO, Jabil, and Flextronics. These contract electronic manufacturers procure material and assemble, test, and inspect the final products to our specifications.

Working Capital

As of December 31, 2007, we had working capital, defined as current assets less current liabilities, of $129.9 million, which was a decrease of approximately $2.5 million compared to working capital of $132.4 million as of December 31, 2006.

As of December 31, 2007, we had cash, cash equivalents, and short-term investments of $107.2 million, which was a decrease of approximately $17.0 million compared to a balance of $124.2 million as of December 31, 2006. Cash used in operating activities in 2007 of $15.6 million was primarily the result of our net loss of $14.5 million and a net increase in our operating assets and liabilities of $13.0 million, all of which was partially offset by non-cash charges for stock-based compensation expenses of $6.6 million, depreciation and amortization expenses of $4.7 million, and a decrease in accrued investment income of $436,000.

Competition

Competition in our markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new products, features and services in a timely and efficient manner. The principal competitive factors that affect the markets for our products include:

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

In each of our markets, our competitors include both small companies as well as some of the largest companies in the electronics industry operating either alone or together with trade associations and partners. Our key competitors include companies such as Siemens in the building industry; Allen-Bradley (a subsidiary of Rockwell Automation), Groupe Schneider and Siemens in the industrial automation industry; the Bayard Capital group of companies, DCSI, Elster, Enel, GE, IBM, Iskraemeco, Itron/Actaris, and Siemens in the utility industry; Siemens in the transportation industry; and Zensys in the home control market. Key industry standard and trade group competitors include BACnet, Konnex, and DALI in the buildings industry; Profibus, HART, and DeviceNet in the industrial control market; DLMS in the utility industry; Zigbee and the ZWave alliance in the home control market; and the Train Control Network (TCN) in the rail transportation market. Each of these standards and/or alliances is backed by one or more competitors. For example, the Zigbee alliance includes over 150 member companies with promoter members such as Eaton, Freescale, Motorola, Texas Instruments, STMicroelectronics, Ember, Siemens, Honeywell, Mitsubishi Electric, Samsung, Schneider Electric, Tendril, Huawei Technologies, and Philips.

Additionally, while our product implementations are proprietary to Echelon and often protected by unique, patented implementations, LONWORKS technology is open, meaning that many of our basic control networking patents are broadly licensed without royalties or license fees. For instance, all of the network management commands required to develop software that competes with our LNS software are published. As a result, our customers are capable of developing hardware and software solutions that compete with many of our products.

Government Regulation

Many of our products and the industries in which they are used are subject to U.S. and foreign regulation as well as local, industry-specific codes and requirements. While we believe that changes in environmental regulations can benefit our sales due to the demonstrated ability of our products to reduce and better manage energy consumption, government regulatory action could also greatly reduce the market for our products or cause us to undertake significant development efforts to make our products compliant, as was the case with the Restriction of Hazardous Substances (RoHS) regulations that went into effect in Europe in 2006. Some of our competitors have also attempted to use regulatory actions to reduce the market opportunity for our products or to increase the market opportunity for their products. We have resisted these efforts and will continue to oppose competitors’ efforts to use regulation to impede competition in the markets for our products.

Proprietary Rights

We own numerous patents, trademarks, and logos. As of February 29, 2008, we had received 100 United States patents, and had 5 patent applications pending. Some of these patents have also been granted in selected foreign countries. Many of the specific patents that are fundamental to LONWORKS technology have been licensed to our customers with no license fee or royalties. At present, the principal value of the remaining patents relates to our specific implementation of our products and designs.

We hold several trademarks in the United States, many of which are registered, including Echelon, LonBuilder®, LONMARK, LonTalk®, LONWORKS, Neuron, LON, LonPoint®, LonUsers®, LonMaker, 3120®, 3150®, LNS, LonManager®, Digital Home, and NodeBuilder. We have also registered some of our trademarks and logos in foreign countries.

Employees

As of February 29, 2008, we had 319 employees worldwide, of which 148 were in product development, 67 were in sales and marketing, 53 were in general and administrative, 39 were in operations, and 12 were in customer support and training. About 212 employees are located at our headquarters in California and 45 employees are located in other offices throughout the United States. Our remaining employees are located in ten countries worldwide, with the largest concentrations in Germany, Japan, the Netherlands, the United Kingdom, and Hong Kong. None of our employees is represented by a labor union. We have not experienced any work stoppages and we believe relations with our employees are good.

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

Executive Officers of the Registrant

M. Kenneth Oshman, age 67, has been our Chairman and Chief Executive Officer since December 1988. He also served as our President from 1988 to 2001. Prior to joining Echelon, Mr. Oshman, with three associates, founded ROLM Corporation, a telecommunications equipment company, in 1969. He was Chief Executive Officer, President, and a director of ROLM from its founding until its merger with IBM in 1984. Following the merger, he became a Vice President of IBM and a member of the Corporate Management Board. He remained in that position until 1986. Prior to founding ROLM, Mr. Oshman was a member of the technical staff at Sylvania Electric Products from 1963 to 1969. In addition to his responsibilities at our company, Mr. Oshman serves as a director of Sun Microsystems. Mr. Oshman earned B.A. and B.S.E.E. degrees from Rice University and M.S. and Ph.D. degrees in Electrical Engineering from Stanford University.

Beatrice Yormark, age 63, has been our President and Chief Operating Officer since September 2001. She served as our Vice President of Marketing and Sales from January 1990 to August 2001. Ms. Yormark joined our company from Connect, Inc., an on-line information services company, where she was the Chief Operating Officer. Before joining Connect, Ms. Yormark held a variety of positions, including Executive Director of Systems Engineering for Telaction Corporation, Director in the role of Partner at Coopers & Lybrand, Vice President of Sales at INTERACTIVE Systems Corporation, and various staff positions at the Rand Corporation. In addition to her responsibilities at our company, Ms. Yormark serves as a director of ID Systems, (NASDAQ: IDSY). Ms. Yormark holds a B.S. degree in Mathematics from City College of New York and a M.S. degree in Computer Science from Purdue University.

Oliver R. Stanfield, age 58, has been our Executive Vice President & Chief Financial Officer since September 2001. He served as our Vice President and Chief Financial Officer from March 1989 to August 2001. Mr. Stanfield joined our company from ROLM, where he served in several positions since 1980, including: Director of Pricing; Vice President, Plans and Controls; Vice President, Business Planning; Vice President, Financial Planning and Analysis; Treasurer; and Controller, Mil Spec Division. Prior to joining ROLM, Mr. Stanfield worked for ITEL Corporation, Computer Automation and Rockwell International. Mr. Stanfield began his business career with Ford Motor Company in 1969 in various accounting positions while completing a B.S. degree in Business Administration and an M.B.A. degree from the University of Southern California.

Anders B. Axelsson, age 48, has been our Senior Vice President of Sales & Marketing since June 2003. Prior to joining our company, he was Chief Executive Officer of PowerFile, Inc. From 1999 to 2001, he was President/General Manager of Snap Appliances, Inc. Between 1992 and 1999, he worked for Measurex, which was later acquired by Honeywell, and served in several positions, including Vice President of Engineering and Marketing and President/Managing Director for Europe. Mr. Axelsson started his career with ABB in 1981 where he worked for 11 years in various sales, marketing, and engineering management positions. He holds a B.S. in Electrical Engineering from ED Technical Institute in Jonkpoing, Sweden and is a graduate of the Executive Program at the University of Michigan.

Kathleen Bloch, age 51, has been our Senior Vice President and General Counsel since February 2003. Prior to joining our company, Ms. Bloch was a partner in the law firm of Wilson Sonsini Goodrich & Rosati, P.C., where she practiced from 1996 to 2003. Prior to joining Wilson Sonsini Goodrich & Rosati, she was a partner with the San Francisco and Los Angeles offices of Sheppard Mullin Richter & Hampton. Ms. Bloch received a B.S. degree in Business Administration from the University of Southern California and her law degree from Stanford Law School.

Frederik Bruggink, age 52, has been our Senior Vice President and General Manager of our Service Provider Group since July 2002. He served as our Senior Vice President of Sales and Marketing from September 2001 to June 2002, and as our Vice President, Europe, Middle East and Africa, from April 1996 to August 2001. Mr. Bruggink joined our company in 1996 from Banyan Systems, where he was Vice President, Europe. From 1985 to 1993, Mr. Bruggink held several positions at Stratus Computer, including General Manager for Holland, Benelux, and Northern Europe. His last position at Stratus was Vice President, Northern Europe. Prior to joining Stratus, he held sales positions at Burroughs Computers. Mr. Bruggink attended the University of Leiden.

Russell Harris, age 46, joined us in September 2001 as our Senior Vice President of Operations. Mr. Harris also manages our hardware engineering organization. Prior to joining our company, he served as the Vice President of Operations for NetDynamics from 1996 until its acquisition by Sun Microsystems in 1998. From 1998 to 1999, Mr. Harris served in a management transition role for Sun Microsystems. From 1991 to 1996, Mr. Harris was the Director of Operations at Silicon Graphics, Inc. From 1985 through 1991, he held various positions at Convergent Technologies and Unisys Corporation. His last position at Unisys was as Director of IT for Worldwide Operations. Mr. Harris earned B.S. and M.S. degrees in Industrial Engineering from Stanford University.

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

We and our partners sell our NES system to utilities. For several reasons, sales cycles with utility companies are generally extended and unpredictable. Utilities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending. In addition, in many instances, a utility may require one or more field trials of automated meter infrastructure (AMI) projects that is based on our NES system before moving to a volume deployment. There is also generally an extended development and integration effort required in order to incorporate a new technology into a utility’s existing infrastructure. A number of other factors may also need to be addressed before the utility decides to engage in a full-scale deployment of our NES system, including:

•	the time it takes for utilities to evaluate multiple competing bids, negotiate terms, and award contracts for large scale metering system deployments;

•	the deployment schedule for projects undertaken by our utility or systems integrator customers; and

•	delays in installing, operating, and evaluating the results of an AMI field trial that is based on our NES system.

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

Once a utility decides to move forward with a large-scale deployment of an AMI project that is based on our NES system, the timing of and our ability to recognize revenue on our NES system product shipments will depend on several factors. These factors, some of which may not be under our control, include shipment schedules that may be delayed or subject to modification, other contractual provisions, such as customer acceptance of all or any part of the AMI system, and our ability to manufacture and deliver quality products according to expected schedules. In addition, the complex revenue recognition rules relating to products such as our NES system may also require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. As a consequence, our ability to predict the amount of NES revenues that we may expect to recognize in any given fiscal quarter is likely to be limited. As NES revenues account for an increasing percentage of our overall revenues, we and our investors may have increasing difficulty in projecting our financial results.

Sales of our NES system may fail to meet our financial targets.

We have invested and intend to continue to invest significant resources in the development and sales of our NES system. Our long-term financial goals include expectations for a reasonable return on these investments. However, to date the revenues generated from sales of our NES system products have not yielded gross margins in line with our long term goals for this product line, while our NES related operating expenses have increased significantly.

In order to achieve our financial targets, we must meet the following objectives:

•	Increase market acceptance of our NES system products in order to increase revenues;

•	Increase gross margin from our NES revenues by continuing to reduce the cost of manufacturing our NES system products;

•	Manage the manufacturing transition to reduced-cost NES products; and

•	Manage our operating expenses to a reasonable percentage of revenues.

We cannot assure you that we will meet any or all of these objectives to the extent necessary to achieve our financial goals.

We depend on a limited number of key suppliers.

Our future success will depend significantly on our ability to timely manufacture our products cost-effectively, in sufficient volumes, and in accordance with quality standards. For most of our products requiring assembly, we rely on a limited number of contract electronic manufacturers (CEMs), principally WKK Technology (“WKK”), TYCO, Jabil, and Flextronics. These CEMs procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks, including reduced control over quality, costs, delivery schedules, availability of materials, components, and finished products, and manufacturing yields. In addition, CEMs can experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers.

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

We may elect to change any of these key suppliers. For example, we are currently in the process of ending our relationship with WKK and moving the production of products WKK builds for us to alternative CEMs. This transition will require us to purchase inventory from WKK that WKK procured in anticipation of our production requirements. In addition, we currently have capital equipment located at WKK that must be relocated to the new CEMs in order to continue manufacturing our products there. In addition, if any of our key suppliers were to stop manufacturing our products or supplying us with our key components, it could be expensive and time consuming to find a replacement. Also, as our NES business grows, we will be required to expand our business with our key suppliers or find additional sources of supply, as we have recently done with Flextronics and Jabil. There is no guarantee that we would be able to find acceptable alternative or additional sources. Additional risks that we face if we must transition between CEMs include:

•	moving raw material, in-process inventory, and capital equipment between locations, some of which may be in different parts of the world;

•	reestablishing acceptable manufacturing processes with a new work force; and

•	exposure to excess or obsolete inventory held by contract manufacturers for use in our products.

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

Competition in our markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, rapid changes in customer requirements, and localized market requirements. In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses.

The principal competitive factors that affect the markets for our products include the following:

•	our ability to anticipate changes in customer requirements and to develop or improve our products to meet these requirements in a timely manner;

•	the price and features of our products such as adaptability, scalability, functionality, ease of use, and the ability to integrate with other products;

•	our product reputation, quality, performance, and conformance with established industry standards;

•	our ability to meet a customer’s required delivery schedules;

•	our customer service and support;

•	warranties, indemnities, and other contractual terms; and

•	customer relationships and market awareness.

Competitors for our NES system products include the Bayard Capital group of companies, DCSI, Elster, Enel, General Electric, Iskraemeco, Itron/Actaris, Kamstrup, Sensus, and Siemens, which directly or through IT integrators such as IBM or telecommunications companies such as Telenor, offer metering systems that compete with our NES system offering.

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

Our products may contain undetected errors or failures when first introduced, as new versions are released, or as a result of the manufacturing or shipping process. In addition, our customers or their installation partners may improperly install or implement our products, which could delay completion of a deployment or hinder our ability to win a subsequent award. Furthermore, because of the low cost and interoperable nature of our products, LONWORKS technology could be used in a manner for which it was not intended.

If errors or failures are found in our products, we may not be able to successfully correct them in a timely manner, or at all. Such errors or failures could delay our product shipments and divert our engineering resources while we attempt to correct them. In addition, we could decide to extend the warranty period, or incur other costs outside of our normal warranty coverage, to help address any known errors or failures in our products and mitigate the impact on our customers. This could delay our revenues and increase our expenses.

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

We have operations located in ten countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 86.6%, 65.5%, and 77.1% of our total net revenues for the years ended December 31, 2007, 2006, and 2005, respectively. We expect that international sales will continue to constitute a significant portion of our total net revenues.

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

Additional risks inherent in our international business activities include the following:

•	timing of and costs associated with localizing products for foreign countries and lack of acceptance of non-local products in foreign countries;

•	inherent challenges in managing international operations;

•	the burdens of complying with a wide variety of foreign laws and unexpected changes in regulatory requirements, tariffs, and other trade barriers;

•	economic and political conditions in the countries where we do business;

•	differing vacation and holiday patterns in other countries, particularly in Europe;

•	labor actions generally affecting individual countries, regions, or any of our customers, which could result in reduced demand for, or could delay delivery or acceptance of, our products;

•	international terrorism and anti-American sentiment; and

•	potentially adverse tax consequences, including restrictions on repatriation of earnings.

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

Our quarterly and annual results have varied significantly from period to period, and we have sometimes failed to meet securities analysts’ expectations. Moreover, we have a history of losses and cannot assure you that we will achieve sustained profitability in the future. Our future operating results will depend on many factors, many of which are outside of our control, including the following:

•	the mix of products and services that we sell may change to a less profitable mix;

•	shipment, payment schedules, and product acceptance may be delayed;

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or use information that we regard as proprietary, or it may not be economically feasible to enforce them. Any of our patents, trademarks, copyrights or intellectual property rights could be challenged, invalidated or circumvented. In addition, we cannot assure you that we have taken or will take all necessary steps to protect our intellectual property rights. Third parties may also independently develop similar technology without breach of our trade secrets or other proprietary rights. In addition, the laws of some foreign countries, including several in which we operate or sell our products, do not protect proprietary rights to as great an extent as do the laws of the United States and it may take longer to receive a remedy from a court outside of the United States. Also, some of our products are licensed under shrink-wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions.

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

The trading price of our stock has been volatile, and may fluctuate due to factors beyond our control.

The trading price of our common stock is subject to significant fluctuations in response to numerous factors, including the following:

•	significant stockholders may sell some or all of their holdings of our stock;

•	investors may be concerned about our ability to develop additional customers for our products and services; and

•	volatility in our stock price may be unrelated or disproportionate to our operating performance.

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

As of February 29, 2008, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 33.0% of our outstanding stock.

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

We also lease office space for some of our sales and marketing employees in China, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, South Korea, and the United Kingdom and for some of our research and development employees in Fargo, North Dakota, and Germany. The leases for these offices expire at various dates through 2018. As of December 31, 2007, the future minimum rental payments for all of our leased office space, including those for our corporate headquarters facilities, totaled approximately $24.4 million. For the year ended December 31, 2007, the aggregate rental expense for all leased office space was approximately $5.4 million.

We believe that the facilities under lease by us will be adequate for at least the next 12 months. For additional information regarding our obligations under property leases, please see Note 6 of Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Report.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq Global Market under the symbol “ELON.” We began trading on NASDAQ on July 28, 1998, the date of our initial public offering. The following table sets forth, for the quarter indicated, the high and low sales price per share of our common stock as reported on the Nasdaq Global Market.

	Price Range
Year Ended December 31, 2007	High	Low
Fourth quarter	$30.66	$14.70
Third quarter	32.49	14.93
Second quarter	18.75	10.50
First quarter	10.68	7.19

Year Ended December 31, 2006	High	Low
Fourth quarter	$9.04	$7.70
Third quarter	8.99	6.92
Second quarter	9.49	7.32
First quarter	9.50	7.58

As of February 29, 2008, there were approximately 438 stockholders of record. Because brokers and other institutions hold many shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid dividends on our capital stock and do not currently expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

Equity Compensation Plan Summary Information

For information on our equity compensation plans, please refer to Note 2 to our accompanying consolidated financial statements.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of our fiscal year ended December 31, 2007.

Stock Price Performance Graph

The graph below compares the cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index (which is comprised of those companies in the information technology sector of the S&P 500 Index). The graph assumes that $100 was invested in our common stock on December 31, 2002 and in the S&P 500 Index and the S&P 500 Information Technology Index. Historic stock price performance is not necessarily indicative of future stock performance.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Product	$135,405	$56,515	$73,563	$108,947	$117,153
Service	2,172	761	865	974	1,000

Total revenues	137,577	57,276	74,428	109,921	118,153
Cost of revenues:
Cost of product	84,934	22,032	30,955	46,110	49,407
Cost of service	2,389	1,917	2,124	2,003	2,650

Total cost of revenues	87,323	23,949	33,079	48,113	52,057

Gross profit	50,254	33,327	41,349	61,808	66,096

Operating expenses:
Product development	32,511	28,357	25,098	25,262	35,113
Sales and marketing	21,030	20,372	21,023	19,440	18,597
General and administrative	16,490	14,505	20,018	13,388	12,108

Total operating expenses	70,031	63,234	66,139	58,090	65,818

Operating income (loss)	(19,777)	(29,907)	(24,790)	3,718	278
Interest and other income, net	5,717	5,817	5,225	2,140	2,219

Income (loss) before provision for income taxes	(14,060)	(24,090)	(19,565)	5,858	2,497
Provision for income taxes	452	350	154	586	600

Net income (loss)	$(14,512)	$(24,440)	$(19,719)	$5,272	$1,897

Income (loss) per share (1):
Basic	$(0.36)	$(0.62)	$(0.49)	$0.13	$0.05

Diluted	$(0.36)	$(0.62)	$(0.49)	$0.13	$0.05

Shares used in per share calculation (1):
Basic	39,891	39,487	40,377	40,918	40,070

Diluted	39,891	39,487	40,377	41,007	40,792

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$107,190	$124,157	$154,480	$160,364	$144,923
Working capital	129,882	132,420	157,474	173,391	160,745
Total assets	192,450	196,276	195,938	223,916	214,128
Total stockholders’ equity	156,110	156,575	181,308	211,062	200,924

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing basic net income (loss) per share, and diluted net income (loss) per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Echelon Corporation was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. We are based in San Jose, California, and maintain offices in ten foreign countries throughout Europe and Asia. We develop, market, and sell system and network infrastructure products that enable everyday devices — such as air conditioners, appliances, electricity meters, light switches, thermostats, and valves — to be made smart and inter-connected. Working together, products and systems equipped with our technology can monitor and save energy, lower costs, improve productivity and enhance service, quality, safety and convenience. We offer these hardware and software products and related services to OEMs and systems integrators in the building, industrial, transportation, utility/home, and other automation markets.

We have been investing in products for use by electricity utilities for use in management of electricity distribution. We began to receive modest amounts of revenue resulting from these investments in 2004, which grew to approximately $883,000 in 2005, decreased slightly to $791,000 in 2006, and grew substantially to $70.6 million in 2007. We refer to this revenue as networked energy services, or NES, revenue. We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s Contatore Elettronico electricity meter management project in Italy. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We refer to all other revenue as LONWORKS Infrastructure, or LWI, revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

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

We have a history of losses and, although we achieved profitability in past fiscal periods, including the fourth quarter of 2007, we incurred a loss for the years ended December 31, 2007, 2006, and 2005. We also expect to incur an operating loss in 2008. This expectation is due primarily to the fact that, effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation as required under SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. For the years ended December 31, 2006 and 2007, we recorded approximately $4.9 million and $6.6 million, respectively, of equity compensation expense. We expect equity compensation expense in 2008 will be significantly higher than that charged in 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1 – Significant Accounting Policies of Notes to Consolidated Financial Statements in this Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our stock-based compensation, allowance for doubtful accounts, inventories, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates relate to those policies that are most important to the presentation of our consolidated financial statements and require the most difficult, subjective and complex judgments.

Revenue Recognition. Our revenues are derived from the sale and license of our products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to our customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Service revenues consist of product technical support (including software post-contract support services), training, and custom software development services.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable, and there are no post-delivery obligations. For hardware sales, including sales to third party manufacturers, these criteria are generally met at the time of shipment. For sales made to our distributor partners, these criteria are generally met at the time the distributor sells the products through to its end-use customer. For software licenses, these criteria are generally met upon shipment to the final end-user.

In most instances involving large-scale deployments, our Networked Energy Services (“NES”) System products are sold as part of multiple element arrangements as that term is defined under AICPA Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended. These arrangements may include electricity meters and data concentrators (collectively, the “Hardware”); NES System software, for which a royalty is charged on a per-meter basis; post-contract customer support (“PCS”) for the NES System software; and extended warranties for the Hardware. These arrangements may require us to deliver Hardware over an extended period of time. In accordance with SOP 97-2, when the multiple element arrangement includes NES System software, we defer the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, we recognize revenues for the Hardware and NES System software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. We have established vendor specific objective evidence for the PCS on the NES System software, as well as for the warranties on our NES Hardware products, based on stated renewal rates. These revenues are recognized ratably over the associated service period, which generally commences upon the latter of the delivery of all software, or the customer’s acceptance of any given Hardware shipment.

We account for the rights of return, price protection, rebates, and other sales incentives offered to distributors of our products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, and EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

We estimate the expected term of options granted using the simplified method as illustrated in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). Under the simplified method, the expected term is calculated by taking the average of the vesting term and the contractual term of the option. The expected volatility is based primarily on the historical volatility of our common stock over the most recent period commensurate with the expected term of the option, and to a lesser extent is based on implied volatility calculated from the market traded options on our common stock. We base the risk-free interest rate that we use in the BSM option-pricing model on U.S. Treasury issues in effect at the time of option grant that have remaining terms similar to the expected term of the option. We have never paid cash dividends on our common stock, and do not anticipate paying cash dividends in the foreseeable future. Therefore, we use an expected dividend yield of zero in the BSM option-pricing model.

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

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different option-pricing model, stock-based compensation expense in those future periods may differ significantly from what we have recorded in the current period and could materially affect our operating results.

Allowance for Doubtful Accounts. We typically sell our products and services to customers with net 30-day payment terms. In certain instances, payment terms may extend to as much as approximately net 90 days. For a customer whose credit worthiness does not meet our minimum criteria, we may require partial or full payment prior to shipment. Alternatively, customers may be required to provide us with an irrevocable letter of credit prior to shipment.

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions worsened, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $330,000 as of December 31, 2007, and $250,000 as of December 31, 2006.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $301,000 as of December 31, 2007, and $224,000 as of December 31, 2006.

Results of Operations

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007	2006	2005
Revenues:
Product	98.4%	98.7%	98.8%
Service	1.6	1.3	1.2

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product	61.7	38.5	41.6
Cost of service	1.8	3.3	2.8

Total cost of revenues	63.5	41.8	44.4

Gross profit	36.5	58.2	55.6

Operating expenses:
Product development	23.6	49.5	33.7
Sales and marketing	15.3	35.6	28.3
General and administrative	12.0	25.3	26.9

Total operating expenses	50.9	110.4	88.9

Loss from operations	(14.4)	(52.2)	(33.3)
Interest and other income, net	4.2	10.1	7.0

Loss before provision for income taxes	(10.2)	(42.1)	(26.3)
Provision for income taxes	0.3	0.6	0.2

Net loss	(10.5)%	(42.7)%	(26.5)%

Revenues

Total revenues

	Year Ended December 31,			2007 over 2006 $ Change	2006 over 2005 $ Change	2007 over 2006 % Change	2006 over 2005 % Change
(Dollars in thousands)	2007	2006	2005
Total revenues	$137,577	$57,276	$74,428	$80,301	($17,152)	140.2%	(23.0%)

The $80.3 million increase in total revenues in 2007 as compared to 2006 was primarily attributable to a $69.8 million increase in NES revenues, a $7.1 million increase in Enel Project revenues, and a $3.5 million increase in LONWORKS Infrastructure revenues. The $17.2 million decrease in total revenues in 2006 as compared to 2005 was primarily the result of an expected $19.8 million reduction in Enel Project revenues partially offset by a $2.8 million increase in LONWORKS Infrastructure revenues.

NES revenues

	Year Ended December 31,			2007 over 2006 $ Change	2006 over 2005 $ Change	2007 over 2006 % Change	2006 over 2005 % Change
(Dollars in thousands)	2007	2006	2005
NES Revenues	$70,558	$791	$883	$69,767	($92)	8,820.1%	(10.4%)

During 2007, NES revenues were generated primarily from large scale deployments of our NES system products, whereas in 2006, NES revenues were generated primarily from the completion of system trials and, to a lesser extent, from limited shipments of NES products. During 2005, NES revenues were primarily generated from the completion of system trials.

2007 NES revenues of $70.6 million included $14.4 million of shipments of hardware products that were accepted by our customers and, in some cases paid for, in 2006. However, we could not record this revenue in 2006 since we had not yet met all of the required criteria for revenue recognition.

We expect that, during 2008, shipments of our NES products will continue to increase over 2007 levels. Our ability to recognize revenue on these shipments depends on several factors, including, but not limited to, delivery to the customer of all of the software called for in any given agreement, the impact any modifications to existing shipment schedules included in the contracts that have been awarded to us thus far has on delivery dates, and certain contractual provisions, such as customer acceptance. In addition, the complex revenue recognition rules relating to products such as our NES system will likely require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. (See Note 1 of the Notes to Consolidated Financial Statements for a more detailed explanation of our revenue recognition methodology used to report sales of our NES system.) In some instances, the reasons for these deferrals may not be fully under our control, which could result in the actual timing of revenue being significantly different than we currently anticipate.

We also expect that some foreign utilities will require us to price our NES system in the respective utility’s local currency, which will expose us to foreign currency risk. During 2007, the portion of our NES revenue transactions conducted in currencies other than the U.S. dollar, principally the European Euro and the Australian dollar, was about $3.9 million, or 5.6%. NES revenue transactions conducted in foreign currencies during 2006 and 2005 were immaterial. In most cases, in the event of a significant contract award, we intend to hedge this foreign currency risk so long as we can secure forward currency contracts that are reasonably priced and that are consistent with the scheduled deliveries for that project. In addition, we will face foreign currency exposures from the time we submit our foreign currency denominated bid until the award of a contract by the utility (the “bid to award” term). This bid to award term can often exceed several months. If a utility awards us a contract that gives the utility the right to exercise options for additional supply in the future, we would also be exposed to foreign currency risk until such time as these options, if any, were exercised. We may decide that it is too expensive to hedge the foreign currency risks during the bid to award term or for any unexercised options. Any resulting adverse foreign currency fluctuations could significantly harm our revenues, results of operations, and financial condition.

LonWorks Infrastructure revenues

	Year Ended December 31,			2007 over 2006 $ Change	2006 over 2005 $ Change	2007 over 2006 % Change	2006 over 2005 % Change
(Dollars in thousands)	2007	2006	2005
LonWorks Infrastructure Revenues	$52,840	$49,382	$46,612	$3,458	$2,770	7.0%	5.9%

Our LONWORKS Infrastructure revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. The $3.5 million increase in LONWORKS Infrastructure revenues in 2007 as compared to 2006 was primarily attributable to the one-time effect of revisions we made in 2006 to our revenue recognition methodology for sales made to our distributor partners. During the first quarter of 2006, we modified our revenue recognition method for sales made to our European distributor, EBV (see EBV revenue discussion below). Under the revised method, revenue on sales made to EBV is deferred until EBV sells the products through to its end use customers. During the second quarter of 2006, we completed a similar revision to our revenue recognition methodology for sales made to our Asian distributor partners. This revision was necessary as, during the quarter, we modified our agreements with our Asian distributor partners. These contractual modifications, which allow the distributors to return certain of their excess inventory, were made to address changing business conditions in our Asian markets and to expand our customer base there. The revenue recognition methodology revisions for EBV and our Asian distributors resulted in one-time reductions in revenue of approximately $2.9 million and $1.0 million during the first and second quarters of 2006, respectively.

Excluding the impact of these revenue recognition revisions, LONWORKS Infrastructure revenues decreased by approximately $442,000, or 0.9%, during 2007 as compared to 2006. We believe this decrease was due in part to a general slowdown in economic activity in some of the markets we serve, particularly in North America.

The $2.8 million increase in LONWORKS Infrastructure revenues for the year ended December 31, 2006 as compared to the same period in 2005 was evident in all of the geographic markets that we serve, particularly in EMEA and the Americas, and to a lesser extent, in Asia. As discussed above, during 2006 we revised our revenue recognition methodology for sales made to our distributor partners in Europe and Asia, which had the one-time effect of reducing our 2006 LWI revenue by approximately $3.9 million. Excluding the impact of these revenue recognition revisions, LONWORKS Infrastructure revenues for 2006 would have increased by approximately $6.7 million, or 14.3%, compared to 2005. Partially offsetting this increase was the unfavorable impact of exchange rates on sales made in foreign currencies, which resulted in a $145,000 decrease between the two years. We believe the overall $2.8 million increase is due, at least in part, to our customer’s utilization of our products in new applications, such as energy management and street lighting controls.

As long as current worldwide economic conditions do not deteriorate, we currently believe our LONWORKS Infrastructure revenues will grow modestly in 2008 as compared to 2007. However, within any given region, revenue growth may fluctuate up or down. In addition, the expected improvement in 2008 LONWORKS Infrastructure revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our LONWORKS Infrastructure products and services. In general, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. Conversely, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our LONWORKS Infrastructure revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 6.8% in 2007, 6.3% in 2006, and 4.6% in 2005. We do not currently expect that, during 2008, the amount of our LONWORKS Infrastructure revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel Project revenues

	Year Ended December 31,			2007 over 2006 $ Change	2006 over 2005 $ Change	2007 over 2006 % Change	2006 over 2005 % Change
(Dollars in thousands)	2007	2006	2005
Enel Project Revenues	$14,180	$7,103	$26,933	$7,077	($19,830)	99.6%	(73.6%)

In October 2006, we entered into two new agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. There were no revenues from either of these new agreements during 2006. The $14.2 million of Enel project revenue recognized during 2007 related primarily to shipments under the new development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. Both the development and supply agreement and the software enhancement agreement expire on December 31, 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

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

We currently expect that 2008 Enel Project revenues will decrease from the $14.2 million reported in 2007, due primarily to a reduction in the number metering kits we expect to ship to Enel and its designated meter manufacturers during 2008.

EBV revenues

	Year Ended December 31,			2007 over 2006 $ Change	2006 over 2005 $ Change	2007 over 2006 % Change	2006 over 2005 % Change
(Dollars in thousands)	2007	2006	2005
EBV Revenues	$17,564	$15,511	$15,610	$2,053	($99)	13.2%	(0.6%)

Sales to EBV, our largest distributor and the sole independent distributor of our LONWORKS Infrastructure products in Europe, accounted for 12.8% of our total revenues in 2007, 27.1% in 2006, and 21.0% in 2005. The primary factor contributing to the $2.1 million increase in EBV revenues during 2007 as compared to 2006 was the fact that, during the first quarter of 2006, we revised our revenue recognition methodology for sales made to EBV. Under the revised methodology, revenues, as well as cost of goods sold, are deferred on items shipped to EBV that remain in EBV’s inventories at quarter-end. Revenue is then recognized on these products, along with the corresponding gross margin, when EBV sells them to its customers in future periods. This revision resulted in a one-time revenue decrease of approximately $2.9 million for the quarter ended March 31, 2006. The revision did not have an impact on cash flows from operations or require any changes to historical financial statements.

Excluding the impact of the accounting method revision, EBV’s shipments to its customers decreased by approximately $847,000 during 2007 as compared to 2006. We believe this decrease is the result of the Restriction of Hazardous Substances, or RoHS, regulations, which became effective in the European Union July 1, 2006. Under these new rules, manufacturers such as Echelon were required to eliminate certain hazardous substances (e.g., lead, cadmium, mercury, etc.) from the products they sell into the region. We believe that many of EBV’s customers increased their purchases of our non-RoHS compliant products during the first half of 2006, prior to effective date of the new regulations. This resulted in a high level of EBV revenue during the first half of 2006.

The primary factor contributing to the $99,000 decrease in EBV revenues between 2006 and 2005 was again the $2.9 million reduction in revenues attributable to the revenue recognition methodology revision we made during the first quarter of 2006. Excluding the impact of this revision, 2006 EBV revenues would have increased by approximately $2.8 million as compared to 2005. We believe this increase was the result of increased purchasing of non-RoHS compliant products during the first half of 2006 as discussed above, as well as EBV’s customers utilizing our products in new applications, such as energy management and street lighting controls.

We currently sell our products to EBV in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency exchange rate risks. However, EBV has the right, on notice to our company, to require that we sell our products to them in Euros.

Our contract with EBV, which has been in effect since 1997 and to date has been renewed annually thereafter, expires in December 2008. If our agreement with EBV is not renewed, or is renewed on terms that are less favorable to us, our revenues could decrease and our results of operations could be harmed.

Product revenues

	Year Ended December 31,			2007 over 2006 $ Change	2006 over 2005 $ Change	2007 over 2006 % Change	2006 over 2005 % Change
(Dollars in thousands)	2007	2006	2005
Product Revenues	$135,405	$56,515	$73,563	$78,890	($17,048)	139.6%	(23.2%)

The $78.9 million increase in product revenues between 2007 and 2006 was primarily attributable to a $69.2 million increase in NES product revenues, a $6.3 million increase in Enel Project product revenues, and a $3.4 million increase in LonWorks Infrastructure product revenues. The $17.0 million decrease in product revenues between 2006 and 2005 was attributable to the $19.8 million decrease in Enel program revenues partially offset by a $2.8 million increase in LonWorks Infrastructure product revenues.

Service revenues

	Year Ended December 31,			2007 over 2006 Change	2006 over 2005 $ Change	2007 over 2006 % Change	2006 over 2005 % Change
(Dollars in thousands)	2007	2006	2005
Service Revenues	$2,172	$761	$865	$1,411	($104)	185.4%	(12.0%)

The $1.4 million increase in service revenues during 2007 as compared to 2006 was primarily due to approximately $732,000 of custom software development revenues generated from the Enel Project, and, to a lesser extent, an increase in NES support revenues of approximately $623,000.

Gross Profit and Gross Margin

	Year Ended December 31,			2007 over 2006 Change	2006 over 2005 $ Change	2007 over 2006 % Change	2006 over 2005 % Change
(Dollars in thousands)	2007	2006	2005
Gross Profit	$50,254	$33,327	$41,349	$16,927	($8,022)	50.8%	(19.4%)
Gross Margin	36.5%	58.2%	55.6%	—	—	(21.7)	2.6

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

The 21.7 percentage point decrease in gross margin during 2007 as compared to 2006 was due primarily to the mix of revenues reported. During 2007, the proportion of our revenues attributable to sales of our NES system products increased significantly as compared to 2006. In general, gross margins generated from sales of our NES system products are much lower than those generated from both sales of our LONWORKS Infrastructure products and services as well as sales made under the Enel Project. As a result, when NES revenues are higher as a percentage of overall revenues, as they were during 2007, overall gross margins will be lower. Conversely, when NES revenues comprise a lower percentage of overall revenues, as they were during 2006, overall gross margins will be higher.

Partially offsetting the decrease in gross margins during 2007 as compared to 2006 was the impact of higher revenues. As discussed above, a portion of our cost of goods sold relates to indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when overall revenues increase, as they did during 2007 as compared to 2006, gross margins are favorably impacted.

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

We expect that, during 2008, gross margins will increase modestly from 2007 levels due primarily to an expected increase in overall revenues and, to a lesser extent, improved gross margins we expect to generate from increased sales of the more recent, cost reduced versions of our NES products. Our 2008 gross margins may also be impacted as we transition the manufacture of our products at WKK Technology to alternative CEMs in Asia. This effort will require us to purchase inventory from WKK that WKK procured in anticipation of our production requirements, and resell that inventory to the new CEMs as they require it. This process will likely result in historically high inventory levels during 2008, and could also increase our exposure to excess and obsolete inventories.

Operating Expenses

Product development

	Year Ended December 31,			2007 over 2006 $ Change	2006 over 2005 $ Change	2007 over 2006 % Change	2006 over 2005 % Change
(Dollars in thousands)	2007	2006	2005
Product Development	$32,511	$28,357	$25,098	$4,154	$3,259	14.6%	13.0%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, equipment and supplies, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $4.2 million increase in product development expenses during 2007 as compared to 2006 was primarily due to a $2.9 million increase in compensation and other employee related expenses attributable to an increase in our product development personnel headcount and increased equity compensation expenses. To a lesser extent, increases in fees paid to third party service providers, equipment and supply expenses, and facility costs also contributed to the year-over-year increase.

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

We expect that, during 2008, product development expenses will increase from 2007 levels. This increase will primarily be the result of increased development efforts related to our NES system products.

Sales and marketing

	Year Ended December 31,			2007 over 2006 $ Change	2006 over 2005 $ Change	2007 over 2006 % Change	2006 over 2005 % Change
(Dollars in thousands)	2007	2006	2005
Sales and Marketing	$21,030	$20,372	$21,023	$658	($651)	3.2%	(3.1%)

Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.

Of the $658,000 increase in sales and marketing expenses in 2007 as compared to 2006, approximately $460,000 was attributable to the unfavorable impact of foreign currency exchange rate fluctuations between the United States dollar and the local currency in several of the foreign countries in which we operate. Excluding the impact of these exchange rate fluctuations, sales and marketing expenses increased by approximately $198,000, or 1.0%, between the two years.

Sales and marketing expenses decreased $651,000 during 2006 as compared to 2005, due primarily to reductions in travel and entertainment costs, recruiting and other employee related administrative expenses, and advertising and product promotion charges. Partially offsetting these decreases were an increase of $1.1 million in equity compensation charges resulting from our 2006 adoption of SFAS 123R, and the unfavorable impact of foreign currency exchange rate fluctuations, which increased overall sales and marketing expenses by approximately $11,000 in 2006 as compared to 2005.

We expect that, during 2008, our sales and marketing expenses will increase over 2007 levels due in part to increased commissions paid to our sales personnel. In addition, if the United States dollar were to weaken against the foreign currencies where we operate, our sales and marketing expenses could increase further. Conversely, if the dollar were to strengthen against these currencies, it would have a favorable impact on our sales and marketing expenses.

General and administrative

	Year Ended December 31,			2007 over 2006 $ Change	2006 over 2005 $ Change	2007 over 2006 % Change	2006 over 2005 % Change
(Dollars in thousands)	2007	2006	2005
General and Administrative	$16,490	$14,505	$20,018	$1,985	($5,513)	13.7%	(27.5%)

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting, and administrative personnel, professional fees for legal and accounting services rendered to our company, facility costs, insurance, and other general corporate expenses.

Of the $2.0 million increase in general and administrative expenses during 2007 as compared to 2006, approximately $693,000 related to an increase in equity compensation expenses. The remaining $1.3 million increase between the two periods was primarily attributable to increases in other compensation related expenses for our executive, accounting, and administrative personnel, and to a lesser extent, increases in cash compensation paid to our Board of Directors, fees paid to our independent accountants, and costs associated with other third party service providers.

General and administrative expenses decreased approximately $5.5 million in 2006 as compared to 2005, due primarily to the 2005 costs associated with the Enel arbitration; including the arbitration award itself of $5.1 million, as well as associated legal fees and other arbitration related costs. Partially offsetting this decrease was a $1.0 million increase in equity compensation expenses resulting from our 2006 adoption of SFAS 123R.

We believe that, during 2008, general and administrative costs will increase modestly above 2007 levels.

Interest and Other Income, Net

	Year Ended December 31,			2007 over 2006 $ Change	2006 over 2005 $ Change	2007 over 2006 % Change	2006 over 2005 % Change
(Dollars in thousands)	2007	2006	2005
Interest and Other Income, Net	$5,717	$5,817	$5,225	($100)	$592	(1.7%)	11.3%

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

During 2007, interest and other income, net decreased by approximately $100,000 as compared to 2006. This decrease was primarily due to a $331,000 decrease in interest income, partially offset by a $214,000 reduction in foreign exchange translation and transaction losses. The reduction in interest income is primarily the result of a reduction in our average invested cash balance between the periods, which was primarily attributable to our operating losses. To a lesser extent, recent reductions in the weighted average yield our investment portfolio earns also contributed to the year-over-year decline in interest income.

The $592,000 increase in interest and other income, net in 2006 as compared to 2005 was also attributable to fluctuations in interest income and foreign exchange losses. During 2006, interest income increased by approximately $1.6 million over 2005 levels. This increase was primarily attributable to an overall improvement in the average yield on our investment portfolio. Yields increased steadily during 2006 as a result of the Federal Reserve’s interest rate increases, which began in June 2004. As short-term investments we purchased in 2004 and 2005 came to maturity, the proceeds were re-invested in instruments with higher effective yields, thus increasing interest income. Partially offsetting the beneficial impact of higher average yields is the fact that our average invested cash balance decreased during 2006 as a result of our operating losses and repurchases of our common stock.

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

We expect that, during 2008, interest and other income, net will decrease from the $5.7 million reported for 2007. This expected decrease is primarily attributable to our current belief that the average yield on our investment portfolio will trend downwards as short-term interest rates fall. In addition, future fluctuations in the exchange rates between the United States dollar and the currencies in which we maintain our short-term intercompany balances (principally the European Euro and the British Pound Sterling) will also affect our interest and other income, net.

Provision for Income Taxes

	Year Ended December 31,			2007 over 2006 $ Change	2006 over 2005 $ Change	2007 over 2006 % Change	2006 over 2005 % Change
(Dollars in thousands)	2007	2006	2005
Provision for Income Taxes	$452	$350	$154	$102	$196	29.1%	127.3%

The provision for income taxes for 2007, 2006, and 2005 includes a provision for state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and our valuation allowance on our deferred tax assets. Income taxes of $452,000 in 2007 and $350,000 in 2006 consist primarily of taxes related to profitable foreign subsidiaries and various state minimum taxes. Income taxes of $154,000 in 2005 primarily consist of taxes related to profitable foreign subsidiaries and various state minimum taxes, partially offset by a reduction in our income tax exposure reserve associated with the resolution of an outstanding tax matter.

We currently expect that our 2008 provision for income taxes will increase over the $452,000 recorded in 2007, primarily due to our belief that we will be subject to federal alternative minimum taxes in 2008 resulting from differences in the tax treatment of certain expense items.

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

In addition to our corporate headquarters facility, we also lease facilities for our sales, marketing, distribution, and product development personnel located elsewhere within the United States and in ten foreign countries throughout Europe and Asia. These operating leases are of shorter duration, generally one to five years, and in some instances are cancelable with advance notice. Lastly, we also lease certain equipment and, for some of our sales personnel, automobiles. These operating leases are generally less than five years in duration.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our consolidated statements of income, was approximately $573,000 during 2007, $493,000 during 2006, and $496,000 during 2005.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of December 31, 2007, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

In addition to the matter described above, from time to time, in the ordinary course of business, we are also subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of December 31, 2007, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

As of December 31, 2007, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$24,788	$5,454	$10,802	$7,415	$1,117
Purchase commitments	37,779	37,702	77	—	—

Total	$62,567	$43,156	$10,879	$7,415	$1,117

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through December 31, 2007, we raised $289.3 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

In March and August 2004, our Board of Directors approved a stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases during the year ended December 31, 2007. Since inception, we have repurchased a total of 2,204,184 shares under the program at a cost of $16.1 million. As of December 31, 2007, 795,816 shares are available for repurchase. The stock repurchase program will expire in March 2008.

The following table presents selected financial information for each of the last three fiscal years (dollars in thousands):

	As of December 31,
	2007	2006	2005
Cash, cash equivalents, and short-term investments	$107,190	$124,157	$154,480
Trade accounts receivable, net	33,469	13,918	11,006
Working capital	129,882	132,420	157,474
Stockholder’s equity	156,110	156,575	181,308

As of December 31, 2007, we had $107.2 million in cash, cash equivalents, and short-term investments, a decrease of $17.0 million as compared to December 31, 2006. Historically, our primary source of cash, other than stock sales and exercises of stock options and warrants as discussed above, has been receipts from revenue. Our primary uses of cash have been cost of revenues, compensation related payments and other operating expenses, acquisitions, capital expenditures, and purchases under our stock repurchase program.

Cash flows from operating activities. Cash flows from operating activities has historically been driven by net income levels, adjustments for non-cash charges such as depreciation, amortization, in-process research and development charges, and stock-based compensation expenses; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $15.6 million in 2007, a $5.0 million decrease from 2006. During 2007, net cash used in operating activities was primarily the result of our net loss of $14.5 million and changes in our operating assets and liabilities of $13.0 million; partially offset by stock-based compensation charges of $6.6 million, depreciation and amortization of $4.7 million, and a decrease in accrued investment income of $436,000. Cash used in operating activities in 2006 of $20.7 million was primarily the result of our net loss of $24.4 million; changes in our operating assets and liabilities of $5.1 million; and an increase in accrued investment income of $446,000; partially offset by stock-based compensation charges of $4.9 million and depreciation and amortization of $4.4 million. Cash used in operating activities in 2005 of $5.6 million was primarily the result of our net loss of $19.7 million and an increase in accrued investment income of $959,000; partially offset by changes in our operating assets and liabilities of $10.3 million; depreciation and amortization of $4.2 million; and stock-based compensation charges of $587,000.

Cash flows from investing activities. Cash flows from investing activities has historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $47.2 million for 2007, a $42.4 million increase over 2006. Net cash provided by investing activities in 2007 was primarily the result of proceeds from maturities and sales of our available-for-sale short-term investments; partially offset by capital expenditures of $8.1 million. During 2006, net cash provided by investing activities of $4.8 million was primarily the result of proceeds from maturities and sales of our available-for-sale short-term investments; partially offset by capital expenditures of $4.7 million. During 2005, net cash provided by investing activities of $39.8 million was primarily the result of proceeds from maturities and sales of our available-for-sale short-term investments and the $11.1 million release of our restricted investments; partially offset by capital expenditures of $2.1 million.

Cash flows from financing activities. Cash flows from financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase program. Net cash provided by financing activities was $6.7 million for 2007, a $13.0 million increase over 2006. Net cash provided by financing activities in 2007 was primarily attributable to proceeds of $11.2 million from issuance of common stock upon exercise of options by our employees, partially offset by $4.5 million of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of performance shares and upon the exercise of options. During 2006, net cash used in financing activities of $6.3 million was primarily attributable to $6.3 million of open-market repurchases of our common stock under our stock repurchase program, and repurchases of $239,000 of our common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of performance shares and upon the exercise of stock options; partially offset by proceeds of $265,000 from issuance of common stock as a result of options exercised by our employees. During 2005, net cash used in financing activities of $9.6 million was due to stock repurchases under our stock repurchase program.

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

Our existing cash, cash equivalents, and investment balances will likely decline during the first half of 2008 as a result of our anticipated operating losses. However, we currently expect that these balances will increase during the second half of 2008 as we expect to return to profitability on a quarterly basis. In addition, any weakening of current economic conditions, or changes in our planned cash outlay, could also negatively affect our existing cash, cash equivalents, and investment balances. However, based on our current business plan and revenue prospects, we believe that our existing cash and short-term investment balances will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A—Risk Factors. In the unlikely event that we would require additional financing within this period, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

Related Party Transactions

During the years ended December 31, 2007, 2006, and 2005, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

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

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. As of February 29, 2008, a representative of Enel has not been appointed to our board.

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, we cooperated with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, we supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from us. Under the software enhancement agreement, we provide software enhancements to Enel for use in its Contatore Elettronico system. Both the new development and supply agreement and the software enhancement agreement expire in December 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

During 2007, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $14.2 million, $3.0 million of which was included in accounts receivable at December 31, 2007. During 2006, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $7.1 million, none of which was included in accounts receivable at December 31, 2006. During 2005, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $26.9 million.

Recently Issued Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), Business Combinations, and Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective in 2009. We are currently evaluating the impact that SFAS 141R and SFAS 160 will have on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for our financial statements issued in 2008. We believe that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As of January 1, 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows. We are currently evaluating the impact of adopting SFAS 157 for nonfinancial assets and liabilities.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at December 31, 2007, the fair market value of the portfolio would decline by an immaterial amount, due primarily to the fact that current interest rates remain at historically low levels. We currently intend to hold our fixed income investments until maturity or for a period of time as needed to recover any decline in value due to interest rate fluctuation, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, in the unlikely event it was necessary, we could decide to sell some or all of our short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. Due to our modest exposure to foreign currency fluctuations, if foreign exchange rates were to fluctuate by 10% from rates at December 31, 2007, our financial position and results of operations would not be materially affected. However, it is possible that there could be a material impact in the future.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Echelon, including its consolidated subsidiaries, is made known to the officers who certify Echelon’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objective, which is to make sure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on their evaluation as of December 31, 2007, the principal executive officer and principal financial officer of Echelon have concluded that Echelon’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, or the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) are effective at this reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting is effective at this reasonable assurance level as of December 31, 2007. The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 41 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Echelon is scheduled to hold its 2007 annual meeting of stockholders on May 27, 2008. The meeting will commence at 10:00 a.m., PST, and will be held at our corporate headquarters located at 570 Meridian Avenue, San Jose, California 95126. The date of record for the annual meeting is March 31, 2008.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MATTERS

The information regarding our executive officers required by this Item is incorporated herein by reference from the section titled “Executive Officers of Registrant” in Part I of this annual report on Form 10-K. The remaining information required by this Item is incorporated herein by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our 2008 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

1.	Financial Statements

2.	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	67

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits

Item 601 of Regulation S-K requires the following exhibits listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description of Document

3.2*	Amended and Restated Certificate of Incorporation of Registrant.

3.3*	Amended and Restated Bylaws of Registrant.

4.1*	Form of Registrant’s Common Stock Certificate.

4.2*	Second Amended and Restated Modification Agreement dated May 15, 1997.

10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2*+	1997 Stock Plan and forms of related agreements.

10.2(a)*+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature

10.2(b)*+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature

10.2(c)*+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement

10.2(d)*+	Form of 1997 Stock Plan Performance Share Agreement

10.2(e)*+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees

10.2(f)*+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees

10.2(g)*+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees

10.2(h)*+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria

10.2(i)*+	Form of 1997 Stock Plan Performance Share Agreement

10.2(j)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement

10.3*+	1988 Stock Option Plan and forms of related agreements.

10.4*	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).

10.5*	Form of International Distributor Agreement.

10.6*	Form of OEM License Agreement.

10.7*	Form of Software License Agreement.

10.8*	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.

10.9*+	1998 Director Option Plan.

21.1*	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page).

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Echelon Corporation:

We have audited the accompanying consolidated balance sheets of Echelon Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echelon Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Echelon Corporation and subsidiaries internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Echelon Corporation:

We have audited Echelon Corporation’s (the Company) internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Echelon Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Echelon Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California
March 17, 2008

ECHELON CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$76,062	$37,412
Short-term investments	31,128	86,745
Accounts receivable, net of allowances of $1,428 in 2007 and $1,041 in 2006 [1]	33,469	13,918
Inventories	14,012	11,359
Deferred cost of goods sold	6,656	19,060
Other current assets	2,328	2,359

Total current assets	163,655	170,853

Property and Equipment:
Computer and other equipment	19,403	13,465
Software	4,511	4,097
Furniture and fixtures	2,666	2,545
Leasehold improvements	17,423	16,966

	44,003	37,073
Less: Accumulated depreciation and amortization	(25,720)	(21,885)

Net property and equipment	18,283	15,188
Goodwill	8,548	8,278
Other long-term assets	1,964	1,957

TOTAL ASSETS	$192,450	$196,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,945	$6,893
Accrued liabilities	4,516	4,697
Deferred revenues	16,312	26,843

Total current liabilities	33,773	38,433

Long-Term Liabilities:
Deferred rent, net of current portion	1,298	1,268
Other long-term liabilities	1,269	—

Total long-term liabilities	2,567	1,268

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized—5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value:
Authorized—100,000,000 shares
Issued – 43,205,524 shares in 2007 and 41,576,721 shares in 2006
Outstanding—40,736,340 shares in 2007 and 39,107,537 shares in 2006	432	416
Additional paid-in capital	296,585	282,930
Treasury stock, at cost (2,469,184 shares in 2006 and 2005)	(19,259)	(19,259)
Accumulated other comprehensive income	1,718	997
Accumulated deficit	(123,366)	(108,509)

Total stockholders’ equity	156,110	156,575

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$192,450	$196,276

[1]	Includes related party amounts of $3,000 in 2007 and $0 in 2006. See Note 9 for additional information on related party transactions

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
REVENUES:
Product	$135,405	$56,515	$73,563
Service	2,172	761	865

Total revenues [1]	137,577	57,276	74,428

COST OF REVENUES:
Cost of product	84,934	22,032	30,955
Cost of service	2,389	1,917	2,124

Total cost of revenues	87,323	23,949	33,079

Gross profit	50,254	33,327	41,349

OPERATING EXPENSES:
Product development	32,511	28,357	25,098
Sales and marketing	21,030	20,372	21,023
General and administrative	16,490	14,505	20,018

Total operating expenses	70,031	63,234	66,139

Loss from operations	(19,777)	(29,907)	(24,790)
Interest and other income, net	5,717	5,817	5,225

Loss before provision for income taxes	(14,060)	(24,090)	(19,565)
Provision for income taxes	452	350	154

NET LOSS	$(14,512)	$(24,440)	$(19,719)

Loss per share:
Basic	$(0.36)	$(0.62)	$(0.49)

Diluted	$(0.36)	$(0.62)	$(0.49)

Shares used in per share calculation:
Basic	39,891	39,487	40,377

Diluted	39,891	39,487	40,377

[1]	Includes related party amounts of $14,180 in 2007, $7,103 in 2006, and $26,933 in 2005. See Note 9 for additional information on related party transactions

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Total
BALANCE AT DECEMBER 31, 2004	41,477	415	(290)	(3,367)	277,442	922	(64,350)	211,062
Repurchase of stock	—	—	(1,383)	(9,558)	—	—	—	(9,558)
Repurchase of employee shares	(4)	—	—	—	(24)	—	—	(24)
Stock-based compensation	—	—	—	—	587	—	—	587
Foreign currency translation adjustment	—	—	—	—	—	(1,077)	—	(1,077)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	—	(19,719)	(19,719)

BALANCE AT DECEMBER 31, 2005	41,473	415	(1,673)	(12,925)	278,005	(118)	(84,069)	181,308
Exercise of stock options	125	1	—	—	763	—	—	764
Release of performance shares	72	1	—	—	(1)	—	—	—
Stock received for payment of option exercise price	(61)	(1)	—	—	(498)	—	—	(499)
Stock received for payment of employee taxes on vesting of performance shares and upon exercise of stock options	(29)	—	—	—	(239)	—	—	(239)
Repurchase of stock	—	—	(796)	(6,334)	—	—	—	(6,334)
Repurchase of employee shares	(3)	—	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	—	—	4,925	—	—	4,925
Foreign currency translation adjustment	—	—	—	—	—	751	—	751
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	364	—	364
Net loss	—	—	—	—	—	—	(24,440)	(24,440)

BALANCE AT DECEMBER 31, 2006	41,577	$416	(2,469)	$(19,259)	$282,930	$997	$(108,509)	$156,575
Exercise of stock options	1,949	19	—	—	18,378	—	—	18,397
Release of performance shares	228	2	—	—	(2)	—	—	—
Stock received for payment of option exercise price	(332)	(3)	—	—	(7,166)	—	—	(7,169)
Stock received for payment of employee taxes on vesting of performance shares and upon exercise of stock options	(213)	(2)	—	—	(4,127)	—	(345)	(4,474)
Repurchase of employee shares	(3)	—	—	—	(54)	—	—	(54)
Stock-based compensation	—	—	—	—	6,626	—	—	6,626
Foreign currency translation adjustment	—	—	—	—	—	651	—	651
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	70	—	70
Net loss	—	—	—	—	—	—	(14,512)	(14,512)

BALANCE AT DECEMBER 31, 2007	43,206	$432	(2,469)	$(19,259)	$296,585	$1,718	$(123,366)	$156,110

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,512)	$(24,440)	$(19,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,717	4,396	4,162
Increase in (reduction of) allowance for doubtful accounts	88	(23)	15
Loss (gain) on disposal of fixed assets	10	(2)	67
Reduction of (increase in) accrued investment income	436	(446)	(959)
Stock-based compensation	6,626	4,925	587
Change in operating assets and liabilities:
Accounts receivable	(19,621)	(2,889)	6,240
Inventories	(2,631)	(8,119)	2,344
Other current assets	77	(392)	246
Accounts payable	6,262	2,921	(1,185)
Deferred cost of goods sold	12,404	(18,738)	38
Accrued liabilities	925	(2,776)	2,021
Deferred revenues	(10,518)	24,747	314
Deferred rent	98	179	266

Net cash used in operating activities	(15,639)	(20,657)	(5,563)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(65,545)	(85,971)	(94,144)
Proceeds from sales and maturities of available-for-sale short-term investments	120,796	95,436	124,594
Release of restricted investments	—	—	11,106
Changes in other long-term assets	31	37	335
Capital expenditures	(8,053)	(4,696)	(2,099)

Net cash provided by investing activities	47,229	4,806	39,792

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	11,216	265	—
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(4,520)	(239)	—
Repurchase of common stock under stock repurchase program	—	(6,334)	(9,582)

Net cash provided by (used in) financing activities	6,696	(6,308)	(9,582)

EFFECT OF EXCHANGE RATES ON CASH	364	491	(1,077)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,650	(21,668)	23,570
CASH AND CASH EQUIVALENTS:
Beginning of year	37,412	59,080	35,510

End of year	$76,062	$37,412	$59,080

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$431	$199	$449

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Net loss	$(14,512)	$(24,440)	$(19,719)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	651	751	(1,077)
Unrealized holding gain on available-for-sale securities	70	364	37

Comprehensive loss	$(13,791)	$(23,325)	$(20,759)

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

Operations

Echelon Corporation (the “Company”) was incorporated in California in February 1988 and was reincorporated in Delaware in January 1989. The Company develops, markets, and supports a wide range of hardware and software products and services that enable OEMs and systems integrators to design and implement open, interoperable, distributed control networks. The Company’s products are based on its LonWorks networking technology, an open standard for interoperable networked control. In a LonWorks control network, intelligent control devices, called nodes, communicate using the Company’s LonWorks protocol. For the electric utility industry, the Company has developed an advanced metering infrastructure system called the Networked Energy Services (NES) system. The NES system provides a two-way information and control path between the utility and its customer, which enables utilities to reduce operating costs; improve customer service; offer multiple tariff plans, including time-of-use metering and prepay metering; promote energy efficiency; better utilize distribution assets; improve grid quality and reliability; control loads and reduce peak demand; and respond more rapidly to changing customer and regulatory requirements. The Company sells its products and services around the world to the building, industrial, transportation, utility/home and other automation markets.

Basis of Presentation

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

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform with the fiscal year 2007 presentation. Specifically, $239,000 has been reclassified within financing cash flows in the Company’s 2006 Consolidated Statements of Cash Flows to separately report components of stock repurchase activity.

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

In accordance with AICPA Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. In these instances, the amount of revenue deferred at the time of sale is based on vendor-specific objective evidence (“VSOE”) of the fair value for each undelivered element. If VSOE of fair value does not exist for each undelivered element, all revenue attributable to the multi-element arrangement is deferred until sufficient VSOE of fair value exists for each undelivered element or all elements have been delivered.

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

In most instances involving large-scale deployments, the Company’s Networked Energy Services (“NES”) System products are sold as part of multiple element arrangements, which may include electricity meters and data concentrators (collectively, the “Hardware”); NES System software, for which a royalty is charged on a per-meter basis; PCS for the NES System software; and extended warranties for the Hardware. These arrangements may require the Company to deliver Hardware over an extended period of time. In accordance with SOP 97-2, when the multiple element arrangement includes NES System software, the Company defers the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, the Company recognizes revenues for the Hardware and NES System software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. The Company has established VSOE for the PCS on the NES System software, as well as for the warranties on its NES Hardware products, based on stated renewal rates. These revenues are recognized ratably over the associated service period, which generally commences upon the latter of the delivery of all software, or the customer’s acceptance of any given Hardware shipment.

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

The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to its distributors in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, and EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). During the first and second quarters of 2006, the Company modified its revenue recognition method for sales made to its distributor partners. Under the revised method, revenue on sales made to distributors is deferred until the distributor sells the products through to its end-use customers. The impacts of this revenue recognition methodology revision were one-time reductions in revenues of approximately $2.9 million and $1.0 million during the first and second quarters of 2006, respectively.

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

Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R (“SFAS 123R”), Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). SFAS 123R eliminated the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method.

The Company adopted SFAS 123R using the modified prospective method. Consequently, there have been no retroactive adjustments made to prior period financial statements reflecting the impact of the adoption. Under the modified prospective method, beginning January 1, 2006, stock-based compensation expense is recorded for all new and unvested stock options and performance shares as the requisite service is rendered. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards. The BSM model is consistent with the option-pricing model the Company used to value stock-based awards granted prior to January 1, 2006 for pro-forma disclosure purposes under SFAS 123.

Prior to January 1, 2006, the Company accounted for equity compensation according to the provisions of APB 25, and applied the disclosure provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB 25, no compensation expense was recorded in the Company’s statement of operations for stock options where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant. However, during 2005, the Company did record compensation expense for performance share awards issued during 2005. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended December 31, 2005 (in thousands, except per share amounts).

Net loss as reported	$(19,719)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	587
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,002)

Pro forma net loss	$(32,134)

Basic net income (loss) per share:
As reported	$(0.49)

Pro forma	$(0.80)

Diluted net income (loss) per share:
As reported	$(0.49)

Pro forma	$(0.80)

Further information regarding stock-based compensation can be found in Note 3 of these Notes to Condensed Consolidated Financial Statements.

Cash and Cash Equivalents

The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of three months or less to be cash and cash equivalents.

Short-Term Investments

The Company classifies its investments in marketable debt securities as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities classified as available-for-sale are reported at fair value with the related unrealized holding gains and losses, net of tax, being included in accumulated other comprehensive income (loss). The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses for the Company’s available-for-sale short-term investments, by major security type, were as follows (in thousands):

	December 31,
	2007			2006
	Amortized Cost	Aggregate Fair Value	Net Unrealized Holding Gains	Amortized Cost	Aggregate Fair Value	Net Unrealized Holding Gains/ (Losses)
U.S. corporate securities:
Commercial paper	$—	$—	$—	$46,492	$46,497	$5
Corporate notes and bonds	22,442	22,462	20	20,712	20,684	(28)

	22,442	22,462	20	67,204	67,181	(23)
Foreign corporate notes and bonds	515	517	2	1,508	1,504	(4)
U.S. government agency securities	8,141	8,149	8	18,064	18,060	(4)

Total investments in debt securities	$31,098	$31,128	$30	$86,776	$86,745	$(31)

As of December 31, 2007 and 2006, the Company’s available-for-sale securities had original contractual maturities of between ten to twenty-four months, and from four to twenty-four months, respectively. As of December 31, 2007 and 2006, the average remaining term to maturity for the Company’s available-for-sale securities was six and eight months, respectively. The fair value of available-for-sale securities was determined based on quoted market prices or other readily available market information at the reporting date for those instruments.

The following tables show gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2007 and 2006, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2007
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes and bonds	5,946	(14)	769	(1)	6,715	(15)

Total	$5,946	$(14)	$769	$(1)	$6,715	$(15)

	December 31, 2006
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes and bonds	$13,394	$(28)	$2,095	$(3)	$15,489	$(31)
Foreign corporate notes and bonds	—	—	1,504	(4)	1,504	(4)
U.S. government agency securities	3,281	(6)	3,627	(11)	6,908	(17)

Total	$16,675	$(34)	$7,226	$(18)	$23,901	$(52)

Market values were determined for each individual security in the investment portfolio. The decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. Investments are reviewed periodically to identify possible impairment. When evaluating the investments, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. For each of the three years ended December 31, 2007, gross realized gains and losses on the Company’s investment portfolio were not material.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and are primarily comprised of direct material costs, including manufacturing labor, and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	December 31,
	2007	2006
Purchased materials	$4,379	$3,378
Work-in-process	360	107
Finished goods	9,273	7,874

	$14,012	$11,359

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

Impairment of Long-Lived Assets Including Goodwill

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset’s carrying value to the future undiscounted cash flows the asset is expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. For the three years ended December 31, 2007, the Company recognized no material impairments.

Costs in excess of the fair value of tangible and other identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill, which is tested for impairment using a two-step approach. The Company evaluates goodwill, at a minimum, on an annual basis during the first quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. For purposes of this analysis, the Company considers itself as a single reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. To date, the Company has recorded no impairment of goodwill.

Software Development Costs

For software to be sold, leased, or otherwise marketed, the Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the three years ended December 31, 2007, costs that were eligible for capitalization were insignificant and, thus, the Company has charged all software development costs to product development expense in the accompanying consolidated statements of operations.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2006
Accrued payroll and related costs	$3,006	$2,776
Accrued taxes	37	1,307
Customer deposits	932	5
Other accrued liabilities	541	609

	$4,516	$4,697

Foreign Currency Translation

The functional currency of the Company’s subsidiaries is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are included in accumulated other comprehensive income (loss).

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

Concentrations of Credit Risk and Suppliers

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

With the exception of amounts owed the Company on sales made to certain significant customers, concentrations of credit risk with respect to trade receivables are generally limited due to the Company’s large number of customers and their dispersion across many different industries and geographies. For the years ended December 31, 2007 and 2006, the percentage of the Company’s total accounts receivable balance that were due from the following significant customers is as follows:

	December 31,
	2007	2006
Telvent Energia Y Medio Ambeinte	35.7%	51.8%
Limited Liability Company Engineering Center ENERGOAUDITCONTROL	27.7%	0.0%
ES Elektrosandberg AB	12.0%	2.5%
Enel (and its contract manufacturers)	9.0%	0.0%
EBV	1.7%	15.3%

Total	86.1%	69.6%

For most of the Company’s products requiring assembly, it relies on a limited number of contract electronic manufacturers, principally WKK Technology, TYCO, Jabil, and Flextronics. The Company also maintains manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products, including those used in the Company’s NES system. The Neuron Chip, which is an important component that the Company and its customers use in control network devices, is currently manufactured and distributed by two providers, Toshiba and Cypress Semiconductor. Another semiconductor supplier, STMicroelectronics, manufactures the Company’s power line smart transceiver products, for which the Company has no alternative source. In addition, the Company currently purchases several key products and components from sole or limited source suppliers with which it does not maintain signed agreements that would obligate them to supply to the Company on negotiated terms.

If any of the Company’s key suppliers were to stop manufacturing the Company’s products or cease supplying the Company with its key components, it could be expensive and time consuming to find a replacement. Also, as the Company’s NES business grows, it will be required to expand its business with its key suppliers or find additional sources of supply, as it has recently done with Flextronics and Jabil. There is no guarantee that the Company would be able to find acceptable alternative or additional sources.

The failure of any key manufacturer to produce a sufficient number of products on time, at agreed quality levels, and fully compliant with the Company’s product, assembly and test specifications could adversely affect the Company’s revenues and gross profit, and could result in claims against the Company by its customers, which could harm the Company’s results of operations and financial position.

Computation of Basic and Diluted Net Loss Per Share and Pro Forma Basic Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by adjusting the weighted average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the years ended December 31, 2007, 2006, and 2005 (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Net loss (Numerator):
Net loss, basic and diluted	$(14,512)	$(24,440)	$(19,719)

Shares (Denominator):
Weighted average shares used in basic computation	39,891	39,487	40,377
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—

Weighted average shares used in diluted computation	39,891	39,487	40,377

Net loss per share:
Basic	$(0.36)	$(0.62)	$(0.49)

Diluted	$(0.36)	$(0.62)	$(0.49)

For the years ended December 31, 2007, 2006, and 2005, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there are no potentially dilutive stock options due to the Company’s net loss position. The number of stock options and performance shares excluded from these calculations in 2007, 2006, and 2005 were 7,907,702, 8,985,716, and 8,502,441, respectively.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. FIN 48 requires the Company to take a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement. The Company re-evaluates its income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision. Upon adoption of FIN 48, the Company adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. For years prior to the adoption of FIN 48, the Company also reported interest and penalties on unrecognized tax benefits as income tax expense.

Comprehensive Income (Loss)

Comprehensive income (loss) for the Company consists of net income (loss) plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), Business Combinations, and Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective in 2009. The Company is currently evaluating the impact that SFAS 141R and SFAS 160 will have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for financial statements issued in 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As of January 1, 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. The Company is currently evaluating the impact of adopting SFAS 157 for nonfinancial assets and liabilities.

2. STOCKHOLDERS’ EQUITY AND EMPLOYEE STOCK OPTION PLANS

Preferred Stock

With the closing of the Company’s initial public offering (“IPO”) in July 1998, all of the then outstanding preferred stock automatically converted into 7,887,381 shares of common stock. Upon conversion of the outstanding preferred stock to common stock, such preferred stock was retired. As of December 31, 2007, the Company was authorized to issue 5,000,000 shares of new $0.01 par value preferred stock, of which none was outstanding as of December 31, 2007.

Common Stock

As of December 31, 2007, the Company was authorized to issue 100,000,000 shares of $0.01 par value common stock, of which 40,736,340 were outstanding.

In March and August 2004 and March 2006, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During 2007, the Company did not repurchase any shares under the program. Since the repurchase program’s inception, the Company has repurchased 2,204,184 shares at a cost of $16.1 million. As of December 31, 2007, 795,816 shares were available for repurchase. The stock repurchase program will expire in March 2008.

Stock Option Programs

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

1997 Stock Plan

During 1997, the Company adopted the 1997 Stock Plan (the “1997 Plan”) for employees, officers and directors, which was amended and restated in May 2004. As of December 31, 2007, a total of 14,531,383 shares of Common Stock were reserved for issuance under the 1997 Plan. This plan includes annual increases on the first day of the Company’s fiscal year (beginning in 2000) not to exceed the lesser of (i) 5,000,000 shares or (ii) 4% of the outstanding shares on such date. Incentive stock options to purchase shares of common stock may be granted at not less than 100% of the fair market value. Options granted prior to June 15, 2000 and after May 5, 2003, generally have a term of five years from the date of grant. Options granted June 15, 2000 through May 5, 2003, generally have a term of ten years. The exercise price of stock options granted under the 1997 Plan is determined by the Board of Directors (or a Committee of the Board of Directors), but will be at least equal to 100% of the fair market value per share of common stock on the date of grant (or at least 110% of such fair market value for an incentive stock option granted to a stockholder with greater than 10% voting power of all our stock), except that up to 10% of the aggregate number of shares reserved for issuance under the 1997 Plan (including shares that have been issued or are issuable in connection with options exercised or granted under the 1997 Plan) may have exercise prices that are from 0% to 100% of the fair market value of the common stock on the date of grant. Options generally vest ratably over four years.

The 1997 Plan also allows for the issuance of stock purchase rights and options that are immediately exercisable through execution of a restricted stock purchase agreement. Shares purchased pursuant to a stock purchase agreement generally vest ratably over four years. In the event of termination of employment, the Company, at its discretion, may repurchase unvested shares at a price equal to the original issuance price. In addition, the 1997 Plan allows for the issuance of stock appreciation rights, performance shares and performance units. Stock appreciation rights are rights to receive, in cash or shares of our common stock, as designated on the grant date, the appreciation in fair market value of common stock between the exercise date and the date of grant. Stock appreciation rights may be granted alone or in tandem with options. The exercise price of stock appreciation right will be at least equal to 100% of the fair market value per share of common stock on the date of grant. Stock appreciation rights issued by the Company generally vest in equal, annual installments over four years, and expire on the fifth anniversary of the grant date. Performance units and performance shares are awards that result in a payment to a participant, generally in the form of an issuance of shares of the Company’s common stock, at such time as specified performance goals or other vesting criteria are achieved or the awards otherwise vest. Performance shares issued by the Company generally vest in equal, annual installments over four years, although certain of these performance shares vest 100% after two years while others have additional financial based performance requirements that must be met before vesting can occur. Performance shares with performance-based vesting conditions expire no later than the fourth anniversary of the grant date if the performance criteria have not been met.

1998 Directors Option Plan

Non-employee directors are entitled to participate in the 1998 Director Option Plan (the “Director Plan”). The Director Plan was adopted by the Board of Directors in May 1998 and became effective upon the closing of the initial public offering of the Company’s stock in July 1998. The Director Plan will terminate in July 2008 unless terminated sooner by the Board. As of December 31, 2007, a total of 1,030,000 shares of Common Stock are reserved for issuance under the Director Plan. The plan provides for an increase each year equal to 100,000 shares or such lesser amount as the Board may determine. The plan also provides for the automatic grant of 25,000 shares of common stock (the “First Option”) to each non-employee director on the date he or she first becomes a director. Each non-employee director is also automatically granted an option to purchase 10,000 shares (a “Subsequent Option”) on the date of the Company’s Annual Stockholder Meeting provided that he or she is re-elected to the Board or otherwise remains on the Board, and provided that on such date, he or she shall have served on the Board for at least the preceding six months. Each First Option and each Subsequent Option shall have a term of five years and the shares subject to the option shall vest as to 25% of the shares subject to option on each anniversary of the date of grant for options granted before May 11, 1999 and 100% on the date of grant for options granted on or after May 11, 1999. The exercise price of each First Option and Subsequent Option shall be 100% of the fair market value per share of the common stock on the date of grant. During 2007 and 2006, options to purchase an aggregate of 60,000 and 50,000 shares, respectively, were granted under the Director Plan. The weighted average exercise prices for the option grants in 2007, 2006, and 2005, were $13.74, $7.99, and $7.18, respectively.

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

Option Vesting Acceleration

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

Stock Award Activity

The following table summarizes stock award activity under all plans for the years ended December 31, 2007, 2006, and 2005:

		Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted- Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2004	8,109,556	5,594,842	$14.91
Options granted	(3,575,814)	3,575,814	6.99
Performance shares granted	(417,949)	—	—
Options cancelled	1,081,183	(1,081,183)	16.22
Performance shares cancelled	4,981	—	—
Additional shares reserved	1,747,463	—	—

BALANCE AT DECEMBER 31, 2005	6,949,420	8,089,473	$11.24
Options and stock appreciation rights granted	(852,734)	852,734	8.40
Performance shares granted	(387,909)	—	—
Options and stock appreciation rights cancelled	534,902	(534,902)	12.94
Performance shares cancelled	25,896	—	—
Options exercised	—	(124,625)	6.13
Additional shares reserved	1,692,020	—	—

BALANCE AT DECEMBER 31, 2006	7,961,595	8,282,680	$10.91
Options and stock appreciation rights granted	(1,022,219)	1,022,219	24.72
Performance shares granted	(441,871)	—	—
Options and stock appreciation rights cancelled	323,070	(323,070)	12.35
Performance shares cancelled	42,183	—	—
Options exercised	—	(1,949,006)	9.44
Additional shares reserved	1,664,301	—	—

BALANCE AT DECEMBER 31, 2007	8,527,059	7,032,823	$13.26

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was approximately $24.8 million and $261,000, respectively. There were no options exercised in 2005. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The following table provides additional information regarding performance share activity for the years ended December 31, 2007, 2006, and 2005:

	Number Nonvested and Outstanding	Weighted- Average Grant Date Fair- Value
BALANCE AT DECEMBER 31, 2004	—	$—
Performance shares granted	417,949	7.82
Performance shares forfeited	(4,981)	7.85

BALANCE AT DECEMBER 31, 2005	412,968	$7.82
Performance shares granted	387,909	8.59
Performance shares vested and released	(71,945)	8.19
Performance shares forfeited	(25,896)	8.05

BALANCE AT DECEMBER 31, 2006	703,036	$8.20
Performance shares granted	441,871	21.61
Performance shares vested and released	(227,845)	7.60
Performance shares forfeited	(42,183)	9.84

BALANCE AT DECEMBER 31, 2007	874,879	$15.05

No performance shares were awarded prior to the year ended December 31, 2005. Performance shares awarded in 2005 did not begin to vest until 2006. The fair value of each performance share grant was estimated on the date of grant by multiplying the number of shares granted times the fair market value of the Company’s stock on the grant date. Of the 874,879 performance shares nonvested and outstanding as of December 31, 2007, 144,274 were subject to certain financial based performance requirements that must be achieved before vesting can occur. Compensation expense of $1.3 million associated with these performance shares has been calculated assuming that those financial performance requirements will be achieved. If such requirements are not met, no compensation cost is recognized and any recognized compensation cost will be reversed. The total intrinsic value of performance shares vested and released during the years ended December 31, 2007 and 2006 was approximately $3.5 million and $582,000, respectively. The intrinsic value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

The following table provides additional information for significant ranges of outstanding and exercisable stock options and stock appreciation rights as of December 31, 2007:

	Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
	$6.11	803,609	2.41	$6.11	$11,676,439
	6.30 - 8.12	228,555	2.60	7.18	3,075,809
	8.19	815,488	2.62	8.19	10,152,826
	8.24 - 8.52	809,753	3.46	8.44	9,878,971
	8.58 - 10.89	963,578	2.24	10.56	9,711,074
	11.14 - 12.91	758,762	2.23	12.17	6,424,821
	13.00 - 16.06	346,350	3.32	14.03	2,291,247
	16.35	768,712	4.14	16.35	3,297,774
	16.38 - 23.44	732,572	3.39	19.02	1,824,862
	$24.82 - $30.76	805,444	4.68	27.83	—

Outstanding		7,032,823	3.11	$13.26	$58,333,824

Vested and expected to vest		6,868,902	3.11	$13.14	$57,363,238

Exercisable		5,026,267	2.81	$12.01	$44,066,170

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.64 as of December 31, 2007, the last market trading day of 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

3. STOCK-BASED COMPENSATION:

Valuation of Options Granted

The Company has elected to use the BSM option-pricing model to estimate the fair value of stock-based awards, which incorporates various assumptions including volatility, expected term of the option from the date of grant to the time of exercise, risk-free interest rates, and dividend yields. The weighted average fair value of options granted during the years ended December 31, 2007, 2006, and 2005, was $10.86, $3.49, and $3.60, respectively, and was determined using the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.1%	4.6%	4.0%
Expected volatility	54.6%	50.5%	57.5%
Expected term (in years)	3.6	3.6	3.6

The expected dividend yield reflects the fact that the Company has not paid any dividends in the past and does not currently intend to pay dividends in the foreseeable future. The risk-free interest rate assumption is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. The expected volatility is primarily based on the historical volatility of the Company’s common stock over the most recent period commensurate with the expected life of the option, and to a lesser extent is based on implied volatility calculated from the market traded options on the Company’s stock. The expected life of the option has been calculated using the simplified method as permitted under SAB 107. Under the simplified method, the expected term is calculated by taking the average of the vesting term and the contractual term of the option. The simplified method was chosen due to the fact that there has been only limited exercise activity for options granted over the last several years, and thus, management has concluded that such exercise data does not provide a reasonable basis upon which to estimate expected term.

Expense Allocation

Compensation expense for all share-based payment awards, including those granted prior to January 1, 2006, has been recognized in accordance with SFAS 123R using the accelerated multiple-option approach. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. As of December 31, 2007, total compensation cost related to non-vested stock options and other equity based awards not yet recognized was $20.0 million, which is expected to be recognized over the next 21months on a weighted-average basis, and of which $902,000 relates to awards subject to certain financial based performance requirements.

The following table summarizes the stock-based compensation expense related to employee stock options and performance shares under SFAS 123R for the years ended December 31, 2007 and 2006, and under SFAS 123 for the year ended December 31, 2005, which was allocated as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Cost of sales – product	$749	$429	$60
Cost of sales – service	70	49	3

Stock-based compensation expense included in cost of sales	819	478	63
Product development	2,368	1,935	143
Sales and marketing	1,439	1,205	111
General and administrative	2,000	1,307	270

Stock-based compensation expense included in operating expenses	5,807	4,447	524

Total stock-based compensation expense related to stock options and performance shares	6,626	4,925	587
Tax benefit	—	—	—

Stock-based compensation expense related to stock options and performance shares, net of tax	$6,626	$4,925	$587

Of the $6.6 million of compensation expense recorded for the year ended December 31, 2007, approximately $2.6 million related to equity compensation awards granted during 2007, while the remaining $4.0 million related to equity compensation awards granted on or before December 31, 2006. Of the $4.9 million of compensation expense recorded for the year ended December 31, 2006, approximately $828,000 related to equity compensation awards granted during 2006, while the remaining $4.1 million related to equity compensation awards granted on or before December 31, 2005. Compensation expense of $587,000 for the year ended December 31, 2005, related solely to performance share awards, and did not reflect any compensation expense for stock options as the Company accounted for those equity compensation awards in accordance with APB 25. Under APB 25, no compensation expense was recorded in the Company’s statement of operations for stock options where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant.

As of December 31, 2007, approximately $74,000 and $37,000 of stock-based compensation expense was capitalized as part of the cost of inventory and deferred cost of goods sold, respectively. During the years ended December 31, 2006 and 2005, no stock-based compensation expense was capitalized as part of the cost of an asset.

4. SIGNIFICANT CUSTOMERS:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three years ended December 31, 2007, the Company had five customers that accounted for a majority of its revenues: EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its LONWORKS® Infrastructure products in Europe, Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers), and Telvent Energia y Medioambiente SA (“Telvent”), Limited Liability Company Engineering Center ENERGOAUDITCONTROL (“EAC”), and ES Elektrosandberg AB (“ES”), value added resellers of the Company’s NES products. For the years ended December 31, 2007, 2006, and 2005, the percentages of the Company’s revenues attributable to sales made to these customers were as follows:

	Year Ended December 31,
	2007	2006	2005
Telvent	28.2%	—%	—%
EBV	12.8%	27.1%	21.0%
ES	11.4%	0.1%	—%
Enel	10.3%	12.4%	36.2%
EAC	7.2%	—%	—%

Total	69.9%	39.6%	57.2%

The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2008. Please refer to Note 9, Related Parties, for additional information regarding the Company’s agreement with Enel.

5. GOODWILL:

The carrying amount of goodwill as of December 31, 2007, 2006, and 2005 relates to three acquisitions, including ARIGO Software GmbH (“ARIGO”) in 2001, BeAtHome in 2002, and MTC in 2003. The goodwill acquired as part of the ARIGO transaction is valued in Euros, and is therefore subject to foreign currency translation gains and losses. The changes in the carrying amount of goodwill, net for the years ended December 31, 2006 and 2007 are as follows (in thousands):

Amount
Balance as of December 31, 2005	$8,018
Unrealized foreign currency translation gain	260

Balance as of December 31, 2006	8,278
Unrealized foreign currency translation gain	270

Balance as of December 31, 2007	$8,548

6. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company leases its facilities under operating leases that expire on various dates through 2018. In December 1999, the Company entered into a lease agreement with a real estate developer for its existing corporate headquarters in San Jose, California. This agreement requires minimum rental payments for ten years totaling approximately $20.6 million and also required that the Company provide a $3.0 million security deposit, which requirement has since been reduced to $1.2 million. The Company satisfied the security deposit requirement by causing to have issued a standby letter of credit (“LOC”) in July 2000. The LOC is subject to annual renewals and is currently secured by a line of credit at the bank that issued the LOC. At the end of the current ten-year lease term, the Company has the right, pursuant to the lease agreement, to extend the lease for two sequential five-year terms.

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

As of December 31, 2007, future minimum lease payments under all operating leases were as follows (in thousands):

2008	$5,454
2009	5,403
2010	5,399
2011	4,576
2012	2,839
2013 and thereafter	1,117

Total	$24,788

Rent expense for all operating leases was approximately $5.6 million for 2007, $5.5 million for 2006, and $5.6 million for 2005. Although certain of the operating lease agreements provide for escalating rent payments over the term of the lease, rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2007, the Company has accrued approximately $1.4 million of deferred rent related to these agreements, of which approximately $65,000 is reflected in current liabilities while the remainder is reflected as a long-term liability in the accompanying consolidated balance sheet. As of December 31, 2006, the Company had accrued approximately $1.3 million of deferred rent related to these agreements, of which approximately $7,000 is reflected in current liabilities while the remainder is reflected as a long-term liability.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of product revenues in the Company’s consolidated statements of income, was approximately $573,000, $493,000, and $496,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Taxes

The Company conducts operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company’s operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and the Company believes that, as of December 31, 2007, it has adequately provided for such contingencies. However, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

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

In addition to the matter described above, from time to time, in the ordinary course of business, the Company is also subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of December 31, 2007, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

7. INCOME TAXES:

The provision for income taxes attributable to continuing operations is based upon income (loss) before income taxes from continuing operations as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Domestic	$(14,642)	$(23,922)	$(18,933)
Foreign	582	(168)	(632)

	$(14,060)	$(24,090)	$(19,565)

The Company accounts for income taxes in accordance with SFAS No. 109 (“SFAS 109”), Accounting for Income Taxes. SFAS 109 provides for an asset and liability approach under which deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Federal:
Current	$—	$—	$—
Deferred	—	—	—

Total federal provision	—	—	—

State:
Current	10	10	20
Deferred	—	—	—

Total state provision	10	10	20

Foreign:
Current	442	340	134
Deferred	—	—	—

Total foreign provision	442	340	134

Total provision for income taxes	$452	$350	$154

The provision for income taxes differs from the amount estimated by applying the statutory Federal income tax rate to income before taxes as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Federal tax at statutory rate of 35%	$(4,921)	$(8,432)	$(6,848)
State taxes, net of federal benefit	10	10	20
U.S.-Foreign rate differential	239	311	355
Change in Valuation Allowance	4,940	9,059	6,663
Others	184	(598)	(36)

Total provision for income taxes	$452	$350	$154

As of December 31, 2007 and 2006, a valuation allowance has been recorded for the entire gross deferred tax asset as a result of uncertainties regarding the realization of the asset balance. As of December 31, 2007 and 2006, the Company had no significant deferred tax liabilities. The components of the net deferred income tax asset are as follows (in thousands):

	December 31,
	2007	2006
Net operating loss carry forwards	$34,898	$36,949
Tax credit carry forwards	13,250	11,635
Fixed and intangible assets	5,548	5,580
Capitalized research and development costs	56	—
Reserves and other cumulative temporary differences	10,386	6,987

Gross deferred income tax assets	64,138	61,151
Valuation allowance	(64,138)	(61,151)

Net deferred income tax assets	$—	$—

As of December 31, 2007, part of our valuation allowance on deferred tax assets pertains to certain tax credits and net operating loss carry forwards. In the future, we will reduce the valuation allowance associated with these credits and losses upon the earlier of the period in which we utilize them to reduce the amount of income tax we would otherwise be required to pay on our income tax returns, or when it becomes more likely than not that the deferred tax assets are realizable. If the valuation allowance associated with these credits and losses is realized, the tax benefit of certain of these credits and losses will be accounted for as a credit to stockholders’ equity rather than as a reduction of income tax expense. In addition, the Internal Revenue Code of 1986, as amended, contains provisions that limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. The Company has performed an analysis of the ownership changes and has reported the net operating loss and credit carryforwards considering such limitations.

As of December 31, 2007, the Company had net operating loss carryforwards of $124.5 million for federal income tax reporting purposes and $43.1 million for state income tax reporting purposes, which expire at various dates through 2027. In addition, as of December 31, 2007, the Company had approximately $7.5 million and $8.3 million of tax credit carry forwards for increased research expenditures for federal and California purposes, respectively. The federal research tax credits will expire at various dates if not utilized by 2027 and the state tax credit can be carried over indefinitely. In accordance with current Internal Revenue Code rules, federal net operating loss carryforwards must be utilized in full before federal research and development tax credits can be used to offset current tax liabilities. As a result, depending on the Company’s future taxable income in any given year, some or all of the federal increased research tax credits, as well as portions of the Company’s federal and state net operating loss carryforwards, may expire before being utilized. In accordance with the provisions of SFAS 123R, footnote 82, the Company’s net operating losses exclude tax deductions for stock-based compensation expense. Such benefits will not be realized and credited to stockholders’ equity until the deductions reduce taxes payable.

Amounts held by foreign subsidiaries are generally subject to United States income taxation on repatriation to the United States. The Company currently intends to permanently reinvest its undistributed earnings from its foreign subsidiaries outside the United States and United States income taxes have not been provided on a cumulative total earnings of $5.6 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The Company adopted FIN 48 on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, and disclosure and transition.

The following is a rollforward of the Company’s uncertain tax benefits (in thousands):

Balance as of January 1, 2007	$4,697
Tax positions related to current year:
Additions	1,136
Reductions	—
Tax positions related to prior years:
Additions	229
Reductions	(187)
Settlements	—
Lapses in statute of limitations	(67)

Balance as of December 31, 2007	$5,808

Included in the balance of total unrecognized tax benefits at December 31, 2007 are potential benefits of $921,000, which if recognized, would affect the effective rate on income from continuing operations.

Upon adoption, the Company had accrued interest and penalties related to the uncertain tax benefits of approximately $327,000. In 2007, the Company decreased the prior year balance by $13,000 and accrued $47,000 of additional penalties and interest.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. In the United States, the tax years from 1992 remain open to examination by federal and most state tax authorities due to certain net operating loss and credit carryforward positions. In the foreign jurisdictions, the number of tax years open to examination by local tax authorities ranges from three to six years.

8. WARRANTY RESERVES:

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are generally provided for when the associated revenue is recognized. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company’s current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $301,000 as of December 31, 2007 and $224,000 as of December 31, 2006.

9. RELATED PARTIES:

During the years ended December 31, 2007, 2006, and 2005, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

In June 2000, the Company entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock. Under the terms of the stock purchase agreement, Enel has the right to nominate a member of the Company’s board of directors. A representative of Enel has not been appointed to the Company’s board.

At the same time as the Company entered into the stock purchase agreement with Enel, it also entered into a Research and Development and Technological Cooperation Agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, the Company cooperated with Enel to integrate LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. The Company completed the sale of its components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, the Company supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, the Company entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from Echelon. Under the software enhancement agreement, the Company provides software enhancements to Enel for use in its Contatore Elettronico system. Both the new development and supply agreement and the software enhancement agreement expire in December 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

For the years ended December 31, 2007, 2006, and 2005, the Company recognized revenues of approximately $14.2 million, $7.1 million, and $26.9 million, respectively, related to products and services sold to Enel and its contract manufacturers. As of December 31, 2007, approximately $3.0 million of the 2007 revenues were included in accounts receivable. As of December 31, 2006, there were no outstanding amounts due from Enel or its contract manufacturers.

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

10. SEGMENT:

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

The Company operates in one principal industry segment, its reportable segment: the design, manufacture and sale of products for the controls network industry, and markets its products primarily to the building automation, industrial automation, transportation, and utility/home automation markets. The Company’s products provide the infrastructure and support required to implement and deploy open, interoperable, control network solutions. For the electric utility industry, the Company has developed an advanced metering infrastructure system called the Networked Energy Services (NES) system. The NES system provides a two-way information and control path between the utility and its customer, which enables utilities to reduce operating costs; improve customer service; offer multiple tariff plans, including time-of-use metering and prepay metering; promote energy efficiency; better utilize distribution assets; improve grid quality and reliability; control loads and reduce peak demand; and respond more rapidly to changing customer and regulatory requirements. All of the Company’s products either incorporate or operate with the Neuron® Chip and/or the LonWorks protocol. The Company also provides a range of services to its customers that consist of technical support, training courses covering its LonWorks network technology and products, and custom software development. In total, the Company offers a wide ranging set of products and services that together constitute the LonWorks system. Any given customer purchases a small subset of such products and services that are appropriate for that customer’s application.

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2007 and 2006, long-lived assets of about $25.2 million and $22.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

The Company has three primary product lines: NES, LonWorks Infrastructure, and products and services sold to Enel. Summary revenue information by product line for the years ended December 31, 2007, 2006, and 2005 is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
NES	$70,558	$791	$883
LonWorks Infrastructure	52,840	49,382	46,612
Enel	14,179	7,103	26,933

Total	$137,577	$57,276	$74,428

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary revenue information by geography for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Americas	$18,561	$19,748	$17,052
EMEA	99,164	29,991	46,600
APJ	19,852	7,537	10,776

Total	$137,577	$57,276	$74,428

For information regarding the Company’s major customers, please refer to Note 4, Significant Customers.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tables set forth certain consolidated statement of operations data for each of the quarters in 2007 and 2006. This information has been derived from our quarterly unaudited consolidated financial statements. The quarterly unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes appearing in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

	Three Months Ended
	Dec. 2007	Sep. 2007	June 2007	March 2007	Dec. 2006	Sep. 2006	June 2006	March 2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Product	$46,158	$23,733	$26,437	$39,077	$13,622	$13,110	$19,209	$10,574
Service	741	980	259	192	244	181	165	171

Total revenues	46,899	24,713	26,696	39,269	13,866	13,291	19,374	10,745

Cost of revenues:
Cost of product	27,012	13,980	15,315	28,627	5,230	4,936	7,303	4,563
Cost of service	654	729	514	492	511	509	452	445

Total cost of revenues	27,666	14,709	15,829	29,119	5,741	5,445	7,755	5,008

Gross profit	19,233	10,004	10,867	10,150	8,125	7,846	11,619	5,737

Operating expenses:
Product development	8,791	7,789	8,130	7,801	7,328	6,875	7,163	6,991
Sales and marketing	5,812	4,850	4,953	5,415	5,060	5,076	5,089	5,147
General and administrative	4,408	4,083	4,291	3,708	3,559	3,746	3,798	3,402

Total operating expenses	19,011	16,722	17,374	16,924	15,947	15,697	16,050	15,540

Income (loss) from operations	222	(6,718)	(6,507)	(6,774)	(7,822)	(7,851)	(4,431)	(9,803)
Interest and other income, net	1,351	1,381	1,488	1,497	1,433	1,586	1,404	1,394

Income (loss) before provision for income taxes	1,573	(5,337)	(5,019)	(5,277)	(6,389)	(6,265)	(3,027)	(8,409)
Income tax expense	129	108	107	108	110	80	80	80

Net income (loss)	$1,444	$(5,445)	$(5,126)	$(5,385)	$(6,499)	$(6,345)	$(3,107)	$(8,489)

Income (loss) per share:
Basic	$0.04	$(0.14)	$(0.13)	$(0.14)	$(0.17)	$(0.16)	$(0.08)	$(0.21)

Diluted	$0.03	$(0.14)	$(0.13)	$(0.14)	$(0.17)	$(0.16)	$(0.08)	$(0.21)

Shares used in net income (loss) per share calculation:
Basic	40,690	40,121	39,508	39,227	39,220	39,354	39,615	39,767

Diluted	43,721	40,121	39,508	39,227	39,220	39,354	39,615	39,767

SCHEDULE II

ECHELON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged/ (Credited) to Revenues and Expenses	Write-Off of Previously Provided Accounts	Balance at End of Period
Year Ended December 31, 2005
Allowance for Doubtful Accounts	$300	$15	$15	$300
Year Ended December 31, 2006
Allowance for Doubtful Accounts	$300	$(23)	$27	$250
Year Ended December 31, 2007
Allowance for Doubtful Accounts	$250	$88	$8	$330

	Balance at Beginning of Period	Charged to Revenues and Expenses	Write-Off of Previously Provided Accounts	Balance at End of Period
Year Ended December 31, 2005
Allowance for Customer Returns and Sales Credits	$1,314	$4,739	$4,842	$1,211
Year Ended December 31, 2006
Allowance for Customer Returns and Sales Credits	$1,211	$5,673	$6,093	$791
Year Ended December 31, 2007
Allowance for Customer Returns and Sales Credits	$791	$6,531	$6,224	$1,098

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHELON CORPORATION

March 17, 2008	By:	/s/ Oliver R. Stanfield
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

Signatures	Title	Date

/S/ M. KENNETH OSHMAN M. Kenneth Oshman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 17, 2008

/S/ OLIVER R. STANFIELD Oliver R. Stanfield	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 17, 2008

/S/ ARMAS CLIFFORD MARKKULA, JR. Armas Clifford Markkula, Jr.	Vice Chairman	March 6, 2008

/S/ ROBYN M. DENHOLM Robyn M. Denholm	Director	March 10, 2008

/S/ ROBERT J. FINOCCHIO, JR. Robert J. Finocchio, Jr.	Director	March 3, 2008

/S/ ROBERT R. MAXFIELD Robert R. Maxfield	Director	March 5, 2008

/S/ RICHARD M. MOLEY Richard M. Moley	Director	March 5, 2008

/S/ BETSY RAFAEL Betsy Rafael	Director	March 14, 2008

/S/ LARRY W. SONSINI Larry W. Sonsini	Director	March 7, 2008

EXHIBIT INDEX

Exhibit No.	Description of Document

3.2*	Amended and Restated Certificate of Incorporation of Registrant.

3.3*	Amended and Restated Bylaws of Registrant.

4.1*	Form of Registrant’s Common Stock Certificate.

4.2*	Second Amended and Restated Modification Agreement dated May 15, 1997.

10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2*+	1997 Stock Plan and forms of related agreements.

10.2(a)*+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature

10.2(b)*+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature

10.2(c)*+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement

10.2(d)*+	Form of 1997 Stock Plan Performance Share Agreement

10.2(e)*+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees

10.2(f)*+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees

10.2(g)*+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees

10.2(h)*+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria

10.2(i)*+	Form of 1997 Stock Plan Performance Share Agreement

10.2(j)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement

10.3*+	1988 Stock Option Plan and forms of related agreements.

10.4*	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).

10.5*	Form of International Distributor Agreement.

10.6*	Form of OEM License Agreement.

10.7*	Form of Software License Agreement.

10.8*	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.

10.9*+	1998 Director Option Plan.

21.1*	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.