Form 10-Q/A
period 2007-03-31
ECHELON CORP
filed 2008-05-16
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

ECHELON CORPORATION

FORM 10-Q/A

AMENDMENT NO. 1

FOR THE QUARTER ENDED MARCH 31, 2007

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q/A we are restating our condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006, and our related condensed consolidated statements of operations and cash flows for each of the quarters ended March 31, 2007 and 2006. As reported on April 22, 2008, during the preparation of our financial results for the quarter ended March 31, 2008, we identified an error in our previously reported equity compensation expense. On April 30, 2008, we reported that we had also inappropriately accounted for the 1999 and 2001 leases of our San Jose, California corporate headquarters facilities.

The effects of all restatement adjustments on our condensed consolidated balance sheets as of March 31, 2007 and December 31, 2007 and 2006 are as follows:

	March 31, 2007	December 31,
		2007	2006
Increase in total assets	$14.3 million	$12.3 million	$15.0 million
Increase in total liabilities	$17.2 million	$15.2 million	$17.9 million
Increase in additional paid-in-capital	$1.0 million	$2.0 million	$0.8 million
Increase in accumulated deficit	$3.9 million	$4.9 million	$3.7 million

The effects of all restatement adjustments on our condensed consolidated statements of operations for the quarters ended March 31, 2007 and 2006 are as follows:

Quarter Ended March 31,
	2007	2006
Decrease in rent expense	$1.0 million	$1.0 million
Increase in depreciation expense	$0.7 million	$0.7 million
Increase in stock-based compensation expense	$0.2 million	$0.1 million
Increase in interest expense	$0.3 million	$0.4 million
Increase in net loss	$0.2 million	$0.2 million

Included in Note 2 of Notes to Condensed Consolidated Financial Statements in this Report are tables that present the effects of all restatement adjustments on the condensed consolidated financial statements reconciling the previously reported data to the ‘as restated’ data for the Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006, and the Condensed Consolidated Statements of Operations and Cash Flows for the quarters ended March 31, 2007 and 2006. The restatements are further discussed below.

Restatement of stock-based compensation expense: During the preparation of our financial results for the quarter ended March 31, 2008, we identified an error in our previously reported stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005, and each of the quarterly periods in 2007 and 2006. The error was isolated to share awards and does not affect the other forms of our equity compensation awards, namely stock options and stock-settled stock appreciation rights. While the grant date fair value of the share awards was determined correctly in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R (revised 2004), Share-Based Payment, the amount of expense associated with these awards that was recognized in 2007, 2006 and 2005 was not correct. The error was caused by a misapplication of the widely-used equity compensation software application we use to manage and account for our equity compensation awards. This misapplication caused the expense associated with these share awards to be calculated using the straight-line, single-option method rather than the accelerated, multiple-option method, which we had elected to use for all of our equity compensation awards. Use of the straight-line, single-option method resulted in understatements of stock-based compensation expense in 2007, 2006 and 2005 of $1.2 million, $535,000 and $263,000, respectively. For the quarters ended March 31, 2007 and 2006, stock-based compensation expense was understated by $153,000 and $145,000, respectively.

Restatement related to the leases of our San Jose, California headquarters facilities: In connection with the restatement of stock-based compensation expense, KPMG LLP, our independent registered public accounting firm, brought to our attention that we had inappropriately accounted for the leases of our corporate headquarters facilities that were entered into in 1999 and 2001. Under the guidance in Emerging Issues Task Force Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”), and SFAS No. 98, Accounting for Leases: Sale-Leaseback transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Leases; an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11 (“SFAS 98”), we should have reflected an asset on our balance sheet for the costs paid by the lessor to construct our headquarters facilities, as well as a corresponding liability, because we were the “deemed owner” of the headquarters facilities for accounting purposes during the construction periods. Upon completion of construction, we did not meet the ‘sale-leaseback’ criteria under SFAS 98 and therefore should have treated the leases as financing obligations and the assets and corresponding liabilities would not be derecognized. We had historically accounted for these leases as operating leases under SFAS No. 13, Accounting for Leases (“SFAS 13”), whereby the total minimum lease payment obligations under the leases were recognized as monthly rent expense on a straight-line basis over the terms of the leases. The restatement adjustments do not affect the total cash payments we have made or are obligated to make under the lease agreements, nor do they change the total expense to be recognized over the lease terms. However, the timing and nature of expenses in the statement of operations is different under this treatment as compared to operating lease treatment. Specifically, we should have recognized land lease expense, depreciation expense on the assets we are deemed to own and interest expense on the associated lease financing obligations. For a more detailed description of the effects on our condensed consolidated financial statements see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

Our management and the Audit Committee of our Board of Directors have concluded that these errors in our Condensed Consolidated Financial Statements were unintentional, and no misdeed or fraud was involved in any respect. The Audit Committee also determined that the error in stock-based compensation expense was in no way caused by any backdating of or similar improper activity involving stock option grants. In conjunction with the Audit Committee, we have determined that the errors are a result of material weaknesses in our internal control over financial reporting, as such term is defined by Securities and Exchange Commission Rule 1-02(a)(4) of Regulation S-X. See further explanation of the material weaknesses and remediation plans in Part I, Item 4 “Controls and Procedures” (as restated) of this Report.

Except for the matters related to the aforementioned restatements and material weaknesses, this Amendment No. 1 does not modify or update other disclosures in the originally filed Form 10-Q.

The Company will also file amendments to its 2007 Form 10-K and Forms 10-Q for each of the quarters ended June 30, and September 30, 2007. The amended 2007 filings will include restated information for periods affected by these restatements.

This Form 10-Q/A also reflects the restatement of related information contained in (i) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2.

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2007 (As Restated)[1]	December 31, 2006 (As Restated)[1]
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,870	$37,412
Short-term investments	85,684	86,745
Accounts receivable, net	17,520	13,918
Inventories	11,075	11,359
Deferred cost of goods sold	6,432	19,060
Other current assets	2,011	2,138

Total current assets	158,592	170,632

Property and equipment, net	29,611	30,405
Goodwill	8,312	8,278
Other long-term assets	1,956	1,957

Total assets	$198,471	$211,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,420	$6,893
Accrued liabilities	8,502	4,796
Current portion lease financing obligations	2,657	2,579
Deferred revenues	15,066	26,843

Total current liabilities	32,645	41,111

LONG-TERM LIABILITIES:
Lease financing obligations, net of current portion	15,361	16,052
Deferred rent, net of current portion	429	446

Total long-term liabilities	15,790	16,498

STOCKHOLDERS’ EQUITY:
Common stock	418	416
Additional paid-in capital	285,526	283,728
Treasury stock	(19,259)	(19,259)
Accumulated other comprehensive income	1,121	997
Accumulated deficit	(117,770)	(112,219)

Total stockholders’ equity	150,036	153,663

Total liabilities and stockholders’ equity	$198,471	$211,272

[1]	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007 (As Restated)[1]	2006 (As Restated)[1]
REVENUES:
Product	$39,077	$10,574
Service	192	171

Total revenues	39,269	10,745

COST OF REVENUES:
Cost of product [2]	28,634	4,565
Cost of service [2]	483	436

Total cost of revenues	29,117	5,001

Gross profit	10,152	5,744

OPERATING EXPENSES:
Product development [2]	7,778	6,959
Sales and marketing [2]	5,427	5,162
General and administrative [2]	3,568	3,265

Total operating expenses	16,773	15,386

Loss from operations	(6,621)	(9,642)
Interest and other income, net	1,497	1,394
Interest expense on lease financing obligations	(319)	(360)

Loss before provision for income taxes	(5,443)	(8,608)
Provision for income taxes	108	80

NET LOSS	$(5,551)	$(8,688)

Net loss per share:
Basic	$(0.14)	$(0.22)

Diluted	$(0.14)	$(0.22)

Shares used in computing net loss per share:
Basic	39,227	39,767

Diluted	39,227	39,767

[1] See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement. [2] Amounts include stock-based compensation costs as follows (as restated)[1]:

Cost of product	$147	$127
Cost of service	16	16
Product development	482	669
Sales and marketing	316	398
General and administrative	372	341

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007 (As Restated)[1]	2006 (As Restated)[1]
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(5,551)	$(8,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,778	1,713
Loss on disposal of fixed assets	2	—
Increase in (reduction of) allowance for doubtful accounts	7	(94)
Reduction of (increase in) accrued investment income	114	(3)
Stock-based compensation	1,333	1,551
Change in operating assets and liabilities:
Accounts receivable	(3,607)	4,945
Inventories	290	(204)
Deferred cost of goods sold	12,627	(1,078)
Other current assets	136	(646)
Accounts payable	(479)	361
Accrued liabilities	3,713	(2,872)
Deferred revenues	(11,779)	4,495
Deferred rent	(32)	(25)

Net cash used in operating activities	(1,448)	(545)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(31,783)	(12,842)
Proceeds from maturities and sales of available-for-sale short-term investments	32,768	22,195
Change in other long-term assets	6	17
Capital expenditures	(983)	(1,031)

Net cash provided by investing activities	8	8,339

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(613)	(544)
Proceeds from exercise of stock options	845	—
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(377)	—
Repurchase of common stock under stock repurchase program	—	(977)

Net cash used in financing activities	(145)	(1,521)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	43	84

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,542)	6,357
CASH AND CASH EQUIVALENTS:
Beginning of period	37,412	59,080

End of period	$35,870	$65,437

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$163	$81

Cash paid for interest on lease financing obligations	$316	$356

[1]	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements (as restated) for the year ended December 31, 2007 included in its Annual Report on Form 10-K/A filed concurrently with this Quarterly Report on Form 10-Q/A.

2. Restatement of Condensed Consolidated Financial Statements:

During the preparation of its financial results for the quarter ended March 31, 2008, the Company identified an error in its previously reported equity compensation expense and determined it had inappropriately accounted for the 1999 and 2001 leases of its San Jose, California corporate headquarters facilities.

Restatement of stock-based compensation expense: The Company identified an error in its previously reported stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005 and each of the quarterly periods in 2007 and 2006. The error was isolated to share awards and does not affect the other forms of our equity compensation awards, namely stock options and stock-settled stock appreciation rights. While the grant date fair value of the share awards was determined correctly in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), the amount of expense associated with these awards that was recognized in 2007, 2006 and 2005 was not correct. The error was caused by a misapplication of the widely-used equity compensation software application the Company uses to manage and account for its equity compensation awards. This misapplication caused the expense associated with these share awards to be calculated using the straight-line, single-option method rather than the accelerated, multiple-option method, which the Company had elected to use for all of its equity compensation awards. Use of the straight-line, single-option method resulted in understatements of stock-based compensation expense in the quarters ended March 31, 2007 and 2006, of $153,000 and $145,000, respectively.

Restatement related to the leases of our San Jose, California headquarters facilities: The Company inappropriately accounted for the leases of its corporate headquarters facilities that were entered into in 1999 and 2001. Under the guidance in Emerging Issues Task Force Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”), and SFAS No. 98, Accounting for Leases: Sale-Leaseback transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Leases; an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11 (“SFAS 98”), the Company should have reflected an asset on its balance sheet for the costs paid by the lessor to construct its headquarters facilities, as well as a corresponding liability, because the Company was the “deemed owner” of the headquarters facilities for accounting purposes during the construction periods. Upon completion of construction, the Company did not meet the ‘sale-leaseback’ criteria under SFAS 98 and therefore should have treated the leases as financing obligations and the assets and corresponding liabilities would not be derecognized. The Company has historically accounted for these leases as operating leases under SFAS No. 13, Accounting for Leases (“SFAS 13”), whereby the total minimum lease payment obligations under the leases was recognized as monthly rent expense on a straight-line basis over the terms of the leases. The restatement adjustments do not affect the total cash payments the Company has made or is obligated to make under the lease agreements, nor do they change the total expense to be recognized over the lease terms. However, the timing and nature of expenses in the statement of operations is different under this treatment as compared to operating lease treatment. Specifically, the Company should have recognized land lease expense, depreciation expense on the assets it is deemed to own and interest expense on the associated lease financing obligations.

Therefore the Company has restated its consolidated balance sheets as of December 31, 2007 and 2006, and its consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2007 and each of the quarters in 2007 and 2006, to reflect the restatement adjustments applicable to those periods.

The following table presents the effects of the adjustments made to the Company’s previously reported condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007			December 31, 2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$35,870	$—	$35,870	$37,412	$—	$37,412
Short-term investments	85,684	—	85,684	86,745	—	86,745
Accounts receivable, net	17,520	—	17,520	13,918	—	13,918
Inventories	11,075	—	11,075	11,359	—	11,359
Deferred cost of goods sold	6,432	—	6,432	19,060	—	19,060
Other current assets	2,236	(225)	2,011	2,359	(221)	2,138

Total current assets	158,817	(225)	158,592	170,853	(221)	170,632

Property and Equipment, net	15,075	14,536	29,611	15,188	15,217	30,405
Goodwill	8,312	—	8,312	8,278	—	8,278
Other long-term assets	1,956	—	1,956	1,957	—	1,957

TOTAL ASSETS	$184,160	$14,311	$198,471	$196,276	$14,996	$211,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,420	$—	$6,420	$6,893	$—	$6,893
Accrued liabilities	8,417	85	8,502	4,697	99	4,796
Current portion lease financing obligations	—	2,657	2,657	—	2,579	2,579
Deferred revenues	15,066	—	15,066	26,843	—	26,843

Total current liabilities	29,903	2,742	32,645	38,433	2,678	41,111

Long-Term Liabilities:
Lease financing obligations, net of current portion	—	15,361	15,361	—	16,052	16,052
Deferred rent, net of current portion	1,296	(867)	429	1,268	(822)	446

Total long-term liabilities	1,296	14,494	15,790	1,268	15,230	16,498

Stockholders’ Equity:
Common stock	418	—	418	416	—	416
Additional paid-in capital	284,575	951	285,526	282,930	798	283,728
Treasury stock	(19,259)	—	(19,259)	(19,259)	—	(19,259)
Accumulated other comprehensive income	1,121	—	1,121	997	—	997
Accumulated deficit	(113,894)	(3,876)	(117,770)	(108,509)	(3,710)	(112,219)

Total stockholders’ equity	152,961	(2,925)	150,036	156,575	(2,912)	153,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$184,160	$14,311	$198,471	$196,276	$14,996	$211,272

The following table presents the effects of the adjustments made to the Company’s previously reported condensed consolidated statements of operations for each of the three-month periods ended March 31, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended March 31,
	2007			2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
REVENUES:
Product	$39,077	$—	$39,077	$10,574	$—	$10,574
Service	192	—	192	171	—	171

Total revenues	39,269	—	39,269	10,745	—	10,745

COST OF REVENUES:
Cost of product	28,627	7	28,634	4,563	2	4,565
Cost of service	492	(9)	483	445	(9)	436

Total cost of revenues	29,119	(2)	29,117	5,008	(7)	5,001

Gross profit	10,150	2	10,152	5,737	7	5,744

OPERATING EXPENSES:
Product development	7,801	(23)	7,778	6,991	(32)	6,959
Sales and marketing	5,415	12	5,427	5,147	15	5,162
General and administrative	3,708	(140)	3,568	3,402	(137)	3,265

Total operating expenses	16,924	(151)	16,773	15,540	(154)	15,386

Loss from operations	(6,774)	153	(6,621)	(9,803)	161	(9,642)
Interest and other income, net	1,497	—	1,497	1,394	—	1,394
Interest expense on lease financing obligations	—	(319)	(319)	—	(360)	(360)

Loss before provision for income taxes	(5,277)	(166)	(5,443)	(8,409)	(199)	(8,608)
Provision for income taxes	108	—	108	80	—	80

NET LOSS	$(5,385)	$(166)	$(5,551)	$(8,489)	$(199)	$(8,688)

Loss per share:
Basic	$(0.14)	$—	$(0.14)	$(0.21)	$(0.01)	$(0.22)

Diluted	$(0.14)	$—	$(0.14)	$(0.21)	$(0.01)	$(0.22)

Shares used in per share calculation:
Basic	39,227	—	39,227	39,767	—	39,767

Diluted	39,227	—	39,227	39,767	—	39,767

The following table presents the effects of the adjustments made to the Company’s previously reported condensed consolidated statements of cash flows for each of the three-month periods ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007			2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net cash used in operating activities	$(2,061)	$613	$(1,448)	$(1,089)	$544	$(545)

Net cash provided by investing activities	8	—	8	8,339	—	8,339

Net cash provided by (used in) financing activities	468	(613)	(145)	(977)	(544)	(1,521)

Effect of exchange rate changes on cash	43	—	43	84	—	84

Net increase (decrease) in cash and cash equivalents	(1,542)	—	(1,542)	6,357	—	6,357
CASH AND CASH EQUIVALENTS:
Beginning of period	37,412	—	37,412	59,080	—	59,080

End of period	$35,870	$—	$35,870	$65,437	$—	$65,437

SUPPLEMENTAL DISCLOSURES:
Cash paid for taxes	$163	$—	$163	$81	$—	$81

Cash paid for interest	$—	$316	$316	$—	$356	$356

3. Summary of Significant Accounting Policies (As Restated):

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

Computation of Net Loss Per Share (As Restated)

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months ended March 31, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007 (As Restated)[1]	2006 (As Restated)[1]
Net income (Numerator):
Net loss, basic & diluted	$(5,551)	$(8,688)

Shares (Denominator):
Weighted average common shares outstanding	39,227	39,767

Shares used in basic computation	39,227	39,767
Common shares issuable upon exercise of stock options (treasury stock method)	—	—

Shares used in diluted computation	39,227	39,767

Net income (loss) per share:
Basic	$(0.14)	$(0.22)

Diluted	$(0.14)	$(0.22)

(1)	See Note 2 of these Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

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

4. Property and Equipment (As Restated):

Property and equipment are stated at cost. The cost of buildings and improvements for our leased San Jose, California headquarters facilities, for which we are the “deemed owner” for accounting purposes only, includes both the costs paid for directly by the Company and the costs paid for by the builder (lessor).

Accounting for buildings and improvements

In December 1999, the Company entered into a lease agreement with a real estate developer for its existing corporate headquarters in San Jose, California. This agreement requires minimum rental payments for ten years totaling approximately $20.6 million and also required that the Company provide a $3.0 million security deposit, which requirement has since been reduced to $1.2 million. The Company satisfied the security deposit requirement by causing to have issued a standby letter of credit (“LOC”) in July 2000. The LOC is subject to annual renewals and is currently secured by a $10.0 million line of credit at the bank that issued the LOC. The line of credit is maintained primarily for the purpose of providing standby letters of credit as required under the Company’s lease agreements, as well as for providing standby letters of credit that arise from time to time in the general course of business. As of March 31, 2007 and December 31, 2006, no amounts had been drawn against the line of credit or the letters of credit.

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

Both the December 1999 and October 2000 leases permit the Company to exercise an option to extend the respective lease for two sequential five-year terms.

As discussed in Note 2, the Company has accounted for the two buildings at its San Jose, California headquarters site under EITF 97-10 and SFAS 98. EITF 97-10 applies to entities involved with the construction of an asset that will be leased when the construction project is completed. During construction, the Company paid for certain tenant improvements, including structural elements of the buildings and, in accordance with EITF 97-10, is therefore the “deemed owner” for accounting purposes of the two buildings at its San Jose, California headquarters site. Accordingly, the Company recorded assets for the total costs of the buildings and improvements, including the costs paid by the lessor (the legal owner of the buildings that the Company leases), with corresponding liabilities for the costs paid by the lessor. Upon completion of construction of each building, the Company did not meet the sale-leaseback criteria in SFAS 98 for derecognition of the building assets and liabilities. Therefore, the leases are accounted for as financing obligations.

For the December 1999 and October 2000 lease agreements, the Company initially recorded assets and corresponding lease financing obligations for the building and improvement costs paid by the lessor in the amount of $12.0 million and $15.2 million, respectively. The Company has recorded depreciation expense associated with the building and improvement costs paid by the lessor of $681,000 in each of the quarters ended March 31, 2007 and 2006. As of March 31, 2007 and December 31, 2006, the net book value of the buildings and improvements paid for by the lessor was $14.5 million and $15.2 million, respectively.

Under the lease agreements, a portion of the total lease payments is accounted for as an operating lease of land and recorded as expense on a straight-line basis over the term of the lease which includes the construction period. The remaining lease payments are considered to be payments of principal and interest on the lease financing obligations. For the quarters ended March 31, 2007 and 2006, land lease expense was $113,000 for each quarter, principal reductions on the lease financing obligations were $613,000 and $544,000, respectively, and interest expense was $319,000 and $360,000, respectively.

5. Stockholders’ Equity and Employee Stock Option Plans (As Restated):

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

Comprehensive Loss (As Restated)

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31,
	2007 (As Restated)[1]	2006 (As Restated)[1]
Net loss	$(5,551)	$(8,688)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	83	140
Unrealized holding gains on available-for-sale securities	40	35

Comprehensive loss	$(5,428)	$(8,513)

(1)	See Note 2 of these Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

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

The following table provides additional information regarding performance share activity for the three-month periods ended March 31, 2007 and 2006:

	Number Nonvested and Outstanding	Weighted- Average Grant Date Fair-Value
BALANCE AT DECEMBER 31, 2005	412,968	$7.82
Performance shares granted	106,017	9.00
Performance shares forfeited	(4,867)	8.19

BALANCE AT MARCH 31, 2006	514,118	$8.06

BALANCE AT DECEMBER 31, 2006	703,036	$8.20
Performance shares granted	117,953	8.89
Performance shares vested and released	(104,636)	6.78
Performance shares forfeited	(30,885)	8.47

BALANCE AT MARCH 31, 2007	685,468	$8.52

No performance shares vested during the three-month periods ended March 31, 2006. The total fair value of performance shares vested and released during the quarter ended March 31, 2007 was approximately $831,000. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

6. Stock-Based Compensation (As Restated):

Valuation of Options Granted

SFAS No. 123R requires the use of a valuation model to calculate the fair-value of stock-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected term of the option from the date of grant to the time of exercise, risk-free interest rates, and dividend yields. The BSM option-pricing model was developed for use in estimating the fair-value of traded options having no vesting or hedging restrictions and that are fully transferable. As the Company’s employee stock options and stock appreciation rights have certain characteristics that differ significantly from traded options, and because changes in the subjective assumptions used in the BSM option-pricing model can materially affect the estimated fair-value, in management’s opinion, the Company’s estimate of fair-value for its options based on the BSM option-pricing model may not provide an accurate measure of the fair-value an independent third-party would assign in an arms-length transaction.

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

Expense Allocation (As Restated)

Compensation expense for all share-based payment awards, including those granted prior to January 1, 2006, has been recognized in accordance with SFAS 123R using the accelerated multiple-option approach. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated based on historical experience. As of March 31, 2007, total compensation cost related to non-vested stock options and other equity based awards not yet recognized was $7.5 million (as restated), which is expected to be recognized over the next 21 months (as restated) on a weighted-average basis.

The following table summarizes the stock-based compensation expense related to employee stock options, stock appreciation rights, and performance shares under SFAS 123R for the three months ended March 31, 2007 and 2006, which was allocated as follows (in thousands):

	Three Months Ended March 31,
	2007 (As Restated) [1]	2006 (As Restated) [1]
Cost of sales - product	$147	$127
Cost of sales - service	16	16

Stock-based compensation expense included in cost of sales	163	143
Product development	482	669
Sales and marketing	316	398
General and administrative	372	341

Stock-based compensation expense included in operating expenses	1,170	1,408
Stock-based compensation expense related to stock options and performance shares	1,333	1,551
Tax benefit	—	—

Stock-based compensation expense related to stock options and performance shares, net of tax	$1,333	$1,551

(1)	See Note 2 of these Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

Of the $1.3 million (as restated) of compensation expense recorded for the quarter ended March 31, 2007, approximately $50,000 (as restated) related to equity compensation awards granted during 2007, while the remaining $1.3 million (as restated) related to equity compensation awards granted on or before December 31, 2006. Of the $1.6 million (as restated) of compensation expense recorded for the quarter ended March 31, 2006, approximately $75,000 (as restated) related to equity compensation awards granted during 2006, while the remaining $1.5 million (as restated) related to equity compensation awards granted on or before December 31, 2005.

7. Significant Customers:

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

8. Commitments and Contingencies (As Restated):

Lease Commitments (As Restated)

As discussed in Note 4, the December 1999 and October 2000 leases of our corporate headquarters facilities are accounted for under EITF 97-10 and SFAS 98.

In addition, the Company leases facilities under operating leases for its sales, marketing, and product development personnel located elsewhere within the United States and in nine foreign countries throughout Europe and Asia, including a land lease for accounting purposes associated with the Company’s corporate headquarters facilities. These operating leases expire on various dates through 2018, and in some instances are cancelable with advance notice. Lastly, the Company also leases certain equipment and, for some of its sales personnel, automobiles. These operating leases are generally less than five years in duration.

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

9. Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Purchased materials	$4,665	$3,378
Work-in-process	70	107
Finished goods	6,340	7,874

	$11,075	$11,359

9. Accrued Liabilities (As Restated):

Accrued liabilities consist of the following (in thousands):

	March 31, 2007 (As Restated) [1]	December 31, 2006 (As Restated) [1]
Accrued payroll and related costs	$2,916	$2,776
Accrued taxes	1,320	1,307
Customer deposits	3,675	—
Other accrued liabilities	591	713

	$8,502	$4,796

(1)	See Note 2 of these Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

Customer deposits of $3.7 million as of March 31, 2007 represent amounts received from one customer for products expected to be shipped during the second quarter of 2007.

11. Segment Disclosure (As Restated):

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

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the geographic area and excludes certain expenses that are managed outside the geographic area. Costs excluded from geographic area profit or loss consist primarily of unallocated corporate expenses, which are comprised of product development costs, corporate marketing costs, and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2007 and December 31, 2006, long-lived assets of about $36.6 million (as restated) and $37.4 million (as restated), respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the executive staff when making decisions about resource allocation to the geographic areas based on their performance.

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

	Three Months Ended March 31,
	2007	2006
Revenues from customers:
Americas	$4,255	$4,800
EMEA	31,362	3,984
APJ	3,652	1,961
Unallocated	—	—

Total	$39,269	$10,745

Gross profit:
Americas (As Restated) [1]	$2,769	$2,656
EMEA	5,143	2,184
APJ	2,240	904
Unallocated	—	—

Total	$10,152	$5,744

Income/(Loss) from operations:
Americas (As Restated) [1]	$1,683	$1,561
EMEA	3,584	728
APJ	1,045	(223)
Unallocated	(12,933)	(11,708)

Total	$(6,621)	$(9,642)

(1)	See Note 2 of these Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

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

12. Income Taxes:

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

13. Related Party:

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

14. Warranty Reserves:

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

During the preparation of our financial results for the quarter ended March 31, 2008, we identified an error in our previously reported equity compensation expense and determined we had inappropriately accounted for the 1999 and 2001 leases of our San Jose, California corporate headquarters facilities.

Restatement of stock-based compensation expense: We identified an error in our previously reported stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005 and each of the quarterly periods in 2007 and 2006. The error was isolated to share awards and does not affect the other forms of our equity compensation awards, namely stock options and stock-settled stock appreciation rights. While the grant date fair value of the share awards was determined correctly in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), the amount of expense associated with these awards that was recognized in 2007, 2006 and 2005 was not correct. The error was caused by a misapplication of the widely-used equity compensation software application we use to manage and account for our equity compensation awards. This misapplication caused the expense associated with these share awards to be calculated using the straight-line, single-option method rather than the accelerated, multiple-option method, which we had elected to use for all of our equity compensation awards. Use of the straight-line, single-option method resulted in understatements of stock-based compensation expense in 2007, 2006 and 2005 of $1.2 million, $535,000 and $263,000, respectively. For the quarters ended March 31, 2007 and 2006, stock-based compensation expense was understated by $153,000 and $145,000, respectively.

Restatement related to the leases of our San Jose, California headquarters facilities: In connection with the restatement of stock-based compensation expense, KPMG LLP, our independent registered public accounting firm, brought to our attention that we had inappropriately accounted for the leases of our corporate headquarters facilities that were entered into in 1999 and 2001. Under the guidance in Emerging Issues Task Force Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”), and SFAS No. 98, Accounting for Leases: Sale-Leaseback transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Leases; an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11 (“SFAS 98”), we should have reflected an asset on our balance sheet for the costs paid by the lessor to construct our headquarters facilities, as well as a corresponding liability, because we were the “deemed owner” of the headquarters facilities for accounting purposes during the construction periods. Upon completion of construction, we did not meet the ‘sale-leaseback’ criteria under SFAS 98 and therefore should have treated the leases as financing obligations and the assets and corresponding liabilities would not be derecognized. We had historically accounted for these leases as operating leases under SFAS No. 13, Accounting for Leases (“SFAS 13”), whereby the total minimum lease payment obligations under the leases were recognized as monthly rent expense on a straight-line basis over the terms of the leases. The restatement adjustments do not affect the total cash payments we have made or are obligated to make under the lease agreements, nor do they change the total expense to be recognized over the lease terms. However, the timing and nature of expenses in the statement of operations is different under this treatment as compared to operating lease treatment. Specifically, we should have recognized land lease expense, depreciation expense on the assets we are deemed to own and interest expense on the associated lease financing obligations.

Our management and the Audit Committee of our Board of Directors have concluded that these errors in our consolidated financial statements were unintentional, and no misdeed or fraud was involved in any respect. The Audit Committee also determined that the error in stock-based compensation expense was in no way caused by any backdating of or similar improper activity involving stock option grants.

Therefore we have restated our condensed consolidated balance sheets as of March 31, 2007, and December 31, 2006, and our condensed consolidated statements of operations and cash flows for the quarters ended March 31, 2007 and 2006, to reflect the restatement adjustments applicable to those periods. We will also file amendments to our 2007 Form 10-K and Forms 10-Q for each of the quarters ended June 30 and September 30, 2007. The amended 2007 filings will include restated information for the periods affected by these restatements.

The effects of all restatement adjustments on our condensed consolidated balance sheets as of March 31, 2007, and December 31, 2007 and 2006 are as follows:

	March 31, 2007	December 31,
		2007	2006
Increase in total assets	$14.3 million	$12.3 million	$15.0 million
Increase in total liabilities	$17.2 million	$15.2 million	$17.9 million
Increase in additional paid-in-capital	$1.0 million	$2.0 million	$0.8 million
Increase in accumulated deficit	$3.9 million	$4.9 million	$3.7 million

The effects of all restatement adjustments on our condensed consolidated statements of operations for the quarters ended March 31, 2007 and 2006 are as follows:

Quarter Ended March 31,
	2007	2006
Decrease in rent expense	$1.0 million	$1.0 million
Increase in depreciation expense	$0.7 million	$0.7 million
Increase in stock-based compensation expense	$0.2 million	$0.1 million
Increase in interest expense	$0.3 million	$0.4 million
Increase in net loss	$0.2 million	$0.2 million

The correction of the accounting for our San Jose, California headquarters facilities leases required us to calculate the adjustments by year beginning with the year ended December 31, 2000. The cumulative effect of the restatement adjustments related to the lease accounting errors for the years 2000 through 2004 is reported as a $2.5 million increase to the 2005 beginning accumulated deficit balance. The financial statement effects of all restatement adjustments by year are summarized in the following table (in thousands):

		Adjustments related to errors in lease accounting
Fiscal Year	Increase in stock-based compensation expense	Net increase (decrease) in rent expense	Increase in depreciation expense	Increase in interest expense	Net increase in expense
2000	$—	$281	$—	$—	$281
2001	—	31	301	199	531
2002	—	(1,606)	1,204	945	543
2003	—	(3,173)	2,344	1,483	654
2004	—	(3,948)	2,724	1,666	442

Cumulative effect of restatement on prior periods	—	(8,415)	6,573	4,293	2,451
2005	263	(3,947)	2,723	1,530	569
2006	535	(3,948)	2,724	1,379	690
2007	1,173	(3,948)	2,724	1,211	1,160

	$1,971	$(20,258)	$14,744	$8,413	$4,870

Included in Note 2 of Notes to Condensed Consolidated Financial Statements in this Report are tables that present the effects of all restatement adjustments on the condensed consolidated financial statements reconciling the previously reported data to the ‘as restated’ data for the Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006, and the Condensed Consolidated Statements of Operations and Cash Flows for each of the quarters ended March 31, 2007 and 2006.

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

The second factor contributing to our expectation for losses in 2007 relates to the fact that, effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation as required under SFAS 123R. For the year ended December 31, 2006, the adoption of this new accounting standard resulted in an increase in equity compensation expenses of approximately $4.6 million (as restated) as compared to the same period in 2005. We expect equity compensation expense in 2007 will be moderately higher than that charged in 2006.

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

Information regarding the restatement of our financial statements related to an error in stock-based compensation expense can be found in Note 2 of Notes to Condensed Consolidated Financial Statements and further information regarding stock-based compensation can be found in Note 6 (As Restated) of Notes to Condensed Consolidated Financial Statements contained in this Report.

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

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006:

	Three Months Ended March 31,
	2007 (As Restated)[1]	2006 (As Restated)[1]
Revenues:
Product	99.5%	98.4%
Service	0.5	1.6

Total revenues	100.0	100.0
Cost of revenues:
Cost of product	72.9	42.5
Cost of service	1.2	4.0

Total cost of revenues	74.1	46.5

Gross profit	25.9	53.5

Operating expenses:
Product development	19.8	64.8
Sales and marketing	13.8	48.0
General and administrative	9.1	30.4

Total operating expenses	42.7	143.2

Loss from operations	(16.8)	(89.7)
Interest and other income, net	3.8	13.0
Interest expense on lease financing obligations	(0.8)	(3.4)

Loss before provision for income taxes	(13.8)	(80.1)
Provision for income taxes	0.3	0.7

Net loss	(14.1)%	(80.8)%

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

Revenues

Total revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	March 31, 2007	March 31, 2006
Total revenues	$39,269	$10,745	$28,524	265.5%

The $28.5 million increase in total revenues for the quarter ended March 31, 2007 as compared to the same period in 2006 was primarily the result of a $24.7 million increase in NES revenues (see discussion below), a $2.9 million increase in LONWORKS Infrastructure revenues (see discussion below), and a $955,000 increase in Enel project revenues (see discussion below).

LONWORKS Infrastructure revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	March 31, 2007	March 31, 2006
LONWORKS Infrastructure revenues	$13,252	$10,379	$2,873	27.7%

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

NES revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	March 31, 2007	March 31, 2006
NES revenues	$24,861	$166	$24,695	14,876.5%

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

Enel project revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006% Change
(Dollars in thousands)	March 31, 2007	March 31, 2006
Enel project revenues	$1,155	$200	$955	477.5%

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

EBV revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	March 31, 2007	March 31, 2006
EBV revenues	$4,648	$2,444	$2,204	90.2%

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

Product revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	March 31, 2007	March 31, 2006
Product revenues	$39,077	$10,574	$28,503	269.6%

The $28.5 million increase in product revenues for the quarter ended March 31, 2007 as compared to the same period in 2006 was primarily the result of a $24.6 million increase in NES product revenues, a $2.9 million increase in LONWORKS Infrastructure product revenues, and a $955,000 increase in Enel Project related revenues.

Service revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	March 31, 2007	March 31, 2006
Service revenues	$192	$171	$21	12.3%

The $21,000 increase in service revenues during the quarter ended March 31, 2007 as compared to the same period in 2006 was primarily due to an increase in NES support revenues, partially offset by a reduction in LONWORKS Infrastructure customer support and training revenues. We do not currently believe that our 2007 service revenues will change substantially from prior year levels.

Gross Profit and Gross Margin (As Restated)

	Three Months Ended		2007 over 2006 $ Change[1]	2007 over 2006 % Change[1]
(Dollars in thousands)	March 31, 2007 (As Restated)[1]	March 31, 2006 (As Restated)[1]
Gross Profit	$10,152	$5,744	$4,408	76.7%
Gross Margin	25.9%	53.5%	—	(27.6)

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

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

Operating Expenses (As Restated)

Product Development (As Restated)

	Three Months Ended		2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
(Dollars in thousands)	March 31, 2007 (As Restated)[1]	March 31, 2006 (As Restated)[1]
Product Development	$7,778	$6,959	$819	11.8%

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $819,000 increase in product development expenses for the quarter ended March 31, 2007 as compared to the same period in 2006 was primarily due to increases in expensed material, fees paid to third party service providers, and compensation expenses for our product development personnel.

We expect that, for full year 2007, product development expenses will increase over 2006 levels. This increase will primarily be the result of increased development efforts related to our NES system products.

Sales and Marketing (As Restated)

	Three Months Ended		2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
(Dollars in thousands)	March 31, 2007 (As Restated)[1]	March 31, 2006 (As Restated)[1]
Sales and Marketing	$5,427	$5,162	$265	5.1%

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

The $265,000 increase in sales and marketing expenses for the quarter ended March 31, 2007 as compared to the same period in 2006 was primarily due to increases in travel and entertainment expenses, compensation expenses, and tradeshows and other advertising related expenses. Contributing to this increase was the impact of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen. Approximately $118,000 of the $265,000 quarter-over-quarter increase was the result of these foreign currency exchange rate fluctuations.

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

General and Administrative (As Restated)

	Three Months Ended		2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
(Dollars in thousands)	March 31, 2007 (As Restated)[1]	March 31, 2006 (As Restated)[1]
General and Administrative	$3,568	$3,265	$303	9.3%

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $303,000 increase in general and administrative expenses during the quarter ended March 31, 2007 as compared to the same period in 2006 was primarily attributable to an increase in compensation related expenses for our executive, accounting, and administrative personnel.

We believe that, during 2007, general and administrative costs will increase modestly above 2006 levels.

Interest and Other Income, Net

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	March 31, 2007	March 31, 2006
Interest and Other Income, Net	$1,497	$1,394	$103	7.4%

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances. In addition, foreign exchange translation gains and losses related to short-term intercompany balances are also reflected in this amount.

Interest income increased by approximately $103,000 during the quarter ended March 31, 2007 as compared to the same period in 2006. This increase is primarily attributable to an overall improvement in the average yield on our investment portfolio, partially offset by a reduction in our average invested cash balance. In addition, a reduction in foreign exchange translation losses on our short-term intercompany balances during the first quarter of 2007 also contributed to the $103,000 improvement in interest and other income, net between the two quarters.

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

Interest Expense on Lease Financing Obligations (As Restated)

	Three Months Ended		2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
(Dollars in thousands)	March 31, 2007 (As Restated)[1]	March 31, 2006 (As Restated)[1]
Interest Expense on Lease Financing Obligations	$(319)	$(360)	$41	11.4%

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

In December 1999 and October 2000, we entered into two separate lease agreements with a local real estate developer for the two buildings we currently occupy at our San Jose headquarters site. As discussed in Notes 2 and 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report, we have accounted for these leases in accordance with EITF 97-10 and SFAS 98. The application of this accounting literature causes Echelon to be considered the “deemed owner” of the two buildings for accounting purposes only.

Accordingly, we have recorded assets and corresponding financing liabilities for an amount equal to these lessor-paid construction costs. The monthly rent payments we make to our lessor under our lease agreements are recorded in our financial statements as land lease expense and principal and interest on the lease financing obligations. “Interest expense on lease financing obligations” reflects the portion of our monthly lease payments that is allocated to interest expense.

We expect that, during 2008, interest expense on lease financing obligations will decrease from the amounts reported for 2007. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Therefore, a higher percentage of the payments we make in 2008 will be allocated to principal repayment and less will be allocated to interest expense.

Provision for Income Taxes

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	March 31, 2007	March 31, 2006
Provision for Income Taxes	$108	$80	$28	35.0%

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

Lease Commitments. We lease our present corporate headquarters facility in San Jose, California, under two non-cancelable leases. The first lease agreement expires in 2011 and the second lease agreement expires in 2013. Upon expiration, both lease agreements provide for extensions of up to ten years. As part of these lease transactions, we provided the lessor security deposits in the form of two standby letters of credit totaling $6.2 million. The leases of our corporate headquarters facilities are accounted for under EITF 97-10 and SFAS 98 (see Notes 2 and 4 of Notes to Condensed Consolidated Financial Statements).

In addition, we lease facilities under operating leases for our sales, marketing, and product development personnel located elsewhere within the United States and in nine foreign countries throughout Europe and Asia including a land lease for accounting purposes associated with our corporate headquarters facilities (see Notes as referenced above). These operating leases expire on various dates through 2018, and in some instances are cancelable with advance notice. Lastly, we also lease certain equipment and, for some of our sales personnel, automobiles. These operating leases are generally less than five years in duration.

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

As of March 31, 2007, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Lease financing obligations (as restated) [1]	$21,948	$3,796	$7,987	$7,596	$2,569
Operating leases (as restated) [1]	4,339	1,456	1,709	1,084	90
Purchase commitments	26,542	25,641	901	—	—

Total	$52,829	$30,893	$10,597	$8,680	$2,659

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

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

The following table presents selected financial information as of March 31, 2007 and for each of the last three fiscal years (dollars in thousands): (As Restated)

	March 31, 2007	December 31,
		2006	2005	2004
Cash, cash equivalents, and short-term investments	$121,554	$124,157	$154,480	$160,364
Trade accounts receivable, net	17,520	13,918	11,006	17,261
Working capital (as restated) [1]	125,947	129,521	154,869	171,032
Stockholders’ equity (as restated) [1]	150,036	153,663	178,551	208,611

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

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

Cash flows from operating activities (as restated). Cash flows from operating activities has historically been driven by net income (loss) levels, adjustments for non-cash charges such as depreciation, amortization, in-process research and development charges, and stock-based compensation, as well as fluctuations in operating asset and liability balances. Net cash used in operating activities was $1.4 million (as restated) for the quarter ended March 31, 2007, an increase of approximately $903,000 from the same period in 2006. During the quarter ended March 31, 2007, net cash used in operating activities was primarily a result of our net loss of $5.6 million (as restated), offset by stock-based compensation expenses of $1.3 million (as restated), depreciation and amortization expense of $1.8 million (as restated), a reduction in our accrued investment income of $114,000, and changes in our operating assets and liabilities of $869,000 (as restated). During the quarter ended March 31, 2006, net cash used in operating activities was primarily a result of our net loss of $8.7 million (as restated), offset by stock-based compensation expenses of $1.6 million (as restated), depreciation and amortization expense of $1.7 million (as restated), a reduction in our bad debt reserve balance of $94,000, and changes in our operating assets and liabilities of $5.0 million (as restated).

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

Cash flows from financing activities (as restated). Cash flows from financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs. Net cash used in financing activities was $145,000 for the quarter ended March 31, 2007, a $1.4 million decrease over the same period in 2006. During the quarter ended March 31, 2007, net cash used in financing activities was primarily the result of $613,000 (as restated) in principal payments on lease financing obligations and $377,000 used to repurchase shares from employees for payment of employee taxes on vesting of share awards and upon exercise of stock options, partially offset by proceeds of $845,000 from the exercise of stock options by our employees. During the quarter ended March 31, 2006, net cash used in financing activities was attributable to open-market purchases of our common stock under our stock repurchase program of $977,000 and principal payments of lease financing obligations of $544,000 (as restated).

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

In June 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million (see Note 13 to our accompanying condensed consolidated financial statements for additional information on our transactions with Enel). The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. To our knowledge, Enel had not disposed of any of its 3.0 million shares.

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

ITEM 4.	CONTROLS AND PROCEDURES (As Restated)

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q/A, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation and considering the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2007.

In the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, we concluded that the Company’s disclosure controls and procedures as of March 31, 2007 were effective. However, in April 2008, the Company identified the following material weaknesses in our internal control over financial reporting, which resulted in the need to restate our previously issued financial statements:

•

We lacked policies and procedures for the timely review of the amortization settings within our third-party equity compensation software application; these settings ensure that the automated calculation of stock-based compensation expense uses our selected method of amortization under SFAS 123R; and,

•	We lacked effectively designed policies and procedures for the accounting and disclosure of our San Jose, California facilities leases.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to March 31, 2008, we have or are planning to take the following actions to address the material weaknesses in our internal control over financial reporting noted above:

•	develop reports to show critical inputs within our third-party equity compensation software application;

•	implement controls to ensure an appropriate and timely review of all critical input settings within our equity compensation software application;

•	provide additional training for all employees who are users of the equity compensation software application or the information reported by the application; and,

•	design and implement controls to properly account and provide required disclosures for our San Jose, California headquarters facilities leases.

In conjunction with the restatement, we reviewed all amortization settings and corrected the settings within our third-party equity compensation software application to ensure proper amortization of stock-based compensation expense. We have also corrected the accounting for our San Jose, California headquarters facilities leases.

We believe as a result of the actions we have taken in conjunction with the restatement, the information contained in this Form 10-Q/A fairly presents, in all material respects, our financial condition and results of operations for the periods contained therein.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 8, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-January 31	42,708	$7.94	—	795,816
February 1-February 28	20,491	$8.63	—	795,816
March 1-March 31	11,682	$9.57	—	795,816

Total	74,881	$8.38	—	795,816

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: May 16, 2008	By:	/s/ Oliver R. Stanfield
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