Form 10-Q/A
period 2007-06-30
ECHELON CORP
filed 2008-05-16
CIK 31347

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

ECHELON CORPORATION

FORM 10-Q/A

AMENDMENT NO. 1

FOR THE QUARTER ENDED JUNE 30, 2007

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q/A we are restating our condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006, and our related condensed consolidated statements of operations and cash flows for the three- and six-month periods ended June 30, 2007 and 2006. As reported on April 22, 2008, during the preparation of our financial results for the quarter ended March 31, 2008, we identified an error in our previously reported equity compensation expense. On April 30, 2008, we reported that we had also inappropriately accounted for the 1999 and 2001 leases of our San Jose, California corporate headquarters facilities.

The effects of all restatement adjustments on our condensed consolidated balance sheets as of June 30, 2007 and December 31, 2007 and 2006 are as follows:

	June 30, 2007	December 31,
		2007	2006
Increase in total assets	$13.6 million	$12.3 million	$15.0 million
Increase in total liabilities	$16.6 million	$15.2 million	$17.9 million
Increase in additional paid-in-capital	$1.1 million	$2.0 million	$0.8 million
Increase in accumulated deficit	$4.1 million	$4.9 million	$3.7 million

The effects of all restatement adjustments on our condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Decrease in rent expense	$1.0 million	$1.0 million	$2.0 million	$2.0 million
Increase in depreciation expense	$0.7 million	$0.7 million	$1.4 million	$1.4 million
Increase in stock-based compensation expense	$0.2 million	$0.2 million	$0.4 million	$0.3 million
Increase in interest expense	$0.3 million	$0.3 million	$0.6 million	$0.7 million
Increase in net loss	$0.2 million	$0.2 million	$0.4 million	$0.4 million

Included in Note 2 of Notes to Condensed Consolidated Financial Statements in this Report are tables that present the effects of all restatement adjustments on the condensed consolidated financial statements reconciling the previously reported data to the ‘as restated’ data for the Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006, and the Condensed Consolidated Statements of Operations and Cash Flows for the three- and six-month periods ended June 30, 2007 and 2006. The restatements are further discussed below.

Restatement of stock-based compensation expense: During the preparation of our financial results for the quarter ended March 31, 2008, we identified an error in our previously reported stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005, and each of the quarterly periods in 2007 and 2006. The error was isolated to share awards and does not affect the other forms of our equity compensation awards, namely stock options and stock-settled stock appreciation rights. While the grant date fair value of the share awards was determined correctly in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R (revised 2004), Share-Based Payment, the amount of expense associated with these awards that was recognized in 2007, 2006 and 2005 was not correct. The error was caused by a misapplication of the widely-used equity compensation software application we use to manage and account for our equity compensation awards. This misapplication caused the expense associated with these share awards to be calculated using the straight-line, single-option method rather than the accelerated, multiple-option method, which we had elected to use for all of our equity compensation awards. Use of the straight-line, single-option method resulted in understatements of stock-based compensation expense in 2007, 2006 and 2005 of $1.2 million, $535,000 and $263,000, respectively. For the three months ended June 30, 2007 and 2006, stock-based compensation expense was understated by $188,000 and $164,000, respectively. For the six months ended June 30, 2007 and 2006, stock-based compensation expense was understated by $341,000 and $309,000, respectively.

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

Sale-Leaseback transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Leases; an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11 (“SFAS 98”), we should have reflected an asset on our balance sheet for the costs paid by the lessor to construct our headquarters facilities, as well as a corresponding liability, because we were the “deemed owner” of the headquarters facilities for accounting purposes during the construction periods. Upon completion of construction, we did not meet the ‘sale-leaseback’ criteria under SFAS 98 and therefore should have treated the leases as financing obligations and the assets and corresponding liabilities would not be derecognized. We had historically accounted for these leases as operating leases under SFAS No. 13, Accounting for Leases (“SFAS 13”), whereby the total minimum lease payment obligations under the leases were recognized as monthly rent expense on a straight-line basis over the terms of the leases. The restatement adjustments do not affect the total cash payments we have made or are obligated to make under the lease agreements, nor do they change the total expense to be recognized over the lease terms. However, the timing and nature of expenses in the statement of operations is different under this treatment as compared to operating lease treatment. Specifically, we should have recognized land lease expense, depreciation expense on the assets we are deemed to own and interest expense on the associated lease financing obligations. For a more detailed description of the effects on our condensed consolidated financial statements, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

The Company will also file amendments to its 2007 Form 10-K and Forms 10-Q for each of the quarters ended March 31 and September 30, 2007. The amended 2007 filings will include restated information for periods affected by these restatements.

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2007 (As Restated)[1]	December 31, 2006 (As Restated)[1]
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,577	$37,412
Short-term investments	79,887	86,745
Accounts receivable, net	18,161	13,918
Inventories	9,466	11,359
Deferred cost of goods sold	7,370	19,060
Other current assets	2,113	2,138

Total current assets	154,574	170,632

Property and equipment, net	30,270	30,405
Goodwill	8,340	8,278
Other long-term assets	1,916	1,957

TOTAL ASSETS	$195,100	$211,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,122	$6,893
Accrued liabilities	5,498	4,796
Current portion lease financing obligations	2,736	2,579
Deferred revenues	16,518	26,843

Total current liabilities	31,874	41,111

LONG-TERM LIABILITIES:
Lease financing obligations, net of current portion	14,643	16,052
Deferred rent	417	446

Total long-term liabilities	15,060	16,498

STOCKHOLDERS’ EQUITY:
Common stock	421	416
Additional paid-in capital	288,972	283,728
Treasury stock	(19,259)	(19,259)
Accumulated other comprehensive income	1,118	997
Accumulated deficit	(123,086)	(112,219)

Total stockholders’ equity	148,166	153,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$195,100	$211,272

[1]	See Note 2 of Notes to Condensed Consolidated Financial Statements for explanation of the restatement.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (As Restated)[1]	2006 (As Restated)[1]	2007 (As Restated)[1]	2006 (As Restated)[1]
REVENUES:
Product	$26,437	$19,209	$65,514	$29,783
Service	259	165	451	336

Total revenues	26,696	19,374	65,965	30,119

COST OF REVENUES:
Cost of product [2]	15,331	7,306	43,965	11,871
Cost of service [2]	505	443	988	879

Total cost of revenues	15,836	7,749	44,953	12,750

GROSS PROFIT	10,860	11,625	21,012	17,369

OPERATING EXPENSES:
Product development [2]	8,118	7,142	15,896	14,101
Sales and marketing [2]	4,968	5,108	10,395	10,270
General and administrative [2]	4,163	3,664	7,731	6,929

Total operating expenses	17,249	15,914	34,022	31,300

LOSS FROM OPERATIONS	(6,389)	(4,289)	(13,010)	(13,931)
INTEREST AND OTHER INCOME, NET	1,488	1,404	2,985	2,798
INTEREST EXPENSE ON LEASE FINANCING OBLIGATIONS	(308)	(350)	(627)	(710)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,209)	(3,235)	(10,652)	(11,843)
INCOME TAX EXPENSE	107	80	215	160

NET LOSS	$(5,316)	$(3,315)	$(10,867)	$(12,003)

NET LOSS PER SHARE:
Basic	$(0.13)	$(0.08)	$(0.28)	$(0.30)

Diluted	$(0.13)	$(0.08)	$(0.28)	$(0.30)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic	39,508	39,615	39,368	39,691

Diluted	39,508	39,615	39,368	39,691

[1] See Note 2 of Notes to Condensed Consolidated Financial Statements for explanation of the restatement.

[2] Amounts include stock-based compensation costs as follows (as restated) [1]:

Cost of product	$162	$119	$309	$246
Cost of service	11	14	27	30
Product development	510	550	992	1,219
Sales and marketing	321	344	637	742
General and administrative	589	446	961	787

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007 (As Restated)[1]	2006 (As Restated)[1]
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(10,867)	$(12,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,588	3,529
Loss on disposal of fixed assets	4	—
Reduction of allowance for doubtful accounts	(57)	(35)
Increase in accrued investment income	(245)	(286)
Stock-based compensation	2,926	3,024
Change in operating assets and liabilities:
Accounts receivable	(4,198)	(5,748)
Inventories	1,879	(1,220)
Deferred cost of goods sold	11,690	(4,956)
Other current assets	34	(426)
Accounts payable	(102)	2,752
Accrued liabilities	697	(2,503)
Deferred revenues	(10,320)	10,481
Deferred rent	(28)	(49)

Net cash used in operating activities	(4,999)	(7,440)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(55,077)	(34,470)
Proceeds from maturities and sales of available-for-sale short-term investments	62,176	37,407
Change in other long-term assets	43	22
Capital expenditures	(3,132)	(2,912)

Net cash provided by investing activities	4,010	47

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(1,252)	(1,115)
Proceeds from exercise of stock options	3,165	191
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(842)	—
Repurchase of common stock under stock repurchase program	—	(2,545)

Net cash provided by (used in) financing activities	1,071	(3,469)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	83	348

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	165	(10,514)
CASH AND CASH EQUIVALENTS:
Beginning of period	37,412	59,080

End of period	$37,577	$48,566

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$194	$44

Cash paid for interest on lease financing obligations	$620	$703

[1]	See Note 2 of Notes to Condensed Consolidated Financial Statements for explanation of the restatement.

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2007 included in its Annual Report on Form 10-K/A filed concurrently with this Quarterly Report on Form 10-Q/A.

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

The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to its distributors in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, and Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). During the first and second quarters of 2006, the Company modified its revenue recognition method for sales made to its distributor partners. Under the revised method, revenue on sales made to distributors is deferred until the distributor sells the products through to its end-use customers. The impact of these revenue recognition methodology revisions were one-time reductions in revenues of approximately $1.0 million during the quarter ended June 30, 2006, and $3.9 million during the six month period ended June 30, 2006.

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

Restatement of stock-based compensation expense: The Company identified an error in its previously reported stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005 and each of the quarterly periods in 2007 and 2006. The error was isolated to share awards and does not affect the other forms of our equity compensation awards, namely stock options and stock-settled stock appreciation rights. While the grant date fair value of the share awards was determined correctly in accordance with SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), the amount of expense associated with these awards that was recognized in 2007, 2006 and 2005 was not correct. The error was caused by a misapplication of the widely-used equity compensation software application the Company uses to manage and account for its equity compensation awards. This misapplication caused the expense associated with these share awards to be calculated using the straight-line, single-option method rather than the accelerated, multiple-option method, which the Company had elected to use for all of its equity compensation awards. Use of the straight-line, single-option method resulted in understatements of stock-based compensation expense in 2007, 2006 and 2005 of $1.2 million, $535,000 and $263,000, respectively. For the three-month periods ended June 30, 2007 and 2006, stock-based compensation expense was understated by $188,000 and $164,000, respectively. For the six-month periods ended June 30, 2007 and 2006, stock-based compensation expense was understated by $341,000 and $309,000, respectively.

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

The following table presents the effects of the adjustments made to the Company’s previously reported condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007			December 31, 2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$37,577	$—	$37,577	$37,412	$—	$37,412
Short-term investments	79,887	—	79,887	86,745	—	86,745
Accounts receivable, net	18,161	—	18,161	13,918	—	13,918
Inventories	9,466	—	9,466	11,359	—	11,359
Deferred cost of goods sold	7,370	—	7,370	19,060	—	19,060
Other current assets	2,342	(229)	2,113	2,359	(221)	2,138

Total current assets	154,803	(229)	154,574	170,853	(221)	170,632

Property and Equipment, net	16,415	13,855	30,270	15,188	15,217	30,405
Goodwill	8,340	—	8,340	8,278	—	8,278
Other long-term assets	1,916	—	1,916	1,957	—	1,957

TOTAL ASSETS	$181,474	$13,626	$195,100	$196,276	$14,996	$211,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,122	$—	$7,122	$6,893	$—	$6,893
Accrued liabilities	5,421	77	5,498	4,697	99	4,796
Current portion lease financing obligations	—	2,736	2,736	—	2,579	2,579
Deferred revenues	16,518	—	16,518	26,843	—	26,843

Total current liabilities	29,061	2,813	31,874	38,433	2,678	41,111

Long-Term Liabilities:
Lease financing obligations, net of current portion	—	14,643	14,643	—	16,052	16,052
Deferred rent, net of current portion	1,320	(903)	417	1,268	(822)	446

Total long-term liabilities	1,320	13,740	15,060	1,268	15,230	16,498

Stockholders’ Equity:
Common stock	421	—	421	416	—	416
Additional paid-in capital	287,833	1,139	288,972	282,930	798	283,728
Treasury stock	(19,259)	—	(19,259)	(19,259)	—	(19,259)
Accumulated other comprehensive income	1,118	—	1,118	997	—	997
Accumulated deficit	(119,020)	(4,066)	(123,086)	(108,509)	(3,710)	(112,219)

Total stockholders’ equity	151,093	(2,927)	148,166	156,575	(2,912)	153,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$181,474	$13,626	$195,100	$196,276	$14,996	$211,272

The following table presents the effects of the adjustments made to the Company’s previously reported condensed consolidated statements of operations for each of the three-month periods ended June 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended June 30,
	2007			2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
REVENUES:
Product	$26,437	$—	$26,437	$19,209	$—	$19,209
Service	259	—	259	165	—	165

Total revenues	26,696	—	26,696	19,374	—	19,374

COST OF REVENUES:
Cost of product	15,315	16	15,331	7,303	3	7,306
Cost of service	514	(9)	505	452	(9)	443

Total cost of revenues	15,829	7	15,836	7,755	(6)	7,749

Gross profit	10,867	(7)	10,860	11,619	6	11,625

OPERATING EXPENSES:
Product development	8,130	(12)	8,118	7,163	(21)	7,142
Sales and marketing	4,953	15	4,968	5,089	19	5,108
General and administrative	4,291	(128)	4,163	3,798	(134)	3,664

Total operating expenses	17,374	(125)	17,249	16,050	(136)	15,914

Loss from operations	(6,507)	118	(6,389)	(4,431)	142	(4,289)
Interest and other income, net	1,488	—	1,488	1,404	—	1,404
Interest expense on lease financing obligations	—	(308)	(308)	—	(350)	(350)

Loss before provision for income taxes	(5,019)	(190)	(5,209)	(3,027)	(208)	(3,235)
Provision for income taxes	107	—	107	80	—	80

NET LOSS	$(5,126)	$(190)	$(5,316)	$(3,107)	$(208)	$(3,315)

Loss per share:
Basic	$(0.13)	$—	$(0.13)	$(0.08)	$—	$(0.08)

Diluted	$(0.13)	$—	$(0.13)	$(0.08)	$—	$(0.08)

Shares used in per share calculation:
Basic	39,508	—	39,508	39,615	—	39,615

Diluted	39,508	—	39,508	39,615	—	39,615

The following table presents the effects of the adjustments made to the Company’s previously reported condensed consolidated statements of operations for each of the six-month periods ended June 30, 2007 and 2006 (in thousands, except per share data):

	Six Months Ended June 30,
	2007			2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
REVENUES:
Product	$65,514	$—	$65,514	$29,783	$—	$29,783
Service	451	—	451	336	—	336

Total revenues	65,965	—	65,965	30,119	—	30,119

COST OF REVENUES:
Cost of product	43,942	23	43,965	11,866	5	11,871
Cost of service	1,006	(18)	988	897	(18)	879

Total cost of revenues	44,948	5	44,953	12,763	(13)	12,750

Gross profit	21,017	(5)	21,012	17,356	13	17,369

OPERATING EXPENSES:
Product development	15,931	(35)	15,896	14,154	(53)	14,101
Sales and marketing	10,368	27	10,395	10,236	34	10,270
General and administrative	7,999	(268)	7,731	7,200	(271)	6,929

Total operating expenses	34,298	(276)	34,022	31,590	(290)	31,300

Loss from operations	(13,281)	271	(13,010)	(14,234)	303	(13,931)
Interest and other income, net	2,985		2,985	2,798	—	2,798
Interest expense on lease financing obligations	—	(627)	(627)	—	(710)	(710)

Loss before provision for income taxes	(10,296)	(356)	(10,652)	(11,436)	(407)	(11,843)
Provision for income taxes	215	—	215	160	—	160

NET LOSS	$(10,511)	$(356)	$(10,867)	$(11,596)	$(407)	$(12,003)

Loss per share:
Basic	$(0.27)	$(0.01)	$(0.28)	$(0.29)	$(0.01)	$(0.30)

Diluted	$(0.27)	$(0.01)	$(0.28)	$(0.29)	$(0.01)	$(0.30)

Shares used in per share calculation:
Basic	39,368	—	39,368	39,691	—	39,691

Diluted	39,368	—	39,368	39,691	—	39,691

The following table presents the effects of the adjustments made to the Company’s previously reported condensed consolidated statements of cash flows for each of the six-month periods ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended June 30,
	2007			2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net cash used in operating activities	$(6,251)	$1,252	$(4,999)	$(8,555)	$1,115	$(7,440)

Net cash provided by investing activities	4,010	—	4,010	47	—	47

Net cash provided by (used in) financing activities	2,323	(1,252)	1,071	(2,354)	(1,115)	(3,469)

Effect of exchange rate changes on cash	83	—	83	348	—	348

Net increase (decrease) in cash and cash equivalents	165	—	165	(10,514)	—	(10,514)
CASH AND CASH EQUIVALENTS:
Beginning of period	37,412	—	37,412	59,080	—	59,080

End of period	$37,577	$—	$37,577	$48,566	$—	$48,566

SUPPLEMENTAL DISCLOSURES:
Cash paid for taxes	$194	$—	$194	$44	$—	$44

Cash paid for interest on lease financing obligations	$—	$620	$620	$—	$703	$703

3. Property and Equipment (As Restated)

Property and equipment are stated at cost. The cost of buildings and improvements for our leased San Jose, California headquarters facilities, for which we are the “deemed owner” for accounting purposes only, includes both the costs paid for directly by the Company and the costs paid for by the builder (lessor).

Accounting for buildings and improvements

In December 1999, the Company entered into a lease agreement with a real estate developer for its existing corporate headquarters in San Jose, California. This agreement requires minimum rental payments for ten years totaling approximately $20.6 million and also required that the Company provide a $3.0 million security deposit, which requirement has since been reduced to $1.2 million. The Company satisfied the security deposit requirement by causing to have issued a standby letter of credit (“LOC”) in July 2000. The LOC is subject to annual renewals and is currently secured by a $10.0 million line of credit at the bank that issued the LOC. The line of credit is maintained primarily for the purpose of providing standby letters of credit as required under the Company’s lease agreements, as well as for providing standby letters of credit that arise from time to time in the general course of business. As of June 30, 2007 and December 31, 2006, no amounts had been drawn against the line of credit or the letters of credit.

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

For the December 1999 and October 2000 lease agreements, the Company initially recorded assets and corresponding lease financing obligations for the building and improvement costs paid by the lessor in the amount of $12.0 million and $15.2 million, respectively. The Company has recorded depreciation expense associated with the building and improvement costs paid by the lessor of $681,000 in each of the three-month periods ended June 30, 2007 and 2006 and $1.4 million in each of the six-month periods ended June 30, 2007 and 2006. As of June 30, 2007 and December 31, 2006, the net book value of the buildings and improvements paid for by the lessor was $13.9 million and $15.2 million, respectively.

Under the lease agreements, a portion of each lease payment is accounted for as an operating lease of land and recorded as expense on a straight-line basis over the terms of the respective leases which includes the construction periods. The remaining lease payments are considered to be payments of principal and interest on the lease financing obligations. For the three months ended June 30, 2007 and 2006, land lease expense was $113,000 for each quarter, principal reductions on the lease financing obligations were $639,000 and $571,000, respectively, and interest expense was $308,000 and $350,000, respectively. For the six months ended June 30, 2007 and 2006, land lease expense was $225,000 for each period, principal reductions on the lease financing obligations were $1.3 million and $1.1 million, respectively, and interest expense was $627,000 and $710,000, respectively.

4. Short-Term Investments

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

5. Earnings Per Share (As Restated)

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months and six months ended June 30, 2007 and June 30, 2006 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (As Restated)[1]	2006 (As Restated)[1]	2007 (As Restated)[1]	2006 (As Restated)[1]
Net loss (Numerator):
Net loss, basic & diluted	$(5,316)	$(3,315)	$(10,867)	$(12,003)

Shares (Denominator):
Weighted average common shares outstanding	39,508	39,615	39,368	39,691

Shares used in basic computation	39,508	39,615	39,368	39,691
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—

Shares used in diluted computation	39,508	39,615	39,368	39,691

Net loss per share:
Basic	$(0.13)	$(0.08)	$(0.28)	$(0.30)

Diluted	$(0.13)	$(0.08)	$(0.28)	$(0.30)

(1)	See Note 2 of these Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

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

6. Stockholders’ Equity and Employee Stock Option Plans (As Restated)

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

Comprehensive Loss (As Restated)

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (As Restated)[1]	2006 (As Restated)[1]	2007 (As Restated)[1]	2006 (As Restated)[1]
Net loss	$(5,316)	$(3,315)	$(10,867)	$(12,003)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	41	388	124	528
Unrealized holding gain/(loss) on available-for-sale securities	(43)	15	(3)	50

Comprehensive loss	$(5,318)	$(2,912)	$(10,746)	$(11,425)

(1)	See Note 2 of these Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

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

7. Significant Customers

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

The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2007. Please refer to Note 13, Related Party, for additional information regarding the Company’s agreement with Enel.

8. Commitments and Contingencies (As Restated)

Lease Commitments (As Restated)

As discussed in Note 3, the December 1999 and October 2000 leases of our corporate headquarters facilities are accounted for under EITF 97-10 and SFAS 98.

In addition, the Company leases facilities under operating leases for its sales, marketing, and product development personnel located elsewhere within the United States and in nine foreign countries throughout Europe and Asia including a land lease for accounting purposes associated with the Company’s corporate headquarters facilities. These operating leases expire on various dates through 2018, and in some instances are cancelable with advance notice. Lastly, the Company also leases certain equipment and, for some of its sales personnel, automobiles. These operating leases are generally less than five years in duration.

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

9. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Purchased materials	$3,144	$3,378
Work-in-process	141	107
Finished goods	6,181	7,874

	$9,466	$11,359

10. Accrued Liabilities (As Restated)

Accrued liabilities consist of the following (in thousands):

	June 30, 2007 (As Restated)[1]	December 31, 2006 (As Restated)[1]
Accrued payroll and related costs	$3,016	$2,776
Accrued taxes	1,366	1,307
Other accrued liabilities	1,116	713

	$5,498	$4,796

(1)	See Note 2 of these Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

11. Segment Disclosure (As Restated)

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

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the geographic area and excludes certain expenses that are managed outside the geographic area. Costs excluded from geographic area profit or loss consist primarily of unallocated corporate expenses, which are comprised of product development costs, corporate marketing costs, and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2007 and December 31, 2006, long-lived assets of approximately $37.3 million (as restated) and $37.4 million (as restated), respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the executive staff when making decisions about resource allocation to the geographic areas based on their performance.

The Company typically sells its products through a direct sales organization and select third-party electronics representatives in North America. Outside North America, the Company typically sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by geography for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands) (as restated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues from customers:
Americas	$4,996	$4,695	$9,251	$9,495
EMEA	15,738	13,595	47,100	17,579
APJ	5,962	1,084	9,614	3,045

Total	$26,696	$19,374	$65,965	$30,119

Gross profit:
Americas (As Restated)[1]	$3,429	$3,098	$6,198	$5,754
EMEA	3,917	7,771	9,060	9,955
APJ	3,514	756	5,754	1,660

Total	$10,860	$11,625	$21,012	$17,369

Income (loss) from operations:
Americas (As Restated)[1]	$2,517	$2,050	$4,200	$3,611
EMEA	2,459	6,359	6,043	7,087
APJ	2,431	(266)	3,476	(489)
Unallocated	(13,796)	(12,432)	(26,729)	(24,140)

Total	$(6,389)	$(4,289)	$(13,010)	$(13,931)

(1)	See Note 2 of these Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

Products sold to Enel and its designated manufacturers (see discussion of Enel below in Note 13- Related Party) accounted for approximately $3.8 million, or 14.4% of total revenues for the quarter ended June 30, 2007, and $6.9 million, or 35.4% for the same period in 2006; and $5.0 million, or 7.6% of total revenues for the six months ended June 30, 2007, and $7.1 million, or 23.4% for the same period in 2006. For the quarter ended June 30, 2007, 95.9% of the revenues under the Enel program were derived from products shipped to customers in APJ, while the remaining 4.1% from customers in EMEA. For the six months ended June 30, 2007, 95.3% of the revenues derived from products shipped under the Enel program were from customers in APJ and the remaining 4.7% from customers in EMEA.

12. Income Taxes

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

In June 2000, the Company entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock. At the same time, the Company also entered into a Research and Development and Technological Cooperation Agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, the Company cooperated with Enel to integrate LONWORKS technology into Enel’s remote metering management project in Italy. Revenues associated with sales made to Enel and its designated manufacturers for the quarter and six month periods ended June 30, 2007 and 2006 are discussed above in Note 11 – Segment Disclosure. As of June 30, 2007 and June 30, 2006, $158,000 and $6.8 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

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

Restatement of stock-based compensation expense: We identified an error in our previously reported stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005 and each of the quarterly periods in 2007 and 2006. The error was isolated to share awards and does not affect the other forms of our equity compensation awards, namely stock options and stock-settled stock appreciation rights. While the grant date fair value of the share awards was determined correctly in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), the amount of expense associated with these awards that was recognized in 2007, 2006 and 2005 was not correct. The error was caused by a misapplication of the widely-used equity compensation software application we use to manage and account for our equity compensation awards. This misapplication caused the expense associated with these share awards to be calculated using the straight-line, single-option method rather than the accelerated, multiple-option method, which we had elected to use for all of our equity compensation awards. Use of the straight-line, single-option method resulted in understatements of stock-based compensation expense in 2007, 2006 and 2005 of $1.2 million, $535,000 and $263,000, respectively. For the three months ended June 30, 2007 and 2006, stock-based compensation expense was understated by $188,000 and $164,000, respectively. For the six months ended June 30, 2007 and 2006, stock-based compensation expense was understated by $341,000 and $309,000, respectively.

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

Therefore we have restated our condensed consolidated balance sheets as of June 30, 2007, and December 31, 2006, and our condensed consolidated statements of operations and cash flows for the three- and six-month periods ended June 30, 2007 and 2006, to reflect the restatement adjustments applicable to those periods. We will also file amendments to our 2007 Form 10-K and Forms 10-Q for each of the quarters ended March 31 and September 30, 2007. The amended 2007 filings will include restated information for the periods affected by these restatements.

The effects of all restatement adjustments on our condensed consolidated balance sheets as of June 30, 2007, and December 31, 2007 and 2006 are as follows:

	June 30, 2007	December 31,
		2007	2006
Increase in total assets	$13.6 million	$12.3 million	$15.0 million
Increase in total liabilities	$16.6 million	$15.2 million	$17.9 million
Increase in additional paid-in-capital	$1.1 million	$2.0 million	$0.8 million
Increase in accumulated deficit	$4.1 million	$4.9 million	$3.7 million

The effects of all restatement adjustments on our condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Decrease in rent expense	$1.0 million	$1.0 million	$2.0 million	$2.0 million
Increase in depreciation expense	$0.7 million	$0.7 million	$1.4 million	$1.4 million
Increase in stock-based compensation expense	$0.2 million	$0.2 million	$0.4 million	$0.3 million
Increase in interest expense	$0.3 million	$0.3 million	$0.6 million	$0.7 million
Increase in net loss	$0.2 million	$0.2 million	$0.4 million	$0.4 million

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

Included in Note 2 of Notes to Condensed Consolidated Financial Statements in this Report are tables that present the effects of all restatement adjustments on the condensed consolidated financial statements reconciling the previously reported data to the ‘as restated’ data for the Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006, and the Condensed Consolidated Statements of Operations and Cash Flows for each of the three- and six-month periods ended June 30, 2007 and 2006.

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

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three and six month ended June 30, 2007 and June 30, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (As Restated)[1]	2006 (As Restated)[1]	2007 (As Restated)[1]	2006 (As Restated)[1]
Revenues:
Product	99.0%	99.1%	99.3%	98.9%
Service	1.0	0.9	0.7	1.1

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	57.4	37.7	66.7	39.4
Cost of service	1.9	2.3	1.5	2.9

Total cost of revenues	59.3	40.0	68.2	42.3

Gross profit	40.7	60.0	31.8	57.7

Operating expenses:
Product development	30.4	36.8	24.1	46.8
Sales and marketing	18.6	26.4	15.8	34.1
General and administrative	15.6	18.9	11.7	23.0

Total operating expenses	64.6	82.1	51.6	103.9

Loss from operations	(23.9)	(22.1)	(19.8)	(46.2)
Interest and other income, net	5.6	7.2	4.5	9.3
Interest expense on lease financing obligations	(1.2)	(1.8)	(0.9)	(2.4)

Loss before provision for income taxes	(19.5)	(16.7)	(16.2)	(39.3)
Income tax expense	0.4	0.4	0.3	0.5

Net loss	(19.9%)	(17.1%)	(16.5%)	(39.8%)

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

Revenues

Total Revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Total Revenues	$26,696	$19,374	$7,322	37.8%

	Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Total Revenues	$65,965	$30,119	$35,846	119.0%

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

NES revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
NES revenues	$9,411	$323	$9,088	2,813.6%

	Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
NES revenues	$34,272	$488	$33,784	6,923.0%

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

LONWORKS Infrastructure revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
LONWORKS Infrastructure Revenues	$13,453	$12,201	$1,252	10.3%

	Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
LONWORKS Infrastructure Revenues	$26,705	$22,581	$4,124	18.3%

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

Enel Project revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Enel Project Revenues	$3,833	$6,850	$(3,017)	(44.0%)

	Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Enel Project Revenues	$4,988	$7,050	$(2,062)	(29.2%)

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

EBV revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
EBV Revenues	$4,360	$4,266	$94	2.2%

	Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
EBV Revenues	$9,008	$6,710	$2,298	34.2%

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

Product revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Product Revenues	$26,437	$19,209	$7,228	37.6%

	Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Product Revenues	$65,514	$29,783	$35,731	120.0%

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

Service revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Service Revenues	$259	$165	$94	57.0%

	Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Service Revenues	$451	$336	$115	34.2%

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

Gross Profit and Gross Margin (As Restated)

	Three Months Ended
(Dollars in thousands)	June 30, 2007 (As Restated)[1]	June 30, 2006 (As Restated)[1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
Gross Profit	$10,860	$11,625	$(765)	(6.6%)
Gross Margin	40.7%	60.0%	—	(19.3%)

	Six Months Ended
(Dollars in thousands)	June 30, 2007 (As Restated)[1]	June 30, 2006 (As Restated)[1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
Gross Profit	$21,012	$17,369	$3,643	21.0%
Gross Margin	31.8%	57.7%	—	(25.9%)

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

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

Both the 19.3 percentage point decrease in gross margin during the second quarter of 2007, as well as the 25.9 percentage point decrease during the first six months of 2007, were due primarily to the mix of revenues reported. In each case, the proportion of our revenues attributable to sales of our NES system products increased significantly as compared to the same periods in 2006. In general, gross margins generated from sales of our NES system products are much lower than those generated from both sales of our LONWORKS Infrastructure products and services as well as sales made under the Enel Project. As a result, when NES revenues are higher as a percentage of overall revenues, as they were during the quarter and six months ended June 30, 2007, overall gross margins will be lower. Conversely, when NES revenues comprise a lower percentage of overall revenues, as they were during the quarter and six months ended June 30, 2006, overall gross margins will be higher.

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

Operating Expenses (As Restated)

Product Development (As Restated)

	Three Months Ended
(Dollars in thousands)	June 30, 2007 (As Restated)[1]	June 30, 2006 (As Restated)[1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
Product Development	$8,118	$7,142	$976	13.7%

	Six Months Ended
(Dollars in thousands)	June 30, 2007 (As Restated)[1]	June 30, 2006 (As Restated)[1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
Product Development	$15,896	$14,101	$1,795	12.7%

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, equipment and supplies, fees paid to third party consultants, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $976,000 and $1.8 million increases in product development expenses for the quarter and six month periods ended June 30, 2007 as compared to the same periods in 2006 were primarily due to increases in compensation expenses for our product development personnel, fees paid to third party service providers, and equipment and supplies used in the development process.

We expect that, for full year 2007, product development expenses will increase over 2006 levels. This increase will primarily be the result of increased development efforts related to our NES system products.

Sales and Marketing (As Restated)

	Three Months Ended
(Dollars in thousands)	June 30, 2007 (As Restated)[1]	June 30, 2006 (As Restated)[1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
Sales and Marketing	$4,968	$5,108	$(140)	(2.7%)

	Six Months Ended
(Dollars in thousands)	June 30, 2007 (As Restated)[1]	June 30, 2006 (As Restated)[1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
Sales and Marketing	$10,395	$10,270	$125	1.2%

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

The $140,000 reduction in sales and marketing expenses during the quarter ended June 30, 2007 as compared to the same period in 2006 was primarily the result of a decrease in costs associated with tradeshows. The $125,000 increase in sales and marketing expenses during the six months ended June 30, 2007 as compared to the same period in 2006 was primarily due to increases in compensation related expenses for our sales and marketing personnel.

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

General and Administrative (As Restated)

	Three Months Ended
(Dollars in thousands)	June 30, 2007 (As Restated)[1]	June 30, 2006 (As Restated)[1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
General and Administrative	$4,163	$3,664	$499	13.6%

	Six Months Ended
(Dollars in thousands)	June 30, 2007 (As Restated)[1]	June 30, 2006 (As Restated)[1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
General and Administrative	$7,731	$6,929	$802	11.6%

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

Both the $499,000 and $802,000 increases in general and administrative expenses during the quarter and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, were primarily attributable to increases in compensation related expenses for our executive, accounting, and administrative personnel, and to a lesser extent, fees paid to our independent accountants and other third party service providers.

We believe that, during 2007, general and administrative costs will increase modestly above 2006 levels.

Interest and Other Income, Net

	Three Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Interest and Other Income, Net	$1,488	$1,404	$84	6.0%

	Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Interest and Other Income, Net	$2,985	$2,798	$187	6.7%

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

Interest Expense on Lease Financing Obligations (As Restated)

	Three Months Ended
(Dollars in thousands)	June 30, 2007 (As Restated)[1]	June 30, 2006 (As Restated)[1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
Interest Expense on Lease Financing Obligations	$308	$350	$(42)	(12.0%)

	Six Months Ended
(Dollars in thousands)	June 30, 2007 (As Restated)[1]	June 30, 2006 (As Restated)[1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
Interest Expense on Lease Financing Obligations	$627	$710	$(83)	(11.7%)

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

In December 1999 and October 2000, we entered into two separate lease agreements with a local real estate developer for the two buildings we currently occupy at our San Jose headquarters site. As discussed in Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report, we have accounted for these leases in accordance with EITF 97-10 and SFAS 98. The application of this accounting literature causes Echelon to be considered the “deemed owner” of the two buildings for accounting purposes only.

Accordingly, we have recorded assets and corresponding financing liabilities for an amount equal to these lessor paid construction costs. The monthly rent payments we make to our lessor under our lease agreements are recorded in our financial statements as land lease expense and principal and interest on the lease financing obligations. “Interest expense on lease financing obligations” reflects the portion of our monthly lease payments that is allocated to interest expense.

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

Provision for Income Taxes

	Three Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Provision for Income Taxes	$107	$80	$27	33.8%

	Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Provision for Income Taxes	$215	$160	$55	34.4%

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

Lease Commitments. We lease our present corporate headquarters facility in San Jose, California, under two non-cancelable leases. The first lease agreement expires in 2011 and the second lease agreement expires in 2013. Upon expiration, both lease agreements provide for extensions of up to ten years. As part of these lease transactions, we provided the lessor security deposits in the form of two standby letters of credit totaling $6.2 million. The leases of our corporate headquarters facilities are accounted for under EITF 97-10 and SFAS 98 (see Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements).

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

The following table presents selected financial information as of June 30, 2007 and for each of the last three fiscal years (dollars in thousands):

		December 31,
	June 30, 2007	2006	2005	2004
Cash, cash equivalents, and short-term investments	$117,464	$124,157	$154,480	$160,364
Trade accounts receivable, net	18,161	13,918	11,006	17,261
Working capital (as restated) [1]	122,700	129,521	154,869	171,032
Stockholders’ equity (as restated) [1]	148,166	153,663	178,551	208,611

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

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

Cash flows from operating activities (as restated). Cash flows from operating activities have historically been driven by net income (loss) levels, adjustments for non-cash charges such as depreciation, amortization, in-process research and development charges, and stock-based compensation, as well as fluctuations in operating asset and liability balances. Net cash used in operating activities was $5.0 million (as restated) for the six months ended June 30, 2007, a $2.4 million (as restated) decrease from the same period in 2006. During the six months ended June 30, 2007, net cash used in operating activities was primarily a result of our net loss of $10.9 million (as restated), changes in our operating assets and liabilities of $348,000 (as restated), an increase in accrued investment income of $245,000, and a reduction in our bad debt reserve balance of $57,000, partially offset by stock-based compensation expenses of $2.9 million (as restated), and depreciation and amortization expense of $3.6 million (as restated). During the six months ended June 30, 2006, net cash used in operating activities was primarily a result of our net loss of $12.0 million (as restated), changes in our operating assets and liabilities of $1.7 million (as restated), an increase in accrued investment income of $286,000, and a reduction in our bad debt reserve balance of $35,000, partially offset by stock-based compensation expenses of $3.0 million (as restated), and depreciation and amortization expense of $3.5 million (as restated).

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

Cash flows from financing activities (as restated). Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs. Net cash provided by financing activities was $1.1 million (as restated) for the six months ended June 30, 2007, a $4.5 million (as restated) increase over the same period in 2006. During the six month period ended June 30, 2007, net cash provided by financing activities was attributable to proceeds of $3.2 million from issuance of common stock as a result of options exercised by our employees, partially offset by $842,000 of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of share awards and upon the exercise of stock options, and $1.3 million in principal payments of lease financing obligations. During the six month period ended June 30, 2006, net cash used in financing activities was attributable to $2.5 million of open-market purchases of our common stock under our stock repurchase program and $1.1 million (as restated) in principal payments of lease financing obligations, partially offset by $191,000 of proceeds from issuance of common stock as a result of options exercised by our employees.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q/A, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation and considering the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2007.

In the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, we concluded that the Company’s disclosure controls and procedures as of June 30, 2007 were effective. However, in April 2008, the Company identified the following material weaknesses in our internal control over financial reporting, which resulted in the need to restate our previously issued financial statements:

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1- April 30	41,822	$11.96	—	795,816
May 1- May 31	62,708	$15.00	—	795,816
June 1- June 30	38,613	$18.26	—	795,816

Total	143,143	$14.99	—	795,816

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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