Form 10-Q/A
period 2007-09-30
ECHELON CORP
filed 2008-05-16
CIK 31347

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2007, 40,686,102 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q/A

AMENDMENT NO. 1

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q/A we are restating our condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, and our related condensed consolidated statements of operations and cash flows for the three- and nine-month periods ended September 30, 2007 and 2006. As reported on April 22, 2008, during the preparation of our financial results for the quarter ended March 31, 2008, we identified an error in our previously reported equity compensation expense. On April 30, 2008, we reported that we had also inappropriately accounted for the 1999 and 2001 leases of our San Jose, California corporate headquarters facilities.

The effects of all restatement adjustments on our condensed consolidated balance sheets as of September 30, 2007 and December 31, 2007 and 2006 are as follows:

	September 30, 2007	December 31,
		2007	2006
Increase in total assets	$12.9 million	$12.3 million	$15.0 million
Increase in total liabilities	$15.9 million	$15.2 million	$17.9 million
Increase in additional paid-in-capital	$1.4 million	$2.0 million	$0.8 million
Increase in accumulated deficit	$4.4 million	$4.9 million	$3.7 million

The effects of all restatement adjustments on our condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Decrease in rent expense	$1.0 million	$1.0 million	$3.0 million	$3.0 million
Increase in depreciation expense	$0.7 million	$0.7 million	$2.0 million	$2.0 million
Increase in stock-based compensation expense	$0.3 million	$0.1 million	$0.7 million	$0.4 million
Increase in interest expense	$0.3 million	$0.3 million	$0.9 million	$1.0 million
Increase in net loss	$0.3 million	$0.1 million	$0.7 million	$0.5 million

Included in Note 2 of Notes to Condensed Consolidated Financial Statements in this Report are tables that present the effects of all restatement adjustments on the condensed consolidated financial statements reconciling the previously reported data to the ‘as restated’ data for the Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006, and the Condensed Consolidated Statements of Operations and Cash Flows for the three- and nine-month periods ended September 30, 2007 and 2006. The restatements are further discussed below.

Restatement of stock-based compensation expense: During the preparation of our financial results for the quarter ended March 31, 2008, we identified an error in our previously reported stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005, and each of the quarterly periods in 2007 and 2006. The error was isolated to share awards and does not affect the other forms of our equity compensation awards, namely stock options and stock-settled stock appreciation rights. While the grant date fair value of the share awards was determined correctly in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R (revised 2004), Share-Based Payment, the amount of expense associated with these awards that was recognized in 2007, 2006 and 2005 was not correct. The error was caused by a misapplication of the widely-used equity compensation software application we use to manage and account for our equity compensation awards. This misapplication caused the expense associated with these share awards to be calculated using the straight-line, single-option method rather than the accelerated, multiple-option method, which we had elected to use for all of our equity compensation awards. Use of the straight-line, single-option method resulted in understatements of stock-based compensation expense in 2007, 2006 and 2005 of $1.2 million, $535,000 and $263,000, respectively. For the three months ended September 30, 2007 and 2006, stock-based compensation expense was understated by $281,000 and $107,000, respectively. For the nine months ended September 30, 2007 and 2006, stock-based compensation expense was understated by $622,000 and $416,000, respectively.

Restatement related to the leases of our San Jose, California headquarters facilities: In connection with the restatement of stock-based compensation expense, KPMG LLP, our independent registered public accounting firm, brought to our attention that we had inappropriately accounted for the leases of our corporate headquarters facilities that were entered into in 1999 and 2001. Under the guidance in Emerging Issues Task Force Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”), and SFAS No. 98, Accounting for Leases: Sale-

Leaseback transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Leases; an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11 (“SFAS 98”), we should have reflected an asset on our balance sheet for the costs paid by the lessor to construct our headquarters facilities, as well as a corresponding liability, because we were the “deemed owner” of the headquarters facilities for accounting purposes during the construction periods. Upon completion of construction, we did not meet the ‘sale-leaseback’ criteria under SFAS 98 and therefore should have treated the leases as financing obligations and the assets and corresponding liabilities would not be derecognized. We had historically accounted for these leases as operating leases under SFAS No. 13, Accounting for Leases (“SFAS 13”), whereby the total minimum lease payment obligations under the leases were recognized as monthly rent expense on a straight-line basis over the terms of the leases. The restatement adjustments do not affect the total cash payments we have made or are obligated to make under the lease agreements, nor do they change the total expense to be recognized over the lease terms. However, the timing and nature of expenses in the statement of operations is different under this treatment as compared to operating lease treatment. Specifically, we should have recognized land lease expense, depreciation expense on the assets we are deemed to own and interest expense on the associated lease financing obligations. For a more detailed description of the effects on our condensed consolidated financial statements see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

The Company will also file amendments to its 2007 Form 10-K and Forms 10-Q for each of the quarters ended March 31, and June 30, 2007. The amended 2007 filings will include restated information for periods affected by these restatements.

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2007 (As Restated)[1]	December 31, 2006 (As Restated)[1]
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,022	$37,412
Short-term investments	47,786	86,745
Accounts receivable, net	13,603	13,918
Inventories	10,931	11,359
Deferred cost of goods sold	6,206	19,060
Other current assets	2,911	2,138

Total current assets	157,459	170,632

Property and equipment, net	31,064	30,405
Goodwill	8,475	8,278
Other long-term assets	1,939	1,957

TOTAL ASSETS	$198,937	$211,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,207	$6,893
Accrued liabilities	7,815	4,796
Current portion lease financing obligations	2,817	2,579
Deferred revenues	16,338	26,843

Total current liabilities	36,177	41,111

LONG-TERM LIABILITIES:
Lease financing obligations, net of current portion	13,912	16,052
Deferred rent	383	446

Total long-term liabilities	14,295	16,498

STOCKHOLDERS’ EQUITY:
Common stock	431	416
Additional paid-in capital	294,798	283,728
Treasury stock	(19,259)	(19,259)
Accumulated other comprehensive income	1,565	997
Accumulated deficit	(129,070)	(112,219)

Total stockholders’ equity	148,465	153,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$198,937	$211,272

[1]	See Note 2 of Condensed Consolidated Financial Statements for explanation of the restatement.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 (As Restated)[1]	2006 (As Restated)[1]	2007 (As Restated)[1]	2006 (As Restated)[1]
REVENUES:
Product	$23,733	$13,110	$89,247	$42,893
Service	980	181	1,431	517

Total revenues	24,713	13,291	90,678	43,410

COST OF REVENUES:
Cost of product [2]	14,004	4,935	57,969	16,806
Cost of service [2]	722	499	1,710	1,378

Total cost of revenues	14,726	5,434	59,679	18,184

GROSS PROFIT	9,987	7,857	30,999	25,226

OPERATING EXPENSES:
Product development [2]	7,820	6,833	23,716	20,934
Sales and marketing [2]	4,884	5,079	15,279	15,349
General and administrative [2]	3,976	3,597	11,707	10,526

Total operating expenses	16,680	15,509	50,702	46,809

LOSS FROM OPERATIONS	(6,693)	(7,652)	(19,703)	(21,583)

INTEREST AND OTHER INCOME, NET	1,381	1,586	4,366	4,384
INTEREST EXPENSE ON LEASE FINANCING OBLIGATIONS	(297)	(340)	(924)	(1,050)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,609)	(6,406)	(16,261)	(18,249)

INCOME TAX EXPENSE	108	80	323	240

NET LOSS	$(5,717)	$(6,486)	$(16,584)	$(18,489)

NET LOSS PER SHARE:
Basic	$(0.14)	$(0.16)	$(0.42)	$(0.47)

Diluted	$(0.14)	$(0.16)	$(0.42)	$(0.47)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic	40,121	39,354	39,622	39,577

Diluted	40,121	39,354	39,622	39,577

[1] See Note 2 of Notes to Condensed Consolidated Financial Statements for explanation of the restatement.
[2] Amounts include stock-based compensation costs as follows (as restated) [1]:

Cost of product	$217	$104	$526	$350
Cost of service	18	11	45	41
Product development	655	421	1,647	1,640
Sales and marketing	383	275	1,020	1,017
General and administrative	489	298	1,450	1,085

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007 (As Restated)[1]	2006 (As Restated)[1]
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(16,584)	$(18,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,427	5,313
Loss on disposal of fixed assets	4	—
Increase in (reduction of) allowance for doubtful accounts	47	(32)
Reduction of (increase in) accrued investment income	403	(271)
Stock-based compensation	4,688	4,133
Change in operating assets and liabilities:
Accounts receivable	282	(6,048)
Inventories	446	(5,699)
Deferred cost of goods sold	12,854	(11,745)
Other current assets	(608)	(1,514)
Accounts payable	1,953	3,662
Accrued liabilities	2,883	(2,706)
Deferred revenues	(10,510)	18,737
Deferred rent	(52)	(73)

Net cash provided by (used in) operating activities	1,233	(14,732)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(65,545)	(47,761)
Proceeds from maturities and sales of available-for-sale short-term investments	104,139	68,411
Change in other long-term assets	44	56
Capital expenditures	(5,752)	(4,103)

Net cash provided by investing activities	32,886	16,603

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,094	252
Principal payments of lease financing obligations	(1,902)	(1,696)
Repurchase of common stock from employees for payment of taxes on vesting of share awards and upon exercise of stock options	(4,029)	(257)
Repurchase of common stock under stock repurchase program	—	(5,102)

Net cash provided by (used in) financing activities	4,163	(6,803)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	328	303

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,610	(4,629)

CASH AND CASH EQUIVALENTS:
Beginning of period	37,412	59,080

End of period	$76,022	$54,451

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$352	$183

Cash paid for interest on lease financing obligations	$914	$1,040

[1]	See Note 2 of Notes to Condensed Consolidated Financial Statements for explanation of the restatement.

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

Restatement of stock-based compensation expense: The Company identified an error in its previously reported stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005 and each of the quarterly periods in 2007 and 2006. The error was isolated to share awards and does not affect the other forms of our equity compensation awards, namely stock options and stock-settled stock appreciation rights. While the grant date fair value of the share awards was determined correctly in accordance with SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), the amount of expense associated with these awards that was recognized in 2007, 2006 and 2005 was not correct. The error was caused by a misapplication of the widely-used equity compensation software application the Company uses to manage and account for its equity compensation awards. This misapplication caused the expense associated with these share awards to be calculated using the straight-line, single-option method rather than the accelerated, multiple-option method, which the Company had elected to use for all of its equity compensation awards. Use of the straight-line, single-option method resulted in understatements of stock-based compensation expense in 2007, 2006 and 2005 of $1.2 million, $535,000 and $263,000, respectively. For the three-month periods ended September 30, 2007 and 2006, stock-based compensation expense was understated by $281,000 and $107,000, respectively. For the nine-month periods ended September 30, 2007 and 2006, stock-based compensation expense was understated by $622,000 and $416,000, respectively.

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

The following table presents the effects of the adjustments made to the Company’s previously reported condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007			December 31, 2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$76,022	$—	$76,022	$37,412	$—	$37,412
Short-term investments	47,786	—	47,786	86,745	—	86,745
Accounts receivable, net	13,603	—	13,603	13,918	—	13,918
Inventories	10,931	—	10,931	11,359	—	11,359
Deferred cost of goods sold	6,206	—	6,206	19,060	—	19,060
Other current assets	3,143	(232)	2,911	2,359	(221)	2,138

Total current assets	157,691	(232)	157,459	170,853	(221)	170,632

Property and Equipment, net	17,890	13,174	31,064	15,188	15,217	30,405
Goodwill	8,475	—	8,475	8,278	—	8,278
Other long-term assets	1,939	—	1,939	1,957	—	1,957

TOTAL ASSETS	$185,995	$12,942	$198,937	$196,276	$14,996	$211,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,207	$—	$9,207	$6,893	$—	$6,893
Accrued liabilities	7,749	66	7,815	4,697	99	4,796
Current portion lease financing obligations	—	2,817	2,817	—	2,579	2,579
Deferred revenues	16,338	—	16,338	26,843	—	26,843

Total current liabilities	33,294	2,883	36,177	38,433	2,678	41,111

Long-Term Liabilities:
Lease financing obligations, net of current portion	—	13,912	13,912	—	16,052	16,052
Deferred rent, net of current portion	1,318	(935)	383	1,268	(822)	446

Total long-term liabilities	1,318	12,977	14,295	1,268	15,230	16,498

Stockholders’ Equity:
Common stock	431	—	431	416	—	416
Additional paid-in capital	293,378	1,420	294,798	282,930	798	283,728
Treasury stock	(19,259)	—	(19,259)	(19,259)	—	(19,259)
Accumulated other comprehensive income	1,565	—	1,565	997	—	997
Accumulated deficit	(124,732)	(4,338)	(129,070)	(108,509)	(3,710)	(112,219)

Total stockholders’ equity	151,383	(2,918)	148,465	156,575	(2,912)	153,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$185,995	$12,942	$198,937	$196,276	$14,996	$211,272

The following table presents the effects of the adjustments made to the Company’s previously reported condensed consolidated statements of operations for each of the three-month periods ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended September 30,
	2007			2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
REVENUES:
Product	$23,733	$—	$23,733	$13,110	$—	$13,110
Service	980	—	980	181	—	181

Total revenues	24,713	—	24,713	13,291	—	13,291

COST OF REVENUES:
Cost of product	13,980	24	14,004	4,936	(1)	4,935
Cost of service	729	(7)	722	509	(10)	499

Total cost of revenues	14,709	17	14,726	5,445	(11)	5,434

Gross profit	10,004	(17)	9,987	7,846	11	7,857

OPERATING EXPENSES:
Product development	7,789	31	7,820	6,875	(42)	6,833
Sales and marketing	4,850	34	4,884	5,076	3	5,079
General and administrative	4,083	(107)	3,976	3,746	(149)	3,597

Total operating expenses	16,722	(42)	16,680	15,697	(188)	15,509

Loss from operations	(6,718)	25	(6,693)	(7,851)	199	(7,652)
Interest and other income, net	1,381	—	1,381	1,586	—	1,586
Interest expense on lease financing obligations	—	(297)	(297)	—	(340)	(340)

Loss before provision for income taxes	(5,337)	(272)	(5,609)	(6,265)	(141)	(6,406)
Provision for income taxes	108	—	108	80	—	80

NET LOSS	$(5,445)	$(272)	$(5,717)	$(6,345)	$(141)	$(6,486)

Loss per share:
Basic	$(0.14)	—	$(0.14)	$(0.16)	—	$(0.16)

Diluted	$(0.14)	—	$(0.14)	$(0.16)	—	$(0.16)

Shares used in per share calculation:
Basic	40,121	—	40,121	39,354	—	39,354

Diluted	40,121	—	40,121	39,354	—	39,354

The following table presents the effects of the adjustments made to the Company’s previously reported condensed consolidated statements of operations for each of the nine-month periods ended September 30, 2007 and 2006 (in thousands, except per share data):

	Nine Months Ended September 30,
	2007			2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
REVENUES:
Product	$89,247	$—	$89,247	$42,893	$—	$42,893
Service	1,431	—	1,431	517	—	517

Total revenues	90,678	—	90,678	43,410	—	43,410

COST OF REVENUES:
Cost of product	57,922	47	57,969	16,802	4	16,806
Cost of service	1,735	(25)	1,710	1,406	(28)	1, 378

Total cost of revenues	59,657	22	59,679	18,208	(24)	18,184

Gross profit	31,021	(22)	30,999	25,202	24	25,226

OPERATING EXPENSES:
Product development	23,720	(4)	23,716	21,029	(95)	20,934
Sales and marketing	15,218	61	15,279	15,312	37	15,349
General and administrative	12,082	(375)	11,707	10,946	(420)	10,526

Total operating expenses	51,020	(318)	50,702	47,287	(478)	46,809

Loss from operations	(19,999)	296	(19,703)	(22,085)	502	(21,583)
Interest and other income, net	4,366	—	4,366	4,384	—	4,384
Interest expense on lease financing obligations	—	(924)	(924)	—	(1,050)	(1,050)

Loss before provision for income taxes	(15,633)	(628)	(16,261)	(17,701)	(548)	(18,249)
Provision for income taxes	323	—	323	240	—	240

NET LOSS	$(15,956)	$(628)	$(16,584)	$(17,941)	$(548)	$(18,489)

Loss per share:
Basic	$(0.40)	$(0.02)	$(0.42)	$(0.45)	$(0.02)	$(0.47)

Diluted	$(0.40)	$(0.02)	$(0.42)	$(0.45)	$(0.02)	$(0.47)

Shares used in per share calculation:
Basic	39,622	—	39,622	39,577	—	39,577

Diluted	39,622	—	39,622	39,577	—	39,577

The following table presents the effects of the adjustments made to the Company’s previously reported condensed consolidated statements of cash flows for each of the nine-month periods ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended September 30,
	2007			2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net cash provided by (used in) operating activities	$(669)	$1,902	$1,233	$(16,428)	$1,696	$(14,732)

Net cash provided by investing activities	32,886	—	32,886	16,603	—	16,603

Net cash provided by (used in) financing activities	6,065	(1,902)	4,163	(5,107)	(1,696)	(6,803)

Effect of exchange rate changes on cash	328	—	328	303	—	303

Net increase (decrease) in cash and cash equivalents	38,610	—	38,610	(4,629)	—	(4,629)
CASH AND CASH EQUIVALENTS:
Beginning of period	37,412	—	37,412	59,080	—	59,080

End of period	$76,022	$—	$76,022	$54,451	$—	$54,451

SUPPLEMENTAL DISCLOSURES:
Cash paid for taxes	$352	$—	$352	$183	$—	$183

Cash paid for interest on lease financing obligations	$—	$914	$914	$—	$1,040	$1,040

3. Property and Equipment (As Restated)

Property and equipment are stated at cost. The cost of buildings and improvements for our leased San Jose, California headquarters facilities, for which we are the “deemed owner” for accounting purposes only, includes both the costs paid for directly by the Company and the costs paid for by the builder (lessor).

Accounting for buildings and improvements

In December 1999, the Company entered into a lease agreement with a real estate developer for its existing corporate headquarters in San Jose, California. This agreement requires minimum rental payments for ten years totaling approximately $20.6 million and also required that the Company provide a $3.0 million security deposit, which requirement has since been reduced to $1.2 million. The Company satisfied the security deposit requirement by causing to have issued a standby letter of credit (“LOC”) in July 2000. The LOC is subject to annual renewals and is currently secured by a $15.0 million line of credit at the bank that issued the LOC. The line of credit is maintained primarily for the purpose of providing standby letters of credit as required under the Company’s lease agreements, as well as for providing standby letters of credit that arise from time to time in the general course of business. As of September 30, 2007 and December 31, 2006, no amounts had been drawn against the line of credit or the letters of credit.

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

For the December 1999 and October 2000 lease agreements, the Company initially recorded assets and corresponding lease financing obligations for the building and improvement costs paid by the lessor in the amount of $12.0 million and $15.2 million, respectively. The Company has recorded depreciation expense associated with the building and improvement costs paid by the lessor of $681,000 in each of the three-month periods ended September 30, 2007 and 2006 and $2.0 million in each of the nine-month periods ended September 30, 2007 and 2006. As of September 30, 2007 and December 31, 2006, the net book value of the buildings and improvements paid for by the lessor was $13.2 million and $15.2 million, respectively.

Under the lease agreements, a portion of each lease payment is accounted for as an operating lease of land and recorded as expense on a straight-line basis over the terms of the respective leases which includes the construction periods. The remaining lease payments are considered to be payments of principal and interest on the lease financing obligations. For the three months ended September 30, 2007 and 2006, land lease expense was $113,000 for each quarter, principal reductions on the lease financing obligations were $650,000 and $581,000, respectively, and interest expense was $297,000 and $340,000, respectively. For the nine months ended September 30, 2007 and 2006, land lease expense was $338,000 for each period, principal reductions on the lease financing obligations were $1.9 million and $1.7 million, respectively, and interest expense was $924,000 and $1.0 million, respectively.

4. Short-Term Investments

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

5. Earnings Per Share (As Restated)

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three and nine months ended September 30, 2007 and September 30, 2006 (in thousands, except per share amounts):

	Three Months Ended September 30, (As Restated) [1]		Nine Months Ended September 30, (As Restated) [1]
	2007	2006	2007	2006
Net loss (Numerator):
Net loss, basic & diluted	$(5,717)	$(6,486)	$(16,584)	$(18,489)

Shares (Denominator):
Weighted average common shares outstanding	40,121	39,354	39,622	39,577

Shares used in basic computation	40,121	39,354	39,622	39,577
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—

Shares used in diluted computation	40,121	39,354	39,622	39,577

Net loss per share:
Basic	$(0.14)	$(0.16)	$(0.42)	$(0.47)

Diluted	$(0.14)	$(0.16)	$(0.42)	$(0.47)

(1)	See Note 2 of these Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

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

Comprehensive Loss (As Restated)

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended September 30, (As Restated) [1]		Nine Months Ended September 30, (As Restated) [1]
	2007	2006	2007	2006
Net loss	$(5,717)	$(6,486)	$(16,584)	$(18,489)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	406	(63)	530	465
Unrealized holding gain on available-for-sale securities	41	270	38	320

Comprehensive loss	$(5,270)	$(6,279)	$(16,016)	$(17,704)

(1)	See Note 2 of these Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

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

9. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Purchased materials	$3,773	$3,378
Work-in-process	120	107
Finished goods	7,038	7,874

	$10,931	$11,359

10. Accrued Liabilities (As Restated)

Accrued liabilities consist of the following (in thousands):

	September 30, 2007 (As Restated)[1]	December 31, 2006 (As Restated)[1]
Accrued payroll and related costs	$3,132	$2,776
Customer deposits	2,887	—
Deferred and other tax-related liabilities	1,290	1,307
Other accrued liabilities	506	713

	$7,815	$4,796

(1)	See Note 2 of these Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

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

The Company manages its business primarily on a geographic basis. The Company’s geographic areas are comprised of three main groups: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services as further described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the performance of its geographic areas based on profit or loss from operations. Profit or loss for each geographic area includes sales and marketing expenses and other charges directly attributable to the geographic area and excludes certain expenses that are managed outside the geographic area. Costs excluded from geographic area profit or loss consist primarily of unallocated corporate expenses, which are comprised of product development costs, corporate marketing costs, and other general and administrative expenses, which are separately managed. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2007 and December 31, 2006, long-lived assets of approximately $38.1 million (as restated) and $37.4 million (as restated), respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Assets and the related depreciation and amortization are not reported by geography because that information is not reviewed by the executive staff when making decisions about resource allocation to the geographic areas based on their performance.

The Company typically sells its products through a direct sales organization and select third-party electronics representatives in North America. Outside North America, the Company typically sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary information by geography for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands) (as restated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues from customers:
Americas	$4,544	$5,193	$13,795	$14,688
EMEA	15,347	5,949	62,447	23,528
APJ	4,822	2,149	14,436	5,194

Total	$24,713	$13,291	$90,678	$43,410

Gross profit:
Americas (As Restated) [1]	$2,922	$3,145	$9,120	$8,899
EMEA	4,314	3,347	13,374	13,302
APJ	2,751	1,365	8,505	3,025

Total	$9,987	$7,857	$30,999	$25,226

Income (loss) from operations:
Americas (As Restated) [1]	$1,902	$1,875	$6,102	$5,486
EMEA	2,909	2,007	8,952	9,094
APJ	1,662	298	5,138	(191)
Unallocated	(13,166)	(11,832)	(39,895)	(35,972)

Total	$(6,693)	$(7,652)	$(19,703)	$(21,583)

(1)	See Note 2 of these Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

Products and services sold to Enel and its designated manufacturers (see discussion of Enel below in Note 13- Related Party) accounted for approximately $3.0 million, or 12.3% of total revenues for the three months ended September 30, 2007, and $53,000, or 0.4% for the comparable period in 2006; and $8.0 million, or 8.8% of total revenues for the nine months ended September 30, 2007, and $7.1 million, or 16.4% for the comparable period in 2006. Of the $3.0 million and $8.0 million Enel project revenue recognized during the three and nine months ended September 30, 2007, respectively, approximately $568,000 related to revenues generated from custom software development services, while the remaining $2.5 million and $7.5 million, respectively, related to products shipped to Enel and its designated manufacturers. There were no custom software development services provided to Enel during the comparable periods in 2006. For the three months ended September 30, 2007, 81.3% of the revenues under the Enel program were derived from products shipped to customers in APJ, while the remaining 18.7% from products and services sold to customers in EMEA. For the nine months ended September 30, 2007, 90.0% of the revenues derived from products shipped under the Enel program were from customers in APJ and the remaining 10.0% were from customers in EMEA.

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

Revenues associated with sales made to Enel and its designated manufacturers for the three and nine months ended September 30, 2007 and 2006 are discussed above in Note 11 – Segment Disclosure. As of September 30, 2007 and September 30, 2006, $158,000 and $4.1 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

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

Restatement of stock-based compensation expense: We identified an error in our previously reported stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005 and each of the quarterly periods in 2007 and 2006. The error was isolated to share awards and does not affect the other forms of our equity compensation awards, namely stock options and stock-settled stock appreciation rights. While the grant date fair value of the share awards was determined correctly in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), the amount of expense associated with these awards that was recognized in 2007, 2006 and 2005 was not correct. The error was caused by a misapplication of the widely-used equity compensation software application we use to manage and account for our equity compensation awards. This misapplication caused the expense associated with these share awards to be calculated using the straight-line, single-option method rather than the accelerated, multiple-option method, which we had elected to use for all of our equity compensation awards. Use of the straight-line, single-option method resulted in understatements of stock-based compensation expense in 2007, 2006 and 2005 of $1.2 million, $535,000 and $263,000, respectively. For the three months ended September 30, 2007 and 2006, stock-based compensation expense was understated by $281,000 and $107,000, respectively. For the nine months ended September 30, 2007 and 2006, stock-based compensation expense was understated by $622,000 and $416,000, respectively.

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

Therefore we have restated our condensed consolidated balance sheets as of September 30, 2007, and December 31, 2006, and our condensed consolidated statements of operations and cash flows for the three- and nine-month periods ended September 30, 2007 and 2006, to reflect the restatement adjustments applicable to those periods. We will also file amendments to our 2007 Form 10-K and Forms 10-Q for each of the quarters ended March 31 and June 30, 2007. The amended 2007 filings will include restated information for the periods affected by these restatements.

The effects of all restatement adjustments on our condensed consolidated balance sheets as of September 30, 2007, and December 31, 2007 and 2006 are as follows:

	September 30, 2007	December 31,
		2007	2006
Increase in total assets	$12.9 million	$12.3 million	$15.0 million
Increase in total liabilities	$15.9 million	$15.2 million	$17.9 million
Increase in additional paid-in-capital	$1.4 million	$2.0 million	$0.8 million
Increase in accumulated deficit	$4.4 million	$4.9 million	$3.7 million

The effects of all restatement adjustments on our condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Decrease in rent expense	$1.0 million	$1.0 million	$3.0 million	$3.0 million
Increase in depreciation expense	$0.7 million	$0.7 million	$2.0 million	$2.0 million
Increase in stock-based compensation expense	$0.3 million	$0.1 million	$0.7 million	$0.4 million
Increase in interest expense	$0.3 million	$0.3 million	$0.9 million	$1.0 million
Increase in net loss	$0.3 million	$0.1 million	$0.7 million	$0.5 million

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

	Increase in stock-based compensation expense	Adjustments related to errors in lease accounting			Net increase in expense
Fiscal Year		Net increase (decrease) in rent expense	Increase in depreciation expense	Increase in interest expense
2000	$—	$281	$—	$—	$281
2001	—	31	301	199	531
2002	—	(1,606)	1,204	945	543
2003	—	(3,173)	2,344	1,483	654
2004	—	(3,948)	2,724	1,666	442

Cumulative effect of restatement on prior periods	—	(8,415)	6,573	4,293	2,451
2005	263	(3,947)	2,723	1,530	569
2006	535	(3,948)	2,724	1,379	690
2007	1,173	(3,948)	2,724	1,211	1,160

	$1,971	$(20,258)	$14,744	$8,413	$4,870

Included in Note 2 of Notes to Condensed Consolidated Financial Statements in this Report are tables that present the effects of all restatement adjustments on the condensed consolidated financial statements reconciling the previously reported data to the ‘as restated’ data for the Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006, and the Condensed Consolidated Statements of Operations and Cash Flows for the three- and nine-month periods ended September 30, 2007 and 2006.

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

The second factor contributing to our expectation for losses in 2007 relates to the fact that, effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation as required under Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payment. For the year ended December 31, 2006, the adoption of this new accounting standard resulted in an increase in equity compensation expenses of approximately $4.6 million as compared to the comparable period in 2005. Expenses associated with equity-based compensation were $1.8 million and $4.7 million for the three and nine months ended September 30, 2007, respectively, as compared to $1.1 million and $4.1 million for the comparable periods in 2006. We expect equity compensation expense for the full year ending December 31, 2007 will be higher than the $5.5 million recognized in 2006, which will in turn contribute negatively to our efforts to return to profitability.

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

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and September 30, 2006:

	Three Months Ended September 30, (As Restated) [1]		Nine Months Ended September 30, (As Restated) [1]
	2007	2006	2007	2006
Revenues:
Product	96.0%	98.7%	98.4%	98.8%
Service	4.0	1.3	1.6	1.2

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product	56.7	37.1	63.9	38.7
Cost of service	2.9	3.8	1.9	3.2

Total cost of revenues	59.6	40.9	65.8	41.9

Gross profit	40.4	59.1	34.2	58.1

Operating expenses:
Product development	31.6	51.4	26.2	48.2
Sales and marketing	19.8	38.2	16.8	35.4
General and administrative	16.1	27.1	12.9	24.2

Total operating expenses	67.5	116.7	55.9	107.8

Loss from operations	(27.1)	(57.6)	(21.7)	(49.7)
Interest and other income, net	5.6	12.0	4.8	10.1
Interest expense on lease financing obligations	(1.2)	(2.6)	(1.0)	(2.4)

Loss before provision for income taxes	(22.7)	(48.2)	(17.9)	(42.0)
Income tax expense	0.4	0.6	0.4	0.6

Net loss	(23.1%)	(48.8%)	(18.3%)	(42.6%)

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

Revenues

Total Revenues

	Three Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Total Revenues	$24,713	$13,291	$11,422	85.9%

	Nine Months Ended		2007 over 2006 $ Change	2007 over 2006 % Change
(Dollars in thousands)	September 30, 2007	September 30, 2006
Total Revenues	$90,678	$43,410	$47,268	108.9%

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

NES revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
NES revenues	$8,624	$199	$8,425	4,233.7%

	Nine Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
NES revenues	$42,896	$693	$42,203	6,089.9%

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

LONWORKS Infrastructure revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
LONWORKS Infrastructure Revenues	$13,054	$13,040	$14	0.1%

	Nine Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
LONWORKS Infrastructure Revenues	$39,759	$35,614	$4,145	11.6%

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

Enel Project revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Enel Project Revenues	$3,036	$53	$2,983	5,628.3%

	Nine Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Enel Project Revenues	$8,023	$7,103	$920	13.0%

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

EBV revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
EBV Revenues	$4,340	$4,255	$85	2.0%

	Nine Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
EBV Revenues	$13,348	$10,965	$2,383	21.7%

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

Product revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Product Revenues	$23,733	$13,110	$10,623	81.0%

	Nine Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Product Revenues	$89,247	$42,893	$46,354	108.1%

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

Service revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Service Revenues	$980	$181	$799	441.4%

	Nine Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Service Revenues	$1,431	$517	$914	176.8%

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

Gross Profit and Gross Margin (As Restated)

	Three Months Ended
(Dollars in thousands)	September 30, 2007 (As Restated) [1]	September 30, 2006 (As Restated) [1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
Gross Profit	$9,987	$7,857	$2,130	27.1%
Gross Margin	40.4%	59.1%	—	(18.7)

	Nine Months Ended
(Dollars in thousands)	September 30, 2007 (As Restated) [1]	September 30, 2006 (As Restated) [1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
Gross Profit	$30,999	$25,226	$5,773	22.9%
Gross Margin	34.2%	58.1%	—	(23.9)

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

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

Both the 18.7 percentage point decrease in gross margin during the third quarter of 2007, as well as the 23.9 percentage point decrease during the first nine months of 2007, were due primarily to the mix of revenues reported. In each case, the proportion of our revenues attributable to sales of our NES system products increased significantly as compared to the comparable periods in 2006. In general, gross margins generated from sales of our NES system products are much lower than those generated from both sales of our LONWORKS Infrastructure products and services as well as sales made under the Enel Project. As a result, when NES revenues are higher as a percentage of overall revenues, as they were during the quarter and nine months ended September 30, 2007, overall gross margins will be lower. Conversely, when NES revenues comprise a lower percentage of overall revenues, as they were during the three and nine months ended September 30, 2006, overall gross margins will be higher.

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

Operating Expenses

Product Development

	Three Months Ended
(Dollars in thousands)	September 30, 2007 (As Restated) [1]	September 30, 2006 (As Restated) [1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
Product Development	$7,820	$6,833	$987	14.4%

	Nine Months Ended
(Dollars in thousands)	September 30, 2007 (As Restated) [1]	September 30, 2006 (As Restated) [1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
Product Development	$23,716	$20,934	$2,782	13.3%

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, equipment and supplies, fees paid to third party consultants, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $987,000 and $2.8 million increases in product development expenses for the three and nine months ended September 30, 2007 as compared to the comparable periods in 2006 were primarily due to increases in compensation expenses for our product development personnel, which was primarily due to an increase in headcount in our product development organization. To a lesser extent, fees paid to third party service providers and equipment and supplies used in the development process also contributed to the increases between the two three and nine month periods.

We expect that, for full year 2007, product development expenses will increase over 2006 levels. This increase will primarily be the result of increased development efforts related to our NES system products.

Sales and Marketing

	Three Months Ended
(Dollars in thousands)	September 30, 2007 (As Restated) [1]	September 30, 2006 (As Restated) [1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
Sales and Marketing	$4,884	$5,079	$(195)	(3.8)%

	Nine Months Ended
(Dollars in thousands)	September 30, 2007 (As Restated) [1]	September 30, 2006 (As Restated) [1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
Sales and Marketing	$15,279	$15,349	$(70)	(0.5)%

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

The $195,000 and $70,000 reductions in sales and marketing expenses for the three and nine months ended September 30, 2007 as compared to the comparable periods in 2006 were primarily the result of decreases in commission expenses for our sales and marketing personnel.

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

General and Administrative

	Three Months Ended
(Dollars in thousands)	September 30, 2007 (As Restated) [1]	September 30, 2006 (As Restated) [1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
General and Administrative	$3,976	$3,597	$379	10.5%

	Nine Months Ended
(Dollars in thousands)	September 30, 2007 (As Restated) [1]	September 30, 2006 (As Restated) [1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
General and Administrative	$11,707	$10,526	$1,181	11.2%

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

Both the $379,000 and $1.2 million increases in general and administrative expenses during the three and nine months ended September 30, 2007, respectively, as compared to the comparable periods in 2006, were primarily attributable to increases in compensation related expenses for our executive, accounting, and administrative personnel, and to a lesser extent, fees paid to our independent accountants and other third party service providers.

We believe that, during 2007, general and administrative costs will increase over 2006 levels.

Interest and Other Income, Net

	Three Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Interest and Other Income, Net	$1,381	$1,586	$(205)	(12.9)%

	Nine Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Interest and Other Income, Net	$4,366	$4,384	$(18)	(0.4)%

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

Interest Expense on Lease Financing Obligations (As Restated)

	Three Months Ended
(Dollars in thousands)	September 30, 2007 (As Restated)[1]	September 30, 2006 (As Restated)[1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
Interest Expense on Lease Financing Obligations	$297	$340	$(43)	(12.6)%

	Nine Months Ended
(Dollars in thousands)	September 30, 2007 (As Restated)[1]	September 30, 2006 (As Restated)[1]	2007 over 2006 $ Change [1]	2007 over 2006 % Change [1]
Interest Expense on Lease Financing Obligations	$924	$1,050	$(126)	(12.0)%

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

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

Provision for Income Taxes

	Three Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Provision for Income Taxes	$108	$80	$28	35.0%

	Nine Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006	2007 over 2006 $ Change	2007 over 2006 % Change
Provision for Income Taxes	$323	$240	$83	34.6%

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

The following table presents selected financial information as of September 30, 2007 and for each of the last three fiscal years (dollars in thousands):

		December 31,
	September 30, 2007	2006	2005	2004
Cash, cash equivalents, and short-term investments	$123,808	$124,157	$154,480	$160,364
Trade accounts receivable, net	13,603	13,918	11,006	17,261
Working capital (as restated) [1]	121,282	129,521	154,869	171,032
Stockholders’ equity (as restated) [1]	148,465	153,663	178,551	208,611

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements for an explanation of the restatement.

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

Cash flows from operating activities (as restated). Cash flows from operating activities have historically been driven by net income (loss) levels, adjustments for non-cash charges such as depreciation, amortization, in-process research and development charges, and stock-based compensation, as well as fluctuations in operating asset and liability balances. Net cash provided by operating activities was $1.2 million (as restated) for the nine months ended September 30, 2007, a $16.0 million (as restated) increase from the comparable period in 2006. During the nine months ended September 30, 2007, net cash provided by operating activities was primarily a result of our net loss of $16.6 million, offset by changes in our operating assets and liabilities of $7.2 million (as restated), stock-based compensation expenses of $4.7 million (as restated), depreciation and amortization expense of $5.4 million (as restated), a reduction of accrued investment income of $403,000, and an increase in our allowance for doubtful accounts of $47,000. During the nine months ended September 30, 2006, net cash used in operating activities was primarily a result of our net loss of $18.5 million (as restated), changes in our operating assets and liabilities of $5.4 million (as restated), an increase in accrued investment income of $271,000, and a reduction in our bad debt reserve balance of $32,000; partially offset by stock-based compensation expenses of $4.1 million (as restated) and depreciation and amortization expense of $5.3 million (as restated). For the nine months ended September 30, 2006, $271,000 has been reclassified from operating cash flows to investing cash flows related to investment income included in net income for which cash had not been received prior to September 30, 2006.

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

Cash flows from financing activities (as restated). Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs. Net cash provided by financing activities was $4.1 million (as restated) for the nine months ended September 30, 2007, an $11.0 million (as restated) increase over the comparable period in 2006. During the nine month period ended September 30, 2007, net cash provided by financing activities was attributable to proceeds of $10.1 million from issuance of common stock as a result of options exercised by our employees; partially offset by $4.0 million of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of share awards and upon the exercise of stock options and principal payments on lease financing obligations of $1.9 million (as restated). During the nine-month period ended September 30, 2006, net cash used in financing activities was attributable to $5.1 million of open-market purchases of our common stock under our stock repurchase program, $257,000 of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of share awards and upon the exercise of stock options, and principal payments on lease financing obligations of $1.7 million (as restated); partially offset by $252,000 of proceeds from issuance of common stock as a result of options exercised by our employees.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q/A, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation and considering the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2007.

In the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, we concluded that the Company’s disclosure controls and procedures as of September 30, 2007 were effective. However, in April 2008, the Company identified the following material weaknesses in our internal control over financial reporting, which resulted in the need to restate our previously issued financial statements:

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