Form 10-K/A
period 2007-12-31
ECHELON CORP
filed 2008-05-16
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

ECHELON CORPORATION

FORM 10-K/A

AMENDMENT NO. 1

FOR THE YEAR ENDED DECEMBER 31, 2007

EXPLANATORY NOTE

In this Annual Report on Form 10-K/A we are restating our consolidated balance sheets as of December 31, 2007 and 2006, and our consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years ended December 31, 2007, 2006 and 2005. In addition, we are restating Part II, Item 6 “Selected Financial Data”, for each of the years in the 5-year period ended December 31, 2007. As reported on April 22, 2008, during the preparation of our financial results for the quarter ended March 31, 2008, we identified an error in our previously reported equity compensation expense. On April 30, 2008, we reported that we had also inappropriately accounted for the 1999 and 2001 leases of our San Jose, California corporate headquarters facilities.

The effects of all restatement adjustments on our consolidated balance sheets as of December 31, 2007 and 2006 are as follows:

December 31,
	2007	2006
Increase in total assets	$12.3 million	$15.0 million
Increase in total liabilities	$15.2 million	$17.9 million
Increase in additional paid-in-capital	$2.0 million	$0.8 million
Increase in accumulated deficit	$4.9 million	$3.7 million

The effects of all restatement adjustments on our consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 are as follows:

Year Ended December 31,
	2007	2006	2005
Decrease in rent expense	$3.9 million	$3.9 million	$3.9 million
Increase in depreciation expense	$2.7 million	$2.7 million	$2.7 million
Increase in stock-based compensation expense	$1.2 million	$0.5 million	$0.3 million
Increase in interest expense	$1.2 million	$1.4 million	$1.5 million
Increase in net loss	$1.2 million	$0.7 million	$0.6 million

See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report for further explanation of the effects on our statements of stockholders’ equity, cash flows and comprehensive income. The restatements are further discussed below.

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

Restatement related to the leases of our San Jose, California headquarters facilities: During the reviews of our historical financial statements in connection with the restatement of stock-based compensation expense, KPMG LLP, our independent registered public accounting firm, brought to our attention that we had inappropriately accounted for the leases of our corporate headquarters facilities that were entered into in 1999 and 2001. Under the guidance in Emerging Issues Task Force Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”), and SFAS No. 98, Accounting for Leases: Sale-Leaseback transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Leases; an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11 (“SFAS 98”), we should have reflected an asset on our balance sheet for the costs paid by the lessor to construct our headquarters facilities, as well as a corresponding liability, because we were the “deemed owner” of the headquarters facilities for accounting purposes during the construction periods. Upon completion of construction, we did not meet the ‘sale-leaseback’ criteria under SFAS 98 and therefore should have treated the leases as financing obligations and the assets and corresponding liabilities would not be derecognized. We had historically accounted for these leases as operating leases under SFAS No. 13, Accounting for Leases (“SFAS 13”), whereby the total minimum lease payment obligations under the leases were recognized as monthly rent expense on a straight-line basis over the terms of the leases. The restatement adjustments do not affect the total cash payments we have made or are obligated to make under the lease agreements, nor do they change the total expense to be recognized over the lease term. However, the timing and nature of expenses in the statement of operations is different under this treatment as compared to operating lease treatment. Specifically, we should have recognized land lease expense, depreciation expense on the assets we are deemed to own and interest expense on the associated lease financing obligations. For a more detailed description of the effects on our consolidated financial statements see Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report.

Our management and the Audit Committee of our Board of Directors have concluded that these errors in our Consolidated Financial Statements were unintentional, and no misdeed or fraud was involved in any respect. The Audit Committee also determined that the error in stock-based compensation expense was in no way caused by any backdating of or similar improper activity involving stock option grants. In conjunction with the Audit Committee, we have determined that the errors are a result of material weaknesses in our internal control over financial reporting, as such term is defined by Securities and Exchange Commission Rule 1-02(a)(4) of Regulation S-X. See further explanation of the material weaknesses and remediation plans in Part II, Item 9A “Controls and Procedures” (as restated) of this Report.

Except for matters related to the aforementioned restatements and material weaknesses, this Amendment No. 1 does not modify or update other disclosures in the originally filed Form 10-K.

The Company will also file amendments to its Forms 10-Q for each of the quarterly periods ended March 31, June 30, and September 30, 2007. The amended 2007 quarterly filings will include restated 2007 and 2006 quarterly information affected by these restatements. See also Note 13 “Selected Quarterly Financial Data (Unaudited)” (as restated) of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report for information on the effects of the restatement on the previously reported quarterly data.

This Form 10-K/A also reflects the restatement of related information contained in (i) “Business” in Part I, Item 1, (ii) “Properties” in Part I, Item 2, and (iii) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 for the years ended December 31, 2007, 2006 and 2005.

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

For the electric utility industry we have developed an advanced metering infrastructure system that we call the Networked Energy Services (NES) system. The NES system provides a two-way information and control path between the utility and its customer, which we believe enables utilities to reduce operating costs; improve customer service; offer multiple tariff plans, including time-of-use metering and prepay metering; promote energy efficiency; better utilize distribution assets; improve grid quality and reliability; control loads and reduce peak demand; and respond more rapidly to changing customer and regulatory requirements. Our primary channel to market for the NES system is through value-added resellers (VARs). Examples of NES VARs and partners include ES Elektrosandberg AB, ES Mätteknik, EVB, Görlitz, Limited Liability Company Engineering Center ENERGOAUDITCONTROL, and Telvent. These VARs in turn add application software, project management, and other value-added services to provide utilities with complete advanced metering systems offerings. Representative end-use customers include Vattenfall and E.ON in Sweden, Nuon in the Netherlands, Integral Energy in Australia, and Duke Energy in the United States.

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

Our total expenses for product development were $32.6 million for 2007 (as restated), $28.2 million for 2006 (as restated), and $24.9 million for 2005 (as restated). Included in these totals were stock-based compensation expenses of $2.8 million (as restated), $2.1 million (as restated), and $246,000 (as restated), for the years ended December 31, 2007, 2006, and 2005, respectively. In addition, of the $24.9 million of product development expenses incurred in 2005, approximately $37,000 related to amortization charges for intangible assets acquired in prior years. We anticipate that we will continue to commit substantial resources to product development in the future and, as a result, product development expenses may continue to increase over historical levels. To date, we have not recorded any capitalized software development costs from our development efforts.

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

Working Capital

As of December 31, 2007, we had working capital, defined as current assets less current liabilities, of $126.7 million (as restated), which was a decrease of approximately $2.8 million compared to working capital of $129.5 million (as restated) as of December 31, 2006.

As of December 31, 2007, we had cash, cash equivalents, and short-term investments of $107.2 million, which was a decrease of approximately $17.0 million compared to a balance of $124.2 million as of December 31, 2006. Cash used in operating activities in 2007 of $13.1 million (as restated) was primarily the result of our net loss of $15.7 million (as restated) and a net increase in our operating assets and liabilities of $13.2 million (as restated), all of which was partially offset by non-cash charges for stock-based compensation expenses of $7.8 million (as restated), depreciation and amortization expenses of $7.4 million (as restated), and a decrease in accrued investment income of $436,000.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES (As Restated)

At our corporate headquarters in San Jose, California, we lease two buildings, each of which contains approximately 75,000 square feet of useable space. We moved to this location in October 2001. The lease for the first building, which began in October 2001, requires minimum rental payments for ten years totaling approximately $20.6 million. The lease for the second building, which began in May 2003, also requires minimum rental payments for ten years totaling approximately $23.4 million. For accounting purposes only, we are the “deemed owner” of these buildings; see Notes 2, 3 and 8 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further explanation of the accounting treatment and associated restatement.

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

We believe that our facilities will be adequate for at least the next 12 months. For additional information regarding our obligations under property leases, please see Notes 2 and 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report.

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

Equity Compensation Plan Summary Information

For information on our equity compensation plans, please refer to Note 4 to our accompanying consolidated financial statements.

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

ITEM 6.	SELECTED FINANCIAL DATA (As Restated)

The following selected consolidated financial data have been restated. Consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005, and the consolidated balance sheet data as of December 31, 2007 and 2006, have been derived from the audited consolidated financial statements (as restated). The consolidated statement of operations data for the years ended December 31, 2004 and 2003, and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003, have been derived from unaudited consolidated financial statements (as restated). See further explanation of the restatements in Note 2 of Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Report. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (as restated) and the Consolidated Financial Statements and Notes (as restated) in Item 8 of this Form 10-K/A in order to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2007 (As Restated)[1]	2006 (As Restated)[1]	2005 (As Restated)[1]	2004 (As Restated)[1]	2003 (As Restated)[1]
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Product	$135,405	$56,515	$73,563	$108,947	$117,153
Service	2,172	761	865	974	1,000

Total revenues	137,577	57,276	74,428	109,921	118,153
Cost of revenues:
Cost of product	85,035	22,039	30,928	46,059	49,356
Cost of service	2,360	1,877	2,081	1,957	2,604

Total cost of revenues	87,395	23,916	33,009	48,016	51,960

Gross profit	50,182	33,360	41,419	61,905	66,193

Operating expenses:
Product development	32,644	28,221	24,853	24,914	34,765
Sales and marketing	21,181	20,408	20,994	19,347	18,504
General and administrative	16,083	13,949	19,401	12,702	11,817

Total operating expenses	69,908	62,578	65,248	56,963	65,086

Operating income (loss)	(19,726)	(29,218)	(23,829)	4,942	1,107
Interest and other income, net	5,717	5,817	5,225	2,140	2,219
Interest expense on lease financing obligations	(1,211)	(1,379)	(1,530)	(1,666)	(1,483)

Income (loss) before provision for income taxes	(15,220)	(24,780)	(20,134)	5,416	1,843
Provision for income taxes	452	350	154	586	600

Net income (loss)	$(15,672)	$(25,130)	$(20,288)	$4,830	$1,243

Income (loss) per share [2]:
Basic	$(0.39)	$(0.64)	$(0.50)	$0.12	$0.03

Diluted	$(0.39)	$(0.64)	$(0.50)	$0.12	$0.03

Shares used in per share calculation [2]:
Basic	39,891	39,487	40,377	40,918	40,070

Diluted	39,891	39,487	40,377	41,007	40,792

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$107,190	$124,157	$154,480	$160,364	$144,923
Working capital	126,711	129,521	154,869	171,032	158,609
Total assets	204,707	211,272	213,671	244,384	237,331
Total stockholders’ equity	153,211	153,663	178,551	208,611	198,915

[1]	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the restatement.

[2]	See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing basic net income (loss) per share, and diluted net income (loss) per share.

The following tables present the effects of the restatement of Selected Financial Data for each of the years in the five year period ended December 31, 2007. See Note 2 of Notes to Consolidated Financial Statements for further explanation of the restatements.

	Year Ended December 31,
	2007			2006			2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Product	$135,405	$—	$135,405	$56,515	$—	$56,515	$73,563	$—	$73,563
Service	2,172	—	2,172	761	—	761	865	—	865

Total revenues	137,577	—	137,577	57,276	—	57,276	74,428	—	74,428
Cost of revenues:
Cost of product	84,934	101	85,035	22,032	7	22,039	30,955	(27)	30,928
Cost of service	2,389	(29)	2,360	1,917	(40)	1,877	2,124	(43)	2,081

Total cost of revenues	87,323	72	87,395	23,949	(33)	23,916	33,079	(70)	33,009

Gross profit	50,254	(72)	50,182	33,327	33	33,360	41,349	70	41,419

Operating expenses:
Product development	32,511	133	32,644	28,357	(136)	28,221	25,098	(245)	24,853
Sales and marketing	21,030	151	21,181	20,372	36	20,408	21,023	(29)	20,994
General and administrative	16,490	(407)	16,083	14,505	(556)	13,949	20,018	(617)	19,401

Total operating expenses	70,031	(123)	69,908	63,234	(656)	62,578	66,139	(891)	65,248

Operating loss	(19,777)	51	(19,726)	(29,907)	689	(29,218)	(24,790)	961	(23,829)
Interest and other income, net	5,717	—	5,717	5,817	—	5,817	5,225	—	5,225
Interest expense on lease financing obligations	—	(1,211)	(1,211)	—	(1,379)	(1,379)	—	(1,530)	(1,530)

Loss before provision for income taxes	(14,060)	(1,160)	(15,220)	(24,090)	(690)	(24,780)	(19,565)	(569)	(20,134)
Provision for income taxes	452	—	452	350	—	350	154	—	154

Net loss	$(14,512)	$(1,160)	$(15,672)	$(24,440)	$(690)	$(25,130)	$(19,719)	$(569)	$(20,288)

Loss per share:
Basic	$(0.36)	$(0.03)	$(0.39)	$(0.62)	$(0.02)	$(0.64)	$(0.49)	$(0.01)	$(0.50)

Diluted	$(0.36)	$(0.03)	$(0.39)	$(0.62)	$(0.02)	$(0.64)	$(0.49)	$(0.01)	$(0.50)

Shares used in per share calculation:
Basic	39,891	—	39,891	39,487	—	39,487	40,377	—	40,377

Diluted	39,891	—	39,891	39,487	—	39,487	40,377	—	40,377

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$107,190	$—	$107,190	$124,157	$—	$124,157	$154,480	$—	$154,480
Working capital	129,882	(3,171)	126,711	132,420	(2,899)	129,521	157,474	(2,605)	154,869
Total assets	192,450	12,257	204,707	196,276	14,996	211,272	195,938	17,733	213,671
Total stockholders’ equity	156,110	(2,899)	153,211	156,575	(2,912)	153,663	181,308	(2,757)	178,551

	Year Ended December 31,
	2004			2003
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Product	$108,947	$—	$108,947	$117,153	$—	$117,153
Service	974	—	974	1,000	—	1,000

Total revenues	109,921	—	109,921	118,153	—	118,153
Cost of revenues:
Cost of product	46,110	(51)	46,059	49,407	(51)	49,356
Cost of service	2,003	(46)	1,957	2,650	(46)	2,604

Total cost of revenues	48,113	(97)	48,016	52,057	(97)	51,960

Gross profit	61,808	97	61,905	66,096	97	66,193

Operating expenses:
Product development	25,262	(348)	24,914	35,113	(348)	34,765
Sales and marketing	19,440	(93)	19,347	18,597	(93)	18,504
General and administrative	13,388	(686)	12,702	12,108	(291)	11,817

Total operating expenses	58,090	(1,127)	56,963	65,818	(732)	65,086

Operating income	3,718	1,224	4,942	278	829	1,107
Interest and other income, net	2,140	—	2,140	2,219	—	2,219

Interest expense on lease financing obligations	—	(1,666)	(1,666)	—	(1,483)	(1,483)

Income before provision for income taxes	5,858	(442)	5,416	2,497	(654)	1,843
Provision for income taxes	586	—	586	600	—	600

Net income	$5,272	$(442)	$4,830	$1,897	$(654)	$1,243

Income per share:
Basic	$0.13	$(0.01)	$0.12	$0.05	$(0.02)	$0.03

Diluted	$0.13	$(0.01)	$0.12	$0.05	$(0.02)	$0.03

Shares used in per share calculation:
Basic	40,918	—	40,918	40,070	—	40,070

Diluted	41,007	—	41,007	40,792	—	40,792

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$160,364	$—	$160,364	$144,923	$—	$144,923
Working capital	173,391	(2,359)	171,032	160,745	(2,136)	158,609
Total assets	223,916	20,468	244,384	214,128	23,203	237,331
Total stockholders’ equity	211,062	(2,451)	208,611	200,924	(2,009)	198,915

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Certain information below affected by stock-based compensation expense and expenses, assets and liabilities related to the leases of our San Jose, California headquarters facilities has been adjusted to reflect the restatements of our financial results as more fully described in Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

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

Therefore we have restated our consolidated balance sheets as of December 31, 2007 and 2006, and our consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2007 and each of the quarters in 2007 and 2006, to reflect the restatement adjustments applicable to those periods. We will also file amendments to our Forms 10-Q for each of the quarters ended March 31, June 30, and September 30, 2007. The amended 2007 quarterly filings will include restated 2007 and 2006 quarterly information affected by these restatements. See also Note 13, Selected Quarterly Financial Data (Unaudited) (As Restated), of Notes to Consolidated Financial Statements in Item 8 of this Report for information on the effects of the restatement on the previously reported quarterly data. In addition, we have restated Item 6 “Selected Financial Data” in this Report for each of the years in the five-year period ended December 31, 2007.

The effects of all restatement adjustments on our consolidated balance sheets as of December 31, 2007 and 2006 are as follows:

December 31,
	2007	2006
Increase in total assets	$12.3 million	$15.0 million
Increase in total liabilities	$15.2 million	$17.9 million
Increase in additional paid-in-capital	$2.0 million	$0.8 million
Increase in accumulated deficit	$4.9 million	$3.7 million

The effects of all restatement adjustments on our consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 are as follows:

Year Ended December 31,
	2007	2006	2005
Decrease in rent expense	$3.9 million	$3.9 million	$3.9 million
Increase in depreciation expense	$2.7 million	$2.7 million	$2.7 million
Increase in stock-based compensation expense	$1.2 million	$0.5 million	$0.3 million
Increase in interest expense	$1.2 million	$1.4 million	$1.5 million
Increase in net loss	$1.2 million	$0.7 million	$0.6 million

The correction of the accounting for our San Jose, California headquarters facilities leases required us to calculate the adjustments by year beginning with the year ended December 31, 2000. The cumulative effect of the restatement adjustments related to the lease accounting errors for the years 2000 through 2004 is reported as a $2.5 million increase to the 2005 beginning accumulated deficit balance in our Consolidated Statement of Stockholders’ Equity in Item 8 of this Report. The financial statement effects of all restatement adjustments by year are summarized in the following table (in thousands):

		Adjustments related to errors in lease accounting
Fiscal Year	Increase in stock-based compensation expense	Net increase (decrease) in rent expense	Increase in depreciation expense	Increase in interest expense	Net increase in expense
2000	$—	$281	$—	$—	$281
2001	—	31	301	199	531
2002	—	(1,606)	1,204	945	543
2003	—	(3,173)	2,344	1,483	654
2004	—	(3,948)	2,724	1,666	442

Cumulative effect of restatement on prior periods	—	(8,415)	6,573	4,293	$2,451
2005	263	(3,947)	2,723	1,530	569
2006	535	(3,948)	2,724	1,379	690
2007	1,173	(3,948)	2,724	1,211	1,160

	$1,971	$(20,258)	$14,744	$8,413	$4,870

Included in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Report are tables that present the effects of all restatement adjustments on the consolidated financial statements reconciling the previously reported data to the ‘as restated’ data for the Consolidated Balance Sheets as of December 31, 2007 and 2006, and the Consolidated Statements of Operations and Cash Flows for each of the years in the three-year period ended December 31, 2007. Other than the cumulative effect of restatement adjustments to beginning accumulated deficit as of January 1, 2005, shown in the table above, the effects of the restatement adjustments on the

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2007 relate solely to the change in our net loss resulting from the restatements and therefore have not been specifically reconciled.

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

We have a history of losses and, although we achieved profitability in past fiscal periods, including the fourth quarter of 2007, we incurred a loss for the years ended December 31, 2007, 2006, and 2005. We also expect to incur an operating loss in 2008. This expectation is due primarily to the fact that, effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation as required under SFAS 123R. For the years ended December 31, 2006 and 2007, we recorded approximately $5.5 million (as restated) and $7.8 million (as restated), respectively, of stock-based compensation expense. We expect stock-based compensation expense in 2008 will be significantly higher than that charged in 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1 – Significant Accounting Policies of Notes to Consolidated Financial Statements in this Form 10-K/A describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our stock-based compensation, allowance for doubtful accounts, inventories, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007 (As Restated)[1]	2006 (As Restated)[1]	2005 (As Restated)[1]
Revenues:
Product	98.4%	98.7%	98.8%
Service	1.6	1.3	1.2

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product	61.8	38.5	41.5
Cost of service	1.7	3.3	2.8

Total cost of revenues	63.5	41.8	44.3

Gross profit	36.5	58.2	55.7

Operating expenses:
Product development	23.7	49.3	33.4
Sales and marketing	15.4	35.6	28.2
General and administrative	11.7	24.4	26.1

Total operating expenses	50.8	109.3	87.7

Loss from operations	(14.3)	(51.1)	(32.0)
Interest and other income, net	4.1	10.1	7.0
Interest expense on lease financing obligations	(0.9)	(2.3)	(2.1)

Loss before provision for income taxes	(11.1)	(43.3)	(27.1)
Provision for income taxes	0.3	0.6	0.2

Net loss	(11.4)%	(43.9)%	(27.3)%

[1]	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the restatements.

Revenues

Total revenues

	Year Ended December 31,			2007 over 2006 $ Change	2006 over 2005 $ Change	2007 over 2006 % Change	2006 over 2005 % Change
(Dollars in thousands)	2007	2006	2005
Total revenues	$137,577	$57,276	$74,428	$80,301	($17,152)	140.2%	(23.0%)

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

Gross Profit and Gross Margin (As Restated)

	Year Ended December 31,			2007 over 2006 $ Change(1)	2006 over 2005 $ Change(1)	2007 over 2006 % Change(1)	2006 over 2005 % Change(1)
(Dollars in thousands)	2007 (As Restated) (1)	2006 (As Restated) (1)	2005 (As Restated) (1)
Gross Profit	$50,182	$33,360	$41,419	$16,822	($8,059)	50.4%	(19.5%)
Gross Margin	36.5%	58.2%	55.6%	—	—	(21.7)%	2.6%

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the restatements.

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

The 2.6 percentage point increase in gross margin during 2006 as compared to 2005 was due primarily to the mix of products sold and favorable manufacturing and overhead absorption variances experienced during the year. Partially offsetting these favorable factors were the impact of lower overall revenues on gross margins and SFAS 123R equity compensation charges. Stock-based compensation expense recorded under SFAS 123R during 2006 increased our total cost of revenues by approximately $452,000 (as restated), which reduced our gross margin for 2006 by 0.8 of a percentage point.

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

Operating Expenses (As Restated)

Product development (As Restated)

	Year Ended December 31,			2007 over 2006 $ Change(1)	2006 over 2005 $ Change(1)	2007 over 2006 % Change(1)	2006 over 2005 % Change(1)
(Dollars in thousands)	2007 (As Restated) (1)	2006 (As Restated) (1)	2005 (As Restated) (1)
Product Development	$32,644	$28,221	$24,853	$4,423	$3,368	15.7%	13.6%

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the restatement.

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, equipment and supplies, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $4.4 million increase in product development expenses during 2007 as compared to 2006 was primarily due to a $3.1 million (as restated) increase in compensation and other employee related expenses attributable to an increase in our product development personnel headcount and increased stock-based compensation expenses. To a lesser extent, increases in fees paid to third party service providers, equipment and supply expenses, and facility costs also contributed to the year-over-year increase.

The $3.4 million increase in product development expenses during 2006 as compared to 2005 was primarily due to an increase in compensation expenses for our product development personnel, which was comprised of an approximately $1.9 million (as restated) increase in stock-based compensation expenses resulting from our 2006 adoption of SFAS 123R, and to a lesser extent, increases in our product development personnel headcount. In addition, increases in fees paid to third party consultants, as well as expenses associated with materials and other supplies consumed in the product development process, also contributed to the year-over-year increase.

We expect that, during 2008, product development expenses will increase from 2007 levels. This increase will primarily be the result of increased development efforts related to our NES system products.

Sales and marketing (As Restated)

	Year Ended December 31,			2007 over 2006 $ Change(1)	2006 over 2005 $ Change(1)	2007 over 2006 % Change(1)	2006 over 2005 % Change(1)
(Dollars in thousands)	2007 (As Restated) (1)	2006 (As Restated) (1)	2005 (As Restated) (1)
Sales and Marketing	$21,181	$20,408	$20,994	$773	($586)	3.8%	(2.8%)

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the restatement.

Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.

Of the $773,000 increase in sales and marketing expenses in 2007 as compared to 2006, approximately $460,000 was attributable to the unfavorable impact of foreign currency exchange rate fluctuations between the United States dollar and the local currency in several of the foreign countries in which we operate. Excluding the impact of these exchange rate fluctuations, sales and marketing expenses increased by approximately $313,000 (as restated), or 1.5%, between the two years.

Sales and marketing expenses decreased $586,000 during 2006 as compared to 2005, due primarily to reductions in travel and entertainment costs, recruiting and other employee related administrative expenses, and advertising and product promotion charges. Partially offsetting these decreases were an increase of $1.2 million (as restated) in equity compensation charges resulting from our 2006 adoption of SFAS 123R, and the unfavorable impact of foreign currency exchange rate fluctuations, which increased overall sales and marketing expenses by approximately $11,000 in 2006 as compared to 2005.

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

General and administrative (As Restated)

	Year Ended December 31,			2007 over 2006 $ Change(1)	2006 over 2005 $ Change(1)	2007 over 2006 % Change(1)	2006 over 2005 % Change(1)
(Dollars in thousands)	2007 (As Restated) (1)	2006 (As Restated) (1)	2005 (As Restated) (1)
General and Administrative	$16,083	$13,949	$19,401	$2,134	($5,452)	15.3%	(28.1%)

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the restatement.

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting, and administrative personnel, professional fees for legal and accounting services rendered to our company, facility costs, insurance, and other general corporate expenses.

Of the $2.1 million increase in general and administrative expenses during 2007 as compared to 2006, approximately $842,000 (as restated) related to an increase in stock-based compensation expenses. The remaining $1.3 million increase between the two periods was primarily attributable to increases in other compensation related expenses for our executive, accounting, and administrative personnel, and to a lesser extent, increases in cash compensation paid to our Board of Directors, fees paid to our independent accountants, and costs associated with other third party service providers.

General and administrative expenses decreased approximately $5.5 million in 2006 as compared to 2005, due primarily to the 2005 costs associated with the Enel arbitration; including the arbitration award itself of $5.1 million, as well as associated legal fees and other arbitration related costs. Partially offsetting this decrease was a $1.1 million (as restated) increase in stock-based compensation expenses resulting from our 2006 adoption of SFAS 123R.

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

Interest Expense on Lease Financing Obligations (As Restated)

	Year Ended December 31,			2007 over 2006 $ Change	2006 over 2005 $ Change	2007 over 2006 % Change	2006 over 2005 % Change
(Dollars in thousands)	2007 (As Restated) (1)	2006 (As Restated) (1)	2005 (As Restated) (1)
Interest Expense on Lease Financing Obligations	$1,211	$1,379	$1,530	($168)	($151)	(12.2%)	(9.9%)

In December 1999 and October 2000, we entered into two separate lease agreements with a local real estate developer for the two buildings we currently occupy at our San Jose headquarters site. As discussed in Notes 2 and 3 of Notes to Consolidated Financial Statements in Item 8 of this Report, we have accounted for these leases in accordance with EITF 97-10 and SFAS 98. The application of this accounting literature causes Echelon to be considered the “deemed owner” of the two buildings for accounting purposes only.

Accordingly, we have recorded as an asset on our balance sheet the costs paid by our lessor to construct our headquarters facility, along with a corresponding financing liability for an amount equal to these lessor paid construction costs. The monthly rent payments we make to our lessor under our lease agreements are recorded in our financial statements partially as land lease expense and partially as principal and interest on the financing liability. “Interest expense on lease financing obligations” reflects the portion of our monthly lease payments that is allocated to interest expense.

We expect that, during 2008, interest expense on lease financing obligations will decrease from the $1.2 million reported for 2007. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Therefore, a higher percentage of the payments we make in 2008 will be allocated to principal repayment and less will be allocated to interest expense.

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

Lease Commitments. We lease our present corporate headquarters facility in San Jose, California, under two non-cancelable leases. The first lease agreement expires in 2011 and the second lease agreement expires in 2013. Upon expiration, both lease agreements provide for extensions of up to ten years. As part of these lease transactions, we provided the lessor security deposits in the form of two standby letters of credit totaling $6.2 million. The leases of our corporate headquarters facilities are accounted for under EITF 97-10 and SFAS 98 (see Notes 2, 3 and 8 of Notes to Consolidated Financial Statements in Item 8 of this Report).

In addition, we lease facilities under operating leases for our sales, marketing, and product development personnel located elsewhere within the United States and in nine foreign countries throughout Europe and Asia, including a land lease for accounting purposes associated with our corporate headquarters facilities (see Notes as referenced above). These operating leases expire on various dates through 2018, and in some instances are cancelable with advance notice. Lastly, we also lease certain equipment and, for some of our sales personnel, automobiles. These operating leases are generally less than five years in duration.

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

As of December 31, 2007, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Lease financing obligations (As Restated) [1]	$19,111	$3,894	$8,191	$6,238	$788
Operating leases (As Restated) [1]	$5,677	$1,560	$2,611	$1,177	$329
Purchase commitments	37,779	37,702	77	—	—

Total	$62,567	$43,156	$10,879	$7,415	$1,117

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the restatement.

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

The following table presents selected financial information for each of the last three fiscal years (dollars in thousands):

	As of December 31,
	2007	2006	2005
Cash, cash equivalents, and short-term investments	$107,190	$124,157	$154,480
Trade accounts receivable, net	33,469	13,918	11,006
Working capital (As restated) [1]	126,711	129,521	154,869
Stockholder’s equity (As restated) [1]	153,211	153,663	178,551

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the restatement.

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

Cash flows from operating activities. Cash flows from operating activities has historically been driven by net income levels, adjustments for non-cash charges such as depreciation, amortization, in-process research and development charges, and stock-based compensation expenses; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $13.1 million (as restated) in 2007, a $5.3 million decrease (as restated) from 2006. During 2007, net cash used in operating activities was primarily the result of our net loss of $15.7 million (as restated) and changes in our operating assets and liabilities of $13.2 million (as restated); partially offset by stock-based compensation charges of $7.8 million (as restated), depreciation and amortization of $7.4 million (as restated), and a decrease in accrued investment income of $436,000. Cash used in operating activities in 2006 of $18.4 million (as restated) was primarily the result of our net loss of $25.1 million (as restated); changes in our operating assets and liabilities of $5.3 million (as restated); and an increase in accrued investment income of $446,000; partially offset by stock-based compensation charges of $5.5 million (as restated) and depreciation and amortization of $7.1 million (as restated). Cash used in operating activities in 2005 of $3.5 million (as restated) was primarily the result of our net loss of $20.3 million (as restated) and an increase in accrued investment income of $959,000; partially offset by changes in our operating assets and liabilities of $9.9 million (as restated); depreciation and amortization of $6.9 million (as restated); and stock-based compensation charges of $850,000 (as restated).

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

Cash flows from financing activities. Cash flows from financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase program. Net cash provided by financing activities was $4.1 million (as restated) for 2007, a $12.7 million (as restated) increase over 2006. Net cash provided by financing activities in 2007 was primarily attributable to proceeds of $11.2 million from issuance of common stock upon exercise of options by our employees, partially offset by $4.5 million of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of performance shares and upon the exercise of options, and $2.6 million (as restated) of principal payments on our lease financing obligations. During 2006, net cash used in financing activities of $8.6 million (as restated) was primarily attributable to $6.3 million of open-market repurchases of our common stock under our stock repurchase program, and repurchases of $239,000 of our common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of performance shares and upon the exercise of stock options, and $2.3 million (as restated) of principal payments on our lease financing obligations; partially offset by proceeds of $265,000 from issuance of common stock as a result of options exercised by our employees. During 2005, net cash used in financing activities of $11.6 million (as restated) was due to $9.6 million of stock repurchases under our stock repurchase program and $2.0 million (as restated) of principal payments on our lease financing obligations.

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

In June 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million (see Note 11 to our accompanying consolidated financial statements for additional information on our transactions with Enel). The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. To our knowledge, Enel has not disposed of any of its 3.0 million shares.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item are set forth in Item 6 and at the pages indicated in Item 15(a).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (As Restated)

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Annual Report on Form 10-K/A, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation and considering the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. This evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2007, we concluded that the Company’s internal control over financial reporting as of December 31, 2007 was effective. However, in April 2008, the Company determined that a restatement of its previously issued financial statements was necessary. As a result of such financial statement restatement, we reassessed our internal control over financial reporting and identified material weaknesses as of December 31, 2007, as follows:

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

These material weaknesses resulted in the restatement of our previously issued consolidated financial statements as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007, and each of the quarterly periods in 2007 and 2006, to correct reported stock-based compensation expense and other expenses, assets and liabilities associated with accounting for our San Jose, California headquarters facilities leases in such consolidated financial statements.

As a result of the aforementioned material weaknesses as of December 31, 2007, we have revised our previously reported assessment of the effectiveness of internal control over financial reporting and have concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was not effective.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting. This report appears on page 47 of this Form 10-K/A.

(c)	Changes in Internal Control Over Financial Reporting

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

For the quarter ended March 31, 2008, we reviewed all amortization settings and corrected the settings within our third-party equity compensation software application to ensure proper amortization of stock-based compensation expense. We have also corrected the accounting for our San Jose, California headquarters facilities leases.

We believe as a result of the actions we have taken to date, the information contained in this Form 10-K/A fairly presents, in all material respects, our financial condition and results of operations for the periods contained therein.

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

The information regarding our executive officers required by this Item is incorporated herein by reference from the section titled “Executive Officers of Registrant” in Part I of this annual report on Form 10-K/A. The remaining information required by this Item is incorporated herein by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), which was filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our 2008 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

1.	Financial Statements (As Restated)

2.	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	82

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits

Item 601 of Regulation S-K requires the following exhibits listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A has been identified.

ExhibitNo.	Description of Document

3.2*	Amended and Restated Certificate of Incorporation of Registrant.

3.3*	Amended and Restated Bylaws of Registrant.

4.1*	Form of Registrant’s Common Stock Certificate.

4.2*	Second Amended and Restated Modification Agreement dated May 15, 1997.

10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2*+	1997 Stock Plan and forms of related agreements.

10.2(a)*+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature

10.2(b)*+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature

10.2(c)*+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement

10.2(d)*+	Form of 1997 Stock Plan Performance Share Agreement

10.2(e)*+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees

10.2(f)*+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees

10.2(g)*+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees

10.2(h)*+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria

10.2(i)*+	Form of 1997 Stock Plan Performance Share Agreement

10.2(j)*+	Form of 1997 Stock Plan Stock Appreciation Right Agreement

10.3*+	1988 Stock Option Plan and forms of related agreements.

10.4*	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).

10.5*	Form of International Distributor Agreement.

10.6*	Form of OEM License Agreement.

10.7*	Form of Software License Agreement.

10.8*	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.

10.9*+	1998 Director Option Plan.

21.1*	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page).

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

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

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007, have been restated.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Echelon Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2008, except as to the third through sixth paragraphs of Management’s Annual Report on Internal Control over Financial Reporting (as restated), which are as of May 16, 2008, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

March 17, 2008, except as to Note 2, which is as of May 16, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Echelon Corporation:

We have audited Echelon Corporation’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (as restated) appearing under Item 9A(b) of the 2007 Annual Report on Form 10-K/A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the accounting for stock-based compensation and leases have been identified and included in management’s restated assessment of the effectiveness of internal control over financial reporting.

As stated in the third through sixth paragraphs of Management’s Annual Report on Internal Control over Financial Reporting (as restated), management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been restated to reflect the impact of the aforementioned material weaknesses in internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Echelon Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for the year then ended. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 17, 2008, except as to Note 2, which is as of May 16, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Echelon Corporation has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ KPMG LLP

Mountain View, California

March 17, 2008, except as to the third through sixth paragraphs of Management’s Annual Report on Internal Control over Financial Reporting (as restated), which are as of May 16, 2008

ECHELON CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2007 (As Restated) [1]	2006 (As Restated) [1]
ASSETS
Current Assets:
Cash and cash equivalents	$76,062	$37,412
Short-term investments	31,128	86,745
Accounts receivable, net of allowances of $1,428 in 2007 and $1,041 in 2006 [2]	33,469	13,918
Inventories	14,012	11,359
Deferred cost of goods sold	6,656	19,060
Other current assets	2,092	2,138

Total current assets	163,419	170,632

Property and equipment, net	30,776	30,405
Goodwill	8,548	8,278
Other long-term assets	1,964	1,957

TOTAL ASSETS	$204,707	$211,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,945	$6,893
Accrued liabilities	4,551	4,796
Current portion lease financing obligations	2,900	2,579
Deferred revenues	16,312	26,843

Total current liabilities	36,708	41,111

Long-Term Liabilities:
Lease financing obligations, excluding current portion	13,151	16,052
Other long-term liabilities	1,637	446

Total long-term liabilities	14,788	16,498

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized—5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value:
Authorized—100,000,000 shares
Issued – 43,205,524 shares in 2007 and 41,576,721 shares in 2006
Outstanding—40,736,340 shares in 2007 and 39,107,537 shares in 2006	432	416
Additional paid-in capital	298,556	283,728
Treasury stock, at cost (2,469,184 shares in 2007 and 2006)	(19,259)	(19,259)
Accumulated other comprehensive income	1,718	997
Accumulated deficit	(128,236)	(112,219)

Total stockholders’ equity	153,211	153,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$204,707	$211,272

[1]	See Note 2 for explanation of the restatement of the Consolidated Financial Statements.

[2]	Includes related party amounts of $3,000 in 2007 and $0 in 2006. See Note 11 for additional information on related party transactions.

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2007 (As Restated) [1]	2006 (As Restated) [1]	2005 (As Restated) [1]
REVENUES:
Product	$135,405	$56,515	$73,563
Service	2,172	761	865

Total revenues [2]	137,577	57,276	74,428

COST OF REVENUES:
Cost of product	85,035	22,039	30,928
Cost of service	2,360	1,877	2,081

Total cost of revenues	87,395	23,916	33,009

Gross profit	50,182	33,360	41,419

OPERATING EXPENSES:
Product development	32,644	28,221	24,853
Sales and marketing	21,181	20,408	20,994
General and administrative	16,083	13,949	19,401

Total operating expenses	69,908	62,578	65,248

Loss from operations	(19,726)	(29,218)	(23,829)
Interest and other income, net	5,717	5,817	5,225
Interest expense on lease financing obligations	(1,211)	(1,379)	(1,530)

Loss before provision for income taxes	(15,220)	(24,780)	(20,134)
Provision for income taxes	452	350	154

NET LOSS	$(15,672)	$(25,130)	$(20,288)

Loss per share:
Basic	$(0.39)	$(0.64)	$(0.50)

Diluted	$(0.39)	$(0.64)	$(0.50)

Shares used in per share calculation:
Basic	39,891	39,487	40,377

Diluted	39,891	39,487	40,377

[1]	See Note 2 for explanation of the restatement of the Consolidated Financial Statements.

[2]	Includes related party amounts of $14,180 in 2007, $7,103 in 2006, and $26,933 in 2005. See Note 11 for additional information on related party transactions

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2004 (As Previously Reported)	41,477	$415	(290)	$(3,367)	$277,442	$922	$(64,350)	$211,062
Cumulative effect of restatements on prior periods [1]	—	—	—	—	—	—	(2,451)	(2,451)

BALANCE AT DECEMBER 31, 2004 (As Restated) [1]	41,477	$415	(290)	$(3,367)	$277,442	$922	$(66,801)	$208,611
Repurchase of stock	—	—	(1,383)	(9,558)	—	—	—	(9,558)
Repurchase of employee shares	(4)	—	—	—	(24)	—	—	(24)
Stock-based compensation (As Restated)[1]	—	—	—	—	850	—	—	850
Foreign currency translation adjustment	—	—	—	—	—	(1,077)	—	(1,077)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	37	—	37
Net loss (As Restated) [1]	—	—	—	—	—	—	(20,288)	(20,288)

BALANCE AT DECEMBER 31, 2005 (As Restated) [1]	41,473	$415	(1,673)	$(12,925)	$278,268	$(118)	$(87,089)	$178,551
Exercise of stock options	125	1	—	—	763	—	—	764
Release of performance shares	72	1	—	—	(1)	—	—	—
Stock received for payment of option exercise price	(61)	(1)	—	—	(498)	—	—	(499)
Stock received for payment of employee taxes on vesting of performance shares and upon exercise of stock options	(29)	—	—	—	(239)	—	—	(239)
Repurchase of stock	—	—	(796)	(6,334)	—	—	—	(6,334)
Repurchase of employee shares	(3)	—	—	—	(25)	—	—	(25)
Stock-based compensation (As Restated)[1]	—	—	—	—	5,460	—	—	5,460
Foreign currency translation adjustment	—	—	—	—	—	751	—	751
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	364	—	364
Net loss (As Restated) [1]	—	—	—	—	—	—	(25,130)	(25,130)

BALANCE AT DECEMBER 31, 2006 (As Restated) [1]	41,577	$416	(2,469)	$(19,259)	$283,728	$997	$(112,219)	$153,663
Exercise of stock options	1,949	19	—	—	18,378	—	—	18,397
Release of performance shares	228	2	—	—	(2)	—	—	—
Stock received for payment of option exercise price	(332)	(3)	—	—	(7,166)	—	—	(7,169)
Stock received for payment of employee taxes on vesting of performance shares and upon exercise of stock options	(213)	(2)	—	—	(4,127)	—	(345)	(4,474)
Repurchase of employee shares	(3)	—	—	—	(54)	—	—	(54)
Stock-based compensation (As Restated)[1]	—	—	—	—	7,799	—	—	7,799
Foreign currency translation adjustment	—	—	—	—	—	651	—	651
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	70	—	70
Net loss (As Restated) [1]	—	—	—	—	—	—	(15,672)	(15,672)

BALANCE AT DECEMBER 31, 2007 (As Restated) [1]	43,206	$432	(2,469)	$(19,259)	$298,556	$1,718	$(128,236)	$153,211

[1]	See Note 2 for explanation of the restatement of the Consolidated Financial Statements.

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007 (As Restated) [1]	2006 (As Restated) [1]	2005 (As Restated) [1]
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,672)	$(25,130)	$(20,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,441	7,120	6,885
Increase in (reduction of) allowance for doubtful accounts	88	(23)	15
Loss (gain) on disposal of fixed assets	10	(2)	67
Reduction of (increase in) accrued investment income	436	(446)	(959)
Stock-based compensation	7,799	5,460	850
Change in operating assets and liabilities:
Accounts receivable	(19,621)	(2,889)	6,240
Inventories	(2,631)	(8,119)	2,344
Other current assets	93	(380)	259
Accounts payable	6,262	2,921	(1,185)
Deferred cost of goods sold	12,404	(18,738)	38
Accrued liabilities	925	(2,776)	2,021
Deferred revenues	(10,518)	24,747	314
Deferred rent	(75)	(105)	(100)

Net cash used in operating activities	(13,059)	(18,360)	(3,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(65,545)	(85,971)	(94,144)
Proceeds from sales and maturities of available-for-sale short-term investments	120,796	95,436	124,594
Release of restricted investments	—	—	11,106
Changes in other long-term assets	31	37	335
Capital expenditures	(8,053)	(4,696)	(2,099)

Net cash provided by investing activities	47,229	4,806	39,792

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	11,216	265	—
Principal payments of lease financing obligations	(2,580)	(2,297)	(2,064)
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(4,520)	(239)	—
Repurchase of common stock under stock repurchase program	—	(6,334)	(9,582)

Net cash provided by (used in) financing activities	4,116	(8,605)	(11,646)

EFFECT OF EXCHANGE RATES ON CASH	364	491	(1,077)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,650	(21,668)	23,570
CASH AND CASH EQUIVALENTS:
Beginning of year	37,412	59,080	35,510

End of year	$76,062	$37,412	$59,080

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$1,196	$1,366	$1,518

Cash paid for income taxes	$431	$199	$449

[1]	See Note 2 for explanation of the restatement of the Consolidated Financial Statements.

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2007 (As Restated) [1]	2006 (As Restated) [1]	2005 (As Restated) [1]
Net loss	$(15,672)	$(25,130)	$(20,288)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	651	751	(1,077)
Unrealized holding gain on available-for-sale securities	70	364	37

Comprehensive loss	$(14,951)	$(24,015)	$(21,328)

[1]	See Note 2 for explanation of the restatement of the Consolidated Financial Statements.

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

(a)	Operations

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

(b)	Basis of Presentation

The Company’s consolidated financial statements reflect operations of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

(c)	Use of Estimates

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

(d)	Reclassifications

Certain reclassifications have been made to the prior year amounts to conform with the fiscal year 2007 presentation. Specifically, $239,000 has been reclassified within financing cash flows in the Company’s 2006 Consolidated Statements of Cash Flows to separately report components of stock repurchase activity. See Note 2 regarding the restatement of these consolidated financial statements.

(e)	Revenue Recognition

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

(f)	Deferred Revenue and Deferred Cost of Goods Sold

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

(g)	Stock-Based Compensation (As Restated)

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

Prior to January 1, 2006, the Company accounted for equity compensation according to the provisions of APB 25, and applied the disclosure provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB 25, no compensation expense was recorded in the Company’s statement of operations for stock options where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant. However, during 2005, the Company did record compensation expense for share awards issued during 2005. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended December 31, 2005 (in thousands, except per share amounts).

Net loss as reported (As Restated)	$(20,288)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects (As Restated)	850
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (As Restated)	(13,265)

Pro forma net loss (As Restated)	$(32,703)

Basic net income (loss) per share:
As reported (as restated)	$(0.50)

Pro forma (as restated)	$(0.81)

Diluted net loss per share:
As reported (as restated)	$(0.50)

Pro forma (as restated)	$(0.81)

Further information regarding stock-based compensation can be found in Note 5 of these Notes to Consolidated Financial Statements. See also Note 2 of these Notes to Consolidated Financial Statements for explanation of the restatement of these financial statements.

(h)	Cash and Cash Equivalents

The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of three months or less to be cash and cash equivalents.

(i)	Short-Term Investments

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

(j)	Inventories

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

(k)	Impairment of Long-Lived Assets Including Goodwill

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

(l)	Software Development Costs

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

(m)	Accrued Liabilities (As Restated)

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2007 (As Restated) [1]	2006 (As Restated) [1]
Accrued payroll and related costs	$3,006	$2,776
Accrued taxes	37	1,307
Customer deposits	932	5
Other accrued liabilities	576	708

	$4,551	$4,796

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

(n)	Foreign Currency Translation

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

(o)	Concentrations of Credit Risk and Suppliers

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

(p)	Computation of Basic and Diluted Net Loss Per Share and Pro Forma Basic Net Loss Per Share (As Restated)

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the years ended December 31, 2007, 2006, and 2005 (in thousands, except per share amounts):

	Year Ended December 31,
	2007 (As Restated) [1]	2006 (As Restated) [1]	2005 (As Restated) [1]
Net loss (Numerator):
Net loss, basic and diluted	$(15,672)	$(25,130)	$(20,288)

Shares (Denominator):
Weighted average shares used in basic computation	39,891	39,487	40,377
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—

Weighted average shares used in diluted computation	39,891	39,487	40,377

Net loss per share:
Basic	$(0.39)	$(0.64)	$(0.50)

Diluted	$(0.39)	$(0.64)	$(0.50)

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

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

(q)	Income Taxes

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

(r)	Comprehensive Income (Loss)

Comprehensive income (loss) for the Company consists of net income (loss) plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments.

(s)	Recent Accounting Pronouncements

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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

During the preparation of its financial results for the quarter ended March 31, 2008, the Company identified an error in its previously reported equity compensation expense and determined it had inappropriately accounted for the 1999 and 2001 leases of its San Jose, California corporate headquarters facilities.

Restatement of stock-based compensation expense: The Company identified an error in its previously reported stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005. The error was isolated to share awards and does not affect the other forms of our equity compensation awards, namely stock options and stock-settled stock appreciation rights. While the grant date fair value of the share awards was determined correctly in accordance with SFAS 123R, the amount of expense associated with these awards that was recognized in 2007, 2006 and 2005 was not correct. The error was caused by a misapplication of the widely-used equity compensation software application the Company uses to manage and account for its equity compensation awards. This misapplication caused the expense associated with these share awards to be calculated using the straight-line, single-option method rather than the accelerated, multiple-option method, which the Company had elected to use for all of its equity compensation awards. Use of the straight-line, single-option method resulted in understatements of stock-based compensation expense in 2007, 2006 and 2005 of $1.2 million, $535,000 and $263,000, respectively.

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

The tables on the following pages present the effects of all restatement adjustments on the consolidated financial statements reconciling the previously reported data to the ‘as restated’ data for the Consolidated Balance Sheets as of December 31, 2007 and 2006, and the Consolidated Statements of Operations and Cash Flows for each of the years in the three-year period ended December 31, 2007. Other than the cumulative effect of restatement adjustments to the accumulated deficit as of January 1, 2005, the effects of the restatement adjustments on the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2007, relate solely to the change in the Company’s net loss resulting from the restatements and therefore have not been specifically reconciled below.

The following table presents the effects of the adjustments made to the Company’s previously reported consolidated balance sheets as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007			2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$76,062	$—	$76,062	$37,412	$—	$37,412
Short-term investments	31,128		31,128	86,745		86,745
Accounts receivable, net	33,469		33,469	13,918		13,918
Inventories	14,012		14,012	11,359		11,359
Deferred cost of goods sold	6,656		6,656	19,060		19,060
Other current assets	2,328	(236)	2,092	2,359	(221)	2,138

Total current assets	163,655	(236)	163,419	170,853	(221)	170,632

Property and Equipment, net	18,283	12,493	30,776	15,188	15,217	30,405
Goodwill	8,548		8,548	8,278		8,278
Other long-term assets	1,964		1,964	1,957		1,957

TOTAL ASSETS	$192,450	$12,257	$204,707	$196,276	$14,996	$211,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,945	$—	$12,945	$6,893	$—	$6,893
Accrued liabilities	4,516	35	4,551	4,697	99	4,796
Current portion lease financing obligations	—	2,900	2,900	—	2,579	2,579
Deferred revenues	16,312		16,312	26,843		26,843

Total current liabilities	33,773	2,935	36,708	38,433	2,678	41,111

Long-Term Liabilities:
Lease Financing Obligations, net of current portion	—	13,151	13,151	—	16,052	16,052
Deferred rent, net of current portion	1,298	(930)	368	1,268	(822)	446
Other long-term liabilities	1,269		1,269	—		—

Total long-term liabilities	2,567	12,221	14,788	1,268	15,230	16,498

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock	—		—	—		—
Common stock	432		432	416		416
Additional paid-in capital	296,585	1,971	298,556	282,930	798	283,728
Treasury stock	(19,259)		(19,259)	(19,259)		(19,259)
Accumulated other comprehensive income	1,718		1,718	997		997
Accumulated deficit	(123,366)	(4,870)	(128,236)	(108,509)	(3,710)	(112,219)

Total stockholders’ equity	156,110	(2,899)	153,211	156,575	(2,912)	153,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$192,450	$12,257	$204,707	$196,276	$14,996	$211,272

The following table presents the effects of the adjustments made to the Company’s previously reported consolidated statements of operations for each of the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data):

	Year Ended December 31,
	2007			2006			2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
REVENUES:
Product	$135,405	$—	$135,405	$56,515	$—	$56,515	$73,563	$—	$73,563
Service	2,172	—	2,172	761	—	761	865	—	865

	137,577	—	137,577	57,276	—	57,276	74,428	—	74,428

COST OF REVENUES:
Cost of product	84,934	101	85,035	22,032	7	22,039	30,955	(27)	30,928
Cost of service	2,389	(29)	2,360	1,917	(40)	1,877	2,124	(43)	2,081

	87,323	72	87,395	23,949	(33)	23,916	33,079	(70)	33,009

Gross profit	50,254	(72)	50,182	33,327	33	33,360	41,349	70	41,419

OPERATING EXPENSES:
Product development	32,511	133	32,644	28,357	(136)	28,221	25,098	(245)	24,853
Sales and marketing	21,030	151	21,181	20,372	36	20,408	21,023	(29)	20,994
General and admin	16,490	(407)	16,083	14,505	(556)	13,949	20,018	(617)	19,401

	70,031	(123)	69,908	63,234	(656)	62,578	66,139	(891)	65,248

Loss from operations	(19,777)	51	(19,726)	(29,907)	689	(29,218)	(24,790)	961	(23,829)
Interest and other income, net	5,717	—	5,717	5,817	—	5,817	5,225	—	5,225
Interest expense on lease financing obligations	—	(1,211)	(1,211)	—	(1,379)	(1,379)	—	(1,530)	(1,530)

Loss before provision for income taxes	(14,060)	(1,160)	(15,220)	(24,090)	(690)	(24,780)	(19,565)	(569)	(20,134)
Provision for income taxes	452	—	452	350	—	350	154	—	154

NET LOSS	$(14,512)	$(1,160)	$(15,672)	$(24,440)	$(690)	$(25,130)	$(19,719)	$(569)	$(20,288)

Loss per share:
Basic	$(0.36)	$(0.03)	$(0.39)	$(0.62)	$(0.02)	$(0.64)	$(0.49)	$(0.01)	$(0.50)

Diluted	$(0.36)	$(0.03)	$(0.39)	$(0.62)	$(0.02)	$(0.64)	$(0.49)	$(0.01)	$(0.50)

Shares used in per share calculation:
Basic	39,891	—	39,891	39,487	—	39,487	40,377	—	40,377

Diluted	39,891	—	39,891	39,487	—	39,487	40,377	—	40,377

The following table presents the effects of the adjustments made to the Company’s previously reported consolidated statements of cash flows for each of the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007			2006			2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,512)	$(1,160)	$(15,672)	$(24,440)	$(690)	$(25,130)	$(19,719)	$(569)	$(20,288)
Adjustments:
Depreciation/ amortization	4,717	2,724	7,441	4,396	2,724	7,120	4,162	2,723	6,885
Allowance for doubtful accounts	88	—	88	(23)	—	(23)	15	—	15
Disposal of fixed assets	10	—	10	(2)	—	(2)	67	—	67
Accrued investment income	436	—	436	(446)	—	(446)	(959)	—	(959)
Stock-based compensation	6,626	1,173	7,799	4,925	535	5,460	587	263	850
Change in operating assets and liabilities:
Accounts receivable	(19,621)	—	(19,621)	(2,889)	—	(2,889)	6,240	—	6,240
Inventories	(2,631)		(2,631)	(8,119)		(8,119)	2,344		2,344
Other current assets	77	16	93	(392)	12	(380)	246	13	259
Accounts payable	6,262		6,262	2,921		2,921	(1,185)		(1,185)
Deferred cost of goods sold	12,404		12,404	(18,738)		(18,738)	38		38
Accrued liabilities	925		925	(2,776)		(2,776)	2,021		2,021
Deferred revenues	(10,518)		(10,518)	24,747		24,747	314		314
Deferred rent	98	(173)	(75)	179	(284)	(105)	266	(366)	(100)

Net cash used in operating activities	(15,639)	2,580	(13,059)	(20,657)	2,297	(18,360)	(5,563)	2,064	(3,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(65,545)	—	(65,545)	(85,971)	—	(85,971)	(94,144)	—	(94,144)
Proceeds from investments	120,796		120,796	95,436		95,436	124,594		124,594
Release of restricted investments	—		—	—		—	11,106		11,106
Other long-term assets	31		31	37		37	335		335
Capital expenditures	(8,053)		(8,053)	(4,696)		(4,696)	(2,099)		(2,099)

Net cash provided by investing activities	47,229	—	47,229	4,806	—	4,806	39,792	—	39,792

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options	11,216	—	11,216	265	—	265	—	—	—
Principal payments of lease financing obligations	—	(2,580)	(2,580)	—	(2,297)	(2,297)	—	(2,064)	(2,064)
Repurchases of common stock	(4,520)	—	(4,520)	(6,573)	—	(6,573)	(9,582)	—	(9,582)

Net cash provided by (used in) financing activities	6,696	(2,580)	4,116	(6,308)	(2,297)	(8,605)	(9,582)	(2,064)	(11,646)

EFFECT OF EXCHANGE RATES ON CASH	364	—	364	491	—	491	(1,077)	—	(1,077)

NET CHANGE IN CASH AND CASH EQUIVALENTS	38,650	—	38,650	(21,668)	—	(21,668)	23,570	—	23,570
CASH AND CASH EQUIVALENTS:
Beginning of year	37,412	—	37,412	59,080	—	59,080	35,510	—	35,510

End of year	$76,062	$—	$76,062	$37,412	$—	$37,412	$59,080	$—	$59,080

The correction of the Company’s accounting for its San Jose, California headquarters facilities leases required the Company to calculate the adjustments by year beginning with the year ended December 31, 2000. The cumulative effect of the restatement adjustments related to the lease accounting errors for the years 2000 through 2004 is reported as a $2.5 million increase to the 2005 beginning accumulated deficit balance in the accompanying Consolidated Statement of Stockholders’ Equity. The financial statement effects of all restatement adjustments by year are summarized in the following table (in thousands):

		Adjustments related to error in lease accounting
Fiscal Year	Increase in stock-based compensation expense	Net increase (decrease) in rent expense	Increase in depreciation expense	Increase in interest expense	Net increase in expense
2000	$—	$281	$—	$—	$281
2001	—	31	301	199	531
2002	—	(1,606)	1,204	945	543
2003	—	(3,173)	2,344	1,483	654
2004	—	(3,948)	2,724	1,666	442

Cumulative effect of restatement on prior periods	—	(8,415)	6,573	4,293	$2,451
2005	263	(3,947)	2,723	1,530	569
2006	535	(3,948)	2,724	1,379	690
2007	1,173	(3,948)	2,724	1,211	1,160

	$1,971	$(20,258)	$14,744	$8,413	$4,870

Notes affected by the restatements are Notes 1(g), Stock-based Compensation (As Restated), 1(m), Accrued Liabilities (As Restated), and 1(p) Computation of Basic and Diluted Net Loss Per Share and Pro Forma Basic Net Loss Per Share (As Restated); Note 3, Property and Equipment (As Restated), Note 5, Stock-based Compensation (As Restated); Note 8, Commitments and Contingencies (As Restated); Note 9, Income Taxes (As Restated); and Note 13, Selected Quarterly Financial Data (Unaudited) (As Restated).

3. PROPERTY AND EQUIPMENT (As Restated)

Property and equipment are stated at cost. The cost of buildings and improvements for our leased San Jose, California headquarters facilities, for which we are the “deemed owner” for accounting purposes only, includes both costs paid for directly by the Company and the costs paid for by the builder (lessor).

Depreciation is provided using the straight-line method as follows:

•	Buildings and leasehold improvements are depreciated over the shorter of the remaining lease term or estimated useful life (see further information in Notes 2 and 8);

•	Computer equipment and related software, other equipment, and furniture and fixtures are depreciated over estimated useful lives of two to five years; and

•	Certain telecommunications equipment is depreciated over its estimated useful life of 10 years.

A summary of property and equipment, net (as restated) as of December 31, 2007 and 2006 is as follows (in thousands):

	December 31,
	2007 (As Restated)[1]	2006 (As Restated)[1]
Buildings and improvements	$40,850	$40,850
Computer and other equipment	19,403	13,465
Software	4,511	4,097
Furniture and fixtures	2,666	2,545
Leasehold improvements	3,809	3,352

	71,239	64,309
Less: Accumulated depreciation and amortization	(40,463)	(33,904)

Property and equipment, net	$30,776	$30,405

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

Accounting for buildings and improvements

In December 1999, the Company entered into a lease agreement with a real estate developer for its existing corporate headquarters in San Jose, California. This agreement requires minimum rental payments for ten years totaling approximately $20.6 million and also required that the Company provide a $3.0 million security deposit, which requirement has since been reduced to $1.2 million. The Company satisfied the security deposit requirement by causing to have issued a standby letter of credit (“LOC”) in July 2000. The LOC is subject to annual renewals and is currently secured by a $15.0 million line of credit at the bank that issued the LOC. The line of credit is maintained primarily for the purpose of providing standby letters of credit as required under the Company’s lease agreements, as well as for providing standby letters of credit that arise from time to time in the general course of business. As of December 31, 2007 and 2006, no amounts had been drawn against the line of credit or the letters of credit.

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

As discussed in Note 2, the Company has accounted for the two buildings at its San Jose, California headquarters site under EITF 97-10 and SFAS 98. EITF 97-10 applies to entities involved with the construction of an asset that will be leased when the construction project is completed. During construction, the Company paid for certain tenant improvements, including structural elements of the buildings and, in accordance with EITF 97-10, is therefore the “deemed owner” for accounting purposes of the two buildings at its San Jose, California headquarters site. Accordingly, the Company recorded assets for the total costs of the buildings and improvements, including the costs paid by the lessor (the legal owner of the buildings that the Company leases), with corresponding liabilities for the costs paid by the lessor. Upon completion of construction of each building, the Company did not meet the sale-leaseback criteria in SFAS 98 for derecognition of the building assets and liabilities. Therefore the leases are accounted for as financing obligations.

For the December 1999 and October 2000 lease agreements, the Company initially recorded assets and corresponding lease financing obligations for the building and improvement costs paid by the lessor in the amount of $12.0 million and $15.2 million, respectively. The Company has recorded depreciation expense associated with the building and improvement costs paid by the lessor of $2.7 million in each of the years ended December 31, 2007, 2006 and 2005. As of December 31, 2007 and 2006, the net book value of the buildings and improvements paid for by the lessor was $12.5 million and $15.2 million, respectively.

Under the lease agreements, a portion of each lease payment is accounted for as an operating lease of land and recorded as expense on a straight-line basis over the terms of the respective leases, which includes the construction period. The remaining lease payments are considered to be payments of principal and interest on the lease financing obligations. For the years ended December 31, 2007, 2006 and 2005, land lease expense was $452,000 for each year, principal reductions on the lease financing obligations were $2.6 million, $2.3 million and $2.1 million, respectively, and interest expense was $1.2 million, $1.4 million and $1.5 million, respectively. See Note 8 for further information on commitments for future minimum lease payments associated with the lease financing obligations.

4. STOCKHOLDERS’ EQUITY AND EMPLOYEE STOCK OPTION PLANS

(a)	Preferred Stock

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

(b)	Common Stock

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

(c)	Stock Option Programs

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

The 1997 Plan also allows for the issuance of stock purchase rights and options that are immediately exercisable through execution of a restricted stock purchase agreement. Shares purchased pursuant to a stock purchase agreement generally vest ratably over four years. In the event of termination of employment, the Company, at its discretion, may repurchase unvested shares at a price equal to the original issuance price. In addition, the 1997 Plan allows for the issuance of stock appreciation rights, performance shares and performance units. Stock appreciation rights are rights to receive, in cash or shares of our common stock, as designated on the grant date, the appreciation in fair market value of common stock between the exercise date and the date of grant. Stock appreciation rights may be granted alone or in tandem with options. The exercise price of stock appreciation right will be at least equal to 100% of the fair market value per share of common stock on the date of grant. Stock appreciation rights issued by the Company generally vest in equal, annual installments over four years, and expire on the fifth anniversary of the grant date. Performance units and performance shares are awards that result in a payment to a participant, generally in the form of an issuance of shares of the Company’s common stock, at such time as specified performance goals or other vesting criteria are achieved or the awards otherwise vest. Performance shares issued by the Company generally vest in equal, annual installments over four years, although certain of these performance shares vest 100% after two years while others have additional financial-based performance requirements that must be met before vesting can occur. Performance shares with performance-based vesting conditions expire no later than the fourth anniversary of the grant date if the performance criteria have not been met.

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

(d)	Option Vesting Acceleration

On November 18, 2005, the Company’s board of directors approved the acceleration of vesting for 1,201,550 outstanding options previously awarded to employees and officers. The accelerated options had exercise prices ranging from $8.34 per share to $20.34 per share. The fair market value of the Company’s stock on November 18, 2005 was $8.06. The acceleration of the vesting of these options did not result in a charge, as there was no intrinsic value in the options as of the acceleration date. For pro forma disclosure requirements under SFAS 123, the unamortized stock-based compensation related to these options prior to the vesting acceleration was approximately $3.5 million, all of which was recognized in 2005. The Company’s board of directors approved the vesting acceleration for these options in order to reduce the future stock-based compensation expense required to be reflected in the Company’s statement of operations under SFAS 123R.

(e)	Stock Award Activity

The following table summarizes stock award activity under all plans for the years ended December 31, 2007, 2006, and 2005:

		Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted- Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2004	8,109,556	5,594,842	$14.91
Options granted	(3,575,814)	3,575,814	6.99
Performance shares granted	(417,949)	—	—
Options cancelled	1,081,183	(1,081,183)	16.22
Performance shares cancelled	4,981	—	—
Additional shares reserved	1,747,463	—	—

BALANCE AT DECEMBER 31, 2005	6,949,420	8,089,473	$11.24
Options and stock appreciation rights granted	(852,734)	852,734	8.40
Performance shares granted	(387,909)	—	—
Options and stock appreciation rights cancelled	534,902	(534,902)	12.94
Performance shares cancelled	25,896	—	—
Options exercised	—	(124,625)	6.13
Additional shares reserved	1,692,020	—	—

BALANCE AT DECEMBER 31, 2006	7,961,595	8,282,680	$10.91
Options and stock appreciation rights granted	(1,022,219)	1,022,219	24.72
Performance shares granted	(441,871)	—	—
Options and stock appreciation rights cancelled	323,070	(323,070)	12.35
Performance shares cancelled	42,183	—	—
Options exercised	—	(1,949,006)	9.44
Additional shares reserved	1,664,301	—	—

BALANCE AT DECEMBER 31, 2007	8,527,059	7,032,823	$13.26

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

The following table provides additional information for significant ranges of outstanding and exercisable stock options and stock appreciation rights as of December 31, 2007:

Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$6.11	803,609	2.41	$6.11	$11,676,439
6.30-8.12	228,555	2.60	7.18	3,075,809
8.19	815,488	2.62	8.19	10,152,826
8.24-8.52	809,753	3.46	8.44	9,878,971
8.58-10.89	963,578	2.24	10.56	9,711,074
11.14-12.91	758,762	2.23	12.17	6,424,821
13.00-16.06	346,350	3.32	14.03	2,291,247
16.35	768,712	4.14	16.35	3,297,774
16.38-23.44	732,572	3.39	19.02	1,824,862
$24.82-$30.76	805,444	4.68	27.83	—

Outstanding	7,032,823	3.11	$13.26	$58,333,824

Vested and expected to vest	6,868,902	3.11	$13.14	$57,363,238

Exercisable	5,026,267	2.81	$12.01	$44,066,170

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.64 as of December 31, 2007, the last market trading day of 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

5. STOCK-BASED COMPENSATION (As Restated):

(a)	Valuation of Options Granted

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

(b)	Expense Allocation (As Restated)

Compensation expense for all share-based payment awards, including those granted prior to January 1, 2006, has been recognized in accordance with SFAS 123R using the accelerated multiple-option approach. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Of the 874,879 performance shares nonvested as of December 31, 2007, 144,274 (with a grant date fair value of $1.3 million) were subject to certain financial based performance requirements that must be achieved before vesting can occur. Cumulative compensation expense of $436,000 (as restated) through December 31, 2007 associated with these performance shares has been calculated assuming that those financial performance requirements will be achieved. If such requirements are not met, no compensation cost is recognized and any recognized compensation cost will be reversed.

As of December 31, 2007, total compensation cost related to non-vested stock options and other equity based awards not yet recognized was $18.1 million (as restated), which is expected to be recognized over the next 21 months on a weighted-average basis, and of which $822,000 (as restated) relates to awards subject to certain financial based performance requirements.

The following table summarizes the stock-based compensation expense related to employee stock options and share awards under SFAS 123R for the years ended December 31, 2007 and 2006, and under SFAS 123 for the year ended December 31, 2005, which was allocated as follows (in thousands):

	Year Ended December 31,
	2007 (As Restated 1)	2006 (As Restated 1)	2005 (As Restated 1)
Cost of sales – product	$901	$487	$84
Cost of sales – service	87	55	6

Stock-based compensation expense included in cost of sales	988	542	90
Product development	2,849	2,147	246
Sales and marketing	1,683	1,334	175
General and administrative	2,279	1,437	339

Stock-based compensation expense included in operating expenses	6,811	4,918	760

Total stock-based compensation expense related to stock options and share awards	7,799	5,460	850
Tax benefit	—	—	—

Stock-based compensation expense related to stock options and share awards, net of tax	$7,799	$5,460	$850

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

Of the $7.8 million (as restated) of compensation expense recorded for the year ended December 31, 2007, approximately $3.3 million (as restated) related to equity compensation awards granted during 2007, while the remaining $4.5 million (as restated) related to equity compensation awards granted on or before December 31, 2006. Of the $5.5 million (as restated) of compensation expense recorded for the year ended December 31, 2006, approximately $941,000 (as restated) related to equity compensation awards granted during 2006, while the remaining $4.5 million (as restated) related to equity compensation awards granted on or before December 31, 2005. Compensation expense of $850,000 (as restated) for the year ended December 31, 2005, related solely to share awards, and did not reflect any compensation expense for stock options as the Company accounted for those equity compensation awards in accordance with APB 25. Under APB 25, no compensation expense was recorded in the Company’s statement of operations for stock options where the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant.

As of December 31, 2007, approximately $74,000 and $37,000 of stock-based compensation expense was capitalized as part of the cost of inventory and deferred cost of goods sold, respectively. As of December 31, 2006 and 2005, no stock-based compensation expense was capitalized as part of the cost of an asset.

6. SIGNIFICANT CUSTOMERS:

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

The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2008. Please refer to Note 11, Related Parties, for additional information regarding the Company’s agreement with Enel.

7. GOODWILL:

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

Amount
Balance as of December 31, 2005	$8,018
Unrealized foreign currency translation gain	260

Balance as of December 31, 2006	8,278
Unrealized foreign currency translation gain	270

Balance as of December 31, 2007	$8,548

8. COMMITMENTS AND CONTINGENCIES (As Restated):

(a)	Lease Commitments (As Restated)

As discussed in Note 3, the December 1999 and October 2000 leases of our corporate headquarters facilities are accounted for under EITF 97-10 and SFAS 98. As of December 31, 2007, future minimum lease payments for these lease financing obligations were as follows (in thousands):

2008	$3,894
2009	4,027
2010	4,164
2011	3,881
2012	2,357
2013 and thereafter	788

Total payments	$19,111
Amount representing interest	(3,060)

Present value of future minimum lease payments	$16,051

Lease financing obligations classified as current	$2,900

Lease financing obligations classified as long-term	$13,151

The Company also leases facilities under operating leases for its sales, marketing, and product development personnel located elsewhere within the United States and in nine foreign countries throughout Europe and Asia including a land lease for accounting purposes associated with the Company’s corporate headquarters facilities. These operating leases expire on various dates through 2018, and in some instances are cancelable with advance notice. Lastly, the Company also leases certain equipment and, for some of its sales personnel, automobiles. These operating leases are generally less than five years in duration.

As of December 31, 2007, future minimum lease payments under all operating leases, including the land lease associated with the Company’s corporate headquarters facilities (see Note 3), were as follows (in thousands) (as restated):

2008	$1,560
2009	1,376
2010	1,235
2011	695
2012	482
2013 and thereafter	329

Total	$5,677

Rent expense for all operating leases was approximately $1.7 million (as restated) for 2007, $1.6 million (as restated) for 2006, and $1.7 million (as restated) for 2005. Although certain of the operating lease agreements provide for escalating rent payments over the term of the lease, rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2007, the Company has accrued approximately $467,000 (as restated) of deferred rent related to these agreements, of which approximately $99,000 (as restated) is reflected in current liabilities while the remainder is reflected in other long-term liabilities in the accompanying consolidated balance sheet. As of December 31, 2006, the Company had accrued approximately $549,000 (as restated) of deferred rent related to these agreements, of which approximately $107,000 (as restated) is reflected in current liabilities while the remainder is reflected in other long-term liabilities. See Note 3 for explanation of land lease expense on the Company’s corporate headquarters facilities.

(b)	Royalties

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

(c)	Guarantees

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

(d)	Taxes

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

(e)	Legal Actions

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

9. INCOME TAXES (As Restated):

The provision for income taxes attributable to continuing operations is based upon income (loss) before income taxes from continuing operations as follows (in thousands):

	Year Ended December 31,
	2007 (As Restated)[1]	2006 (As Restated)[1]	2005 (As Restated)[1]
Domestic	$(15,802)	$(24,612)	$(19,502)
Foreign	582	(168)	(632)

	$(15,220)	$(24,780)	$(20,134)

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

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

The provision for income taxes differs from the amount estimated by applying the statutory Federal income tax rate to income before taxes as follows (in thousands):

	Year Ended December 31,
	2007 (As Restated)[1]	2006 (As Restated)[1]	2005 (As Restated)[1]
Federal tax at statutory rate of 35%	$(5,327)	$(8,673)	$(7,047)
State taxes, net of federal benefit	10	10	20
U.S.-Foreign rate differential	239	399	355
Change in Valuation Allowance	5,346	8,134	6,362
Others	184	480	464

Total provision for income taxes	$452	$350	$154

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

As of December 31, 2007 and 2006, a valuation allowance has been recorded for the entire gross deferred tax asset as a result of uncertainties regarding the realization of the asset balance. As of December 31, 2007 and 2006, the Company had no significant deferred tax liabilities. The components of the net deferred income tax asset are as follows (in thousands):

	December 31,
	2007 (As Restated)[1]	2006 (As Restated)[1]
Net operating loss carry forwards	$34,898	$36,949
Tax credit carry forwards	13,250	11,635
Fixed and intangible assets	7,191	7,195
Capitalized research and development costs	56	—
Reserves and other cumulative temporary differences	10,546	6,711

Gross deferred income tax assets	65,941	62,490
Valuation allowance	(65,941)	(62,490)

Net deferred income tax assets	$—	$—

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

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

11. RELATED PARTIES:

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

On May 3, 2004, the Company announced that Enel filed a request for arbitration to resolve a dispute regarding the Company’s marketing and supply obligations under the R&D Agreement. The arbitration was resolved with the issuance of a decision on September 29, 2005, calling for the Company to pay Enel approximately $5.2 million in damages, interest, and legal and arbitration related costs. For additional information regarding the arbitration, please refer to the “Legal Actions” section of Note 8, Commitments and Contingencies.

12. SEGMENT:

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2007 and 2006, long-lived assets of about $37.7 million (as restated) and $37.4 million (as restated), respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

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

For information regarding the Company’s major customers, please refer to Note 6, Significant Customers.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (As Restated):

As discussed in Note 2 to these Notes to Consolidated Financial Statements, the Company has adjusted the consolidated financial statements for the years ended December 31, 2007 and 2006 including the interim periods contained therein to correct stock-based compensation expense and accounting for its San Jose, California corporate headquarters facilities leases. The following tables set forth certain consolidated statement of operations data (as restated) for each of the quarters in 2007 and 2006. This information has been derived from our quarterly unaudited consolidated financial statements. The quarterly unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements (as restated) and notes appearing in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

The following three tables reconcile the selected quarterly financial data as previously reported to the restated data for each of the quarters in 2007 and 2006 as follows:

Table A:	Selected Quarterly Financial Data – As Restated
Table B:	Selected Quarterly Financial – Adjustments to Data As Previously Reported
Table C:	Selected Quarterly Financial Data – As Previously Reported

Table A – AS RESTATED

Selected Quarterly Financial Data

	Three Months Ended
	Dec. 2007	Sep. 2007	June 2007	March 2007	Dec. 2006	Sep. 2006	June 2006	March 2006
	(in thousands, except per share data) (As Restated)[1]
Consolidated Statement of Operations Data:
Revenues:
Product	$46,158	$23,733	$26,437	$39,077	$13,622	$13,110	$19,209	$10,574
Service	741	980	259	192	244	181	165	171

Total revenues	46,899	24,713	26,696	39,269	13,866	13,291	19,374	10,745

Cost of revenues:
Cost of product	27,066	14,004	15,331	28,634	5,233	4,935	7,306	4,565
Cost of service	650	722	505	483	499	499	443	436

Total cost of revenues	27,716	14,726	15,836	29,117	5,732	5,434	7,749	5,001

Gross profit	19,183	9,987	10,860	10,152	8,134	7,857	11,625	5,744

Operating expenses:
Product development	8,928	7,820	8,118	7,778	7,287	6,833	7,142	6,959
Sales and marketing	5,902	4,884	4,968	5,427	5,059	5,079	5,108	5,162
General and administrative	4,376	3,976	4,163	3,568	3,423	3,597	3,664	3,265

Total operating expenses	19,206	16,680	17,249	16,773	15,769	15,509	15,914	15,386

Income (loss) from operations	(23)	(6,693)	(6,389)	(6,621)	(7,635)	(7,652)	(4,289)	(9,642)
Interest and other income, net	1,351	1,381	1,488	1,497	1,433	1,586	1,404	1,394
Interest expense on lease financing obligations	(287)	(297)	(308)	(319)	(329)	(340)	(350)	(360)

Income (loss) before provision for income taxes	1,041	(5,609)	(5,209)	(5,443)	(6,531)	(6,406)	(3,235)	(8,608)
Income tax expense	129	108	107	108	110	80	80	80

Net income (loss)	$912	$(5,717)	$(5,316)	$(5,551)	$(6,641)	$(6,486)	$(3,315)	$(8,688)

Income (loss) per share:
Basic	$0.02	$(0.14)	$(0.13)	$(0.14)	$(0.17)	$(0.16)	$(0.08)	$(0.22)

Diluted	$0.02	$(0.14)	$(0.13)	$(0.14)	$(0.17)	$(0.16)	$(0.08)	$(0.22)

Shares used in net income (loss) per share calculation:
Basic	40,690	40,121	39,508	39,227	39,220	39,354	39,615	39,767

Diluted	43,721	40,121	39,508	39,227	39,220	39,354	39,615	39,767

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

Table B – ADJUSTMENTS to

Previously Reported

Selected Quarterly Financial Data

	Three Months Ended
	Dec. 2007	Sep. 2007	June 2007	March 2007	Dec. 2006	Sep. 2006	June 2006	March 2006
	(in thousands, except per share data) (Adjustments to Previously Reported)
Consolidated Statement of Operations Data:
Revenues:
Product	$—	$—	$—	$—	$—	$—	$—	$—
Service	—	—	—	—	—	—	—	—

Total revenues	—	—	—	—	—	—	—	—

Cost of revenues:
Cost of product	54	24	16	7	3	(1)	3	2
Cost of service	(4)	(7)	(9)	(9)	(12)	(10)	(9)	(9)

Total cost of revenues	50	17	7	(2)	(9)	(11)	(6)	(7)

Gross profit	(50)	(17)	(7)	2	9	11	6	7

Operating expenses:
Product development	137	31	(12)	(23)	(41)	(42)	(21)	(32)
Sales and marketing	90	34	15	12	(1)	3	19	15
General and administrative	(32)	(107)	(128)	(140)	(136)	(149)	(134)	(137)

Total operating expenses	195	(42)	(125)	(151)	(178)	(188)	(136)	(154)

Income (loss) from operations	(245)	25	118	153	187	199	142	161
Interest and other income, net	—	—	—	—	—	—	—	—
Interest expense on lease financing obligations	(287)	(297)	(308)	(319)	(329)	(340)	(350)	(360)

Income (loss) before provision for income taxes	(532)	(272)	(190)	(166)	(142)	(141)	(208)	(199)
Income tax expense	—	—	—	—	—	—	—	—

Net income (loss)	$(532)	$(272)	$(190)	$(166)	$(142)	$(141)	$(208)	$(199)

Income (loss) per share:
Basic	$(0.02)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Table C – AS PREVIOUSLY REPORTED

Selected Quarterly Financial Data

	Three Months Ended
	Dec. 2007	Sep. 2007	June 2007	March 2007	Dec. 2006	Sep. 2006	June 2006	March 2006
	(in thousands, except per share data) (As Previously Reported)[1]
Consolidated Statement of Operations Data:
Revenues:
Product	$46,158	$23,733	$26,437	$39,077	$13,622	$13,110	$19,209	$10,574
Service	741	980	259	192	244	181	165	171

Total revenues	46,899	24,713	26,696	39,269	13,866	13,291	19,374	10,745

Cost of revenues:
Cost of product	27,012	13,980	15,315	28,627	5,230	4,936	7,303	4,563
Cost of service	654	729	514	492	511	509	452	445

Total cost of revenues	27,666	14,709	15,829	29,119	5,741	5,445	7,755	5,008

Gross profit	19,233	10,004	10,867	10,150	8,125	7,846	11,619	5,737

Operating expenses:
Product development	8,791	7,789	8,130	7,801	7,328	6,875	7,163	6,991
Sales and marketing	5,812	4,850	4,953	5,415	5,060	5,076	5,089	5,147
General and administrative	4,408	4,083	4,291	3,708	3,559	3,746	3,798	3,402

Total operating expenses	19,011	16,722	17,374	16,924	15,947	15,697	16,050	15,540

Income (loss) from operations	222	(6,718)	(6,507)	(6,774)	(7,822)	(7,851)	(4,431)	(9,803)
Interest and other income, net	1,351	1,381	1,488	1,497	1,433	1,586	1,404	1,394
Interest expense on lease financing obligations	—	—	—	—	—	—	—	—

Income (loss) before provision for income taxes	1,573	(5,337)	(5,019)	(5,277)	(6,389)	(6,265)	(3,027)	(8,409)
Income tax expense	129	108	107	108	110	80	80	80

Net income (loss)	$1,444	$(5,445)	$(5,126)	$(5,385)	$(6,499)	$(6,345)	$(3,107)	$(8,489)

Income (loss) per share:
Basic	$0.04	$(0.14)	$(0.13)	$(0.14)	$(0.17)	$(0.16)	$(0.08)	$(0.21)

Diluted	$0.03	$(0.14)	$(0.13)	$(0.14)	$(0.17)	$(0.16)	$(0.08)	$(0.21)

Shares used in net income (loss) per share calculation:
Basic	40,690	40,121	39,508	39,227	39,220	39,354	39,615	39,767

Diluted	43,721	40,121	39,508	39,227	39,220	39,354	39,615	39,767

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

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

May 16, 2008

ECHELON CORPORATION

By:	/s/ OLIVER R. STANFIELD
Oliver R. Stanfield
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signatures	Title	Date

/S/ M. KENNETH OSHMAN M. Kenneth Oshman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 16, 2008

/S/ OLIVER R. STANFIELD Oliver R. Stanfield	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	May 16, 2008

* Armas Clifford Markkula, Jr.	Vice Chairman	May 16, 2008

* Robyn M. Denholm	Director	May 16, 2008

* Robert J. Finocchio, Jr.	Director	May 16, 2008

* Robert R. Maxfield	Director	May 16, 2008

* Richard M. Moley	Director	May 16, 2008

* Betsy Rafael	Director	May 16, 2008

* Larry W. Sonsini	Director	May 16, 2008

* /S/ OLIVER R. STANFIELD Oliver R. Stanfield Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description of Document

3.2*	Amended and Restated Certificate of Incorporation of Registrant.

3.3*	Amended and Restated Bylaws of Registrant.

4.1*	Form of Registrant’s Common Stock Certificate.

4.2*	Second Amended and Restated Modification Agreement dated May 15, 1997.

10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2*+	1997 Stock Plan and forms of related agreements.

10.2(a)*+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature

10.2(b)*+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature

10.2(c)*+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement

10.2(d)*+	Form of 1997 Stock Plan Performance Share Agreement

10.2(e)*+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees

10.2(f)*+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees

10.2(g)*+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees

10.2(h)*+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria

10.2(i)*+	Form of 1997 Stock Plan Performance Share Agreement

10.2(j)*+	Form of 1997 Stock Plan Stock Appreciation Right Agreement

10.3*+	1988 Stock Option Plan and forms of related agreements.

10.4*	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).

10.5*	Form of International Distributor Agreement.

10.6*	Form of OEM License Agreement.

10.7*	Form of Software License Agreement.

10.8*	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.

10.9*+	1998 Director Option Plan.

21.1*	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page).

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.