Form 10-Q
period 2008-03-31
ECHELON CORP
filed 2008-05-16
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☐    No   ☒

As of April 30, 2008, 40,842,143 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,958	$76,062
Short-term investments	18,066	31,128
Accounts receivable, net (1)	23,160	33,469
Inventories	16,022	14,012
Deferred cost of goods sold	3,994	6,656
Other current assets	2,831	2,092

Total current assets	151,031	163,419

Property and equipment, net (note 3)	29,546	30,776
Goodwill	8,779	8,548
Other long-term assets	1,993	1,964

Total assets	$191,349	$204,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,834	$12,945
Accrued liabilities	5,230	4,551
Current portion of lease financing obligations (note 7)	2,985	2,900
Deferred revenues	10,476	16,312

Total current liabilities	27,525	36,708

LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion (note 7)	12,378	13,151
Other long-term liabilities	1,554	1,637

Total long-term liabilities	13,932	14,788

STOCKHOLDERS’ EQUITY:
Common stock	433	432
Additional paid-in capital	301,522	298,556
Treasury stock	(19,259)	(19,259)
Accumulated other comprehensive income	2,274	1,718
Accumulated deficit	(135,078)	(128,236)

Total stockholders’ equity	149,892	153,211

Total liabilities and stockholders’ equity	$191,349	$204,707

(1)	Includes related party amounts of $433 as of March 31, 2008 and $3,000 as of December 31, 2007. See Note 12 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Product	$34,667	$39,077
Service	928	192

Total revenues (2)	35,595	39,269

COST OF REVENUES:
Cost of product (1)	22,532	28,634
Cost of service (1)	713	483

Total cost of revenues	23,245	29,117

Gross profit	12,350	10,152

OPERATING EXPENSES:
Product development (1)	9,036	7,778
Sales and marketing (1)	6,005	5,427
General and administrative (1)	4,515	3,568

Total operating expenses	19,556	16,773

Loss from operations	(7,206)	(6,621)
Interest and other income, net	659	1,497
Interest expense on lease financing obligations	(274)	(319)

Loss before provision for income taxes	(6,821)	(5,443)
Provision for income taxes	20	108

NET LOSS	$(6,841)	$(5,551)

Net loss per share:
Basic	$(0.17)	$(0.14)

Diluted	$(0.17)	$(0.14)

Shares used in computing net loss per share:
Basic	40,788	39,227

Diluted	40,788	39,227

(1) Amounts include stock-based compensation costs as follows:

Cost of product	$363	$147
Cost of service	47	16
Product development	1,169	482
Sales and marketing	697	316
General and administrative	1,016	372

Total	$3,292	$1,333

(2)	Includes related party amounts of $1,316 and $1,155 for the three months ended March 31, 2008 and 2007, respectively. See Note 12 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(6,841)	$(5,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,117	1,778
Loss on disposal of fixed assets	—	2
Increase in (reduction of) allowance for doubtful accounts	(15)	7
Reduction of accrued investment income	542	114
Stock-based compensation	3,292	1,333
Change in operating assets and liabilities:
Accounts receivable	10,352	(3,607)
Inventories	(1,945)	290
Deferred cost of goods sold	2,662	12,627
Other current assets	(611)	136
Accounts payable	(4,184)	(479)
Accrued liabilities	504	3,681
Deferred revenues	(5,826)	(11,779)

Net cash provided by (used in) operating activities	47	(1,448)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(10,629)	(31,783)
Proceeds from maturities and sales of available-for-sale short-term investments	23,082	32,768
Change in other long-term assets	15	6
Capital expenditures	(824)	(983)

Net cash provided by investing activities	11,644	8

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(688)	(613)
Proceeds from exercise of stock options	102	845
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(521)	(377)

Net cash used in financing activities	(1,107)	(145)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	312	43

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,896	(1,542)
CASH AND CASH EQUIVALENTS:
Beginning of period	76,062	37,412

End of period	$86,958	$35,870

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$270	$316

Cash paid for income taxes	$191	$163

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies:

Basis of Presentation

The condensed consolidated financial statements include the accounts of Echelon Corporation (the “Company”), a Delaware corporation, and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2007 included in its Annual Report on Form 10-K/A.

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

In most instances involving large-scale deployments, the Company’s Networked Energy Services (“NES”) System products are sold as part of multiple element arrangements, which may include electricity meters and data concentrators (collectively, the “Hardware”); NES System software, for which a royalty is charged on a per-meter basis; PCS for the NES System software; and extended warranties for the Hardware. These arrangements may require the Company to deliver Hardware over an extended period of time. In accordance with SOP 97-2, when the multiple element arrangement includes NES System software, the Company defers the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, the Company recognizes revenues for the Hardware and NES System software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. The Company has established VSOE for the PCS on the NES System software, as well as for the warranties on its NES Hardware products, based on stated renewal rates. These revenues are recognized ratably over the associated service period, which generally commences upon the later of the delivery of all software, or the customer’s acceptance of any given Hardware shipment.

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

The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to its distributors in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

Recently Issued Accounting Standards

With the exception of the items discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K/A for the year ended December 31, 2007, that are of significance, or potential significance, to the Company.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that the adoption of SFAS 161 will not have a material impact on its consolidated financial statements as it does not currently engage in the use of derivative instruments or hedging activities.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 became effective for the Company on January 1, 2008. However, the Company did not elect the fair value option for any of its eligible instruments. Therefore, the adoption of SFAS 159 during the quarter ended March 31, 2008 did not impact the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. These nonfinancial items include goodwill and other long-lived assets measured at fair value for purposes of conducting impairment tests. As of January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. The Company is in the process of assessing the impact of full adoption of SFAS 157 for nonfinancial items. See Note 2 for information and related disclosures regarding our fair value measurements.

2. Cash Equivalents and Investments

The Company measures at fair value its cash equivalents and available-for-sale investments in accordance with SFAS 157. SFAS 157 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets;

•

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company’s only financial assets or liabilities required to be measured at fair value on a recurring basis at March 31, 2008, are fixed income available-for-sale securities. The fair value of fixed income available-for-sale securities was determined using the following inputs at March 31, 2008 (in thousands):

Fair Value Measurements at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Total	(Level 1)	(Level 2)	(Level 3)

$ 94,266	$—	$94,266	$—

Fixed income available-for-sale securities are included in cash and cash equivalents and short-term investments in the Company’s condensed consolidated balance sheet. Of the $94.3 million of fixed income available-for-sale securities, approximately $76.2 million are classified as cash equivalents, while the remaining $18.1 million are classified as short-term investments. Cash equivalents consist of either investments with remaining maturities of three months or less at the date of purchase, or money market funds for which the carrying amount is a reasonable estimate of fair value.

As of March 31, 2008, the Company’s available-for-sale short-term investments had contractual maturities from four to twenty-four months and an average remaining term to maturity of twelve months. As of March 31, 2008, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains (Losses)
U.S. corporate notes and bonds	$8,337	$8,299	$(38)
Foreign corporate notes and bonds	521	528	7
U.S. government and agency securities	9,228	9,239	11

Total	$18,086	$18,066	$(20)

3. Property and Equipment, Net

Property and equipment are stated at cost. The cost of buildings and improvements for our leased San Jose, California headquarters facilities, for which we are the “deemed owner” for accounting purposes only, includes both the costs paid for directly by the Company and the costs paid for by the builder (lessor).

Depreciation is provided using the straight-line method as follows:

•	Buildings and leasehold improvements are depreciated over the shorter of the remaining lease term or estimated useful life (see further information below);

•	Computer equipment and related software, other equipment, and furniture and fixtures are depreciated over their estimated useful lives of two to five years;

•	Certain telecommunications equipment is depreciated over its estimated useful life of 10 years; and

A summary of property and equipment, net as of March 31, 2008 and December 31, 2007 is as follows (in thousands):

	March 31, 2008	December 31, 2007
Buildings and improvements	$40,850	$40,850
Computer and other equipment	20,235	19,403
Software	4,600	4,511
Furniture and fixtures	2,677	2,666
Leasehold improvements	3,833	3,809

	72,195	71,239
Less: Accumulated depreciation and amortization	(42,649)	(40,463)

Property and equipment, net	$29,546	$30,776

Accounting for buildings and improvements

In December 1999, the Company entered into a lease agreement with a real estate developer for its existing corporate headquarters in San Jose, California. This agreement requires minimum rental payments for ten years totaling approximately $20.6 million and also required that the Company provide a $3.0 million security deposit, which requirement has since been reduced to $1.2 million. The Company satisfied the security deposit requirement by causing to have issued a standby letter of credit (“LOC”) in July 2000. The LOC is subject to annual renewals and is currently secured by a $15.0 million line of credit at the bank that issued the LOC. The line of credit is maintained primarily for the purpose of providing standby letters of credit as required under the Company’s lease agreements, as well as for providing standby letters of credit that arise from time to time in the general course of business. As of March 31, 2008, and December 31, 2007, no amounts had been drawn against the line of credit or the letters of credit.

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

The Company has accounted for the two buildings at its San Jose, California headquarters site under EITF Issue No. 97-10 (“EITF 97-10”), The Effect of Lessee Involvement in Asset Construction, and SFAS No. 98 (“SFAS 98”), Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases – an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. EITF 97-10 applies to entities involved with the construction of an asset that will be leased when the construction project is completed. During construction, the Company paid for certain tenant improvements, including structural elements of the buildings, and, in accordance with EITF 97-10, is therefore the “deemed owner” for accounting purposes of the two buildings at its San Jose, California headquarters site. Accordingly, the Company recorded assets for the total costs of the buildings and improvements, including the costs paid by the lessor (the legal owner of the buildings that the Company leases), with corresponding liabilities for the costs paid by the lessor. Upon completion of construction of each building, the Company did not meet the sale-leaseback criteria in SFAS 98 for de-recognition of the building assets and liabilities. Therefore the leases are accounted for as financing obligations.

For the December 1999 and October 2000 lease agreements, the Company initially recorded assets and corresponding lease financing obligations for the building and improvement costs paid by the lessor in the amount of $12.0 million and $15.2 million, respectively. For both the three months ended March 31, 2008 and 2007, the Company has recorded depreciation expense associated with the building and improvement costs paid for by the lessor of $681,000. As of March 31, 2008 and December 31, 2007, the net book value of the buildings and improvements paid for by the lessor was $11.8 million and $12.5 million, respectively.

Under the lease agreements, a portion of the total lease payments is accounted for as an operating lease of land and recorded as expense on a straight-line basis over the term of the lease which includes the construction period. The remaining portions of the monthly lease payments are considered to be payments of principal and interest on the lease financing obligations. For the three months ended March 31, 2008 and 2007, land lease expense was $113,000 for each quarter, principal reductions on the lease financing obligation were $688,000 and $613,000, respectively, and interest expense was $274,000 and $319,000, respectively.

4. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Net loss (Numerator):
Net loss, basic and diluted	$(6,841)	$(5,551)

Shares (Denominator):
Weighted average common shares outstanding	40,788	39,227

Shares used in basic computation	40,788	39,227
Common shares issuable upon exercise of stock options (treasury stock method)	—	—

Shares used in diluted computation	40,788	39,227

Net loss per share:
Basic	$(0.17)	$(0.14)

Diluted	$(0.17)	$(0.14)

For the three months ended March 31, 2008 and 2007, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, and performance shares excluded from this calculation for the three months ended March 31, 2008 and 2007 was 7,918,775, and 8,621,664, respectively.

5. Stockholders’ Equity and Employee Stock Option Plans:

Common Stock

In March and August 2004, March 2006, and February 2007, the Company’s board of directors approved a stock repurchase program, which authorized the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the quarter ended March 31, 2008, the Company did not repurchase any shares under the program. The stock repurchase program expired in March 2008.

In April 2008, the Company’s board of directors approved a new stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. To date, there have been no repurchases under the new stock repurchase program. The new stock repurchase program will expire in April 2011.

Comprehensive Loss

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(6,841)	$(5,551)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	690	83
Unrealized holding gains (losses) on available-for-sale securities	(66)	40

Comprehensive loss	$(6,217)	$(5,428)

Stock Award Activity

The total intrinsic value of options exercised during the three months ended March 31, 2008 was approximately $144,000. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The total fair value of share awards vested and released during the quarter ended March 31, 2008 was approximately $1.4 million. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Equity Compensation Expense for Share Awards with Financial- Based Performance Vesting Requirements

As of March 31, 2008, there were 219,064 nonvested share awards (with a grant date fair value of $2.3 million) that were subject to certain financial-based performance requirements that must be achieved before vesting can occur. Cumulative compensation expense of $645,000 through March 31, 2008 associated with these performance shares has been recognized assuming that those financial performance requirements will be achieved. If such requirements are not met, no compensation cost is recognized and any recognized compensation cost will be reversed.

6. Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three months ended March 31, 2008 and 2007, the Company had four customers that accounted for a majority of its revenues: EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its

LONWORKS® Infrastructure products in Europe, Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers), and Telvent Energia y Medioambiente SA (“Telvent”) and ES Elektrosandberg AB (“ES”), value added resellers of the Company’s NES products. For the three months ended March 31, 2008 and 2007, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended March 31,
	2008	2007
ES	26.1%	6.5%
Telvent	24.0%	54.8%
EBV	15.1%	11.8%
Enel	3.7%	2.9%

Total	68.9%	76.0%

The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2008. Please refer to Note 12, Related Parties, for additional information regarding the Company’s agreements with Enel.

7. Commitments and Contingencies:

Lease Commitments

As discussed in Note 3, the December 1999 and October 2000 leases of our corporate headquarters facilities are accounted for under EITF 97-10 and SFAS 98. In addition, the Company leases facilities under operating leases for its sales, marketing, and product development personnel located elsewhere within the United States and in ten foreign countries throughout Europe and Asia, including a land lease for accounting purposes associated with the Company’s corporate headquarters facilities. These operating leases expire on various dates through 2018, and in some instances are cancelable with advance notice. Lastly, the Company also leases certain equipment and, for some of its sales personnel, automobiles. These operating leases are generally less than five years in duration.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of product revenues in the Company’s consolidated statements of income, was approximately $133,000 and $149,000 for the three months ended March 31, 2008 and 2007, respectively.

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

As permitted under Delaware law, the Company has entered into agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has directors and officers insurance coverage that would enable it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of the applicable insurance coverage is minimal.

Taxes

The Company conducts operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company’s operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and the Company believes that, as of March 31, 2008, it has adequately provided for such contingencies. However, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

Legal Actions

From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of March 31, 2008, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

8. Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Purchased materials	$3,453	$4,379
Work-in-process	318	360
Finished goods	12,251	9,273

	$16,022	$14,012

9. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Accrued payroll and related costs	$3,120	$3,006
Accrued taxes	116	37
Customer deposits	722	932
Other accrued liabilities	1,272	576

	$5,230	$4,551

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2008 and December 31, 2007, long-lived assets of about $36.4 million and $37.7 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

The Company has three primary product lines: NES, LonWorks Infrastructure, and products and services sold to Enel. Summary revenue information by product line for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
NES	$20,516	$24,862
LonWorks Infrastructure	13,763	13,252
Enel	1,316	1,155

Total	$35,595	$39,269

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary revenue information by geography for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Americas	$5,172	$4,255
EMEA	27,720	31,362
APJ	2,703	3,652

Total	$35,595	$39,269

For information regarding the Company’s major customers, please refer to Note 6, Significant Customers.

11. Income Taxes:

The provision for income taxes for the three months ended March 31, 2008 and 2007 was $20,000 and $108,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of federal and state alternative minimum taxes, foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits recorded in accordance with FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

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

As of March 31, 2008 and December 31, 2007, the Company had gross unrecognized tax benefits of approximately $6.2 million and $5.8 million, respectively, of which $911,000 and $921,000, respectively, if recognized, would impact the effective rate on income from continuing operations. The $359,000 increase in unrecognized tax benefits during the three months ended March 31, 2008, is primarily comprised of a $379,000 increase due to the impact of foreign exchange rates on the December 31, 2007 balances and a $120,000 increase due to tax positions expected to be taken in the current year; partially offset by a $140,000 decrease due to the expiration of the statute of limitations in certain foreign jurisdictions. The Company estimates that the total unrecognized tax benefits will increase by approximately $406,000 over the next twelve months.

The Company’s practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2008 and December 31, 2007, the Company had $252,000 and $327,000, respectively, accrued for interest and penalties. The $74,000 reduction in accrued interest and penalties during the three months ended March 31, 2008 was primarily attributable to a $92,000 reduction due to the expiration of the statute of limitations in certain foreign jurisdictions; partially offset by a $18,000 increase for interest and penalties accrued during the quarter. The Company estimates that the total interest and penalties related to unrecognized tax benefits will increase by approximately $27,000 over the next twelve months.

12. Related Parties:

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

For the three months ended March 31, 2008 and 2007, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.3 million and $1.2 million, respectively. As of March 31, 2008, and December 31, 2007, $433,000 and $3.0 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

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

We have been investing in products for use by electricity utilities for use in management of electricity distribution. We began to receive modest amounts of revenue resulting from these investments in 2004, which grew to approximately $883,000 in 2005, decreased slightly to $791,000 in 2006, grew substantially to $70.6 million in 2007, and remained strong at $20.5 million during the first quarter of 2008. We refer to this revenue as networked energy services, or NES, revenue. We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s Contatore Elettronico electricity meter management project in Italy. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We refer to all other revenue as LONWORKS Infrastructure, or LWI, revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

We have a history of losses and, although we achieved profitability in past fiscal periods, we incurred a loss for the years ended December 31, 2007, 2006, and 2005. We also expect to incur an operating loss in 2008. This expectation is due primarily to the fact that, effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation as required under SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. For the years ended December 31, 2006 and 2007, we recorded approximately $5.5 million and $7.8 million, respectively, of equity compensation expense. For the first quarter of 2008, equity compensation expense was $3.3 million. We expect equity compensation expense in 2008 will be significantly higher than that charged in 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1 – Significant Accounting Policies of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2007, which we filed with the Securities and Exchange Commission in May 2008, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our stock-based compensation, allowance for doubtful accounts, inventories, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

We account for the rights of return, price protection, rebates, and other sales incentives offered to distributors of our products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

The expected term of the option is based on historical experience and on the terms and conditions of the stock awards granted to employees. The expected volatility is based on the implied volatility of market traded options on our common stock, adjusted for other relevant factors including historical volatility of our common stock over the most recent period commensurate with the estimated expected term of the options granted to employees. We base the risk-free interest rate that we use in the BSM option-pricing model on U.S. Treasury issues in effect at the time of option grant that have remaining terms similar to the expected term of the option. We have never paid cash dividends on our common stock, and do not anticipate paying cash dividends in the foreseeable future. Therefore, we use an expected dividend yield of zero in the BSM option-pricing model.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions worsened, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $315,000 as of March 31, 2008, and $330,000 as of December 31, 2007.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $303,000 as of March 31, 2008, and $301,000 as of December 31, 2007.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three months ended March 31, 2008 and March 31, 2007:

	Three Months Ended March 31,
	2008	2007
Revenues:
Product	97.4%	99.5%
Service	2.6	0.5

Total revenues	100.0	100.0
Cost of revenues:
Cost of product	63.3	72.9
Cost of service	2.0	1.2

Total cost of revenues	65.3	74.1

Gross profit	34.7	25.9

Operating expenses:
Product development	25.4	19.8
Sales and marketing	16.8	13.8
General and administrative	12.7	9.1

Total operating expenses	54.9	42.7

Loss from operations	(20.2)	(16.8)
Interest and other income, net	1.8	3.8
Interest expense on lease financing obligations	(0.8)	(0.8)

Loss before provision for income taxes	(19.2)	(13.8)
Provision for income taxes	0.0	0.3

Net loss	(19.2)%	(14.1)%

Revenues

Total revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2008	March 31, 2007	2008 over 2007 $ Change	2008 over 2007 % Change
Total revenues	$35,595	$39,269	$(3,674)	(9.4%)

The $3.7 million decrease in total revenues for the quarter ended March 31, 2008 as compared to the same period in 2007 was primarily the result of a $4.3 million decrease in NES revenues (see discussion below), partially offset by a $510,000 increase in LONWORKS Infrastructure revenues (see discussion below) and a $161,000 increase in Enel project revenues (see discussion below).

NES revenues

	Three Months Ended		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	March 31, 2008	March 31, 2007
NES revenues	$20,516	$24,861	$(4,345)	(17.5%)

NES revenues generated during the quarters ended March 31, 2008 and 2007 were primarily related to large scale deployments of our NES system products.

Of the $24.9 million of NES revenue reported for the quarter ended March 31, 2007, approximately $14.4 million related to shipments of hardware products that were accepted by our customers and, in some cases paid for, in 2006. However, we could not record this revenue in 2006 since we had not yet met all of the required criteria for revenue recognition. As of March 31, 2008, approximately $4.6 million of NES revenue was deferred. This revenue will be recognized in future periods once all of the required criteria for revenue recognition have been met.

We expect that, during 2008, shipments of our NES products will continue to increase over 2007 levels. Our ability to recognize revenue on these shipments depends on several factors, including, but not limited to, delivery to the customer of all of the software called for in any given agreement, the impact any modifications to existing shipment schedules included in the contracts that have been awarded to us thus far has on delivery dates, and certain contractual provisions, such as customer acceptance. In addition, the complex revenue recognition rules relating to products such as our NES system will likely require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. (See Note 1 of the Notes to Condensed Consolidated Financial Statements for a more detailed explanation of our revenue recognition methodology used to report sales of our NES products.) In some instances, the reasons for these deferrals may not be fully under our control, which could result in the actual timing of revenue being significantly different than we currently anticipate.

We also expect that some foreign utilities will require us to price our NES system in the respective utility’s local currency, which will expose us to foreign currency risk. The portion of our NES revenue transactions conducted in currencies other than the U.S. dollar, principally the European Euro and the Australian dollar, was about $116,000, or 0.6% for the quarter ended March 31, 2008, and about $300,000, or 1.2% for the quarter ended March 31, 2007. In most cases, in the event of a significant contract award, we intend to hedge this foreign currency risk so long as we can secure forward currency contracts that are reasonably priced and that are consistent with the scheduled deliveries for that project. In addition, we will face foreign currency exposures from the time we submit our foreign currency denominated bid until the award of a contract by the utility (the “bid to award” term). This bid to award term can often exceed several months. If a utility awards us a contract that gives the utility the right to exercise options for additional supply in the future, we would also be exposed to foreign currency risk until such time as these options, if any, were exercised. We may decide that it is too expensive to hedge the foreign currency risks during the bid to award term or for any unexercised options. Any resulting adverse foreign currency fluctuations could significantly harm our revenues, results of operations, and financial condition.

LONWORKS Infrastructure revenues

	Three Months Ended		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	March 31, 2008	March 31, 2007
LONWORKS Infrastructure revenues	$13,762	$13,252	$510	3.8%

Our LONWORKS Infrastructure revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. The $510,000 increase in LONWORKS Infrastructure revenue for the quarter ended March 31, 2008 as compared to the same period in 2007 was primarily due to increases in LONWORKS Infrastructure revenues in the EMEA and Americas regions, slightly offset by a reduction in sales in the APJ region. Within the LONWORKS Infrastructure family of products, the $510,000 increase was primarily attributable to increases in our power line transceiver and i.Lon products, partially offset by a reduction in sales of our development tool products.

As long as current worldwide economic conditions do not deteriorate, we currently believe our LONWORKS Infrastructure revenues will grow modestly in 2008 as compared to the $52.8 million we reported in 2007. However, within any given region, revenue growth may fluctuate up or down. In addition, the expected improvement in 2008 LONWORKS Infrastructure revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our LONWORKS Infrastructure products and services. In general, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. Conversely, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our LONWORKS Infrastructure revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 6.0% for the quarter ended March 31, 2008 and 6.1% for the same period in 2007. We do not currently expect that, during the remainder of 2008, the amount of our LONWORKS Infrastructure revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel project revenues

	Three Months Ended		2008 over 2007 $ Change	2008 over 2007% Change
(Dollars in thousands)	March 31, 2008	March 31, 2007
Enel project revenues	$1,316	$1,155	$161	13.9%

In October 2006, we entered into two new agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. The $1.3 million of Enel project revenue recognized during the quarter ended March 31, 2008 related primarily to shipments under the new development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. The $1.2 million of Enel project revenue recognized during the quarter ended March 31, 2007 related to initial shipments under the new development and supply agreement. Both the development and supply agreement and the software enhancement agreement expire on December 31, 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

We currently expect that our full year 2008 Enel Project revenues will decrease from the $14.2 million reported in 2007, due primarily to a reduction in the number metering kits we expect to ship to Enel and its designated meter manufacturers during 2008.

EBV revenues

	Three Months Ended		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	March 31, 2008	March 31, 2007
EBV revenues	$5,376	$4,648	$728	15.7%

Sales to EBV, our largest distributor and the primary independent distributor of our products in Europe, accounted for 15.1% of our total revenues for the quarter ended March 31, 2008 and 11.8% of our total revenues for the same period in 2007. The primary factor contributing to the $728,000 increase between the two quarters was a $758,000 increase in sales of our power line transceiver products.

We currently sell our products to EBV in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency exchange rate risks. However, EBV has the right, on notice to our company, to require that we sell our products to them in Euros.

Our contract with EBV, which has been in effect since 1997 and to date has been renewed annually thereafter, expires in December 2008. If our agreement with EBV is not renewed, or is renewed on terms that are less favorable to us, our revenues could decrease and our results of operations and financial condition could be harmed.

Product revenues

	Three Months Ended		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	March 31, 2008	March 31, 2007
Product revenues	$34,667	$39,077	$(4,410)	(11.3%)

The $4.4 million decrease in product revenues for the quarter ended March 31, 2008 as compared to the same period in 2007 was primarily the result of a $4.7 million decrease in NES product revenues and a $223,000 decrease in Enel Project related revenues, partially offset by a $498,000 increase in LONWORKS Infrastructure product revenues.

Service revenues

	Three Months Ended		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	March 31, 2008	March 31, 2007
Service revenues	$928	$192	$736	383.3%

The $736,000 increase in service revenues during the quarter ended March 31, 2008 as compared to the same period in 2007 was primarily due to approximately $384,000 of custom software development revenues generated from the Enel Project, and, to a lesser extent, an increase in NES support revenues of approximately $344,000.

Gross Profit and Gross Margin

	Three Months Ended		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	March 31, 2008	March 31, 2007
Gross Profit	$12,350	$10,152	$2,198	21.7%
Gross Margin	34.7%	25.9%	—	8.8

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

The 8.8 percentage point increase in gross margin during the first quarter of 2008 was due primarily to the mix of revenues reported. During the quarter ended March 31, 2008, approximately 57.6% of our revenues were attributable to sales of our NES system products, 38.7% of our revenues were attributable to sales of our LONWORKS Infrastructure products and services, and the remaining 3.7% was attributable to the Enel project. During the quarter ended March 31, 2007, approximately 63.3% of our revenues were attributable to sales of our NES system products, and 33.8% of our revenues were attributable to sales of our LONWORKS Infrastructure products and services, while the remaining 2.9% was attributable to the Enel project. In general, gross margins generated from sales of our NES system products are lower than those generated from both sales of our LONWORKS Infrastructure products and services as well as sales made under the Enel Project. As a result, when NES revenues comprise a lower percentage of overall revenues, as they were during the quarter ended March 31, 2008, overall gross margins will be higher. Conversely, when NES revenues are higher as a percentage of overall revenues, as they were during the quarter ended March 31, 2007, overall gross margins will be lower. Also contributing to the quarter-over-quarter improvement in gross margins was the impact of improved gross margins in our NES product line. During the first quarter of 2007, our NES revenues were generated from sales of earlier versions of our NES products. These older versions were generally more expensive to manufacture. In late 2007, we began shipping more recent, cost reduced versions of our NES products that, when sold at approximately the same price as the earlier versions, yield higher gross margins. As our first quarter 2008 NES revenues were generated primarily from sales of these newer, cost reduced NES products, the gross margin attributable to our NES revenues improved.

Partially offsetting the increase in gross margins during the first quarter of 2008 as compared to the same period in 2007 was the impact of reduced revenues on gross margins. As discussed above, a portion of our cost of goods sold relates to indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when revenues decrease, as they did in the quarter ended March 31, 2008 as compared to the same period in 2007, gross margins are negatively impacted.

We expect that, during 2008, our gross margins will not change significantly from the 36.5% recorded in 2007. While we do expect 2008 gross margins will be favorably affected by an increase in overall revenues and, to a lesser extent, by increased sales of the more recent, cost reduced versions of our NES products, there are several other factors that we expect will, when combined, offset those improvements. Among those other factors are the transition we are currently undertaking to move our product manufacturing from WKK Technology to alternative contract electronic manufacturers (“CEMs”) in Asia. This effort will require us to purchase inventory from WKK that WKK procured in anticipation of our production requirements, and resell that inventory to the new CEMs as they require it. This process will likely result in historically high inventory levels during 2008, and will also increase our exposure to excess and obsolete inventories. In addition, the impact of foreign exchange rate fluctuations could also affect our gross margins during 2008. We currently outsource the manufacturing of most of our products requiring assembly to CEMs located primarily in China. To the extent the dollar were to weaken further against the Chinese currency, or other currencies used by our CEMs, our costs for the products they manufacture could rise, which would negatively affect our gross margins. Lastly, many of our products, particularly our NES products, contain significant amounts of certain commodities, such as copper and cobalt. Recently, prices for these commodities have increased, which in turn have increased the prices we pay for the products in which they are incorporated.

Operating Expenses

Product Development

	Three Months Ended		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	March 31, 2008	March 31, 2007
Product Development	$9,036	$7,778	$1,258	16.2%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $1.3 million increase in product development expenses for the quarter ended March 31, 2008 as compared to the same period in 2007 was primarily due to increases in compensation expenses for our product development personnel, which was primarily due to a $687,000 increase in non-cash equity compensation expenses, and to a lesser extent, increases in other compensation related expenses due to an increase in headcount in our product development organization.

We expect that, for full year 2008, product development expenses will increase over 2007 levels. This increase will primarily be the result of increased development efforts related to our NES system products as well as increased equity and other compensation related expenses.

Sales and Marketing

	Three Months Ended		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	March 31, 2008	March 31, 2007
Sales and Marketing	$6,005	$5,427	$578	10.7%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

The $578,000 increase in sales and marketing expenses for the quarter ended March 31, 2008 as compared to the same period in 2007 was primarily due to a $381,000 increase in non-cash equity compensation expenses. Also contributing to the increase was the impact of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen. Approximately $207,000 of the $578,000 quarter-over-quarter increase was the result of these foreign currency exchange rate fluctuations.

We expect that, during 2008, our sales and marketing expenses will increase over 2007 levels due in part to increased commissions paid to our sales personnel as well as higher equity compensation expenses. In addition, if the United States dollar were to weaken against the foreign currencies where we operate, our sales and marketing expenses could increase further. Conversely, if the dollar were to strengthen against these currencies, it would have a favorable impact on our sales and marketing expenses.

General and Administrative

	Three Months Ended		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	March 31, 2008	March 31, 2007
General and Administrative	$4,515	$3,568	$947	26.5%

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $947,000 increase in general and administrative expenses during the quarter ended March 31, 2008 as compared to the same period in 2007 was primarily attributable to a $745,000 increase in compensation related expenses for our executive, finance, and administrative personnel (of which $644,000 related to non-cash equity compensation expense), and to a lesser extent, by increased fees paid to our independent accountants and other third party service providers.

We believe that, for full year 2008, general and administrative costs will increase modestly above 2007 levels due primarily to increased equity compensation expenses.

Interest and Other Income, Net

	Three Months Ended		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	March 31, 2008	March 31, 2007
Interest and Other Income, Net	$659	$1,497	$(838)	(56.0%)

Interest and other income, net primarily reflects interest income earned by our company on cash and short-term investment balances. In addition, foreign exchange translation gains and losses related to short-term intercompany balances are also reflected in this amount.

The $838,000 decrease in interest and other income, net during the quarter ended March 31, 2008 as compared to the same period in 2007 was primarily attributable to a $607,000 decrease in interest income between the two periods. The reduction in interest income is primarily the result of a reduction in our average invested cash balance between the periods coupled with reductions in the weighted average yield on our investment portfolio.

Also contributing to the quarter-over-quarter decline in interest and other income, net was a $270,000 increase in foreign currency translation losses. In accordance with SFAS No. 52, Foreign Currency Translation, we account for foreign currency translation gains and losses associated with our short-term intercompany balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar strengthens in value against these foreign currencies, the associated translation gains favorably impact other income. Conversely, when the U.S. dollar weakens, as it did during the first quarter of 2008, the resulting translation losses negatively impact other income.

We expect that, for full year 2008, interest and other income, net will decrease from the $5.7 million reported for 2007. This expected decrease is primarily attributable to our current belief that the average yield on our investment portfolio will trend downwards as short-term interest rates fall. In addition, future fluctuations in the exchange rates between the United States dollar and the currencies in which we maintain our short-term intercompany balances (principally the European Euro and the British Pound Sterling) will also affect our interest and other income, net.

Interest Expense on Lease Financing Obligations

	Three Months Ended		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	March 31, 2008	March 31, 2007
Interest Expense on Lease Financing Obligations	$274	$319	$(45)	(14.1%)

In December 1999 and October 2000, we entered into two separate lease agreements with a local real estate developer for the two buildings we currently occupy at our San Jose headquarters site. As discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, we have accounted for these leases in accordance with EITF 97-10 and SFAS 98, which causes Echelon to be considered the “deemed owner” of the two buildings for financial reporting purposes only.

Accordingly, we have recorded assets on our balance sheet for the costs paid by our lessor to construct our headquarters facilities, along with corresponding financing liabilities for amounts equal to these lessor-paid construction costs. The monthly rent payments we make to our lessor under our lease agreements are recorded in our financial statements as land lease expense and principal and interest on the financing liabilities. “Interest expense on lease financing obligations” reflects the portion of our monthly lease payments that is allocated to interest expense.

We expect that, during 2008, interest expense on lease financing obligations will decrease from the $1.2 million reported for full year 2007. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Therefore, a higher percentage of the payments we make in 2008 will be allocated to principal repayment and less will be allocated to interest expense.

Provision for Income Taxes

	Three Months Ended		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	March 31, 2008	March 31, 2007
Provision for Income Taxes	$20	$108	$(88)	(81.5%)

The provision for income taxes for the quarters ended March 31, 2008 and 2007 was $20,000 and $108,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of federal and state alternative minimum taxes, foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits recorded in accordance with FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

Although we expect to generate a loss before provision for income taxes in 2008, we will be required to book income tax expense to cover, at a minimum, the foreign taxes owed on income generated by our profitable foreign subsidiaries as well as federal and state alternative minimum taxes. We currently expect our 2008 provision for income taxes will be modestly higher than the amounts provided for in 2007.

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

Lease Commitments. We lease our present corporate headquarters facilities in San Jose, California, under two non-cancelable operating leases. The first lease agreement expires in 2011 and the second lease agreement expires in 2013. Upon expiration, both lease agreements provide for extensions of up to ten years. As part of these lease transactions, we provided the lessor security deposits in the form of two standby letters of credit totaling $6.2 million. The leases for our corporate headquarters facilities are accounted for under EITF 97-10 and SFAS 98 (see Note 3 of Notes to Condensed Consolidated Financial Statements).

In addition, we lease facilities under operating leases for our sales, marketing, distribution, and product development personnel located elsewhere within the United States and in nine foreign countries throughout Europe and Asia, including a land lease for accounting purposes associated with our corporate headquarters facilities (see Note as referenced above). With the exception of the land lease associated with our corporate headquarters facilities, which has a term commensurate with the respective building lease, these operating leases expire on various dates through 2018, and in some instances are cancelable with advance notice. Lastly, we also lease certain equipment and, for some of our sales personnel, automobiles. These operating leases are generally less than five years in duration.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded under our cost of products revenue on our consolidated statements of operations, was approximately $133,000 during the quarter ended March 31, 2008, and $149,000 for the same period in 2007.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of March 31, 2008, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

Legal Actions. From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of March 31, 2008, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through March 31, 2008, we raised $289.5 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

In March and August 2004, March 2006, and February 2007, our board of directors approved a stock repurchase program, which authorized us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. Since inception, we have repurchased a total of 2,204,184 shares under the program at a cost of $16.1 million. The stock repurchase program expired in March 2008.

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. To date, there have been no repurchases under the new stock repurchase program. The new stock repurchase program will expire in April 2011.

The following table presents selected financial information as of March 31, 2008, and for each of the last three fiscal years (dollars in thousands):

	March 31, 2008	December 31,
		2007	2006	2005
Cash, cash equivalents, and short-term investments	$105,024	$107,190	$124,157	$154,480
Trade accounts receivable, net	23,160	33,469	13,918	11,006
Working capital	123,506	126,711	129,521	154,869
Stockholders’ equity	149,892	153,211	153,663	178,551

As of March 31, 2008, we had $105.0 million in cash, cash equivalents, and short-term investments, a decrease of $2.2 million as compared to December 31, 2007. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Cash flows from operating activities. Cash flows from operating activities has historically been driven by net income (loss) levels, adjustments for non-cash charges such as stock-based compensation, depreciation, amortization, and in-process research and development charges, as well as fluctuations in operating asset and liability balances. Net cash provided by operating activities was $47,000 for the quarter ended March 31, 2008, an increase of approximately $1.5 million from the same period in 2007. During the quarter ended March 31, 2008, net cash provided by operating activities was primarily the result of stock-based compensation expenses of $3.3 million, depreciation and amortization expense of $2.1 million, a reduction in our accrued investment income of $542,000, and changes in our operating assets and liabilities of $952,000, partially offset by our net loss of $6.8 million. During the quarter ended March 31, 2007, net cash used in operating activities was primarily a result of our net loss of $5.6 million, offset by stock-based compensation expenses of $1.3 million, depreciation and amortization expense of $1.8 million, a reduction in our accrued investment income of $114,000, and changes in our operating assets and liabilities of $869,000.

Cash flows from investing activities. Cash flows from investing activities has historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $11.6 million for the quarter ended March 31, 2008, an $11.6 million increase from the same period in 2007. During the quarter ended March 31, 2008, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $23.1 million, partially offset by purchases of available-for-sale short-term investments of $10.6 million and capital expenditures of $824,000. During the quarter ended March 31, 2007, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $32.8 million, partially offset by purchases of available-for-sale short-term investments of $31.8 million and capital expenditures of $983,000.

Cash flows from financing activities. Cash flows from financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $1.1 million for the quarter ended March 31, 2008, a $962,000 increase over the same period in 2007. During the quarter ended March 31, 2008, net cash used in financing activities was primarily the result of $688,000 in principal payments on our building lease financing obligations and $521,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options, partially offset by proceeds of $102,000 from the exercise of stock options by our employees. During the quarter ended March 31, 2007, net cash used in financing activities was primarily the result of $613,000 in principal payments on our building lease financing obligations and $377,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options, partially offset by proceeds of $845,000 from the exercise of stock options by our employees.

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

Our existing cash, cash equivalents, and investment balances will likely decline during the first half of 2008 as a result of our anticipated operating losses. However, we currently expect that these balances will increase by the end of 2008 as we anticipate that we will generate positive cash flows later in the year. However, any weakening of current economic conditions, or changes in our planned cash outlay, could negatively affect our existing cash, cash equivalents, and investment balances. Based on our current business plan and revenue prospects, we believe that our existing cash and short-term investment balances will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed later in this discussion in the section titled “Factors That May Affect Future Results of Operations.” In the unlikely event that we would require additional financing within this period, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2008, and the years ended December 31, 2007, 2006, and 2005, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

In June 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million (see Note 12 to our accompanying condensed consolidated financial statements for additional information on our transactions with Enel). The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. To our knowledge, Enel has not disposed of any of its 3.0 million shares.

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. As of April 30, 2008, a representative of Enel had not been appointed to our board.

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

During the quarters ended March 31, 2008 and 2007, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.3 million and $1.2 million, respectively. As of March 31, 2008 and December 31, 2007, $433,000 and $3.0 million, respectively, of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

RECENTLY ISSUED ACCOUNTING STANDARDS

With the exception of the items discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K/A for the year ended December 31, 2007, that are of significance, or potential significance, to Echelon.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We believe that the adoption of SFAS 161 will not have a material impact on our consolidated financial statements as we do not currently engage in the use of derivative instruments or hedging activities.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 became effective for the Company on January 1, 2008. However, we did not elect the fair value option for any of our eligible instruments. Therefore, the adoption of SFAS 159 during the quarter ended March 31, 2008 did not impact our financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. These nonfinancial items include goodwill and other long-lived assets measured at fair value for purposes of conducting impairment tests. As of January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations, or cash flows. We are in the process of assessing the impact of full adoption of SFAS 157 for nonfinancial items. See Note 2 of Notes to Condensed Consolidated Financial Statements for information and related disclosures regarding our fair value measurements.

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

We and our partners sell our NES system to utilities. For several reasons, sales cycles with utility companies are generally extended and unpredictable. Utilities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending. In addition, in many instances, a utility may require one or more field trials of an automated meter infrastructure (AMI) system (such as one based on our NES system) before moving to a volume deployment. There is also generally an extended development and integration effort required in order to incorporate a new technology into a utility’s existing infrastructure. A number of other factors may also need to be addressed before the utility decides to engage in a full-scale deployment of our NES system, including:

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

Our future success will depend significantly on our ability to timely manufacture our products cost-effectively, in sufficient volumes, and in accordance with quality standards. For most of our products requiring assembly, we rely on a limited number of contract electronic manufacturers (CEMs), principally Jabil, Flextronics, TYCO, and WKK Technology (“WKK”). These CEMs procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks, including reduced control over quality, costs, delivery schedules, availability of materials, components, finished products, and manufacturing yields. In addition, CEMs can experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers.

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

We have operations located in ten countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 85.5% of our total net revenues for the quarter ended March 31, 2008, and 89.2% of our total net revenues for the same period in 2007. We expect that international sales will continue to constitute a significant portion of our total net revenues.

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

For our cost of goods sold, our products are generally assembled by CEMs in China, although our transactions with these vendors have historically been denominated in U.S. dollars. These vendors may require us to pay in their local currency, or demand a U.S. dollar price adjustment or other payment to address a change in exchange rates, which would increase our cost to procure our products. This is particularly a risk in China, where any future revaluations of the Chinese currency against the U.S. dollar could result in significant cost increases.

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

Our company’s success depends substantially on the performance of our executive officers and key employees. Due to the specialized technical nature of our business, we are particularly dependent on our Chief Executive Officer and our technical personnel. In May 2008, our President and Chief Operating Officer, Beatrice Yormark, passed away unexpectedly. Her duties have been assumed by our Chief Executive Officer for an indeterminate period of time. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations, and managerial personnel, as well as our ability to successfully implement a plan for management succession.

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

As of April 30, 2008, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 33.0% of our outstanding stock.

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

We have not experienced any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments to hedge these exposures.

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at March 31, 2008 and December 31, 2007, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at March 31, 2008, and December 31, 2007, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

In addition, for our cost of goods sold, our products are generally assembled by CEMs in China, although our transactions with these vendors have historically been denominated in U.S. dollars. These vendors may require us to pay in their local currency, or demand a U.S. dollar price adjustment or other payment to address a change in exchange rates, which would increase our cost to procure our products. This is particularly a risk in China, where any future revaluations of the Chinese currency against the U.S. dollar could result in significant cost increases.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation and considering the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2008.

In the Company’s originally filed Annual Report on Form 10-K for the year ended December 31, 2007, we concluded that the Company’s internal control over financial reporting as of December 31, 2007 was effective. However, in April 2008, the Company identified the following material weaknesses in our internal control over financial reporting, which resulted in the need to restate our previously issued financial statements:

•

We lacked policies and procedures for the timely review of the amortization settings within our third-party equity compensation software application; these settings ensure that the automated calculation of stock-based compensation expense uses our selected method of amortization under FAS 123R; and,

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe as a result of the actions we have taken to date, the information contained in this Form 10-Q fairly presents, in all material respects, our financial condition and results of operations for the periods contained therein.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 7, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Factors That May Affect Future Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2007 Annual Report on Form 10-K/A and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March and August 2004, March 2006, and February 2007, our board of directors approved a stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock in the open market, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. Since inception, we have repurchased a total of 2,204,184 shares under the program at a cost of $16.1 million. The stock repurchase program expired in March 2008.

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock in the open market, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. To date, there have been no repurchases under the new stock repurchase program. The new stock repurchase program will expire in April 2011.

The following table provides information about the repurchase of our common stock during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 1-January 31	1,403	$20.59	—	795,816
February 1-February 29	36,308	$13.54	—	795,816
March 1-March 31	1,285	$11.95	—	—

Total	38,996	$13.74	—	—

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

(2)	As noted above, the stock repurchase program originally approved in 2004 expired in March 2008. As such, no shares were eligible to be repurchased under that program as of March 31, 2008.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

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