Form 10-Q
period 2008-06-30
ECHELON CORP
filed 2008-08-11
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes   ☐     No   ☒

As of July 31, 2008, 40,763,432 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,877	$76,062
Short-term investments	27,772	31,128
Accounts receivable, net (1)	15,248	33,469
Inventories	18,631	14,012
Deferred cost of goods sold	4,365	6,656
Other current assets	4,103	2,092

Total current assets	147,996	163,419

Property and equipment, net (note 3)	41,194	30,776
Goodwill	8,768	8,548
Other long-term assets	2,017	1,964

TOTAL ASSETS	$199,975	$204,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,879	$12,945
Accrued liabilities	5,273	4,551
Current portion lease financing obligations (note 7)	1,376	2,900
Deferred revenues	11,449	16,312

Total current liabilities	27,977	36,708

LONG-TERM LIABILITIES:
Lease financing obligations, net of current portion (note 7)	26,084	13,151
Other long-term liabilities	1,610	1,637

Total long-term liabilities	27,694	14,788

STOCKHOLDERS’ EQUITY:
Common stock	434	432
Additional paid-in capital	306,103	298,556
Treasury stock	(21,893)	(19,259)
Accumulated other comprehensive income	2,114	1,718
Accumulated deficit	(142,454)	(128,236)

Total stockholders’ equity	144,304	153,211

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$199,975	$204,707

(1)	Includes related party amounts of $499 as of June 30, 2008 and $3,000 as of December 31, 2007. See Note 12 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Product	$31,466	$26,437	$66,133	$65,514
Service	691	259	1,619	451

Total revenues (2)	32,157	26,696	67,752	65,965

COST OF REVENUES:
Cost of product (1)	18,751	15,331	41,283	43,965
Cost of service (1)	675	505	1,388	988

Total cost of revenues	19,426	15,836	42,671	44,953

GROSS PROFIT	12,731	10,860	25,081	21,012

OPERATING EXPENSES:
Product development (1)	9,402	8,118	18,438	15,896
Sales and marketing (1)	6,162	4,968	12,167	10,395
General and administrative (1)	4,721	4,163	9,236	7,731

Total operating expenses	20,285	17,249	39,841	34,022

LOSS FROM OPERATIONS	(7,554)	(6,389)	(14,760)	(13,010)
INTEREST AND OTHER INCOME, NET	519	1,488	1,178	2,985
INTEREST EXPENSE ON LEASE FINANCING OBLIGATIONS	(265)	(308)	(539)	(627)

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,300)	(5,209)	(14,121)	(10,652)
INCOME TAX EXPENSE	74	107	94	215

NET LOSS	$(7,374)	$(5,316)	$(14,215)	$(10,867)

NET LOSS PER SHARE:
Basic	$(0.18)	$(0.13)	$(0.35)	$(0.28)

Diluted	$(0.18)	$(0.13)	$(0.35)	$(0.28)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic	40,774	39,508	40,781	39,368

Diluted	40,774	39,508	40,781	39,368

(1) Amounts include stock-based compensation costs as follows:
Cost of product	$390	$162	$753	$309
Cost of service	47	11	94	27
Product development	1,532	510	2,701	992
Sales and marketing	746	321	1,443	637
General and administrative	1,102	589	2,118	961

Total	$3,817	$1,593	$7,109	$2,926

(2)

Includes related party amounts of $1,598 and $3,832 for the three months ended June 30, 2008 and 2007, respectively, and $2,915 and $4,988 for the six months ended June 30, 2008 and 2007, respectively. See Note 12 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(14,215)	$(10,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,255	3,588
Loss on disposal of fixed assets	—	4
Reduction of allowance for doubtful accounts	(44)	(57)
Reduction of (increase in) accrued investment income	650	(245)
Stock-based compensation	7,109	2,926
Change in operating assets and liabilities:
Accounts receivable	18,279	(4,198)
Inventories	(4,600)	1,879
Deferred cost of goods sold	2,291	11,690
Other current assets	(1,986)	34
Accounts payable	(3,189)	(102)
Accrued liabilities	576	697
Deferred revenues	(4,844)	(10,320)
Deferred rent	(14)	(28)

Net cash provided by (used in) operating activities	4,268	(4,999)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(30,507)	(55,077)
Proceeds from maturities and sales of available-for-sale short-term investments	33,104	62,176
Change in other long-term assets	(22)	43
Capital expenditures	(2,038)	(3,132)

Net cash provided by investing activities	537	4,010

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(1,118)	(1,252)
Proceeds from exercise of stock options	1,209	3,165
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(717)	(842)
Repurchase of common stock under stock repurchase program	(2,634)	—

Net cash provided by (used in) financing activities	(3,260)	1,071

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	270	83

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,815	165
CASH AND CASH EQUIVALENTS:
Beginning of period	76,062	37,412

End of period	$77,877	$37,577

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$422	$194

Cash paid for interest on lease financing obligations	$606	$620

Noncash investing and financing information – Increase in property and equipment and related lease financing obligation due to lease extension (see Note 3)	$12,526	$—

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is probable, and there are no post-delivery obligations. For hardware sales, including sales to third party manufacturers, these criteria are generally met at the time of shipment. For sales made to the Company’s distributor partners, these criteria are generally met at the time the distributor sells the products through to its end-use customer. For software licenses, these criteria are generally met upon shipment to the final end-user. Service revenue is recognized as the training services are performed, or ratably over the term of the support period.

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

Recently Issued Accounting Standards

With the exception of the items discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K/A for the year ended December 31, 2007, that are of significance, or potential significance, to the Company.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company’s only financial assets or liabilities required to be measured at fair value on a recurring basis at June 30, 2008, are fixed income available-for-sale securities. The fair value of cash equivalents and short-term investments was determined using the following inputs at June 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money market funds	$34,525	$34,525	$—	$—
Fixed income available-for-sale securities	55,185	—	55,185	—

Total	$89,710	$34,525	$55,185	$—

Fixed income available-for-sale securities are included in cash and cash equivalents and short-term investments in the Company’s condensed consolidated balance sheet. Of the $89.7 million of fixed income available-for-sale securities, approximately $61.9 million are classified as cash equivalents, while the remaining $27.8 million are classified as short-term investments. Cash equivalents consist of either investments with remaining maturities of three months or less at the date of purchase, or money market funds for which the carrying amount is a reasonable estimate of fair value.

As of June 30, 2008, the Company’s available-for-sale securities had contractual maturities from three to twenty-four months and an average remaining term to maturity of six months. As of June 30, 2008, the amortized cost basis, aggregate fair value, and gross unrealized holding losses by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. corporate securities:
Commercial paper	$14,921	$14,889	$—	$33
Corporate notes and bonds	5,355	5,341	1	15

	20,276	20,230	1	48
Foreign corporate notes and bonds	512	515	3	—
U.S. government and agency securities	7,027	7,027	1	—

Total investments in debt securities	$27,815	$27,772	$5	$48

3.	Property and Equipment

A summary of property and equipment, net as of June 30, 2008 and December 31, 2007 is as follows (in thousands):

	June 30, 2008	December 31, 2007
Buildings and improvements	$37,356	$40,850
Computer and other equipment	21,300	19,403
Software	4,631	4,511
Furniture and fixtures	2,804	2,666
Leasehold improvements	3,854	3,809

	69,945	71,239
Less: Accumulated depreciation and amortization	(28,751)	(40,463)

Property and equipment, net	$41,194	$30,776

Property and equipment are stated at cost. Prior to June 2008, the cost of buildings and improvements for our leased San Jose, California headquarters facilities, for which we are the “deemed owner” for accounting purposes only, had included both the costs paid for directly by the Company and the costs paid for by the builder (lessor) from the period commencing with the start of construction through the lease commencement date for each building. These “building assets” are reflected as “Buildings and Improvements” in the schedule above. Building improvements paid for by the Company subsequent to the lease commencement date of each building are reflected as “Leasehold Improvements” in the schedule above.

Effective June 2008, the building leases were amended, resulting in an extension of the lease term for both buildings through March 2020. As a result of the lease extensions, the lease financing obligations for each building were increased based on the present value of the revised lease payments on the date of the extension, with a corresponding increase to the net carrying amount of the cost of the building assets (see further information below).

Depreciation is provided using the straight-line method as follows:

•	Building assets and leasehold improvements are depreciated over the shorter of the remaining lease term or estimated useful lives (see further information below);

•	Computer equipment and related software, other equipment, and furniture and fixtures are depreciated over their estimated useful lives of two to five years; and

•	Certain telecommunications equipment is depreciated over its estimated useful life of 10 years.

Accounting for buildings and improvements

In December 1999, the Company entered into a lease agreement with a real estate developer for its existing corporate headquarters in San Jose, California. In October 2000, the Company entered into a second lease agreement with the same real estate developer for an additional building at its headquarters site. These leases were scheduled to expire in 2011 and 2013, respectively.

Effective June 2008, the building leases were amended resulting in an extension of the lease term for both buildings through March 2020. The extended leases require minimum lease payments through March 2020 totaling approximately $48.9 million. Both leases permit the Company to exercise an option to extend the respective lease for two sequential five-year terms. In addition, the amended leases eliminated the Company’s requirement to provide the landlord with security deposits totaling $6.2 million, which the Company had previously satisfied by causing to have issued standby letters of credit (“LOCs”). As of June 30, 2008, the previously issued LOCs had been returned to the bank that issued them and were cancelled.

The Company has historically accounted for the two buildings at its San Jose, California headquarters site under EITF Issue No. 97-10 (“EITF 97-10”), The Effect of Lessee Involvement in Asset Construction, and SFAS No. 98 (“SFAS 98”), Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases – an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. EITF 97-10 applies to entities involved with the construction of an asset that will be leased when the construction project is completed. During construction, the Company paid for certain tenant improvements, including structural elements of the buildings, and, in accordance with EITF 97-10, is therefore the “deemed owner” for accounting purposes of the two buildings at its San Jose, California headquarters site. Accordingly, the Company recorded assets for the total costs of the buildings and improvements, including the costs paid by the lessor (the legal owner of the buildings), with corresponding liabilities for the costs paid by the lessor. Upon completion of construction of each building, the Company did not meet the sale-leaseback criteria in SFAS 98 for de-recognition of the building assets and liabilities. Therefore the leases are accounted for as financing obligations.

For the December 1999 and October 2000 lease agreements, the Company initially recorded lease financing obligations of $12.0 million and $15.2 million, respectively, which corresponded to the building asset costs paid for by the lessor. As a result of the lease extension in June 2008, the Company increased the carrying amount of its lease financing obligations by approximately $12.5 million to approximately $27.6 million (an amount equal to the present value of the revised lease payments at the date of the lease extension), with a corresponding increase to the net carrying amount of the building assets. In addition, all of accumulated depreciation on the building assets at the date of the lease extensions (approximately $16.0 million) was eliminated with a corresponding decrease to the gross carrying amount of the building assets. As a result of the extension in lease terms, the Company also extended the estimated useful lives of the building assets and the leasehold improvements to equal the amended lease term.

For the three and six months ended June 30, 2008, the Company recorded depreciation expense associated with the building assets of $659,000 and $1.3 million, respectively. For the three and six months ended June 30, 2007, the Company has recorded depreciation expense associated with the building assets of $681,000 and $1.4 million, respectively. As of June 30, 2008 and December 31, 2007, the net book value of the building assets was $23.7 million and $12.5 million, respectively.

Under the lease agreements, a portion of the total lease payments is accounted for as an operating lease of land and recorded as expense on a straight-line basis over the term of the lease. The remaining portions of the monthly lease payments are considered to be payments of principal and interest on the lease financing obligations. For the three and six months ended June 30, 2008, land lease expense was $121,000 and $234,000, respectively, principal reductions on the lease financing obligations were $641,000 and $1.3 million, respectively, and interest expense was $265,000 and $539,000, respectively. For the three and six months ended June 30, 2007, land lease expense was $113,000 and $225,000, respectively, principal reductions on the lease financing obligations were $639,000 and $1.3 million, respectively, and interest expense was $308,000 and $627,000, respectively.

4.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months and six months ended June 30, 2008 and June 30, 2007 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss (Numerator):
Net loss, basic & diluted	$(7,374)	$(5,316)	$(14,215)	$(10,867)

Shares (Denominator):
Weighted average common shares outstanding	40,774	39,508	40,781	39,368

Shares used in basic computation	40,774	39,508	40,781	39,368
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—

Shares used in diluted computation	40,774	39,508	40,781	39,368

Net loss per share:
Basic	$(0.18)	$(0.13)	$(0.35)	$(0.28)

Diluted	$(0.18)	$(0.13)	$(0.35)	$(0.28)

For the three and six months ended June 30, 2008 and 2007, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, and restricted stock units excluded from this calculation for the three and six months ended June 30, 2008 and 2007 was 8,431,216 and 8,207,494, respectively.

5.	Stockholders’ Equity and Employee Stock Option Plans

Common Stock

In April 2008, the Company’s board of directors approved a new stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the three months ended June 30, 2008, the Company repurchased 216,750 shares at a cost of $2.6 million. The new stock repurchase program will expire in April 2011.

Comprehensive Loss

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(7,374)	$(5,316)	$(14,215)	$(10,867)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(184)	41	506	124
Unrealized holding loss on available-for-sale securities	(44)	(43)	(110)	(3)

Comprehensive loss	$(7,602)	$(5,318)	$(13,819)	$(10,746)

Stock Award Activity

The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was approximately $1.0 million and $1.2 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the awards.

The total fair value of performance shares vested and released during the three and six months ended June 30, 2008 was approximately $212,000 and $1.6 million, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Equity Compensation Expense for Share Awards with Financial- Based Performance Vesting Requirements

As of June 30, 2008, there were 188,614 nonvested share awards (with a grant date fair value of $2.0 million) that were subject to certain financial-based performance requirements that must be achieved before vesting can occur. Cumulative compensation expense of $627,000 through June 30, 2008 associated with 122,195 of these performance shares (with a grant date fair value of approximately $1.1 million) has been recognized assuming that those financial performance requirements will be achieved. If such requirements are not met, no compensation cost is recognized and any recognized compensation cost will be reversed. No compensation expense has been recognized associated with the remaining 66,419 share awards (with a grant date fair value of $885,000) as management does not currently expect the financial performance requirements for these awards will be met.

6.	Significant Customers

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and six months ended June 30, 2008 and 2007, the Company had six customers that accounted for a majority of its revenues: EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its LONWORKS® Infrastructure products in Europe, Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers), Duke Energy Corporation (“Duke”), a US utility company, and Telvent Energia y Medioambiente SA (“Telvent”), Limited Liability Company Engineering Center ENERGOAUDITCONTROL (“EAC”), and ES Elektrosandberg AB (“ES”), value added resellers of the Company’s NES products. For the three and six months ended June 30, 2008 and 2007, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
ES	23.1%	18.8%	24.7%	11.5%
EBV	17.2%	16.3%	16.2%	13.7%
Telvent	5.6%	16.0%	15.3%	39.0%
Duke	5.9%	—%	3.6%	—%
EAC	14.7%	—%	8.0%	—%
Enel	4.1%	14.4%	3.8%	7.6%

Total	70.6%	65.5%	71.6%	71.8%

Of the percentage of sales made to EBV, approximately 0.9% and 0.5% for the three and six months ended June 30, 2008, respectively, related to sales of components we sold to EBV, which EBV in turn sold to one of Enel’s third party meter manufacturers. Elsewhere in this document, those sales are reported as Enel Project revenues. The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2008. Please refer to Note 12, Related Parties, for additional information regarding the Company’s agreements with Enel.

7.	Commitments and Contingencies

Lease Commitments

As discussed in Note 3, the December 1999 and October 2000 leases of our corporate headquarters facilities, as amended in June 2008, are accounted for under EITF 97-10 and SFAS 98.

In addition, the Company leases facilities under operating leases for its sales, marketing, and product development personnel located elsewhere within the United States and in ten foreign countries throughout Europe and Asia including a land lease for accounting purposes associated with the Company’s corporate headquarters facilities in San Jose, California. These operating leases expire on various dates through 2020, and in some instances are cancelable with advance notice. Lastly, the Company also leases certain equipment and, for some of its sales personnel, automobiles. These operating leases are generally less than five years in duration.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of product revenues in our condensed statements of income, was approximately $140,000 during the quarter ended June 30, 2008, and $150,000 for the same period in 2007. Royalty expense was approximately $273,000 for the six months ended June 30, 2008, and $299,000 for the same period in 2007.

The Company will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of its products. The Company is currently unable to estimate the maximum amount of these future royalties. However, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Warranties

The Company typically sells its products with a limited warranty against defects in manufacture or performance. When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are generally provided for when the associated revenue is recognized. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company’s current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $526,000 as of June 30, 2008 and $301,000 as of December 31, 2007.

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

Taxes

The Company conducts operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company’s operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with accounting principles generally accepted in the United States of America, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and the Company believes that, as of June 30, 2008, it has adequately provided for such contingencies. However, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

Legal Actions

From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of June 30, 2008, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

8.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Purchased materials	$9,041	$4,379
Work-in-process	13	360
Finished goods	9,577	9,273

	$18,631	$14,012

9.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Accrued payroll and related costs	$3,134	$3,006
Accrued taxes	—	37
Customer deposits	1,181	932
Accrued warranty	526	301
Other accrued liabilities	432	275

	$5,273	$4,551

10.	Segment Disclosure

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing business performance. The Company’s chief operating decision-making group is the Executive Staff, which is comprised of the Chief Executive Officer and his direct reports. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2008 and December 31, 2007, long-lived assets of approximately $48.0 million and $37.7 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

The Company has three primary product lines: NES, LonWorks Infrastructure, and products and services sold to Enel. Summary revenue information by product line for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NES	$16,623	$9,411	$37,140	$34,272
LonWorks Infrastructure	13,936	13,453	27,698	26,705
Enel	1,598	3,832	2,914	4,988

Total	$32,157	$26,696	$67,752	$65,965

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary revenue information by geography for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Americas	$7,102	$4,996	$12,274	$9,250
EMEA	22,879	15,738	50,599	47,101
APJ	2,176	5,962	4,879	9,614

Total	$32,157	$26,696	$67,752	$65,965

For information regarding the Company’s major customers, please refer to Note 6, Significant Customers.

11.	Income Taxes

The provision for income taxes for the three months ended June 30, 2008 and 2007 was $74,000 and $107,000, respectively. The provision for income taxes for the six months ended June 30, 2008 and 2007 was $94,000 and $215,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits recorded in accordance with FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

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

As of June 30, 2008 and December 31, 2007, the Company had gross unrecognized tax benefits of approximately $6.0 million and $5.8 million, respectively, of which $875,000 and $921,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The $228,000 increase in unrecognized tax benefits during the six months ended June 30, 2008, is primarily comprised of a $157,000 increase due to the impact of foreign exchange rates on the December 31, 2007 balances and a $211,000 increase due to tax positions expected to be taken in the current year; partially offset by a $140,000 decrease due to the expiration of the statute of limitations in certain foreign jurisdictions.

The Company’s practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2008 and December 31, 2007, the Company had $260,000 and $327,000, respectively, accrued for interest and penalties. The $67,000 reduction in accrued interest and penalties during the six months ended June 30, 2008 was primarily attributable to a $92,000 reduction due to the expiration of the statute of limitations in certain foreign jurisdictions; partially offset by a $19,000 increase for interest and penalties accrued during the period and a $6,000 increase due to the impact of foreign exchange rates on December 31, 2007 balances. The Company estimates that the total interest and penalties related to unrecognized tax benefits will increase by approximately $45,000 over the next twelve months.

12.	Related Parties

The law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

In June 2000, the Company entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock. Under the terms of the stock purchase agreement, Enel has the right to nominate a member of the Company’s board of directors. A representative of Enel is not presently serving on the Company’s board.

At the same time as the Company entered into the stock purchase agreement with Enel, it also entered into a Research and Development and Technological Cooperation Agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, the Company cooperated with Enel to integrate LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. The Company completed the sale of its components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, the Company supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, the Company entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers may purchase additional electronic components and finished goods from Echelon. Under the software enhancement agreement, the Company provides software enhancements to Enel for use in its Contatore Elettronico system. The development and supply agreement expires in December 2011, and the software enhancement agreement expires in December 2009, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances.

For the three months ended June 30, 2008 and 2007, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.6 million and $3.8 million, respectively. For the six months ended June 30, 2008 and 2007, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $2.9 million and $5.0 million, respectively. As of June 30, 2008, and December 31, 2007, $499,000 and $3.0 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

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

We have been investing in products for use by electricity utilities for use in management of electricity distribution. We began to receive modest amounts of revenue resulting from these investments in 2004, which grew to approximately $883,000 in 2005, decreased slightly to $791,000 in 2006, grew substantially to $70.6 million in 2007, and remained strong at $37.1 million during the first six months of 2008. We refer to this revenue as networked energy services, or NES, revenue. We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s Contatore Elettronico electricity meter management project in Italy. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We refer to all other revenue as LONWORKS Infrastructure, or LWI, revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

Subsequent to the July 30, 2008 announcement of our preliminary results for the quarter and six months ended June 30, 2008, we have made an adjustment to our reported results. This adjustment resulted in an increase in our net loss for the quarter and six months ended June 30, 2008 of $316,000. This adjustment relates to an increase in our excess and obsolete inventory reserves associated with the acquisition of raw material inventories from one of our contract manufacturers during the quarter.

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

Certain of the stock-based compensation awards we issue vest upon the achievement of specific financial-based performance requirements. SFAS 123R requires us to estimate whether or not it is probable that these financial-based performance requirements will be met, and, in some cases, when they will be met. These estimates of future financial performance are based on the best information available at the time of grant, and each quarterly period thereafter until the awards are either earned or forfeited. Any changes we make to our estimates of future financial performance could have a material impact on the amount and timing of compensation expense associated with these awards.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions worsened, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $286,000 as of June 30, 2008, and $330,000 as of December 31, 2007.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $526,000 as of June 30, 2008, and $301,000 as of December 31, 2007.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three and six month ended June 30, 2008 and June 30, 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product	97.9%	99.0%	97.6%	99.3%
Service	2.1	1.0	2.4	0.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	58.3	57.4	60.9	66.7
Cost of service	2.1	1.9	2.1	1.5

Total cost of revenues	60.4	59.3	63.0	68.2

Gross profit	39.6	40.7	37.0	31.8

Operating expenses:
Product development	29.2	30.4	27.2	24.1
Sales and marketing	19.2	18.6	18.0	15.8
General and administrative	14.7	15.6	13.6	11.7

Total operating expenses	63.1	64.6	58.8	51.6

Loss from operations	(23.5)	(23.9)	(21.8)	(19.8)
Interest and other income, net	1.6	5.6	1.7	4.5
Interest expense on lease financing obligations	(0.8)	(1.2)	(0.8)	(0.9)

Loss before provision for income taxes	(22.7)	(19.5)	(20.9)	(16.2)
Income tax expense	0.2	0.4	0.1	0.3

Net loss	(22.9%)	(19.9%)	(21.0%)	(16.5%)

Revenues Total Revenues
	Three Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Total revenues	$32,157	$26,696	$5,461	20.5%

	Six Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Total revenues	$67,752	$65,965	$1,787	2.7%

The $5.5 million increase in total revenues for the quarter ended June 30, 2008 as compared to the same period in 2007 was primarily the result of a $7.2 million increase in NES revenues and a $483,000 increase in LONWORKS Infrastructure revenues, partially offset by a $2.2 million decrease in Enel Project revenues. The $1.8 million increase in total revenues for the six months ended June 30, 2008 as compared to the same period in 2007 was primarily the result of a $2.9 million increase in NES revenues and a $993,000 increase in LONWORKS Infrastructure revenues, partially offset by a $2.1 million decrease in Enel Project revenues.

NES revenues

	Three Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
NES revenues	$16,623	$9,411	$7,212	76.6%

	Six Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
NES revenues	$37,140	$34,272	$2,868	8.4%

NES revenues generated during the three and six month periods ended June 30, 2008 and 2007 were primarily related to large scale deployments of our NES system products.

Of the $34.3 million of NES revenue reported for the six months ended June 30, 2007, approximately $14.4 million related to shipments of hardware products that were accepted by our customers and, in some cases paid for, in 2006. However, we could not record this revenue in 2006 since we had not yet met all of the required criteria for revenue recognition. As of June 30, 2008, approximately $5.0 million of NES revenue was deferred. This revenue will be recognized in future periods once all of the required criteria for revenue recognition have been met.

We expect that, during 2008, shipments of our NES products will continue to increase over 2007 levels. Our ability to recognize revenue on these shipments depends on several factors, including, but not limited to, delivery to the customer of all of the software called for in any given agreement, the impact on delivery dates of any modifications to existing shipment schedules included in the contracts that have been awarded to us thus far, and certain contractual provisions, such as customer acceptance. In addition, the complex revenue recognition rules relating to products such as our NES system will likely require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. In some instances, the reasons for these deferrals may not be fully under our control, which could result in the actual timing of revenue being significantly different than we currently anticipate.

We also expect that some foreign utilities will require us to price our NES system in the respective utility’s local currency, which will expose us to foreign currency risk. For the six months ended June 30, 2008, the portion of our NES revenues conducted in currencies other than the U.S. dollar, principally the European Euro and the Australian dollar, was about $184,000, or 0.5%. For the six months ended June 30, 2007, the portion of our NES revenues conducted in currencies other than the U.S. dollar, principally the Australian dollar, was about $300,000, or 0.9%. In most cases, in the event of a significant contract award, we intend to hedge this foreign currency risk so long as we can secure forward currency contracts that are reasonably priced and that are consistent with the scheduled deliveries for that project. In addition, we will face foreign currency exposures from the time we submit our foreign currency denominated bid until the award of a contract by the utility (the “bid to award” term). This bid to award term can often exceed several months. If a utility awards us a contract that gives the utility the right to exercise options for additional supply in the future, we would also be exposed to foreign currency risk until such time as these options, if any, were exercised. We may decide that it is too expensive to hedge the foreign currency risks during the bid to award term or for any unexercised options. Any resulting adverse foreign currency fluctuations could significantly harm our revenues, results of operations, and financial condition.

LONWORKS Infrastructure revenues

	Three Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
LONWORKS Infrastructure revenues	$13,936	$13,453	$483	3.6%

	Six Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
LONWORKS Infrastructure revenues	$27,698	$26,705	$993	3.7%

Our LONWORKS Infrastructure revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. Both the $483,000 increase in LONWORKS Infrastructure revenue for the quarter ended June 30, 2008 as compared to the same period in 2007, and the $993,000 increase for the six months ended June 30, 2008 as compared to the same period in 2007, was primarily due to increases in LONWORKS Infrastructure revenues in the EMEA and Americas regions, slightly offset by a reduction in sales in the APJ region. Within the LONWORKS Infrastructure family of products, the quarterly and six month increases were primarily attributable to increases in our power line transceiver and i.Lon products, partially offset by a reduction in sales of our development tool and network services products.

As long as current worldwide economic conditions do not deteriorate further, we currently believe our LONWORKS Infrastructure revenues will grow modestly in 2008 as compared to the $52.8 million we reported in 2007. However, within any given region, revenue growth may fluctuate up or down. In addition, the expected improvement in 2008 LONWORKS Infrastructure revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our LONWORKS Infrastructure products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our LONWORKS Infrastructure revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 5.4% for the six months ended June 30, 2008 and 6.3% for the same period in 2007. We do not currently expect that, during the remainder of 2008, the amount of our LONWORKS Infrastructure revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel Project revenues

	Three Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Enel Project revenues	$1,598	$3,832	$(2,234)	(58.3%)

	Six Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Enel Project revenues	$2,914	$4,988	$(2,074)	(41.6%)

In October 2006, we entered into two new agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. The $1.6 million of Enel project revenue recognized during the quarter ended June 30, 2008, and the $2.9 million of Enel project revenues recognized during the six months ended June 30, 2008, related primarily to shipments under the new development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. The $3.8 million of Enel project revenue recognized during the quarter ended June 30, 2007, and the $5.0 million of Enel project revenues recognized during the six months ended June 30, 2007, related to initial shipments under the new development and supply agreement. The development and supply agreement expires in December 2011, and the software enhancement agreement expires in December 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

We currently expect that our full year 2008 Enel Project revenues will decrease from the $14.2 million reported in 2007, due primarily to a reduction in the number of metering kits we expect to ship to Enel and its designated meter manufacturers during 2008.

EBV revenues

	Three Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
EBV revenues	$5,248	$4,360	$888	20.4%

	Six Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
EBV revenues	$10,624	$9,008	$1,616	17.9%

Sales to EBV, our largest distributor and the primary independent distributor of our products in Europe, accounted for 16.3% of our total revenues for each of the quarters ended June 30, 2008 and 2007, and 15.7% of our total revenues for the six months ended June 30, 2008 and 13.7% of our total revenues for the same period in 2007. The primary factor contributing to the $888,000 increase between the two quarters and the $1.6 million increase between the two six month periods was an increase in sales of our power line transceiver products.

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

Product revenues

	Three Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Product revenues	$31,466	$26,437	$5,029	19.0%

	Six Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Product revenues	$66,133	$65,514	$619	0.9%

The $5.0 million increase in product revenues for the quarter ended June 30, 2008 as compared to the same period in 2007 was primarily the result of a $6.9 million increase in NES product revenues and a $498,000 increase in LONWORKS Infrastructure product revenues, partially offset by a $2.4 million decrease in Enel project product revenues. The $619,000 increase in product revenues for the six months ended June 30, 2008 as compared to the same period in 2007 was primarily the result of a $2.2 million increase in NES product revenues and a $997,000 increase in LONWORKS Infrastructure product revenues, partially offset by a $2.6 million decrease in Enel project product revenues.

Service revenues

	Three Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Service revenues	$691	$259	$432	166.8%

	Six Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Service revenues	$1,619	$451	$1,168	259.0%

The $432,000 and $1.2 million increases in service revenues during the quarter and six months ended June 30, 2008 as compared to the same periods in 2007 were primarily due to an increase in NES support revenues, and to a lesser extent, increases in custom software development services provided to Enel.

Gross Profit and Gross Margin

	Three Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Gross Profit	$12,731	$10,860	$1,871	17.2%
Gross Margin	39.6%	40.7%	—	(1.1%)

	Six Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Gross Profit	$25,081	$21,012	$4,069	19.4%
Gross Margin	37.0%	31.8%	—	5.2%

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

The 1.1 percentage point decrease and the 5.2 percentage point increase in gross margin during the quarter and six months ended June 30, 2008, as compared to the same periods in 2007, were due to several factors. Favorably impacting gross margins during the three and six month periods ended June 30, 2008, as compared to the same periods in 2007, was the impact of improved gross margins in our NES product line. During the first six months of 2007, our NES revenues were generated from sales of earlier versions of our NES products. These older versions were generally more expensive to manufacture. In late 2007, we began shipping more recent, cost reduced versions of our NES products that, when sold at approximately the same price as the earlier versions, yield higher gross margins. As our 2008 NES revenues were generated primarily from sales of these newer, cost reduced NES products, the gross margin attributable to our NES revenues improved.

Also impacting the fluctuation in gross margins for the periods presented was the mix of revenues reported. Although, as noted above, gross margins attributable to sales of our NES system products have improved during 2008, in general, sales of these products generate lower gross margins than do sales of either our LONWORKS Infrastructure products and services or sales made under the Enel Project. As a result, when NES revenues comprise a higher percentage of overall revenues, as they were during the quarter ended June 30, 2008 when they represented 51.7% of our total revenues (as compared to 35.2% during the same period in 2007), overall gross margins will tend to be lower. However, overall gross margins improved during the six months ended June 30, 2008, when NES revenues comprised 54.8% of our total revenues as compared to 51.9% for the same period in 2007. In this instance, when NES revenues were only slightly higher as a percentage of overall revenues, the impact of improved gross margins in the NES product line more than offset the negative impact on gross margins resulting from increased NES revenues.

Also contributing to the fluctuation in gross margins for the periods presented was the impact of fluctuating total revenue levels. As discussed above, a portion of our cost of goods sold relates to indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when revenues increase, as they did in the quarter and six months ended June 30, 2008 as compared to the same periods in 2007, gross margins are favorably impacted.

Lastly, during the quarter ended June 30, 2008, our inventory levels increased substantially as a result of our transition between contract electronic manufacturers (“CEMs”). As a result, the amount of indirect overhead spending we capitalized in inventory increased during the quarter. This had the effect of improving gross margin as those costs would otherwise have been expensed during the quarter. We expect our inventory levels to decrease during the remainder of 2008, which will result in the reduction of capitalized overhead in inventory. When this occurs, it will cause gross margin rates to decrease.

We expect that, during 2008, our gross margins will not change significantly from the 36.5% recorded in 2007. While we do expect 2008 gross margins will be favorably affected by an increase in overall revenues and, to a lesser extent, by increased sales of the more recent, cost reduced versions of our NES products, there are several other factors that we expect will, when combined, offset those improvements. Among those other factors are the transition we are currently undertaking to move our product manufacturing from WKK Technology to alternative CEM in Asia. As noted above, this effort has required us to purchase inventory from WKK that WKK procured in anticipation of our production requirements, and resell that inventory to the new CEMs as they require it. This process will likely result in historically high inventory levels during 2008, and will also increase our exposure to excess and obsolete inventories. In addition, the impact of foreign exchange rate fluctuations could also affect our gross margins during 2008. We currently outsource the manufacturing of most of our products requiring assembly to CEMs located in China. To the extent the dollar were to weaken further against the Chinese currency, or other currencies used by our CEMs, our costs for the products they manufacture could rise, which would negatively affect our gross margins. Lastly, many of our products, particularly our NES products, contain significant amounts of certain commodities, such as copper and cobalt. Recently, prices for these commodities have increased, which in turn have increased the prices we pay for the products in which they are incorporated.

Operating Expenses

Product Development

	Three Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Product Development	$9,402	$8,118	$1,284	15.8%

	Six Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Product Development	$18,438	$15,896	$2,542	16.0%

Product development expenses consist primarily of payroll and related expenses for development personnel, fees paid to third party consultants, facility costs, equipment and supplies, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $1.3 million and $2.5 million increases in product development expenses for the quarter and six month periods ended June 30, 2008 as compared to the same periods in 2007 were primarily due to increases of $1.0 million and $1.7 million, respectively, in non-cash equity compensation expenses for our product development personnel. Also contributing to the increases between the periods were additional cash based compensation expenses, partially offset by reductions in fees paid to third party service providers, and equipment and supplies used in the development process.

We expect that, for full year 2008, product development expenses will increase over 2007 levels. This increase will primarily be the result of increased development efforts related to our NES system products as well as increased equity and other compensation related expenses.

Sales and Marketing

	Three Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Sales and Marketing	$6,162	$4,968	$1,194	24.0%

	Six Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Sales and Marketing	$12,167	$10,395	$1,772	17.0%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

The $1.2 million increase in sales and marketing expenses for the quarter ended June 30, 2008 as compared to the same period in 2007 was primarily due to a $788,000 increase in compensation and related expenses (including a $425,000 increase in non-cash equity compensation expense), and to a lesser extent, increases in marketing expenses, facilities costs, and fees paid to third party service providers. The $1.8 million increase in sales and marketing expenses for the six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to a $1.3 million increase in compensation and related expenses (including a $806,000 increase in non-cash equity compensation expense), and to a lesser extent, increases in marketing expenses, facilities costs, and fees paid to third party service providers.

Also contributing to the increases between the quarterly and six month periods was the impact of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen. Approximately $211,000 of the $1.2 million increase between the two quarterly periods, and $418,000 of the $1.8 million increase between the two six month periods, was the result of these foreign currency exchange rate fluctuations.

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

General and Administrative

	Three Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
General and Administrative	$4,721	$4,163	$558	13.4%

	Six Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
General and Administrative	$9,236	$7,731	$1,505	19.5%

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $558,000 increase in general and administrative expenses during the quarter ended June 30, 2008 as compared to the same period in 2007 was primarily attributable to a $513,000 increase in non-cash equity compensation expenses for our executive, finance, and administrative personnel. The $1.5 million increase in general and administrative expenses during the six months ended June 30, 2008 was primarily attributable to a $1.2 million increase in non-cash equity compensation expenses, and to a lesser extent, increased fees paid to our independent accountants and other third party service providers.

We believe that, for full year 2008, general and administrative costs will increase above 2007 levels due primarily to increased equity compensation expenses.

Interest and Other Income, Net

	Three Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Interest and Other Income, Net	$519	$1,488	$(969)	(65.1%)

	Six Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Interest and Other Income, Net	$1,178	$2,985	$(1,807)	(60.5%)

Interest and other income, net primarily reflects interest income earned by our company on cash and short-term investment balances. In addition, foreign exchange translation gains and losses related to short-term intercompany balances are also reflected in this amount.

The $969,000 and $1.8 million decreases in interest and other income, net during the quarter and six month periods ended June 30, 2008 as compared to the same periods in 2007 was primarily attributable to a $1.0 million and $1.6 million, respectively, decrease in interest income. The reduction in interest income is primarily the result of a reduction in our average invested cash balance between the periods coupled with reductions in the weighted average yield on our investment portfolio.

Also contributing to the $1.8 million decline in interest and other income, net between the two six month periods was a $231,000 increase in foreign currency translation losses. In accordance with SFAS No. 52, Foreign Currency Translation, we account for foreign currency translation gains and losses associated with our short-term intercompany balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar strengthens in value against these foreign currencies, the associated translation gains favorably impact other income. Conversely, when the U.S. dollar weakens, as it did during the first quarter of 2008, the resulting translation losses negatively impact other income.

We expect that, for full year 2008, interest and other income, net will decrease significantly from the $5.7 million reported for 2007. This expected decrease is primarily attributable to our current belief that the average yield on our investment portfolio will trend downwards as a result in the reduction of short-term interest rates. In addition, future fluctuations in the exchange rates between the United States dollar and the currencies in which we maintain our short-term intercompany balances (principally the European Euro and the British Pound Sterling) will also affect our interest and other income, net.

Interest Expense on Lease Financing Obligations

	Three Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Interest Expense on Lease Financing Obligations	$265	$308	$(43)	(14.0%)

	Six Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Interest Expense on Lease Financing Obligations	$539	$627	$(88)	(14.0%)

In December 1999 and October 2000, we entered into two separate lease agreements with a local real estate developer for the two buildings we currently occupy at our San Jose headquarters site. The terms of these leases were extended in June 2008. As discussed in Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report, we have accounted for these leases in accordance with EITF 97-10 and SFAS 98. The application of this accounting literature causes Echelon to be considered the “deemed owner” of the two buildings for accounting purposes only.

Accordingly, we initially recorded assets and corresponding financing liabilities for an amount equal to these lessor paid construction costs. As a result of the lease extension in June 2008, we adjusted the lease financing liabilities to equal the present value of the new lease payments we are obligated to make, with a corresponding increase to the net book value of the building assets. The monthly rent payments we make to our lessor under our lease agreements are recorded in our financial statements as land lease expense and principal and interest on the lease financing obligations. “Interest expense on lease financing obligations” reflects the portion of our monthly lease payments that is allocated to interest expense.

We expect that, during 2008, interest expense on lease financing obligations will increase from the amounts reported for 2007. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. As a result of the June 2008 lease extension, we will now be making payments against a new lease financing obligation balance. Accordingly, a higher percentage of the payments we make in 2008 will be allocated to interest expense and less will be allocated to principal repayment.

Provision for Income Taxes

	Three Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Provision for Income Taxes	$74	$107	$(33)	(30.8%)

	Six Months Ended June 30,		2008 over 2007 $ Change	2008 over 2007 % Change
(Dollars in thousands)	2008	2007
Provision for Income Taxes	$94	$215	$(121)	(56.3%)

The provision for income taxes for the quarters ended June 30, 2008 and 2007 was $74,000 and $107,000, respectively. The provision for income taxes for the six month periods ended June 30, 2008 and 2007 was $94,000 and $215,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of federal and state alternative minimum taxes, foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits recorded in accordance with FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

Although we expect to generate a loss before provision for income taxes in 2008, we will be required to book income tax expense to cover, at a minimum, the foreign taxes owed on income generated by our profitable foreign subsidiaries and various state minimum taxes. We currently expect our 2008 provision for income taxes will be modestly higher than the amounts provided for in 2007.

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

Lease Commitments. We lease our present corporate headquarters facility in San Jose, California, under two non-cancelable leases, each of which expires in March 2020. Upon expiration, both lease agreements provide for extensions of up to ten years. The leases of our corporate headquarters facilities are accounted for under EITF 97-10 and SFAS 98 (see Note 3 of Notes to Condensed Consolidated Financial Statements).

In addition, we lease facilities under operating leases for our sales, marketing, distribution, and product development personnel located elsewhere within the United States and in ten foreign countries throughout Europe and Asia including a land lease for accounting purposes associated with our corporate headquarters facilities in San Jose, California (see Note as referenced above). With the exception of the land lease associated with our corporate headquarters facilities, which has a term commensurate with the building leases, these operating leases expire on various dates through 2020, and in some instances are cancelable with advance notice. Lastly, we also lease certain equipment and, for some of our sales personnel, automobiles. These operating leases are generally less than five years in duration.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded under our cost of products revenue on our consolidated statements of operations, was approximately $140,000 during the quarter ended June 30, 2008, and $150,000 for the same period in 2007, and $273,000 for the six months ended June 30, 2008, and $299,000 for the same period in 2007.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of June 30, 2008, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

Legal Actions. From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of June 30, 2008, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through June 30, 2008, we raised $290.5 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

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

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. Since inception, we have repurchased a total of 216,750 shares under the program at a cost of $2.6 million. As of June 30, 2008, 2,783,250 shares were available for repurchase. The new stock repurchase program will expire in April 2011.

The following table presents selected financial information as of June 30, 2008, and for each of the last three fiscal years (dollars in thousands):

	June 30, 2008	December 31,
		2007	2006	2005
Cash, cash equivalents, and short-term investments	$105,649	$107,190	$124,157	$154,480
Trade accounts receivable, net	15,248	33,469	13,918	11,006
Working capital	120,019	126,711	129,521	154,869
Stockholders’ equity	144,304	153,211	153,663	178,551

As of June 30, 2008, we had $105.6 million in cash, cash equivalents, and short-term investments, a decrease of $1.5 million as compared to December 31, 2007. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.

Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels, adjustments for non-cash charges such as stock-based compensation, depreciation, amortization, and in-process research and development charges, as well as fluctuations in operating asset and liability balances. Net cash provided by operating activities was $4.3 million for the six months ended June 30, 2008, an increase of approximately $9.3 million from the same period in 2007. During the six months ended June 30, 2008, net cash provided by operating activities was primarily the result of stock-based compensation expenses of $7.1 million, depreciation and amortization expense of $4.3 million, a reduction in our accrued investment income of $650,000, and changes in our operating assets and liabilities of $6.5 million, partially offset by our net loss of $14.2 million. During the six months ended June 30, 2007, net cash used in operating activities was primarily a result of our net loss of $10.9 million, changes in our operating assets and liabilities of $348,000, an increase in accrued investment income of $245,000, and a reduction in our bad debt reserve balance of $57,000, partially offset by stock-based compensation expenses of $2.9 million, and depreciation and amortization expense of $3.6 million.

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $537,000 for the six months ended June 30, 2008, a $3.5 million decrease from the same period in 2007. During the six months ended June 30, 2008, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $33.1 million, partially offset by purchases of available-for-sale short-term investments of $30.5 million and capital expenditures of $2.0 million. During the six months ended June 30, 2007, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $62.2 million and changes in our other long-term assets of $43,000, partially offset by purchases of available-for-sale short-term investments of $55.1 million, and capital expenditures of $3.1 million.

Cash flows from financing activities. Cash flows from financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $3.3 million for the six months ended June 30, 2008, a $4.3 million increase over the same period in 2007. During the six months ended June 30, 2008, net cash used in financing activities was primarily the result of $2.6 million worth of open-market repurchases of our common stock under our stock repurchase program, $1.1 million in principal payments on our building lease financing obligations, and $717,000 worth of shares repurchased from employees for payment of employee taxes on vesting of share awards and upon exercise of stock options, partially offset by proceeds of $1.2 million from the exercise of stock options by our employees. During the six month period ended June 30, 2007, net cash provided by financing activities was attributable to proceeds of $3.2 million from issuance of common stock as a result of options exercised by our employees, partially offset by $842,000 of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of share awards and upon the exercise of stock options, and $1.3 million in principal payments of lease financing obligations.

We use well-regarded investment management firms to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated United States corporate obligations, United States government securities, money market funds, and to a lesser extent, foreign corporate obligations. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our board of directors.

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

Our existing cash, cash equivalents, and investment balances will likely decline during 2008 as a result of our anticipated operating losses. In addition, any weakening of current economic conditions, or changes in our planned cash outlay, could negatively affect our existing cash, cash equivalents, and investment balances. Based on our current business plan and revenue prospects, we believe that our existing cash and short-term investment balances will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed later in this discussion in the section titled “Factors That May Affect Future Results of Operations.” In the unlikely event that we would require additional financing within this period, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

RELATED PARTY TRANSACTIONS

During the quarter and six months ended June 30, 2008, and the years ended December 31, 2007, 2006, and 2005, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

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

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. As of July 31, 2008, a representative of Enel is not presently serving on our board.

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, we cooperated with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, we supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from us. Under the software enhancement agreement, we provide software enhancements to Enel for use in its Contatore Elettronico system. The development and supply agreement expires in December 2011, and the software enhancement agreement expires in December 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

For the three months ended June 30, 2008 and 2007, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.6 million and $3.8 million, respectively. For the six months ended June 30, 2008 and 2007, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $2.9 million and $5.0 million, respectively. As of June 30, 2008, and December 31, 2007, $499,000 and $3.0 million, respectively, of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

RECENTLY ISSUED ACCOUNTING STANDARDS

With the exception of the items discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K/A for the year ended December 31, 2007, that are of significance, or potential significance, to Echelon.

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

We and our partners sell our NES system to utilities. For several reasons, sales cycles with utility companies are generally extended and unpredictable. Utilities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending. In addition, in many instances, a utility may require one or more field trials of an automated meter infrastructure (AMI) system (such as one based on our NES system) before moving to a volume deployment. There is also generally an extended development and integration effort required in order to incorporate a new technology into a utility’s existing infrastructure. A number of other factors may also need to be addressed before the utility decides to engage in a full-scale deployment of our NES system, including:

•	regulatory factors that may affect the requirements of the AMI system or the timing of its deployment;

•	the time it takes for utilities to evaluate multiple competing bids, negotiate terms, and award contracts for large scale metering system deployments;

•	the deployment schedule for projects undertaken by our utility or systems integrator customers; and

•	delays in installing, operating, and evaluating the results of an AMI field trial that is based on our NES system.

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

Once a utility decides to move forward with a large-scale deployment of an AMI project that is based on our NES system, the timing of and our ability to recognize revenue on our NES system product shipments will depend on several factors. These factors, some of which may not be under our control, include shipment schedules that may be delayed or subject to modification, other contractual provisions, such as customer acceptance of all or any part of the AMI system, and our ability to manufacture and deliver quality products according to expected schedules. In addition, the complex revenue recognition rules relating to products such as our NES system may also require us to defer some or all of the revenue associated with NES product shipments until certain conditions, such as the acceptance of software deliverables, are met in a future period. As a consequence, our ability to predict the amount of NES revenues that we may expect to recognize in any given fiscal quarter is likely to be limited. As NES revenues account for an increasing percentage of our overall revenues, we and our investors may have increasing difficulty in projecting our financial results.

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

•

Increase gross margin from our NES revenues by continuing to reduce the cost of manufacturing our NES system products, while at the same time managing manufacturing cost pressures associated with commodity prices and foreign exchange fluctuations;

•	Manage the manufacturing transition to reduced-cost NES products; and

•	Manage our operating expenses to a reasonable percentage of revenues.

We cannot assure you that we will meet any or all of these objectives to the extent necessary to achieve our financial goals.

We depend on a limited number of key suppliers.

Our future success will depend significantly on our ability to timely manufacture our products cost-effectively, in sufficient volumes, and in accordance with quality standards. For most of our products requiring assembly, we rely on a limited number of contract electronic manufacturers (CEMs), principally Jabil, Flextronics, and TYCO. These CEMs procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks, including reduced control over quality, costs, delivery schedules, availability of materials, components, finished products, and manufacturing yields. In addition, CEMs can experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers.

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

We may elect to change any of these key suppliers. For example, we are currently in the process of ending our relationship with a former CEM partner, WKK Technology (“WKK”). As part of this transition, we have moved the production of products WKK built for us to alternative CEMs. We have also been required to purchase raw material and in-process inventory from WKK that WKK procured in anticipation of our production requirements. In addition, we currently have capital equipment located at WKK that must be relocated to the new CEMs in order to continue manufacturing our products there. In addition, if any of our key suppliers were to stop manufacturing our products or supplying us with our key components, it could be expensive and time consuming to find a replacement. Also, as our NES business grows, we will be required to expand our business with our key suppliers or find additional sources of supply, as we have recently done with Flextronics and Jabil. There is no guarantee that we would be able to find acceptable alternative or additional sources. Additional risks that we face if we must transition between CEMs include:

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

If we are not able to develop or enhance our products in a timely manner, our revenues will suffer.

Due to the nature of development efforts in general, we often experience delays in the introduction of new or improved products beyond our original projected shipping date for such products. Historically, when these delays have occurred, we experienced an increase in our development costs and a delay in our ability to generate revenues from these new products. We believe that similar new product introduction delays in the future, particularly with respect to the NES system, could also increase our costs and delay our revenues.

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

Competition in our markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, rapid changes in customer or regulatory requirements, and localized market requirements. In each of our markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses.

The principal competitive factors that affect the markets for our products include the following:

•	our ability to anticipate changes in customer or regulatory requirements and to develop or improve our products to meet these requirements in a timely manner;

•	the price and features of our products such as adaptability, scalability, functionality, ease of use, and the ability to integrate with other products;

•	our product reputation, quality, performance, and conformance with established industry standards;

•	our ability to meet a customer’s required delivery schedules;

•	our customer service and support;

•	warranties, indemnities, and other contractual terms; and

•	customer relationships and market awareness.

Competitors for our NES system products include the Bayard Capital group of companies, ESCO, Elster, Enel, General Electric, Iskraemeco, Itron/Actaris, Kamstrup, Sensus, and Siemens, which directly or through IT integrators such as IBM or telecommunications companies such as Telenor, offer metering systems that compete with our NES system offering.

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

We have operations located in ten countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 77.9% of our total net revenues for the quarter ended June 30, 2008, and 81.2% of our total net revenues for the same period in 2007, and 81.9% of our total net revenues for the six months ended June 30, 2008, and 86.0% for the same period in 2007. We expect that international sales will continue to constitute a significant portion of our total net revenues.

Changes in the value of currencies in which we conduct our business relative to the U.S. dollar have caused and could continue to cause fluctuations in our reported financial results. The three primary areas where we are exposed to foreign currency fluctuations are revenues, cost of goods sold, and operating expenses.

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

For our cost of goods sold, our products are generally assembled by CEMs in China. Although our transactions with these vendors have historically been denominated in U.S. dollars, in the future they may require us to pay in their local currency, or demand a U.S. dollar price adjustment or other payment to address a change in exchange rates, which would increase our cost to procure our products. This is particularly a risk in China, where any future revaluations of the Chinese currency against the U.S. dollar could result in significant cost increases. In addition, any future increase in labor costs in the markets where our products are manufactured could also result in higher costs to procure our products.

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

•

the complex revenue recognition rules relating to products such as our NES system could require us to defer some or all of the revenue associated with NES product shipments until certain conditions, such as delivery and acceptance criteria for our software and/or hardware products, are met in a future period;

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

In addition, many of our competitors are dedicated to promoting closed or proprietary systems, technologies, software and network protocols or product standards that differ from or are incompatible with ours. We also face strong competition from large trade associations that promote alternative technologies and standards for particular vertical applications or for use in specific countries. These include BACnet, DALI, and KNX in the buildings market; DeviceNet, HART, and ProfiBus in the industrial controls market; TCN in the rail transportation market; DLMS in the metering market; and Echonet, Zigbee, and Z-Wave in the home control market.

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

As of July 31, 2008, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 32.5% of our outstanding stock.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at June 30, 2008, and December 31, 2007, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at June 30, 2008, and December 31, 2007, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

In conjunction with our review of the effectiveness of our “disclosure controls and procedures” as of March 31, 2008, management identified material weaknesses in internal controls over financial reporting as follows:

•

We lacked policies and procedures for the timely review of the amortization settings within our third-party equity compensation software application; these settings ensure that the automated calculation of stock-based compensation expense uses our selected method of amortization under FAS 123R; and

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

During the quarter ended June 30, 2008, we remediated these material weaknesses by making the following changes to our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We have implemented a new control to ensure appropriate and timely review of all critical input settings within our equity compensation software application; and

•	We have designed and implemented procedures to properly account for and provide the required disclosures for our San Jose, California headquarters facility leases.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 7, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Factors That May Affect Future Results Of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This restated description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I Item 1A of our 2007 Annual Report on Form 10-K/A and in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2008, the Company’s board of directors approved a new stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the three months ended June 30, 2008, the Company repurchased 216,750 shares at a cost of $2.6 million. As of June 30, 2008, 2,783,250 shares were available for repurchase. The new stock repurchase program will expire in April 2011. The following table provides information about the repurchase of our common stock during the quarter ended June 30, 2008:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1- April 30	7,740	$14.85	—	3,000,000
May 1- May 31	224,546	$12.21	216,750	2,783,250
June 1- June 30 31	125,461	$13.69	—	2,783,250

Total	357,747	$12.78	216,750	2,783,250

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 27, 2008. At such meeting, the following directors were elected: M. Kenneth Oshman and Larry W. Sonsini. Our incumbent directors, Robyn M. Denholm, Robert J. Finocchio, Jr., Armas Clifford Markkula, Jr., Robert R. Maxfield, Richard M. Moley, and Betsy Rafael will continue to serve on the Board. Voting results for the election of the directors were as follows:

	Votes For	Votes Withheld
M. Kenneth Oshman	33,791,673	141,359
Larry W. Sonsini	31,047,933	2,885,099

The only other matter submitted to stockholder vote at the Annual Meeting was the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2008. Voting results for the KPMG LLP appointment were as follows:

Votes For	Votes Against	Abstain
33,148,058	762,270	22,704

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

10.2(k)	Form of 1997 Stock Plan Performance Share Agreement for US Based Corporate Officers

10.2(l)	Form of 1997 Stock Plan Performance Share Agreement for non-US Based Corporate Officers

10.2(m)	Form of 1997 Stock Plan Stock Appreciation Right Agreement for US based Corporate Officers

10.2(n)	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US based Corporate Officers

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: August 11, 2008	By:	/s/ Oliver R. Stanfield
Oliver R. Stanfield,
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.2(k)	Form of 1997 Stock Plan Performance Share Agreement for US Based Corporate Officers

10.2(l)	Form of 1997 Stock Plan Performance Share Agreement for non-US Based Corporate Officers

10.2(m)	Form of 1997 Stock Plan Stock Appreciation Right Agreement for US based Corporate Officers

10.2(n)	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US based Corporate Officers

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith