Form 10-Q
period 2008-09-30
ECHELON CORP
filed 2008-11-10
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☒

As of October 31, 2008, 40,442,279 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,030	$76,062
Short-term investments	14,845	31,128
Accounts receivable, net (1)	16,568	33,469
Inventories	16,956	14,012
Deferred cost of goods sold	7,123	6,656
Other current assets	5,544	2,092

Total current assets	141,066	163,419

Property and equipment, net (note 3)	40,945	30,776
Goodwill	8,448	8,548
Other long-term assets	2,001	1,964

TOTAL ASSETS	$192,460	$204,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,929	$12,945
Accrued liabilities	5,830	4,551
Current portion lease financing obligations (note 7)	1,407	2,900
Deferred revenues	14,415	16,312

Total current liabilities	29,581	36,708

LONG-TERM LIABILITIES:
Lease financing obligations, net of current portion (note 7)	25,720	13,151
Other long-term liabilities	1,660	1,637

Total long-term liabilities	27,380	14,788

STOCKHOLDERS’ EQUITY:
Common stock	436	432
Additional paid-in capital	309,916	298,556
Treasury stock	(28,130)	(19,259)
Accumulated other comprehensive income	1,094	1,718
Accumulated deficit	(147,817)	(128,236)

Total stockholders’ equity	135,499	153,211

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$192,460	$204,707

(1)	Includes related party amounts of $3,663 as of September 30, 2008 and $3,000 as of December 31, 2007. See Note 12 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Product	$28,875	$23,733	$95,008	$89,247
Service	625	980	2,244	1,431

Total revenues (2)	29,500	24,713	97,252	90,678

COST OF REVENUES:
Cost of product (1)	15,715	14,004	56,998	57,969
Cost of service (1)	592	722	1,980	1,710

Total cost of revenues	16,307	14,726	58,978	59,679

GROSS PROFIT	13,193	9,987	38,274	30,999

OPERATING EXPENSES:
Product development (1)	9,713	7,820	28,151	23,716
Sales and marketing (1)	5,653	4,884	17,820	15,279
General and administrative (1)	3,761	3,976	12,997	11,707

Total operating expenses	19,127	16,680	58,968	50,702

LOSS FROM OPERATIONS	(5,934)	(6,693)	(20,694)	(19,703)
INTEREST AND OTHER INCOME, NET	1,141	1,381	2,319	4,366
INTEREST EXPENSE ON LEASE FINANCING OBLIGATIONS	(435)	(297)	(974)	(924)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,228)	(5,609)	(19,349)	(16,261)
INCOME TAX EXPENSE	136	108	230	323

NET LOSS	$(5,364)	$(5,717)	$(19,579)	$(16,584)

NET LOSS PER SHARE:
Basic	$(0.13)	$(0.14)	$(0.48)	$(0.42)

Diluted	$(0.13)	$(0.14)	$(0.48)	$(0.42)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic	40,554	40,121	40,704	39,622

Diluted	40,554	40,121	40,704	39,622

(1) Amounts include stock-based compensation costs as follows:
Cost of product	$450	$217	$1,203	$526
Cost of service	56	18	150	45
Product development	1,754	655	4,455	1,647
Sales and marketing	750	383	2,193	1,020
General and administrative	617	489	2,735	1,450

Total	$3,627	$1,762	$10,736	$4,688

(2)

Includes related party amounts of $5,469 and $3,036 for the three months ended September 30, 2008 and 2007, respectively, and $8,384 and $8,023 for the nine months ended September 30, 2008 and 2007, respectively. See Note 12 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,579)	$(16,584)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,834	5,427
Loss on disposal of fixed assets	9	4
Increase in (reduction of) allowance for doubtful accounts	(16)	47
Reduction of accrued investment income	645	403
Stock-based compensation	10,736	4,688
Change in operating assets and liabilities:
Accounts receivable	16,931	282
Inventories	(2,923)	446
Deferred cost of goods sold	(467)	12,854
Other current assets	(3,472)	(608)
Accounts payable	(5,019)	1,953
Accrued liabilities	1,232	2,883
Deferred revenues	(1,852)	(10,510)
Deferred rent	(22)	(52)

Net cash provided by operating activities	2,037	1,233

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(45,411)	(65,545)
Proceeds from maturities and sales of available-for-sale short-term investments	61,030	104,139
Change in other long-term assets	(40)	44
Capital expenditures	(3,474)	(5,752)

Net cash provided by investing activities	12,105	32,886

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(1,451)	(1,902)
Proceeds from exercise of stock options	2,047	10,094
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(1,358)	(4,029)
Repurchase of common stock under stock repurchase program	(8,871)	—

Net cash provided by (used in) financing activities	(9,633)	4,163

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(541)	328

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,968	38,610
CASH AND CASH EQUIVALENTS:
Beginning of period	76,062	37,412

End of period	$80,030	$76,022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$482	$352

Cash paid for interest on lease financing obligations	$1,025	$914

Noncash investing and financing information – Increase in property and equipment and related lease financing obligation due to lease extension (see Note 3)	$12,526	$—

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

In most instances involving large-scale deployments, the Company’s Networked Energy Services (“NES”) System products are sold as part of multiple element arrangements, which may include electricity meters and data concentrators (collectively, the “Hardware”); NES System software, for which a royalty is charged on a per-meter basis; PCS for the NES System software; and extended warranties for the Hardware. These arrangements may require the Company to deliver Hardware over an extended period of time. In accordance with SOP 97-2, when the multiple element arrangement includes NES System software, the Company defers the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, the Company recognizes revenues for the Hardware and NES System software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. The Company has established VSOE for the PCS on the NES System software, as well as for extended warranties on its NES Hardware products, based on stated renewal rates. These revenues are recognized ratably over the associated service period, which generally commences upon the later of the delivery of all software, or the customer’s acceptance of any given Hardware shipment.

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

Recently Issued Accounting Standards

With the exception of the items discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K/A for the year ended December 31, 2007, that are of significance, or potential significance, to the Company.

In October 2008, the FASB issued FSP SFAS No. 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, to clarify the application of the provisions of SFAS No. 157, Fair Value Measurement, in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not have a material impact on the Company’s financial position, cash flows or results of operations.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company’s only financial assets or liabilities required to be measured at fair value on a recurring basis at September 30, 2008, are fixed income available-for-sale securities. The fair value of cash equivalents and short-term investments was determined using the following inputs at September 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$35,480	$35,480	$—	$—
Fixed income available-for-sale securities	54,808	—	54,808	—

Total	$90,288	$35,480	$54,808	$—

Fixed income available-for-sale securities are included in cash and cash equivalents and short-term investments in the Company’s condensed consolidated balance sheet. Of the $54.8 million of fixed income available-for-sale securities, approximately $40.0 million are classified as cash equivalents, while the remaining $14.8 million are classified as short-term investments. Cash equivalents consist of either investments with remaining maturities of three months or less at the date of purchase, or money market funds for which the carrying amount is a reasonable estimate of fair value.

As of September 30, 2008, the Company’s available-for-sale securities had contractual maturities from three to twenty-four months and an average remaining term to maturity of four months. As of September 30, 2008, the amortized cost basis, aggregate fair value, and gross unrealized holding losses by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. corporate securities:
Commercial paper	$4,981	$4,981	$—	$—
Corporate notes and bonds	4,342	4,354	21	9

	9,323	9,335	21	9
Foreign corporate notes and bonds	518	518	—	—
U.S. government and agency securities	4,978	4,992	14	—

Total investments in debt securities	$14,819	$14,845	$35	$9

3.	Property and Equipment

A summary of property and equipment, net as of September 30, 2008 and December 31, 2007 is as follows (in thousands):

	September 30, 2008	December 31, 2007
Buildings and improvements	$37,356	$40,850
Computer and other equipment	22,126	19,403
Software	4,600	4,511
Furniture and fixtures	2,778	2,666
Leasehold improvements	3,878	3,809

	70,738	71,239
Less: Accumulated depreciation and amortization	(29,793)	(40,463)

Property and equipment, net	$40,945	$30,776

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

For the three and nine months ended September 30, 2008, the Company recorded depreciation expense associated with the building assets of $504,000 and $1.8 million, respectively. For the three and nine months ended September 30, 2007, the Company recorded depreciation expense associated with the building assets of $681,000 and $2.0 million, respectively. As of September 30, 2008 and December 31, 2007, the net book value of the building assets was $23.2 million and $12.5 million, respectively.

Under the lease agreements, a portion of the total lease payments is accounted for as an operating lease of land and recorded as expense on a straight-line basis over the term of the lease. The remaining portions of the monthly lease payments are considered to be payments of principal and interest on the lease financing obligations. For the three and nine months ended September 30, 2008, land lease expense was $185,000 and $419,000, respectively, principal reductions on the lease financing obligations were $333,000 and $1.5 million, respectively, and interest expense was $435,000 and $974,000, respectively. For the three and nine months ended September 30, 2007, land lease expense was $113,000 and $338,000, respectively, principal reductions on the lease financing obligations were $650,000 and $1.9 million, respectively, and interest expense was $297,000 and $924,000, respectively.

4.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months and nine months ended September 30, 2008 and September 30, 2007 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss (Numerator):
Net loss, basic & diluted	$(5,364)	$(5,717)	$(19,579)	$(16,584)

Shares (Denominator):
Weighted average common shares outstanding	40,554	40,121	40,704	39,622

Shares used in basic computation	40,554	40,121	40,704	39,622
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—

Shares used in diluted computation	40,554	40,121	40,704	39,622

Net loss per share:
Basic	$(0.13)	$(0.14)	$(0.48)	$(0.42)

Diluted	$(0.13)	$(0.14)	$(0.48)	$(0.42)

For the three and nine months ended September 30, 2008 and 2007, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, and restricted stock units excluded from this calculation for the three and nine months ended September 30, 2008 and 2007 was 8,260,816 and 8,040,768, respectively.

5.	Stockholders’ Equity and Employee Stock Option Plans

Common Stock

In April 2008, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the three months ended September 30, 2008, the Company repurchased 533,250 shares at a cost of $6.2 million. During the nine months ended September 30, 2008, the Company repurchased 750,000 shares at a cost of $8.9 million. As of September 30, 2008, 2,250,000 shares were available for repurchase. The stock repurchase program will expire in April 2011.

Comprehensive Loss

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(5,364)	$(5,717)	$(19,579)	$(16,584)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(1,111)	406	(605)	530
Unrealized holding gain (loss) on available-for-sale securities	92	41	(18)	38

Comprehensive loss	$(6,383)	$(5,270)	$(20,202)	$(16,016)

Stock Award Activity

The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was approximately $457,000 and $1.6 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the awards.

The total fair value of performance shares vested and released during the three and nine months ended September 30, 2008 was approximately $1.8 million and $3.4 million, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Equity Compensation Expense for Share Awards with Financial- Based Performance Vesting Requirements

As of September 30, 2008, there were 188,614 nonvested share awards (with a grant date fair value of $2.0 million) that were subject to certain financial-based performance requirements that must be achieved before vesting can occur. Cumulative compensation expense of $569,000 through September 30, 2008 associated with 121,181 of these performance shares (with a grant date fair value of approximately $1.1 million) has been recognized assuming that those financial performance requirements will be achieved. If such requirements are not met, no compensation cost is recognized and any recognized compensation cost will be reversed. No compensation expense has been recognized associated with the remaining 67,433 share awards (with a grant date fair value of $898,000) as management does not currently expect the financial performance requirements for these awards will be met.

6.	Significant Customers

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and nine months ended September 30, 2008 and 2007, the Company had six customers that accounted for a majority of its revenues: EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its LONWORKS® Infrastructure products in Europe, Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers), Duke Energy Corporation (“Duke”), a US utility company that purchases NES products directly from the Company, and Telvent Energia y Medioambiente SA (“Telvent”), Limited Liability Company Engineering Center ENERGOAUDITCONTROL (“EAC”), and ES Elektrosandberg AB (“ES”), European based value added resellers of the Company’s NES products. For the three and nine months ended September 30, 2008 and 2007, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
ES	3.6%	14.0%	18.3%	12.2%
EBV	18.5%	17.6%	16.9%	14.7%
Telvent	1.0%	19.1%	10.9%	33.6%
Enel	18.2%	12.3%	8.2%	8.8%
EAC	7.2%	—%	7.7%	—%
Duke	10.2%	—%	5.6%	—%

Total	58.7%	63.0%	67.6%	69.3%

Of the percentage of sales made to EBV, approximately 0.4% for both the three and nine months ended September 30, 2008, related to sales of components we sold to EBV, which EBV in turn sold to one of Enel’s third party meter manufacturers. Elsewhere in this document, those sales are reported as Enel Project revenues. The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2008. Please refer to Note 12, Related Parties, for additional information regarding the Company’s agreements with Enel.

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

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of product revenues in our condensed statements of income, was approximately $127,000 during the three months ended September 30, 2008, and $133,000 for the same period in 2007. Royalty expense was approximately $400,000 for the nine months ended September 30, 2008, and $432,000 for the same period in 2007.

The Company will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of its products. The Company is currently unable to estimate the maximum amount of these future royalties. However, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Warranties

The Company typically sells its products with a limited warranty against defects in manufacture or performance. When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are generally provided for when the associated revenue is recognized. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company’s current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $603,000 as of September 30, 2008 and $301,000 as of December 31, 2007.

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

Taxes

The Company conducts operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company’s operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with accounting principles generally accepted in the United States of America, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and the Company believes that, as of September 30, 2008, it has adequately provided for such contingencies. However, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

Legal Actions

From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of September 30, 2008, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

8.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Purchased materials	$7,262	$4,379
Work-in-process	39	360
Finished goods	9,655	9,273

	$16,956	$14,012

9.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Accrued payroll and related costs	$2,906	$3,006
Accrued taxes	—	37
Customer deposits	1,759	932
Accrued warranty	603	301
Other accrued liabilities	562	275

	$5,830	$4,551

10.	Segment Disclosure

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2008 and December 31, 2007, long-lived assets of approximately $47.8 million and $37.7 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

The Company has three primary product lines: NES, LonWorks Infrastructure, and products and services sold to Enel. Summary revenue information by product line for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NES	$9,370	$8,624	$46,510	$42,896
LonWorks Infrastructure	14,660	13,054	42,358	39,759
Enel	5,470	3,035	8,384	8,023

Total	$29,500	$24,713	$97,252	$90,678

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary revenue information by geography for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Americas	$8,606	$4,544	$20,879	$13,795
EMEA	17,565	15,347	68,165	62,447
APJ	3,329	4,822	8,208	14,436

Total	$29,500	$24,713	$97,252	$90,678

For information regarding the Company’s major customers, please refer to Note 6, Significant Customers.

11.	Income Taxes

The provision for income taxes for the three months ended September 30, 2008 and 2007 was $136,000 and $108,000, respectively. The provision for income taxes for the nine months ended September 30, 2008 and 2007 was $230,000 and $323,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits recorded in accordance with FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

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

As of September 30, 2008 and December 31, 2007, the Company had gross unrecognized tax benefits of approximately $6.2 million and $5.8 million, respectively, of which $902,000 and $921,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The $344,000 increase in unrecognized tax benefits during the nine months ended September 30, 2008, is primarily comprised of a $107,000 increase due to the impact of foreign exchange rates on the December 31, 2007 balances and a $327,000 increase due to tax positions expected to be taken in the current year; partially offset by a $90,000 decrease due to the expiration of the statute of limitations in certain foreign jurisdictions.

The Company’s practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2008 and December 31, 2007, the Company had $280,000 and $327,000, respectively, accrued for interest and penalties. The $47,000 reduction in accrued interest and penalties during the nine months ended September 30, 2008 was primarily attributable to a $49,000 reduction due to the expiration of the statute of limitations in certain foreign jurisdictions and a $33,000 decrease due to the impact of foreign exchange rates on December 31, 2007 balances; partially offset by a $35,000 increase for interest and penalties accrued during the period. The Company estimates that the total interest and penalties related to unrecognized tax benefits will decrease by approximately $36,000 over the next twelve months.

12.	Related Parties

The law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

In August 2009, our Board of Directors approved an arrangement whereby Echelon will reimburse our Chairman and Chief Executive Officer, M. Kenneth Oshman, for 50% of the costs incurred by Mr. Oshman for his private plane or charter aircraft travel on Company business. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. Mr. Oshman from time to time uses his private plane or charter aircraft for Company business for himself and any employees that accompany him.

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

For the three months ended September 30, 2008 and 2007, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $5.5 million and $3.0 million, respectively. For the nine months ended September 30, 2008 and 2007, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $8.4 million and $8.0 million, respectively. As of September 30, 2008, and December 31, 2007, $3.7 million and $3.0 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

13.	Subsequent Event

On October 27, 2008, the Company announced to its employees its intent to offer employees a voluntary employee stock option exchange program (the “Exchange Program”), whereby eligible employees will have an opportunity to exchange some or all of their outstanding stock options or stock appreciation rights (the “Surrendered Awards”) for a predetermined number of new stock appreciation rights (the “Replacement Awards”). Non-employee members of the Company’s Board of Directors will not be eligible to participate in the Exchange Program.

The Company has not yet finalized the terms of the Exchange Program, although it is expected that: 1) the grant date for the Replacement Awards will be the last day of the Exchange Program; 2) depending on the exercise price of the Surrendered Awards, employees may receive fewer Replacement Awards; 3) the term of the Replacement Awards may be different from the term of the Surrendered Awards; and 4) the vesting for the Replacement Awards will restart on the grant date. The Company currently anticipates that the Exchange Program will be concluded during the quarter ending December 31, 2008.

Under SFAS No. 123R, Share Based Payment, to the extent that the fair value of the Replacement Awards exceeds the fair value of the Surrendered Awards at the date of completion of the Exchange Program, the incremental fair value would be recognized as additional expense over the vesting term of the Replacement Awards. The Company would also continue to amortize previously unrecognized expense related to the fair value of the Surrendered Awards at their original date of grant.

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

We have been investing in products for use by electricity utilities for use in management of electricity distribution. We began to receive modest amounts of revenue resulting from these investments in 2004, which grew to approximately $883,000 in 2005, decreased slightly to $791,000 in 2006, grew substantially to $70.6 million in 2007, and totaled $46.5 million for the first nine months of 2008. We refer to this revenue as networked energy services, or NES, revenue. We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s Contatore Elettronico electricity meter management project in Italy. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We refer to all other revenue as LONWORKS Infrastructure, or LWI, revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

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

In most instances involving large-scale deployments, our Networked Energy Services (“NES”) System products are sold as part of multiple element arrangements as that term is defined under AICPA Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended. These arrangements may include electricity meters and data concentrators (collectively, the “Hardware”); NES System software, for which a royalty is charged on a per-meter basis; post-contract customer support (“PCS”) for the NES System software; and extended warranties for the Hardware. These arrangements may require us to deliver Hardware over an extended period of time. In accordance with SOP 97-2, when the multiple element arrangement includes NES System software, we defer the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, we recognize revenues for the Hardware and NES System software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. We have established vendor specific objective evidence for the PCS on the NES System software, as well as for extended warranties on our NES Hardware products, based on stated renewal rates. These revenues are recognized ratably over the associated service period, which generally commences upon the latter of the delivery of all software, or the customer’s acceptance of any given Hardware shipment.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions worsened, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $313,000 as of September 30, 2008, and $330,000 as of December 31, 2007.

Inventory Valuation. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. In general, the evaluation for excess quantities includes analyses of historical sales levels by product and projections of future demand. Inventories on hand in excess of one year’s forecasted demand are generally deemed to be excess.

In performing the excess inventory analysis, management considers factors that are unique to each of our NES and LWI product lines. For our NES products, the analysis requires us to consider that NES customers procure specific meter types that meet their requirements. In other words, any given customer will buy a meter that is “custom” to their specifications. Accordingly, management must make significant judgments not only as to which customers will buy how many meters (and associated data concentrators), but also which meter type(s) each customer will buy. In making these judgments, management uses the best sales forecast information available at the time. However, because future sales volumes for any given customer opportunity have the potential to be significant, actual results could be materially different from original estimates. This could increase our exposure to excess inventory for which we would need to record a reserve, thereby resulting in a potentially material negative impact to our operating results.

For our LWI products, our customers generally buy from a portfolio of “off-the-shelf” or standard products. In addition, whereas for our NES customers our revenues are attributable to a relatively few customers buying substantial quantities of any given product, our LWI revenues are composed of a larger volume of smaller dollar transactions. Accordingly, while any single LWI customer’s demand for a given product may fluctuate from quarter to quarter, the fact that there are so many LWI customers buying a standard product tends to average out increases or decreases in any individual customer’s demand. This has historically resulted in a relatively stable future demand forecast for our LWI products, which management evaluates in determining its requirement for an excess inventory reserve.

In addition to providing a reserve for excess inventories, we also do not value inventories that we consider obsolete. We consider a product to be obsolete when one of several factors exists. These factors include, but are not limited to, our decision to discontinue selling an existing product, the product has been re-designed and we are unable to rework our existing inventory to update it to the new version, or our competitors introduce new products that make our products obsolete.

We adjust remaining inventory balances to approximate the lower of our cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $603,000 as of September 30, 2008, and $301,000 as of December 31, 2007.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and September 30, 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Product	97.9%	96.0%	97.7%	98.4%
Service	2.1	4.0	2.3	1.6

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	53.3	56.7	58.6	63.9
Cost of service	2.0	2.9	2.0	1.9

Total cost of revenues	55.3	59.6	60.6	65.8

Gross profit	44.7	40.4	39.4	34.2

Operating expenses:
Product development	32.9	31.6	29.0	26.2
Sales and marketing	19.2	19.8	18.3	16.8
General and administrative	12.7	16.1	13.4	12.9

Total operating expenses	64.8	67.5	60.7	55.9

Loss from operations	(20.1)	(27.1)	(21.3)	(21.7)
Interest and other income, net	3.9	5.6	2.4	4.8
Interest expense on lease financing obligations	(1.5)	(1.2)	(1.0)	(1.0)

Loss before provision for income taxes	(17.7)	(22.7)	(19.9)	(17.9)
Income tax expense	0.5	0.4	0.2	0.4

Net loss	(18.2%)	(23.1%)	(20.1%)	(18.3%)

Revenues

Total Revenues

	Three Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Total revenues	$29,500	$24,713	$4,787	19.4%

	Nine Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Total revenues	$97,252	$90,678	$6,574	7.2%

The $4.8 million increase in total revenues for the three months ended September 30, 2008 as compared to the same period in 2007 was primarily the result of a $2.4 million increase in Enel Project revenues, a $1.6 million increase in LWI revenues, and a $746,000 increase in NES revenues. The $6.6 million increase in total revenues for the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily the result of a $3.6 million increase in NES revenues, a $2.6 million increase in LWI revenues, and a $361,000 increase in Enel Project revenues.

NES revenues

	Three Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
NES revenues	$9,370	$8,624	$746	8.7%

	Nine Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
NES revenues	$46,510	$42,896	$3,614	8.4%

NES revenues generated during the three and nine month periods ended September 30, 2008 and 2007 were primarily related to large scale deployments of our NES system products.

Of the $42.9 million of NES revenue reported for the nine months ended September 30, 2007, approximately $14.4 million related to shipments of hardware products that were accepted by our customers and, in some cases paid for, in 2006. However, we could not record this revenue in 2006 since we had not yet met all of the required criteria for revenue recognition. As of September 30, 2008, approximately $8.1 million of NES revenue was deferred. This revenue will be recognized in future periods once all of the required criteria for revenue recognition have been met.

We expect that, during 2008, shipments of our NES products will remain relatively consistent with 2007 levels. Our ability to recognize revenue on these shipments depends on several factors, including, but not limited to, delivery to the customer of all of the software called for in any given agreement, the impact on delivery dates of any modifications to existing shipment schedules included in the contracts that have been awarded to us thus far, and certain contractual provisions, such as customer acceptance. In addition, the complex revenue recognition rules relating to products such as our NES system will likely require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. For example, once all other revenue recognition criteria have been met, we recognize revenues for the meters (and related NES System software royalties) and data concentrators based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. In some instances, the reasons for these deferrals may not be fully under our control, which could result in the actual timing of revenue being significantly different than we currently anticipate.

We also expect that some foreign utilities will require us to price our NES system in the respective utility’s local currency, which will expose us to foreign currency risk. For the nine months ended September 30, 2008, the portion of our NES revenues conducted in currencies other than the U.S. dollar, principally the European Euro and the Australian dollar, was about $194,000, or 0.4%. For the nine months ended September 30, 2007, the portion of our NES revenues conducted in currencies other than the U.S. dollar, principally the Australian dollar, was about $298,000, or 0.7%. In most cases, in the event of a significant contract award, we intend to hedge this foreign currency risk so long as we can secure forward currency contracts that are reasonably priced and that are consistent with the scheduled deliveries for that project. In addition, we will face foreign currency exposures from the time we submit our foreign currency denominated bid until the award of a contract by the utility (the “bid to award” term). This bid to award term can often exceed several months. If a utility awards us a contract that gives the utility the right to exercise options for additional supply in the future, we would also be exposed to foreign currency risk until such time as these options, if any, were exercised. We may decide that it is too expensive to hedge the foreign currency risks during the bid to award term or for any unexercised options. Any resulting adverse foreign currency fluctuations could significantly harm our revenues, results of operations, and financial condition.

LONWORKS Infrastructure revenues

	Three Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
LONWORKS Infrastructure revenues	$14,660	$13,054	$1,606	12.3%

	Nine Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
LONWORKS Infrastructure revenues	$42,358	$39,759	$2,599	6.5%

Our LWI revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. Both the $1.6 million increase in LWI revenue for the three months ended September 30, 2008 as compared to the same period in 2007, and the $2.6 million increase for the nine months ended September 30, 2008 as compared to the same period in 2007, was primarily due to increases in LWI revenues in the EMEA and Americas regions, slightly offset by a reduction in sales in the APJ region. Within the LWI family of products, the quarterly and nine month increases were primarily attributable to increases in our power line transceiver and i.Lon products, partially offset by a reduction in sales of our development tool and network services products.

Although worldwide economic conditions have deteriorated significantly in recent months, we currently believe our LWI revenues will grow modestly in 2008 as compared to the $52.8 million we reported in 2007. However, within any given region, revenue growth may fluctuate up or down. In addition, the expected improvement in 2008 LWI revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our LWI products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our LWI revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 5.2% for the nine months ended September 30, 2008 and 6.9% for the same period in 2007. We do not currently expect that, during the remainder of 2008, the amount of our LWI revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel Project revenues

	Three Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Enel Project revenues	$5,470	$3,036	$2,434	80.2%

	Nine Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Enel Project revenues	$8,384	$8,023	$361	4.5%

In October 2006, we entered into two new agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. The $5.5 million and $3.0 million of Enel project revenue recognized during the three months ended September 30, 2008 and 2007, respectively, and the

$8.4 million and $8.0 million of Enel project revenues recognized during the nine months ended September 30, 2008 and 2007, respectively, related primarily to shipments under the new development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. The development and supply agreement expires in December 2011, and the software enhancement agreement expires in December 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

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

EBV revenues

	Three Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
EBV revenues	$5,343	$4,340	$1,003	23.1%

	Nine Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
EBV revenues	$15,967	$13,348	$2,619	19.6%

Sales to EBV, our largest distributor and the sole independent distributor of our products in Europe, accounted for 18.1% of our total revenues for the three months ended September 30, 2008 and 17.6% of our total revenues for the comparable period in 2007; and 16.4% of our total revenues for the nine months ended September 30, 2008 and 14.7% for the comparable period in 2007. The primary factor contributing to the $1.0 million increase between the two quarters and the $2.6 million increase between the two nine month periods was an increase in sales of our control and connectivity transceiver products.

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

Product revenues

	Three Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Product revenues	$28,875	$23,733	$5,142	21.7%

	Nine Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Product revenues	$95,008	$89,247	$5,761	6.5%

The $5.1 million increase in product revenues for the three months ended September 30, 2008 as compared to the same period in 2007 was primarily the result of a $2.9 million increase in Enel project product revenues, a $1.7 million increase in LWI product revenues, and a $477,000 increase in NES product revenues. The $5.8 million increase in product revenues for the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily the result of a $2.7 million increase in NES product revenues, a $2.7 million increase in LWI product revenues, and a $303,000 increase in Enel project product revenues.

Service revenues

	Three Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Service revenues	$625	$980	$(355)	(36.2%)

	Nine Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Service revenues	$2,244	$1,431	$813	56.8%

The $355,000 decrease in service revenues during the three months ended September 30, 2008 as compared to the same period in 2007 was primarily due to a $495,000 decrease in custom software development revenues generated from the Enel project and a $130,000 decrease in LWI customer support and training revenues, partially offset by a $270,000 increase in NES support revenues. The $813,000 increase in service revenues during the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to an $898,000 increase in NES support revenues and a $58,000 increase in custom software development revenues generated from the Enel project, partially offset by a $143,000 decrease in LWI customer support and training revenues.

Gross Profit and Gross Margin

	Three Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Gross Profit	$13,193	$9,987	$3,206	32.1%
Gross Margin	44.7%	40.4%	—	4.3

	Nine Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Gross Profit	$38,274	$30,999	$7,275	23.5%
Gross Margin	39.4%	34.2%	—	5.2

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

The 4.3 and 5.2 percentage point increases in gross margin during the three and nine months ended September 30, 2008, as compared to the same periods in 2007, were due to several factors. Favorably impacting gross margins during 2008 was the impact of improved gross margins in our NES product line. During the first nine months of 2007, our NES revenues were primarily generated from sales of earlier versions of our NES products. These older versions were generally more expensive to manufacture. In late 2007, we began shipping more recent, cost reduced versions of our NES products that, when sold at approximately the same price as the earlier versions, yield higher gross margins. As our 2008 NES revenues were generated primarily from sales of these newer, cost reduced NES products, the gross margin attributable to our NES revenues improved.

Also contributing to the fluctuation in gross margins for the periods presented was the impact of fluctuating total revenue levels. As discussed above, a portion of our cost of goods sold relates to indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when revenues increase, as they did in the three and nine months ended September 30, 2008 as compared to the same periods in 2007, gross margins are favorably impacted.

Our gross margin for the three and nine months ended September 30, 2008 was negatively impacted by excess and obsolete inventory reserves we recorded during the quarter ended September 30, 2008. These additional reserves were primarily attributable to excess raw material inventory we purchased from our former contract electronic manufacturer (“CEM”), WKK (see further discussion below). As mentioned in our discussion of “Critical Accounting Estimates” above, reserves for excess and obsolete inventory are highly subjective and complex, and are based on management’s best estimate of future demand at each reporting date. To the extent actual demand differs from these estimates, additional reserves could be required in the future, which could have a material negative effect on our results of operations. For example, we have not provided an excess and obsolete inventory reserve against approximately $600,000 worth of raw material inventory used to manufacture a particular version of one of our older generation NES meters because we currently expect we will receive orders to ship those meters. If those orders do not materialize, we would be required to provide additional excess and obsolete inventory reserves against the unused portion of the $600,000 of raw material inventory.

Lastly, during the quarter ended June 30, 2008, our inventory levels increased substantially as a result of our transition between CEMs. Much of this inventory remained on our balance sheet as of September 30, 2008. As a result, the amount of indirect overhead spending that was capitalized in inventory as of September 30, 2008 was higher than what was capitalized as of September 30, 2007. This had the effect of improving gross margin as those costs would otherwise have been expensed during the respective periods. We expect our inventory levels to decrease modestly during the remainder of 2008, which will result in the reduction of capitalized overhead in inventory. When this occurs, it will cause gross margin rates to decrease.

We expect that, for the full year ending December 31, 2008, our gross margins will improve modestly from the 36.5% recorded in 2007. As previously discussed, during the first nine months of 2008, our gross margins have been favorably affected by increased sales of the more recent, cost reduced versions of our NES products and higher than normal capitalized indirect overhead balances. However, there are several other factors that have had, and we expect could continue to have, a negative impact on gross margins. Among those other factors are the transition we undertook earlier this year to move our product manufacturing from WKK Technology to alternative CEMs in Asia. As noted above, this effort has required us to purchase inventory from WKK that WKK procured in anticipation of our production requirements, and resell that inventory to the new CEMs as they require it. This process has resulted in historically high inventory levels, and has also increased our exposure to excess and obsolete inventories, for which we have provided additional reserves during the third quarter of 2008. To the extent we identify additional excess and obsolete inventories in the future, we will be required to provide a reserve against them, which will reduce our gross margins. In addition, the impact of foreign exchange rate fluctuations may also continue to affect our gross margins in the future. We currently outsource the manufacturing of most of our products requiring assembly to CEMs located in China. To the extent the dollar were to weaken against the Chinese currency, or other currencies used by our CEMs, our costs for the products they manufacture could rise, which would negatively affect our gross margins. Lastly, many of our products, particularly our NES products, contain significant amounts of certain commodities, such as copper and cobalt. Recently, prices for these commodities have been very volatile, which in turn has in some cases increased the prices we pay for the products in which they are incorporated.

Operating Expenses

Product Development

	Three Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Product Development	$9,713	$7,820	$1,893	24.2%

	Nine Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Product Development	$28,151	$23,716	$4,435	18.7%

Product development expenses consist primarily of payroll and related expenses for development personnel, fees paid to third party consultants, facility costs, equipment and supplies, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $1.9 million and $4.4 million increases in product development expenses for the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007 were primarily due to increases of $1.1 million and $2.7 million, respectively, in non-cash equity compensation expenses for our product development personnel. Also contributing to the increase between the two quarterly periods were additional cash based compensation expenses resulting from an increase in our development personnel headcount. Contributing additionally to the increase between the two nine month periods were additional cash based compensation expenses, partially offset by reductions in fees paid to third party service providers, and equipment and supplies used in the development process.

We expect that, for full year 2008, product development expenses will increase over 2007 levels. This increase will primarily be the result of increased development efforts related to our NES system products as well as increased equity and other compensation related expenses.

Sales and Marketing

	Three Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Sales and Marketing	$5,653	$4,884	$769	15.7%

	Nine Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Sales and Marketing	$17,820	$15,279	$2,541	16.6%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

The $769,000 increase in sales and marketing expenses for the three months ended September 30, 2008 as compared to the same period in 2007 was primarily due to an $820,000 increase in compensation and related expenses (including a $358,000 increase in non-cash equity compensation expense). The $2.5 million increase in sales and marketing expenses for the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to a $2.1 million increase in compensation and related expenses (including a $1.1 million increase in non-cash equity compensation expense), and to a lesser extent, increases in facilities costs and fees paid to third party service providers.

Also contributing to the increases between the three and nine month periods was the impact of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen. Approximately $110,000 of the $769,000 increase between the two quarterly periods, and $528,000 of the $2.5 million increase between the two nine month periods, was the result of these foreign currency exchange rate fluctuations.

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

General and Administrative

	Three Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
General and Administrative	$3,761	$3,976	$(215)	(5.4%)

	Nine Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
General and Administrative	$12,997	$11,707	$1,290	11.0%

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $215,000 decrease in general and administrative expenses during the three months ended September 30, 2008 as compared to the same period in 2007 was primarily attributable to a $217,000 decrease in facility costs resulting from the June 2008 lease extension for our headquarters facility in San Jose, California and a $126,000 reduction in fees paid for third party service providers, including accounting and legal fees. Partially offsetting these decreases was a $122,000 increase in travel and entertainment expenses. The $1.3 million increase in general and administrative expenses during the nine months ended September 30, 2008 was primarily attributable to a $1.3 million increase in non-cash equity compensation expenses.

We believe that, for full year 2008, general and administrative costs will increase above 2007 levels due primarily to increased equity compensation expenses.

Interest and Other Income, Net

	Three Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Interest and Other Income, Net	$1,141	$1,381	$(240)	(17.4%)

	Nine Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Interest and Other Income, Net	$2,319	$4,366	$(2,047)	(46.9%)

Interest and other income, net primarily reflects interest income earned by our company on cash and short-term investment balances. In addition, foreign exchange translation gains and losses related to short-term intercompany balances are also reflected in this amount.

The $240,000 and $2.0 million decreases in interest and other income, net during the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007 was primarily attributable to a $1.1 million and $2.7 million, respectively, decrease in interest income. The reduction in interest income is primarily the result of a reduction in our average invested cash balance between the periods coupled with reductions in the weighted average yield on our investment portfolio.

Partially offsetting the reductions in interest income for both the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007 were increases in foreign currency translation gains of $814,000 and $583,000, respectively. In accordance with SFAS No. 52, Foreign Currency Translation, we account for foreign currency translation gains and losses associated with our short-term intercompany balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, as it did during the third quarter of 2008, the resulting translation gains favorably impact other income.

We expect that, for full year 2008, interest and other income, net will decrease significantly from the $5.7 million reported for 2007. This expected decrease is primarily attributable to our current belief that the average yield on our investment portfolio will decline significantly as a result of the continued reductions in short-term interest rates. In addition, future fluctuations in the exchange rates between the United States dollar and the currencies in which we maintain our short-term intercompany balances (principally the European Euro and the British Pound Sterling) will also affect our interest and other income, net.

Interest Expense on Lease Financing Obligations

	Three Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Interest Expense on Lease Financing Obligations	$435	$297	$138	46.5%

	Nine Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Interest Expense on Lease Financing Obligations	$974	$924	$50	(5.4%)

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

We expect that, during 2008, interest expense on lease financing obligations will increase from the amounts reported for 2007. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. As a result of the June 2008 lease extension, we will now be making payments against a new lease financing obligation balance. Accordingly, a higher percentage of the post-lease extension payments we make in 2008 will be allocated to interest expense and less will be allocated to principal repayment.

Provision for Income Taxes

	Three Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Provision for Income Taxes	$136	$108	$28	25.9%

	Nine Months Ended September 30,		2008 over 2007 $	2008 over 2007%
(Dollars in thousands)	2008	2007	Change	Change
Provision for Income Taxes	$230	$323	$(93)	(28.8%)

The provision for income taxes for the three months ended September 30, 2008 and 2007 was $136,000 and $108,000, respectively. The provision for income taxes for the nine month periods ended September 30, 2008 and 2007 was $230,000 and $323,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits recorded in accordance with FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded under our cost of products revenue on our consolidated statements of operations, was approximately $127,000 during the three months ended September 30, 2008, and $133,000 for the same period in 2007, and $400,000 for the nine months ended September 30, 2008, and $432,000 for the same period in 2007.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of September 30, 2008, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

Legal Actions. From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of September 30, 2008, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through September 30, 2008, we raised $291.4 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

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

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of September 30, 2008, 2,250,000 shares were available for repurchase. The new stock repurchase program will expire in April 2011.

The following table presents selected financial information as of September 30, 2008, and for each of the last three fiscal years (dollars in thousands):

	September 30, 2008	December 31,
		2007	2006	2005
Cash, cash equivalents, and short-term investments	$94,875	$107,190	$124,157	$154,480
Trade accounts receivable, net	16,568	33,469	13,918	11,006
Working capital	111,485	126,711	129,521	154,869
Stockholders’ equity	135,499	153,211	153,663	178,551

As of September 30, 2008, we had $94.9 million in cash, cash equivalents, and short-term investments, a decrease of $12.3 million as compared to December 31, 2007. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.

Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels, adjustments for non-cash charges such as stock-based compensation, depreciation, amortization, and in-process research and development charges, as well as fluctuations in operating asset and liability balances. Net cash provided by operating activities was $2.0 million for the nine months ended September 30, 2008, an increase of approximately $804,000 from the same period in 2007. During the nine months ended September 30, 2008, net cash provided by operating activities was primarily the result of stock-based compensation expenses of $10.7 million, depreciation and amortization expense of $5.8 million, changes in our operating assets and liabilities of $4.4 million, and a reduction in our accrued investment income of $645,000; partially offset by our net loss of $19.6 million. During the nine months ended September 30, 2007, net cash provided by operating activities was primarily a result of our net loss of $16.6 million, offset by changes in our operating assets and liabilities of $7.2 million, stock-based compensation expenses of $4.7 million, depreciation and amortization expense of $5.4 million, a reduction of accrued investment income of $403,000, and an increase in our allowance for doubtful accounts of $47,000.

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $12.1 million for the nine months ended September 30, 2008, a $20.8 million decrease from the same period in 2007. During the nine months ended September 30, 2008, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $61.0 million, partially offset by purchases of available-for-sale short-term investments of $45.4 million and capital expenditures of $3.5 million. During the nine months ended September 30, 2007, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $104.1 million, and changes in our other long-term assets of $44,000; partially offset by purchases of available-for-sale short-term investments of $65.5 million, and capital expenditures of $5.8 million.

Cash flows from financing activities. Cash flows from financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $9.6 million for the nine months ended September 30, 2008, a $13.8 million increase over the same period in 2007. During the nine months ended September 30, 2008, net cash used in financing activities was primarily the result of $8.9 million worth of open-market repurchases of our common stock under our stock repurchase program, $1.5 million in principal payments on our building lease financing obligations, and $1.4 million worth of shares repurchased from employees for payment of employee taxes on vesting of share awards and upon exercise of stock options; partially offset by proceeds of $2.0 million from the exercise of stock options by our employees. During the nine months ended September 30, 2007, net cash provided by financing activities was attributable to proceeds of $10.1 million from issuance of common stock as a result of options exercised by our employees; partially offset by $4.0 million of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of share awards and upon the exercise of stock options and principal payments on lease financing obligations of $1.9 million.

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

Our existing cash, cash equivalents, and investment balances will likely decline during 2008 as a result of our anticipated operating losses. In addition, the continued weakening of current economic conditions, or changes in our planned cash outlay, could negatively affect our existing cash, cash equivalents, and investment balances. Based on our current business plan and revenue prospects, we believe that our existing cash and short-term investment balances will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed later in this discussion in the section titled “Factors That May Affect Future Results of Operations.” In the unlikely event that we would require additional financing within this period, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2008, and the years ended December 31, 2007, 2006, and 2005, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

In August 2009, our Board of Directors approved an arrangement whereby Echelon will reimburse our Chairman and Chief Executive Officer, M. Kenneth Oshman, for 50% of the costs incurred by Mr. Oshman for his private plane or charter aircraft travel on Company business. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. Mr. Oshman from time to time uses his private plane or charter aircraft for Company business for himself and any employees that accompany him.

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

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. As of October 31, 2008, a representative of Enel is not presently serving on our board.

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

For the three months ended September 30, 2008 and 2007, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $5.5 million and $3.0 million, respectively. For the nine months ended September 30, 2008 and 2007, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $8.4 million and $8.0 million, respectively. As of September 30, 2008, and December 31, 2007, $3.7 million and $3.0 million, respectively, of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

RECENTLY ISSUED ACCOUNTING STANDARDS

With the exception of the items discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K/A for the year ended December 31, 2007, that are of significance, or potential significance, to Echelon.

In October 2008, the FASB issued FSP SFAS No. 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, to clarify the application of the provisions of SFAS No. 157, Fair Value Measurements, in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not have a material impact on our financial position, cash flows or results of operations.

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

Unfavorable economic conditions may adversely affect our operating results.

A deterioration in global economic and market conditions may lead to slowdowns in expenditures for networking technology products, resulting in reduced product demand, increased price competition, and higher excess inventory levels. Recently, economic conditions in many parts of the world where we operate have been challenged by slowing growth and a contraction in the credit markets, which could have an impact on our business. For example, the inability to obtain credit could cause a utility to postpone its decision to move forward with a large scale deployment of our NES system. If the global economic climate does not improve, our business and operating results may be harmed.

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

We may elect to change any of these key suppliers. For example, we have ended our relationship with a former CEM partner, WKK Technology (“WKK”). As part of this transition, we have moved the production of products WKK built for us to alternative CEMs. We have also been required to purchase certain raw material and in-process inventory from WKK that WKK procured in anticipation of our production requirements. In addition, we currently have capital equipment located at WKK that must be relocated to the new CEMs in order to continue manufacturing our products there. In addition, if any of our key suppliers were to stop manufacturing our products or supplying us with our key components, it could be expensive and time consuming to find a replacement. Also, as our NES business grows, we will be required to expand our business with our key suppliers or find additional sources of supply, as we have recently done with Flextronics and Jabil. There is no guarantee that we would be able to find acceptable alternative or additional sources. Additional risks that we face if we must transition between CEMs include:

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

We have operations located in ten countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 70.8% of our total net revenues for the quarter ended September 30, 2008, and 81.6% of our total net revenues for the same period in 2007, and 78.5% of our total net revenues for the nine months ended September 30, 2008, and 84.8% for the same period in 2007. We expect that international sales will continue to constitute a significant portion of our total net revenues.

Changes in the value of currencies in which we conduct our business relative to the U.S. dollar have caused and could continue to cause fluctuations in our reported financial results. The three primary areas where we are exposed to foreign currency fluctuations are revenues, cost of goods sold, and operating expenses.

In general, we sell our products to foreign customers primarily in U.S. dollars. As such, fluctuations in exchange rates could have an impact on revenues. As the value of the dollar rises, our products will become more expensive to our foreign customers, which could result in their decision to postpone or cancel a planned purchase.

With respect to the relatively minimal amount of our revenues generated in foreign currencies, our historical foreign currency exposure has been related primarily to the Japanese Yen and has not been material to our consolidated results of operations. However, in the future, we expect that some foreign utilities may require us to price our NES system in the utility’s local currency, which will increase our exposure to foreign currency risk. In addition, we have agreed with EBV, our European distributor, that upon notice from EBV, we will sell our products to EBV in European Euros rather than U.S. dollars. If EBV were to exercise this right, our revenue exposure to foreign currency fluctuations would increase.

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

Our company’s success depends substantially on the performance of our executive officers and key employees. Due to the specialized technical nature of our business, we are particularly dependent on our Chief Executive Officer and our technical personnel. In May 2008, our President and Chief Operating Officer, Beatrice Yormark, passed away unexpectedly. Her duties have been assumed by our Chief Executive Officer. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations, and managerial personnel, as well as our ability to successfully implement a plan for management succession.

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

As of October 31, 2008, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 31.0% of our outstanding stock.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at September 30, 2008, and December 31, 2007, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at September 30, 2008, and December 31, 2007, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 7, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Factors That May Affect Future Results Of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This restated description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I Item 1A of our 2007 Annual Report on Form 10-K/A and in Part II Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2008, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the three months ended September 30, 2008, the Company repurchased 533,250 shares at a cost of $6.2 million. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of September 30, 2008, 2,250,000 shares were available for repurchase. The stock repurchase program will expire in April 2011. The following table provides information about the repurchase of our common stock during the quarter ended September 30, 2008:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1- July 31	2,337	$12.59	—	2,783,250
August 1- August 31	423,861	$11.48	398,713	2,384,537
September 1- September 30	162,443	$12.65	134,537	2,250,000

Total	588,641	$11.81	533,250	2,250,000

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: November 10, 2008	By:	/s/ Oliver R. Stanfield
Oliver R. Stanfield,
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith