Form 10-K
period 2008-12-31
ECHELON CORP
filed 2009-03-16
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, there were 40,749,043 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the per share closing sale price of $10.90 of such shares on the Nasdaq Global Market on June 30, 2008) was approximately $313.5 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2009, 40,505,160 shares of the registrant’s common stock, $.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2009 (Proxy Statement)	Part III

ECHELON CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

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

In the building, home, industrial, transportation, and other automation markets, we sell a suite of network infrastructure products to original equipment manufacturers (OEMs). OEMs “design in,” or embed, our products into their products and systems in order to give their products local intelligence and networking capability. We call the products that we sell to OEMs our LONWORKS® Infrastructure, or “LWI”, product line. Our LWI products include transceivers, control modules, routers, network interfaces, development tools, and software tools and toolkits. In December 2008, the protocols used in our LonWorks products and signaling used by our free topology and power line transceivers were approved as a global control standard by the International Organization for Standardization (ISO) and the International Electrotechnical Commission (IEC). Representative customers include BOC Edwards, EnerNOC, Fuji Electric, Fujitsu General, Groupe Schneider, Honeywell, Johnson Controls, NTT Data, Samsung, Schindler Elevator, Siemens, and Trane. We believe that by using our LWI products, OEMs can reduce their development time and expense and bring higher quality, more functional products to market than without our LWI products or than would be possible using alternative development approaches. Most important, we believe the resulting products can also be “energy aware” and save energy, and are also lower cost for end-users to install, maintain and operate.

For the electric utility industry we have developed an advanced metering infrastructure system that we call the Networked Energy Services (NES) system. The NES system provides a two-way information and control path between the utility and its customer, which we believe enables utilities to reduce operating costs; improve customer service; offer multiple tariff plans, including time-of-use metering and prepay metering; promote energy efficiency; better utilize distribution assets; improve grid quality and reliability; control loads and reduce peak demand; and respond more rapidly to changing customer and regulatory requirements. Our primary channel to market for the NES system is through value-added resellers (VARs). Examples of NES VARs and partners include ES Elektrosandberg AB, ES Mätteknik, EVB, Görlitz, Limited Liability Company Engineering Center ENERGOAUDITCONTROL, and Telvent. These VARs in turn add application software, project management, and other value-added services to provide utilities with complete advanced metering systems offerings. Representative end-use customers include Vattenfall and E.ON in Sweden, Nuon in the Netherlands, Limited Liability Company Engineering Center ENERGOAUDITCONTROL in Russia, and Duke Energy in the United States.

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

In quick-service restaurants, our LonWorks technology and i.LON Internet Server are used to monitor and control kitchen equipment and key building systems (including HVAC and lighting) through a single network, in an effort to manage energy use and improve efficiency. For example, the quick-serve giant McDonald’s is encouraging its kitchen equipment manufacturers to incorporate our LonWorks technology into new equipment as a way to lower operating costs and improve operations. The potential savings for quick-service restaurants is considerable since the average restaurant, operating without an effective control system, spends thousands of dollars a year in energy costs.

We view our system infrastructure and network infrastructure product lines as complementary to each other, tied together by a common theme of energy management. We believe that, while each offering has substantial value on its own, together they bring a more comprehensive and valuable solution to the end user and that, over time, our success in system infrastructure applications helps drive success in the network infrastructure applications and vice-versa. For example, we believe that utilities that adopt our NES system become better prospects for i.LON-based street lighting systems and for in-home and in-building energy management applications based on our LWI products. We believe the same synergy is present for utilities that first adopt an i.LON-based street lighting system. Likewise we believe that because our system products are built on our LWI products, the availability of home and commercial devices based on our LWI products represents an opportunity for utilities to extend the reach of energy management into homes and buildings.

Markets

We market our products and services primarily in North America, Europe, Japan, China and other selected Asia Pacific countries. Our principal target markets include the following:

Electric Utilities

We believe the worldwide electric metering industry is transitioning from stand-alone meters or limited-function automatic metering reading (AMR) systems to advanced metering infrastructure (AMI) or “smart grid” systems. These advanced systems offer two-way communication and multiple services over a common infrastructure to utilities and their customers, and provide the ability to add new functionality over time to “future proof” the system. While the timing and speed of the transition varies by geography, and even within a given geography by utility, we believe that two principal factors will drive this change: opening of energy markets to retail competition, which motivates utilities to increase service quality and flexibility while lowering their cost-to-serve; and growing concerns regarding energy availability and sustainability, which drive regulators and utilities toward time-of-use pricing, demand response, load shifting, and other programs to reduce both energy consumption and peak-load demand.

To capitalize on this opportunity, Echelon developed the NES system. With a strategy of selling the NES system through our VAR partners, we launched the NES VAR channel and shipped the first release of our NES system products for use in trials in December 2003. We, or more often our VARs or other partners, have installations that are underway or completed in Australia, Austria, Denmark, Germany, the Netherlands, Russia, Sweden, the United States, and other countries. To date, we have shipped over 1.6 million NES meters to customers around the world and, through our partners, have trials or deployments at nearly 100 utilities worldwide. We believe that the NES system serves a worldwide market opportunity arising from the need to save energy and reduce carbon emissions. In addition to announced installations, Echelon, and more often our VARs, are participating in many trial and pilot projects.

In June 2000, we began working with the Italian utility Enel to incorporate our technology into Enel’s Contatore Elettronico project. Under this project, Enel replaced its existing stand-alone electricity meters with advanced, networked electricity meters at about 27 million of its customers’ locations in Italy. We completed our scheduled deliveries under this project in 2005. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from us. Under the software enhancement agreement, we provide software enhancements to Enel for use in the Contatore Elettronico system. The development and supply agreement expires in December 2011, and the software enhancement agreement expires in December 2009, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances. Sales to Enel and its meter manufacturers accounted for 9.1% of our total revenues in 2008, 10.3% in 2007, and 12.4% in 2006.

Building Automation

Our LWI product line is used by companies worldwide in most areas of the building automation industry, including access control; automatic doors; elevators; energy management; fire/life/safety; heating, ventilation, and air conditioning (HVAC); lighting; metering; security; and automated window blinds. We believe that our products are widely accepted because they lower installed system cost, reduce ongoing life-cycle costs, and increase functionality. We also believe that an increased global interest in reducing energy consumption — both to reduce cost and minimize impact to the environment — has become a driving force behind the adoption of our LWI and i.LON Internet server products. For example, using a LONWORKS building management system to integrate and optimize HVAC, lighting, security, and other subsystems, the Crown Estate headquarters building in London was able to achieve

37% less carbon dioxide emissions than that of a comparable building and was awarded the highest rating possible by BREEAM, a U.K. assessment method that rates the environmental performance of new and existing buildings. Our OEM customers in the building automation market include Groupe Schneider, Honeywell, Johnson Controls, Philips Lighting, Schindler Elevator, Siemens, and Yamatake. Sales to Honeywell, both direct and through distribution, accounted for approximately 4.5% of our total revenues in 2008, 4.3% in 2007, and 11.0% in 2006.

Industrial Automation

Our LWI products are used in a wide range of industrial automation applications, including semiconductor fabrication plants, gas compressor stations, gasoline tank farms, oil pumping stations, water pumping stations, textile dyeing machinery, pulp and paper processing equipment, automated conveyor systems, and many other industrial environments. In such industrial installations, among other advantages, our control networks can replace complex wiring harnesses, reduce installation costs, eliminate expensive programmable logic controllers and distribute control among sensors, actuators and other devices, thereby reducing system costs, improving control and eliminating the problem of a single point of failure. For example, BOC Edwards, a leading supplier of vacuum pumping systems to the semiconductor industry, uses our products within certain vacuum pump products to replace complex wiring used to connect various motors, sensors, actuators, and displays. In addition to BOC Edwards, our OEM customers in the industrial automation market include Fuji Electric, Hitachi, and Yokagawa.

Demand Response

Echelon’s products, including the i.LON Internet Server and i.LON SmartServer, are being used by several energy management companies, including EnerNOC, Inc., to implement automated demand response solutions that help business customers manage energy use and control energy costs during peak electricity periods.

Street Lighting

We believe that the street lighting market represents a large market opportunity for our LWI and i.LON Internet server products. Through the combination of our power line smart transceiver product built into ballasts to provide local intelligence, control, and reliable networking, and our i.LON Internet server, which provides local control and remote Internet connectivity, LONWORKS based street lighting systems can reduce energy consumption and cut maintenance costs through remote diagnostics and predictive failure reporting while enhancing safety and lighting quality. For example, the City of Oslo, Norway is in the process of replacing ballasts in 55,000 streetlights with electronic ballasts that communicate over existing power lines using Echelon’s power line technology. Preliminary results have demonstrated energy reduction of over 50% and increased operating efficiencies on the order of 30%. Our OEM customers and reseller partners in the street lighting market include Device Insight, Luminext, Kongsberg Analogic, Philips Lighting Control, SELC, and Streetlight Vision.

Home Control

While the market for home automation and control is still developing, we believe that product innovations we have made to simplify the installation of such devices, coupled with a growing consumer demand for “green” products that can help devices manage and reduce and control their energy costs, has created a new opportunity in the market for networked home control products.

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

Our LWI network infrastructure products include transceivers, control modules, routers, network interfaces, development tools, and software tools and toolkits. Transceivers and control modules are products that our OEM customers use to embed networking and intelligence into their products. Sales of transceivers and control modules generated approximately 25.4% of our revenues during both 2008 and 2007, and 53.5% of our revenues during 2006. In this product area, we offer an embedded control networking platform, called Pyxos™, which is designed to be built into the sensors and actuators embedded inside a machine. Routers are used to control and partition network traffic, increasing the total throughput and speed of the system or to provide transparent support for multiple media, which makes it possible to signal between different types of media, such as twisted pair, power line, radio frequency, and optical fiber. Network interfaces are products that can be used to connect computers and controllers to a LONWORKS network. Our Mini EVK and NodeBuilder® development tools are designed to make it easy for OEMs to design our transceivers and control modules into their products and systems. Our software tools and toolkits include our LNS® network operating system, which provides a client-server platform for installing, maintaining, monitoring, and interfacing with LONWORKS networks, and the LNS based LonMaker® Integration Tool, which is built on the Microsoft Visio technical drawing package to give users a graphical, “drag and drop” environment for designing their network’s control system. In March 2009, we announced a new set of products that we collectively call LonWorks 2.0. These products include the Neuron® 5000 processor, the FT 5000 Smart Transceiver, LNS® FX network operating system, LonMaker® FX installation tool, the NodeBuilder® FX Development Tool and the Mini FX Evaluation Kit. The new and updated products offer a number of benefits to OEMs including increased performance, reduced cost, and simplified installation.

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

Our NES system is designed to provide the core networking infrastructure necessary to build and deploy an advanced metering system. It includes a family of digital electricity meters, a family of data concentrators, and the NES system software. NES electricity meters are designed to meet the needs of residential and light commercial users. Since electricity meters are measurement devices used to bill consumers, some countries require that meters be certified (or “homologated”) by a recognized authority to verify their accuracy. As of December 31, 2008, NES meters had been homologated in 17 countries and also had been homologated under the EU Measurement Instrumentation Directive (MID). As new versions of our meters are introduced, they generally must be re-homologated in a given country before they can be installed and used there. The mechanical form-factor and characteristics also vary by country. Our initial set of NES meters conformed to the IEC standards used throughout most of Europe and parts of Asia. In 2006, we added additional products that meet the BS standards used in the UK and many former British Colonies, the AS standards used in Australia, and meters that conform to the ANSI form-factor used throughout the United States and Canada. NES data concentrators are designed to reduce system cost by enabling all of the electricity on a given low voltage transformer to share a single wide area connection. Data concentrators are offered in different configurations based upon the number of meters that they are designed to manage. Data concentrators connect to the wide area network using an industry standard modem interface. They communicate using Internet standard TCP/IP, allowing our resellers and their utility customers to select a wide variety of available connectivity options including GPRS (general packet radio service), GSM (Global System for Mobile communications), PSTN (public switched telephone networks), BPL (broadband over power line), WiFi, WiMax, Fiber Optic, Ethernet and others. The NES system software is enterprise software designed to allow our customers to quickly integrate the NES system into a utility’s business processes and systems. Through the NES system software, the NES system, in effect, looks like a collection of web services and events, allowing a wide range of industry standard tools and operating environments to be used. The NES system software is designed to scale from low cost, single server implementations for small pilots, to large scale systems distributed physically and geographically across multiple servers to support millions of meters with high reliability, availability, and scalability requirements.

We also offer a variety of technical training courses covering our products and technology. These courses are designed to provide hands-on, in-depth and practical experience that can be used immediately by our customers to build products and systems based on our products. In some instances these classes are licensed to third-parties in foreign markets who present them in the local language. Additionally, we offer a variety of computer-based training courses that can be taken over the Internet. We also offer telephone, e-mail, and on-site technical support to our customers on a term contract or per-incident basis. The goal of these support services is to resolve customers’ technical problems on a timely basis, ensure that our products will be used properly, and shorten the time required for our customers to develop products that use our technology.

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

Our total expenses for product development were $37.8 million for 2008, $32.6 million for 2007, and $28.2 million for 2006. Included in these totals were stock-based compensation expenses of $6.0 million, $2.8 million, and $2.1 million, for the years ended December 31, 2008, 2007, and 2006, respectively. We anticipate that we will continue to commit substantial resources to product development in the future and, as a result, product development expenses may continue to increase over historical levels. To date, we have not capitalized any software development costs from our development efforts.

Marketing

Our marketing efforts focus on creating awareness of our brand, the products and solutions that we offer, and the capabilities and benefits that they bring. We conduct an integrated marketing program comprised of press releases, brochures, published papers, case studies, participation in industry trade shows, speaking at industry conferences, webinars, advertising, direct mail, newsletters, our global website, and the LONWORLD® industry exhibition and conference. We have also formed and actively participate in two associations directly focused on the adoption of our products, LONMARK® International and the Energy Services Network Association (ESNA), and participate in other relevant industry organizations.

Sales and Distribution

In most regions of the world we market and sell our products and services using our direct sales organization, distributors, value-added resellers, and integration partners. We rely solely on distributors in certain markets in the Asia Pacific and Latin America regions. During the three years ended December 31, 2008, we had six customers that accounted for a majority of our revenues: EBV Electronik GmbH (“EBV”), our primary distributor of our LONWORKS® Infrastructure products in Europe, Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers), Duke Energy Corporation (“Duke”), a U.S. utility company that purchases NES products directly from us, and Telvent Energia y Medioambiente SA (“Telvent”), Limited Liability Company Engineering Center ENERGOAUDITCONTROL (“EAC”), and ES Elektrosandberg AB (“ES”), European based value added resellers of our NES products. For the years ended December 31, 2008, 2007, and 2006, the percentages of our revenues attributable to sales made to these customers were as follows:

	Year Ended December 31,
	2008	2007	2006
EBV	15.3%	12.8%	27.1%
ES	14.9%	11.4%	0.1%
Duke	10.3%	—%	—%
Enel	9.1%	10.3%	12.4%
Telvent	8.9%	28.3%	—%
EAC	8.3%	7.2%	—%

Total	66.8%	70.0%	39.6%

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

Our international sales include both export sales and sales by international subsidiaries and accounted for 75.0% of our total revenues for 2008, 86.6% of our total revenues for 2007, and 65.5% of our total revenues for 2006.

Manufacturing

Our manufacturing strategy is to outsource production to third parties where it reduces our costs and to limit our internal manufacturing to such tasks as quality inspection, system integration, custom configuration, testing, and order fulfillment. We maintain manufacturing agreements with Cypress and Toshiba related to the Neuron® Chip. Toshiba has informed Echelon that it does not intend to renew its Neuron Chip agreement with Echelon when it expires in January 2010. However, Toshiba and Echelon have agreed that Toshiba will continue to accept orders for Neuron Chips from its customers through September 2011 for deliveries through December 2012. In the meantime, Echelon is working closely with Toshiba to provide a smooth migration path for Toshiba’s customers using Echelon’s new Neuron 5000 processor, which Echelon intends to purchase from Open-Silicon. We also maintain manufacturing agreements with STMicroelectronics for production of our power line transceiver, with Cypress for production of our free topology transceiver, and with Cypress, On Semiconductor, and AMI Semiconductor for the production of certain other components we sell.

For most of our products requiring assembly, we use contract electronic manufacturers including Jabil, Flextronics, and TYCO. These contract electronic manufacturers procure material and assemble, test, and inspect the final products to our specifications.

Working Capital

As of December 31, 2008, we had working capital, defined as current assets less current liabilities, of $108.8 million, which was a decrease of approximately $17.9 million compared to working capital of $126.7 million as of December 31, 2007.

As of December 31, 2008, we had cash, cash equivalents, and short-term investments of $87.3 million, which was a decrease of approximately $19.9 million compared to a balance of $107.2 million as of December 31, 2007. Cash used in operating activities in 2008 of $3.5 million was primarily the result of our net loss of $25.8 million and a net increase in our operating assets and liabilities of $242,000, all of which was partially offset by non-cash charges for stock-based compensation expenses of $14.5 million, depreciation and amortization expenses of $7.4 million, and a decrease in accrued investment income of $721,000.

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

In each of our markets, our competitors include both small companies as well as some of the largest companies in the electronics industry operating either alone or together with trade associations and partners. Our key competitors include companies such as Siemens in the building industry; Allen-Bradley (a subsidiary of Rockwell Automation), Groupe Schneider and Siemens in the industrial automation industry; Aclara, Elster, Enel, GE, IBM, Iskraemeco, Itron/Actaris, the Landis+Gyr group of companies, Siemens, and Silver Springs Networks in the utility industry; Siemens in the transportation industry; and Ember and Texas Instruments in the home control market. Key industry standard and trade group competitors include BACnet, Konnex, and DALI in the buildings industry; DeviceNet, HART, and Profibus in the industrial control market; DLMS in the utility industry; Zigbee and the ZWave alliance in the home control market; and the Train Control Network (TCN) in the rail transportation market. Each of these standards and/or alliances is backed by one or more competitors. For example, the Zigbee alliance includes over 300 member companies with promoter members such as Eaton, Ember, Freescale, Huawei Technologies, Itron, Landis+Gyr, Philips, Reliant Energy, Samsung, Schneider Electric, Siemens, STMicroelectronics, Tendril, and Texas Instruments.

Additionally, while our product implementations are proprietary to Echelon and are often protected by unique, patented implementations, LONWORKS technology is open, meaning that many of our basic control networking patents are broadly licensed without royalties or license fees. For instance, all of the network management commands required to develop software that competes with our LNS software are published. As a result, our customers are capable of developing hardware and software solutions that compete with many of our products.

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

Proprietary Rights

We own numerous patents, trademarks, and logos. As of February 28, 2009, we had received 100 United States patents, and had 7 patent applications pending. Some of these patents have also been granted in selected foreign countries. Many of the specific patents that are fundamental to LONWORKS technology have been licensed to our customers with no license fee or royalties. At present, the principal value of the remaining patents relates to our specific implementation of our products and designs.

We hold several trademarks in the United States, many of which are registered, including Echelon, LonBuilder®, LONMARK, LonTalk®, LONWORKS, Neuron, LON, LonPoint®, LonUsers®, LonMaker, 3120®, 3150®, LNS, LonManager®, Digital Home, and NodeBuilder. We have also registered some of our trademarks and logos in foreign countries.

Employees

As of February 28, 2009, we had 325 employees worldwide, of which 152 were in product development, 70 were in sales and marketing, 53 were in general and administrative, 37 were in operations, and 13 were in customer support and training. About 214 employees are located at our headquarters in California and 45 employees are located in other offices throughout the United States. Our remaining employees are located in eleven countries worldwide, with the largest concentrations in Germany, Hong Kong, the Netherlands, the United Kingdom, and Japan. None of our employees is represented by a labor union. We have not experienced any work stoppages and we believe relations with our employees are good.

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

Executive Officers of the Registrant

M. Kenneth Oshman, age 68, has been our Chairman and Chief Executive Officer since December 1988. He also served as our President from 1988 to 2001. Prior to joining Echelon, Mr. Oshman, with three associates, founded ROLM Corporation, a telecommunications equipment company, in 1969. He was Chief Executive Officer, President, and a director of ROLM from its founding until its merger with IBM in 1984. Following the merger, he became a Vice President of IBM and a member of the Corporate Management Board. He remained in that position until 1986. Prior to founding ROLM, Mr. Oshman was a member of the technical staff at Sylvania Electric Products from 1963 to 1969. In addition to his responsibilities at our company, Mr. Oshman serves as a director of Sun Microsystems. Mr. Oshman earned B.A. and B.S.E.E. degrees from Rice University and M.S. and Ph.D. degrees in Electrical Engineering from Stanford University.

Oliver R. Stanfield, age 59, has been our Executive Vice President & Chief Financial Officer since September 2001. He served as our Vice President and Chief Financial Officer from March 1989 to August 2001. Mr. Stanfield joined our company from ROLM, where he served in several positions since 1980, including: Director of Pricing; Vice President, Plans and Controls; Vice President, Business Planning; Vice President, Financial Planning and Analysis; Treasurer; and Controller, Mil Spec Division. Prior to joining ROLM, Mr. Stanfield worked for ITEL Corporation, Computer Automation and Rockwell International. Mr. Stanfield began his business career with Ford Motor Company in 1969 in various accounting positions while completing a B.S. degree in Business Administration and an M.B.A. degree from the University of Southern California.

Anders B. Axelsson, age 49, has been our Senior Vice President of Sales & Marketing since June 2003. Prior to joining our company, he was Chief Executive Officer of PowerFile, Inc. From 1999 to 2001, he was President/General Manager of Snap Appliances, Inc. Between 1992 and 1999, he worked for Measurex, which was later acquired by Honeywell, and served in several positions, including Vice President of Engineering and Marketing and President/Managing Director for Europe. Mr. Axelsson started his career with ABB in 1981 where he worked for 11 years in various sales, marketing, and engineering management positions. He holds a B.S. in Electrical Engineering from ED Technical Institute in Jonkpoing, Sweden and is a graduate of the Executive Program at the University of Michigan.

Kathleen Bloch, age 52, has been our Senior Vice President and General Counsel since February 2003. Prior to joining our company, Ms. Bloch was a partner in the law firm of Wilson Sonsini Goodrich & Rosati, P.C., where she practiced from 1996 to 2003. Prior to joining Wilson Sonsini Goodrich & Rosati, she was a partner with the San Francisco and Los Angeles offices of Sheppard Mullin Richter & Hampton. Ms. Bloch received a B.S. degree in Business Administration from the University of Southern California and her law degree from Stanford Law School.

Frederik Bruggink, age 53, has been our Senior Vice President and General Manager of our Service Provider Group since July 2002. He served as our Senior Vice President of Sales and Marketing from September 2001 to June 2002, and as our Vice President, Europe, Middle East and Africa, from April 1996 to August 2001. Mr. Bruggink joined our company in 1996 from Banyan Systems, where he was Vice President, Europe. From 1985 to 1993, Mr. Bruggink held several positions at Stratus Computer, including General Manager for Holland, Benelux, and Northern Europe. His last position at Stratus was Vice President, Northern Europe. Prior to joining Stratus, he held sales positions at Burroughs Computers. Mr. Bruggink attended the University of Leiden.

Russell Harris, age 47, joined us in September 2001 as our Senior Vice President of Operations. Prior to joining our company, he served as the Vice President of Operations for NetDynamics from 1996 until its acquisition by Sun Microsystems in 1998. From 1998 to 1999, Mr. Harris served in a management transition role for Sun Microsystems. From 1991 to 1996, Mr. Harris was the Director of Operations at Silicon Graphics, Inc. From 1985 through 1991, he held various positions at Convergent Technologies and Unisys Corporation. His last position at Unisys was as Director of IT for Worldwide Operations. Mr. Harris earned B.S. and M.S. degrees in Industrial Engineering from Stanford University.

Robert Machlin, age 51, has been our Senior Vice President of Products since August 2008. Prior to joining our company, he served as President and CEO of SkyPilot Networks, AirFlow Networks and Catena Networks (now part of Ciena). He also held executive positions at Ascend Communications (now Alcatel-Lucent), Cascade Communications (now Alcatel-Lucent), Motorola, and Honeywell Information Systems. Mr. Machlin holds a B.S. degree in mechanical engineering from Tufts University and an M.B.A from Harvard Business School.

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

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our operating results.

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. Recent turmoil in the worldwide financial markets, and the present economic slowdown and the uncertainty over its breadth, depth and duration will continue to put pressure on the global economy and have a negative effect on our business. Further, the recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets may lead to an extended economic recession in the United States or worldwide.

While we currently do not depend on access to the credit markets to finance our operations, there can be no assurance that the deterioration in financial markets will not impair our ability to obtain financing in the future, including, but not limited to, our ability to draw on funds under our existing credit facilities or our ability to incur indebtedness if that became necessary. In addition, there could be a number of follow-on effects from the credit crisis on our business, including insolvency of certain of our key customers, which could impair our distribution channels, and result in the inability of our customers to obtain credit to finance purchases of our products. Also, the recently enacted U.S. economic stimulus legistlation may also cause potential customers to delay their deployments until they can determine whether the economic incentives may become available to them under the legislation.

This uncertainty about future economic and political conditions makes it difficult for us to forecast operating results and to make decisions about future investments. If economic activity in the United States and other countries’ economies remains weak, many customers may delay, reduce, or even eliminate their purchases of networking technology products. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition, and increased exposure to excess and obsolete inventory. For example, distributors could decide to reduce inventories of our products. Also, the inability to obtain credit could cause a utility to postpone its decision to move forward with a large scale deployment of our NES system. If conditions in the global economy, U.S. economy or other key vertical or geographic markets we serve remain uncertain or weaken further, we would experience material negative impacts on our business, financial condition, results of operations, cash flow, capital resources, and liquidity.

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

In addition, shipment of NES products to a particular jurisdiction or customer is generally dependent on either obtaining regulatory approval for the NES meter or other products from a third party for the relevant jurisdiction, or satisfying the customer’s internal testing requirements, or both. This certification approval process is often referred to as homologation. Further, shipment of NES products into some jurisdictions requires our contract manufacturers to pass certain tests and meet various standards related to the production of our NES meters. Failure to receive any such approval on a timely basis or at all, or failure to maintain any such approval, would have a material adverse impact on our ability to ship our NES system products, and would therefore have an adverse affect on our results of operations and our financial condition.

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

We are exposed to credit risk and payment delinquencies on our accounts receivable, and this risk has been heightened during the current decline in economic conditions.

Almost none of our outstanding accounts receivables are covered by collateral or credit insurance. In addition, our standard terms and conditions permit payment within a specified number of days following shipment of product, or in some cases, after the customer’s acceptance of our products. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions change and worsen, certain of our customers may face liquidity concerns and may be unable to timely satisfy their payment obligations to us, which could have a material adverse effect on our financial condition and results of operations.

We depend on a limited number of key suppliers.

Our future success will depend significantly on our ability to timely manufacture our products cost-effectively, in sufficient volumes, and in accordance with quality standards. For most of our products requiring assembly, we rely on a limited number of contract electronic manufacturers (CEMs), principally Jabil and TYCO. These CEMs procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks, including reduced control over quality, costs, delivery schedules, availability of materials, components, finished products, and manufacturing yields. In addition, CEMs can experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers.

We also maintain manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products, including those used in our NES system. The Neuron Chip, which is an important component that we and our customers use in control network devices, is currently manufactured and distributed by two providers, Toshiba and Cypress Semiconductor. Toshiba has informed Echelon that it does not intend to renew its Neuron Chip agreement with Echelon when it expires in January 2010. However, Toshiba and Echelon have agreed that Toshiba will continue to accept orders for Neuron Chips from its customers through September 2011 for deliveries through December 2012. In the meantime, Echelon is working closely with Toshiba to provide a smooth migration path for Toshiba’s customers using Echelon’s new Neuron 5000 processor, which Echelon intends to purchase from Open-Silicon. Another semiconductor supplier, STMicroelectronics, manufactures our power line smart transceiver products, for which we have no alternative source. In addition, we currently purchase several key products and components from sole or limited source suppliers with which we do not maintain signed agreements that would obligate them to supply to us on negotiated terms.

We are currently reviewing the impact the ongoing worldwide financial crisis is having on our suppliers. Some of these suppliers are large, well capitalized companies, while others are smaller and more highly leveraged. In order to mitigate these risks, we may take actions such as increasing our inventory levels and/or adding additional sources of supply. Such actions may increase our costs and increase the risk of excess and obsolete inventories. Even if we undertake such actions, there can be no assurance that we will be able to prevent any disruption in the supply of goods and services we receive from these suppliers.

We may also elect to change any of these key suppliers. For example, we are currently in the process of ending our relationship with a former CEM partner, Flextronics. As part of this transition, we have moved the production of products Flextronics built for us to alternative CEMs. We have also been required to purchase certain raw material and in-process inventory from Flextronics that Flextronics procured in anticipation of our production requirements. In addition, we currently have capital equipment located at Flextronics that must be relocated to another CEM in order to continue manufacturing our products there. In addition, if any of our key suppliers were to stop manufacturing our products or supplying us with our key components, it could be expensive and time consuming to find a replacement. Also, as our NES business grows, we will be required to expand our business with our key suppliers or find additional sources of supply, as we have recently done with Jabil. There is no guarantee that we would be able to find acceptable alternative or additional sources. Additional risks that we face if we must transition between CEMs include:

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

Competitors for our NES system products include Aclara, Elster, Enel, GE, IBM, Iskraemeco, Itron/Actaris, the Landis+Gyr group of companies, Siemens, and Silver Springs Networks, which directly or through IT integrators such as IBM or telecommunications companies such as Telenor, offer metering systems that compete with our NES system offering.

For our LWI products, our competitors include some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. Key company competitors include companies such as Siemens in the building industry; Allen-Bradley (a subsidiary of Rockwell Automation), Groupe Schneider and Siemens in the industrial automation industry; Siemens in the transportation industry; and Zensys in the home control market. Key industry standard and trade group competitors include BACnet, DALI, and Konnex in the buildings industry; DeviceNet, HART, and Profibus in the industrial control market; DLMS in the utility industry; Echonet, Zigbee and the Z-Wave alliance in the home control market; and the Train Control Network (TCN) in the rail transportation market. Each of these standards and/or alliances is backed by one or more competitors. For example, the Zigbee alliance includes over 300 member companies with promoter members such as Eaton, Ember, Freescale, Huawei Technologies, Itron, Landis+Gyr, Philips, Reliant Energy, Samsung, Schneider Electric, Siemens, STMicroelectronics, Tendril, and Texas Instruments.

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

We have operations located in ten countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 75.0%, 86.6%, and 65.5% of our total net revenues for the years ended December 31, 2008, 2007, and 2006, respectively. We expect that international sales will continue to constitute a significant portion of our total net revenues.

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

The sales cycle between initial LWI customer contact and execution of a contract or license agreement with a customer or purchaser of our products, can vary widely. Initially, we must educate our customers about the potential applications of and cost savings associated with our products. If we are successful in this effort, OEMs typically conduct extensive and lengthy product evaluations before making a decision to design our products into their offerings. Once the OEM decides to incorporate our products, volume purchases of our products are generally delayed until the OEM’s product development, system integration, and product introduction periods have been completed. In addition, changes in our customer’s budgets, or the priority they assign to control network development, could also affect the sales cycle.

We generally have little or no control over these factors, any of which could prevent or substantially delay our ability to complete a transaction and could adversely affect the timing of our revenues and results of operations.

If we sell our NES system products directly to a utility, we will face additional risks.

If we sell our NES system products to a utility directly, we may be required to assume responsibility for installing the NES system in the utility’s territory, integrating the NES system into the utility’s operating and billing system, overseeing management of the combined system, and undertaking other activities. To date, we do not have any significant experience with providing these types of services. As a result, if we sell directly to a utility, it may be necessary for us to contract with third parties to satisfy these obligations. We cannot assure you that we would find appropriate third parties to provide these services on reasonable terms, or at all. Assuming responsibility for these or other services would add to the costs and risks associated with NES system installations, and could also negatively affect the timing of our revenues and cash flows related to these transactions.

Fluctuations in our operating results may cause our stock price to decline.

Our quarterly and annual results have varied significantly from period to period, and we have sometimes failed to meet securities analysts’ expectations. Moreover, we have a history of losses and cannot assure you that we will achieve sustained profitability in the future. Our future operating results will depend on many factors, many of which are outside of our control, including the following:

•	the mix of products and services that we sell may change to a less profitable mix;

•	shipment, payment schedules, and product acceptance may be delayed;

•	we may be required to modify or add to our NES product offerings to meet a utility’s requirements, which could delay delivery and/or acceptance of our products;

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

As of February 28, 2009, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 28.5% of our outstanding stock.

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

At our corporate headquarters in San Jose, California, we lease two buildings, each of which contains approximately 75,000 square feet of useable space. We moved to this location in October 2001. The leases for the two buildings were scheduled to expire in 2011 and 2013, respectively.

In June 2008, the building leases were amended resulting in an extension of the lease term for both buildings through March 2020. The extended leases require minimum lease payments through March 2020 totaling approximately $48.9 million. For accounting purposes only, we are the “deemed owner” of these buildings; see Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further explanation of the accounting treatment for these leases.

We also lease office space for some of our sales and marketing employees in China, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, South Korea, and the United Kingdom and for some of our research and development employees in Fargo, North Dakota, and Germany. The leases for these offices expire at various dates through 2018. As of December 31, 2008, the future minimum rental payments for all of our leased office space, including those for our corporate headquarters facilities, totaled approximately $49.4 million. For the year ended December 31, 2008, the aggregate rental expense for all leased office space was approximately $1.1 million.

We believe that our facilities will be adequate for at least the next 12 months. For additional information regarding our obligations under property leases, please see Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2008.

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

	Price Range
Year Ended December 31, 2008	High	Low
Fourth quarter	$10.73	$4.92
Third quarter	15.74	9.45
Second quarter	16.56	10.36
First quarter	22.49	10.84

Year Ended December 31, 2007	High	Low
Fourth quarter	$30.66	$14.70
Third quarter	32.49	14.93
Second quarter	18.75	10.50
First quarter	10.68	7.19

As of February 28, 2009, there were approximately 432 stockholders of record. Because brokers and other institutions hold many shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid dividends on our capital stock and do not currently expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

Equity Compensation Plan Summary Information

For information on our equity compensation plans, please refer to Note 4 to our accompanying consolidated financial statements.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of our fiscal year ended December 31, 2008.

Stock Price Performance Graph

The graph below compares the cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index (which is comprised of those companies in the information technology sector of the S&P 500 Index). The graph assumes that $100 was invested in our common stock on December 31, 2003 and in the S&P 500 Index and the S&P 500 Information Technology Index. Historic stock price performance is not necessarily indicative of future stock performance.

Repurchase of Equity Securities by the Company

In April 2008, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the three months ended December 31, 2008, no shares were repurchased under the repurchase program. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of December 31, 2008, 2,250,000 shares were available for repurchase. The stock repurchase program will expire in April 2011. The following table provides information about the repurchase of our common stock during the quarter ended December 31, 2008:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1- October 31	17,074	$8.13	—	2,250,000
November 1- November 30	437	$6.01	—	2,250,000
December 1- December 31	1,596	$7.09	—	2,250,000

Total	19,107	$7.99	—	2,250,000

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived from our consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Product	$131,073	$135,405	$56,515	$73,563	$108,947
Service	2,974	2,172	761	865	974

Total revenues	134,047	137,577	57,276	74,428	109,921
Cost of revenues:
Cost of product	79,984	85,035	22,039	30,928	46,059
Cost of service	2,587	2,360	1,877	2,081	1,957

Total cost of revenues	82,571	87,395	23,916	33,009	48,016

Gross profit	51,476	50,182	33,360	41,419	61,905

Operating expenses:
Product development	37,753	32,644	28,221	24,853	24,914
Sales and marketing	23,635	21,181	20,408	20,994	19,347
General and administrative	17,143	16,083	13,949	19,401	12,702

Total operating expenses	78,531	69,908	62,578	65,248	56,963

Operating income (loss)	(27,055)	(19,726)	(29,218)	(23,829)	4,942
Interest and other income, net	2,925	5,717	5,817	5,225	2,140
Interest expense on lease financing obligations	(1,404)	(1,211)	(1,379)	(1,530)	(1,666)

Income (loss) before provision for income taxes	(25,534)	(15,220)	(24,780)	(20,134)	5,416
Provision for income taxes	297	452	350	154	586

Net income (loss)	$(25,831)	$(15,672)	$(25,130)	$(20,288)	$4,830

Income (loss) per share 1:
Basic	$(0.64)	$(0.39)	$(0.64)	$(0.50)	$0.12

Diluted	$(0.64)	$(0.39)	$(0.64)	$(0.50)	$0.12

Shares used in per share calculation 1:
Basic	40,636	39,891	39,487	40,377	40,918

Diluted	40,636	39,891	39,487	40,377	41,007

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$87,316	$107,190	$124,157	$154,480	$160,364
Working capital	108,811	126,711	129,521	154,869	171,032
Total assets	185,517	204,707	211,272	213,671	244,384
Total stockholders’ equity	132,571	153,211	153,663	178,551	208,611

1	See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing basic net income (loss) per share, and diluted net income (loss) per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have been investing in products for use by electricity utilities for use in management of electricity distribution. We began to receive modest amounts of revenue resulting from these investments in 2004, which grew to approximately $883,000 in 2005, decreased slightly to $791,000 in 2006, grew substantially to $70.6 million in 2007, and decreased slightly again to $67.1 million in 2008. We refer to this revenue as networked energy services, or NES, revenue. We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s Contatore Elettronico electricity meter management project in Italy. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We refer to all other revenue as LONWORKS Infrastructure, or LWI, revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

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

We have a history of losses and although we achieved profitability in past fiscal periods, we incurred a loss for the years ended December 31, 2008, 2007, and 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1, “Significant Accounting Policies” of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our stock-based compensation, allowance for doubtful accounts, inventories, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable, and there are no post-delivery obligations. For non-distributor hardware sales, including sales to third party manufacturers, these criteria are generally met at the time of shipment. For hardware sales made to our distributor partners, these criteria are generally met at the time the distributor sells the products through to its end-use customer. For software licenses, these criteria are generally met upon shipment to the final end-user.

In most instances involving large-scale deployments, our Networked Energy Services, or NES, system products are sold as part of multiple element arrangements as that term is defined under AICPA Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended. These arrangements may include electricity meters and data concentrators (collectively, the “Hardware”); NES system software, for which a royalty is charged on a per-meter basis; post-contract customer support (“PCS”) for the NES system software; and extended warranties for the Hardware. These arrangements may require us to deliver Hardware over an extended period of time. In accordance with SOP 97-2, when the multiple element arrangement includes NES system software, we defer the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, we recognize revenues for the Hardware and NES system software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. We have established vendor specific objective evidence for the PCS on the NES system software, as well as for extended warranties on our NES Hardware products, based on stated renewal rates. These revenues are recognized ratably over the associated service period, which generally commences upon the latter of the delivery of all software, or the customer’s acceptance of any given Hardware shipment.

We account for the rights of return, price protection, rebates, and other sales incentives offered to distributors of our products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense ratably over the requisite service period, which is the vesting period.

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

For options and SARs granted prior to January 1, 2008, the expected term has been calculated using the simplified method as permitted under the Securities and Exchange Commission Staff Accounting Bulletin No. 107. Under the simplified method, the expected term is calculated by taking the average of the vesting term and the contractual term of the option. For options and SARs granted subsequent to December 31, 2007, the expected term has been calculated by applying a Monte Carlo simulation model that incorporates Echelon’s historical data on post-vest exercise activity and employee termination behavior. The expected volatility is based on both the historical volatility of the our common stock over the most recent period commensurate with the expected life of the option as well as on implied volatility calculated from the market traded options on our company’s stock. We base the risk-free interest rate that we use in the BSM option-pricing model on U.S. Treasury issues in effect at the time of option grant that have remaining terms similar to the expected term of the option. We have never paid cash dividends on our common stock, and do not anticipate paying cash dividends in the foreseeable future. Therefore, we use an expected dividend yield of zero in the BSM option-pricing model.

SFAS 123R also requires us to record compensation expense for stock-based compensation net of estimated forfeitures, and to revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized using the accelerated multiple option method over their requisite service period, which is generally the vesting period.

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

In December 2008, the Company completed a stock option exchange program (the “Exchange Program”) whereby eligible employees were given an opportunity to exchange some or all of their outstanding stock options and stock appreciation rights (“SARs”), collectively the “Surrendered Awards”, for a predetermined number of new SARs. Under the Exchange Program, participating eligible employees would receive one new SAR for each exchanged option with an exercise price less than $12.00 per share. For exchanged options with an exercise price equal to or greater than $12.00 per share, participants would receive between 0.33 and 0.67 new SAR for each option exchanged, depending on the exercise price of the exchanged option. The Exchange Offer resulted in incremental stock-based compensation expense of approximately $2.3 million. In determining the amount of incremental compensation expense associated with the Exchange Program, significant judgement was required to determine the fair value of the Surrendered Awards on the cancellation date, including the estimated remaining life of those awards. The Company has elected to combine both the incremental value and the unamortized original grant date fair value of the Surrendered Awards, the total of which will be recognized as compensation expense over the vesting term of the new SARs. The Company’s board of directors and Compensation Committee approved the Exchange Program to restore the retention and incentive benefits of the Company’s equity awards. Non-employee members of the Company’s board of directors were not eligible to participate in the Exchange Program.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions continue to worsen, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $323,000 as of December 31, 2008, and $330,000 as of December 31, 2007.

Inventory Valuation. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. In general, the evaluation for excess quantities includes analyses of historical sales levels by product and projections of future demand. Inventories on hand in excess of one year’s forecasted demand are generally deemed to be excess.

In performing the excess inventory analysis, management considers factors that are unique to each of our NES and LWI product lines. For our NES products, the analysis requires us to consider that NES customers procure specific meter types that meet their requirements. In other words, any given customer may require a meter that is “custom” to their specifications. Accordingly, management must make significant judgments not only as to which customers will buy how many meters (and associated data concentrators), but also which meter type(s) each customer will buy. In making these judgments, management uses the best sales forecast information available at the time. However, because future sales volumes for any given customer opportunity have the potential to be significant, actual results could be materially different from original estimates. This could increase our exposure to excess inventory for which we would need to record a reserve, thereby resulting in a potentially material negative impact to our operating results.

For our LWI products, our customers generally buy from a portfolio of “off-the-shelf” or standard products. In addition, whereas for our NES customers our revenues are attributable to a relatively few customers buying substantial quantities of any given product, our LWI revenues are composed of a larger volume of smaller dollar transactions. Accordingly, while any single LWI customer’s demand for a given product may fluctuate from quarter to quarter, the fact that there are so many LWI customers buying a standard product tends to average out increases or decreases in any individual customer’s demand. This has historically resulted in a relatively stable future demand forecast for our LWI products, which, absent outside forces such as worsening general economic conditions, management evaluates in determining its requirement for an excess inventory reserve.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $849,000 as of December 31, 2008, and $301,000 as of December 31, 2007.

Results of Operations

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31,
	2008	2007	2006
Revenues:
Product	97.8%	98.4%	98.7%
Service	2.2	1.6	1.3

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product	59.7	61.8	38.5
Cost of service	1.9	1.7	3.3

Total cost of revenues	61.6	63.5	41.8

Gross profit	38.4	36.5	58.2

Operating expenses:
Product development	28.2	23.7	49.3
Sales and marketing	17.6	15.4	35.6
General and administrative	12.8	11.7	24.4

Total operating expenses	58.6	50.8	109.3

Loss from operations	(20.2)	(14.3)	(51.1)
Interest and other income, net	2.2	4.1	10.1
Interest expense on lease financing obligations	(1.1)	(0.9)	(2.3)

Loss before provision for income taxes	(19.1)	(11.1)	(43.3)
Provision for income taxes	0.2	0.3	0.6

Net loss	(19.3)%	(11.4)%	(43.9)%

Revenues

Total revenues

	Year Ended December 31,			2008 over 2007 $ Change	2007 over 2006 $ Change	2008 over 2007 % Change	2007 over 2006 % Change
(Dollars in thousands)	2008	2007	2006
Total revenues	$134,047	$137,577	$57,276	($3,530)	$80,301	(2.6%)	140.2%

The $3.5 million decrease in total revenues in 2008 as compared to 2007 was primarily attributable to a $3.4 million decrease in NES revenues and a $1.3 million decrease in Enel Project revenues, partially offset by a $1.2 million increase in LONWORKS Infrastructure revenues. The $80.3 million increase in total revenues in 2007 as compared to 2006 was primarily attributable to a $69.8 million increase in NES revenues, a $7.1 million increase in Enel Project revenues, and a $3.5 million increase in LONWORKS Infrastructure revenues.

NES revenues

	Year Ended December 31,			2008 over 2007 $ Change	2007 over 2006 $ Change	2008 over 2007 % Change	2007 over 2006 % Change
(Dollars in thousands)	2008	2007	2006
NES Revenues	$67,118	$70,558	$791	($3,440)	$69,767	(4.9%)	8,820.1%

During 2008 and 2007, NES revenues were generated primarily from large scale deployments of our NES system products, whereas in 2006, NES revenues were generated primarily from the completion of system trials and, to a lesser extent, from limited shipments of NES products.

2007 NES revenues of $70.6 million included $14.4 million of shipments of hardware products that were accepted by our customers and in some cases paid for, in 2006. However, we could not record this revenue in 2006 since we had not yet met all of the required criteria for revenue recognition.

Our ability to recognize revenue on shipments of our NES products depends on several factors, including, but not limited to, delivery to the customer of all of the software called for in any given agreement, the impact on delivery dates of any modifications to existing shipment schedules included in the contracts that have been awarded to us thus far, and certain contractual provisions, such as customer acceptance. In addition, the complex revenue recognition rules relating to products such as our NES system will likely require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. For example, once all other revenue recognition criteria have been met, we recognize revenues for the meters (and related NES system software royalties) and data concentrators based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. In some instances, the reasons for these deferrals may not be fully under our control, which could result in the actual timing of revenue being significantly different than we currently anticipate.

We also expect that some foreign utilities will require us to price our NES system in the respective utility’s local currency, which will expose us to foreign currency risk. During 2008, the portion of our NES revenue transactions conducted in currencies other than the U.S. dollar, principally the European Euro and the Australian dollar, was about $205,000, or 0.3%. During 2007, the portion of our NES revenue transactions conducted in currencies other than the U.S. dollar, principally the European Euro and the Australian dollar, was about $3.9 million, or 5.6%. NES revenue transactions conducted in foreign currencies during 2006 were immaterial. To date, we have not hedged any of these foreign currency risks. In most cases, in the event of a significant contract award, we intend to hedge this foreign currency risk so long as we can secure forward currency contracts that are reasonably priced and that are consistent with the scheduled deliveries for that project. In addition, we will face foreign currency exposures from the time we submit our foreign currency denominated bid until the award of a contract by the utility (the “bid to award” term). This bid to award term can often exceed several months. If a utility awards us a contract that gives the utility the right to exercise options for additional supply in the future, we would also be exposed to foreign currency risk until such time as these options, if any, were exercised. We may decide that it is too expensive to hedge the foreign currency risks during the bid to award term or for any unexercised options. Any resulting adverse foreign currency fluctuations could significantly harm our revenues, results of operations, and financial condition.

LWI revenues

	Year Ended December 31,			2008 over 2007 $ Change	2007 over 2006 $ Change	2008 over 2007 % Change	2007 over 2006 % Change
(Dollars in thousands)	2008	2007	2006
LWI Revenues	$54,040	$52,840	$49,382	$1,200	$3,458	2.3%	7.0%

Our LWI revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings.

The $1.2 million increase in LWI revenues in 2008 as compared to 2007 was primarily due to increases in revenues in the EMEA and Americas regions, partially offset by a reduction in sales in the APJ region. Within the LWI family of products, the increase was attributable to increases in our power line transceiver and i.Lon products, partially offset by a reduction in sales of our network services and development tools products.

The $3.5 million increase in LWI revenues in 2007 as compared to 2006 was primarily attributable to the one-time effect of revisions we made in 2006 to our revenue recognition methodology for sales made to our distributor partners. During the first quarter of 2006, we modified our revenue recognition method for sales made to our European distributor, EBV (see EBV revenue discussion below). Under the revised method, revenue on sales made to EBV is deferred until EBV sells the products through to its end use customers. During the second quarter of 2006, we completed a similar revision to our revenue recognition methodology for sales made to our Asian distributor partners. This revision was necessary as, during the quarter, we modified our agreements with our Asian distributor partners. These contractual modifications, which allow the distributors to return certain of their excess inventory, were made to address changing business conditions in our Asian markets and to expand our customer base there. The revenue recognition methodology revisions for EBV and our Asian distributors resulted in one-time reductions in revenue of approximately $2.9 million and $1.0 million during the first and second quarters of 2006, respectively. Excluding the impact of these revenue recognition revisions, LWI revenues decreased by approximately $442,000, or 0.9%, during 2007 as compared to 2006.

Our future LWI revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our LWI products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our LWI revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 5.9% in 2008, 6.8% in 2007, and 6.3% in 2006. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during the first quarter of 2009, the amount of our LWI revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel Project revenues

	Year Ended December 31,			2008 over 2007 $ Change	2007 over 2006 $ Change	2008 over 2007 % Change	2007 over 2006 % Change
(Dollars in thousands)	2008	2007	2006
Enel Project Revenues	$12,889	$14,180	$7,103	($1,291)	$7,077	(9.1%)	99.6%

In October 2006, we entered into two new agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. There were no revenues from either of these new agreements during 2006. Both the $12.9 million and the $14.2 million of Enel project revenue recognized during 2008 and 2007, respectively, related primarily to shipments under the new development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. The development and supply agreement expires in December 2011, and the software enhancement agreement expires in December 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

The $7.1 million in Enel Project revenues in 2006 was composed of spare parts for use in Enel’s Contatore Elettronico system.

We sell our products to Enel and its designated manufacturers in United States dollars. Therefore, the associated revenues are not subject to foreign currency risks.

EBV revenues

	Year Ended December 31,			2008 over 2007 $ Change	2007 over 2006 $ Change	2008 over 2007 % Change	2007 over 2006 % Change
(Dollars in thousands)	2008	2007	2006
EBV Revenues	$19,787	$17,564	$15,511	$2,223	$2,053	12.7%	13.2%

Sales to EBV, our largest distributor and the sole independent distributor of our LONWORKS Infrastructure products in Europe, accounted for 14.8% of our total revenues in 2008, 12.8% in 2007, and 27.1% in 2006. The primary factor contributing to the $2.2 million increase during 2008 as compared to 2007 was an increase in sales of our control and connectivity transceiver products.

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

Our contract with EBV, which has been in effect since 1997 and to date has been renewed annually thereafter, expires in December 2009. If our agreement with EBV is not renewed, or is renewed on terms that are less favorable to us, our revenues could decrease and our results of operations could be harmed.

Product revenues

	Year Ended December 31,			2008 over 2007 $ Change	2007 over 2006 $ Change	2008 over 2007 % Change	2007 over 2006 % Change
(Dollars in thousands)	2008	2007	2006
Product Revenues	$131,073	$135,405	$56,515	($4,332)	$78,890	(3.2%)	139.6%

The $4.3 million decrease in product revenues between 2008 and 2007 was primarily attributable to a $4.5 million decrease in NES product revenues and a $1.3 million decrease in Enel Project product revenues, partially offset by a $1.5 million increase in LonWorks Infrastructure product revenues. The $78.9 million increase in product revenues between 2007 and 2006 was primarily attributable to a $69.2 million increase in NES product revenues, a $6.3 million increase in Enel Project product revenues, and a $3.4 million increase in LonWorks Infrastructure product revenues.

Service revenues

	Year Ended December 31,			2008 over 2007 $ Change	2007 over 2006 $ Change	2008 over 2007 % Change	2007 over 2006 % Change
(Dollars in thousands)	2008	2007	2006
Service Revenues	$2,974	$2,172	$761	$802	$1,411	36.9%	185.4%

The $802,000 increase in service revenues during 2008 as compared to 2007 was primarily attributable to a $1.1 million increase in NES support revenues, partially offset by a $262,000 decrease in LWI training and customer support revenues. The $1.4 million increase in service revenues during 2007 as compared to 2006 was primarily due to approximately $732,000 of custom software development revenues generated from the Enel Project, and, to a lesser extent, an increase in NES support revenues of approximately $623,000.

Gross Profit and Gross Margin

	Year Ended December 31,			2008 over 2007 $ Change	2007 over 2006 $ Change	2008 over 2007 % Change	2007 over 2006 % Change
(Dollars in thousands)	2008	2007	2006
Gross Profit	$51,476	$50,182	$33,360	$1,294	$16,822	2.6%	50.4%
Gross Margin	38.4%	36.5%	58.2%	—	—	1.9	(21.7)

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

2008 gross margins of 38.4% improved slightly as compared to those generated in 2007. Favorably impacting gross margins during 2008 was the impact of improved gross margins in our NES product line. During 2007, our NES revenues were primarily generated from sales of earlier versions of our NES products. These older versions were generally more expensive to manufacture. In late 2007, we began shipping newer, cost reduced versions of our NES products that, when sold at approximately the same price as the earlier versions, yield higher gross margins. As our 2008 NES revenues were generated primarily from sales of these newer, cost reduced NES products, the gross margin attributable to our NES revenues improved.

Partially offsetting the gross margin improvements in our NES products during 2008 was the negative impact of excess and obsolete inventory reserves, warranty expenses, and purchase price variances we recorded during the year, which collectively had the effect of reducing full year gross margins by approximately 3%. The largest contributor to these additional expenses were the excess and obsolete reserves we recorded, which were primarily attributable to excess raw material inventory we purchased from our former contract electronic manufacturer (“CEM”), WKK (see further discussion below). As mentioned in our discussion of “Critical Accounting Estimates” above, reserves for excess and obsolete inventory are highly subjective and complex, and are based on management’s best estimate of future demand at each reporting date. To the extent actual demand differs from these estimates, additional reserves could be required in the future, which could have a material negative effect on our results of operations.

Lastly, during 2008, our inventory levels increased substantially as a result of our transition between CEMs. Much of this inventory remained on our balance sheet as of December 31, 2008. As a result, the amount of indirect overhead spending that was capitalized in inventory as of December 31, 2008 was higher than what was capitalized as of December 31, 2007. This had the effect of improving gross margin during 2008 by approximately 1%, as those costs would otherwise have been expensed during the respective periods. We expect that, over time, our inventory levels will decrease to more historical levels, which will result in the reduction of capitalized overhead in inventory. When this occurs, it will cause gross margin rates to decrease.

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

Operating Expenses

Product development

	Year Ended December 31,			2008 over 2007 $ Change	2007 over 2006 $ Change	2008 over 2007 % Change	2007 over 2006 % Change
(Dollars in thousands)	2008	2007	2006
Product Development	$37,753	$32,644	$28,221	$5,109	$4,423	15.7%	15.7%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, equipment and supplies, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $5.1 million increase in product development expenses during 2008 as compared to 2007 was primarily due to a $6.2 million increase in compensation and other employee related expenses attributable to an increase in our product development personnel headcount, including a $3.1 million increase in stock-based compensation expenses. Partially offsetting these increases were decreases in equipment and supply expenses and recruiting and other fees paid to third-party service providers.

The $4.4 million increase in product development expenses during 2007 as compared to 2006 was primarily due to a $3.1 million increase in compensation and other employee related expenses attributable to an increase in our product development personnel headcount and increased stock-based compensation expenses. To a lesser extent, increases in fees paid to third party service providers, equipment and supply expenses, and facility costs also contributed to the year-over-year increase.

Sales and marketing

	Year Ended December 31,			2008 over 2007 $ Change	2007 over 2006 $ Change	2008 over 2007 % Change	2007 over 2006 % Change
(Dollars in thousands)	2008	2007	2006
Sales and Marketing	$23,635	$21,181	$20,408	$2,454	$773	11.6%	3.8%

Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.

The $2.5 million increase in sales and marketing expenses in 2008 as compared to 2007 was primarily due to a $2.1 million increase in compensation and other employee related expenses, including a $1.3 million increase in stock-based compensation expenses. Also contributing to the year-over-year increase was approximately $370,000 of unfavorable foreign currency exchange rate fluctuations between the United States dollar and the local currencies in several of the foreign countries in which we operate.

Of the $773,000 increase in sales and marketing expenses in 2007 as compared to 2006, approximately $460,000 was attributable to the unfavorable impact of foreign currency exchange rate fluctuations. Excluding the impact of these exchange rate fluctuations, sales and marketing expenses increased by approximately $313,000, or 1.5%, between the two years.

General and administrative

	Year Ended December 31,			2008 over 2007 $ Change	2007 over 2006 $ Change	2008 over 2007 % Change	2007 over 2006 % Change
(Dollars in thousands)	2008	2007	2006
General and Administrative	$17,143	$16,083	$13,949	$1,060	$2,134	6.6%	15.3%

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting, and administrative personnel, professional fees for legal and accounting services rendered to our company, facility costs, insurance, and other general corporate expenses.

The $1.1 million increase in general and administrative expenses in 2008 as compared to 2007 was primarily due to a $1.3 million increase in stock-based compensation expenses. Excluding the impact of this increase, general and administrative expenses decreased by approximately $238,000, or 1.5% between the two years.

Of the $2.1 million increase in general and administrative expenses during 2007 as compared to 2006, approximately $842,000 related to an increase in stock-based compensation expenses. The remaining $1.3 million increase between the two periods was primarily attributable to increases in other compensation related expenses for our executive, accounting, and administrative personnel, and to a lesser extent, increases in cash compensation paid to our Board of Directors, fees paid to our independent accountants, and costs associated with other third party service providers.

Interest and Other Income, Net

	Year Ended December 31,			2008 over 2007 $ Change	2007 over 2006 $ Change	2008 over 2007 % Change	2007 over 2006 % Change
(Dollars in thousands)	2008	2007	2006
Interest and Other Income, Net	$2,925	$5,717	$5,817	($2,792)	($100)	(48.8%)	(1.7%)

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

During 2008, interest and other income, net decreased by approximately $2.8 million as compared to 2007. This decrease was primarily due to a $3.9 million decrease in interest income. The reduction in interest income is primarily the result of a reduction in our average invested cash balance between the periods coupled with reductions in the weighted average yield on our investment portfolio.

Partially offsetting the reduction in interest income during 2008 was a $1.1 million increase in foreign currency translation gains. In accordance with SFAS No. 52, Foreign Currency Translation, we account for foreign currency translation gains and losses associated with our short-term intercompany balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, as it did during 2008, the resulting translation gains favorably impact other income.

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

Interest Expense on Lease Financing Obligations

	Year Ended December 31,			2008 over 2007 $ Change	2007 over 2006 $ Change	2008 over 2007 % Change	2007 over 2006 % Change
(Dollars in thousands)	2008	2007	2006
Interest Expense on Lease Financing Obligations	$1,404	$1,211	$1,379	$193	($168)	15.9%	(12.2%)

In December 1999 and October 2000, we entered into two separate lease agreements with a local real estate developer for the two buildings we currently occupy at our San Jose headquarters site. As discussed in Note 3 of Notes to Consolidated Financial Statements in Item 15 of this Report, we have accounted for these leases in accordance with EITF 97-10 and SFAS 98. The application of this accounting literature causes Echelon to be considered the “deemed owner” of the two buildings for accounting purposes only.

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

In June 2008, the building leases were amended resulting in an extension of the lease term for both buildings through March 2020. The extended leases require minimum lease payments through March 2020 totaling approximately $48.9 million. As a result of the lease extension, our company increased the carrying amount of its lease financing obligations by approximately $12.5 million to approximately $27.6 million (an amount equal to the present value of the revised lease payments at the date of the lease extension). This had the effect of increasing the amount of our monthly attributable to interest expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, we currently expect a higher proportion of the payments we make in 2009 will be allocated to principal repayment and less will be allocated to interest expense.

Provision for Income Taxes

	Year Ended December 31,			2008 over 2007 $ Change	2007 over 2006 $ Change	2008 over 2007 % Change	2007 over 2006 % Change
(Dollars in thousands)	2008	2007	2006
Provision for Income Taxes	$297	$452	$350	($155)	$102	(34.3%)	29.1%

The provision for income taxes for 2008, 2007, and 2006 includes a provision for state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and our valuation allowance on our deferred tax assets. Income taxes of $297,000 in 2008, $452,000 in 2007, and $350,000 in 2006 consist primarily of taxes related to profitable foreign subsidiaries and various state minimum taxes.

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

Lease Commitments. In December 1999, we entered into a lease agreement with a real estate developer for our existing corporate headquarters in San Jose, California. In October 2000, we entered into a second lease agreement with the same real estate developer for an additional building at our headquarters site. These leases were scheduled to expire in 2011 and 2013, respectively.

Effective June 2008, the building leases were amended resulting in an extension of the lease term for both buildings through March 2020. The extended leases require minimum lease payments through March 2020 totaling approximately $48.9 million. Both leases permit us to exercise an option to extend the respective lease for two sequential five-year terms. In addition, the amended leases eliminated our requirement to provide the landlord with security deposits totaling $6.2 million, which we had previously satisfied by causing to have issued standby letters of credit (“LOCs”). As of June 30, 2008, the previously issued LOCs had been returned to the bank that issued them and were cancelled. The leases of our corporate headquarters facilities are accounted for under EITF 97-10 and SFAS 98 (see Note 3 of Notes to Consolidated Financial Statements in Item 8 of this Report).

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our consolidated statements of income, was approximately $513,000 during 2008, $573,000 during 2007, and $493,000 during 2006.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of December 31, 2008, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

Legal Actions. From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of December 31, 2008, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

As of December 31, 2008, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Lease financing obligations	$37,998	$3,097	$6,309	$6,468	$22,124
Operating leases	11,663	1,838	2,885	1,885	5,055
Purchase commitments	17,877	17,871	6	—	—

Total	$67,538	$22,806	$9,200	$8,353	$27,179

The amounts in the table above exclude $1.3 million of income tax liabilities and related interest and penalties under FIN 48 as we are unable to reasonably estimate the timing of settlement. See Note 9, “Income Taxes” of Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through December 31, 2008, we raised $291.4 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

In March and August 2004, March 2006, and February 2007, our board of directors approved a stock repurchase program, which authorized us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. Since inception, we repurchased a total of 2,204,184 shares under the program at a cost of $16.1 million. The stock repurchase program expired in March 2008.

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of December 31, 2008, 2,250,000 shares were available for repurchase. The new stock repurchase program will expire in April 2011.

The following table presents selected financial information for each of the last three fiscal years (dollars in thousands):

	As of December 31,
	2008	2007	2006
Cash, cash equivalents, and short-term investments	$87,316	$107,190	$124,157
Trade accounts receivable, net	23,480	33,469	13,918
Working capital	108,811	126,711	129,521
Stockholder’s equity	132,571	153,211	153,663

As of December 31, 2008, we had $87.3 million in cash, cash equivalents, and short-term investments, a decrease of $19.9 million as compared to December 31, 2007. Historically, our primary source of cash, other than stock sales and exercises of stock options and warrants as discussed above, has been receipts from revenue. Our primary uses of cash have been cost of revenues, compensation related payments and other operating expenses, acquisitions, capital expenditures, and purchases under our stock repurchase programs.

Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income levels, adjustments for non-cash charges such as stock-based compensation expenses, depreciation, and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $3.5 million in 2008, a $9.6 million decrease from 2007. During 2008, net cash used in operating activities was primarily the result of our net loss of $25.8 million and a net increase in our operating assets and liabilities of $242,000, all of which was partially offset by non-cash charges for stock-based compensation expenses of $14.5 million, depreciation and amortization expenses of $7.4 million, and a decrease in accrued investment income of $721,000. During 2007, net cash used in operating activities was primarily the result of our net loss of $15.7 million and changes in our operating assets and liabilities of $13.2 million; partially offset by stock-based compensation charges of $7.8 million, depreciation and amortization of $7.4 million, and a decrease in accrued investment income of $436,000. Cash used in operating activities in 2006 of $18.4 million was primarily the result of our net loss of $25.1 million; changes in our operating assets and liabilities of $5.3 million; and an increase in accrued investment income of $446,000; partially offset by stock-based compensation charges of $5.5 million and depreciation and amortization of $7.1 million.

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used in investing activities was $23.8 million for 2008, a $71.0 million increase over 2007. Net cash used in investing activities in 2008 was primarily the result of net purchases of available-for-sale short-term investments and by capital expenditures of $4.6 million. Net cash provided by investing activities in 2007 was primarily the result of proceeds from maturities and sales of our available-for-sale short-term investments; partially offset by capital expenditures of $8.1 million. During 2006, net cash provided by investing activities of $4.8 million was primarily the result of proceeds from maturities and sales of our available-for-sale short-term investments; partially offset by capital expenditures of $4.7 million.

Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase program and principal payments under our lease financing obligations. Net cash used in financing activities was $10.1 million for 2008, a $14.2 million increase over 2007. Net cash used in financing activities in 2008 was primarily attributable to $8.9 million of open-market repurchases of our common stock under our stock repurchase program, $1.8 million of principal payments on our lease financing obligations, and $1.6 million of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of performance shares and upon the exercise of options; partially offset by proceeds of $2.1 million from issuance of common stock upon exercise of options by our employees. Net cash provided by financing activities in 2007 was primarily attributable to proceeds of $11.2 million from issuance of common stock upon exercise of options by our employees, partially offset by $4.5 million of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of performance shares and upon the exercise of options, and $2.6 million of principal payments on our lease financing obligations. During 2006, net cash used in financing activities of $8.6 million was primarily attributable to $6.3 million of open-market repurchases of our common stock under our stock repurchase program, and repurchases of $239,000 of our common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of performance shares and upon the exercise of stock options, and $2.3 million of principal payments on our lease financing obligations; partially offset by proceeds of $265,000 from issuance of common stock as a result of options exercised by our employees.

We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, U.S. corporate obligations, and to a lesser extent, foreign corporate obligations and money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.

We maintain a $15.0 million line of credit with our primary bank. As of December 31, 2008, our primary bank has issued, against the line of credit, a standby letter of credit totaling $217,000. Other than causing to have issued standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

We expect that cash requirements for our payroll and other operating costs will continue at or slightly above existing levels. We also expect that we will continue to acquire capital assets such as computer systems and related software, office and manufacturing equipment, furniture and fixtures, and leasehold improvements, as the need for these items arises. Furthermore, our cash reserves may be used to strategically acquire other companies, products, or technologies that are complementary to our business. In addition, any continued weakening of economic conditions, or changes in our planned cash outlay, could also negatively affect our existing cash, cash equivalents, and investment balances. However, based on our current business plan and revenue prospects, we believe that our existing cash and short-term investment balances will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A - Risk Factors. In the unlikely event that we would require additional financing within this period, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

Related Party Transactions

During the years ended December 31, 2008, 2007, and 2006, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, our Chairman and Chief Executive Officer, M. Kenneth Oshman, uses his private plane or charter aircraft for Company business for himself and any employees that accompany him. In August 2008, our Board of Directors approved a reimbursement arrangement whereby our company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During 2008, we recognized a total of approximately $258,000 in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Consolidated Statements of Operations.

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

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. As of February 28, 2009, a representative of Enel has not been appointed to our board.

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

During 2008, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $12.9 million, $5.0 million of which was included in accounts receivable at December 31, 2008. During 2007, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $14.2 million, $3.0 million of which was included in accounts receivable at December 31, 2007. During 2006, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $7.1 million.

Recently Issued Accounting Standards

See Note 1(t) “Recent Accounting Pronouncements” in Notes to the Consolidated Financial Statements in Item 15 of Part IV of this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which is incorporated herein by reference.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at December 31, 2008, the fair market value of the portfolio would decline by an immaterial amount, due primarily to the fact that current interest rates remain at historically low levels. We currently intend to hold our fixed income investments until maturity or for a period of time as needed to recover any decline in value due to interest rate fluctuation, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, in the unlikely event it was necessary, we could decide to sell some or all of our short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. Due to our modest exposure to foreign currency fluctuations, if foreign exchange rates were to fluctuate by 10% from rates at December 31, 2008, our financial position and results of operations would not be materially affected. However, it is possible that there could be a material impact in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item are set forth in Item 6 and at the pages indicated in Item 15(a).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Effectiveness of Disclosure Controls and Procedure

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. This evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting is effective at this reasonable assurance level as of December 31, 2008. The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 41 of this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Echelon is scheduled to hold its 2009 annual meeting of stockholders on May 14, 2009. The meeting will commence at 10:00 a.m., PDT, and will be held at our corporate headquarters located at 570 Meridian Avenue, San Jose, California 95126. The date of record for the annual meeting is March 23, 2009.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MATTERS

The information regarding our executive officers required by this Item is incorporated herein by reference from the section titled “Executive Officers of Registrant” in Part I of this annual report on Form 10-K. The remaining information required by this Item is incorporated herein by reference from our Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2009 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

1.	Financial Statements

2.	Financial Statement Schedule

See Note 12 in Notes to Consolidated Financial Statements	68

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Echelon Corporation:

We have audited the accompanying consolidated balance sheets of Echelon Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Echelon Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Echelon Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echelon Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Echelon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Mountain View, California
March 16, 2009

ECHELON CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$37,669	$76,062
Short-term investments	49,647	31,128
Accounts receivable, net of allowances of $1,010 in 2008 and $1,428 in 2007 [1]	23,480	33,469
Inventories	16,513	14,012
Deferred cost of goods sold	2,482	6,656
Other current assets	4,707	2,092

Total current assets	134,498	163,419

Property and equipment, net	40,574	30,776
Goodwill	8,417	8,548
Other long-term assets	2,028	1,964

TOTAL ASSETS	$185,517	$204,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,675	$12,945
Accrued liabilities	5,053	4,551
Current portion lease financing obligations	1,439	2,900
Deferred revenues	8,520	16,312

Total current liabilities	25,687	36,708

Long-Term Liabilities:
Lease financing obligations, excluding current portion	25,350	13,151
Other long-term liabilities	1,909	1,637

Total long-term liabilities	27,259	14,788

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized—5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value:
Authorized—100,000,000 shares
Issued—43,676,229 shares in 2008 and 43,205,524 shares in 2007
Outstanding—40,457,045 shares in 2008 and 40,736,340 shares in 2007	437	432
Additional paid-in capital	313,549	298,556
Treasury stock, at cost (3,219,184 shares in 2008 and 2,469,184 shares in 2007)	(28,130)	(19,259)
Accumulated other comprehensive income	784	1,718
Accumulated deficit	(154,069)	(128,236)

Total stockholders’ equity	132,571	153,211

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$185,517	$204,707

[1]	Includes related party amounts of $4,970 in 2008 and $3,000 in 2007. See Note 11 for additional information on related party transactions.

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
REVENUES:
Product	$131,073	$135,405	$56,515
Service	2,974	2,172	761

Total revenues [1]	134,047	137,577	57,276

COST OF REVENUES:
Cost of product	79,984	85,035	22,039
Cost of service	2,587	2,360	1,877

Total cost of revenues	82,571	87,395	23,916

Gross profit	51,476	50,182	33,360

OPERATING EXPENSES:
Product development	37,753	32,644	28,221
Sales and marketing	23,635	21,181	20,408
General and administrative	17,143	16,083	13,949

Total operating expenses	78,531	69,908	62,578

Loss from operations	(27,055)	(19,726)	(29,218)
Interest and other income, net	2,925	5,717	5,817

Interest expense on lease financing obligations	(1,404)	(1,211)	(1,379)
Loss before provision for income taxes	(25,534)	(15,220)	(24,780)
Provision for income taxes	297	452	350

NET LOSS	$(25,831)	$(15,672)	$(25,130)

Loss per share:
Basic	$(0.64)	$(0.39)	$(0.64)

Diluted	$(0.64)	$(0.39)	$(0.64)

Shares used in per share calculation:
Basic	40,636	39,891	39,487

Diluted	40,636	39,891	39,487

[1]	Includes related party amounts of $12,889 in 2008, $14,180 in 2007, and $7,103 in 2006. See Note 11 for additional information on related party transactions

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Total
BALANCE AT DECEMBER 31, 2005	41,473	$415	(1,673)	$(12,925)	$278,268	$(118)	$(87,089)	$178,551
Exercise of stock options	125	1	—	—	763	—	—	764
Release of performance shares	72	1	—	—	(1)	—	—	—
Stock received for payment of option exercise price	(61)	(1)	—	—	(498)	—	—	(499)
Stock received for payment of employee taxes on vesting of performance shares and upon exercise of stock options	(29)	—	—	—	(239)	—	—	(239)
Repurchase of stock	—	—	(796)	(6,334)	—	—	—	(6,334)
Repurchase of employee shares	(3)	—	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	—	—	5,460	—	—	5,460
Foreign currency translation adjustment	—	—	—	—	—	751	—	751
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	364	—	364
Net loss	—	—	—	—	—	—	(25,130)	(25,130)

BALANCE AT DECEMBER 31, 2006	41,577	$416	(2,469)	$(19,259)	$283,728	$997	$(112,219)	$153,663
Exercise of stock options	1,949	19	—	—	18,378	—	—	18,397
Release of performance shares	228	2	—	—	(2)	—	—	—
Stock received for payment of option exercise price	(332)	(3)	—	—	(7,166)	—	—	(7,169)
Stock received for payment of employee taxes on vesting of performance shares and upon exercise of stock options	(213)	(2)	—	—	(4,127)	—	(345)	(4,474)
Repurchase of employee shares	(3)	—	—	—	(54)	—	—	(54)
Stock-based compensation	—	—	—	—	7,799	—	—	7,799
Foreign currency translation adjustment	—	—	—	—	—	651	—	651
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	70	—	70
Net loss	—	—	—	—	—	—	(15,672)	(15,672)

BALANCE AT DECEMBER 31, 2007	43,206	$432	(2,469)	$(19,259)	$298,556	$1,718	$(128,236)	$153,211
Exercise of stock options	405	4	—	—	3,913	—	—	3,917
Release of performance shares	322	3	—	—	(3)	—	—	—
Stock received for payment of option exercise price	(130)	(1)	—	—	(1,799)	—	—	(1,800)
Stock received for payment of employee taxes on vesting of performance shares and upon exercise of stock options	(124)	(1)	—	—	(1,540)	—	(2)	(1,543)
Repurchase of stock	—	—	(750)	(8,871)	—	—	—	(8,871)
Repurchase of employee shares	(3)	—	—	—	(36)	—	—	(36)
Stock-based compensation	—	—	—	—	14,458	—	—	14,458
Foreign currency translation adjustment	—	—	—	—	—	(967)	—	(967)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	33	—	33
Net loss	—	—	—	—	—	—	(25,831)	(25,831)

BALANCE AT DECEMBER 31, 2008	43,676	$437	(3,219)	$(28,130)	$313,549	$784	$(154,069)	$132,571

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,831)	$(15,672)	$(25,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,406	7,441	7,120
Increase in (reduction of) allowance for doubtful accounts	(29)	88	(23)
Loss (gain) on disposal of fixed assets	10	10	(2)
Reduction of (increase in) accrued investment income	721	436	(446)
Stock-based compensation	14,458	7,799	5,460
Change in operating assets and liabilities:
Accounts receivable	10,079	(19,621)	(2,889)
Inventories	(2,428)	(2,631)	(8,119)
Other current assets	(2,647)	93	(380)
Accounts payable	(2,382)	6,262	2,921
Deferred cost of goods sold	4,177	12,404	(18,738)
Accrued liabilities	654	925	(2,776)
Deferred revenues	(7,669)	(10,518)	24,747
Deferred rent	(26)	(75)	(105)

Net cash used in operating activities	(3,507)	(13,059)	(18,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(91,239)	(65,545)	(85,971)
Proceeds from sales and maturities of available-for-sale short-term investments	72,033	120,796	95,436
Changes in other long-term assets	(42)	31	37
Capital expenditures	(4,570)	(8,053)	(4,696)

Net cash provided by (used in) investing activities	(23,818)	47,229	4,806

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	2,117	11,216	265
Principal payments of lease financing obligations	(1,789)	(2,580)	(2,297)
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(1,574)	(4,520)	(239)
Repurchase of common stock under stock repurchase program	(8,871)	—	(6,334)

Net cash provided by (used in) financing activities	(10,117)	4,116	(8,605)

EFFECT OF EXCHANGE RATES ON CASH	(951)	364	491

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,393)	38,650	(21,668)
CASH AND CASH EQUIVALENTS:
Beginning of year	76,062	37,412	59,080

End of year	$37,669	$76,062	$37,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$1,454	$1,196	$1,366

Cash paid for income taxes	$562	$431	$199

Noncash investing and financing information—Increase in property and equipment and related lease financing obligation due to lease extension (see Note 3)	$12,526	$—	$—

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Net loss	$(25,831)	$(15,672)	$(25,130)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(967)	651	751
Unrealized holding gain on available-for-sale securities	33	70	364

Comprehensive loss	$(26,765)	$(14,951)	$(24,015)

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

(c) Risks and Uncertainties

The Company’s operations and performance depend significantly on worldwide economic conditions and their impact on purchases of the Company’s products as well as the ability of suppliers to provide the Company with products and services in a timely manner. The impact of any of the matters described below could have an adverse affect on the Company’s business, results of operations and financial condition.

•

The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 67% of net revenues for the year ended December 31, 2008 was derived from six customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and reduce their purchase orders from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

•

The Company utilizes third-party contract electronic manufacturers to manufacture, assemble, and test its products. As a result of current credit market conditions, if any of these third-parties were unable to obtain the necessary capital to operate their business, they may be unable to provide the Company with timely services or to make timely deliveries of products.

•

Due to the continuing current worldwide economic crisis, coupled with the fact that the Company’s NES customers generally procure products that have been customized to meet their requirements, the Company has limited visibility into ultimate product demand, which makes sales forecasting more difficult. As a result, anticipated demand may not materialize, which could subject the Company to increased levels of excess and obsolete inventories.

(d) Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgements, assumptions, and estimates that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Significant estimates and judgements are used for revenue recognition, stock-based compensation, allowance for doubtful accounts, inventory valuation, allowance for warranty costs, income taxes, and other loss contingencies. In order to determine the carrying values of assets and liabilities that are not readily apparent from other sources, the Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances. Actual results experienced by the Company may differ materially from management’s estimates.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is probable, and there are no post-delivery obligations. For non-distributor hardware sales, including sales to third party manufacturers, these criteria are generally met at the time of shipment. For hardware sales made to the Company’s distributor partners, these criteria are generally met at the time the distributor sells the products through to its end-use customer. For software licenses, these criteria are generally met upon shipment to the final end-user. Service revenue is recognized as the training services are performed, or ratably over the term of the support period.

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

The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards. The BSM model is consistent with the option-pricing model the Company used to value stock-based awards granted prior to January 1, 2006 for pro forma disclosure purposes under SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the BSM calculated grant date fair value as determined under the pro forma provisions of SFAS 123.

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

(j) Fair Value Measurements

The Company measures at fair value its cash equivalents and available-for-sale investments in accordance with SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company’s only financial assets or liabilities required to be measured at fair value on a recurring basis at December 31, 2008, are fixed income available-for-sale securities. See Note 2 for a summary of the input levels used in determining the fair value of the Company’s cash equivalents and short-term investments as of December 31, 2008.

(k) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor, and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	December 31,
	2008	2007
Purchased materials	$6,844	$4,379
Work-in-process	89	360
Finished goods	9,580	9,273

	$16,513	$14,012

(l) Impairment of Long-Lived Assets Including Goodwill

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset’s carrying value to the future undiscounted cash flows the asset is expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. For the three years ended December 31, 2008, the Company recognized no material impairments.

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

(m) Software Development Costs

For software to be sold, leased, or otherwise marketed, the Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the three years ended December 31, 2008, costs that were eligible for capitalization were insignificant and, thus, the Company has charged all software development costs to product development expense in the accompanying consolidated statements of operations.

(n) Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Accrued payroll and related costs	$2,666	$3,006
Accrued taxes	70	37
Customer deposits	643	932
Warranty reserve	849	301
Other accrued liabilities	825	275

	$5,053	$4,551

(o) Foreign Currency Translation

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

(p) Concentrations of Credit Risk and Suppliers

The Company’s financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable, and lease financing obligations. The carrying value of the Company’s financial instruments approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments, which are classified as either cash equivalents or short-term, and trade receivables. With respect to its investments, the Company has an investment policy that limits the amount of credit exposure to any one financial institution and restricts placement of the Company’s investments to financial institutions independently evaluated as highly creditworthy. With respect to its trade receivables, the Company performs ongoing credit evaluations of each of its customers’ financial condition. For a customer whose credit worthiness does not meet the Company’s minimum criteria, the Company may require partial or full payment prior to shipment. Alternatively, prior to shipment, customers may be required to provide the Company with an irrevocable letter of credit or arrange for some other form of coverage to mitigate the risk of uncollectibility, such as a bank guarantee. Additionally, the Company establishes an allowance for doubtful accounts and sales return allowances based upon factors surrounding the credit risk of specific customers, historical trends, and other available information.

With the exception of amounts owed the Company on sales made to certain significant customers, concentrations of credit risk with respect to trade receivables are generally limited due to the Company’s large number of customers and their dispersion across many different industries and geographies. For the years ended December 31, 2008 and 2007, the percentage of the Company’s total accounts receivable balance that were due from the following significant customers is as follows (refer to Note 6 “Significant Customers” for a discussion of revenues generated from the Company’s significant customers):

	December 31,
	2008	2007
Duke Energy Corporation	21.9%	—%
Enel (and its contract manufacturers)	21.2%	9.0%
Limited Liability Company Engineering Center ENERGOAUDITCONTROL	6.7%	27.7%
ES Elektrosandberg AB	4.7%	12.0%
EBV	4.2%	1.7%
Telvent Energia Y Medio Ambeinte	1.9%	35.7%

Total	60.6%	86.1%

For most of the Company’s products requiring assembly, it relies on a limited number of contract electronic manufacturers, principally Jabil, Flextronics, and TYCO. The Company also maintains manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products, including those used in the Company’s NES system. The Neuron Chip, which is an important component that the Company and its customers use in control network devices, is currently manufactured and distributed by two providers, Toshiba and Cypress Semiconductor. Toshiba has informed the Company that it does not intend to renew its Neuron Chip agreement with Echelon when it expires in January 2010. Another semiconductor supplier, STMicroelectronics, manufactures the Company’s power line smart transceiver products, for which the Company has no alternative source. In addition, the Company currently purchases several key products and components from sole or limited source suppliers with which it does not maintain signed agreements that would obligate them to supply to the Company on negotiated terms.

If any of the Company’s key suppliers were to stop manufacturing the Company’s products or cease supplying the Company with its key components, it could be expensive and time consuming to find a replacement. Also, as the Company’s NES business grows, it will be required to expand its business with its key suppliers or find additional sources of supply. There is no guarantee that the Company would be able to find acceptable alternative or additional sources.

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

(q) Computation of Basic and Diluted Net Loss Per Share and Pro Forma Basic Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by adjusting the weighted average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the years ended December 31, 2008, 2007, and 2006 (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Net loss (Numerator):
Net loss, basic and diluted	$(25,831)	$(15,672)	$(25,130)

Shares (Denominator):
Weighted average shares used in basic computation	40,636	39,891	39,487

Weighted average shares used in diluted computation	40,636	39,891	39,487

Net loss per share:
Basic	$(0.64)	$(0.39)	$(0.64)

Diluted	$(0.64)	$(0.39)	$(0.64)

For the years ended December 31, 2008, 2007, and 2006, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there are no potentially dilutive stock options due to the Company’s net loss position. The number of stock options and performance shares excluded from these calculations in 2008, 2007, and 2006 were 6,860,098, 7,907,702, and 8,985,716, respectively.

(r) Income Taxes

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

(s) Comprehensive Loss

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments.

(t) Recent Accounting Pronouncements

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The impact of FSP FAS 142-3 will depend upon the nature, terms, and size of the acquisitions the Company consummates after the effective date.

In February 2008, the FASB issued FSP FAS 157-2, Effective date of SFAS No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date for SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis to the fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect its adoption of SFAS 157 for nonfinancial assets and liabilities on January 1, 2009, will impact its consolidated results of operations or financial condition. In October 2008, the FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in an inactive market. It demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not impact the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier application of SFAS 141R is prohibited. Accordingly, any business combinations the Company may engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The impact of SFAS 141R will depend upon the nature, terms, and size of the acquisitions the Company consummates after the effective date.

2. CASH EQUIVALENTS AND INVESTMENTS

The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses for the Company’s available-for-sale short-term investments, by major security type, were as follows (in thousands):

	December 31,
	2008			2007
	Amortized Cost	Aggregate Fair Value	Net Unrealized Holding Gains	Amortized Cost	Aggregate Fair Value	Net Unrealized Holding Gains
U.S. corporate securities:
Commercial paper	$14,964	$14,965	$1	$—	$—	$—
Corporate notes and bonds	3,172	3,191	19	22,442	22,462	20

	18,136	18,156	20	22,442	22,462	20
Foreign corporate notes and bonds	5,502	5,502	—	515	517	2
U.S. government agency securities	25,933	25,989	56	8,141	8,149	8

Total investments in debt securities	$49,571	$49,647	$76	$31,098	$31,128	$30

As of December 31, 2008 and 2007, the Company’s available-for-sale securities had original contractual maturities of between three to twenty-four months, and from ten to twenty-four months, respectively. As of December 31, 2008 and 2007, the average remaining term to maturity for the Company’s available-for-sale securities was three and six months, respectively.

The following tables show gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2008 and 2007, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2008
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Foreign corporate notes and bonds	517	(1)	—	—	517	(1)

Total	$517	$(1)	$—	$—	$517	$(1)

	December 31, 2007
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes and bonds	5,946	(14)	769	(1)	6,715	(15)

Total	$5,946	$(14)	$769	$(1)	$6,715	$(15)

Market values were determined for each individual security in the investment portfolio. The decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. Investments are reviewed periodically to identify possible impairment. When evaluating the investments, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. For each of the three years ended December 31, 2008, gross realized gains and losses on the Company’s investment portfolio were not material.

The fair value of cash equivalents and short-term investments was determined using the following inputs at December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$2,399	$2,399	$—	$—
Fixed income available-for-sale securities	82,641	—	82,641	—

Total	$85,040	$2,399	$82,641	$—

Fixed income available-for-sale securities are included in cash and cash equivalents and short-term investments in the Company’s condensed consolidated balance sheet. Of the $82.6 million of fixed income available-for-sale securities, approximately $33.0 million are classified as cash equivalents, while the remaining $49.6 million are classified as short-term investments. As discussed in Note 1, cash equivalents consist of either investments with remaining maturities of three months or less at the date of purchase, or money market funds for which the carrying amount is a reasonable estimate of fair value.

3. PROPERTY AND EQUIPMENT

A summary of property and equipment, net as of December 31, 2008 and December 31, 2007 is as follows (in thousands):

	December 31, 2008	December 31, 2007
Buildings and improvements	$37,356	$40,850
Computer and other equipment	22,869	19,403
Software	4,674	4,511
Furniture and fixtures	2,792	2,666
Leasehold improvements	3,917	3,809

	71,608	71,239
Less: Accumulated depreciation and amortization	(31,034)	(40,463)

Property and equipment, net	$40,574	$30,776

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

For the years ended December 31, 2008, 2007, and 2006, the Company has recorded depreciation expense associated with the building assets of $2.3 million, $2.7 million, and $2.7 million, respectively. As of December 31, 2008 and December 31, 2007, the net book value of the building assets was $22.7 million and $12.5 million, respectively.

Under the lease agreements, a portion of the total lease payments is accounted for as an operating lease of land and recorded as expense on a straight-line basis over the term of the lease. The remaining portions of the monthly lease payments are considered to be payments of principal and interest on the lease financing obligations. For the years ended December 31, 2008, 2007 and 2006, land lease expense was $604,000, $452,000, and $452,000, respectively; principal reductions on the lease financing obligations were $1.8 million, $2.6 million and $2.3 million, respectively; and interest expense was $1.4 million, $1.2 million, and $1.4 million, respectively. See Note 8 for further information on commitments for future minimum lease payments associated with the lease financing obligations.

4. STOCKHOLDERS’ EQUITY AND EMPLOYEE STOCK OPTION PLANS

(a) Preferred Stock

As of December 31, 2008, the Company was authorized to issue 5,000,000 shares of new $0.01 par value preferred stock, of which none was outstanding.

(b) Common Stock

As of December 31, 2008, the Company was authorized to issue 100,000,000 shares of $0.01 par value common stock, of which 40,457,045 were outstanding.

In March and August 2004, March 2006, and February 2007, the Company’s board of directors approved a stock repurchase program, which authorized the Company to repurchase up to 3.0 million shares of the Company’s common stock. Since inception, the Company repurchased a total of 2,204,184 shares under the program at a cost of $16.1 million. The stock repurchase program expired in March 2008.

In April 2008, the Company’s board of directors approved a new stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. Since inception, the Company has repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of December 31, 2008, 2,250,000 shares were available for repurchase. The new stock repurchase program will expire in April 2011.

(c) Stock Option Programs

The Company grants equity compensation awards under the 1997 Stock Plan (the “1997 Plan”). Prior to July 2008, the Company also issued options to certain members of its Board of Directors under the 1998 Director Option Plan (the “Director Option Plan”). A more detailed description of each plan can be found below.

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

1997 Stock Plan

During 1997, the Company adopted the 1997 Stock Plan (the “1997 Plan”) for employees, officers and directors, which was amended and restated in May 2004. As of December 31, 2008, a total of 15,110,662 shares of Common Stock were reserved for issuance under the 1997 Plan. This plan includes annual increases on the first day of the Company’s fiscal year (beginning in 2000) not to exceed the lesser of (i) 5,000,000 shares or (ii) 4% of the outstanding shares on such date. Incentive stock options to purchase shares of common stock may be granted at not less than 100% of the fair market value. Options granted prior to June 15, 2000 and after May 5, 2003, generally have a term of five years from the date of grant. Options granted June 15, 2000 through May 5, 2003, generally have a term of ten years. The exercise price of stock options granted under the 1997 Plan is determined by the Board of Directors (or a Committee of the Board of Directors), but will be at least equal to 100% of the fair market value per share of common stock on the date of grant (or at least 110% of such fair market value for an incentive stock option granted to a stockholder with greater than 10% voting power of all our stock), except that up to 10% of the aggregate number of shares reserved for issuance under the 1997 Plan (including shares that have been issued or are issuable in connection with options exercised or granted under the 1997 Plan) may have exercise prices that are from 0% to 100% of the fair market value of the common stock on the date of grant. Options generally vest ratably over four years.

The 1997 Plan also allows for the issuance of stock purchase rights and options that are immediately exercisable through execution of a restricted stock purchase agreement. Shares purchased pursuant to a stock purchase agreement generally vest ratably over four years. In the event of termination of employment, the Company, at its discretion, may repurchase unvested shares at a price equal to the original issuance price. In addition, the 1997 Plan allows for the issuance of stock appreciation rights, performance shares and performance units. Stock appreciation rights (“SARs”) are rights to receive, in cash or shares of our common stock, as designated on the grant date, the appreciation in fair market value of common stock between the exercise date and the date of grant. To date, the

Company has only issues SARs that can be settled in shares of the Company’s common stock. SARs may be granted alone or in tandem with options. The exercise price of a SAR will be at least equal to 100% of the fair market value per share of common stock on the date of grant. SARs issued by the Company generally vest in equal, annual installments over four years, and expire on the fifth anniversary of the grant date. Performance units and performance shares are awards that result in a payment to a participant, generally in the form of an issuance of shares of the Company’s common stock, at such time as specified performance goals or other vesting criteria are achieved or the awards otherwise vest. Performance shares issued by the Company generally vest in equal, annual installments over four years, although certain of these performance shares vest 100% after two years while others have additional financial-based performance requirements that must be met before vesting can occur. Performance shares with performance-based vesting conditions expire no later than the fourth anniversary of the grant date if the performance criteria have not been met.

1998 Directors Option Plan

Non-employee directors are entitled to participate in the 1998 Director Option Plan (the “Director Plan”). The Director Plan was adopted by the Board of Directors in May 1998 and became effective upon the closing of the initial public offering of the Company’s stock in July 1998. The Director Plan expired in July 2008. Future grants made to members of our Board of Directors will be made from the 1997 Plan. Prior to its expiration, options granted under the Director Plan were generally fully vested on the date of grant and had exercise prices equal to the per share fair market value of the Company’s common stock on the date of grant. During 2008, 2007, and 2006, options to purchase an aggregate of 75,000, 60,000 and 50,000 shares, respectively, were granted under the Director Plan. The weighted average exercise prices for the option grants in 2008, 2007, and 2006, were $13.12, $13.74, and $7.99, respectively.

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

(d) Employee Stock Option Exchange Program

On November 19, 2008, the Company announced a voluntary employee stock option exchange program (the “Exchange Program”) whereby eligible employees were given an opportunity to exchange some or all of their outstanding stock options and SARs, collectively the “Surrendered Awards”, for a predetermined number of new SARs. Under the Exchange Program, participating eligible employees would receive one new SAR for each Surrendered Award with an exercise price less than $12.00 per share. For exchanged options with an exercise price equal to or greater than $12.00 per share, participants would receive between 0.33 and 0.67 new SARs for each Surrendered Award exchanged, depending on the exercise price of the Surrendered Award. The Company’s board of directors and Compensation Committee approved the Exchange Program to restore the retention and incentive benefits of the Company’s equity awards. Non-employee members of the Company’s board of directors were not eligible to participate in the Exchange Program.

On December 17, 2008, in accordance with the Exchange Program, the Company accepted and cancelled options and SARs to purchase 4,659,926 shares of its common stock. On the same day, the Company granted new SARs totaling 3,240,890 shares. The new SARs were granted at an exercise price of $7.69, the closing price of the Company’s stock on December 17, 2008. The new SARs granted under the Exchange Program have vesting schedules and maximum terms as follows:

Percentage of Surrendered Award Vested as of December 17, 2008	Vesting Schedule of New SARs	Maximum Term of New SARs
Fully vested	100% of the new SARs will be scheduled to vest on the first anniversary of the new grant date	two (2) years

75% vested	50% of the new SARs will be scheduled to vest on each of the first and second anniversaries of the new grant date	three (3) years

50% vested	33.33% of the new SARs will be scheduled to vest on each of the first three (3) anniversaries of the new grant date	four (4) years

25% or less vested	25% of the new SARs will be scheduled to vest on each of the first four (4) anniversaries of the new grant date	five (5) years

See Note 5 for a discussion of the accounting for the Exchange Program.

(e) Stock Award Activity

The following table summarizes stock award activity under all plans for the years ended December 31, 2008, 2007, and 2006:

	Shares Available for Grant	Options Outstanding
		Number Outstanding	Weighted- Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2005	6,949,420	8,089,473	$11.24
Options and stock appreciation rights granted	(852,734)	852,734	8.40
Performance shares granted	(387,909)	—	—
Options and stock appreciation rights cancelled	534,902	(534,902)	12.94
Performance shares cancelled	25,896	—	—
Options exercised	—	(124,625)	6.13
Additional shares reserved	1,692,020	—	—

BALANCE AT DECEMBER 31, 2006	7,961,595	8,282,680	$10.91
Options and stock appreciation rights granted	(1,022,219)	1,022,219	24.72
Performance shares granted	(441,871)	—	—
Options and stock appreciation rights cancelled	323,070	(323,070)	12.35
Performance shares cancelled	42,183	—	—
Options exercised	—	(1,949,006)	9.44
Additional shares reserved	1,664,301	—	—

BALANCE AT DECEMBER 31, 2007	8,527,059	7,032,823	$13.26
Options and stock appreciation rights granted	(4,297,547)	4,297,547	8.98
Performance shares granted	(777,732)	—	—
Options and stock appreciation rights cancelled	5,266,484	(5,266,484)	14.96
Performance shares cancelled	128,109	—	—
Options exercised	—	(405,561)	9.66
Unissued shares returned to plan	6,510	—	—
1998 Directors Plan shares expired	(855,000)	—	—
Additional shares reserved	1,729,454	—	—

BALANCE AT DECEMBER 31, 2008	9,727,337	5,658,325	$8.69

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was approximately $1.6 million, $24.8 million, and $261,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The following table provides additional information regarding performance share activity for the years ended December 31, 2008, 2007, and 2006:

	Number Nonvested and Outstanding	Weighted- Average Grant Date Fair- Value
BALANCE AT DECEMBER 31, 2005	412,968	$7.82
Performance shares granted	387,909	8.59
Performance shares vested and released	(71,945)	8.19
Performance shares forfeited	(25,896)	8.05

BALANCE AT DECEMBER 31, 2006	703,036	$8.20
Performance shares granted	441,871	21.61
Performance shares vested and released	(227,845)	7.60
Performance shares forfeited	(42,183)	9.84

BALANCE AT DECEMBER 31, 2007	874,879	$15.05
Performance shares granted	777,732	10.88
Performance shares vested and released	(322,729)	12.93
Performance shares forfeited	(128,109)	13.22

BALANCE AT DECEMBER 31, 2008	1,201,773	$13.11

The fair value of each performance share grant was estimated on the date of grant by multiplying the number of shares granted times the fair market value of the Company’s stock on the grant date. The total intrinsic value of performance shares vested and released during the years ended December 31, 2008, 2007, and 2006 was approximately $3.9 million, $3.5 million, and $582,000, respectively. The intrinsic value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

The following table provides additional information for significant ranges of outstanding and exercisable stock options and stock appreciation rights as of December 31, 2008:

	Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
	$6.11	649,463	1.70	$6.11	$1,324,905
	6.29 - 7.65	185,541	1.96	6.76	258,717
	7.69	3,240,890	3.13	7.69	1,490,809
	7.81 - 9.13	565,665	3.21	8.29	9,198
	9.27 - 13.32	653,598	3.10	11.51	—
	$13.56 - $30.76	363,168	3.23	18.71	—

Outstanding		5,658,325	2.84	$8.69	$3,083,629

Vested and expected to vest		5,383,689	2.83	$8.71	$2,964,465

Exercisable		1,973,829	2.24	$9.51	$1,517,598

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.15 as of December 31, 2008, the last market trading day of 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

5. STOCK-BASED COMPENSATION:

(a) Valuation of Options, SARs, and Performance Shares Granted

The Company has elected to use the BSM option-pricing model to estimate the fair value of stock options and SARs that it grants. The BSM model incorporates various assumptions including volatility, expected term of the option from the date of grant to the time of exercise, risk-free interest rates, and dividend yields. Excluding SARs granted in December 2008 as part of the Exchange Program, which is discussed further below, the weighted average fair value of options and SARs granted during the years ended December 31, 2008, 2007, and 2006, was $6.33, $10.86, and $3.49, respectively, and was determined using the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.7%	4.1%	4.6%
Expected volatility	61.1%	54.6%	50.5%
Expected term (in years)	4.1	3.6	3.6

The expected dividend yield reflects the fact that the Company has not paid any dividends in the past and does not currently intend to pay dividends in the foreseeable future. The risk-free interest rate assumption is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. The expected volatility is based on both the historical volatility of the Company’s common stock over the most recent period commensurate with the expected life of the option as well as on implied volatility calculated from the market traded options on the Company’s stock. For options and SARs granted prior to January 1, 2008, the expected term has been calculated using the simplified method as permitted under SAB 107. Under the simplified method, the expected term is calculated by taking the average of the vesting term and the contractual term of the option. For options and SARs granted subsequent to December 31, 2007, the expected term has been calculated by applying a Monte Carlo simulation model that incorporates the Company’s historical data on post-vest exercise activity and employee termination behavior.

The grant date fair value of performance shares granted to employees is determined by multiplying the fair market value of the Company’s stock on the grant date times the number of performance shares awarded. During 2008, the Company issued a limited number of performance shares to a consultant. The fair value for these awards is determined at the earlier of the date at which a commitment for performance by the consultant to earn the performance shares is reached, or the date at which the consultant’s performance necessary for the performance shares to vest has been completed.

(b) Accounting for Employee Stock Option Exchange Program

As discussed in Note 4, the Company completed a stock option exchange program for eligible employees on December 17, 2008. Under SFAS 123R, the Exchange Program is considered a modification to the Surrendered Awards, which requires the calculation of incremental compensation cost. The incremental compensation cost is calculated by comparing the fair value of each newly issued SAR to the fair value of the corresponding Surrendered Award, each of which was calculated as of December 17, 2008 using the BSM option-pricing model. To the extent the fair value of the newly issued SARs exceeds the fair value of the Surrendered Awards, there is incremental compensation cost. The total incremental compensation cost resulting from the Exchange Program was $2.3 million, and was calculated using the following weighted average assumptions.

	Surrendered Awards	Newly Issued SARs
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.8%	1.0%
Expected volatility	77.1%	73.7%
Expected term (in years)	2.5	2.9

The Company must also continue to amortize previously unrecognized compensation expense related to the original grant date fair value of the Surrendered Awards. The Company has elected to combine both the incremental value and the unamortized original grant date fair value of the Surrendered Awards, the total of which will be recognized as compensation expense over the vesting term of the new SARs.

(c) Expense Allocation

Compensation expense for all share-based payment awards, including those granted prior to January 1, 2006, has been recognized in accordance with SFAS 123R using the accelerated multiple-option approach. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended December 31, 2008, 2007, and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated based on historical experience.

As of December 31, 2008, there were 186,581 nonvested performance shares outstanding (with a grant date fair value of $1.9 million) that were subject to certain financial-based performance requirements that must be achieved before vesting can occur. Cumulative compensation expense of $631,000 through December 31, 2008 associated with 119,148 of these performance shares (with a grant date fair value of approximately $1.0 million) has been recognized assuming that those financial performance requirements will be achieved. If such requirements are not met, no compensation cost is recognized and any recognized compensation cost will be reversed. No compensation expense has been recognized associated with the remaining 67,433 performance shares (with a grant date fair value of $898,000) as management does not currently expect the financial performance requirements for these awards will be met.

As of December 31, 2008, total compensation cost related to non-vested stock options and other equity based awards not yet recognized was $25.0 million, which is expected to be recognized over the next 19 months on a weighted-average basis, and of which $410,000 relates to awards subject to certain financial based performance requirements.

The following table summarizes the stock-based compensation expense related to employee stock options and share awards under SFAS 123R for the years ended December 31, 2008, 2007, and 2006, which was allocated as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of sales – product	$1,628	$901	$487
Cost of sales – service	209	87	55

Stock-based compensation expense included in cost of sales	1,837	988	542
Product development	6,032	2,849	2,147
Sales and marketing	2,986	1,683	1,334
General and administrative	3,603	2,279	1,437

Stock-based compensation expense included in operating expenses	12,621	6,811	4,918

Total stock-based compensation expense related to stock options and share awards	14,458	7,799	5,460
Tax benefit	—	—	—

Stock-based compensation expense related to stock options and share awards, net of tax	$14,458	$7,799	$5,460

Of the $14.5 million of compensation expense recorded for the year ended December 31, 2008, approximately $4.3 million related to equity compensation awards granted during 2008, while the remaining $10.2 million related to equity compensation awards granted on or before December 31, 2007. Of the $7.8 million of compensation expense recorded for the year ended December 31, 2007, approximately $3.3 million related to equity compensation awards granted during 2007, while the remaining $4.5 million related to equity compensation awards granted on or before December 31, 2006. Of the $5.5 million of compensation expense recorded for the year ended December 31, 2006, approximately $941,000 related to equity compensation awards granted during 2006, while the remaining $4.5 million related to equity compensation awards granted on or before December 31, 2005.

As of December 31, 2008, approximately $146,000 and $24,000 of stock-based compensation expense was capitalized as part of the cost of inventory and deferred cost of goods sold, respectively. As of December 31, 2007, approximately $74,000 and $37,000 of stock-based compensation expense was capitalized as part of the cost of inventory and deferred cost of goods sold, respectively. As of December 31, 2006, no stock-based compensation expense was capitalized as part of the cost of an asset.

6. SIGNIFICANT CUSTOMERS:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three years ended

December 31, 2008, the Company had six customers that accounted for a majority of its revenues: EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its LONWORKS® Infrastructure products in Europe, Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers), Duke Energy Corporation (“Duke”), a US utility company that purchases NES products directly from the Company, and Telvent Energia y Medioambiente SA (“Telvent”), Limited Liability Company Engineering Center ENERGOAUDITCONTROL (“EAC”), and ES Elektrosandberg AB (“ES”), European based value added resellers of the Company’s NES products. For the years ended December 31, 2008, 2007, and 2006, the percentages of the Company’s revenues attributable to sales made to these customers were as follows:

	Year Ended December 31,
	2008	2007	2006
EBV	15.3%	12.8%	27.1%
ES	14.9%	11.4%	0.1%
Duke	10.3%	—%	—%
Enel	9.1%	10.3%	12.4%
Telvent	8.9%	28.3%	—%
EAC	8.3%	7.2%	—%

Total	66.8%	70.0%	39.6%

Of the percentage of sales made to EBV, approximately 0.5% for the year ended December 31, 2008, related to sales of components we sold to EBV, which EBV in turn sold to one of Enel’s third party meter manufacturers. Elsewhere in these Consolidated Financial Statements, those sales are reported as Enel Project revenues. The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2009. Please refer to Note 11, Related Parties, for additional information regarding the Company’s agreements with Enel

7. GOODWILL:

The carrying amount of goodwill as of December 31, 2008, 2007, and 2006 relates to three acquisitions, including ARIGO Software GmbH (“ARIGO”) in 2001, BeAtHome in 2002, and MTC in 2003. The goodwill acquired as part of the ARIGO transaction is valued in Euros, and is therefore subject to foreign currency translation gains and losses. The changes in the carrying amount of goodwill, net for the years ended December 31, 2007 and 2008 are as follows (in thousands):

Amount
Balance as of December 31, 2006	$8,278
Unrealized foreign currency translation gain	270

Balance as of December 31, 2007	8,548
Unrealized foreign currency translation loss	(131)

Balance as of December 31, 2008	$8,417

8. COMMITMENTS AND CONTINGENCIES:

(a) Lease Commitments

As discussed in Note 3, the leases of our corporate headquarters facilities are accounted for under EITF 97-10 and SFAS 98. As of December 31, 2008, future minimum lease payments for these lease financing obligations were as follows (in thousands):

2009	$3,097
2010	3,135
2011	3,174
2012	3,214
2013	3,254
2014 and thereafter	22,124

Total payments	$37,998
Amount representing interest	(11,209)

Present value of future minimum lease payments	$26,789

Lease financing obligations classified as current	$1,439

Lease financing obligations classified as long-term	$25,350

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

As of December 31, 2008, future minimum lease payments under all operating leases, including $8.7 million related to the land lease associated with the Company’s corporate headquarters facilities (see Note 3), were as follows (in thousands):

2009	$1,838
2010	1,646
2011	1,239
2012	995
2013	890
2014 and thereafter	5,055

Total	$11,663

Rent expense for all operating leases was approximately $1.9 million for 2008, $1.7 million for 2007, and $1.6 million for 2006. Although certain of the operating lease agreements provide for escalating rent payments over the term of the lease, rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2008, the Company has accrued approximately $447,000 of deferred rent related to these agreements, of which approximately $37,000 is reflected in current liabilities while the remainder is reflected in other long-term liabilities in the accompanying consolidated balance sheet. As of December 31, 2007, the Company had accrued approximately $467,000 of deferred rent related to these agreements, of which approximately $99,000 is reflected in current liabilities while the remainder is reflected in other long-term liabilities. See Note 3 for explanation of land lease expense on the Company’s corporate headquarters facilities.

(b) Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of product revenues in the Company’s consolidated statements of income, was approximately $513,000, $573,000, and $493,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

(d) Taxes

The Company conducts operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company’s operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with accounting principles generally accepted in the United States of America, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and the Company believes that, as of December 31, 2008, it has adequately provided for such contingencies. However, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

(e) Legal Actions

From time to time, in the ordinary course of business, the Company is subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of December 31, 2008, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

(f) Line of Credit

The Company maintains a $15.0 million line of credit with its primary bank. As of December 31, 2008, the Company’s primary bank has issued, against the line of credit, a standby letter of credit totaling $217,000. Other than causing to have issued standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

9. INCOME TAXES:

The provision for income taxes attributable to continuing operations is based upon income (loss) before income taxes from continuing operations as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic	$(25,842)	$(15,802)	$(24,612)
Foreign	308	582	(168)

	$(25,534)	$(15,220)	$(24,780)

The Company accounts for income taxes in accordance with SFAS No. 109 (“SFAS 109”), Accounting for Income Taxes. SFAS 109 provides for an asset and liability approach under which deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Federal:
Current	$(136)	$—	$—
Deferred	—	—	—

Total federal provision	(136)	—	—

State:
Current	5	10	10
Deferred	—	—	—

Total state provision	5	10	10

Foreign:
Current	428	442	340
Deferred	—	—	—

Total foreign provision	428	442	340

Total provision for income taxes	$297	$452	$350

The provision for income taxes differs from the amount estimated by applying the statutory Federal income tax rate to income before taxes as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Federal tax at statutory rate of 35%	$(8,937)	$(5,327)	$(8,673)
State taxes, net of federal benefit	5	10	10
U.S.-Foreign rate differential	155	239	399
Change in Valuation Allowance	9,766	5,346	8,134
Others	(692)	184	480

Total provision for income taxes	$297	$452	$350

As of December 31, 2008 and 2007, a valuation allowance has been recorded for the entire gross deferred tax asset as a result of uncertainties regarding the realization of the asset balance. As of December 31, 2008 and 2007, the Company had no significant deferred tax liabilities. The components of the net deferred income tax asset are as follows (in thousands):

	December 31,
	2008	2007
Net operating loss carry forwards	$38,876	$34,898
Tax credit carry forwards	15,231	13,250
Fixed and intangible assets	8,021	7,191
Capitalized research and development costs	32	56
Reserves and other cumulative temporary differences	14,168	10,546

Gross deferred income tax assets	76,328	65,941
Valuation allowance	(76,328)	(65,941)

Net deferred income tax assets	$—	$—

As of December 31, 2008, part of our valuation allowance on deferred tax assets pertains to certain tax credits and net operating loss carry forwards. In the future, we will reduce the valuation allowance associated with these credits and losses upon the earlier of the period in which we utilize them to reduce the amount of income tax we would otherwise be required to pay on our income tax returns, or when it becomes more likely than not that the deferred tax assets are realizable. If the valuation allowance associated with these credits and losses is realized, the tax benefit of certain of these credits and losses will be accounted for as a credit to stockholders’ equity rather than as a reduction of income tax expense. In addition, the Internal Revenue Code of 1986, as amended, contains provisions that limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. The Company performed an analysis of the ownership changes in 2001. Since that time, some ownership changes may have occured, which could cause certain of the Company’s net operating loss and credit carryforwards to be limited in future periods.

As of December 31, 2008, the Company had net operating loss carryforwards of $132.3 million for federal income tax reporting purposes and $48.2 million for state income tax reporting purposes, which expire at various dates through 2028. In addition, as of December 31, 2008, the Company had approximately $8.6 million and $9.7 million of tax credit carry forwards for increased research expenditures for federal and California purposes, respectively. The federal research tax credits will expire at various dates if not utilized by 2028 and the state tax credit can be carried over indefinitely. In accordance with current Internal Revenue Code rules, federal net operating loss carryforwards must be utilized in full before federal research and development tax credits can be used to offset current tax liabilities. As a result, depending on the Company’s future taxable income in any given year, some or all of the federal increased research tax credits, as well as portions of the Company’s federal and state net operating loss carryforwards, may expire before being utilized.

Amounts held by foreign subsidiaries are generally subject to United States income taxation on repatriation to the United States. The Company currently intends to permanently reinvest its undistributed earnings from its foreign subsidiaries outside the United States and United States income taxes have not been provided on cumulative total earnings of $6.6 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

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

The following is a rollforward of the Company’s uncertain tax benefits for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2008	2007
Balance as of the beginning of the year	$5,808	$4,697
Tax positions related to current year:
Additions	549	1,136
Reductions	—	—
Tax positions related to prior years:
Additions	707	229
Reductions	(2,278)	(187)
Settlements	—	—
Lapses in statute of limitations	(124)	(67)

Balance as of the end of the year	$4,662	$5,808

Included in the balance of total unrecognized tax benefits at December 31, 2008 are potential benefits of $1.0 million, which if recognized, would affect the effective rate on income from continuing operations.

Upon adoption, the Company had accrued interest and penalties related to the uncertain tax benefits of approximately $293,000. In 2007, the Company decreased the prior year balance by $13,000 and accrued $47,000 of additional penalties and interest. In 2008, the Company decreased the prior year balance by $59,000 and accrued $42,000 of additional penalties and interest.

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

10. WARRANTY RESERVES:

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are generally provided for when the associated revenue is recognized. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company’s current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $849,000 as of December 31, 2008 and $301,000 as of December 31, 2007.

11. RELATED PARTIES:

During the years ended December 31, 2008, 2007, and 2006, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, our Chairman and Chief Executive Officer, M. Kenneth Oshman, uses his private plane or charter aircraft for Company business for himself and any employees that accompany him. In August 2008, our Board of Directors approved a reimbursement arrangement whereby Echelon will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During 2008, we recognized a total of approximately $258,000 in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Consolidated Statements of Operations.

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

For the years ended December 31, 2008, 2007, and 2006, the Company recognized revenues of approximately $12.9 million, $14.2 million, and $7.1 million, respectively, related to products and services sold to Enel and its contract manufacturers. As of December 31, 2008, approximately $5.0 million of the 2008 revenues were included in accounts receivable. As of December 31, 2007, approximately $3.0 million of the 2007 revenues were included in accounts receivable.

12. VALUATION AND QUALIFYING ACCOUNTS (in thousands):

	Balance at Beginning of Period	Charged/ (Credited) to Revenues and Expenses	Write-Off of Previously Provided Accounts	Balance at End of Period
Year Ended December 31, 2008:
Allowance for Doubtful Accounts	$330	$(5)	$2	$323
Allowance for Customer Returns and Sales Credits	$1,098	$7,058	$7,469	$687
Year Ended December 31, 2007:
Allowance for Doubtful Accounts	$250	$88	$8	$330
Allowance for Customer Returns and Sales Credits	$791	$6,531	$6,224	$1,098
Year Ended December 31, 2006:
Allowance for Doubtful Accounts	$300	$(23)	$27	$250
Allowance for Customer Returns and Sales Credits	$1,211	$5,673	$6,093	$791

13. SEGMENT:

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2008 and 2007, long-lived assets of approximately $47.5 million and $37.7 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

The Company has three primary product lines: NES, LonWorks Infrastructure, and products and services sold to Enel. Summary revenue information by product line for the years ended December 31, 2008, 2007, and 2006 is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
NES	$67,118	$70,558	$791
LonWorks Infrastructure	54,040	52,840	49,382
Enel	12,889	14,179	7,103

Total	$134,047	$137,577	$57,276

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary revenue information by geography for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Americas	$33,448	$18,561	$19,748
EMEA	88,312	99,164	29,991
APJ	12,287	19,852	7,537

Total	$134,047	$137,577	$57,276

For information regarding the Company’s major customers, please refer to Note 6, Significant Customers.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tables set forth certain consolidated statement of operations data for each of the quarters in 2008 and 2007. This information has been derived from our quarterly unaudited consolidated financial statements. The quarterly unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes appearing in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

	Three Months Ended
	Dec. 2008	Sep. 2008	June 2008	March 2008	Dec. 2007	Sep. 2007	June 2007	March 2007
	(in thousands, except per share data)
Selected Quarterly Financial Data
Consolidated Statement of Operations Data:
Revenues:
Product	$36,065	$28,875	$31,466	$34,667	$46,158	$23,733	$26,437	$39,077
Service	730	625	691	928	741	980	259	192

Total revenues	36,795	29,500	32,157	35,595	46,899	24,713	26,696	39,269

Cost of revenues:
Cost of product	22,986	15,715	18,751	22,532	27,066	14,004	15,331	28,634
Cost of service	607	592	675	713	650	722	505	483

Total cost of revenues	23,593	16,307	19,426	23,245	27,716	14,726	15,836	29,117

Gross profit	13,202	13,193	12,731	12,350	19,183	9,987	10,860	10,152

Operating expenses:
Product development	9,602	9,713	9,402	9,036	8,928	7,820	8,118	7,778
Sales and marketing	5,815	5,653	6,162	6,005	5,902	4,884	4,968	5,427
General and administrative	4,146	3,761	4,721	4,515	4,376	3,976	4,163	3,568

Total operating expenses	19,563	19,127	20,285	19,556	19,206	16,680	17,249	16,773

Loss from operations	(6,361)	(5,934)	(7,554)	(7,206)	(23)	(6,693)	(6,389)	(6,621)
Interest and other income, net	606	1,141	519	659	1,351	1,381	1,488	1,497
Interest expense on lease financing obligations	(430)	(435)	(265)	(274)	(287)	(297)	(308)	(319)

Income (loss) before provision for income taxes	(6,185)	(5,228)	(7,300)	(6,821)	1,041	(5,609)	(5,209)	(5,443)
Income tax expense	67	136	74	20	129	108	107	108

Net income (loss)	$(6,252)	$(5,364)	$(7,374)	$(6,841)	$912	$(5,717)	$(5,316)	$(5,551)

Income (loss) per share:
Basic	$(0.15)	$(0.13)	$(0.18)	$(0.17)	$0.02	$(0.14)	$(0.13)	$(0.14)

Diluted	$(0.15)	$(0.13)	$(0.18)	$(0.17)	$0.02	$(0.14)	$(0.13)	$(0.14)

Shares used in net income (loss) per share calculation:
Basic	40,433	40,554	40,774	40,788	40,690	40,121	39,508	39,227

Diluted	40,433	40,554	40,774	40,788	43,721	40,121	39,508	39,227

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHELON CORPORATION

March 16, 2009	By:	/s/ Oliver R. Stanfield
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

Signatures	Title	Date

/S/ M. KENNETH OSHMAN M. Kenneth Oshman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2009

/S/ OLIVER R. STANFIELD Oliver R. Stanfield	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 16, 2009

/S/ ARMAS CLIFFORD MARKKULA, JR. Armas Clifford Markkula, Jr.	Vice Chairman	March 6, 2009

/S/ ROBYN M. DENHOLM Robyn M. Denholm	Director	March 13, 2009

/S/ ROBERT J. FINOCCHIO, JR. Robert J. Finocchio, Jr.	Director	March 8, 2009

/S/ ROBERT R. MAXFIELD Robert R. Maxfield	Director	March 7, 2009

/S/ RICHARD M. MOLEY Richard M. Moley	Director	March 11, 2009

/S/ BETSY RAFAEL Betsy Rafael	Director	March 13, 2009

/S/ LARRY W. SONSINI Larry W. Sonsini	Director	March 16, 2009

EXHIBIT INDEX

Exhibit No.	Description of Document

3.2*	Amended and Restated Certificate of Incorporation of Registrant.

3.3*	Amended and Restated Bylaws of Registrant.

4.1*	Form of Registrant’s Common Stock Certificate.

4.2*	Second Amended and Restated Modification Agreement dated May 15, 1997.

10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2*+	1997 Stock Plan and forms of related agreements.

10.2(a)*+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature

10.2(b)*+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature

10.2(c)*+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement

10.2(d)*+	Form of 1997 Stock Plan Performance Share Agreement

10.2(e)*+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees

10.2(f)*+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees

10.2(g)*+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees

10.2(h)*+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria

10.2(i)*+	Form of 1997 Stock Plan Performance Share Agreement

10.2(j)*+	Form of 1997 Stock Plan Stock Appreciation Right Agreement

10.3*+	1988 Stock Option Plan and forms of related agreements.

10.4*	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).

10.5*	Form of International Distributor Agreement.

10.6*	Form of OEM License Agreement.

10.7*	Form of Software License Agreement.

10.8*	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.

10.9*+	1998 Director Option Plan.

21.1*	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page).

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.