Form 10-Q
period 2009-03-31
ECHELON CORP
filed 2009-05-08
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

As of April 30, 2009, 40,658,835 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,505	$37,669
Short-term investments	59,186	49,647
Accounts receivable, net (1)	13,016	23,480
Inventories	20,521	16,513
Deferred cost of goods sold	2,803	2,482
Other current assets	2,980	4,707

Total current assets	127,011	134,498

Property and equipment, net	39,387	40,574
Goodwill	8,291	8,417
Other long-term assets	1,978	2,028

Total assets	$176,667	$185,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,392	$10,675
Accrued liabilities	4,964	5,053
Current portion of lease financing obligations	1,486	1,439
Deferred revenues	8,977	8,520

Total current liabilities	24,819	25,687

LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	24,999	25,350
Other long-term liabilities	1,533	1,909

Total long-term liabilities	26,532	27,259

STOCKHOLDERS’ EQUITY:
Common stock	438	437
Additional paid-in capital	317,309	313,549
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	333	784
Accumulated deficit	(164,634)	(154,069)

Total stockholders’ equity	125,316	132,571

Total liabilities and stockholders’ equity	$176,667	$185,517

(1)	Includes related party amounts of $2,295 as of March 31, 2009 and $4,970 as of December 31, 2008. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES:
Product	$17,389	$34,667
Service	794	928

Total revenues (2)	18,183	35,595

COST OF REVENUES:
Cost of product (1)	9,640	22,532
Cost of service (1)	648	713

Total cost of revenues	10,288	23,245

Gross profit	7,895	12,350

OPERATING EXPENSES:
Product development (1)	9,091	9,036
Sales and marketing (1)	5,722	6,005
General and administrative (1)	3,787	4,515

Total operating expenses	18,600	19,556

Loss from operations	(10,705)	(7,206)
Interest and other income, net	310	659
Interest expense on lease financing obligations	(425)	(274)

Loss before provision for income taxes	(10,820)	(6,821)
Income tax (benefit) expense	(255)	20

NET LOSS	$(10,565)	$(6,841)

Net loss per share:
Basic	$(0.26)	$(0.17)

Diluted	$(0.26)	$(0.17)

Shares used in computing net loss per share:
Basic	40,508	40,788

Diluted	40,508	40,788

(1)	Amounts include stock-based compensation costs as follows:

Cost of product	$332	$363
Cost of service	52	47
Product development	1,264	1,169
Sales and marketing	777	697
General and administrative	618	1,016

Total	$3,043	$3,292

(2)	Includes related party amounts of $1,289 and $1,316 for the three months ended March 31, 2009 and 2008, respectively. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(10,565)	$(6,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,606	2,117
Reduction of allowance for doubtful accounts	(6)	(15)
Reduction of (increase in) accrued investment income	(21)	542
Stock-based compensation	3,043	3,292
Change in operating assets and liabilities:
Accounts receivable	10,448	10,352
Inventories	(4,036)	(1,945)
Deferred cost of goods sold	(322)	2,662
Other current assets	1,709	(611)
Accounts payable	(1,045)	(4,184)
Accrued liabilities	(388)	504
Deferred revenues	440	(5,826)

Net cash provided by operating activities	863	47

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(28,919)	(10,629)
Proceeds from maturities and sales of available-for-sale short-term investments	19,368	23,082
Change in other long-term assets	19	15
Capital expenditures	(604)	(824)

Net cash provided by (used in) investing activities	(10,136)	11,644

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(349)	(688)
Proceeds from exercise of stock options	763	102
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(41)	(521)

Net cash provided by (used in) financing activities	373	(1,107)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(264)	312

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,164)	10,896
CASH AND CASH EQUIVALENTS:
Beginning of period	37,669	76,062

End of period	$28,505	$86,958

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$423	$270

Cash paid for income taxes	$163	$191

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2008 included in its Annual Report on Form 10-K.

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

•

The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 55% of net revenues for the quarter ended March 31, 2009 was derived from five customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and reduce their purchase orders from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Significant estimates and judgments are used for revenue recognition, stock-based compensation, allowance for doubtful accounts, inventory valuation, allowance for warranty costs, income taxes, and other loss contingencies. In order to determine the carrying values of assets and liabilities that are not readily apparent from other sources, the Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances. Actual results experienced by the Company may differ materially from management’s estimates.

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

Recently Issued Accounting Standards

With the exception of the items discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance, to the Company.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Positions (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments and No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporary impairments of debt securities, changes the existing impairment model for those securities, and modifies the presentation and frequency of related disclosures. FSP No. FAS 107-1 and APB 28-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. These FSPs are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt the FSPs in the second quarter of 2009. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

On January 1, 2009, the Company adopted the provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. These nonfinancial items include goodwill and other long-lived assets measured at fair value for purposes of conducting impairment tests. The adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on the Company’s financial position, results of operations, or cash flows.

2. Cash Equivalents and Investments

On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value in accordance with SFAS 157. The Company does not have any financial liabilities. The fair value of the Company’s financial assets was determined using the following inputs at March 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds(1)	$2,744	$2,744	$—	$—
Fixed income available-for-sale securities(2)	80,186	—	80,186	—

Total	$82,930	$2,744	$80,186	$—

The fair value of the Company’s financial assets was determined using the following inputs at December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$2,399	$2,399	$—	$—
Fixed income available-for-sale securities (2)	82,641	—	82,641	—

Total	$85,040	$2,399	$82,641	$—

(1)	Included in cash and cash equivalents in the Company’ condensed consolidated balance sheets

(2)	Included in either cash and cash equivalents or short-term investments in the Company’s condensed consolidated balance sheets

Of the $80.2 million of fixed income available-for-sale securities at March 31, 2009, approximately $21.0 million are classified as cash equivalents, while the remaining $59.2 million are classified as short-term investments. Of the $82.6 million of fixed income available-for-sale securities at December 31, 2008, approximately $33.0 million are classified as cash equivalents, while the remaining $49.6 million are classified as short-term investments. Cash equivalents consist of either investments with remaining maturities of three months or less at the date of purchase, or money market funds for which the carrying amount is a reasonable estimate of fair value.

As of March 31, 2009, the Company’s available-for-sale short-term investments had contractual maturities from four to twenty-four months and an average remaining term to maturity of four months. As of March 31, 2009, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. corporate securities:
Commercial paper	$4,996	$4,996	$—	$—
Corporate notes and bonds	1,727	1,737	10	—

	6,723	6,733	10	—
Foreign corporate notes and bonds	5,515	5,515	—	—
U.S. government and agency securities	46,906	46,939	34	1

Total investments in debt securities	$59,144	$59,187	$44	$1

3. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Net loss (Numerator):
Net loss, basic and diluted	$(10,565)	$(6,841)

Shares (Denominator):
Weighted average common shares outstanding	40,508	40,788

Shares used in basic computation	40,508	40,788
Common shares issuable upon exercise of stock options (treasury stock method)	—	—

Shares used in diluted computation	40,508	40,788

Net loss per share:
Basic	$(0.26)	$(0.17)

Diluted	$(0.26)	$(0.17)

For the three months ended March 31, 2009 and 2008, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, and performance shares excluded from this calculation for the three months ended March 31, 2009 and 2008 was 6,606,325, and 7,918,775, respectively.

4. Stockholders’ Equity and Employee Stock Option Plans:

Common Stock

In April 2008, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the quarter ended March 31, 2009, the Company did not repurchase any shares under the repurchase program. Since inception, the Company has repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of March 31, 2009, 2,250,000 shares were available for repurchase. The stock repurchase program will expire in April 2011.

Comprehensive Loss

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(10,565)	$(6,841)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(419)	690
Unrealized holding losses on available-for-sale securities	(32)	(66)

Comprehensive loss	$(11,016)	$(6,217)

Stock Award Activity

The total intrinsic value of options exercised during the three months ended March 31, 2009 was approximately $191,000. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The total fair value of share awards vested and released during the quarter ended March 31, 2009 was approximately $102,000. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Equity Compensation Expense for Share Awards with Financial- Based Performance Vesting Requirements

As of March 31, 2009, there were 119,148 non-vested share awards (with a grant date fair value of $1.0 million) that were subject to certain financial-based performance requirements that must be achieved before vesting can occur. Cumulative compensation expense of $215,000 through March 31, 2009 associated with 31,250 of these performance shares (with a grant date fair value of approximately $263,000) has been recognized assuming that those financial performance requirements will be achieved. If such requirements are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed. No compensation expense has been recognized associated with the remaining 87,898 share awards (with a grant date fair value of $778,000) as management does not currently expect the financial performance requirements for these awards will be met. During the quarter ended March 31, 2009, previously recognized compensation expense of $503,000 associated with these 87,898 share awards was reversed.

5. Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three months ended March 31, 2009 and 2008, the Company had five customers that accounted for a majority of its revenues: EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its LONWORKS® Infrastructure products in Europe, Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers), and Eltel Networks A/S (“Eltel”), Telvent Energia y Medioambiente SA (“Telvent”), and ES Elektrosandberg AB (“ES”), value added resellers of the Company’s NES products. For the three months ended March 31, 2009 and 2008, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended March 31,
	2009	2008
EBV	23.1%	15.2%
Eltel	21.6%	0.8%
Enel	5.4%	3.6%
ES	3.3%	26.1%
Telvent	1.2%	24.0%

Total	54.6%	69.7%

Of the percentage of sales made to EBV, approximately 1.7% and 0.1% for the three months ended March 31, 2009 and 2008, respectively, related to sales of components the Company sold to EBV, which EBV in turn sold to one of Enel’s third party meter manufacturers. Elsewhere in this document, those sales are reported as Enel Project revenues. The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2009. Please refer to Note 11, Related Parties, for additional information regarding the Company’s agreements with Enel.

6. Commitments and Contingencies:

Legal Actions

The Company recently received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against the Company, seeking the return of approximately $16.7 million in ordinary course of business payments received by the Company in payment for components sold by the Company to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meters manufacturers, and from time to time through January 2004, the Company sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project. The Company believes that the Italian claw back law is not applicable to its transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver are without merit.

From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of March 31, 2009, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

Line of Credit

The Company maintains a $10.0 million line of credit with its primary bank. As of March 31, 2009, the Company’s primary bank has issued, against the line of credit, a standby letter of credit totaling $35,000. Other than causing to have issued standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against standby letters of credit issued by the bank.

7. Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Purchased materials	$6,142	$6,844
Work-in-process	100	89
Finished goods	14,279	9,580

	$20,521	$16,513

8. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Accrued payroll and related costs	$2,872	$2,666
Accrued taxes	99	70
Customer deposits	555	643
Warranty reserve	817	849
Other accrued liabilities	621	825

	$4,964	$5,053

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2009 and December 31, 2008, long-lived assets of approximately $46.3 million and $47.5 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

The Company has three primary product lines: NES, LonWorks Infrastructure (“LWI”), and products and services sold to Enel. Summary revenue information by product line for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
NES	$5,739	$20,516
LWI	11,155	13,763
Enel	1,289	1,316

Total	$18,183	$35,595

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary revenue information by geography for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Americas	$4,118	$5,172
EMEA	11,912	27,720
APJ	2,153	2,703

Total	$18,183	$35,595

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.

10. Income Taxes:

The provision for income taxes for the three months ended March 31, 2009 and 2008 was ($255,000) and $20,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of federal and state alternative minimum taxes, foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits recorded in accordance with FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

As of March 31, 2009 and December 31, 2008, the Company had gross unrecognized tax benefits of approximately $4.2 million and $4.7 million, respectively, of which $883,000 and $1.0 million, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The $421,000 decrease in unrecognized tax benefits during the three months ended March 31, 2009, is primarily comprised of a $340,000 decrease due to the impact of foreign exchange rates on the December 31, 2008 balances and a $203,000 decrease due to the expiration of the statute of limitations in certain foreign jurisdictions, partially offset by a $122,000 increase due to tax positions expected to be taken in the current year.

The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2009 and December 31, 2008, the Company had $218,000 and $310,000, respectively, accrued for interest and penalties. The $92,000 reduction in accrued interest and penalties during the three months ended March 31, 2009 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.

11. Related Parties:

The law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, our Chairman and Chief Executive Officer, M. Kenneth Oshman, uses his private plane or charter aircraft for Company business for himself and any employees that accompany him. In August 2008, our Board of Directors approved a reimbursement arrangement whereby Echelon will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During the quarter ended March 31, 2009, we recognized a total of approximately $51,000 in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Consolidated Statements of Operations. The Audit Committee of the Company’s Board of Directors regularly reviews these reimbursements.

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

For each of the three months ended March 31, 2009 and 2008, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.3 million. As of March 31, 2009, and December 31, 2008, $2.3 million and $5.0 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

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

For the last several years, we have been investing heavily in the development of hardware and software products for the advanced metering infrastructure, or AMI, market. These AMI products are used by the electrical utility industry in their distribution and metering systems, and are components of what is commonly referred to as the “smart grid.” To date, we have generated revenues of approximately $145.2 million from these investments. We refer to this revenue as networked energy services, or NES, revenue. We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s Contatore Elettronico electricity meter management project in Italy. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We refer to all other revenue as LONWORKS Infrastructure, or LWI, revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

We have a history of losses and although we achieved profitability in past fiscal periods, we incurred a loss for the quarter ended March 31, 2009 as well as for the years ended December 31, 2008, 2007, and 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1, “Significant Accounting Policies” of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, which we filed with the Securities and Exchange Commission in March 2009, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our stock-based compensation, allowance for doubtful accounts, inventories, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

In most instances involving large-scale deployments, our NES system products are sold as part of multiple element arrangements, as that term is defined under AICPA Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended. These arrangements may include electricity meters and data concentrators (collectively, the “Hardware”); NES system software, for which a royalty is charged on a per-meter basis; post-contract customer support (“PCS”) for the NES system software; and extended warranties for the Hardware. These arrangements may require us to deliver Hardware over an extended period of time. In accordance with SOP 97-2, when the multiple element arrangement includes NES system software, we defer the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, we recognize revenues for the Hardware and NES system software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. We have established vendor specific objective evidence for the PCS on the NES system software, as well as for extended warranties on our NES Hardware products, based on stated renewal rates. These revenues are recognized ratably over the associated service period, which generally commences upon the latter of the delivery of all software, or the customer’s acceptance of any given Hardware shipment.

We account for the rights of return, price protection, rebates, and other sales incentives offered to distributors of our products in accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS No. 123R (“SFAS 123R”), Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense ratably over the requisite service period, which is the vesting period.

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

For options and stock-appreciation rights (“SARs”) granted prior to January 1, 2008, the expected term has been calculated using the simplified method as permitted under the Securities and Exchange Commission Staff Accounting Bulletin No. 107. Under the simplified method, the expected term is calculated by taking the average of the vesting term and the contractual term of the option. For options and SARs granted subsequent to December 31, 2007, the expected term has been calculated by applying a Monte Carlo simulation model that incorporates Echelon’s historical data on post-vest exercise activity and employee termination behavior. The expected volatility is based on both the historical volatility of the our common stock over the most recent period commensurate with the expected life of the option as well as on implied volatility calculated from the market traded options on our company’s stock. We base the risk-free interest rate that we use in the BSM option-pricing model on U.S. Treasury issues in effect at the time of equity compensation grant that have remaining terms similar to the expected term of the option. We have never paid cash dividends on our common stock, and do not anticipate paying cash dividends in the foreseeable future. Therefore, we use an expected dividend yield of zero in the BSM option-pricing model.

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

Certain of the stock-based compensation awards we issue vest upon the achievement of specific financial-based performance requirements. SFAS 123R requires us to estimate whether or not it is probable that these financial-based performance requirements will be met, and, in some cases, when they will be met. These estimates of future financial performance are based on the best information available at the time of grant, and each quarterly period thereafter until the awards are either earned or forfeited. During the quarter ended March 31, 2009, our management concluded that it was unlikely that the financial performance requirements for certain of these awards would be met, and accordingly, we reversed previously recognized compensation expense of $503,000 associated with these awards. Any changes we make to our estimates of future financial performance could have a material impact on the amount and timing of compensation expense associated with these awards.

There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and may materially affect the estimated fair value of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods, and assumptions. The BSM option-pricing model was developed for use in estimating the fair value of traded options that have no vesting or hedging restrictions and that are fully transferable, characteristics that are not present in our equity compensation grants.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions continue to worsen, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $317,000 as of March 31, 2009, and $323,000 as of December 31, 2008.

Inventory Valuation. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. In general, the evaluation for excess quantities includes analyses of historical sales levels by product and projections of future demand. Inventories on hand in excess of one year’s forecasted demand are generally deemed to be excess.

In performing the excess inventory analysis, management considers factors that are unique to each of our NES and LWI product lines. For our NES products, the analysis requires us to consider that NES customers procure specific meter types that meet their requirements. In other words, any given customer may require a meter that is “custom” to their specifications. Accordingly, management must make significant judgments not only as to which customers will buy how many meters (and associated data concentrators), but also which meter type(s) each customer will buy. In making these judgments, management uses the best sales forecast information available at the time. However, because future sales volumes for any given customer opportunity have the potential to vary significantly, actual results could be materially different from original estimates. This could increase our exposure to excess inventory for which we would need to record a reserve, thereby resulting in a potentially material negative impact to our operating results.

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

In addition to providing a reserve for excess inventories, we do not value inventories that we consider obsolete. We consider a product to be obsolete when one of several factors exists. These factors include, but are not limited to, our decision to discontinue selling an existing product, the product has been re-designed and we are unable to rework our existing inventory to update it to the new version, or our competitors introduce new products that make our products obsolete.

We adjust remaining inventory balances to approximate the lower of our cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $817,000 as of March 31, 2009, and $849,000 as of December 31, 2008.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three months ended March 31, 2009 and March 31, 2008:

	Three Months Ended March 31,
	2009	2008
Revenues:
Product	95.6%	97.4%
Service	4.4	2.6

Total revenues	100.0	100.0
Cost of revenues:
Cost of product	53.0	63.3
Cost of service	3.6	2.0

Total cost of revenues	56.6	65.3

Gross profit	43.4	34.7

Operating expenses:
Product development	50.0	25.4
Sales and marketing	31.5	16.8
General and administrative	20.8	12.7

Total operating expenses	102.3	54.9

Loss from operations	(58.9)	(20.2)
Interest and other income, net	1.7	1.8
Interest expense on lease financing obligations	(2.3)	(0.8)

Loss before provision for income taxes	(59.5)	(19.2)
Provision for income taxes	(1.4)	0.0

Net loss	(58.1)%	(19.2)%

Revenues

Total revenues

	Three Months Ended		2009 over	2009 over
(Dollars in thousands)	March 31, 2009	March 31, 2008	2008 $ Change	2008 % Change
Total revenues	$18,183	$35,595	$(17,412)	(48.9%)

The $17.4 million decrease in total revenues for the quarter ended March 31, 2009 as compared to the same period in 2008 was primarily the result of a $14.8 million decrease in NES revenues (see discussion below) and a $2.6 million decrease in LWI revenues (see discussion below).

NES revenues

	Three Months Ended		2009 over	2009 over
(Dollars in thousands)	March 31, 2009	March 31, 2008	2008 $ Change	2008 % Change
NES revenues	$5,739	$20,516	$(14,777)	(72.0%)

NES revenues generated during the quarters ended March 31, 2009 and 2008 were primarily related to large scale deployments of our NES system products. As of March 31, 2009 and 2008, approximately $5.0 million and $4.6 million, respectively, of NES revenue was deferred. Deferred revenues are generally recognized in future periods once all of the required criteria for revenue recognition have been met.

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

We also expect that some foreign utilities will require us to price our NES system in the respective utility’s local currency, which will expose us to foreign currency risk. The portion of our NES revenue transactions conducted in currencies other than the U.S. dollar, principally the European Euro and the Australian dollar, was about $9,000, or 0.2% for the quarter ended March 31, 2009, and about $116,000, or 0.6% for the quarter ended March 31, 2008. To date, we have not hedged any of these foreign currency risks. In most cases, in the event of a significant contract award, we intend to hedge this foreign currency risk so long as we can secure forward currency contracts that are reasonably priced and that are consistent with the scheduled deliveries for that project. In addition, we will face foreign currency exposures from the time we submit our foreign currency denominated bid until the award of a contract by the utility (the “bid to award” term). This bid to award term can often exceed several months. If a utility awards us a contract that gives the utility the right to exercise options for additional supply in the future, we would also be exposed to foreign currency risk until such time as these options, if any, were exercised. We may decide that it is too expensive to hedge the foreign currency risks during the bid to award term or for any unexercised options. Any resulting adverse foreign currency fluctuations could significantly harm our revenues, results of operations, and financial condition.

LWI revenues

	Three Months Ended		2009 over	2009 over
(Dollars in thousands)	March 31, 2009	March 31, 2008	2008 $ Change	2008 % Change
LWI revenues	$11,155	$13,762	$(2,607)	(18.9%)

Our LWI revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. The $2.6 million decrease in LWI revenue for the quarter ended March 31, 2009 as compared to the same period in 2008 was primarily due to decreases in LWI revenues in the EMEA and Americas regions, and to a lesser extent by a reduction in sales in the APJ region. Within the LWI family of products, the $2.6 million decrease was primarily attributable to a decrease in our power line transceiver and other control and connectivity products, partially offset by an increase in sales of our i.Lon products.

Our future LWI revenues will continue to be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our LWI products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our LWI revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 7.2% for the quarter ended March 31, 2009 and 6.0% for the same period in 2008. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, in the near future, the amount of our LWI revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel project revenues

	Three Months Ended		2009 over	2009 over
(Dollars in thousands)	March 31, 2009	March 31, 2008	2008 $ Change	2008 % Change
Enel project revenues	$1,289	$1,316	$(27)	(2.1%)

In October 2006, we entered into two new agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. The $1.3 million of Enel project revenue recognized during both quarters ended March 31, 2009 and 2008, respectively, related primarily to shipments under the new development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. The development and supply agreement expires in December 2011, and the software enhancement agreement expires in December 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

EBV revenues

	Three Months Ended		2009 over	2009 over
(Dollars in thousands)	March 31, 2009	March 31, 2008	2008 $ Change	2008 % Change
EBV revenues	$3,886	$5,376	$(1,490)	(27.7%)

Sales to EBV, our largest distributor and the primary independent distributor of our products in Europe, accounted for 23.1% of our total revenues for the quarter ended March 31, 2009 and 15.2% of our total revenues for the same period in 2008. The primary factor contributing to the $1.5 million decrease between the two quarters was a decrease in sales of our power line transceiver and other control and connectivity products.

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

Product revenues

	Three Months Ended		2009 over	2009 over
(Dollars in thousands)	March 31, 2009	March 31, 2008	2008 $ Change	2008 % Change
Product revenues	$17,389	$34,667	$(17,278)	(49.8%)

The $17.3 million decrease in product revenues for the quarter ended March 31, 2009 as compared to the same period in 2008 was primarily the result of a $15.0 million decrease in NES product revenues, a $2.5 million decrease in LWI product revenues, partially offset by a $210,000 increase in Enel Project related revenues.

Service revenues

	Three Months Ended		2009 over	2009 over
(Dollars in thousands)	March 31, 2009	March 31, 2008	2008 $ Change	2008 % Change
Service revenues	$794	$928	$(134)	(14.4%)

The $134,000 decrease in service revenues during the quarter ended March 31, 2009 as compared to the same period in 2008 was primarily due to a $236,000 decrease in custom software development revenues generated from the Enel Project, a $72,000 decrease in LWI training and customer support revenues, partially offset by a $174,000 increase in NES support revenues.

Gross Profit and Gross Margin

	Three Months Ended		2009 over	2009 over
(Dollars in thousands)	March 31, 2009	March 31, 2008	2008 $ Change	2008 % Change
Gross Profit	$7,895	$12,350	$(4,455)	(36.1%)
Gross Margin	43.4%	34.7%	—	8.7

Gross profit is equal to revenues less cost of goods sold. Cost of goods sold for product revenues includes direct costs associated with the purchase of components, subassemblies, and finished goods, as well as indirect costs such as allocated labor and overhead; costs associated with the packaging, preparation, and shipment of products; and charges related to excess and obsolete inventory reserves, warranty costs, and purchase price variances. Cost of goods sold for service revenues consists of employee-related costs such as salaries and fringe benefits as well as other direct and indirect costs incurred in providing training, customer support, and custom software development services. Gross margin is equal to gross profit divided by revenues.

The 8.7 percentage point increase in gross margin during the first quarter of 2009 was due primarily to the mix of revenues reported. During the quarter ended March 31, 2009, approximately 31.6% of our revenues were attributable to sales of our NES system products, 61.3% of our revenues were attributable to sales of our LWI products and services, and the remaining 7.1% was attributable to the Enel project. During the quarter ended March 31, 2008, approximately 57.6% of our revenues were attributable to sales of our NES system products, 38.7% of our revenues were attributable to sales of our LWI products and services, and the remaining 3.7% was attributable to the Enel project. In general, gross margins generated from sales of our NES system products are lower than those generated from both sales of our LWI products and services as well as sales made under the Enel Project. As a result, when NES revenues comprise a lower percentage of overall revenues, as they were during the quarter ended March 31, 2009, overall gross margins will be higher. Conversely, when NES revenues are higher as a percentage of overall revenues, as they were during the quarter ended March 31, 2008, overall gross margins will be lower. Also contributing to the quarter-over-quarter improvement in gross margins was the impact of improved gross margins in our NES product line as well as one-time favorable overhead absorption variances.

Partially offsetting the increase in gross margins during the first quarter of 2009 as compared to the same period in 2008 was the impact of reduced revenues on gross margins. As discussed above, a portion of our cost of goods sold relates to indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when revenues decrease, as they did in the quarter ended March 31, 2009 as compared to the same period in 2008, gross margins are negatively impacted.

Our future gross margins will continue to be affected by several factors, including, but not limited to: overall revenue levels; changes in the mix of products sold; periodic charges related to excess and obsolete inventories, warranty expenses, and purchase price variances; introductions of cost reduced versions of our NES and LWI products; changes in the average selling prices of the products we sell; and fluctuations in the level of indirect overhead spending that is capitalized in inventory. In addition, the impact of foreign exchange rate fluctuations may affect our gross margins in the future. We currently outsource the manufacturing of most of our products requiring assembly to contract electronic manufacturers (“CEMs”) located primarily in China. To the extent the dollar were to weaken against the Chinese currency, or other currencies used by our CEMs, our costs for the products they manufacture could rise, which would negatively affect our gross margins. Lastly, many of our products, particularly our NES products, contain significant amounts of certain commodities, such as copper and cobalt. Recently, prices for these commodities have been volatile, which in turn have caused fluctuations in the prices we pay for the products in which they are incorporated.

Operating Expenses

Product Development

	Three Months Ended		2009 over	2009 over
(Dollars in thousands)	March 31, 2009	March 31, 2008	2008 $ Change	2008 % Change
Product Development	$9,091	$9,036	$55	0.6%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

Sales and Marketing

	Three Months Ended		2009 over	2009 over
(Dollars in thousands)	March 31, 2009	March 31, 2008	2008 $ Change	2008 % Change
Sales and Marketing	$5,722	$6,005	$(283)	(4.7%)

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

The $283,000 decrease in sales and marketing expenses for the quarter ended March 31, 2009 as compared to the same period in 2008 was primarily due to reductions in fees paid to third parties related to sales and marketing activities and marketing expenses. Also contributing to the decrease was the impact of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen. Approximately $223,000 of the $283,000 quarter-over-quarter decrease was the result of these foreign currency exchange rate fluctuations.

Our future sales and marketing expenses will continue to be affected by fluctuations in exchange rates between the U.S. dollar and the foreign currencies where we operate. If the United States dollar were to weaken against these currencies, our sales and marketing expenses could increase. Conversely, if the dollar were to strengthen against these currencies, it would have a favorable impact on our sales and marketing expenses.

General and Administrative

	Three Months Ended		2009 over	2009 over
(Dollars in thousands)	March 31, 2009	March 31, 2008	2008 $ Change	2008 % Change
General and Administrative	$3,787	$4,515	$(728)	(16.1%)

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $728,000 decrease in general and administrative expenses during the quarter ended March 31, 2009 as compared to the same period in 2008 was primarily attributable to a $398,000 decrease in non-cash equity compensation expense, and to a lesser extent, by decreases in fees paid to our independent accountants and other third party service providers.

Interest and Other Income, Net

	Three Months Ended		2009 over	2009 over
(Dollars in thousands)	March 31, 2009	March 31, 2008	2008 $ Change	2008 % Change
Interest and Other Income, Net	$310	$659	$(349)	(53.0%)

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

The $349,000 decrease in interest and other income, net during the quarter ended March 31, 2009 as compared to the same period in 2008 was primarily attributable to a $808,000 decrease in interest income between the two periods. The reduction in interest income is primarily the result of a reduction in our average invested cash balance between the periods coupled with reductions in the weighted average yield on our investment portfolio.

Partially offsetting the quarter-over-quarter decline in interest income was a $498,000 increase in foreign currency translation gains. In accordance with SFAS No. 52, Foreign Currency Translation, we account for foreign currency translation gains and losses associated with our short-term intercompany balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, as it did during the first quarter of 2009, the resulting translation gains favorably impact other income.

Future interest and other income, net will continue to be affected by the average amount of our invested cash balance, the weighted average yield on our investment portfolio, and fluctuations in the exchange rates between the United States dollar and the currencies in which we maintain our short-term intercompany balances, principally the European Euro and the British Pound Sterling.

Interest Expense on Lease Financing Obligations

	Three Months Ended		2009 over	2009 over
(Dollars in thousands)	March 31, 2009	March 31, 2008	2008 $ Change	2008 % Change
Interest Expense on Lease Financing Obligations	$425	$274	$151	55.1%

The monthly rent payments we make to our lessor under the lease agreements for our San Jose headquarters site are recorded in our financial statements partially as land lease expense, with the remainder being allocated to principal and interest on the financing liability. “Interest expense on lease financing obligations” reflects the portion of our monthly lease payments that is allocated to interest expense.

The $151,000 increase in interest expense on lease financing obligations during the quarter ended March 31, 2009 as compared to the same period in 2008 was a result of the June 2008 building lease extension. The extension had the effect of increasing the amount of our monthly payment attributable to interest expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of these future payments will be allocated to principal repayment and less will be allocated to interest expense.

Income Tax (Benefit) Expense

	Three Months Ended		2009 over	2009 over
(Dollars in thousands)	March 31, 2009	March 31, 2008	2008 $ Change	2008 % Change
Income Tax (Benefit) Expense	$(255)	$20	$(275)	(1,375.0%)

The provision for income taxes for the quarters ended March 31, 2009 and 2008 was ($255,000) and $20,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits recorded in accordance with FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. The income tax benefit recorded during the quarter ended March 31, 2009 was primarily due to the expiration of the statute of limitations in certain foreign jurisdictions.

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

In addition, we lease facilities under operating leases for our sales, marketing, and product development personnel located elsewhere within the United States and in ten foreign countries throughout Europe and Asia, including a land lease for accounting purposes associated with our corporate headquarters facilities. These operating leases expire on various dates through 2020, and in some instances are cancelable with advance notice. Lastly, we also lease certain equipment and, for some of our sales personnel, automobiles. These operating leases are generally less than five years in duration.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our consolidated statements of income, was approximately $118,000 during the quarter ended March 31, 2009, and $133,000 for the same period in 2008.

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

To date, such provisions have been immaterial, and we believe that, as of March 31, 2009, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

Legal Actions. We recently received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), has filed a lawsuit under an Italian “claw back” law in Padua, Italy against us, seeking the return of approximately $16.7 million in ordinary course of business payments received by us in payment for components we sold to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meters manufacturers, and from time to time through January 2004, we sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project. We believe that the Italian claw back law is not applicable to our transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver are without merit.

From time to time, in the ordinary course of business, we may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of March 31, 2009, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through March 31, 2009, we raised $292.2 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

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

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the new stock repurchase program during the quarter ended March 31, 2009. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of March 31, 2009, 2,250,000 shares were available for repurchase. The stock repurchase program will expire in April 2011.

The following table presents selected financial information as of March 31, 2009, and for each of the last three fiscal years (dollars in thousands):

	March 31,	December 31,
	2009	2008	2007	2006
Cash, cash equivalents, and short-term investments	$87,691	$87,316	$107,190	$124,157
Trade accounts receivable, net	13,016	23,480	33,469	13,918
Working capital	102,192	108,811	126,711	129,521
Stockholders’ equity	125,316	132,571	153,211	153,663

As of March 31, 2009, we had $87.7 million in cash, cash equivalents, and short-term investments, an increase of $375,000 as compared to December 31, 2008. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels, adjustments for non-cash charges such as stock-based compensation, depreciation, amortization, and in-process research and development charges, as well as fluctuations in operating asset and liability balances. Net cash provided by operating activities was $863,000 for the quarter ended March 31, 2009, an increase of approximately $816,000 from the same period in 2008. During the quarter ended March 31, 2009, net cash provided by operating activities was primarily the result of changes in our operating assets and liabilities of $6.8 million, stock-based compensation expenses of $3.0 million, and depreciation and amortization expense of $1.6 million, partially offset by our net loss of $10.6 million. During the quarter ended March 31, 2008, net cash provided by operating activities was primarily the result of stock-based compensation expenses of $3.3 million, depreciation and amortization expense of $2.1 million, a reduction in our accrued investment income of $542,000, and changes in our operating assets and liabilities of $952,000, partially offset by our net loss of $6.8 million.

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used in investing activities was $10.1 million for the quarter ended March 31, 2009, a $21.8 million increase from the same period in 2008. During the quarter ended March 31, 2009, net cash used in investing activities was primarily the result of purchases of available-for-sale short-term investments of $28.9 million and capital expenditures of $604,000, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $19.4 million. During the quarter ended March 31, 2008, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $23.1 million, partially offset by purchases of available-for-sale short-term investments of $10.6 million and capital expenditures of $824,000.

Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash provided by financing activities was $373,000 for the quarter ended March 31, 2009, a $1.5 million increase over the same period in 2008. During the quarter ended March 31, 2009, net cash provided by financing activities was primarily the result of proceeds of $763,000 from the exercise of stock options by our employees, partially offset by $349,000 in principal payments on our building lease financing obligations and $41,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options. During the quarter ended March 31, 2008, net cash used in financing activities was primarily the result of $688,000 in principal payments on our building lease financing obligations and $521,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options, partially offset by proceeds of $102,000 from the exercise of stock options by our employees.

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

We maintain a $10.0 million line of credit with our primary bank. As of March 31, 2009, our primary bank has issued, against the line of credit, a standby letter of credit totaling $35,000. Other than causing to have issued standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

We currently expect that our combined cash, cash equivalent, and short-term investment balance will decline during the remainder of 2009. We expect that cash requirements for our payroll and other operating costs will continue at about existing levels. We also expect that we will continue to acquire capital assets such as computer systems and related software, office and manufacturing equipment, furniture and fixtures, and leasehold improvements, as the need for these items arises. Furthermore, our cash reserves may be used to strategically acquire other companies, products, or technologies that are complementary to our business. In addition, any continued weakening of economic conditions, or changes in our planned cash outlay, could also negatively affect our existing cash, cash equivalents, and investment balances. However, based on our current business plan and revenue prospects, we believe that our existing cash and short-term investment balances will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed later in this discussion in the section titled “Factors That May Affect Future Results of Operations.” In the unlikely event that we would require additional financing within this period, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2009, and the years ended December 31, 2008, 2007, and 2006, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, our Chairman and Chief Executive Officer, M. Kenneth Oshman, uses his private plane or charter aircraft for Company business for himself and any employees that accompany him. In August 2008, our Board of Directors approved a reimbursement arrangement whereby our company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During the quarter ended March 31, 2009, we recognized a total of approximately $51,000 in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Audit Committee of the Company’s Board of Directors regularly reviews these reimbursements.

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

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. As of April 30, 2009, a representative of Enel had not been appointed to our board.

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

During both the quarters ended March 31, 2009 and 2008, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.3 million. As of March 31, 2009, and December 31, 2008, $2.3 million and $5.0 million, respectively, of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

RECENTLY ISSUED ACCOUNTING STANDARDS

See the section entitled “Recent Accounting Pronouncements” in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a full description of recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. Recent turmoil in the worldwide financial markets, and the present economic slowdown and the uncertainty over its breadth, depth and duration will continue to put pressure on the global economy and have a negative effect on our business. Further, the recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets are causing the current economic recession in the United States and around the world to continue.

While we currently do not depend on access to the credit markets to finance our operations, there can be no assurance that the deterioration in financial markets will not impair our ability to obtain financing in the future, including, but not limited to, our ability to draw on funds under our existing credit facilities or our ability to incur indebtedness if that became necessary. In addition, there could be a number of follow-on effects from the credit crisis on our business, including insolvency of certain of our key customers, which could impair our distribution channels, and result in the inability of our customers to obtain credit to finance purchases of our products. Also, the recently enacted U.S. economic stimulus legislation may also cause potential customers to delay their deployments until they can determine whether and when the economic incentives may become available to them under the legislation.

This uncertainty about future economic and political conditions makes it difficult for us to forecast operating results and to make decisions about future investments. If economic activity in the United States and other countries’ economies remains weak, many customers may delay, reduce, or even eliminate their purchases of networking technology products. This could result in reductions in sales of our products, longer sales cycles, slower adoption of our technologies, increased price competition, and increased exposure to excess and obsolete inventory. For example, distributors could decide to reduce inventories of our products. Also, the inability to obtain credit could cause a utility to postpone its decision to move forward with a large scale deployment of our NES system. If conditions in the global economy, U.S. economy or other key vertical or geographic markets we serve remain uncertain or weaken further, we would experience material negative impacts on our business, financial condition, results of operations, cash flow, capital resources, and liquidity.

Our NES revenues may not be predictable.

We and our partners sell our NES system to utilities. For several reasons, sales cycles with utility companies are generally extended and unpredictable. Utilities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending. In addition, in many instances, a utility may require one or more field trials of an automated meter infrastructure (AMI) system (such as one based on our NES system) before moving to a volume deployment. There is also generally an extended development and integration effort required in order to incorporate a new technology into a utility’s existing infrastructure. In addition, in the U.S., utilities may delay deployments while they seek incentives under the U.S. economic stimulus legislation. A number of other factors may also need to be addressed before the utility decides to engage in a full-scale deployment of our NES system, including:

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

Our future success will depend significantly on our ability to timely manufacture our products cost effectively, in sufficient volumes, and in accordance with quality standards. For most of our products requiring assembly, we rely on a limited number of contract electronic manufacturers (CEMs), principally Jabil and TYCO. These CEMs procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks, including reduced control over quality, costs, delivery schedules, availability of materials, components, finished products, and manufacturing yields. In addition, CEMs can experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers.

We also maintain manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products, including those used in our NES system. The Neuron Chip, which is an important component that we and our customers use in control network devices, is currently manufactured and distributed by two providers, Toshiba and Cypress Semiconductor. Toshiba has informed us that it does not intend to renew its Neuron Chip agreement with us when it expires in January 2010. However, we have agreed with Toshiba that Toshiba will continue to accept orders for Neuron Chips from its customers through September 2011 for deliveries through December 2012. In the meantime, we are working closely with Toshiba to provide a smooth migration path for Toshiba’s customers using our new Neuron 5000 processor, which we intend to purchase from Open-Silicon. Another semiconductor supplier, STMicroelectronics, manufactures our power line smart transceiver products, for which we have no alternative source. In addition, we currently purchase several key products and components from sole or limited source suppliers with which we do not maintain signed agreements that would obligate them to supply to us on negotiated terms.

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

We may also elect to change any of these key suppliers. For example, we are currently in the final stages of ending our relationship with a former CEM partner, Flextronics. As part of this transition, we have moved the production of products Flextronics built for us to alternative CEMs. We have also been required to purchase certain raw material and in-process inventory from Flextronics that Flextronics procured in anticipation of our production requirements. In addition, if any of our key suppliers were to stop manufacturing our products or supplying us with our key components, it could be expensive and time consuming to find a replacement. Also, as our NES business grows, we will be required to expand our business with our key suppliers or find additional sources of supply, as we have recently done with Jabil. There is no guarantee that we would be able to find acceptable alternative or additional sources. Additional risks that we face if we must transition between CEMs include:

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

Competitors for our NES system products include Aclara, Elster, Enel, GE, IBM, Iskraemeco, Itron/Actaris, the Landis+Gyr group of companies, Siemens, and Silver Spring Networks, which directly or through IT integrators such as IBM or telecommunications companies such as Telenor, offer metering systems that compete with our NES system offering.

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

Our products may contain or may be alleged to contain undetected errors or failures when first introduced, as new versions are released, or as a result of the manufacturing or shipping process. In addition, our customers or their installation partners may improperly install or implement our products, which could delay completion of a deployment or hinder our ability to win a subsequent award. Furthermore, because of the low cost and interoperable nature of our products, LONWORKS technology could be used in a manner for which it was not intended.

Even if we determine that an alleged error or failure in our products does not exist, we may incur expense and shipments and revenue may be delayed while we analyze the alleged error or failure. If errors or failures are found in our products, we may not be able to successfully correct them in a timely manner, or at all. Such errors or failures could delay our product shipments and divert our engineering resources while we attempt to correct them. In addition, we could decide to extend the warranty period, or incur other costs outside of our normal warranty coverage, to help address any known errors or failures in our products and mitigate the impact on our customers. This could delay our revenues and increase our expenses.

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

We have operations located in ten countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 77.4% of our total net revenues for the quarter ended March 31, 2009, and 85.5% of our total net revenues for the same period in 2008. We expect that international sales will continue to constitute a significant portion of our total net revenues.

Changes in the value of currencies in which we conduct our business relative to the U.S. dollar have caused and could continue to cause fluctuations in our reported financial results. The three primary areas where we are exposed to foreign currency fluctuations are revenues, cost of goods sold, and operating expenses.

In general, we sell our products to foreign customers primarily in U.S. dollars. As such, fluctuations in exchange rates have had in the past and could continue to have an impact on revenues. As the value of the dollar rises, our products will become more expensive to our foreign customers, which could result in their decision to postpone or cancel a planned purchase.

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

•

the burdens of complying with a wide variety of foreign laws, the applicability of foreign laws that could affect our business or revenues, such as laws that purport to require that we return payments that we received from insolvent customers in certain circumstances; and unexpected changes in regulatory requirements, tariffs, and other trade barriers;

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

•

results of impairment tests for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and impairment charges required under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, may negatively affect our earnings and financial condition.

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

As of April 30, 2009, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 28.6% of our outstanding stock.

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

Any outbreak of a widespread communicable disease pandemic, such as the recent outbreak of the H1N1 influenza virus or the SARS epidemic of 2003, could similarly impact our operations. Such impact could include, among other things, the inability for our sales and operations personnel located in affected regions to travel and conduct business freely, the impact any such disease may have on one or more of the distributors for our products in those regions, and increased supply chain costs. Additionally, any future health-related disruptions at our third-party contract manufacturers or other key suppliers could affect our ability to supply our customers with products in a timely manner, which would harm our results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have not experienced any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2008.

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments to hedge these exposures.

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at March 31, 2009 and December 31, 2008, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at March 31, 2009, and December 31, 2008, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Factors That May Affect Future Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2008 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the new stock repurchase program during the quarter ended March 31, 2009. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of March 31, 2009, 2,250,000 shares were available for repurchase. The new stock repurchase program will expire in April 2011.

The following table provides information about the repurchase of our common stock during the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-January 31	17,481	$7.91	—	2,250,000
February 1-February 28	1,056	$6.42	—	2,250,000
March 1-March 31	95,710	$6.58	—	2,250,000

Total	114,247	$6.79	—	2,250,000

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: May 8, 2009	By:	/s/ Oliver R. Stanfield
Oliver R. Stanfield,
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.