Form 10-Q
period 2009-06-30
ECHELON CORP
filed 2009-08-04
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, 40,705,965 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,536	$37,669
Short-term investments	70,953	49,647
Accounts receivable, net (1)	13,285	23,480
Inventories	19,382	16,513
Deferred cost of goods sold	2,571	2,482
Other current assets	3,233	4,707

Total current assets	120,960	134,498

Property and equipment, net	38,114	40,574
Goodwill	8,436	8,417
Other long-term assets	992	2,028

Total assets	$168,502	$185,517

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,172	$10,675
Accrued liabilities	4,738	5,053
Current portion lease financing obligations	1,519	1,439
Deferred revenues	8,351	8,520

Total current liabilities	21,780	25,687

LONG-TERM LIABILITIES:
Lease financing obligations, net of current portion	24,603	25,350
Other long-term liabilities	1,570	1,909

Total long-term liabilities	26,173	27,259

STOCKHOLDERS’ EQUITY:
Common stock	439	437
Additional paid-in capital	321,402	313,549
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	996	784
Accumulated deficit	(174,158)	(154,069)

Total stockholders’ equity	120,549	132,571

Total liabilities and stockholders’ equity	$168,502	$185,517

(1)	Includes related party amounts of $643 as of June 30, 2009 and $4,970 as of December 31, 2008. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Product	$21,836	$31,466	$39,225	$66,133
Service	810	691	1,604	1,619

Total revenues(2)	22,646	32,157	40,829	67,752

Cost of revenues:
Cost of product (1)	12,259	18,751	21,899	41,283
Cost of service (1)	601	675	1,249	1,388

Total cost of revenues	12,860	19,426	23,148	42,671

Gross profit	9,786	12,731	17,681	25,081

Operating expenses:
Product development (1)	8,642	9,402	17,733	18,438
Sales and marketing (1)	5,655	6,162	11,377	12,167
General and administrative (1)	4,086	4,721	7,873	9,236

Total operating expenses	18,383	20,285	36,983	39,841

Loss from operations	(8,597)	(7,554)	(19,302)	(14,760)
Interest and other income (expense), net	(377)	519	(67)	1,178
Interest expense on lease financing obligations	(419)	(265)	(844)	(539)

Loss before provision for income taxes	(9,393)	(7,300)	(20,213)	(14,121)
Income tax (benefit) expense	131	74	(124)	94

Net loss	$(9,524)	$(7,374)	$(20,089)	$(14,215)

Net loss per share:
Basic	$(0.23)	$(0.18)	$(0.50)	$(0.35)

Diluted	$(0.23)	$(0.18)	$(0.50)	$(0.35)

Shares used in computing net loss per share:
Basic	40,658	40,774	40,583	40,781

Diluted	40,658	40,774	40,583	40,781

(1) Amounts include stock-based compensation costs as follows:
Cost of product	$348	$390	$680	$753
Cost of service	41	47	93	94
Product development	1,513	1,532	2,777	2,701
Sales and marketing	880	746	1,657	1,443
General and administrative	1,258	1,102	1,876	2,118

Total	$4,040	$3,817	$7,083	$7,109

(2)

Includes related party amounts of $1,702 and $1,598 for the three months ended June 30, 2009 and 2008, respectively, and $2,991 and $2,915 for the six months ended June 30, 2009 and 2008, respectively. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(20,089)	$(14,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,201	4,255
Reduction of allowance for doubtful accounts	(17)	(44)
Loss on disposal of fixed assets	2	—
Reduction of (increase in) accrued investment income	(2)	650
Stock-based compensation	7,083	7,109
Change in operating assets and liabilities:
Accounts receivable	10,197	18,279
Inventories	(2,889)	(4,600)
Deferred cost of goods sold	(90)	2,291
Other current assets	1,487	(1,986)
Accounts payable	(3,129)	(3,189)
Accrued liabilities	(622)	576
Deferred revenues	(214)	(4,844)
Deferred rent	9	(14)

Net cash provided by (used in) operating activities	(5,073)	4,268

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(64,857)	(30,507)
Proceeds from maturities and sales of available-for-sale short-term investments	43,504	33,104
Change in other long-term assets	1,026	(22)
Capital expenditures	(1,069)	(2,038)

Net cash provided by (used in) investing activities	(21,396)	537

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(711)	(1,118)
Proceeds from exercise of stock options	1,018	1,209
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(229)	(717)
Repurchase of common stock under stock repurchase program	—	(2,634)

Net cash provided by (used in) financing activities	78	(3,260)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	258	270

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,133)	1,815

CASH AND CASH EQUIVALENTS:
Beginning of period	37,669	76,062

End of period	$11,536	$77,877

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$840	$606

Cash paid for income taxes	$226	$422

Noncash investing and financing information – Increase in property and equipment and related lease financing obligation due to lease extension	$—	$12,526

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

The Company has evaluated subsequent events through August 4, 2009, the date which these financial statements were both available to be issued and were issued.

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

•

The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 56% of net revenues for the three and six months ended June 30, 2009, was derived from seven customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and reduce their purchase orders from the Company, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers were unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Significant estimates and judgments are used for revenue recognition, stock-based compensation, allowance for doubtful accounts, inventory valuation, allowance for warranty costs, and other loss contingencies. In order to determine the carrying values of assets and liabilities that are not readily apparent from other sources, the Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances. Actual results experienced by the Company may differ materially from management’s estimates.

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

Recently Issued Accounting Standards

With the exception of the items discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance, to the Company.

On January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards Board (“FASB”) No. 157 (“SFAS 157”), Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. These nonfinancial items include goodwill and other long-lived assets measured at fair value for purposes of conducting impairment tests. On April 1, 2009, the Company adopted the provisions of FASB Staff Positions (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. The adoption of SFAS 157 and FSP FAS 157-4 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

On April 1, 2009, the Company adopted the provisions of FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments and FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporary impairments of debt securities, changes the existing impairment model for those securities, and modifies the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of these FSPs did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2009 the FASB issued and the Company adopted SFAS No. 165 (“SFAS 165”), Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS 165 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is applicable for interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on the Company’s financial position, results of operations, or cash flows. However, upon adoption, all current references to FASB accounting standards will be replaced with references to the applicable codification sections.

2. Financial Instruments

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

On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value in accordance with SFAS 157. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at June 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$5,549	$5,549	$—	$—
Fixed income available-for-sale securities (2)	70,953	—	70,953	—

Total	$76,502	$5,549	$70,953	$—

The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$2,399	$2,399	$—	$—
Fixed income available-for-sale securities (2)	82,641	—	82,641	—

Total	$85,040	$2,399	$82,641	$—

(1)	Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets
(2)	Included in either cash and cash equivalents or short-term investments in the Company’s condensed consolidated balance sheets

All of the $71.0 million of fixed income available-for-sale securities at June 30, 2009 are classified as short-term investments. Of the $82.6 million of fixed income available-for-sale securities at December 31, 2008, approximately $33.0 million are classified as cash equivalents, while the remaining $49.6 million are classified as short-term investments. Cash equivalents consist of either investments with remaining maturities of three months or less at the date of purchase, or money market funds for which the carrying amount is a reasonable estimate of fair value.

As of June 30, 2009, the Company’s available-for-sale short-term investments had contractual maturities from three to eleven months and an average remaining term to maturity of three months. As of June 30, 2009, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. corporate commercial paper	$5,000	$5,000	$—	$—
U.S. government and agency securities	65,927	65,953	26	—

Total investments in debt securities	$70,927	$70,953	$26	$—

For investments in debt securities with unrealized losses, the Company considers whether any of the impairment is due to credit losses. Any unrealized losses due to credit losses are recognized in earnings. Unrealized losses due to other factors are recorded in other comprehensive income (loss) unless the Company intends to sell the investment prior to recovery of its amortized cost or it is more likely than not that the Company will be required to sell the investment before recovery. As of June 30, 2009, none of the Company’s investments had any material unrealized losses.

3. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months and six months ended June 30, 2009 and June 30, 2008 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss (Numerator):
Net loss, basic & diluted	$(9,524)	$(7,374)	$(20,089)	$(14,215)

Shares (Denominator):
Weighted average common shares outstanding	40,658	40,774	40,583	40,781

Shares used in basic computation	40,658	40,774	40,583	40,781
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—

Shares used in diluted computation	40,658	40,774	40,583	40,781

Net loss per share:
Basic	$(0.23)	$(0.18)	$(0.50)	$(0.35)

Diluted	$(0.23)	$(0.18)	$(0.50)	$(0.35)

For the three and six months ended June 30, 2009 and 2008, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, and restricted stock units excluded from this calculation for the three and six months ended June 30, 2009 and 2008 was 7,561,629 and 8,431,216, respectively.

4. Stockholders’ Equity and Employee Stock Option Plans

Common Stock

In April 2008, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the quarter ended June 30, 2009, the Company did not repurchase any shares under the repurchase program. Since inception, the Company has repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of June 30, 2009, 2,250,000 shares were available for repurchase. The stock repurchase program will expire in April 2011.

Comprehensive Loss

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(9,524)	$(7,374)	$(20,089)	$(14,215)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	680	(184)	261	506
Unrealized holding loss on available-for-sale securities	(17)	(44)	(49)	(110)

Comprehensive loss	$(8,861)	$(7,602)	$(19,877)	$(13,819)

Stock Award Activity

The total intrinsic value of options exercised during the three and six months ended June 30, 2009 was approximately $18,000 and $209,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the awards.

The total fair value of performance shares vested and released during the three and six months ended June 30, 2009 was approximately $706,000 and $807,000, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Equity Compensation Expense for Share Awards with Financial-Based Performance Vesting Requirements

As of June 30, 2009, there were 245,337 non-vested share awards (with a grant date fair value of approximately $2.0 million) that were subject to certain financial-based performance requirements that must be achieved before vesting can occur. Of these 245,337 non-vested share awards, 31,250 (that were issued in October 2006 with a grant date fair value of approximately $263,000) contain financial-based performance conditions that must be achieved by October 2010; 87,898 (that were issued in February 2007 with a grant date fair value of approximately $778,000) contain financial-based performance conditions that must be achieved by February 2010; and the remaining 126,189 share awards (that were issued in May 2009 with a grant date fair value of approximately $943,000) contain financial-based performance conditions that must be achieved by May 2014.

Through June 30, 2009, cumulative compensation expense of $220,000 and $60,000 associated with the 31,250 share awards granted in October 2006 and the 126,189 share awards granted in May 2009, respectively, has been recognized assuming that the associated financial performance requirements will be achieved. If such requirements are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed. No compensation expense has been recognized associated with the remaining 87,898 share awards granted in February 2007 as management does not currently expect the financial performance requirements for these awards will be met. During the six months ended June 30, 2009, previously recognized compensation expense of $503,000 associated with these 87,898 share awards was reversed.

5. Significant Customers

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and six months ended June 30, 2009 and 2008, the Company had seven customers that accounted for a majority of its revenues: EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its LONWORKS® Infrastructure products in Europe; Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers); Duke Energy Corporation (“Duke”), a U.S. utility company; and Eltel Networks A/S (“Eltel”), Telvent Energia y Medioambiente SA (“Telvent”), Limited Liability Company Engineering Center ENERGOAUDITCONTROL (“EAC”), and ES Elektrosandberg AB (“ES”), value added resellers of the Company’s NES products. For the three and six months ended June 30, 2009 and 2008, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Eltel	23.1%	0.1%	22.4%	0.5%
EBV	15.1%	17.2%	18.7%	16.2%
Enel	7.3%	4.1%	6.4%	3.8%
EAC	5.3%	14.6%	2.9%	8.0%
Telvent	2.9%	5.6%	2.1%	15.3%
ES	1.2%	23.1%	2.1%	24.7%
Duke	0.6%	5.9%	0.8%	3.6%

Total	55.5%	70.6%	55.4%	72.1%

Of the percentage of sales made to EBV, approximately 0.2% and 0.9% for the three and six months ended June 30, 2009, respectively, and approximately 0.9% and 0.5% for the three and six months ended June 30, 2008, respectively, related to sales of components the Company sold to EBV, which EBV in turn sold to one of Enel’s third party meter manufacturers. Elsewhere in this document, those sales are reported as Enel Project revenues. The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2009. Please refer to Note 11, Related Parties, for additional information regarding the Company’s agreements with Enel.

6. Commitments and Contingencies

Legal Actions

In April 2009, the Company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against the Company, seeking the return of approximately $16.7 million in ordinary course of business payments received by the Company in payment for components sold by the Company to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meters manufacturers, and from time to time through January 2004, the Company sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project. The Company believes that the Italian claw back law is not applicable to its transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver are without merit.

From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of June 30, 2009, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

Line of Credit

The Company maintains a $10.0 million line of credit with its primary bank. As of June 30, 2009, the Company’s primary bank has issued, against the line of credit, a standby letter of credit totaling $35,000. Other than causing to have issued standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against standby letters of credit issued by the bank.

7. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Purchased materials	$5,752	$6,844
Work-in-process	46	89
Finished goods	13,584	9,580

	$19,382	$16,513

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Accrued payroll and related costs	$2,745	$2,666
Warranty reserve	1,118	849
Accrued taxes	112	70
Customer deposits	341	643
Other accrued liabilities	422	825

	$4,738	$5,053

9. Segment Disclosure

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2009 and December 31, 2008, long-lived assets of approximately $44.0 million and $47.5 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

The Company has three primary product lines: NES, LonWorks Infrastructure (“LWI”), and products and services sold to Enel. Summary revenue information by product line for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NES	$9,998	$16,623	$15,737	$37,140
LWI	10,946	13,936	22,101	27,698
Enel	1,702	1,598	2,991	2,914

Total	$22,646	$32,157	$40,829	$67,752

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary revenue information by geography for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Americas	$4,528	$7,102	$8,646	$12,274
EMEA	15,560	22,879	27,472	50,599
APJ	2,558	2,176	4,711	4,879

Total	$22,646	$32,157	$40,829	$67,752

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.

10. Income Taxes

The provision for income taxes for the three months ended June 30, 2009 and 2008 was $131,000 and $74,000, respectively. The provision (benefit) for income taxes for the six months ended June 30, 2009 and 2008 was ($124,000) and $94,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits recorded in accordance with FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

As of June 30, 2009 and December 31, 2008, the Company had gross unrecognized tax benefits of approximately $4.7 million, of which $882,000 and $1.0 million, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2009 and December 31, 2008, the Company had $239,000 and $310,000, respectively, accrued for interest and penalties.

11. Related Parties

The law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, the Company’s Chairman and Chief Executive Officer, M. Kenneth Oshman, uses his private plane or charter aircraft for company business for himself and any employees that accompany him. In August 2008, the Company’s Board of Directors approved a reimbursement arrangement whereby the Company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During the three and six months ended June 30, 2009, the Company recognized a total of approximately $80,000 and $130,000, respectively, in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Audit Committee of the Company’s Board of Directors regularly reviews these reimbursements.

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

For the three months ended June 30, 2009 and 2008, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.7 million and $1.6 million, respectively. For the six months ended June 30, 2009 and 2008, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $3.0 million and $2.9 million, respectively. As of June 30, 2009, and December 31, 2008, $643,000 and $5.0 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

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

OVERVIEW

Echelon Corporation was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. We are based in San Jose, California, and maintain offices in ten foreign countries throughout Europe and Asia. We develop, market, and sell system and network infrastructure products that enable everyday devices — such as air conditioners, appliances, electricity meters, light switches, thermostats, and valves — to be made smart and inter-connected. Working together, products and systems equipped with our technology can monitor and save energy, lower costs, improve productivity, and enhance service, quality, safety and convenience. We offer these hardware and software products and related services to OEMs and systems integrators in the building, industrial, transportation, utility/home, and other automation markets.

For the last several years, we have been investing heavily in the development of hardware and software products for the advanced metering infrastructure, or AMI, market. These AMI products are used by the electric utility industry in their distribution and metering systems, and are components of what is commonly referred to as the “smart grid.” To date, we have generated revenues of approximately $155.2 million from these investments. We refer to this revenue as networked energy services, or NES, revenue. We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s Contatore Elettronico electricity meter management project in Italy. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We refer to all other revenue as LONWORKS Infrastructure, or LWI, revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

We have a history of losses and although we achieved profitability in past fiscal periods, we incurred a loss for the three and six months ended June 30, 2009 as well as for the years ended December 31, 2008, 2007, and 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1, “Significant Accounting Policies” of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, which we filed with the Securities and Exchange Commission in March 2009, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our stock-based compensation, allowance for doubtful accounts, inventory valuation, allowance for warranty costs, and other commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

In most instances involving large-scale deployments, our NES system products are sold as part of multiple element arrangements, as that term is defined under AICPA Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended. These arrangements may include electricity meters and data concentrators (collectively, the “Hardware”); NES system software, for which a royalty is charged on a per-meter basis; post-contract customer support (“PCS”) for the NES system software; and extended warranties for the Hardware. These arrangements may require us to deliver Hardware over an extended period of time. In accordance with SOP 97-2, when the multiple element arrangement includes NES system software, we defer the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, we recognize revenues for the Hardware and NES system software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators are disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators have occurred. We have established vendor specific objective evidence for the PCS on the NES system software, as well as for extended warranties on our NES Hardware products, based on stated renewal rates. These revenues are recognized ratably over the associated service period, which generally commences upon the later of the delivery of all software or the customer’s acceptance of any given Hardware shipment.

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

Certain of the stock-based compensation awards we issue vest upon the achievement of specific financial-based performance requirements. SFAS 123R requires us to estimate whether or not it is probable that these financial-based performance requirements will be met, and, in some cases, when they will be met. These estimates of future financial performance are based on the best information available at the time of grant, and each quarterly period thereafter until the awards are either earned or forfeited. During the quarter ended March 31, 2009, our management concluded that it was unlikely that the financial performance requirements for certain of these awards would be met, and accordingly, we reversed previously recognized compensation expense of $503,000 associated with these awards. As of June 30, 2009, our management continues to believe it is unlikely that the financial performance requirements for these awards will be met. Any changes we make to our estimates of future financial performance could have a material impact on the amount and timing of compensation expense associated with these awards.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions continue to worsen, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $306,000 as of June 30, 2009, and $323,000 as of December 31, 2008.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $1.1 million as of June 30, 2009, and $849,000 as of December 31, 2008.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Product	96.4%	97.9%	96.1%	97.6%
Service	3.6	2.1	3.9	2.4

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product	54.1	58.3	53.6	60.9
Cost of service	2.7	2.1	3.1	2.1

Total cost of revenues	56.8	60.4	56.7	63.0

Gross profit	43.2	39.6	43.3	37.0

Operating expenses:
Product development	38.2	29.2	43.4	27.2
Sales and marketing	25.0	19.2	27.9	18.0
General and administrative	18.0	14.7	19.3	13.6

Total operating expenses	81.2	63.1	90.6	58.8

Loss from operations	(38.0)	(23.5)	(47.3)	(21.8)
Interest and other income, net	(1.7)	1.6	(0.2)	1.7
Interest expense on lease financing obligations	(1.8)	(0.8)	(2.0)	(0.8)

Loss before provision for income taxes	(41.5)	(22.7)	(49.5)	(20.9)
Income tax expense	0.6	0.2	(0.3)	0.1

Net loss	(42.1)%	(22.9)%	(49.2)%	(21.0)%

Revenues

Total Revenues

	Three Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Total revenues	$22,646	$32,157	$(9,511)	(29.6)%

	Six Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Total revenues	$40,829	$67,752	$(26,923)	(39.7)%

The $9.5 million decrease in total revenues for the quarter ended June 30, 2009 as compared to the same period in 2008 was primarily the result of a $6.6 million decrease in NES revenues and a $3.0 million decrease in LWI revenues. The $26.9 million decrease in total revenues for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily the result of a $21.4 million decrease in NES revenues and a $5.6 million decrease in LWI revenues, partially offset by a $77,000 increase in Enel Project revenues.

NES revenues

	Three Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
NES revenues	$9,998	$16,623	$(6,625)	(39.9)%

(Dollars in thousands)	Six Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
	2009	2008
NES revenues	$15,737	$37,140	$(21,403)	(57.6)%

NES revenues generated during the three and six month periods ended June 30, 2009 and 2008 were primarily related to large scale deployments of our NES system products. As of June 30, 2009 and 2008, approximately $4.5 million and $5.0 million, respectively, of NES revenue was deferred. Deferred revenues are generally recognized in future periods once all of the required criteria for revenue recognition have been met. Both the $6.6 million and $21.4 million decreases during the three and six month periods ended June 30, 2009 were due to reduced large-scale deployments of our NES system products.

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

We also expect that some foreign utilities will require us to price our NES system in the respective utility’s local currency, which will expose us to foreign currency risk. For the six months ended June 30, 2009, the portion of our NES revenues conducted in currencies other than the U.S. dollar, principally the European Euro and the Australian dollar, was about $19,000, or 0.1%. For the six months ended June 30, 2008, the portion of our NES revenues conducted in currencies other than the U.S. dollar, principally the European Euro and the Australian dollar, was about $184,000, or 0.5%. To date, we have not hedged any of these foreign currency risks. In most cases, in the event of a significant contract award that requires us to price our NES products in the customer’s local currency, we intend to hedge this foreign currency risk so long as we can secure forward currency contracts that are reasonably priced and that are consistent with the scheduled deliveries for that project.

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

LWI revenues

	Three Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
LWI revenues	$10,946	$13,936	$(2,990)	(21.5)%

	Six Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
LWI revenues	$22,101	$27,698	$(5,597)	(20.2)%

Our LWI revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. Both the $3.0 million decrease in LWI revenue for the quarter ended June 30, 2009 as compared to the same period in 2008, and the $5.6 million decrease for the six months ended June 30, 2009 as compared to the same period in 2008, were primarily due to decreases in LWI revenues in the EMEA, and to a lesser extent, in the Americas region. We believe these decreases were the result of the generally depressed state of economic conditions in these regions. Within the LWI family of products, the quarterly and six month decreases were primarily attributable to decreases in sales of our power line transceiver products.

Our future LWI revenues will continue to be subject to fluctuations in the exchange rates between the U.S. dollar and the foreign currencies in which we sell our LWI products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into U.S. dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from period to period. The portion of our LONWORKS LWI revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 6.8% for the six months ended June 30, 2009 and 5.4% for the same period in 2008. We do not currently expect that, in the near future, the amount of our LWI revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we have not nor do we currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies was to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel Project revenues

	Three Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Enel Project revenues	$1,702	$1,598	$104	6.5%

	Six Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Enel Project revenues	$2,991	$2,914	$77	2.6%

In October 2006, we entered into two new agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. Enel Project revenue recognized during the three and six month periods ended June 30, 2009 and 2008 related primarily to shipments under the new development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. The development and supply agreement expires in December 2011, and the software enhancement agreement expires in December 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

EBV revenues

	Three Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
EBV revenues	$3,373	$5,248	$(1,875)	(35.7)%

	Six Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
EBV revenues	$7,259	$10,624	$(3,365)	(31.7)%

Sales to EBV, our largest distributor and the primary independent distributor of our products in Europe, accounted for 14.9% of our total revenues for three months ended June 30, 2009, and 16.3% of our total revenues for the same period in 2008; and 17.8% of our total revenues for the six months ended June 30, 2009 and 15.7% of our total revenues for the same period in 2008. The primary factor contributing to the $1.9 million decrease between the two quarters and the $3.4 million decrease between the two six month periods was a decrease in sales of our power line transceiver and other control and connectivity products. We believe these decreases were the result of the generally depressed state of economic conditions in the areas where EBV sells our products.

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

Product revenues

	Three Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Product revenues	$21,836	$31,466	$(9,630)	(30.6)%

	Six Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Product revenues	$39,225	$66,133	$(26,908)	(40.7)%

The $9.6 million decrease in product revenues for the quarter ended June 30, 2009 as compared to the same period in 2008 was primarily the result of a $6.8 million decrease in NES product revenues and a $2.9 million decrease in LWI product revenues. The $26.9 million decrease in product revenues for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily the result of a $21.7 million decrease in NES product revenues and a $5.5 million decrease in LWI product revenues, partially offset by a $289,000 increase in Enel project product revenues.

Service revenues

	Three Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Service revenues	$810	$691	$119	17.2%

	Six Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Service revenues	$1,604	$1,619	$(15)	(0.9)%

The $119,000 increase in service revenues for the quarter ended June 30, 2009 as compared to the same period in 2008 was primarily the result of a $136,000 increase in NES support revenues and a $26,000 increase in custom software development services provided to Enel, partially offset by reduction in LWI service revenues. The $15,000 decrease in service revenues for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily the result of a $212,000 decrease in custom software development services provided to Enel and a $121,000 decrease in LWI service revenues, partially offset by an increase in NES support revenues.

Gross Profit and Gross Margin

	Three Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Gross Profit	$9,786	$12,731	$(2,945)	(23.1)%
Gross Margin	43.2%	39.6%	—	3.6%

	Six Months Ended June 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Gross Profit	$17,681	$25,081	$(7,400)	(29.5)%
Gross Margin	43.3%	37.0%	—	6.3%

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

Both the 3.6 and 6.3 percentage point increases in gross margin during the three and six month periods ended June 30, 2009 as compared to the same periods in 2008 were due primarily to the mix of revenues reported. During the three and six months ended June 30, 2009, approximately 44.1% and 38.5%, respectively, of our revenues were attributable to sales of our NES system products, 48.4% and 54.1%, respectively, of our revenues were attributable to sales of our LWI products and services, and the remaining 7.5% and 7.4%, respectively, were attributable to the Enel project. During the three and six months ended June 30, 2008, approximately 51.7% and 54.8%, respectively, of our revenues were attributable to sales of our NES system products, 43.3% and 40.9%, respectively, of our revenues were attributable to sales of our LWI products and services, and the remaining 5.0% and 4.3%, respectively, were attributable to the Enel project. In general, gross margins generated from sales of our NES system products are lower than those generated from both sales of our LWI products and services as well as sales made under the Enel Project. As a result, when NES revenues comprise a lower percentage of overall revenues, as they did during both the three and six months ended June 30, 2009 as compared to the same periods in 2008, overall gross margins will be higher. Conversely, when NES revenues are higher as a percentage of overall revenues, as they were during the three and six months ended June 30, 2008, overall gross margins will be lower. Also contributing to the quarter-over-quarter improvement in gross margins was the impact of improved gross margins in our NES product line, which resulted from a higher percentage of our NES revenues being attributable to sales of the more recent, cost reduced versions of our NES products.

Partially offsetting the increase in gross margins during the three and six months ended June 30, 2009 as compared to the same periods in 2008 was the impact of reduced revenues on gross margins. As discussed above, a portion of our cost of goods sold relates to indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when revenues decrease, as they did in the three and six months ended June 30, 2009 as compared to the same period in 2008, gross margins are negatively impacted.

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

Operating Expenses

Product Development

	Three Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Product Development	$8,642	$9,402	$(760)	(8.1)%

	Six Months Ended June 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Product Development	$17,733	$18,438	$(705)	(3.8)%

Product development expenses consist primarily of payroll and related expenses for development personnel, fees paid to third party consultants, facility costs, equipment and supplies, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $760,000 decrease in product development expense for the quarter ended June 30, 2009 as compared to the same period in 2008 was primarily due to a $338,000 decrease in compensation expenses for our product development personnel, which was primarily the result of a structured salary reduction program we implemented in May 2009 for our U.S. based personnel. Also contributing to the quarter-over-quarter decrease were reductions in equipment and supplies used in the development process of $122,000, fees paid to third party service providers of $120,000, and lower facility costs of $134,000 resulting from the June 2008 extension of our headquarters facility leases.

The $705,000 decrease in product development expense for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to a $303,000 reduction in equipment and supply expenses, a $210,000 reduction in fees paid to third party service providers, and reduced facility costs of $209,000.

Sales and Marketing

	Three Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Sales and Marketing	$5,655	$6,162	$(507)	(8.2)%

	Six Months Ended June 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Sales and Marketing	$11,377	$12,167	$(790)	(6.5)%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

The $507,000 decrease in sales and marketing expenses for the quarter ended June 30, 2009 as compared to the same period in 2008 was primarily due to a $242,000 decrease in travel and entertainment expenses, a $218,000 decrease in advertising and product promotion costs, and a $70,000 reduction in facility costs. The $790,000 decrease in sales and marketing expenses for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to a $293,000 decrease in advertising and product promotion costs, a $245,000 reduction in travel and entertainment expenses, a $123,000 decrease in facility costs, and an $85,000 reduction in fees paid to third party service providers.

Also contributing to the decreases between the three and six month periods was the impact of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen. Approximately $218,000 of the $507,000 decrease between the two quarterly periods, and $441,000 of the $790,000 decrease between the two six month periods, was the result of these foreign currency exchange rate fluctuations.

Our future sales and marketing expenses will continue to be affected by fluctuations in exchange rates between the U.S. dollar and the foreign currencies where we operate. If the United States dollar were to weaken against these currencies, our sales and marketing expenses would increase. Conversely, if the dollar were to strengthen against these currencies, it would have a favorable impact on our sales and marketing expenses.

General and Administrative

	Three Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
General and Administrative	$4,086	$4,721	$(635)	(13.5)%

	Six Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
General and Administrative	$7,873	$9,236	$(1,363)	(14.8)%

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $635,000 decrease in general and administrative expenses during the quarter ended June 30, 2009 as compared to the same period in 2008 was primarily related to a $517,000 reduction in expenses related to our independent accountants and other third party service providers, and to a lesser extent, by a reduction in facility costs resulting from the June 2008 extension of our headquarters facility leases. The $1.4 million decrease in general and administrative expenses during the six months ended June 30, 2009 as compared to the same period in 2008 was primarily related to a $753,000 reduction in expenses related to our independent accountants and other third party service providers, a $406,000 reduction in facility costs, and a $243,000 reduction in non-cash equity compensation expense.

Interest and Other Income, Net

	Three Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Interest and Other Income (Expense), Net	$(377)	$519	$(896)	(172.6)%

	Six Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Interest and Other Income (Expense), Net	$(67)	$1,178	$(1,245)	(105.7)%

Interest and other income, net primarily reflects interest income earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

The $896,000 and $1.2 million decreases in interest and other income, net during the three and six month periods ended June 30, 2009 as compared to the same periods in 2008 were primarily attributable to a $427,000 and $1.2 million, respectively, decrease in interest income. The reduction in interest income is primarily the result of a reduction in our average invested cash balance between the periods coupled with reductions in the weighted average yield on our investment portfolio.

Also contributing to the $896,000 decline in interest and other income, net between the two three month periods was a $463,000 increase in foreign currency translation losses. In accordance with SFAS No. 52, Foreign Currency Translation, we account for foreign currency translation gains and losses associated with our short-term intercompany balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar strengthens in value against these foreign currencies, the associated translation gains favorably impact other income. Conversely, when the U.S. dollar weakens, as it did during the second quarter of 2009, the resulting translation losses negatively impact other income.

Interest Expense on Lease Financing Obligations

	Three Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Interest Expense on Lease Financing Obligations	$(419)	$(265)	$(154)	(58.1)%

	Six Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Interest Expense on Lease Financing Obligations	$(844)	$(539)	$(305)	(56.6)%

The monthly rent payments we make to our lessor under the lease agreements for our San Jose headquarters site are recorded in our financial statements partially as land lease expense, with the remained being allocated to principal and interest on the financing liability. “Interest expense on lease financing obligations” reflects the portion of our monthly lease payments that is allocated to interest expense.

The $154,000 and $305,000 increases in interest expense on lease financing obligations during the three and six month periods ended June 30, 2009 as compared to the same period in 2008 were the result of the June 2008 building lease extension. The extension had the effect of increasing the amount of our monthly payment attributable to interest expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of these future payments will be allocated to principal repayment and less will be allocated to interest expense.

Provision for Income Taxes

	Three Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Income Tax Expense	$131	$74	$57	77.0%

	Six Months Ended June 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Income Tax (Benefit) Expense	$(124)	$94	$(218)	(231.9)%

The income taxes expense for the quarters ended June 30, 2009 and 2008 was $131,000 and $74,000, respectively. The income tax (benefit) expense for the six month periods ended June 30, 2009 and 2008 was ($124,000) and $94,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits recorded in accordance with FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

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

Effective June 2008, the building leases were amended resulting in an extension of the lease term for both buildings through March 2020. The extended leases require minimum lease payments through March 2020 totaling approximately $48.9 million. Both leases permit us to exercise an option to extend the respective lease for two sequential five-year terms. In addition, the amended leases eliminated our requirement to provide the landlord with security deposits totaling $6.2 million, which we had previously satisfied by causing to have issued standby letters of credit (“LOCs”). As of June 30, 2008, the previously issued LOCs had been returned to the bank that issued them and were cancelled. The leases of our corporate headquarters facilities are accounted for under EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, and SFAS 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases – an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11.

In addition, we lease facilities under operating leases for our sales, marketing, distribution, and product development personnel located elsewhere within the United States and in ten foreign countries throughout Europe and Asia, including a land lease for accounting purposes associated with our corporate headquarters facilities in San Jose, California. These operating leases expire on various dates through 2020, and in some instances are cancelable with advance notice. Lastly, we also lease certain equipment and, for some of our sales personnel, automobiles. These operating leases are generally less than five years in duration.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded under our cost of products revenue in our condensed consolidated statements of operations, was approximately $73,000 during the quarter ended June 30, 2009, and $140,000 for the same period in 2008, and $191,000 for the six months ended June 30, 2009, and $273,000 for the same period in 2008.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of June 30, 2009, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

Legal Actions. In April 2009, we received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), has filed a lawsuit under an Italian “claw back” law in Padua, Italy against us, seeking the return of approximately $16.7 million in ordinary course of business payments received by us in payment for components we sold to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meters manufacturers, and from time to time through January 2004, we sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project. We believe that the Italian claw back law is not applicable to our transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver are without merit.

From time to time, in the ordinary course of business, we may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of June 30, 2009, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through June 30, 2009, we raised $292.5 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

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

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the new stock repurchase program during the quarter ended June 30, 2009. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of June 30, 2009, 2,250,000 shares were available for repurchase. The stock repurchase program will expire in April 2011.

The following table presents selected financial information as of June 30, 2009, and for each of the last three fiscal years (dollars in thousands):

	June 30, 2009	December 31,
		2008	2007	2006
Cash, cash equivalents, and short-term investments	$82,489	$87,316	$107,190	$124,157
Trade accounts receivable, net	13,285	23,480	33,469	13,918
Working capital	99,180	108,811	126,711	129,521
Stockholders’ equity	120,549	132,571	153,211	153,663

As of June 30, 2009, we had $82.5 million in cash, cash equivalents, and short-term investments, a decrease of $4.8 million as compared to December 31, 2008. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.

Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels, adjustments for non-cash charges such as stock-based compensation, depreciation, amortization, and in-process research and development charges, as well as fluctuations in operating asset and liability balances. Net cash used in operating activities was $5.1 million for the six months ended June 30, 2009, an increase in cash outflows of approximately $9.3 million as compared to the same period in 2008. During the six months ended June 30, 2009, net cash used in operating activities was primarily the result of our net loss of $20.1 million, partially offset by stock-based compensation expenses of $7.1 million, changes in our operating assets and liabilities of $4.8 million, and depreciation and amortization expense of $3.2 million. During the six months ended June 30, 2008, net cash provided by operating activities was primarily the result of stock-based compensation expenses of $7.1 million, depreciation and amortization expense of $4.3 million, a reduction in our accrued investment income of $650,000, and changes in our operating assets and liabilities of $6.5 million, partially offset by our net loss of $14.2 million.

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used in investing activities was $21.4 million for the six months ended June 30, 2009, an increase in cash outflows of approximately $21.9 million as compared to the same period in 2008. During the six months ended June 30, 2009, net cash used in investing activities was primarily the result of purchases of available-for-sale short-term investments of $64.9 million and capital expenditures of $1.1 million, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $43.5 million and changes in our other long-term assets of $1.0 million. During the six months ended June 30, 2008, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $33.1 million, partially offset by purchases of available-for-sale short-term investments of $30.5 million and capital expenditures of $2.0 million.

Cash flows from financing activities. Cash flows from financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash provided by financing activities was $78,000 for the six months ended June 30, 2009, an increase in cash inflows of approximately $3.3 million as compared to the same period in 2008. During the six months ended June 30, 2009, net cash provided by financing activities was primarily the result of $1.0 million from the exercise of stock options by our employees, partially offset by $711,000 in principal payments on our building lease financing obligations, and $229,000 worth of shares repurchased from employees for payment of employee taxes on vesting of share awards and upon exercise of stock options. During the six months ended June 30, 2008, net cash used in financing activities was primarily the result of $2.6 million worth of open-market repurchases of our common stock under our stock repurchase program, $1.1 million in principal payments on our building lease financing obligations, and $717,000 worth of shares repurchased from employees for payment of employee taxes on vesting of share awards and upon exercise of stock options, partially offset by proceeds of $1.2 million from the exercise of stock options by our employees.

We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a less extent, money market funds and U.S. corporate obligations. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.

We maintain a $10.0 million line of credit with our primary bank. As of June 30, 2009, our primary bank has issued, against the line of credit, a standby letter of credit totaling $35,000. Other than causing to have issued standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

In the future, our cash reserves may be used to strategically acquire other companies, products, or technologies that are complementary to our business. In addition, our combined cash, cash equivalents, and short-term investments balances could be negatively affected by various risks and uncertainties, including, but not limited to, the risks detailed later in this discussion in the section titled “Factors That May Affect Future Results of Operations.” For example, any continued weakening of economic conditions or changes in our planned cash outlay could negatively affect our existing cash reserves.

Based on our current business plan and revenue prospects, we believe that our existing cash reserves will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. However, we currently expect that our combined cash, cash equivalent, and short-term investment balance will decline during the remainder of 2009. We expect that cash requirements for our payroll and other operating costs will continue at about existing levels. We also expect that we will continue to acquire capital assets such as computer systems and related software, office and manufacturing equipment, furniture and fixtures, and leasehold improvements, as the need for these items arises. In the event that we require additional financing, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2009, and the years ended December 31, 2008, 2007, and 2006, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, our Chairman and Chief Executive Officer, M. Kenneth Oshman, uses his private plane or charter aircraft for company business for himself and any employees that accompany him. In August 2008, our Board of Directors approved a reimbursement arrangement whereby our company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During the three and six months ended June 30, 2009, we recognized a total of approximately $80,000 and $130,000, respectively, in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the condensed consolidated statements of operations. The Audit Committee of the Company’s Board of Directors regularly reviews these reimbursements.

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

Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. As of July 31, 2009, a representative of Enel is not presently serving on our board.

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

For the three months ended June 30, 2009 and 2008, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.7 million and $1.6 million, respectively. For the six months ended June 30, 2009 and 2008, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $3.0 million and $2.9 million, respectively. As of June 30, 2009, and December 31, 2008, $643,000 and $5.0 million, respectively, of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

RECENTLY ISSUED ACCOUNTING STANDARDS

See the section entitled “Recent Accounting Pronouncements” in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a full description of recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our business or operating results.

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. Recent turmoil in the worldwide financial markets, and the present economic slowdown and the uncertainty over its breadth, depth and duration will continue to put pressure on the global economy and have a negative effect on our business. Further, the worldwide financial and credit crisis continues to limit the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets are causing the current economic recession in the United States and around the world to continue.

While we do not currently depend on access to the credit markets to finance our operations, there can be no assurance that the deterioration in financial markets will not impair our ability to obtain financing in the future, including, but not limited to, our ability to draw on funds under our existing credit facilities or our ability to incur indebtedness if that became necessary. If we were not able to obtain additional financing when needed, our ability to invest in additional research and development resources and sales and marketing resources could be adversely affected, which could hinder our ability to sell competitive products into our markets on a timely basis.

In addition, there could be a number of follow-on effects from the credit crisis on our business, such as the insolvency of certain of our key customers, which could impair our distribution channels, or result in the inability of our customers to obtain credit to finance purchases of our products. Also, the recently enacted U.S. economic stimulus legislation may also cause potential customers to delay their purchases until they can determine whether and when the economic incentives may become available to them under the legislation.

This uncertainty about future economic and political conditions makes it difficult for us to forecast operating results and to make decisions about future investments. If economic activity in the U.S. and other countries’ economies remains weak, many customers may delay, reduce, or even eliminate their purchases of networking technology products. This could result in reductions in sales of our products, longer sales cycles, slower adoption of our technologies, increased price competition, and increased exposure to excess and obsolete inventory. For example, distributors could decide to further reduce inventories of our products. Also, the inability to obtain credit could cause a utility to postpone its decision to move forward with a large scale deployment of our NES system. If conditions in the global economy, U.S. economy or other key vertical or geographic markets we serve remain uncertain or weaken further, we would experience material negative impacts on our business, financial condition, results of operations, cash flow, capital resources, and liquidity.

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

We are continuing to review the impact the ongoing worldwide financial crisis is having on our suppliers. Some of these suppliers are large, well capitalized companies, while others are smaller and more highly leveraged. In order to mitigate these risks, we may take actions such as increasing our inventory levels and/or adding additional sources of supply. Such actions may increase our costs and increase the risk of excess and obsolete inventories. Even if we undertake such actions, there can be no assurance that we will be able to prevent any disruption in the supply of goods and services we receive from these suppliers.

We may also elect to change any of these key suppliers. For example, earlier this year we completed the process of ending our relationship with a former CEM partner, Flextronics. As part of this transition, we moved the production of products Flextronics built for us to alternative CEMs. We were also required to purchase certain raw material and in-process inventory from Flextronics that Flextronics procured in anticipation of our production requirements. In addition, if any of our key suppliers were to stop manufacturing our products or supplying us with our key components, it could be expensive and time consuming to find a replacement. Also, as our NES business grows, we will be required to expand our business with our key suppliers or find additional sources of supply, as we have recently done with Jabil. There is no guarantee that we would be able to find acceptable alternative or additional sources. Additional risks that we face if we must transition between CEMs include:

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

Due to the nature of development efforts in general, we often experience delays in the introduction of new or improved products beyond our original projected shipping date for such products. Historically, when these delays have occurred, we experienced an increase in our development costs and a delay in our ability to generate revenues from these new products. In addition, such delays could impair our relationship with any of our customers that were relying on the timely delivery of our products in order to complete their own products or projects. We believe that similar new product introduction delays in the future, particularly with respect to the NES system, could also increase our costs and delay our revenues.

We may incur penalties and/or be liable for damages with respect to sales of our NES system products.

In the event of late deliveries, late or improper installations or operations, failure to meet product specifications or other product failures, failure to achieve performance specifications, indemnities or other compliance issues, the agreements governing the sales of the NES system may expose us to penalties, damages and other liabilities. Even in the absence of such contractual provisions, we may agree, or may be required by law, to assume certain liabilities for the benefit of our customers. Any such liabilities would have an adverse effect on our financial condition and operating results.

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

We have operations located in ten countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 80.0% of our total net revenues for the quarter ended June 30, 2009, and 77.9% of our total net revenues for the same period in 2008, and 78.8% of our total net revenues for the six months ended June 30, 2009 and 81.9% for the same period in 2008. We expect that international sales will continue to constitute a significant portion of our total net revenues.

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

Additional risks inherent in our international business activities include the following:

•	the imposition of tariffs or other trade barriers on the importation of our products;

•	timing of and costs associated with localizing products for foreign countries and lack of acceptance of non-local products in foreign countries;

•	inherent challenges in managing international operations;

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

If we sell our NES system products to a utility directly, we may be required to assume responsibility for installing the NES system in the utility’s territory, integrating the NES system into the utility’s operating and billing system, overseeing management of the combined system, working with other of the utility’s contractors, and undertaking other activities. To date, we do not have any significant experience with providing these types of services. As a result, if we sell directly to a utility, it may be necessary for us to contract with third parties to satisfy these obligations. We cannot assure you that we would find appropriate third parties to provide these services on reasonable terms, or at all. Assuming responsibility for these or other services would add to the costs and risks associated with NES system installations, and could also negatively affect the timing of our revenues and cash flows related to these transactions.

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

•	our contract electronic manufacturers may not be able to provide quality products on a timely basis, especially during periods where capacity in the CEM market is limited;

•	our products may not be manufactured in accordance with specifications or our established quality standards, or may not perform as designed;

•	our products may not be purchased by utilities, OEMs, systems integrators, service providers and end-users at the levels we project;

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

As of July 31, 2009, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 28.6% of our outstanding stock.

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

Any outbreak of a widespread communicable disease pandemic, such as the outbreak of the H1N1 influenza virus or the SARS epidemic of 2003, could similarly impact our operations. Such impact could include, among other things, the inability for our sales and operations personnel located in affected regions to travel and conduct business freely, the impact any such disease may have on one or more of the distributors for our products in those regions, and increased supply chain costs. Additionally, any future health-related disruptions at our third-party contract manufacturers or other key suppliers could affect our ability to supply our customers with products in a timely manner, which would harm our results of operations.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at June 30, 2009, and December 31, 2008, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at June 30, 2009, and December 31, 2008, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Factors That May Affect Future Results Of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This restated description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I Item 1A of our 2008 Annual Report on Form 10-K and in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the new stock repurchase program during the quarter ended June 30, 2009. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of June 30, 2009, 2,250,000 shares were available for repurchase. The stock repurchase program will expire in April 2011.

The following table provides information about the repurchase of our common stock during the quarter ended June 30, 2009:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30	1,775	$8.16	—	2,250,000
May 1 – May 31	25,615	$7.13	—	2,250,000
June 1 – June 30	220	$7.85	—	2,250,000

Total	27,610	$7.21	—	2,250,000

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 14, 2009. At such meeting, the following directors were elected: Robert J. Finocchio, Jr., Armas Clifford Markkula, Jr., and Robert R. Maxfield. Our incumbent directors, Robyn M. Denholm, Richard M. Moley, M. Kenneth Oshman, Betsy Rafael, and Larry W. Sonsini will continue to serve on the Board. Voting results for the election of the directors were as follows:

	Votes For	Votes Withheld
Robert J. Finocchio, Jr.	31,939,289	2,923,278
Armas Clifford Markkula, Jr.	31,091,287	3,771,280
Robert R. Maxfield	31,680,409	3,182,158

In addition to the election of directors, there were two additional proposals submitted to a vote of security holders at the annual meeting. The first proposal sought shareholder reapproval for our Management Bonus Plan. The final proposal sought shareholder ratification of the appointment of KPMG LLP as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2009. A detailed description of each of these proposals can be found in our Annual Proxy Statement, which was filed with the Securities and Exchange Commission in April 2009. Results of voting for the additional three proposals were as follows:

	For:	Against:	Abstain:
Management Bonus Plan	20,781,478	2,345,157	302,739
Appointment of KPMG LLP	34,670,277	84,724	107,566

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: August 4, 2008	By:	/s/ Oliver R. Stanfield
Oliver R. Stanfield, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith