Form 10-Q
period 2009-09-30
ECHELON CORP
filed 2009-11-04
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, 40,985,772 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,489	$37,669
Short-term investments	69,946	49,647
Accounts receivable, net (1)	14,737	23,480
Inventories	19,761	16,513
Deferred cost of goods sold	2,319	2,482
Other current assets	3,170	4,707

Total current assets	116,422	134,498

Property and equipment, net	36,761	40,574
Goodwill	8,554	8,417
Other long-term assets	1,088	2,028

Total assets	$162,825	$185,517

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,578	$10,675
Accrued liabilities	4,340	5,053
Current portion lease financing obligations	1,553	1,439
Deferred revenues	7,835	8,520

Total current liabilities	20,306	25,687

LONG-TERM LIABILITIES:
Lease financing obligations, net of current portion	24,202	25,350
Other long-term liabilities	1,748	1,909

Total long-term liabilities	25,950	27,259

STOCKHOLDERS’ EQUITY:
Common stock	441	437
Additional paid-in capital	325,371	313,549
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	1,262	784
Accumulated deficit	(182,375)	(154,069)

Total stockholders’ equity	116,569	132,571

Total liabilities and stockholders’ equity	$162,825	$185,517

(1)	Includes related party amounts of $630 as of September 30, 2009 and $4,970 as of December 31, 2008. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Product	$22,965	$28,875	$62,190	$95,008
Service	710	625	2,314	2,244

Total revenues (2)	23,675	29,500	64,504	97,252

Cost of revenues:
Cost of product (1)	12,838	15,715	34,737	56,998
Cost of service (1)	547	592	1,796	1,980

Total cost of revenues	13,385	16,307	36,533	58,978

Gross profit	10,290	13,193	27,971	38,274

Operating expenses:
Product development (1)	8,850	9,713	26,583	28,151
Sales and marketing (1)	5,279	5,653	16,656	17,820
General and administrative (1)	3,717	3,761	11,590	12,997

Total operating expenses	17,846	19,127	54,829	58,968

Loss from operations	(7,556)	(5,934)	(26,858)	(20,694)
Interest and other income (expense), net	(91)	1,141	(158)	2,319
Interest expense on lease financing obligations	(415)	(435)	(1,259)	(974)

Loss before provision for income taxes	(8,062)	(5,228)	(28,275)	(19,349)
Income tax expense	155	136	31	230

Net loss	$(8,217)	$(5,364)	$(28,306)	$(19,579)

Net loss per share:
Basic	$(0.20)	$(0.13)	$(0.70)	$(0.48)

Diluted	$(0.20)	$(0.13)	$(0.70)	$(0.48)

Shares used in computing net loss per share:
Basic	40,759	40,554	40,643	40,704

Diluted	40,759	40,554	40,643	40,704

(1) Amounts include stock-based compensation costs as follows:
Cost of product	$457	$450	$1,137	$1,203
Cost of service	43	56	136	150
Product development	1,500	1,754	4,277	4,455
Sales and marketing	817	750	2,474	2,193
General and administrative	849	617	2,725	2,735

Total	$3,666	$3,627	$10,749	$10,736

(2)

Includes related party amounts of $1,167 and $5,469 for the three months ended September 30, 2009 and 2008, respectively, and $4,158 and $8,384 for the nine months ended September 30, 2009 and 2008, respectively. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(28,306)	$(19,579)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,805	5,834
Reduction of allowance for doubtful accounts	(17)	(16)
Loss on disposal of fixed assets	16	9
Reduction of accrued investment income	12	645
Stock-based compensation	10,749	10,736
Change in operating assets and liabilities:
Accounts receivable	8,766	16,931
Inventories	(3,243)	(2,923)
Deferred cost of goods sold	96	(467)
Other current assets	1,562	(3,472)
Accounts payable	(3,773)	(5,019)
Accrued liabilities	(934)	1,232
Deferred revenues	(687)	(1,852)
Deferred rent	(29)	(22)

Net cash provided by (used in) operating activities	(10,983)	2,037

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(99,783)	(45,411)
Proceeds from maturities and sales of available-for-sale short-term investments	79,424	61,030
Change in other long-term assets	1,027	(40)
Capital expenditures	(1,291)	(3,474)

Net cash provided by (used in) investing activities	(20,623)	12,105

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(1,079)	(1,451)
Proceeds from exercise of stock options	1,829	2,047
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(699)	(1,358)
Repurchase of common stock under stock repurchase program	—	(8,871)

Net cash provided by (used in) financing activities	51	(9,633)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	375	(541)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,180)	3,968

CASH AND CASH EQUIVALENTS:
Beginning of period	37,669	76,062

End of period	$6,489	$80,030

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$1,253	$1,025

Cash paid for income taxes	$30	$482

Noncash investing and financing information – Increase in property and equipment and related lease financing obligation due to lease extension	$—	$12,526

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

The Company has evaluated subsequent events through November 4, 2009, the date which these financial statements were available to be issued.

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

•

The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 56% of net revenues for the three and nine months ended September 30, 2009, was derived from seven customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and reduce their purchase orders from the Company, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers were unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

•

The Company utilizes third-party contract electronic manufacturers to manufacture, assemble, and test its products. As a result of current credit market conditions, if any of these third-parties were unable to obtain the necessary capital to operate their business, they may be unable to provide the Company with timely services or to make timely deliveries of products.

•

Due to the continuing current worldwide economic crisis, coupled with the fact that the Company’s NES customers may request products that have been customized to meet their requirements, the Company has limited visibility into ultimate product demand, which makes sales forecasting more difficult. As a result, anticipated demand may not materialize, which could subject the Company to increased levels of excess and obsolete inventories.

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

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company currently sells a limited number of its LONWORKS® Infrastructure products that are considered multiple element arrangements. Revenue for the software license element is recognized at the time of delivery of the applicable product to the end-user. The only undelivered element at the time of sale consists of post-contract customer support (“PCS”). The VSOE for this PCS is based on prices paid by the Company’s customers for stand-alone purchases of PCS. Revenue for the PCS element is deferred and recognized ratably over the PCS service period. The costs of providing these PCS services are expensed when incurred.

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

In arrangements which include significant customization or modification of software, the Company recognizes revenue using the percentage-of-completion method if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion using an input method based on the ratio of costs incurred, principally labor, to date to total estimated costs of the project. These estimates are assessed continually during the term of the contract, and revisions are reflected when the changed conditions become known. Revenues from these types of arrangements are included in service revenues in the condensed consolidated statement of operations.

The Company accounts for the rights of return, price protection, rebates, and other sales incentives as a reduction in revenue. With the exception of sales to distributors, the Company’s customers are generally not entitled to return products for a refund. For sales to distributors, due to contractual rights of return and other factors that impact our ability to make a reasonable estimate of future returns and other sales incentives, revenues are not recognized until the distributor has shipped the Company’s product to the end customer.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Recently Issued Accounting Standards

With the exception of the items discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance, to the Company.

During the quarter ended September 30, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Under the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification is considered non-authoritative. There was no impact to the Company’s financial position, results of operations, or cash flows as result of adoption of the Codification.

In May 2009, the Company adopted FASB authoritative guidance on subsequent event accounting, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. The adoption of these guidelines did not have a material impact on the Company’s financial position, results of operations, or cash flows.

On April 1, 2009 the Company adopted FASB authoritative guidance related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, the identification of transactions that are not orderly, the recognition and presentation of other-than-temporary impairments, and the disclosure of the fair value of financial instruments on an interim basis. The adoption of the guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

On January 1, 2009, the Company adopted FASB authoritative guidance for nonfinancial assets and nonfinancial liabilities to be measured at fair value on a non-recurring basis. These nonfinancial items include goodwill and other long-lived assets measured at fair value for purposes of conducting impairment tests. The adoption of the guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In October 2009, the FASB issued amended authoritative guidance for separating and allocating revenue to certain arrangements with multiple deliverables. The new guidance changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of selling price is not available. The new guidance also eliminates the residual method and requires a vendor to allocate revenue to each unit of accounting based on the relative selling price of each deliverable. For the Company, this guidance is effective for all new or materially modified arrangements within the scope of the guidance entered into on or after January 1, 2011, with earlier adoption permitted. If the Company elects early adoption on a prospective basis, and the period of adoption is not the beginning of a fiscal year, the requirements are applied retrospectively to the beginning of the fiscal year. Full retrospective application of the new guidance is also optional. The Company is currently assessing its implementation of this new guidance, and expects that its application could have a material impact on its financial statements.

In October 2009, the FASB issued authoritative guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

appropriate revenue recognition guidance. For the Company, this guidance is effective at the same time the Company adopts the new authoritative guidance for multiple element arrangements referred to above. The Company is currently assessing its implementation of this new guidance, and expects that its application could have a material impact on its financial statements.

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

On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at September 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$3,603	$3,603	$—	$—
Fixed income available-for-sale securities (2)	69,946	—	69,946	—

Total	$73,549	$3,603	$69,946	$—

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

(1)	Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets
(2)	Included in either cash and cash equivalents or short-term investments in the Company’s condensed consolidated balance sheets

All of the $69.9 million of fixed income available-for-sale securities at September 30, 2009 are classified as short-term investments. Of the $82.6 million of fixed income available-for-sale securities at December 31, 2008, approximately $33.0 million are classified as cash equivalents, while the remaining $49.6 million are classified as short-term investments. Cash equivalents consist of either investments with remaining maturities of three months or less at the date of purchase, or money market funds for which the carrying amount is a reasonable estimate of fair value.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2009, the Company’s available-for-sale short-term investments had contractual maturities from three to twelve months and an average remaining term to maturity of four months. As of September 30, 2009, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. corporate commercial paper	$8,997	$8,997	$—	$—
U.S. government and agency securities	60,922	60,949	27	—

Total investments in debt securities	$69,919	$69,946	$27	$—

For investments in debt securities with unrealized losses, the Company considers whether any of the impairment is due to credit losses. Any unrealized losses due to credit losses are recognized in earnings. Unrealized losses due to other factors are recorded in other comprehensive income (loss) unless the Company intends to sell the investment prior to recovery of its amortized cost or it is more likely than not that the Company will be required to sell the investment before recovery. As of September 30, 2009, none of the Company’s investments had any material unrealized losses.

3. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months and nine months ended September 30, 2009 and September 30, 2008 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss (Numerator):
Net loss, basic & diluted	$(8,217)	$(5,364)	$(28,306)	$(19,579)

Shares (Denominator):
Weighted average common shares outstanding	40,759	40,554	40,643	40,704

Shares used in basic computation	40,759	40,554	40,643	40,704
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—

Shares used in diluted computation	40,759	40,554	40,643	40,704

Net loss per share:
Basic	$(0.20)	$(0.13)	$(0.70)	$(0.48)

Diluted	$(0.20)	$(0.13)	$(0.70)	$(0.48)

For the three and nine months ended September 30, 2009 and 2008, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, and restricted stock units excluded from this calculation for the three and nine months ended September 30, 2009 and 2008 was 7,413,512 and 8,260,816, respectively.

4. Stockholders’ Equity and Employee Stock Option Plans

Common Stock

In April 2008, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the quarter and nine months ended September 30, 2009, the Company did not repurchase any shares under the repurchase program. Since inception, the Company has repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of September 30, 2009, 2,250,000 shares were available for repurchase. The stock repurchase program will expire in April 2011.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive Loss

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(8,217)	$(5,364)	$(28,306)	$(19,579)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	265	(1,111)	526	(605)
Unrealized holding gain (loss) on available-for-sale securities	1	92	(48)	(18)

Comprehensive loss	$(7,951)	$(6,383)	$(27,828)	$(20,202)

Stock Award Activity

The total intrinsic value of options exercised during the three and nine months ended September 30, 2009 was approximately $630,000 and $839,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the awards.

The total fair value of performance shares vested and released during the three and nine months ended September 30, 2009 was approximately $1.4 million and $2.2 million, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Equity Compensation Expense for Share Awards with Financial-Based Performance Vesting Requirements

As of September 30, 2009, there were 244,087 non-vested share awards (with a grant date fair value of approximately $2.0 million) that were subject to certain financial-based performance requirements that must be achieved before vesting can occur. Of these 244,087 non-vested share awards, 31,250 (that were issued in October 2006 with a grant date fair value of approximately $263,000) contain financial-based performance conditions that must be achieved by October 2010; 87,898 (that were issued in February 2007 with a grant date fair value of approximately $778,000) contain financial-based performance conditions that must be achieved by February 2010; and the remaining 124,939 share awards (that were issued in May 2009 with a grant date fair value of approximately $933,000) contain financial-based performance conditions that must be achieved by May 2014.

Through September 30, 2009, cumulative compensation expense of $232,000 and $174,000 associated with the 31,250 share awards granted in October 2006 and the 124,939 share awards granted in May 2009, respectively, has been recognized because the Company believes it is probable that the associated financial performance requirements will be achieved. If such requirements are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed. No compensation expense has been recognized associated with the remaining 87,898 share awards granted in February 2007 as management does not currently expect the financial performance requirements for these awards will be met. During the quarter ended March 31, 2009, previously recognized compensation expense of $503,000 associated with these 87,898 share awards was reversed.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Significant Customers

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and nine months ended September 30, 2009 and 2008, the Company had seven customers that accounted for a majority of its revenues: EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its LONWORKS® Infrastructure products in Europe; Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers); Duke Energy Corporation (“Duke”), a U.S. utility company; and Eltel Networks A/S (“Eltel”), Telvent Energia y Medioambiente SA (“Telvent”), Limited Liability Company Engineering Center ENERGOAUDITCONTROL (“EAC”), and ES Elektrosandberg AB (“ES”), value added resellers of the Company’s NES products. For the three and nine months ended September 30, 2009 and 2008, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Eltel	33.9%	3.6%	26.6%	1.4%
EBV	13.7%	18.5%	16.9%	16.9%
Enel	4.5%	18.2%	5.7%	8.2%
ES	2.0%	3.6%	2.1%	18.3%
Telvent	0.8%	1.0%	1.6%	10.9%
Duke	0.6%	10.2%	0.7%	5.6%
EAC	0.1%	7.2%	2.0%	7.7%

Total	55.6%	62.3%	55.6%	69.0%

Of the percentage of sales made to EBV, approximately 0.4% and 0.7% for the three and nine months ended September 30, 2009, respectively, and approximately 0.4% for both the three and nine months ended September 30, 2008, related to sales of components the Company sold to EBV, which EBV in turn sold to one of Enel’s third party meter manufacturers. Elsewhere in this document, those sales are reported as Enel Project revenues. The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2009. Please refer to Note 11, Related Parties, for additional information regarding the Company’s agreements with Enel.

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

From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of September 30, 2009, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

Line of Credit

The Company maintains a $10.0 million line of credit with its primary bank. As of September 30, 2009, the Company’s primary bank has issued, against the line of credit, a standby letter of credit totaling $37,000. Other than causing to have issued standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against standby letters of credit issued by the bank.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Purchased materials	$4,672	$6,844
Work-in-process	33	89
Finished goods	15,056	9,580

	$19,761	$16,513

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Accrued payroll and related costs	$2,613	$2,666
Warranty reserve	1,138	849
Accrued taxes	177	70
Customer deposits	—	643
Other accrued liabilities	412	825

	$4,340	$5,053

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2009 and December 31, 2008, long-lived assets of approximately $42.7 million and $47.5 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company has three primary product lines: NES, LonWorks Infrastructure (“LWI”), and products and services sold to Enel. Summary revenue information by product line for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
NES	$11,506	$9,370	$27,243	$46,510
LWI	11,002	14,660	33,103	42,358
Enel	1,167	5,470	4,158	8,384

Total	$23,675	$29,500	$64,504	$97,252

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary revenue information by geography for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Americas	$4,251	$8,606	$12,897	$20,879
EMEA	16,811	17,565	44,283	68,165
APJ	2,613	3,329	7,324	8,208

Total	$23,675	$29,500	$64,504	$97,252

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.

10. Income Taxes

The provision for income taxes for the three months ended September 30, 2009 and 2008 was $155,000 and $136,000, respectively. The provision for income taxes for the nine months ended September 30, 2009 and 2008 was $31,000 and $230,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

As of September 30, 2009 and December 31, 2008, the Company had gross unrecognized tax benefits of approximately $5.1 million and $4.7 million, respectively, of which $913,000 and $1.0 million, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2009 and December 31, 2008, the Company had $256,000 and $310,000, respectively, accrued for interest and penalties.

11. Related Parties

The law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, the Company’s Chairman and Chief Executive Officer, M. Kenneth Oshman, uses his private plane or charter aircraft for company business for himself and any employees that accompany him. In August 2008, the Company’s Board of Directors approved a reimbursement arrangement whereby the Company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During the three and nine months ended September 30, 2009, the Company recognized a total of approximately $38,000 and $169,000, respectively, in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Audit Committee of the Company’s Board of Directors regularly reviews these reimbursements.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

For the three months ended September 30, 2009 and 2008, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.2 million and $5.5 million, respectively. For the nine months ended September 30, 2009 and 2008, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $4.2 million and $8.4 million, respectively. As of September 30, 2009, and December 31, 2008, $630,000 and $5.0 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

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

For the last several years, we have been investing heavily in the development of hardware and software products for the advanced metering infrastructure, or AMI, market. These AMI products are used by the electric utility industry in their distribution and metering systems, and are components of what is commonly referred to as the “smart grid.” To date, we have generated revenues of approximately $166.7 million from these investments. We refer to this revenue as networked energy services, or NES, revenue. We sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s Contatore Elettronico electricity meter management project in Italy. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We refer to all other revenue as LONWORKS Infrastructure, or LWI, revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

We have a history of losses and although we achieved profitability in past fiscal periods, we incurred a loss for the three and nine months ended September 30, 2009 as well as for the years ended December 31, 2008, 2007, and 2006.

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

In most instances involving large-scale deployments, our NES system products are sold as part of multiple element arrangements. These arrangements may include electricity meters and data concentrators (collectively, the “Hardware”); NES system software, for which a royalty is charged on a per-meter basis; post-contract customer support (“PCS”) for the NES system software; and extended warranties for the Hardware. These arrangements may require us to deliver Hardware over an extended period of time. When the multiple element arrangement includes NES system software, we defer the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, we recognize revenues for the Hardware and NES system software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators are disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators have occurred. We have established vendor specific objective evidence for the PCS on the NES system software, as well as for extended warranties on our NES Hardware products, based on stated renewal rates. These revenues are recognized ratably over the associated service period, which generally commences upon the later of the delivery of all software or the customer’s acceptance of any given Hardware shipment.

We account for the rights of return, price protection, rebates, and other sales incentives offered to distributors of our products as a reduction in revenue. With the exception of sales to distributors, the Company’s customers are generally not entitled to return products for a refund. For sales to distributors, due to contractual rights of return and other factors that impact our ability to make a reasonable estimate of future returns and other sales incentives, revenues are not recognized until the distributor has shipped our product to the end customer.

Stock-Based Compensation. Under generally accepted accounting principles in the United States, stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense ratably over the requisite service period, which is the vesting period.

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

Current accounting rules also require us to record compensation expense for stock-based compensation net of estimated forfeitures, and to revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized using the accelerated multiple option method over their requisite service period, which is generally the vesting period.

Certain of the stock-based compensation awards we issue vest upon the achievement of specific financial-based performance requirements. We are required to estimate whether or not it is probable that these financial-based performance requirements will be met, and, in some cases, when they will be met. These estimates of future financial performance are based on the best information available at the time of grant, and each quarterly period thereafter until the awards are either earned or forfeited. During the quarter ended March 31, 2009, our management concluded that it was unlikely that the financial performance requirements for certain of these awards would be met, and accordingly, we reversed previously recognized compensation expense of $503,000 associated with these awards. As of September 30, 2009, our management continues to believe it is unlikely that the financial performance requirements for these awards will be met. Any changes we make to our estimates of future financial performance could have a material impact on the amount and timing of compensation expense associated with these awards.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions continue to worsen, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $306,000 as of September 30, 2009, and $323,000 as of December 31, 2008.

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

For most of our LWI products, our customers generally buy from a portfolio of “off-the-shelf” or standard products. In addition, whereas for our NES customers our revenues are attributable to a relatively few customers buying substantial quantities of any given product, our LWI revenues are composed of a larger volume of smaller dollar transactions. Accordingly, while any single LWI customer’s demand for a given product may fluctuate from quarter to quarter, the fact that there are so many LWI customers buying a standard product tends to average out increases or decreases in any individual customer’s demand. This has historically resulted in a relatively stable future demand forecast for our LWI products, which, absent outside forces such as worsening general economic conditions, management evaluates in determining its requirement for an excess inventory reserve.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $1.1 million as of September 30, 2009, and $849,000 as of December 31, 2008.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Product	97.0%	97.9%	96.4%	97.7%
Service	3.0	2.1	3.6	2.3

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product	54.2	53.3	53.8	58.6
Cost of service	2.3	2.0	2.8	2.0

Total cost of revenues	56.5	55.3	56.6	60.6

Gross profit	43.5	44.7	43.4	39.4

Operating expenses:
Product development	37.4	32.9	41.2	29.0
Sales and marketing	22.3	19.2	25.8	18.3
General and administrative	15.7	12.7	18.0	13.4

Total operating expenses	75.4	64.8	85.0	60.7

Loss from operations	(31.9)	(20.1)	(41.6)	(21.3)
Interest and other income (expense), net	(0.4)	3.9	(0.2)	2.4
Interest expense on lease financing obligations	(1.8)	(1.5)	(2.0)	(1.0)

Loss before provision for income taxes	(34.1)	(17.7)	(43.8)	(19.9)
Income tax expense	0.6	0.5	0.1	0.2

Net loss	(34.7)%	(18.2)%	(43.9)%	(20.1)%

Revenues

Total Revenues

	Three Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Total revenues	$23,675	$29,500	$(5,825)	(19.7)%

	Nine Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Total revenues	$64,504	$97,252	$(32,748)	(33.7)%

The $5.8 million decrease in total revenues for the quarter ended September 30, 2009 as compared to the same period in 2008 was primarily the result of a $4.3 million decrease in Enel Project revenues and a $3.7 million decrease in LWI revenues, partially offset by a $2.1 million increase in NES revenues. The $32.7 million decrease in total revenues for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily the result of a $19.3 million decrease in NES revenues, a $9.3 million decrease in LWI revenues, and a $4.2 million decrease in Enel Project revenues.

NES revenues

	Three Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
NES revenues	$11,506	$9,370	$2,136	22.8%

	Nine Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
NES revenues	$27,243	$46,510	$(19,267)	(41.4)%

NES revenues generated during the three and nine month periods ended September 30, 2009 and 2008 were primarily related to large scale deployments of our NES system products. As of September 30, 2009 and 2008, approximately $3.0 million and $8.1 million, respectively, of NES revenue was deferred. Deferred revenues are generally recognized in future periods once all of the required criteria for revenue recognition have been met. The $2.1 million increase in NES revenues during the three months ended September 30, 2009 as compared to the same period in 2008 was due to an increase in the amount of NES products shipped to and accepted by our NES customers during the period. The $19.3 million decrease during the nine months ended September 30, 2009, as compared to the same period in 2008, was due to an overall reduction in the level of large-scale deployments of our NES system products during the comparable periods.

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

We also expect that some foreign utilities will require us to price our NES system in the respective utility’s local currency, which will expose us to foreign currency risk. For the nine months ended September 30, 2009, the portion of our NES revenues conducted in currencies other than the U.S. dollar, principally the European Euro, was about $28,000, or 0.1%. For the nine months ended September 30, 2008, the portion of our NES revenues conducted in currencies other than the U.S. dollar, principally the European Euro and the Australian dollar, was about $194,000, or 0.4%. To date, we have not hedged any of these foreign currency risks. In most cases, in the event of a significant contract award that requires us to price our NES products in the customer’s local currency, we intend to hedge this foreign currency risk so long as we can secure forward currency contracts that are reasonably priced and that are consistent with the scheduled deliveries for that project.

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

LWI revenues

	Three Months Ended September 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
LWI revenues	$11,002	$14,660	$(3,658)	(25.0)%

	Nine Months Ended September 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
LWI revenues	$33,103	$42,358	$(9,255)	(21.8)%

Our LWI revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. Both the $3.7 million and $9.3 million decreases during the three and nine month periods ended September 30, 2009, as compared to the same periods in 2008, were primarily due to decreases in LWI revenues in the EMEA, and to a lesser extent, in the Americas region. We believe these decreases were the result of the generally depressed state of economic conditions in these regions. Within the LWI family of products, the quarterly and nine month decreases were primarily attributable to decreases in sales of our power line transceiver and other control and connectivity products.

Our future LWI revenues will continue to be subject to fluctuations in the exchange rates between the U.S. dollar and the foreign currencies in which we sell our LWI products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into U.S. dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from period to period. The portion of our LWI revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 6.8% for the nine months ended September 30, 2009 and 5.2% for the same period in 2008. We do not currently expect that, in the near future, the amount of our LWI revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we have not nor do we currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies was to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel Project revenues

	Three Months Ended September 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Enel Project revenues	$1,167	$5,470	$(4,303)	(78.7)%

	Nine Months Ended September 30,		2009 over 2008 $ Change	2009 over 2008 % Change
(Dollars in thousands)	2009	2008
Enel Project revenues	$4,158	$8,384	$(4,226)	(50.4)%

In October 2006, we entered into two new agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. Enel Project revenue recognized during the three and nine month periods ended September 30, 2009 and 2008 related primarily to shipments under the new development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. The development and supply agreement expires in December 2011, and the software enhancement agreement expires in December 2009, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

EBV revenues

	Three Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
EBV revenues	$3,158	$5,343	$(2,185)	(40.9)%

	Nine Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
EBV revenues	$10,417	$15,967	$(5,550)	(34.8)%

Sales to EBV, our largest distributor and the primary independent distributor of our products in Europe, accounted for 13.3% of our total revenues for three months ended September 30, 2009, and 18.1% of our total revenues for the same period in 2008; and 16.1% of our total revenues for the nine months ended September 30, 2009 and 16.4% of our total revenues for the same period in 2008. The primary factor contributing to the $2.2 million decrease between the two quarters and the $5.6 million decrease between the two nine month periods was a decrease in sales of our power line transceiver and other control and connectivity products. We believe these decreases were the result of the generally depressed state of economic conditions in the areas where EBV sells our products.

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

Product revenues

	Three Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Product revenues	$22,965	$28,875	$(5,910)	(20.5)%

	Nine Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Product revenues	$62,190	$95,008	$(32,818)	(34.5)%

The $5.9 million decrease in product revenues for the quarter ended September 30, 2009 as compared to the same period in 2008 was primarily the result of a $4.4 million decrease in Enel project product revenues and a $3.7 million decrease in LWI product revenues, partially offset by a $2.2 million increase in NES product revenues. The $32.8 million decrease in product revenues for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily the result of a $19.6 million decrease in NES product revenues, a $9.1 million decrease in LWI product revenues, and a $4.1 million decrease in Enel project product revenues.

Service revenues

	Three Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Service revenues	$710	$625	$85	13.6%

	Nine Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Service revenues	$2,314	$2,244	$70	3.1%

The $85,000 increase in service revenues for the quarter ended September 30, 2009 as compared to the same period in 2008 was primarily the result of a $135,000 increase in custom software development services provided to Enel, partially offset by modest reductions in NES support and LWI service revenues. The $70,000 increase in service revenues for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily the result of a $286,000 increase in NES support revenues, partially offset by a $139,000 reduction in LWI service revenues and a $77,000 decrease in custom software development services provided to Enel.

Gross Profit and Gross Margin

	Three Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Gross Profit	$10,290	$13,193	$(2,903)	(22.0)%
Gross Margin	43.5%	44.7%	—	(1.2)

	Nine Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Gross Profit	$27,971	$38,274	$(10,303)	(26.9)%
Gross Margin	43.4%	39.4%	—	4.0

Gross profit is equal to revenues less cost of goods sold. Cost of goods sold for product revenues includes direct costs associated with the purchase of components, subassemblies, and finished goods, as well as indirect costs such as allocated labor and overhead; costs associated with the packaging, preparation, and shipment of products; and charges related to warranty and excess and obsolete inventory reserves. Cost of goods sold for service revenues consists of employee-related costs such as salaries and benefits as well as other direct and indirect costs incurred in providing training, customer support, and custom software development services. Gross margin is equal to gross profit divided by revenues.

Both the 1.2 percentage point decrease and the 4.0 percentage point increase in gross margin during the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008 were due primarily to the mix of revenues reported. During the three and nine months ended September 30, 2009, approximately 48.6% and 42.2%, respectively, of our revenues were attributable to sales of our NES system products and services, 46.5% and 51.3%, respectively, of our revenues were attributable to sales of our LWI products and services, and the remaining 4.9% and 6.5%, respectively, were attributable to the Enel project. During the three and nine months ended September 30, 2008, approximately 31.8% and 47.8%, respectively, of our revenues were attributable to sales of our NES system products, 49.7% and 43.6%, respectively, of our revenues were attributable to sales of our LWI products and services, and the remaining 18.5% and 8.6%, respectively, were attributable to the Enel project. In general, gross margins generated from sales of our NES system products are lower than those generated from both sales of our LWI products and services as well as sales made under the Enel Project. As a result, when NES revenues are higher as a percentage of overall revenues, as they were during the three months ended September 30, 2009, overall gross margins will be lower. Conversely, when NES revenues comprise a lower percentage of overall revenues, as they did during the nine months ended September 30, 2009, overall gross margins will be higher. Also contributing to the quarter-over-quarter fluctuations in gross margins was the impact of improved gross margins in our NES product line, which resulted from a higher percentage of our NES revenues being attributable to sales of the more recent, cost reduced versions of our NES products.

Gross margins during the three and nine months ended September 30, 2009 as compared to the same periods in 2008 were also impacted by reduced revenues. As discussed above, a portion of our cost of goods sold relates to indirect costs. Some of these costs do not increase or decrease in conjunction with revenue levels, but rather remain relatively constant from quarter to quarter. As a result, when revenues decrease, as they did in the three and nine months ended September 30, 2009 as compared to the same period in 2008, gross margins are negatively impacted.

Our future gross margins will continue to be affected by several factors, including, but not limited to: overall revenue levels; changes in the mix of products sold; periodic charges related to excess and obsolete inventories, warranty expenses; introductions of cost reduced versions of our NES and LWI products; changes in the average selling prices of the products we sell; purchase price variances; and fluctuations in the level of indirect overhead spending that is capitalized in inventory. In addition, the impact of foreign exchange rate fluctuations may affect our gross margins in the future. We currently outsource the manufacturing of most of our products requiring assembly to contract electronic manufacturers (“CEMs”) located primarily in China. To the extent the dollar were to weaken against the Chinese currency, or other currencies used by our CEMs, our costs for the products they manufacture could rise, which would negatively affect our gross margins. Lastly, many of our products, particularly our NES products, contain significant amounts of certain commodities, such as copper and cobalt. Recently, prices for these commodities have been volatile, which in turn have caused fluctuations in the prices we pay for the products in which they are incorporated.

Operating Expenses

Product Development

	Three Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Product Development	$8,850	$9,713	$(863)	(8.9)%

	Nine Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Product Development	$26,583	$28,151	$(1,568)	(5.6)%

Product development expenses consist primarily of payroll and related expenses for development personnel, fees paid to third party consultants, facility costs, equipment and supplies, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $863,000 decrease in product development expense for the quarter ended September 30, 2009 as compared to the same period in 2008 was primarily due to a $376,000 decrease in compensation expenses for our product development personnel, which was primarily the result of a structured salary reduction program we implemented in May 2009 for our U.S. based personnel as well as reduced equity compensation expense. Also contributing to the quarter-over-quarter decrease were lower facility costs of $142,000, reductions in equipment and supplies used in the development process of $116,000, fees paid to third party service providers of $97,000, and other miscellaneous spending reductions of $132,000.

The $1.6 million decrease in product development expense for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to a $420,000 reduction in equipment and supply expenses, a $356,000 decrease in compensation expenses, reduced facility costs of $351,000, a $307,000 reduction in fees paid to third party service providers, and other miscellaneous spending reductions of $134,000.

Sales and Marketing

	Three Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Sales and Marketing	$5,279	$5,653	$(374)	(6.6)%

	Nine Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Sales and Marketing	$16,656	$17,820	$(1,164)	(6.5)%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

The $374,000 decrease in sales and marketing expenses for the quarter ended September 30, 2009 as compared to the same period in 2008 was primarily due to a $161,000 decrease in compensation expenses for our sales and marketing personnel, a $66,000 reduction in facility costs, a $53,000 reduction in fees paid to third party service providers, and miscellaneous other spending reductions of $94,000. The $1.2 million decrease in sales and marketing expenses for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to a $319,000 decrease in advertising and product promotion costs, a $268,000 reduction in travel and entertainment expenses, a $190,000 decrease in facility costs, a $138,000 reduction in fees paid to third party service providers, an $89,000 decrease in compensation expenses, and miscellaneous other spending reductions of $160,000.

Also contributing to the decreases between the three and nine month periods was the impact of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen. Approximately $57,000 of the $374,000 decrease between the two quarterly periods, and $498,000 of the $1.2 million decrease between the two nine month periods, was the result of these foreign currency exchange rate fluctuations.

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

General and Administrative

	Three Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
General and Administrative	$3,717	$3,761	$(44)	(1.2)%

	Nine Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
General and Administrative	$11,590	$12,997	$(1,407)	(10.8)%

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $44,000 decrease in general and administrative expenses during the quarter ended September 30, 2009 as compared to the same period in 2008 was primarily related to a $128,000 reduction travel and entertainment expenses, a $71,000 reduction in salaries and wages for our general and administrative personnel, and miscellaneous other spending reductions of $77,000, partially offset by a $232,000 increase in non-cash equity compensation expenses. The $1.4 million decrease in general and administrative expenses during the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily related to a $666,000 reduction in expenses related to our independent accountants and other third party service providers, a $459,000 reduction in facility costs, a $235,000 reduction in compensation and other employee related expenses, and miscellaneous other spending reductions of $47,000.

Interest and Other Income, Net

	Three Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Interest and Other Income (Expense), Net	$(91)	$1,141	$(1,232)	(108.0)%

	Nine Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Interest and Other Income (Expense), Net	$(158)	$2,319	$(2,477)	(106.8)%

Interest and other income, net primarily reflects interest income earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

The $1.2 million and $2.5 million decreases in interest and other income, net during the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008 were primarily attributable to a $482,000 and $1.7 million, respectively, decrease in interest income. The reduction in interest income is primarily the result of a reduction in our average invested cash balance between the periods coupled with reductions in the weighted average yield on our investment portfolio.

Also contributing to the $1.2 million and $2.5 million declines in interest and other income, net between the two three and nine month periods were increases of $736,000 and $701,000, respectively, in foreign currency translation losses. We account for foreign currency translation gains and losses associated with our short-term intercompany balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar strengthens in value against these foreign currencies, the associated translation gains favorably impact other income. Conversely, when the U.S. dollar weakens, as it did during the third quarter of 2009, the resulting translation losses negatively impact other income.

Interest Expense on Lease Financing Obligations

	Three Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Interest Expense on Lease Financing Obligations	$415	$435	$(20)	(4.6)%

	Nine Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Interest Expense on Lease Financing Obligations	$1,259	$974	$285	29.3%

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

The $285,000 increase in interest expense on lease financing obligations during the nine months ended September 30, 2009 as compared to the same period in 2008 was the result of the June 2008 building lease extension. The extension had the effect of increasing the amount of our monthly payment attributable to interest expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of these future payments will be allocated to principal repayment and less will be allocated to interest expense.

Provision for Income Taxes

	Three Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Income Tax Expense	$155	$136	$19	14.0%

	Nine Months Ended September 30,		2009 over 2008 $	2009 over 2008%
(Dollars in thousands)	2009	2008	Change	Change
Income Tax Expense	$31	$230	$(199)	(86.5)%

Income tax expense for the quarters ended September 30, 2009 and 2008 was $155,000 and $136,000, respectively. Income tax expense for the nine month periods ended September 30, 2009 and 2008 was $31,000 and $230,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded under our cost of products revenue in our condensed consolidated statements of operations, was approximately $99,000 during the quarter ended September 30, 2009, and $127,000 for the same period in 2008, and $291,000 for the nine months ended September 30, 2009, and $400,000 for the same period in 2008.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of September 30, 2009, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

From time to time, in the ordinary course of business, we may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of September 30, 2009, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through September 30, 2009, we raised $293.3 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

In March and August 2004, March 2006, and February 2007, our board of directors approved a stock repurchase program, which authorized us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. We repurchased a total of 2,204,184 shares under the program at a cost of $16.1 million. This stock repurchase program expired in March 2008.

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under this stock repurchase program during the quarter and nine months ended September 30, 2009. Since inception, we have repurchased a total of 750,000 shares under this program at a cost of $8.9 million. As of September 30, 2009, 2,250,000 shares were available for repurchase. This stock repurchase program will expire in April 2011.

The following table presents selected financial information as of September 30, 2009, and for each of the last three fiscal years (dollars in thousands):

	September 30, 2009	December 31,
		2008	2007	2006
Cash, cash equivalents, and short-term investments	$76,435	$87,316	$107,190	$124,157
Trade accounts receivable, net	14,737	23,480	33,469	13,918
Working capital	96,116	108,811	126,711	129,521
Stockholders’ equity	116,569	132,571	153,211	153,663

As of September 30, 2009, we had $76.4 million in cash, cash equivalents, and short-term investments, a decrease of $10.9 million as compared to December 31, 2008. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.

Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels, adjustments for non-cash charges such as stock-based compensation, depreciation, amortization, and in-process research and development charges, as well as fluctuations in operating asset and liability balances. Net cash used in operating activities was $11.0 million for the nine months ended September 30, 2009, an increase in cash outflows of approximately $13.0 million as compared to the same period in 2008. During the nine months ended September 30, 2009, net cash used in operating activities was primarily the result of our net loss of $28.3 million, partially offset by stock-based compensation expenses of $10.7 million, depreciation and amortization expense of $4.8 million, and changes in our operating assets and liabilities of $1.8 million. During the nine months ended September 30, 2008, net cash provided by operating activities was primarily the result of stock-based compensation expenses of $10.7 million, depreciation and amortization expense of $5.8 million, changes in our operating assets and liabilities of $4.4 million, and a reduction in our accrued investment income of $645,000, partially offset by our net loss of $19.6 million.

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used in investing activities was $20.6 million for the nine months ended September 30, 2009, an increase in cash outflows of approximately $32.7 million as compared to the same period in 2008. During the nine months ended September 30, 2009, net cash used in investing activities was primarily the result of purchases of available-for-sale short-term investments of $99.8 million and capital expenditures of $1.3 million, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $79.4 million and changes in our other long-term assets of $1.0 million. During the nine months ended September 30, 2008, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $61.0 million, partially offset by purchases of available-for-sale short-term investments of $45.4 million and capital expenditures of $3.5 million.

Cash flows from financing activities. Cash flows from financing activities has historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash provided by financing activities was $51,000 for the nine months ended September 30, 2009, an increase in cash inflows of approximately $9.7 million as compared to the same period in 2008. During the nine months ended September 30, 2009, net cash provided by financing activities was primarily the result of $1.8 million from the exercise of stock options by our employees, partially offset by $1.1 million in principal payments on our building lease financing obligations, and $699,000 worth of shares repurchased from employees for payment of employee taxes on vesting of share awards and upon exercise of stock options. During the nine months ended September 30, 2008, net cash used in financing activities was primarily the result of $8.9 million worth of open-market repurchases of our common stock under our stock repurchase program, $1.5 million in principal payments on our building lease financing obligations, and $1.4 million worth of shares repurchased from employees for payment of employee taxes on vesting of share awards and upon exercise of stock options; partially offset by proceeds of $2.0 million from the exercise of stock options by our employees.

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

We maintain a $10.0 million line of credit with our primary bank. As of September 30, 2009, our primary bank has issued, against the line of credit, a standby letter of credit totaling $37,000. Other than causing to have issued standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

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

RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2009, and the years ended December 31, 2008, 2007, and 2006, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, our Chairman and Chief Executive Officer, M. Kenneth Oshman, uses his private plane or charter aircraft for company business for himself and any employees that accompany him. In August 2008, our Board of Directors approved a reimbursement arrangement whereby our company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During the three and nine months ended September 30, 2009, we recognized a total of approximately $38,000 and $169,000, respectively, in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the condensed consolidated statements of operations. The Audit Committee of the Company’s Board of Directors regularly reviews these reimbursements.

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

For the three months ended September 30, 2009 and 2008, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.2 million and $5.5 million, respectively. For the nine months ended September 30, 2009 and 2008, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $4.2 million and $8.4 million, respectively. As of September 30, 2009, and December 31, 2008, $630,000 and $5.0 million, respectively, of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

RECENTLY ISSUED ACCOUNTING STANDARDS

See the section entitled “Recent Accounting Pronouncements” in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a full description of recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. Recent turmoil in the worldwide financial markets, and the present economic slowdown and the uncertainty over its breadth, depth and duration continue to put pressure on the global economy and have a negative effect on our business. Further, the worldwide financial and credit crisis continues to limit the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit combined with losses in worldwide equity markets are causing the current economic recession in the United States and around the world to continue.

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

In addition, there could be a number of follow-on effects from the credit crisis on our business, such as the insolvency of certain of our key customers, which could impair our distribution channels, or result in the inability of our customers to obtain credit to finance purchases of our products. Also, the recently enacted U.S. economic stimulus legislation has caused potential customers to delay their purchases until they determine whether and when the economic incentives will become available to them under the legislation.

This uncertainty about future economic and political conditions makes it difficult for us to forecast operating results and to make decisions about future investments. We have already seen the effects of the economic slowdown on both of our LWI an NES revenues. If economic activity in the U.S. and other countries’ economies remains weak, many customers may continue to delay, reduce, or even eliminate their purchases of networking technology products. This could result in reductions in sales of our products, longer sales cycles, slower adoption of our technologies, increased price competition, and increased exposure to excess and obsolete inventory. For example, distributors could decide to further reduce inventories of our products. Also, the inability to obtain credit could cause a utility to postpone its decision to move forward with a large scale deployment of our NES system. If conditions in the global economy, U.S. economy or other key vertical or geographic markets we serve remain uncertain or weaken further, we would experience material negative impacts on our business, financial condition, results of operations, cash flow, capital resources, and liquidity.

Our NES revenues may not be predictable, which could cause volatility in the price of our stock.

We and our partners sell our NES system to utilities. For several reasons, sales cycles with utility companies are generally extended and unpredictable. Utilities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending. In addition, in many instances, a utility may require one or more field trials of an automated meter infrastructure (AMI) system (such as one based on our NES system) before moving to a volume deployment. There is also generally an extended development and integration effort required in order to incorporate a new technology into a utility’s existing infrastructure. In addition, in the U.S., utilities have delayed deployments as they have sought incentives under the U.S. economic stimulus legislation. A number of other factors may also need to be addressed before the utility decides to engage in a full-scale deployment of our NES system, including:

•	regulatory factors or internal utility requirements that may affect the AMI system or the timing of its deployment;

•	the time it takes for utilities to evaluate multiple competing bids, negotiate terms, and award contracts for large scale metering system deployments;

•	the deployment schedule for projects undertaken by our utility or systems integrator customers; and

•	delays in installing, operating, and evaluating the results of an AMI field trial that is based on our NES system.

As a result, we can often spend up to two years working either directly or through a reseller to make a sale to a utility. At the end of that lengthy sales process, there is no guarantee that we will be selected by the utility.

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

Once a utility decides to move forward with a large-scale deployment of an AMI project that is based on our NES system, the timing of and our ability to recognize revenue on our NES system product shipments will depend on several factors. These factors, some of which may not be under our control, include shipment schedules that may be delayed or subject to modification, other contractual provisions, such as customer acceptance of all or any part of the AMI system, and our ability to manufacture and deliver quality products according to expected schedules. In addition, the complex revenue recognition rules relating to products such as our NES system may also require us to defer some or all of the revenue associated with NES product shipments until certain conditions, such as the acceptance of software deliverables, are met in a future period. By way of example, at the end of 2006, our revenue recognition policies required us to defer approximately $14.4 million of NES revenue due to customer requests for modified functionality in a software feature even though we had already shipped the associated hardware, which had been accepted and in some cases paid for by the customers.

As a consequence of these long sales cycles, unpredictable delay factors, and complex revenue recognition policies, our ability to predict the amount of NES revenues that we may expect to recognize in any given fiscal quarter is likely to be limited. As NES revenues account for an increasing percentage of our overall revenues, we are likely to have increasing difficulty in projecting our overall financial results. Our inability to accurately forecast future revenues is likely to cause our stock price to be volatile.

Sales of our NES system may fail to meet our financial targets, which would harm our results of operations.

We have invested and intend to continue to invest significant resources in the development and sales of our NES system. Our long-term financial goals include expectations for a reasonable return on these investments. However, to date the revenues generated from sales of our NES system products have not yielded gross margins in line with our long term goals for this product line, although our NES related operating expenses have increased significantly.

In order to achieve our financial targets, we must meet the following objectives:

•	Increase market acceptance of our NES system products in order to increase NES revenues;

•

Increase gross margin from our NES revenues by continuing to reduce the cost of manufacturing our NES system products, while at the same time managing manufacturing cost pressures associated with commodity prices and foreign exchange fluctuations;

•	Manage the manufacturing transition to reduced-cost NES products; and

•	Manage our operating expenses to a reasonable percentage of revenues.

We cannot assure you that we will meet any or all of these objectives to the extent necessary to achieve our financial goals and, if we fail to achieve our goals, our results of operations are likely to be harmed.

We are exposed to credit risk and payment delinquencies on our accounts receivable, and this risk has been heightened during the current decline in economic conditions.

We only recognize revenue when we believe collectibility is reasonably assured. However, almost none of our outstanding accounts receivables are covered by collateral or credit insurance. In addition, our standard terms and conditions permit payment within a specified number of days following shipment of product, or in some cases, after the customer’s acceptance of our products. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. Additionally, when one of our resellers makes a sale to a utility, we face further credit risk due to the fact that the reseller may not be able to pay us until it receives payment from the utility. As economic conditions change and worsen, certain of our direct or indirect customers may face liquidity concerns and may be unable to timely satisfy their payment obligations to us or our resellers, which could have a material adverse effect on our financial condition and results of operations.

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

Because we depend on a limited number of key suppliers and in certain cases, a sole supplier, the failure of any key supplier to produce timely and compliant products could result in a failure to ship products, which would harm our results of operations and financial position.

Our future success will depend significantly on our ability to timely manufacture our products cost effectively, in sufficient volumes, and in accordance with quality standards. For most of our products requiring assembly, we rely on a limited number of contract electronic manufacturers (CEMs), principally Jabil and TYCO. These CEMs procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks, including reduced control over quality, costs, delivery schedules, availability of materials, components, finished products, and manufacturing yields. As a result of these and other risks, our CEMs could demand price increases for manufacturing our products. In addition, CEMs can experience turnover and instability, exposing us to additional risks as well as missed commitments to our customers.

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

The failure of any key manufacturer to produce a sufficient number of products on time, at agreed quality levels, and fully compliant with our product, assembly and test specifications could result in our failure to ship products, which would adversely affect our revenues and gross profit, and could result in claims against us by our customers, which could harm our results of operations and financial position.

Because our products use components or materials that may be subject to price fluctuations, shortages, or interruptions of supply, we may be unable to ship our products in a timely fashion, which would adversely affect our revenues, harm our reputation and negatively impact our results of operations.

We may be vulnerable to price increases for products, components, or materials, such as copper and cobalt. We generally do not enter into forward contracts or other methods of hedging against supply risk of these raw materials. In addition, in the past we have occasionally experienced shortages or interruptions in supply for certain of these items, including products or components that have been or will be discontinued, which caused us to delay shipments beyond targeted or announced dates. To help address these issues, we may decide to purchase quantities of these items that are in excess of our estimated requirements. As a result, we could be forced to increase our excess and obsolete inventory reserves to provide for these excess quantities, which could harm our operating results.

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

Because we may incur penalties and/or be liable for damages with respect to sales of our NES system products, we could incur unanticipated liabilities that would negatively affect our operating results.

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

Because the markets for our products are highly competitive, we may lose sales to our competitors, which would harm our revenues and results of operations.

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

Competitors for our NES system products include Aclara, Elster, Enel, GE, IBM, Iskraemeco, Itron, the Landis+Gyr group of companies, Siemens, and Silver Spring Networks, which directly or through IT integrators such as IBM or telecommunications companies such as Telenor, offer metering systems that compete with our NES system offering.

For our LWI products, our competitors include some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. Key company competitors include companies such as Siemens and Cisco in the building industry; Allen-Bradley (a subsidiary of Rockwell Automation), Groupe Schneider and Siemens in the industrial automation industry; Siemens in the transportation industry; and Zensys in the home control market. Key industry standard and trade group competitors include BACnet, DALI, and Konnex in the buildings industry; DeviceNet, HART, and Profibus in the industrial control market; DLMS in the utility industry; Echonet, ZigBee and the Z-Wave alliance in the home control market; and the Train Control Network (TCN) in the rail transportation market. Each of these standards and/or alliances is backed by one or more competitors. For example, the ZigBee alliance includes over 300 member companies with promoter members such as Ember, Emerson, Freescale, Itron, Kroger, Landis+Gyr, Philips, Reliant Energy, Schneider Electric, STMicroelectronics, Tendril, and Texas Instruments.

Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, and broader product offerings. In addition, the utility metering market is experiencing a trend towards consolidation. As a result, these competitors may be able to devote greater resources to the development, marketing, and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. Some of our competitors may also be eligible for stimulus money, which could give them an additional financial advantage. If we are unable to compete effectively in any of the markets we serve, our revenues, results of operations, and financial position would be harmed.

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

Due to the financial and operational risks associated with our international operations, our revenues may decline due to risks unrelated to our ability to sell our products.

We have operations located in ten countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 82.0% of our total net revenues for the quarter ended September 30, 2009, and 70.8% of our total net revenues for the same period in 2008; and 80.0% of our total net revenues for the nine months ended September 30, 2009, and 78.5% for the same period in 2008. We expect that international sales will continue to constitute a significant portion of our total net revenues.

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

•	economic and political conditions in the countries where we do business;

•	differing vacation and holiday patterns in other countries, particularly in Europe;

•	labor actions generally affecting individual countries, regions, or any of our customers, which could result in reduced demand for, or could delay delivery or acceptance of, our products;

•	international terrorism; and

•	potentially adverse tax consequences, including restrictions on repatriation of earnings.

Any of these factors could have a material adverse effect on our revenues, results of operations, and our financial condition.

If we do not maintain adequate distribution channels, our revenues will be harmed.

We market our NES system products directly, as well as through selected VARs and integration partners. We believe that a significant portion of our NES system sales will be made through our VARs and integration partners, rather than directly by our company. To date, our VARs and integration partners have greater experience in overseeing projects for utilities. As a result, if our relationships with our VARs and integration partners are not successful, or if we are not able to create similar distribution channels for our NES system products with other companies in other geographic areas, revenues from sales of our NES system products may not meet our financial targets, which will harm our operating results and financial condition.

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

Our company’s success depends substantially on the performance of our executive officers and key employees. Due to the specialized technical nature of our business, we are particularly dependent on our Chief Executive Officer and our technical personnel. In November 2009, we announced that our Chairman and CEO had been diagnosed with lung cancer and would step down as CEO to focus on his treatment. At the same time, we announced that one of our existing directors would become our CEO on an interim basis, while we search for a new CEO. Our future success will depend on our ability to attract, integrate, motivate and retain a successor CEO and qualified technical, sales, operations, and managerial personnel.

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

•	recording of expense relating to equity compensation will decrease our earnings;

•	we may incur costs associated with any future business acquisitions; and

•

any future impairment charges related to goodwill, other intangible assets, and other long-lived assets required under generally accepted accounting principles in the United States may negatively affect our earnings and financial condition.

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

As of October 31, 2009, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 30.0% of our outstanding stock.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at September 30, 2009, and December 31, 2008, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at September 30, 2009, and December 31, 2008, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our

Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Factors That May Affect Future Results Of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This restated description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I Item 1A of our 2008 Annual Report on Form 10-K and in Part II Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2009, and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the new stock repurchase program during the quarter ended September 30, 2009. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of September 30, 2009, 2,250,000 shares were available for repurchase. The stock repurchase program will expire in April 2011.

The following table provides information about the repurchase of our common stock during the quarter ended September 30, 2009:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1- July 31	6,528	$8.15	—	2,250,000
August 1- August 31	23,065	$9.91	—	2,250,000
September 1- September 30	24,572	$12.36	—	2,250,000

Total	54,165	$10.81	—	2,250,000

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

ECHELON CORPORATION

Date: November 4, 2009	By:	/s/ OLIVER R. STANFIELD
Oliver R. Stanfield, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith