Form 10-K/A
period 2008-12-31
ECHELON CORP
filed 2010-03-11
CIK 31347

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 is to file Exhibits 10.10, 10.11, 10.12, 10.13, 10.14, 10.15, and 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”). Exhibit 10.10 was inadvertently omitted from our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission (the “Commission”) on March 17, 2000. Exhibits 10.11 and 10.12 were inadvertently omitted from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the Commission on August 14, 2000. Exhibit 10.13 was inadvertently omitted from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 14, 2000. Exhibit 10.14 was inadvertently omitted from our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on March 29, 2002. Exhibits 10.15 and 10.16 were inadvertently omitted from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the Commission on August 11, 2008. No other changes have been made to the Form 10-K.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

3. Exhibits

Item 601 of Regulation S-K requires the following exhibits listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description of Document

3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.3(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

4.2(4)	Second Amended and Restated Modification Agreement dated May 15, 1997.

10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(5)+	1997 Stock Plan and forms of related agreements.

10.2(a)(5)+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature

10.2(b)(1)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature

10.2(c)(6)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement

10.2(d)(7)+	Form of 1997 Stock Plan Performance Share Agreement

10.2(e)(7)+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees

10.2(f)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees

10.2(g)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees

10.2(h)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria

10.2(i)(7)+	Form of 1997 Stock Plan Performance Share Agreement

10.2(j)*+	Form of 1997 Stock Plan Stock Appreciation Right Agreement

10.3(4)+	1988 Stock Option Plan and forms of related agreements.

10.4(4)	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).

10.5(4)	Form of International Distributor Agreement.

10.6(4)	Form of OEM License Agreement.

10.7(4)	Form of Software License Agreement.

10.8(4)	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.

10.9(8)+	1998 Director Option Plan.

10.10	Building 1 Lease Agreement dated December 30, 1999

10.11	First Amendment to Building 1 Lease Agreement dated May 10, 2000

10.12	Echelon Corporation Common Stock Purchase Agreement with ENEL S.p.A. dated June 30, 2000

10.13	Second Amendment to Building 1 Lease Agreement dated September 22, 2000

10.14	Building 2 Lease Agreement dated November 15, 2001

10.15	Third Amendment to Building 1 Lease Agreement dated April 10, 2008

10.16	First Amendment to Building 2 Lease Agreement dated April 10, 2008

21.1(3)	Subsidiaries of the Registrant.

23.1(9)	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1(4)	Power of Attorney (see signature page).

31.1(9)	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(9)	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(9)	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 11, 2000.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 16, 2007, filed on August 17, 2007.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1/A filed on July 9, 1998.
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on June 1, 1998.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 16, 2007.
(6)	Incorporated herein by reference to the Registrant’s Current Report Form 8-K dated April 12, 2007, filed on April 18, 2007.
(7)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008.
(8)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on August 21, 2000.
(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: March 11, 2010	By:	/s/ OLIVER R. STANFIELD
Oliver R. Stanfield, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signatures	Title	Date

/s/ ROBERT R. MAXFIELD Robert R. Maxfield	Chief Executive Officer, President and Director (Principal Executive Officer)	March 11, 2010

/s/ OLIVER R. STANFIELD Oliver R. Stanfield	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 11, 2010

* M. Kenneth Oshman	Chairman of the Board	March 11, 2010

* Armas Clifford Markkula, Jr.	Vice Chairman	March 11, 2010

* Robyn M. Denholm	Director	March 11, 2010

* Robert J. Finocchio, Jr.	Director	March 11, 2010

* Richard M. Moley	Director	March 11, 2010

* Betsy Rafael	Director	March 11, 2010

* Larry W. Sonsini	Director	March 11, 2010

* /s/ OLIVER R. STANFIELD Oliver R. Stanfield Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description of Document

3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.3(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

4.2(4)	Second Amended and Restated Modification Agreement dated May 15, 1997.

10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(5)+	1997 Stock Plan and forms of related agreements.

10.2(a)(5)+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature

10.2(b)(1)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature

10.2(c)(6)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement

10.2(d)(7)+	Form of 1997 Stock Plan Performance Share Agreement

10.2(e)(7)+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees

10.2(f)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees

10.2(g)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees

10.2(h)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria

10.2(i)(7)+	Form of 1997 Stock Plan Performance Share Agreement

10.2(j)*+	Form of 1997 Stock Plan Stock Appreciation Right Agreement

10.3(4)+	1988 Stock Option Plan and forms of related agreements.

10.4(4)	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).

10.5(4)	Form of International Distributor Agreement.

10.6(4)	Form of OEM License Agreement.

10.7(4)	Form of Software License Agreement.

10.8(4)	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.

10.9(8)+	1998 Director Option Plan.

10.10	Building 1 Lease Agreement dated December 30, 1999

10.11	First Amendment to Building 1 Lease Agreement dated May 10, 2000

10.12	Echelon Corporation Common Stock Purchase Agreement with ENEL S.p.A. dated June 30, 2000

10.13	Second Amendment to Building 1 Lease Agreement dated September 22, 2000

10.14	Building 2 Lease Agreement dated November 15, 2001

10.15	Third Amendment to Building 1 Lease Agreement dated April 10, 2008

10.16	First Amendment to Building 2 Lease Agreement dated April 10, 2008

21.1(3)	Subsidiaries of the Registrant.

23.1(9)	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1(4)	Power of Attorney (see signature page).

31.1(9)	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(9)	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(9)	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(1)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 11, 2000.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 16, 2007, filed on August 17, 2007.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1/A filed on July 9, 1998.
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on June 1, 1998.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 16, 2007.
(6)	Incorporated herein by reference to the Registrant’s Current Report Form 8-K dated April 12, 2007, filed on April 18, 2007.
(7)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008.
(8)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on August 21, 2000.
(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009.