Form 10-K
period 2009-12-31
ECHELON CORP
filed 2010-03-16
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer  ☐             Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, there were 40,701,746 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the per share closing sale price of $8.48 of such shares on the Nasdaq Global Market on June 30, 2009) was approximately $250.3 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2010, 41,041,082 shares of the registrant’s common stock, $.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2010 (Proxy Statement)	Part III

ECHELON CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

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

General

Echelon was incorporated in California in 1988 and reincorporated in Delaware in 1989. We are an ISO 9001 certified company that develops, markets, and sells system and network infrastructure products that enable everyday devices — such as air conditioners, appliances, electricity meters, light switches, thermostats, and valves — to be made smart and inter-connected. Working together, products and systems equipped with our technology can monitor and save energy; lower costs; improve productivity; enhance service, quality, safety, and convenience; and help in the transformation to a more energy efficient future and smarter electricity grid.

In the building, home, industrial, transportation, and other automation markets, we sell a suite of control networking products to original equipment manufacturers (OEMs). OEMs “design in,” or embed, our products into their products and systems in order to give their products local intelligence and networking capability and deliver the benefits described above. We call the products that we sell to OEMs our LONWORKS® Infrastructure, or “LWI”, product line. Our LWI products include transceivers, control modules, routers, network interfaces, development tools, and software tools and toolkits. In December 2008, the protocols used in our LonWorks products and signaling used by our free topology and power line transceivers were approved as a global control standard by the International Organization for Standardization (ISO) and the International Electrotechnical Commission (IEC). Representative customers include BOC Edwards, EnerNOC, Fuji Electric, Fujitsu General, Groupe Schneider, Honeywell, Johnson Controls, NTT Data, Samsung, Schindler Elevator, Siemens, and Trane. We believe that by using our LWI products, OEMs can reduce their development time and expense and bring higher quality, more functional products to market than without our LWI products or than would be possible using alternative development approaches. Most important, we believe the resulting products can also be “energy aware” and save energy, and are also lower cost for end-users to install, maintain and operate.

For system integrators serving the street lighting, remote facility monitoring, and energy management markets, we have developed the i.LON® SmartServer family of energy management products, which provides a low-cost, robust Internet interface and local control capability for remote devices and systems. We believe that the SmartServer product family provides a compelling platform for applications that can monitor and substantially reduce energy consumption, lower maintenance costs, and enhance safety and convenience. The SmartServer is used in demand-response applications by customers such as EnerNOC. Representative resellers of SmartServer–based, managed street lighting solutions include Streetlight Vision, Device Insight, and Intron. Representative end-use customers include the City of Oslo, Norway, the City of Bremen, Germany, and Quebec City in Canada. We also see an emerging class of SmartServer applications we refer to as Enterprise Energy Management (EEM).

In EEM applications, an enterprise is able to manage multiple distributed sites, each with a local network of LonWorks devices and a SmartServer for internet connectivity and control, in a coordinated and unified way to reduce energy and maintenance costs, improve quality and consistency, or identify and replicate best practices. In quick-service restaurants, for example, LonWorks based products from our OEM customers can be used along with i.LON SmartServers to monitor and control kitchen equipment and key building systems, including heating, ventilation, and air conditioning (HVAC) and lighting, through a single network, in an effort to manage energy use and improve efficiency. For example, the quick-serve giant McDonald’s is encouraging its kitchen equipment manufacturers to incorporate our LonWorks technology into new equipment as a way to lower operating costs and improve operations. The potential savings for quick-service restaurants is considerable since the average restaurant, operating without an effective control system, spends thousands of dollars a year in energy costs.

For the electric utility industry we have developed a smart grid infrastructure system that we call the Networked Energy Services (NES) system. The NES system provides a two-way information and control path between the utility and its customer, which we believe enables utilities to reduce operating costs; improve customer service; offer multiple tariff plans, including time-of-use metering and prepay metering; promote energy efficiency; better utilize distribution assets; improve grid quality and reliability; control loads and reduce peak demand; and respond more rapidly to changing customer and regulatory requirements. Outside of the United States, our primary channel to market for the NES system is through value-added resellers (VARs). Examples of NES VARs and partners include Eltel Networks A/S, ES Elektrosandberg AB, ES Mätteknik, EVB, Görlitz, Limited Liability Company Engineering Center ENERGOAUDITCONTROL, and Telvent Energia SA. These VARs in turn add application software, project management, and other value-added services to provide utilities with complete advanced metering systems offerings. Representative end-use customers served through our VARs include SEAS-NVE, Energi Midt, and NRGi in Denmark,Vattenfall and E.ON in Sweden, Linz in Austria, and Fortum in Finland. In the United States, our channel to market is a mix of VARs, partners, and direct sales to utilities. A representative direct customer in the United States is Duke Energy.

Our product lines are complementary to each other, tied together by a common theme of energy management. We believe that, while each offering has substantial value on its own, together they bring a more comprehensive and valuable solution to the end user and that, over time, our success in system infrastructure applications helps drive success in the network infrastructure applications and vice-versa. For example, we believe that utilities that adopt our NES system become better prospects for SmartServer-based street lighting systems and for in-home and in-building energy management applications based on our LWI products. We believe the same synergy is present for utilities that first adopt a SmartServer-based street lighting system. Likewise we believe that because our system products are built on our LWI products, the availability of home and commercial devices based on our LWI products represents an opportunity for utilities to extend the reach of energy management into homes and buildings.

Markets

We market our products and services primarily in North America, Europe, Japan, China and other selected Asia Pacific countries. Our principal target markets include the following:

Electric Utilities

We believe the worldwide electric metering industry is transitioning from stand-alone meters or limited-function automatic metering reading (AMR) systems to advanced metering infrastructure (AMI) or more advanced “smart grid” systems. These advanced systems offer two-way communication and multiple services over a common infrastructure to utilities and their customers, and provide the ability to add new functionality over time to “future proof” the system. While the timing and speed of the transition varies by geography, and within a given geography by utility, we believe that two principal factors will drive this change: opening of energy markets to retail competition, which motivates utilities to increase service quality and flexibility while lowering their cost-to-serve; and growing concerns regarding energy availability and sustainability, which drive regulators and utilities toward time-of-use pricing, demand response, load shifting, and other programs to reduce both energy consumption and peak-load demand.

To capitalize on this opportunity, Echelon developed the NES System. Through our innovative use of the low voltage power lines as a reliable communications network, we believe the NES System offers unique values to utilities beyond those associated with AMI systems. Through our use of the power line network, we are able to map the relationship between meters and low voltage distribution transformers, which provides important information for capacity planning (and which is ever growing in importance as distributed generation and electrical vehicle usage grows) that is otherwise manually maintained and therefore subject to significant error over time. With a strategy of selling the NES System through our VAR partners, we launched the NES VAR channel and shipped the first release of our NES System products for use in trials in December 2003. We, or more often our VARs or other partners, have installations that are underway or completed in Australia, Austria, Denmark, Germany, the Netherlands, Russia, Sweden, Switzerland, the United States, and other countries. To date, we have shipped over 2.0 million NES smart meters to customers around the world and, in addition to announced installations, our company, and more often our VARs, are participating in trials or deployments at over 100 utilities worldwide. We believe that the NES System serves a worldwide market opportunity arising from the need to save energy and reduce carbon emissions.

In June 2000, we began working with the Italian utility Enel to incorporate our technology into Enel’s Contatore Elettronico project. Under this project, Enel replaced its existing stand-alone electricity meters with advanced, networked electricity meters at over 27 million of its customers’ locations in Italy. We completed our scheduled deliveries under this project in 2005. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from us. Under the software enhancement agreement, we provide software enhancements to Enel for use in the Contatore Elettronico system. The development and supply agreement expires in December 2011, and the software enhancement agreement expires in December 2010, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances.

Building Automation

Our LWI product line is used by companies worldwide in most areas of the building automation industry, including access control; automatic doors; elevators; energy management; fire/life/safety; HVAC; lighting; metering; security; and automated window blinds. The technology platform underlying the LWI product line is widely recognized in industry studies as one of the leading open control platforms for the building automation market, as evidenced by its ratification in ISO/IEC, ANSI, EN, GB, and other standards. We believe that our products are widely accepted because they lower installed system cost, reduce ongoing life-cycle costs, serve as a basis to provide more ongoing choice in services and products to end-users, and increase the functionality of devices and systems. We also believe that an increased global interest in reducing energy consumption — both to reduce cost and minimize impact to the environment — has led to a greater understanding of the long-term value of device level control networks and has therefore become a driving force behind the adoption of our LWI and i.LON SmartServer products. For example, using a LONWORKS building management system to integrate and optimize HVAC, lighting, security, and other subsystems, the Crown Estate headquarters building in London was able to achieve 37% less carbon dioxide emissions than that of a comparable building and was awarded the highest rating possible by BREEAM, a U.K. assessment method that rates the environmental performance of new and existing buildings. Our OEM customers in the building automation market include Groupe Schneider, Honeywell, Johnson Controls, Philips Lighting, Schindler Elevator, Siemens, and Yamatake.

Enterprise Energy Management (EEM)

Our LWI product line and i.LON SmartServer are used by large end-users in this emerging market category. Characterized by organizations with several to many building assets that need centralized monitoring and energy management, EEM markets include quick service restaurants, schools, bank branches and other institutions. The SmartServer is the entry point to connect existing equipment to centralized monitoring and management software provided by partners such as Invensys Corporation. Products incorporating our LWI product line are leveraged to provide energy and status information to the enterprise via the SmartServer to identify operating losses and best practices

Demand Response

Echelon’s products, including the i.LON Internet Server and i.LON SmartServer, are being used by several energy management companies, including EnerNOC, Inc., to implement automated demand response solutions that help business customers manage energy use and control energy costs during peak electricity periods. We believe significant opportunities exist for energy management companies to extend their service offerings and gain additional energy savings by taking advantage of the SmartServer product’s ability to interact with LonWorks and other connected devices within commercial buildings to offer more distributed, finer-grained control. We believe that this, in turn, further drives the demand for our our customer’s LWI based products.

Street Lighting

We believe that the street lighting market represents a large market opportunity for our LWI and i.LON SmartServer products. Through the combination of our power line smart transceiver product built into (or serving as a controller for) ballasts to provide local intelligence, control, and reliable networking, and our i.LON SmartServer, acting as a street lighting segment controller to provide provide local control and remote Internet connectivity, LONWORKS based street lighting systems can reduce energy consumption and cut maintenance costs through remote diagnostics and predictive failure reporting, enhance safety, and improve lighting quality, while serving as a city-wide infrastructure for future applications. For example, the City of Oslo, Norway is in the process of replacing ballasts in 55,000 streetlights with electronic ballasts that communicate over existing power lines using Echelon’s power line technology. Preliminary results have demonstrated energy reduction of over 50% and increased operating efficiencies on the order of 30%. In Quebec City in Canada, the city has installed approximately 1,000 lights and has used street lighting as the infrastructure to communicate and control electronic bus lane signs. Our OEM customers and reseller partners in the street lighting market include Device Insight, Luminext, Kongsberg Analogic, Philips Lighting Control, SELC, and Streetlight Vision.

Home Control

While the market for home automation and control is still developing, we believe that product innovations we have made to simplify the installation of such devices, coupled with a growing consumer demand for “green” products that can help devices manage and reduce and control their energy costs, provide the necessary technical underpinnings for the home area network market. We believe that the widespread installation of smart metering and smart grid infrastructures such as the NES System will create a new opportunity in the market for the energy aware home area network and energy aware devices.

Industrial Automation

Our LWI products are used in a wide range of industrial automation applications, such as semiconductor fabrication plants, gas compressor stations, gasoline tank farms, oil pumping stations, water pumping stations, textile dyeing machinery, pulp and paper processing equipment, and automated conveyor systems. In such industrial installations, among other advantages, our control networks can replace complex wiring harnesses, reduce installation costs, eliminate expensive programmable logic controllers and distribute control among sensors, actuators and other devices, thereby reducing system costs, improving control and eliminating the problem of a single point of failure. For example, BOC Edwards, a leading supplier of vacuum pumping systems to the semiconductor industry, uses our products within certain vacuum pump products to replace complex wiring used to connect various motors, sensors, actuators, and displays. In addition to BOC Edwards, our OEM customers in the industrial automation market include Fuji Electric, Hitachi, and Yokagawa.

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

Our LWI network infrastructure products include transceivers, control modules, routers, network interfaces, development tools, and software tools and toolkits. Transceivers and control modules are products that our OEM customers use to embed networking and intelligence into their products. Sales of transceivers and control modules generated approximately 26.1% of our revenues during 2009 and 25.4% of our revenues during both 2008 and 2007. Routers are used to control and partition network traffic, increasing the total throughput and speed of the system or to provide transparent support for multiple media, which makes it possible to signal between different types of media, such as twisted pair, power line, radio frequency, and optical fiber. Network interfaces are products that can be used to connect computers and controllers to a LONWORKS network. Our Mini EVK and NodeBuilder® development tools are designed to make it easy for OEMs to design our transceivers and control modules into their products and systems. Our software tools and toolkits include our LNS® network operating system, which provides a client-server platform for installing, maintaining, monitoring, and interfacing with LONWORKS networks, and the LNS based LonMaker® Integration Tool, which is built on the Microsoft Visio technical drawing package to give users a graphical, “drag and drop” environment for designing their network’s control system. In March 2009, we announced a new set of products that we collectively call LonWorks 2.0. These products include the Neuron® 5000 processor, the FT 5000 Smart Transceiver, LNS® FX network operating system, LonMaker® FX installation tool, the NodeBuilder® FX Development Tool and the Mini FX Evaluation Kit. The new and updated products offer a number of benefits to OEMs including increased performance, reduced cost, and simplified installation.

Our system infrastructure products include the i.LON SmartServer family of Internet servers and the NES System. Our SmartServer products provide cost-effective, secure LAN, WAN, and Internet connectivity to everyday devices in control networks and is the key Echelon product in EEM, demand/response, and street lighting solutions. The i.LON SmartServer 2.0 also includes a number of capabilities specifically designed to simplify the implementation and increase the functionality of LONWORKS based street lighting and remote facility monitoring and energy management applications.

Our NES System is designed to provide the core networking infrastructure necessary to build and deploy an advanced metering system. It includes a family of digital electricity meters, a family of data concentrators, and the NES System software. NES electricity meters are designed to meet the needs of residential and light commercial users. Since electricity meters are measurement devices used to bill consumers, some countries require that meters be certified (or “homologated”) by a recognized authority to verify their accuracy. As of December 31, 2009, NES meters had been homologated in multiple countries and also had been homologated under the EU Measurement Instrumentation Directive (MID). As new versions of our meters are introduced, they generally must be re-homologated in a given country before they can be installed and used there. The mechanical form-factor and characteristics also vary by country. Our initial set of NES meters conformed to the IEC standards used throughout most of Europe and parts of Asia. In 2006, we added additional products that meet the BS standards used in the UK and many former British Colonies, the AS standards used in Australia, and meters that conform to the ANSI form-factor used throughout the United States and Canada. NES data concentrators are designed to reduce system cost by enabling all of the electricity on a given low voltage transformer to share a single wide area connection. Data concentrators are offered in different configurations based upon the number of meters that they are designed to manage. Data concentrators connect to the wide area network using an industry standard modem interface. They communicate using Internet standard TCP/IP, allowing our resellers and their utility customers to select a wide variety of available connectivity options including GPRS (general packet radio service), GSM (Global System for Mobile communications), PSTN (public switched telephone networks), BPL (broadband over power line), WiFi, WiMax, Fiber Optic, Ethernet and others. The NES system software is enterprise software designed to allow our customers to quickly integrate the NES system into a utility’s business processes and systems. Through the NES system software, the NES system, in effect, looks like a collection of web services and events, allowing a wide range of industry standard tools and operating environments to be used. The NES system software is designed to scale from low cost, single server implementations for small pilots, to large scale systems distributed physically and geographically across multiple servers to support millions of meters with high reliability, availability, and scalability requirements. In 2009, we introduced the NES Element Manager, a powerful network management software application designed to reduce the lifecycle costs and improve the efficiency of installing, maintaining and managing smart grid deployments. The new enterprise software gives utilities insight into critical network fault, performance, capacity, and management metrics required to manage the utility’s project lifecycle, including installation, configuration, provisioning, management, and monitoring. This application provides the utility with the tools and information it needs to ensure reliable data management, network management, and network performance. Element Manager integrates with existing NES systems and other enterprise applications.

In January 2010, we announced an agreement with the Brazil meter manufacturer ELO Sistemas Eletronicos (ELO) under which ELO will develop and market smart NES compatible electricity meters in Brazil and elsewhere in Latin America, becoming the first alternate source for NES meters on the market. This agreement represents an important next step in our strategy to establish the NES System as an open, standard platform for smart grid systems.

We also offer a variety of technical training courses covering our products and technology. These courses are designed to provide hands-on, in-depth and practical experience that can be used immediately by our customers to build products and systems based on our products. In some instances these classes are licensed to third-parties in foreign markets who present them in the local language. Additionally, we offer a variety of computer-based training courses that can be taken over the Internet. We also offer telephone, e-mail, and on-site technical support to our customers on a term contract or per-incident basis. The goal of these support services is to resolve customers’ technical problems on a timely basis, ensure that our products will be used properly, and shorten the time required for our customers to develop products that use our technology. Lastly, we offer a variety of post-contract support (PCS) packages for our NES System software and Element Manager software products, which we market as Software Investment Protection (SIP). These SIP packages range from providing simple bug fixes to providing software upgrades and enhancements.

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

Our total expenses for product development were $35.4 million for 2009, $37.8 million for 2008, and $32.6 million for 2007. Included in these totals were stock-based compensation expenses of $5.7 million, $6.0 million, and $2.8 million, for the years ended December 31, 2009, 2008, and 2007, respectively. We anticipate that we will continue to commit substantial resources to product development in the future and, as a result, product development expenses may continue to increase over historical levels. To date, we have not capitalized any software development costs from our development efforts.

Marketing

Our marketing efforts focus on creating awareness of our brand, the products and solutions that we offer, and the capabilities and benefits that they bring. We conduct an integrated marketing program comprised of press releases, brochures, published papers, case studies, participation in industry trade shows, speaking at industry conferences, webinars, advertising, direct mail, newsletters, our global website, and industry exhibitions and conferences. We have also formed and actively participate in two associations directly focused on the adoption of our products, LONMARK® International and the Energy Services Network Association (ESNA), and participate in other relevant industry organizations.

Sales and Distribution

In most regions of the world we market and sell our products and services using our direct sales organization, distributors, value-added resellers, and integration partners. We rely solely on distributors in certain markets in the Asia Pacific and Latin America regions. During the three years ended December 31, 2009, we had six customers that accounted for a majority of our revenues: EBV Electronik GmbH (“EBV”), the primary distributor of our LONWORKS® Infrastructure products in Europe; Enel S.p.A. (“Enel”), an Italian utility company (including Enel’s third party meter manufacturers); Duke Energy Corporation (“Duke”), a U.S. utility company; and Eltel Networks A/S (“Eltel”), Telvent Energia y Medioambiente SA (“Telvent”), and ES Elektrosandberg AB (“ES”), value added resellers of our NES products. For the years ended December 31, 2009, 2008, and 2007, the percentages of our revenues attributable to sales made to these customers were as follows:

	Year Ended December 31,
	2009	2008	2007
Eltel	25.3%	4.2%	—%
EBV	13.6%	15.3%	12.8%
Duke	10.7%	10.3%	—%
Enel	9.6%	9.1%	10.3%
ES	1.4%	14.9%	11.4%
Telvent	1.2%	8.9%	28.3%

Total	61.8%	62.7%	62.8%

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

Our international sales include both export sales and sales by international subsidiaries and accounted for 73.2% of our total revenues for 2009, 75.0% of our total revenues for 2008, and 86.6% of our total revenues for 2007.

Geographic Information

Information regarding financial data by geographic areas is set forth in Part IV, Item 15 of this Form 10-K and in Notes to Consolidated Financial Statements at Note 13, “Segment.”

Manufacturing

Our manufacturing strategy is to outsource production to third parties where it reduces our costs and to limit our internal manufacturing to such tasks as quality inspection, system integration, custom configuration, testing, and order fulfillment. We maintain manufacturing agreements with Cypress and Toshiba related to the Neuron® Chip. Toshiba has informed Echelon that it does not intend to renew its Neuron Chip agreement with Echelon, which expired in January 2010. However, Toshiba and Echelon have agreed that Toshiba will continue to accept orders for Neuron Chips from its customers through September 2011 for deliveries through December 2012. In the meantime, Echelon is developing a plan to allow for a smooth migration path for Toshiba’s customers to Echelon’s new Neuron 5000 processor, which we intend to purchase from Open-Silicon. We also maintain manufacturing agreements with STMicroelectronics for production of our power line transceiver, with Cypress for production of our free topology transceiver, and with Cypress, On Semiconductor, and AMI Semiconductor for the production of certain other components we sell.

For most of our products requiring assembly, we use third party contract electronic manufacturers (CEMs), including Jabil and TYCO. These CEMs procure material and assemble, test, and inspect the final products to our specifications.

Working Capital

As of December 31, 2009, we had working capital, defined as current assets less current liabilities, of $96.4 million, which was a decrease of approximately $12.4 million compared to working capital of $108.8 million as of December 31, 2008.

As of December 31, 2009, we had cash, cash equivalents, and short-term investments of $80.1 million, which was a decrease of approximately $7.2 million compared to a balance of $87.3 million as of December 31, 2008. Cash used in operating activities in 2009 of $5.8 million was primarily the result of our net loss of $32.0 million, which was partially offset by non-cash charges for stock-based compensation expenses of $14.4 million, depreciation and amortization expenses of $6.5 million, and a net decrease in our operating assets and liabilities of $5.2 million.

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

In each of our markets, our competitors include both small companies as well as some of the largest companies in the electronics industry operating either alone or together with trade associations and partners. Our key competitors include companies such as Cisco, Siemens, and Tridium in the building industry; Allen-Bradley (a subsidiary of Rockwell Automation), Groupe Schneider and Siemens in the industrial automation industry; Aclara, Elster, Enel, GE, IBM, Iskraemeco, Itron/Actaris, the Landis+Gyr group of companies, Siemens, and Silver Springs Networks in the utility industry; Siemens in the transportation industry; and Ember and Texas Instruments in the home control market. Key industry standard and trade group competitors include BACnet, Konnex, and DALI in the buildings industry; DeviceNet, HART, and Profibus in the industrial control market; DLMS in the utility industry; Zigbee and the ZWave alliance in the home control market; and the Train Control Network (TCN) in the rail transportation market. Each of these standards and/or alliances is backed by one or more competitors. For example, the Zigbee alliance includes over 300 member companies with promoter members such as Eaton, Ember, Freescale, Huawei Technologies, Itron, Landis+Gyr, Philips, Reliant Energy, Samsung, Schneider Electric, Siemens, STMicroelectronics, Tendril, and Texas Instruments.

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

Proprietary Rights

We own numerous patents, trademarks, and logos. As of February 28, 2010, we had received 101 United States patents, and had 6 patent applications pending. Some of these patents have also been granted in selected foreign countries. Many of the specific patents that are fundamental to LONWORKS technology have been licensed to our customers with no license fee or royalties. At present, the principal value of the remaining patents relates to our specific implementation of our products and designs.

We hold several trademarks in the United States, many of which are registered, including Echelon, LonBuilder®, LONMARK, LonTalk®, LONWORKS, Neuron, LON, LonPoint®, LonUsers®, LonMaker, 3120®, 3150®, LNS, LonManager®, Digital Home, and NodeBuilder. We have also registered some of our trademarks and logos in foreign countries.

Employees

As of February 28, 2010, we had 326 employees worldwide, of which 153 were in product development, 73 were in sales and marketing, 51 were in general and administrative, 37 were in operations, and 12 were in customer support and training. About 216 employees are located at our headquarters in California and 46 employees are located in other offices throughout the United States. Our remaining employees are located in eleven countries worldwide, with the largest concentrations in Germany, Hong Kong, the Netherlands, the United Kingdom, and Japan. None of our employees is represented by a labor union. We have not experienced any work stoppages and we believe relations with our employees are good.

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

Executive Officers of the Registrant

Robert R. Maxfield, age 68, has been our President and Chief Executive Officer since November 2009, and has been a director of our company since 1989. He also served as our company’s Senior Vice President of Products and a consultant from May 2008 through May 2009. He was a co-founder of ROLM in 1969, and served as Executive Vice President and a director until ROLM’s merger with IBM in 1984. Following the merger, he continued to serve as Vice President of ROLM until 1988. Since 1988, he has been a private investor. Dr. Maxfield was a venture partner with Kleiner, Perkins, Caufield & Byers, a venture capital firm, from 1989 to 1992. Dr. Maxfield received B.A. and B.S.E.E. degrees from Rice University, and M.S. and Ph.D. degrees in Electrical Engineering from Stanford University.

M. Kenneth Oshman, age 69, was our Chairman and Chief Executive Officer December 1988 to November 2009. In November 2009, he resigned as CEO and was named Executive Chairman. He also served as our President from 1988 to 2001. Prior to joining Echelon, Mr. Oshman, with three associates, founded ROLM Corporation, a telecommunications equipment company, in 1969. He was Chief Executive Officer, President, and a director of ROLM from its founding until its merger with IBM in 1984. Following the merger, he became a Vice President of IBM and a member of the Corporate Management Board. He remained in that position until 1986. Prior to founding ROLM, Mr. Oshman was a member of the technical staff at Sylvania Electric Products from 1963 to 1969. In addition to his responsibilities at our company, Mr. Oshman serves as a director of Sun Microsystems. Mr. Oshman earned B.A. and B.S.E.E. degrees from Rice University and M.S. and Ph.D. degrees in Electrical Engineering from Stanford University.

Oliver R. Stanfield, age 60, has been our Executive Vice President & Chief Financial Officer since September 2001. He served as our Vice President and Chief Financial Officer from March 1989 to August 2001. Mr. Stanfield joined our company from ROLM, where he served in several positions since 1980, including: Director of Pricing; Vice President, Plans and Controls; Vice President, Business Planning; Vice President, Financial Planning and Analysis; Treasurer; and Controller, Mil Spec Division. Prior to joining ROLM, Mr. Stanfield worked for ITEL Corporation, Computer Automation and Rockwell International. Mr. Stanfield began his business career with Ford Motor Company in 1969 in various accounting positions while completing a B.S. degree in Business Administration and an M.B.A. degree from the University of Southern California.

Michael T. Anderson, age 40, has been our Senior Vice President of NES Sales & Market Development since November 2009. Mr. Anderson joined our company from Telcordia Technologies, where he was President of the Next Generation software division, focused on telecommunications companies globally. From 2001 to 2004, he was Vice President of Marketing & Business Development for ADC Software division. Prior to joining ADC, Mr. Anderson served as President & CEO of two startup technology companies, Big Planet and Telismart, which were both sold under his leadership. Prior to these assignments, he was Vice President of Product Development for GST Telecom, a company that was acquired by Time Warner. Mr. Anderson started his career with AT&T in 1992. He holds a B.A. from the University of Washington.

Anders B. Axelsson, age 50, has been our Senior Vice President of Sales & Marketing since June 2003. Prior to joining our company, he was Chief Executive Officer of PowerFile, Inc. From 1999 to 2001, he was President/General Manager of Snap Appliances, Inc. Between 1992 and 1999, he worked for Measurex, which was later acquired by Honeywell, and served in several positions, including Vice President of Engineering and Marketing and President/Managing Director for Europe. Mr. Axelsson started his career with ABB in 1981 where he worked for 11 years in various sales, marketing, and engineering management positions. He holds a B.S. in Electrical Engineering from ED Technical Institute in Jonkpoing, Sweden and is a graduate of the Executive Program at the University of Michigan.

Kathleen Bloch, age 53, has been our Senior Vice President and General Counsel since February 2003. Prior to joining our company, Ms. Bloch was a partner in the law firm of Wilson Sonsini Goodrich & Rosati, P.C., where she practiced from 1996 to 2003. Prior to joining Wilson Sonsini Goodrich & Rosati, she was a partner with the San Francisco and Los Angeles offices of Sheppard Mullin Richter & Hampton. Ms. Bloch received a B.S. degree in Business Administration from the University of Southern California and her law degree from Stanford Law School.

Frederik Bruggink, age 53, was appointed as our Senior Vice President and General Manager of our Service Provider Group in July 2002. In November 2009, we agreed with Mr. Bruggink that he would cease to hold this office in 2010. He served as our Senior Vice President of Sales and Marketing from September 2001 to June 2002, and as our Vice President, Europe, Middle East and Africa, from April 1996 to August 2001. Mr. Bruggink joined our company in 1996 from Banyan Systems, where he was Vice President, Europe. From 1985 to 1993, Mr. Bruggink held several positions at Stratus Computer, including General Manager for Holland, Benelux, and Northern Europe. His last position at Stratus was Vice President, Northern Europe. Prior to joining Stratus, he held sales positions at Burroughs Computers. Mr. Bruggink attended the University of Leiden.

Russell Harris, age 48, joined us in September 2001 as our Senior Vice President of Operations. Prior to joining our company, he served as the Vice President of Operations for NetDynamics from 1996 until its acquisition by Sun Microsystems in 1998. From 1998 to 1999, Mr. Harris served in a management transition role for Sun Microsystems. From 1991 to 1996, Mr. Harris was the Director of Operations at Silicon Graphics, Inc. From 1985 through 1991, he held various positions at Convergent Technologies and Unisys Corporation. His last position at Unisys was as Director of IT for Worldwide Operations. Mr. Harris earned B.S. and M.S. degrees in Industrial Engineering from Stanford University.

Bob Machlin, age 52, has been our Senior Vice President of Products since August 2008. Prior to joining our company, he served as President and CEO of SkyPilot Networks, AirFlow Networks and Catena Networks (now part of Ciena). He also held executive positions at Ascend Communications (now Alcatel-Lucent), Cascade Communications (now Alcatel-Lucent), Motorola, and Honeywell Information Systems. Mr. Machlin holds a B.S. degree in mechanical engineering from Tufts University and an M.B.A from Harvard Business School.

ITEM 1A.	RISK FACTORS

Interested persons should carefully consider the risks described below in evaluating our company. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock would likely decline.Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section. This section should be read in conjunction with the consolidated financial statements and accompanying notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our business or operating results.

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. Recent turmoil in the worldwide financial markets, and the present economic slowdown and the uncertainty over its breadth, depth and duration continue to put pressure on the global economy and have a negative effect on our business. Further, the worldwide financial and credit crisis continues to limit the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit, combined with losses in worldwide equity markets, is contributing to the continuation of the world-wide economic recession.

While we do not currently depend on access to the credit markets to finance our operations, there can be no assurance that the deteriorated state of the financial markets will not impair our ability to obtain financing in the future, including, but not limited to, our ability to draw on funds under our existing credit facilities or our ability to incur indebtedness or sell equity if that became necessary or desirable. If we were not able to obtain additional financing when needed, our ability to invest in additional research and development resources and sales and marketing resources could be adversely affected, which could hinder our ability to sell competitive products into our markets on a timely basis.

In addition, there could be a number of follow-on effects from the credit crisis on our business, such as the insolvency of certain of our key customers, which could impair our distribution channels, or result in the inability of our customers to obtain credit to finance purchases of our products.

Also, the U.S. economic stimulus legislation enacted in 2009 has caused potential customers to delay their purchases until they determine if the economic incentives will become available to them under the legislation, and if so, the conditions under which the stimulus funds will be granted.

This uncertainty about future economic and political conditions makes it difficult for us to forecast operating results and to make decisions about future investments. We have already seen the effects of the economic slowdown on both our LWI and NES revenues. If economic activity in the U.S. and other countries’ economies remains weak, many customers may continue to delay, reduce, or even eliminate their purchases of networking technology products. This could result in reductions in sales of our products, longer sales cycles, slower adoption of our technologies, increased price competition, and increased exposure to excess and obsolete inventory. For example, distributors could decide to further reduce inventories of our products. Also, the inability to obtain credit could cause a utility to postpone its decision to move forward with a large scale deployment of our NES system. If conditions in the global economy, U.S. economy or other key vertical or geographic markets we serve remain uncertain or weaken further, we would experience material negative impacts on our business, financial condition, results of operations, cash flow, capital resources, and liquidity.

Our NES revenues may not be predictable, which could cause volatility in the price of our stock.

We and our partners sell our NES system to utilities. For several reasons, sales cycles with utility companies can be extended and unpredictable. Utilities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending. In addition, in many instances, a utility may require one or more field trials of an automated meter infrastructure (AMI) system (such as one based on our NES system) before moving to a volume deployment. There is also generally an extended development and integration effort required in order to incorporate a new technology into a utility’s existing infrastructure. In addition, in the U.S., utilities have delayed deployments as they have sought incentives under the U.S. economic stimulus legislation. A number of other factors may also need to be addressed before the utility decides to engage in a full-scale deployment of our NES system, including:

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

We have invested and intend to continue to invest significant resources in the development and sales of our NES system. Our long-term financial goals include expectations for a reasonable return on these investments. However, to date the revenues generated from sales of our NES system products have not yielded gross margins in line with our long term goals for this product line, although our operating expenses have increased significantly.

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

We only recognize revenue when we believe collectability is reasonably assured. However, almost none of our outstanding accounts receivables are covered by collateral or credit insurance. In addition, our standard terms and conditions permit payment within a specified number of days following shipment of product, or in some cases, after the customer’s acceptance of our products. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. Additionally, when one of our resellers makes a sale to a utility, we face further credit risk, and we may defer revenue, due to the fact that the reseller may not be able to pay us until it receives payment from the utility. This risk could become more magnified during a particular fiscal period if the resellers facing credit issues represent a significant portion of our accounts receivable during that period. As economic conditions change and worsen, certain of our direct or indirect customers may face liquidity concerns and may be unable to satisfy their payment obligations to us or our resellers on a timely basis or at all, which would have a material adverse effect on our financial condition and results of operations.

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

We also maintain manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products, including those used in our NES system. The Neuron Chip, which is an important component that we and our customers use in control network devices, is currently manufactured and distributed by two providers, Toshiba and Cypress Semiconductor. Toshiba has informed us that it does not intend to renew its Neuron Chip agreement with us, which expired in January 2010. However, we have agreed with Toshiba that Toshiba will continue to accept orders for Neuron Chips from its customers through September 2011 for deliveries through December 2012. In the meantime, we are developing a plan to allow for a smooth migration path for Toshiba’s customers to our new Neuron 5000 processor, which we intend to purchase from Open-Silicon. Another semiconductor supplier, STMicroelectronics, manufactures our power line smart transceiver products, for which we have no alternative source. In addition, we currently purchase several key products and components from sole or limited source suppliers with which we do not maintain signed agreements that would obligate them to supply to us on negotiated terms.

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

The principal competitive factors that affect the markets for our products include the following:

•	our ability to anticipate changes in customer or regulatory requirements and to develop or improve our products to meet these requirements in a timely manner;

•	the price and features of our products such as adaptability, scalability, functionality, ease of use, and the ability to integrate with other products;

•	our product reputation, quality, performance, and conformance with established industry standards;

•	our ability to expand our product line to address our customers’ requirements, such as adding additional electricity meter form factors;

•	our ability to meet a customer’s required delivery schedules;

•	our customer service and support;

•	warranties, indemnities, and other contractual terms; and

•	customer relationships and market awareness.

Competitors for our NES system products include Aclara, Elster, Enel, GE, IBM, Iskraemeco, Itron, the Landis+Gyr group of companies, Siemens, and Silver Spring Networks, which directly or through IT integrators such as IBM or telecommunications companies such as Telenor, offer metering systems that compete with our NES system offering.

For our LWI products, our competitors include some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. Key company competitors include companies such as Cisco, Siemens, and Tridium in the building industry; Allen-Bradley (a subsidiary of Rockwell Automation), Groupe Schneider and Siemens in the industrial automation industry; Siemens in the transportation industry; and Zensys in the home control market. Key industry standard and trade group competitors include BACnet, DALI, and Konnex in the buildings industry; DeviceNet, HART, and Profibus in the industrial control market; DLMS in the utility industry; Echonet, ZigBee and the Z-Wave alliance in the home control market; and the Train Control Network (TCN) in the rail transportation market. Each of these standards and/or alliances is backed by one or more competitors. For example, the ZigBee alliance includes over 300 member companies with promoter members such as Ember, Emerson, Freescale, Itron, Kroger, Landis+Gyr, Philips, Reliant Energy, Schneider Electric, STMicroelectronics, Tendril, and Texas Instruments.

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

We have operations located in eleven countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 73.2%, 75.0%, and 86.6% of our total revenues for the years ended December 31, 2009, 2008, and 2007, respectively. We expect that international sales will continue to constitute a significant portion of our total net revenues.

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

•

the burdens of complying with a wide variety of foreign laws; the applicability of foreign laws that could affect our business or revenues, such as laws that purport to require that we return payments that we received from insolvent customers in certain circumstances; and unexpected changes in regulatory requirements, tariffs, and other trade barriers;

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

We market our NES system products directly, as well as through selected VARs and integration partners. We believe that a significant portion of our NES system sales will be made through our VARs and integration partners, rather than directly by us. To date, our VARs and integration partners have greater experience in overseeing projects for utilities. As a result, if our relationships with our VARs and integration partners are not successful, or if we are not able to create similar distribution channels for our NES system products with other companies in other geographic areas, revenues from sales of our NES system products may not meet our financial targets, which will harm our operating results and financial condition.

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

Our success depends substantially on the performance of our executive officers and key employees. Due to the specialized technical nature of our business, we are particularly dependent on our Chief Executive Officer and our technical personnel. In November 2009, we announced that our Chairman and CEO would step down as CEO for health reasons. At the same time, we announced that one of our existing directors would become our CEO on an interim basis, while we search for a new CEO. Our future success will depend on our ability to attract, integrate, motivate and retain a successor CEO and qualified technical, sales, operations, and managerial personnel.

Competition for qualified personnel in our business areas is intense, and we may not be able to continue to attract and retain a qualified CEO or other executive officers and key personnel. Our product development and marketing functions are largely based in Silicon Valley, which is a highly competitive marketplace. It may be particularly difficult to recruit, relocate and retain qualified personnel in this geographic area. Moreover, the cost of living, including the cost of housing, in Silicon Valley is known to be high. Because we are legally prohibited from making loans to executive officers, we will not be able to assist potential key personnel as they acquire housing or incur other costs that might be associated with joining our company. In addition, if we lose the services of any of our key personnel and are not able to find suitable replacements in a timely manner, our business could be disrupted, other key personnel may decide to leave, and we may incur increased operating expenses in finding and compensating their replacements.

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

When we sell our NES system products to a utility directly, we may be required to assume responsibility for installing the NES system in the utility’s territory, integrating the NES system into the utility’s operating and billing system, overseeing management of the combined system, working with other of the utility’s contractors, and undertaking other activities. To date, we do not have any significant experience with providing these types of services. As a result, when we sell directly to a utility, it may be necessary for us to contract with third parties to satisfy these obligations. We cannot assure you that we would find appropriate third parties to provide these services on reasonable terms, or at all. Assuming responsibility for these or other services would add to the costs and risks associated with NES system installations, and could also negatively affect the timing of our revenues and cash flows related to these transactions.

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

LONWORKS technology is open, meaning that many of our technology patents are broadly licensed without royalties or license fees. As a result, our LWI customers are able to develop hardware and software solutions that compete with some of our products. Because some of our customers are OEMs that develop and market their own control systems, these customers in particular could develop competing products based on our open technology. For instance, we have published all of the network management commands required to develop software that competes with our LNS software.

In addition, many of our LWI competitors are dedicated to promoting closed or proprietary systems, technologies, software and network protocols or product standards that differ from or are incompatible with ours. We also face strong competition from large trade associations that promote alternative technologies and standards for particular vertical applications or for use in specific countries. These include BACnet, DALI, and KNX in the buildings market; DeviceNet, HART, and ProfiBus in the industrial controls market; TCN in the rail transportation market; and Echonet, ZigBee, and Z-Wave in the home control market.

Our technologies, protocols, or standards may not be successful or we may not be able to compete with new or enhanced products or standards introduced by our LWI product line competitors, which would have a material adverse affect on our revenues, results of operations, and financial condition.

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

In addition, the market for our NES products may experience a movement towards standards based protocols, such as those being considered in the U.S. by NIST and in Europe and in other parts of the world by DLMSUA. To the extent that we do not adopt such protocols or do not succeed in achieving adoption of our own protocols as standards or de facto standards, sales of our NES products may be adversely affected.

The adoption of voluntary standards or the passage of governmental regulations that are incompatible with our products or technology could limit the market opportunity for our products, which could harm our revenues, results of operations, and financial condition.

Our business may suffer if it is alleged or found that our products infringe the intellectual property rights of others.

We may be contractually obligated to indemnify our customers or other third parties that use our products in the event our products are alleged to infringe a third party’s intellectual property rights. From time to time, we may also receive notice that a third party believes that our products may be infringing patents or other intellectual property rights of that third party. Responding to those claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources, and cause us to incur significant expenses. We do not insure against infringement of a third party’s intellectual property rights.

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

As of February 28, 2010, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 30.1% of our outstanding stock.

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

We are subject to numerous governmental regulations concerning the manufacturing and use of our products. We must stay in compliance with all such regulations and any future regulations. Any failure to comply with such regulations, and the unanticipated costs of complying with future regulations, may adversely affect our business, financial condition and results of operations.

We manufacture and sell products that contain electronic components that may contain materials that are subject to government regulation in the locations in which our products are manufactured and assembled, as well as the locations where we sell our products. Since we operate on a global basis, maintaining compliance with regulations concerning the materials used in our products is a complex process that requires continual monitoring of regulations and ongoing compliance procedures. While we do not currently know of any proposed regulations regarding components in our products that would have a material impact on our business, the adoptions of any unanticipated new regulations that significantly impact the various components we use or require that we use more expensive components would have a material adverse impact on our business, financial condition and results of operations.

Our manufacturing processes, including the processes used by our suppliers, are also subject to numerous governmental regulations that cover both the use of various materials as well as environmental concerns. Since we and our suppliers operate on a global basis, maintaining compliance with regulations concerning our production processes is also a complex process that requires continual monitoring of regulations and ongoing compliance procedures. For example, environmental issues such as pollution and climate change have seen significant legislative and regulatory interest on a global basis. Changes in these areas could directly increase the cost of energy, which may have an impact on the way we or our suppliers manufacture products or use energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products. We are currently unable to predict how any such changes will impact us and if any such impact could be material to our business. Any new law or regulation that significantly increases our costs of manufacturing or causes us or our suppliers to significantly alter the way that our products are manufactured would have a material adverse affect on our business, financial condition and results of operations.

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

Any outbreak of a widespread communicable disease pandemic, such as the outbreak of the H1N1 influenza virus in 2009 or the SARS epidemic of 2003, could similarly impact our operations. Such impact could include, among other things, the inability for our sales and operations personnel located in affected regions to travel and conduct business freely, the impact any such disease may have on one or more of the distributors for our products in those regions, and increased supply chain costs. Additionally, any future health-related disruptions at our third-party contract manufacturers or other key suppliers could affect our ability to supply our customers with products in a timely manner, which would harm our results of operations.

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

We also lease office space for some of our sales and marketing employees in China, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, South Korea, and the United Kingdom and for some of our research and development employees in Fargo, North Dakota, and Germany. The leases for these offices expire at various dates through 2018. As of December 31, 2009, the future minimum rental payments for all of our leased office space, including those for our corporate headquarters facilities, totaled approximately $45.0 million. For the year ended December 31, 2009, the aggregate rental expense for all leased office space was approximately $1.0 million.

We believe that our facilities will be adequate for at least the next 12 months. For additional information regarding our obligations under property leases, please see Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 8, Commitments and Contingencies, in Notes to the Consolidated Financial Statements in Item 15 of Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq Global Market under the symbol “ELON.” We began trading on NASDAQ on July 28, 1998, the date of our initial public offering. The following table sets forth, for the quarter indicated, the high and low sales price per share of our common stock as reported on the Nasdaq Global Market.

	Price Range
Year Ended December 31, 2009	High	Low
Fourth quarter	$15.38	$10.69
Third quarter	15.09	7.00
Second quarter	8.89	6.87
First quarter	8.94	5.13

Year Ended December 31, 2008	High	Low
Fourth quarter	$10.73	$4.92
Third quarter	15.74	9.45
Second quarter	16.56	10.36
First quarter	22.49	10.84

As of February 28, 2010, there were approximately 418 stockholders of record. Because brokers and other institutions hold many shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid dividends on our capital stock and do not currently expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

Equity Compensation Plan Summary Information

For information on our equity compensation plans, please refer to Note 4 to our accompanying consolidated financial statements.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of our fiscal year ended December 31, 2009.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index (which is comprised of those companies in the information technology sector of the S&P 500 Index). The graph assumes that $100 was invested in our common stock on December 31, 2004 and in the S&P 500 Index and the S&P 500 Information Technology Index. Historic stock price performance is not necessarily indicative of future stock performance.

	December 2004	December 2005	December 2006	December 2007	December 2008	December 2009
Echelon Corporation	$100.00	$92.77	$94.79	$244.55	$96.56	$136.97
S&P 500 Composite Index	$100.00	$104.91	$121.48	$128.16	$80.74	$102.11
S&P 500 Information Technology Index	$100.00	$100.99	$109.49	$127.35	$72.41	$117.11

Repurchase of Equity Securities by the Company

In April 2008, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the year ended December 31, 2009, no shares were repurchased under the repurchase program. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of December 31, 2009, 2,250,000 shares were available for repurchase. The stock repurchase program will expire in April 2011. The following table provides information about the repurchase of our common stock during the quarter ended December 31, 2009:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1- October 31	37,684	$13.51	—	2,250,000
November 1- November 30	5,107	$12.54	—	2,250,000
December 1- December 31	4,103	$11.21	—	2,250,000

Total	46,894	$13.20	—	2,250,000

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Product	$100,187	$131,073	$135,405	$56,515	$73,563
Service	3,151	2,974	2,172	761	865

Total revenues	103,338	134,047	137,577	57,276	74,428
Cost of revenues:
Cost of product	56,813	79,984	85,035	22,039	30,928
Cost of service	2,418	2,587	2,360	1,877	2,081

Total cost of revenues	59,231	82,571	87,395	23,916	33,009

Gross profit	44,107	51,476	50,182	33,360	41,419

Operating expenses:
Product development	35,435	37,753	32,644	28,221	24,853
Sales and marketing	23,525	23,635	21,181	20,408	20,994
General and administrative	15,742	17,143	16,083	13,949	19,401

Total operating expenses	74,702	78,531	69,908	62,578	65,248

Operating loss	(30,595)	(27,055)	(19,726)	(29,218)	(23,829)
Interest and other income (expense), net	(28)	2,925	5,717	5,817	5,225
Interest expense on lease financing obligations	(1,668)	(1,404)	(1,211)	(1,379)	(1,530)

Loss before provision for income taxes	(32,291)	(25,534)	(15,220)	(24,780)	(20,134)
Income tax expense (benefit)	(257)	297	452	350	154

Net loss	$(32,034)	$(25,831)	$(15,672)	$(25,130)	$(20,288)

Loss per share [1]:
Basic	$(0.79)	$(0.64)	$(0.39)	$(0.64)	$(0.50)

Diluted	$(0.79)	$(0.64)	$(0.39)	$(0.64)	$(0.50)

Shares used in per share calculation [1]:
Basic	40,724	40,636	39,891	39,487	40,377

Diluted	40,724	40,636	39,891	39,487	40,377

Cash dividends declared per common share	$—	$—	$—	$—	$—
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$80,116	$87,316	$107,190	$124,157	$154,480
Working capital	96,357	108,811	126,711	129,521	154,869
Total assets	164,437	185,517	204,707	211,272	213,671
Total liabilities	48,539	52,946	51,496	57,609	35,120
Total stockholders’ equity	115,898	132,571	153,211	153,663	178,551

[1]	See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing basic net loss per share, and diluted net loss per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” “goal,” “continues,” “may” and similar expressions. In addition, forward-looking statements include statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business” and “Risk Factors” sections. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to review or update publicly any forward-looking statements for any reason.

EXECUTIVE OVERVIEW

Echelon Corporation was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. We are based in San Jose, California, and maintain offices in eleven foreign countries throughout Europe and Asia. We develop, market, and sell system and network infrastructure products that enable everyday devices — such as air conditioners, appliances, electricity meters, light switches, thermostats, and valves — to be made smart and inter-connected. Working together, products and systems equipped with our technology can monitor and save energy, lower costs, improve productivity and enhance service, quality, safety, and convenience. We offer these hardware and software products and related services to OEMs and systems integrators in the building, industrial, transportation, utility/home, and other automation markets.

For the last several years, we have been investing heavily in the development of hardware and software products for the advanced metering infrastructure, or AMI, market. These AMI products are used by the electric utility industry in their distribution and metering systems, and are components of what is commonly referred to as the “smart grid.” To date, we have generated revenues of approximately $187.7 million from these investments. We refer to this revenue as networked energy services, or NES, revenue. We also sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s Contatore Elettronico electricity meter management project in Italy. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We refer to all other revenue as LONWORKS Infrastructure, or LWI, revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

Our financial performance during 2009 reflects the weakness in market demand for our network infrastructure products, as we experienced year-over-year revenue declines in each of our product lines. As a result, our operating loss increased as compared to 2008. The following table provides an overview of key financial metrics for the years ended December 31, 2009 and 2008 that our management team focuses on in evaluating our financial condition and operating performance (in millions, except per share amounts and percentages).

	2009	2008	$ Change	% Change
Net revenues	$103,338	$134,047	$(30,709)	(22.9%)
Gross margin	42.7%	38.4%	—	4.3	ppt
Operating expenses	$74 ,702	$78,531	$(3,829)	(4.9%)
Net loss	$(32,034)	$(25,831)	$(6,203)	(24.0%)
Cash, cash equivalents, and short-term investments	$80,116	$87,316	$(7,200)	(8.2%)

•

Net revenues: Our net revenues declined in each of our three product lines during 2009. As compared to 2008, net revenues from our NES and LWI product lines decreased by 28.1% and 17.6%, respectively. We believe these declines were primarily attributable to the sudden and severe economic downturn that began in late 2008 and continued through 2009. Utilities are the ultimate customer for our NES products. We believe that utilities have limited capital expenditures in response to reduced cash flow arising from the worldwide recession. In the United States we believe that utilities have further delayed decisions pending the distribution of stimulus awards from the United States Department of Energy. With respect to the LWI product line, many of our customers produce products used in commercial or industrial buildings. The markets for these products were adversely affected by the recession. However, the company has seen strength in energy saving markets such as demand response. Our Enel Project revenues decreased by 18.4% year-over-year, which was primarily due to an anticipated decrease in the level of orders Enel placed for metering kits under the 2006 development and supply agreement.

•

Gross margin: Our gross margin improved by 4.3 percentage points in 2009 as compared to 2008. Excluding the impact of non-cash stock-based compensation charges, gross margins improved by 4.5%, from 39.8% in 2008 to 44.3% in 2009. These improvements were due in part to changes in the mix of products sold in 2009 as compared to 2008. In addition, and perhaps more importantly, we continued to experience higher gross margins in our NES product line during 2009 as compared to 2008. NES gross margin improvement was the direct result of both continued investments we have made in engineering to develop products that cost less to build, as well as work we have done with our third party contract electronic manufacturers to reduce their costs.

•

Operating expenses: Our operating expenses declined by 4.9% in 2009 as compared to 2008. Excluding the impact of non-cash stock-compensation charges, operating expenses declined by 5.9%, from $65.9 million in 2008 to $62.0 million in 2009. Part of this reduction in operating expenses was due to a structured salary reduction program we implemented in May 2009 for our U.S. based personnel. The remainder of the year-over-year reduction was the result of focused efforts to minimize all other discretionary spending in light of what we expected would be a challenging economic environment during 2009.

•

Net loss: Our net loss increased by $6.2 million in 2009 as compared to 2008. Excluding the impact of non-cash stock-compensation charges, our net loss increased by $6.2 million, from $11.4 million in 2008 to $17.6 million in 2009. This increase in our loss was directly attributable to the $30.7 million year-over-year decline in net revenues, and was partially offset by improved gross margins and reduced operating expenses.

•

Cash, cash equivalents, and short-term investments: During 2009, our cash, cash equivalent, and short-term investment balance decreased by 8.2%, from $87.3 million at December 31, 2008 to $80.1 million at December 31, 2009. This $7.2 million reduction was primarily the result of $5.8 million of cash used in operating activities, and to a lesser extent by cash used in investing and financing activities.

We believe that 2010 will continue to present a challenging economic environment in the markets we serve. However, we are cautiously optimistic that conditions will begin to improve during the second half of the year. This belief is dependent on many macro-economic factors, including market improvement for the products our LWI customers sell that incorporate our technology, resolution of United States stimulus funding, and timely resolution of regulatory processes. Our management team remains focused on working to ensure that our company is properly positioned to capitalize on existing customer relationships, as well as new opportunities as they become available. For example, we continue to invest strategically in the development of new technologies and products to increase our share of the network infrastructure market, including technologies and products specifically aimed at the smart grid and other “green” initiatives. We also continue to enhance our sales and marketing efforts in a variety of ways, including adding to our existing base of third party value added resellers, initiating new sales channel programs, and hiring new employees to cover critical areas.

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

We believe the following critical accounting policies and estimates relate to those policies that are most important to the presentation of our consolidated financial statements and require the most difficult, subjective, and complex judgments.

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

In most instances involving large-scale deployments, our NES System products are sold as part of multiple element arrangements. These arrangements may include electricity meters and data concentrators (collectively, the “Hardware”); NES System software and Element Manager software, for which a royalty is charged on a per-meter basis; post-contract customer support (“PCS”) for the NES System software and Element Manager software; and extended warranties for the Hardware. These arrangements may require us to deliver Hardware over an extended period of time. When the multiple element arrangement includes NES System software and/or Element Manager software, we defer the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, we recognize revenues for the Hardware and software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators are disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators have occurred. We have established vendor specific objective evidence for the PCS on the NES System and Element Manager software, as well as for extended warranties on our NES Hardware products, based on stated renewal rates. These revenues are recognized ratably over the associated service period, which generally commences upon the later of the delivery of all software or the customer’s acceptance of any given Hardware shipment.

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

For options and stock-appreciation rights (“SARs”) granted prior to January 1, 2008, the expected term was calculated using the simplified method as permitted under the Securities and Exchange Commission Staff Accounting Bulletin No. 107. Under the simplified method, the expected term was calculated by taking the average of the vesting term and the contractual term of the option. For options and SARs granted subsequent to December 31, 2007, the expected term has been estimated by applying a Monte Carlo simulation model that incorporates Echelon’s historical data on post-vest exercise activity and employee termination behavior. The expected volatility is based on both the historical volatility of the our common stock over the most recent period commensurate with the expected life of the option as well as on implied volatility calculated from the market traded options on our company’s stock. We base the risk-free interest rate that we use in the BSM option-pricing model on U.S. Treasury issues in effect at the time of equity compensation grant that have remaining terms similar to the expected term of the option. We have never paid cash dividends on our common stock, and do not anticipate paying cash dividends in the foreseeable future. Therefore, we use an expected dividend yield of zero in the BSM option-pricing model.

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

Certain of the stock-based compensation awards we issue vest upon the achievement of specific financial-based performance requirements. We are required to estimate whether or not it is probable that these financial-based performance requirements will be met, and, in some cases, when they will be met. These estimates of future financial performance are based on the best information available at the time of grant, and each quarterly period thereafter until the awards are either earned or forfeited. During the year ended December 31, 2009, our management concluded that it was unlikely that the financial performance requirements for certain of these awards would be met, and accordingly, we reversed previously recognized compensation expense of $731,000 associated with these awards. Any changes we make to our estimates of future financial performance could have a material impact on the amount and timing of compensation expense associated with these awards.

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

We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions continue to worsen, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $350,000 as of December 31, 2009, and $323,000 as of December 31, 2008.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $1.0 million as of December 31, 2009, and $849,000 as of December 31, 2008.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
Revenues:
Product	97.0%	97.8%	98.4%
Service	3.0	2.2	1.6

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product	55.0	59.7	61.8
Cost of service	2.3	1.9	1.7

Total cost of revenues	57.3	61.6	63.5

Gross profit	42.7	38.4	36.5

Operating expenses:
Product development	34.3	28.2	23.7
Sales and marketing	22.8	17.6	15.4
General and administrative	15.2	12.8	11.7

Total operating expenses	72.3	58.6	50.8

Loss from operations	(29.6)	(20.2)	(14.3)
Interest and other income (expense), net	—	2.2	4.1
Interest expense on lease financing obligations	(1.6)	(1.1)	(0.9)

Loss before provision for income taxes	(31.2)	(19.1)	(11.1)
Income tax expense (benefit)	(0.2)	0.2	0.3

Net loss	(31.0)%	(19.3)%	(11.4)%

Revenues

Total revenues

	Year Ended December 31,			2009 over 2008 $ Change	2008 over 2007 $ Change	2009 over 2008 % Change	2008 over 2007 % Change
(Dollars in thousands)	2009	2008	2007
Total revenues	$103,338	$134,047	$137,577	($30,709)	($3,530)	(22.9%)	(2.6%)

The $30.7 million decrease in total revenues in 2009 as compared to 2008 was primarily attributable to an $18.8 million decrease in NES revenues, a $9.5 million decrease in LWI revenues, and a $2.4 million decrease in Enel Project revenues. The $3.5 million decrease in total revenues in 2008 as compared to 2007 was primarily attributable to a $3.4 million decrease in NES revenues and a $1.3 million decrease in Enel Project revenues, partially offset by a $1.2 million increase in LWI revenues.

NES revenues

	Year Ended December 31,			2009 over 2008 $ Change	2008 over 2007 $ Change	2009 over 2008 % Change	2008 over 2007 % Change
(Dollars in thousands)	2009	2008	2007
NES Revenues	$48,271	$67,118	$70,558	($18,847)	($3,440)	(28.1%)	(4.9%)

During 2009, 2008, and 2007, our NES revenues were derived primarily from a relatively small number of customers who have undertaken large-scale deployments of our NES system products. These deployments generally come to fruition after an extended and complex sales process, and each is relatively substantial in terms of its revenue potential. They vary significantly from one another in terms of, among other things, the overall size of the deployment, the duration of time over which the products will be sold, the mix of products being sold, the timing of delivery of those products, and the ability to modify the timing or size of those projects. This relative uniqueness among each deployment results in significant variability and unpredictability in our NES system revenues.

The $18.8 million decrease in NES revenues during 2009 as compared to 2008 was due to an overall reduction in the level of large-scale deployments of our NES system products. We believe this reduction was due, at least in part, to the sudden and severe world-wide economic slowdown that began in late 2008 and continued through 2009. As a result of the recession, utilities have experienced reduced cash flows, which we believe has caused them to limit their capital expenditures. In addition, the economic downturn has had a particularly detrimental effect on the credit markets, both in the United States and abroad, which play a key role in a customer’s decision to move forward with a large-scale deployment, as such efforts frequently require the customer to secure financing for the project. We also believe that the American Recovery and Reinvestment Act of 2009, which was enacted in early 2009, caused many U.S. utilities to postpone their plans to move forward with their large-scale AMI deployments. This was due to the fact that, once the stimulus program was announced, utilities throughout the United States applied for stimulus funds in order to offset a portion of their project’s expected costs. While the stimulus awards were announced in late 2009, many recipients have continued to delay their projects until they are able to finalize the terms and conditions of their grant with the U.S. Department of Energy.

Our 2008 NES revenues decreased slightly from the $70.6 million recorded in 2007. However, our 2007 NES revenues included $14.4 million of shipments of hardware products that were accepted by our customers (and in some cases paid for) in 2006. However, we could not record this revenue in 2006 since we had not yet met all of the required criteria for revenue recognition. Were it not for this revenue deferral, our 2008 NES revenues would have increased by approximately $10.9 million over 2007 levels, due primarily to an overall increase in the level of large-scale deployment activity for our NES system products.

Our ability to recognize revenue on shipments of our NES products depends on several factors, including, but not limited to, delivery to the customer of all of the software called for in any given agreement, the impact on delivery dates of any modifications to existing shipment schedules included in the contracts that have been awarded to us thus far, and certain contractual provisions, such as customer acceptance. In addition, the complex revenue recognition rules relating to products such as our NES system will likely require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. For example, once all other revenue recognition criteria have been met, we recognize revenues for the meters (and related NES system software royalties) and data concentrators based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. In some instances, the reasons for these deferrals may not be fully under our control, which could result in the actual timing of revenue being significantly different than we currently anticipate. As of December 31, 2009, 2008, and 2007, approximately $5.2 million, $3.0 million, and $8.2 million, respectively, of NES revenue was deferred.

We also expect that some foreign utilities will require us to price our NES system in the respective utility’s local currency, which will expose us to foreign currency risk. During 2009, 2008, and 2007, the portion of our NES revenue transactions conducted in currencies other than the U.S. dollar, principally the European Euro and the Australian dollar, was approximately 0.1%, 0.3%, and 5.6%, respectively. To date, we have not hedged any of these foreign currency risks. In most cases, in the event of a significant contract award that requires us to price our NES products in the customer’s local currency, we intend to hedge this foreign currency risk so long as we can secure forward currency contracts that are reasonably priced and that are consistent with the scheduled deliveries for that project.

In addition, we will face foreign currency exposures from the time we submit any foreign currency denominated bid until the award of a contract by the utility (the “bid to award” term). This bid to award term can often exceed several months. If a utility awards us a contract that gives the utility the right to exercise options for additional supply in the future, we would also be exposed to foreign currency risk until such time as these options, if any, were exercised. We may decide that it is too expensive to hedge the foreign currency risks during the bid to award term or for any unexercised options. Any resulting adverse foreign currency fluctuations could significantly harm our revenues, results of operations, and financial condition.

Lastly, our NES revenues have historically been concentrated with a relatively few customers. During the years ended December 31, 2009, 2008, and 2007, approximately 85.4%, 93.1%, and 91.6%, respectively, of our NES revenues were attributable to five customers. Given the nature of the NES market, we expect this concentration will continue in 2010.

We currently expect that our 2010 NES system revenues will increase modestly over 2009 levels, in part due to our expectation that world-wide macro-economic conditions and associated credit markets, which were severely impacted by the world-wide recession that began in late 2008 and continued through 2009, will begin to improve. We also remain cautiously optimistic that the stimulus effect of the American Recovery and Reinvestment Act of 2009, particularly as it relates to those funds allocated to AMI initiatives, will begin to be realized in the second half of 2010, which could enable some of our customers to increase or speed up their purchases of our products.

LWI revenues

	Year Ended December 31,			2009 over 2008 $ Change	2008 over 2007 $ Change	2009 over 2008 % Change	2008 over 2007 % Change
(Dollars in thousands)	2009	2008	2007
LWI Revenues	$44,549	$54,040	$52,840	($9,491)	$1,200	(17.6%)	2.3%

Our LWI revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings.

The $9.5 million decrease in LWI revenues in 2009 as compared to 2008 was primarily due to significant decreases in revenues in the EMEA and Americas regions, both of which were severely impacted by the economic slowdown that began in late 2008 and continued through 2009. This recession has been particularly hard on many of our LWI customers, including those in the utility, building automation, industrial automation, and transportation markets. Partially offsetting these decreases was a slight increase in sales in the APJ region. Within the LWI family of products, the year-over-year decrease was primarily attributable to a decrease in our control and connectivity products, in particular our power line transceiver and control module products, which are used extensively by customers in the negatively impacted markets listed above.

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

Our future LWI revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our LWI products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our LWI revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 6.9% in 2009, 5.9% in 2008, and 6.8% in 2007. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during the first quarter of 2010, the amount of our LWI revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

As with our NES system revenues, we currently expect our 2010 LWI revenues will increase modestly over amounts generated in 2009, due primarily to our expectation of improved world-wide macro-economic conditions.

Enel Project revenues

	Year Ended December 31,			2009 over 2008 $ Change	2008 over 2007 $ Change	2009 over 2008 % Change	2008 over 2007 % Change
(Dollars in thousands)	2009	2008	2007
Enel Project Revenues	$10,518	$12,889	$14,180	($2,371)	($1,291)	(18.4%)	(9.1%)

In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. The $10.5 million, $12.9 million, and $14.2 million of Enel project revenue recognized during 2009, 2008, and 2007, respectively, related primarily to shipments under the new development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. The development and supply agreement expires in December 2011, and the software enhancement agreement expires in December 2010, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances. We currently expect that revenues from the Enel project during 2010 will be significantly less than those generated in 2009.

We sell our products to Enel and its designated manufacturers in United States dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Year Ended December 31,			2009 over 2008 $ Change	2008 over 2007 $ Change	2009 over 2008 % Change	2008 over 2007 % Change
(Dollars in thousands)	2009	2008	2007
Gross Profit	$44,107	$51,476	$50,182	($7,369)	$1,294	(14.3%)	2.6%
Gross Margin	42.7%	38.4%	36.5%	—	—	4.3	1.9

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

2009 gross margins of 42.7% improved by 4.3 percentage points as compared to those generated in 2008. This improvement was primarily due to the mix of revenues reported. During 2009, approximately 46.7% of our revenues were attributable to sales of our NES system products and services, 43.1% of our revenues were attributable to sales of our LWI products and services, and the remaining 10.2% were attributable to the Enel project. During 2008, approximately 50.1% of our revenues were attributable to sales of our NES system products, 40.3% of our revenues were attributable to sales of our LWI products and services, and the remaining 9.6% were attributable to the Enel project. In general, gross margins generated from sales of our NES system products are lower than those generated from both sales of our LWI products and services as well as sales made under the Enel Project. As a result, when NES revenues are lower as a percentage of overall revenues, as they were during 2009, overall gross margins will be higher. Conversely, when NES revenues comprise a higher percentage of overall revenues, overall gross margins will be lower. Also contributing to the year-over-year fluctuations in gross margins was the impact of improved gross margins in our NES product line, which resulted from a higher percentage of our NES revenues being attributable to sales of the more recent, cost reduced versions of our NES products. As a percentage of 2009 revenues, indirect costs were relatively unchanged from those recorded in 2008.

2008 gross margins of 38.4% improved slightly as compared to those generated in 2007. Favorably impacting gross margins during 2008 was the impact of improved gross margins in our NES product line. During 2007, our NES revenues were primarily generated from sales of earlier versions of our NES products. These older versions were generally more expensive to manufacture. In late 2007, we began shipping newer, cost-reduced versions of our NES products that, when sold at approximately the same price as the earlier versions, yield higher gross margins. As our 2008 NES revenues were generated primarily from sales of these newer, cost reduced NES products, the gross margin attributable to our NES revenues improved.

Partially offsetting the gross margin improvements in our NES products during 2008 was the negative impact of excess and obsolete inventory reserves, warranty expenses, and purchase price variances we recorded during the year, which collectively had the effect of reducing our full year 2008 gross margins by approximately 3% as compared to 2007. The largest contributor to these additional expenses were the excess and obsolete reserves we recorded, which were primarily attributable to excess raw material inventory we purchased from our former contract electronic manufacturer (“CEM”), WKK. As mentioned in our discussion of “Critical Accounting Estimates” above, reserves for excess and obsolete inventory are highly subjective and complex, and are based on management’s best estimate of future demand at each reporting date. To the extent actual demand differs from these estimates, additional reserves could be required in the future, which could have a material negative effect on our results of operations.

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

Operating Expenses

Product development

	Year Ended December 31,			2009 over 2008 $ Change	2008 over 2007 $ Change	2009 over 2008 % Change	2008 over 2007 % Change
(Dollars in thousands)	2009	2008	2007
Product Development	$35,435	$37,753	$32,644	($2,318)	$5,109	(6.1%)	15.7%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, equipment and supplies, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $2.3 million decrease in product development expenses during 2009 as compared to 2008 was primarily due to a $649,000 decrease in compensation expenses for our product development personnel, which was primarily the result of a structured salary reduction program we implemented in May 2009 for our U.S. based personnel, as well as a reduction of $381,000 in equity compensation expense. Also contributing to the year-over-year decrease were reductions in equipment and supplies used in the development process in the amount of $541,000, lower facility costs of $439,000 resulting primarily from the June 2008 amendments to the lease agreements for our San Jose, California headquarters facility, reduced fees paid to third party service providers of $215,000, and other miscellaneous spending reductions of $93,000.

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

Sales and marketing

	Year Ended December 31,			2009 over 2008 $ Change	2008 over 2007 $ Change	2009 over 2008 % Change	2008 over 2007 % Change
(Dollars in thousands)	2009	2008	2007
Sales and Marketing	$23,525	$23,635	$21,181	($110)	$2,454	(0.5%)	11.6%

Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.

The $110,000 decrease in sales and marketing expenses in 2009 as compared to 2008 was primarily due to $431,000 reduction in advertising and product promotion costs, a $233,000 reduction in facility costs resulting primarily from the June 2008 amendments to the lease agreements for our San Jose, California headquarters facility, a $229,000 reduction in travel and entertainment expenses, a $158,000 reduction in fees paid to third party service providers, and other miscellaneous spending reductions of $177,000, partially offset by a $1.1 million increase in compensation and other employee related expenses, including a $435,000 increase in stock-based compensation expenses. Also contributing to the year-over-year decrease was approximately $289,000 of favorable foreign currency exchange rate fluctuations between the United States dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen. Excluding the impact of these exchange rate fluctuations, sales and marketing expenses increased by approximately 0.7%, between the two years.

The $2.5 million increase in sales and marketing expenses in 2008 as compared to 2007 was primarily due to a $2.1 million increase in compensation and other employee related expenses, including a $1.3 million increase in stock-based compensation expenses. Also contributing to the year-over-year increase was approximately $370,000 of unfavorable foreign currency exchange rate fluctuations. Excluding the impact of these exchange rate fluctuations, sales and marketing expenses increased by approximately 9.8%, between the two years.

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

General and administrative

	Year Ended December 31,			2009 over 2008 $ Change	2008 over 2007 $ Change	2009 over 2008 % Change	2008 over 2007 % Change
(Dollars in thousands)	2009	2008	2007
General and Administrative	$15,742	$17,143	$16,083	($1,401)	$1,060	(8.2%)	6.6%

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting, and administrative personnel, professional fees for legal and accounting services rendered to our company, facility costs, insurance, and other general corporate expenses.

The $1.4 million decrease in general and administrative expenses in 2009 as compared to 2008 was primarily due to a $691,000 reduction in expenses related to our independent accountants and other third party service providers, a $467,000 reduction in facility costs resulting primarily from the June 2008 amendments to the lease agreements for our San Jose, California headquarters facility, a $221,000 reduction in travel and entertainment expenses, and a $151,000 reduction in compensation and other employee related expenses, partially offset by miscellaneous other spending increases of $129,000.

The $1.1 million increase in general and administrative expenses in 2008 as compared to 2007 was primarily due to a $1.3 million increase in stock-based compensation expenses. Excluding the impact of this increase, general and administrative expenses decreased by approximately $238,000, or 1.5% between the two years.

Interest and Other Income (Expense), Net

	Year Ended December 31,			2009 over 2008 $ Change	2008 over 2007 $ Change	2009 over 2008 % Change	2008 over 2007 % Change
(Dollars in thousands)	2009	2008	2007
Interest and Other Income (Expense), Net	($28)	$2,925	$5,717	($2,953)	($2,792)	(101.0%)	(48.8%)

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

During 2009, interest and other income (expense), net decreased by approximately $3.0 million as compared to 2008. This decrease was primarily due to a $1.9 million decrease in interest income, and to a lesser extent, by a $1.0 million increase in foreign currency translation losses. The reduction in interest income is primarily the result of a reduction in our average invested cash balance between the periods coupled with reductions in the weighted average yield on our investment portfolio. The increase in foreign currency translation losses is due to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, as it did during 2009, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, the resulting translation gains favorably impact other income.

During 2008, interest and other income (expense), net decreased by approximately $2.8 million as compared to 2007. This decrease was primarily due to a $3.9 million decrease in interest income. As was the case in 2009, this reduction was primarily the result of a reduction in our average invested cash balance between the periods coupled with reductions in the weighted average yield on our investment portfolio. Partially offsetting the reduction in interest income during 2008 was a $1.1 million increase in foreign currency translation gains on our short-term intercompany balances.

We do not currently anticipate interest income on our investment portfolio will improve during 2010 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Year Ended December 31,			2009 over 2008 $ Change	2008 over 2007 $ Change	2009 over 2008 % Change	2008 over 2007 % Change
(Dollars in thousands)	2009	2008	2007
Interest Expense on Lease Financing Obligations	$1,668	$1,404	$1,211	$264	$193	18.8%	15.9%

In December 1999 and October 2000, we entered into two separate lease agreements with a local real estate developer for the two buildings we currently occupy at our San Jose headquarters site. As discussed in Note 3 of Notes to Consolidated Financial Statements in Item 15 of this Report, we are considered the “deemed owner” of the two buildings for accounting purposes only.

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

In June 2008, the building leases were amended resulting in an extension of the lease term for both buildings through March 2020. The extended leases require minimum lease payments through March 2020 totaling approximately $48.9 million. As a result of the lease extension, our company increased the carrying amount of its lease financing obligations by approximately $12.5 million to approximately $27.6 million (an amount equal to the present value of the revised lease payments at the date of the lease extension). This had the effect of increasing the amount of our monthly attributable to interest expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, we currently expect a higher proportion of the payments we make in 2010 will be allocated to principal repayment and less will be allocated to interest expense.

Income Tax Expense (Benefit)

	Year Ended December 31,			2009 over 2008 $ Change	2008 over 2007 $ Change	2009 over 2008 % Change	2008 over 2007 % Change
(Dollars in thousands)	2009	2008	2007
Income Tax Expense (Benefit)	($257)	$297	$452	($554)	($155)	(186.5%)	(34.3%)

The provision for income taxes for 2009, 2008, and 2007 includes a provision for state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and our valuation allowance on our deferred tax assets. Income tax benefit of $257,000 in 2009, and income tax expense of $297,000 in 2008, and $452,000 in 2007, consists primarily of taxes related to profitable foreign subsidiaries and various state minimum taxes. In 2009, these taxes for profitable foreign subsidiaries were more than offset by U.S. federal tax refunds we were able to apply for as a result of federal tax legislation that was passed during the year.

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

Effective June 2008, the building leases were amended resulting in an extension of the lease term for both buildings through March 2020. The extended leases require minimum lease payments through March 2020 totaling approximately $48.9 million. Both leases permit us to exercise an option to extend the respective lease for two sequential five-year terms. In addition, the amended leases eliminated our requirement to provide the landlord with security deposits totaling $6.2 million, which we had previously satisfied through the issuance of standby letters of credit (“LOCs”). As of June 30, 2008, the previously issued LOCs had been returned to the bank that issued them and were cancelled. (See Note 3 of Notes to Consolidated Financial Statements in Item 8 of this Report).

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our consolidated statements of income, was approximately $450,000 during 2009, $513,000 during 2008, and $573,000 during 2007.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of December 31, 2009, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

Legal Actions. In April 2009, the Company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against Echelon, seeking the return of approximately $16.7 million in payments received by Echelon in the ordinary course of business for components we sold to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meters manufacturers, and from time to time through January 2004, we sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project. We believe that the Italian claw back law is not applicable to our transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver are without merit.

From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of December 31, 2009, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

As of December 31, 2009, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Lease financing obligations	$34,901	$3,135	$6,388	$6,582	$18,796
Operating leases	10,321	1,809	2,406	1,804	4,302
Purchase commitments	22,846	22,846	—	—	—

Total	$68,068	$27,790	$8,794	$8,386	$23,098

The amounts in the table above exclude $1.0 million of income tax liabilities and related interest and penalties related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement. See Note 9, “Income Taxes” of Notes to Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through December 31, 2009, we raised $293.5 million from the sale of preferred stock and common stock, including the exercise of stock options from our employees and directors.

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

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under this stock repurchase program during the year ended December 31, 2009. Since inception, we have repurchased a total of 750,000 shares under this program at a cost of $8.9 million. As of December 31, 2009, 2,250,000 shares were available for repurchase. This stock repurchase program will expire in April 2011.

The following table presents selected financial information for each of the last three fiscal years (dollars in thousands):

	As of December 31,
	2009	2008	2007
Cash, cash equivalents, and short-term investments	$80,116	$87,316	$107,190
Trade accounts receivable, net	21,496	23,480	33,469
Working capital	96,357	108,811	126,711
Stockholder’s equity	115,898	132,571	153,211

As of December 31, 2009, we had $80.1 million in cash, cash equivalents, and short-term investments, a decrease of $7.2 million as compared to December 31, 2008. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.

Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income levels, adjustments for non-cash charges such as stock-based compensation expenses, depreciation, and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $5.8 million in 2009, a $2.3 million increase from 2008. During 2009, net cash used in operating activities was primarily the result of our net loss of $32.0 million, which was partially offset by non-cash charges for stock-based compensation expenses of $14.4 million, depreciation and amortization expenses of $6.5 million, and a net decrease in our operating assets and liabilities of $5.2 million. The primary components of the $5.2 million net decrease in our operating assets and liabilities were a $5.6 million decrease in inventories, a $1.9 million decrease in accounts receivable, and a $1.1 million decrease in other current assets, the benefits of which were partially offset by a $3.1 million decrease in accounts payable. Inventories decreased due to improved inventory management in 2009. At the end of 2008, inventory levels were historically high due in part to the world-wide economic slowdown that occurred during the fourth quarter. Accounts receivable decreased due to the timing of revenues generated in the fourth quarter. During the fourth quarter of

2008, a higher percentage of the quarter’s revenues were generated in the latter half of the quarter as compared to 2008, which resulted in a higher receivable balance as of December 31, 2008. Other current assets decreased due to the receipt in 2009 of non-trade related receivables that were outstanding as of December 31, 2008. Accounts payable decreased due to the timing of expenditures during the fourth quarter of 2009.

During 2008, net cash used in operating activities of $3.5 million was primarily the result of our net loss of $25.8 million and a net increase in our operating assets and liabilities of $242,000, all of which was partially offset by non-cash charges for stock-based compensation expenses of $14.5 million, depreciation and amortization expenses of $7.4 million, and a decrease in accrued investment income of $721,000. The primary components of the $242,000 increase in our operating assets and liabilities were a $7.7 million decrease in deferred revenues, a $2.6 million increase in other current assets, a $2.4 million increase in inventories, and a $2.4 million increase in accounts payable, partially offset by a $10.1 million decrease in accounts receivable and a $4.2 million decrease in deferred cost of goods sold. Deferred revenues decreased due primarily to lower overall revenue levels in the fourth quarter of 2008, which was in part due to the sudden world-wide economic slowdown that occurred during that time. Other current assets increased primarily due to non-trade receivable amounts due our company from one of our contract manufacturers for materials they purchased from us. Inventories increased due in part to the sudden world-wide economic slowdown that occurred during the fourth quarter of 2008, as well as to our transition between CEMs during 2008. During this transition, we were required to purchase significant amounts of raw material inventory, much of which remained on our balance sheet as of December 31, 2008. Accounts payable increased due to the timing of expenditures during the fourth quarter of 2008. Accounts receivable decreased primarily due to a $10.1 million reduction in revenues during the fourth quarter of 2008 as compared to the same period in 2007. Deferred cost of goods sold decreased due to a corresponding reduction in deferred revenues.

During 2007, net cash used in operating activities of $13.1 million was primarily the result of our net loss of $15.7 million and a net increase in our operating assets and liabilities of $13.2 million, which was partially offset by stock-based compensation charges of $7.8 million, depreciation and amortization of $7.4 million, and a decrease in accrued investment income of $436,000. The primary components of the $13.2 million increase in our operating assets and liabilities were a $19.7 million increase in accounts receivable, a $10.5 million reduction in deferred revenues, and a $2.6 million increase in inventories, partially offset by a $12.4 million reduction in deferred cost of goods sold and a $6.3 million increase in accounts payable. Accounts receivable increased primarily due to a $33.0 million increase in revenues during the fourth quarter of 2007 as compared to the same period in 2006. Deferred revenues decreased primarily due to the fact that, during 2007 we met the criteria required to recognize revenue on approximately $14.4 million worth of NES hardware products that were accepted by our customers (and in some cases paid for) during 2006. Inventories increased due to an increase in overall revenue levels during 2007, particularly NES revenues. Deferred cost of goods sold decreased due to a corresponding reduction in deferred revenues. Accounts payable increased primarily due to increased amounts owed to our CEMs resulting from higher revenue levels and therefore increased levels of cost of goods sold.

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used in investing activities was $14.1 million for 2009, a $9.7 million decrease in cash outflows compared to 2008. Net cash used in investing activities in 2009 was primarily the result of net purchases of available-for-sale short-term investments of $13.4 million and by capital expenditures of $1.8 million, partially offset by a $1.1 million decrease in our other long-term assets due to the repayment of a loan made to one of our key employees.

Net cash used in investing activities of $23.8 million in 2008 was primarily the result of net purchases of available-for-sale short-term investments of $19.2 million and by capital expenditures of $4.6 million.

Net cash provided by investing activities of $47.2 million in 2007 was primarily the result of net proceeds from maturities and sales of our available-for-sale short-term investments of $55.3 million; partially offset by capital expenditures of $8.1 million.

Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase program and principal payments under our lease financing obligations. Net cash used in financing activities was $757,000 for 2009, a $9.4 million decrease in cash outflows compared to 2008. Net cash used in financing activities in 2009 was primarily attributable to $1.5 million of principal payments on our lease financing obligations and $1.3 million of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of performance shares and upon the exercise of options; partially offset by proceeds of $2.0 million from issuance of common stock upon exercise of options by our employees.

Net cash used in financing activities of $10.1 million in 2008 was primarily attributable to $8.9 million of open-market repurchases of our common stock under our stock repurchase program, $1.8 million of principal payments on our lease financing obligations, and $1.6 million of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of performance shares and upon the exercise of options; partially offset by proceeds of $2.1 million from issuance of common stock upon exercise of options by our employees.

Net cash provided by financing activities of $4.1 million in 2007 was primarily attributable to proceeds of $11.2 million from issuance of common stock upon exercise of options by our employees, partially offset by $4.5 million of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of performance shares and upon the exercise of options, and $2.6 million of principal payments on our lease financing obligations.

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

We maintain a $10.0 million line of credit with our primary bank, which expires on July 1, 2010. The letter of credit contains certain financial covenants requiring us not to exceed a certain maximum leverage ratio and to maintain a minimum level of liquid assets. As of December 31, 2009, we were in compliance with these covenants. As of December 31, 2009, our primary bank has issued, against the line of credit, a standby letter of credit totaling $36,000. Other than issuing standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

In the future, our cash reserves may be used to strategically acquire other companies, products, or technologies that are complementary to our business. In addition, our combined cash, cash equivalents, and short-term investments balances could be negatively affected by various risks and uncertainties, including, but not limited to, the risks detailed later in Part I, Item 1A—Risk Factors. For example, any continued weakening of economic conditions or changes in our planned cash outlay could negatively affect our existing cash reserves.

Based on our current business plan and revenue prospects, we believe that our existing cash reserves will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. However, we currently expect that our combined cash, cash equivalent, and short-term investment balance will decline during 2010. We expect that cash requirements for our payroll and other operating costs will continue at about existing levels. We also expect that we will continue to acquire capital assets such as computer systems and related software, office and manufacturing equipment, furniture and fixtures, and leasehold improvements, as the need for these items arises. In the event that we require additional financing, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

RELATED PARTY TRANSACTIONS

During the years ended December 31, 2009, 2008, and 2007, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, our Executive Chairman, M. Kenneth Oshman, uses his private plane or charter aircraft for Company business for himself and any employees that accompany him. In August 2008, our Board of Directors approved a reimbursement arrangement whereby our company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During 2009, we recognized a total of approximately $169,000 in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Consolidated Statements of Operations. The Audit Committee of our board of directors regularly reviews these reimbursements.

In November 2009, our Board of Directors approved a similar reimbursement arrangement for our new President and Chief Executive Officer, Robert R. Maxfield, whereby our company will reimburse Mr. Maxfield for 50% of the costs incurred for aircraft he charters while on company business. During 2009, there were no expenses incurred pursuant to Mr. Maxfield’s reimbursement arrangement.

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

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, we cooperated with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, we supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from us. Under the software enhancement agreement, we provide software enhancements to Enel for use in its Contatore Elettronico system. The development and supply agreement expires in December 2011, and the software enhancement agreement expires in December 2010, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances.

During 2009, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $10.5 million, $6.1 million of which was included in accounts receivable at December 31, 2009. During 2008, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $12.9 million, $5.0 million of which was included in accounts receivable at December 31, 2008. During 2007, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $14.2 million.

On October 29, 2001, we loaned Russell Harris, our Senior Vice President of Operations, $1,000,000 in connection with his principal residence. Mr. Harris issued to us a promissory note secured by residential real estate. The note bore interest at the rate of 4.5% per annum, compounded monthly. The interest that accrued under the note was due and payable in monthly installments over the nine year term of the note, and the principal was due and payable on October 29, 2010. The principal was paid in full by Mr. Harris in June 2009. As of December 31, 2008, the outstanding principal balance was $1,000,000. During the years ended December 31 2009, 2008, and 2007, interest paid by Mr. Harris was $22,000, $45,000, and $45,000, respectively. While it was outstanding, the terms of this loan were never amended.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued amended authoritative guidance for separating and allocating revenue to certain arrangements with multiple deliverables. The new guidance changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of selling price is not available. The new guidance also eliminates the residual method and requires a vendor to allocate revenue to each unit of accounting based on the relative selling price of each deliverable. For Echelon, this guidance is effective for all new or materially modified arrangements within the scope of the guidance entered into on or after January 1, 2011, with earlier adoption permitted. If we elect to early adoption on a prospective basis, and the period of adoption is not the beginning of a fiscal year, the requirements are applied retrospectively to the beginning of the fiscal year. Full retrospective application of the new guidance is also optional. Also in October 2009, the FASB issued authoritative guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. For Echelon, this guidance is effective at the same time we adopt the new authoritative guidance for multiple element arrangements referred to above. We are currently assessing our implementation of the new revenue recognition guidance. We do not currently expect that the application of this new authoritative guidance will have a material impact on our LWI or Enel revenues. However, we expect it could have a material impact on revenues from sales of our NES products.

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

        Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at December 31, 2009, the fair market value of the portfolio would decline by an immaterial amount, due primarily to the fact that current interest rates remain at historically low levels. We currently intend to hold our fixed income investments until maturity or for a period of time as needed to recover any decline in value due to interest rate fluctuation, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, in the unlikely event it was necessary, we could decide to sell some or all of our short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. Due to our modest exposure to foreign currency fluctuations, if foreign exchange rates were to fluctuate by 10% from rates at December 31, 2009, our financial position and results of operations would not be materially affected. However, it is possible that there could be a material impact in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item are set forth in Item 6 and at the pages indicated in Item 15(a).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Effectiveness of Disclosure Controls and Procedure

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. This evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting is effective at this reasonable assurance level as of December 31, 2009. The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 46 of this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Echelon is scheduled to hold its 2010 annual meeting of stockholders on May 26, 2010. The meeting will commence at 10:00 a.m., PDT, and will be held at our corporate headquarters located at 570 Meridian Avenue, San Jose, California 95126. The date of record for the annual meeting is April 7, 2010.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MATTERS

The information regarding our executive officers required by this Item is incorporated herein by reference from the section titled “Executive Officers of Registrant” in Part I of this annual report on Form 10-K. The remaining information required by this Item is incorporated herein by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2010 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

1.	Financial Statements

2.	Financial Statement Schedule

See Note 12 in Notes to Consolidated Financial Statements	73

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits

Item 601 of Regulation S-K requires the following exhibits listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description of Document

3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.3(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

4.2(4)	Second Amended and Restated Modification Agreement dated May 15, 1997.

10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(5)+	1997 Stock Plan and forms of related agreements.

10.2(a) (5)+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature

10.2(b) (1)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature

10.2(c) (6)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement

10.2(d) (7)+	Form of 1997 Stock Plan Performance Share Agreement

10.2(e) (7)+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees

10.2(f) (5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees

10.2(g) (7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees

10.2(h) (5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria

10.2(i) (7)+	Form of 1997 Stock Plan Performance Share Agreement

10.2(j)*+	Form of 1997 Stock Plan Stock Appreciation Right Agreement

10.3 (4)+	1988 Stock Option Plan and forms of related agreements.

10.4(4)	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).

10.5(4)	Form of International Distributor Agreement.

10.6(4)	Form of OEM License Agreement.

10.7(4)	Form of Software License Agreement.

10.8(4)	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.

10.9(8)+	1998 Director Option Plan.

10.10(9)	Building 1 Lease Agreement dated December 30, 1999

10.11(9)	First Amendment to Building 1 Lease Agreement dated May 10, 2000

10.12(9)	Echelon Corporation Common Stock Purchase Agreement with ENEL S.p.A. dated June 30, 2000

10.13(9)	Second Amendment to Building 1 Lease Agreement dated September 22, 2000

10.14(9)	Building 2 Lease Agreement dated November 15, 2001

10.15(9)	Third Amendment to Building 1 Lease Agreement dated April 10, 2008

10.16(9)	First Amendment to Building 2 Lease Agreement dated April 10, 2008

10.17	Form of Value Added Reseller Agreement

21.1(3)	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1(4)	Power of Attorney (see signature page).

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(1)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 11, 2000.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 16, 2007, filed on August 17, 2007.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1/A filed on July 9, 1998.

(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on June 1, 1998.

(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 16, 2007.

(6)	Incorporated herein by reference to the Registrant’s Current Report Form 8-K dated April 12, 2007, filed on April 18, 2007.

(7)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008.

(8)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on August 21, 2000.

(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, filed on March 11, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Echelon Corporation:

We have audited the accompanying consolidated balance sheets of Echelon Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Echelon Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Echelon Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echelon Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Echelon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Mountain View, California
March 15, 2010

ECHELON CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$17,206	$37,669
Short-term investments	62,910	49,647
Accounts receivable, net of allowances of $1,177 in 2009 and $1,010 in 2008 [1]	21,496	23,480
Inventories	10,949	16,513
Deferred cost of goods sold	3,154	2,482
Other current assets [2]	3,622	4,707

Total current assets	119,337	134,498

Property and equipment, net	35,595	40,574
Goodwill	8,496	8,417
Other long-term assets	1,009	2,028

TOTAL ASSETS	$164,437	$185,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,255	$10,675
Accrued liabilities	4,850	5,053
Current portion lease financing obligations	1,588	1,439
Deferred revenues	9,287	8,520

Total current liabilities	22,980	25,687

Long-Term Liabilities:
Lease financing obligations, excluding current portion	23,794	25,350
Other long-term liabilities	1,765	1,909

Total long-term liabilities	25,559	27,259

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized—5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value:
Authorized—100,000,000 shares
Issued—44,224,926 shares in 2009 and 43,676,229 shares in 2008
Outstanding—41,005,742 shares in 2009 and 40,457,045 shares in 2008	442	437
Additional paid-in capital	328,643	313,549
Treasury stock, at cost (3,219,184 shares in 2009 and 2008)	(28,130)	(28,130)
Accumulated other comprehensive income	1,046	784
Accumulated deficit	(186,103)	(154,069)

Total stockholders’ equity	115,898	132,571

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,437	$185,517

[1]	Includes related party amounts of $6,056 in 2009 and $4,970 in 2008. See Note 11 for additional information on related party transactions.

[2]	Includes related party amounts of $1,000 in 2008. See Note 11 for additional information on related party transactions.

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
REVENUES:
Product	$100,187	$131,073	$135,405
Service	3,151	2,974	2,172

Total revenues [1]	103,338	134,047	137,577

COST OF REVENUES:
Cost of product	56,813	79,984	85,035
Cost of service	2,418	2,587	2,360

Total cost of revenues	59,231	82,571	87,395

Gross profit	44,107	51,476	50,182

OPERATING EXPENSES:
Product development	35,435	37,753	32,644
Sales and marketing	23,525	23,635	21,181
General and administrative	15,742	17,143	16,083

Total operating expenses	74,702	78,531	69,908

Loss from operations	(30,595)	(27,055)	(19,726)
Interest and other income (expense), net	(28)	2,925	5,717
Interest expense on lease financing obligations	(1,668)	(1,404)	(1,211)

Loss before income taxes	(32,291)	(25,534)	(15,220)
Income tax expense (benefit)	(257)	297	452

NET LOSS	$(32,034)	$(25,831)	$(15,672)

Loss per share:
Basic	$(0.79)	$(0.64)	$(0.39)

Diluted	$(0.79)	$(0.64)	$(0.39)

Shares used in per share calculation:
Basic	40,724	40,636	39,891

Diluted	40,724	40,636	39,891

[1]	Includes related party amounts of $10,518 in 2009, $12,889 in 2008, and $14,180 in 2007. See Note 11 for additional information on related party transactions

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Total
BALANCE AT DECEMBER 31, 2006	41,577	$416	(2,469)	$(19,259)	$283,728	$997	$(112,219)	$153,663
Exercise of stock options	1,949	19	—	—	18,378	—	—	18,397
Release of performance shares	228	2	—	—	(2)	—	—	—
Stock received for payment of option exercise price	(332)	(3)	—	—	(7,166)	—	—	(7,169)
Stock received for payment of employee taxes on vesting of performance shares and upon exercise of stock options	(213)	(2)	—	—	(4,127)	—	(345)	(4,474)
Repurchase of employee shares	(3)	—	—	—	(54)	—	—	(54)
Stock-based compensation	—	—	—	—	7,799	—	—	7,799
Foreign currency translation adjustment	—	—	—	—	—	651	—	651
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	70	—	70
Net loss	—	—	—	—	—	—	(15,672)	(15,672)

BALANCE AT DECEMBER 31, 2007	43,206	$432	(2,469)	$(19,259)	$298,556	$1,718	$(128,236)	$153,211
Exercise of stock options	405	4	—	—	3,913	—	—	3,917
Release of performance shares	322	3	—	—	(3)	—	—	—
Stock received for payment of option exercise price	(130)	(1)	—	—	(1,799)	—	—	(1,800)
Stock received for payment of employee taxes on vesting of performance shares and upon exercise of stock options	(124)	(1)	—	—	(1,540)	—	(2)	(1,543)
Repurchase of stock	—	—	(750)	(8,871)	—	—	—	(8,871)
Repurchase of employee shares	(3)	—	—	—	(36)	—	—	(36)
Stock-based compensation	—	—	—	—	14,458	—	—	14,458
Foreign currency translation adjustment	—	—	—	—	—	(967)	—	(967)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	33	—	33
Net loss	—	—	—	—	—	—	(25,831)	(25,831)

BALANCE AT DECEMBER 31, 2008	43,676	$437	(3,219)	$(28,130)	$313,549	$784	$(154,069)	$132,571
Exercise of stock options	428	4	—	—	2,879	—	—	2,883
Release of performance shares	365	3	—	—	(3)	—	—	—
Stock received for payment of option exercise price	(119)	(1)	—	—	(835)	—	—	(836)
Stock received for payment of employee taxes on vesting of performance shares and upon exercise of stock options	(124)	(1)	—	—	(1,343)	—	—	(1,344)
Repurchase of employee shares	(1)	—	—	—	(7)	—	—	(7)
Stock-based compensation	—	—	—	—	14,403	—	—	14,403
Foreign currency translation adjustment	—	—	—	—	—	335	—	335
Unrealized holding loss on available-for-sale securities	—	—	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	—	—	(32,034)	(32,034)

BALANCE AT DECEMBER 31, 2009	44,225	$442	(3,219)	$(28,130)	$328,643	$1,046	$(186,103)	$115,898

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,034)	$(25,831)	$(15,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,468	7,406	7,441
Increase in (reduction of) allowance for doubtful accounts	27	(29)	88
Loss on disposal of fixed assets	37	10	10
Reduction of accrued investment income	43	721	436
Stock-based compensation	14,403	14,458	7,799
Change in operating assets and liabilities:
Accounts receivable	1,943	10,079	(19,621)
Inventories	5,553	(2,428)	(2,631)
Other current assets	1,148	(2,647)	93
Accounts payable	(3,076)	(2,382)	6,262
Deferred cost of goods sold	(732)	4,177	12,404
Accrued liabilities	(492)	654	925
Deferred revenues	920	(7,669)	(10,518)
Deferred rent	(26)	(26)	(75)

Net cash used in operating activities	(5,818)	(3,507)	(13,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(137,715)	(91,239)	(65,545)
Proceeds from sales and maturities of available-for-sale short-term investments	124,335	72,033	120,796
Changes in other long-term assets	1,082	(42)	31
Capital expenditures	(1,824)	(4,570)	(8,053)

Net cash provided by (used in) investing activities	(14,122)	(23,818)	47,229

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	2,004	2,117	11,216
Principal payments of lease financing obligations	(1,452)	(1,789)	(2,580)
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(1,309)	(1,574)	(4,520)
Repurchase of common stock under stock repurchase program	—	(8,871)	—

Net cash provided by (used in) financing activities	(757)	(10,117)	4,116

EFFECT OF EXCHANGE RATES ON CASH	234	(951)	364

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,463)	(38,393)	38,650
CASH AND CASH EQUIVALENTS:
Beginning of year	37,669	76,062	37,412

End of year	$17,206	$37,669	$76,062

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$1,659	$1,454	$1,196

Cash paid for income taxes	$122	$562	$431

Noncash investing and financing information—Increase in property and equipment and related lease financing obligation due to lease extension (see Note 3)	$—	$12,526	$—

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Net loss	$(32,034)	$(25,831)	$(15,672)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	335	(967)	651
Unrealized holding gain (loss) on available-for-sale securities	(73)	33	70

Comprehensive loss	$(31,772)	$(26,765)	$(14,951)

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

•

The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 62% of net revenues for the year ended December 31, 2009 was derived from six customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and reduce their purchase orders from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

The Company currently sells a limited number of its LONWORKS Infrastructure products that are considered multiple element arrangements. Revenue for the software license element is recognized at the time of delivery of the applicable product to the end-user. The only undelivered element at the time of sale consists of post-contract customer support (“PCS”). The VSOE for this PCS is based on prices paid by the Company’s customers for stand-alone purchases of PCS. Revenue for the PCS element is deferred and recognized ratably over the PCS service period. The costs of providing these PCS services are expensed when incurred.

In most instances involving large-scale deployments, the Company’s NES System products are sold as part of multiple element arrangements, which may include electricity meters and data concentrators (collectively, the “Hardware”); NES System software, for which a royalty is charged on a per-meter basis; PCS for the NES System and Element Manager software; and extended warranties for the Hardware. These arrangements may require the Company to deliver Hardware over an extended period of time. When the multiple element arrangement includes NES System and/or Element Manager software, the Company defers the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, the Company recognizes revenues for the Hardware and software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. The Company has established VSOE for the PCS on the NES System and Element Manager software, as well as for extended warranties on its NES Hardware products, based on stated renewal rates. These revenues are recognized ratably over the associated service period, which generally commences upon the later of the delivery of all software, or the customer’s acceptance of any given Hardware shipment.

In arrangements which include significant customization or modification of software, the Company recognizes revenue using the percentage-of-completion method if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion using an input method based on the ratio of costs incurred, principally labor, to date to total estimated costs of the project. These estimates are assessed continually during the term of the contract, and revisions are reflected when the changed conditions become known. Revenues from these types of arrangements are included in service revenues in the consolidated statement of operations.

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

(g) Stock-Based Compensation

The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the enterprise. Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options and stock appreciation rights (“SARs”) is estimated at the grant date based on each award’s fair-value as calculated using uses the Black-Scholes-Merton (“BSM”) option-pricing model. The Company recognizes stock-based compensation cost as expense ratably using the accelerated multiple-option approach over the requisite service period. Further information regarding stock-based compensation can be found in Note 5 of these Notes to Consolidated Financial Statements.

(h) Cash and Cash Equivalents

The Company considers bank deposits, money market investments and all debt and equity securities with an original maturity of three months or less to be cash and cash equivalents.

(i) Short-Term Investments

The Company classifies its investments in marketable debt securities as available-for-sale. Securities classified as available-for-sale are reported at fair value with the related unrealized holding gains and losses, net of tax, being included in accumulated other comprehensive income (loss).

(j) Fair Value Measurements

The Company measures at fair value its cash equivalents and available-for-sale investments using a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company’s only financial assets or liabilities required to be measured at fair value on a recurring basis at December 31, 2009, are fixed income available-for-sale securities. See Note 2 for a summary of the input levels used in determining the fair value of the Company’s cash equivalents and short-term investments as of December 31, 2009.

(k) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor, and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	December 31,
	2009	2008
Purchased materials	$3,882	$6,844
Work-in-process	176	89
Finished goods	6,891	9,580

	$10,949	$16,513

(l) Impairment of Long-Lived Assets Including Goodwill

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset’s carrying value to the future undiscounted cash flows the asset is expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. For the three years ended December 31, 2009, the Company recognized no material impairments.

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

(m) Software Development Costs

For software to be sold, leased, or otherwise marketed, the Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the three years ended December 31, 2009, costs that were eligible for capitalization were insignificant and, thus, the Company has charged all software development costs to product development expense in the accompanying consolidated statements of operations.

(n) Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2009	2008
Accrued payroll and related costs	$3,329	$2,666
Warranty reserve	1,004	849
Accrued taxes	185	70
Customer deposits	—	643
Other accrued liabilities	332	825

	$4,850	$5,053

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

With the exception of amounts owed the Company on sales made to certain significant customers, concentrations of credit risk with respect to trade receivables are generally limited due to the Company’s large number of customers and their dispersion across many different industries and geographies. For the years ended December 31, 2009 and 2008, the percentage of the Company’s total accounts receivable balance that were due from the following significant customers is as follows (refer to Note 6 “Significant Customers” for a discussion of revenues generated from the Company’s significant customers):

	December 31,
	2009	2008
Eltel Networks A/S	30.3%	22.1%
Enel (and its contract manufacturers)	28.2%	21.2%
Duke Energy Corporation	15.5%	21.9%

Total	74.0%	65.2%

For most of the Company’s products requiring assembly, it relies on a limited number of contract electronic manufacturers, principally Jabil and TYCO. The Company also maintains manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products, including those used in the Company’s NES system. The Neuron Chip, which is an important component that the Company and its customers use in control network devices, is currently manufactured and distributed by two providers, Toshiba and Cypress Semiconductor. Toshiba has informed the Company that it does not intend to renew its Neuron Chip agreement with Echelon, which expired in January 2010. Another semiconductor supplier, STMicroelectronics, manufactures the Company’s power line smart transceiver products, for which the Company has no alternative source. In addition, the Company currently purchases several key products and components from sole or limited source suppliers with which it does not maintain signed agreements that would obligate them to supply to the Company on negotiated terms.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the years ended December 31, 2009, 2008, and 2007 (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Net loss (Numerator):
Net loss, basic and diluted	$(32,034)	$(25,831)	$(15,672)

Shares (Denominator):
Weighted average shares used in basic computation	40,724	40,636	39,891

Weighted average shares used in diluted computation	40,724	40,636	39,891

Net loss per share:
Basic	$(0.79)	$(0.64)	$(0.39)

Diluted	$(0.79)	$(0.64)	$(0.39)

For the years ended December 31, 2009, 2008, and 2007, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there are no potentially dilutive stock options due to the Company’s net loss position. The number of stock options and performance shares excluded from these calculations in 2009, 2008, and 2007 were 7,392,866, 6,860,098, and 7,907,702, respectively.

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

The Company takes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement. The Company re-evaluates its income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision. Interest and penalties on unrecognized tax benefits are classified as income tax expense.

(s) Comprehensive Loss

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments.

(t) Recent Accounting Pronouncements

During the quarter ended September 30, 2009, the Company adopted the FASB Accounting Standards Codification (“ASC”). The ASC became the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All guidance included in the ASC will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Under the ASC, all non-grandfathered, non-SEC accounting literature not included in the ASC is considered non-authoritative. There was no impact to the Company’s financial position, results of operations, or cash flows as result of adoption of the ASC.

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

2. CASH EQUIVALENTS AND INVESTMENTS

The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses for the Company’s available-for-sale short-term investments, by major security type, were as follows as of December 31, 2009 (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. corporate commercial paper	$9,991	$9,991	$—	$—
U.S. government securities	52,917	52,919	15	13

Total investments in debt securities	$62,908	$62,910	$15	$13

The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses for the Company’s available-for-sale short-term investments, by major security type, were as follows as of December 31, 2008 (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. corporate commercial paper	$14,964	$14,965	$1	$—
U.S. corporate notes and bonds	3,172	3,191	19	—
Foreign corporate notes and bonds	5,502	5,502	1	1
U.S. government securities	25,933	25,989	56	—

Total investments in debt securities	$49,571	$49,647	$77	$1

As of December 31, 2009 and 2008, the Company’s available-for-sale securities had original contractual maturities of between three to twelve months, and from three to twenty-four months, respectively. As of December 31, 2009 and 2008, the average remaining term to maturity for the Company’s available-for-sale securities was six and three months, respectively.

The following tables show gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2009 and 2008, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2009
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government securities	$16,941	$(13)	$—	$—	$16,941	$(13)

Total	$16,941	$(13)	$—	$—	$16,941	$(13)

	December 31, 2008
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Foreign corporate notes and bonds	$517	$(1)	$—	$—	$517	$(1)

Total	$517	$(1)	$—	$—	$517	$(1)

Market values were determined for each individual security in the investment portfolio. The decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. The Company reviews its investments on a regular basis to evaluate whether or not any have experienced an other-than-temporary decline in fair value. In performing its review, the Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, and the Company’s intent to sell (or whether it is more likely than not that the Company will be required to sell) the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists, that investment is written down to fair value. For each of the three years ended December 31, 2009, gross realized gains and losses on the Company’s investment portfolio were not material.

The fair value of cash equivalents and short-term investments was determined using the following inputs at December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1,655	$1,655	$—	$—
Fixed income available-for-sale securities:
U.S. corporate commercial paper	52,919	—	52,919	—
U.S. government securities	14,991	—	14,991	—

Total fixed income available-for-sale securities	67,910	—	67,910	—

Total	$69,565	$1,655	$67,910	$—

The fair value of cash equivalents and short-term investments was determined using the following inputs at December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$2,399	$2,399	$—	$—
Fixed income available-for-sale securities:
U.S. corporate commercial paper	25,959	—	25,959	—
U.S. corporate notes and bonds	3,191	—	3,191	—
Foreign corporate notes and bonds	5,502	—	5,502	—
U.S. government securities	47,989	—	47,989	—

Total fixed income available-for-sale securities	82,641	—	82,641	—

Total	$85,040	$2,399	$82,641	$—

Fixed income available-for-sale securities are included in cash and cash equivalents and short-term investments in the Company’s condensed consolidated balance sheet. Of the $67.9 million of fixed income available-for-sale securities as of December 31, 2009, approximately $5.0 million are classified as cash equivalents, while the remaining $62.9 million are classified as short-term investments. Of the $82.6 million of fixed income available-for-sale securities as of December 31, 2008, approximately $33.0 million are classified as cash equivalents, while the remaining $49.6 million are classified as short-term investments. As discussed in Note 1, cash equivalents consist of either investments with remaining maturities of three months or less at the date of purchase, or money market funds for which the carrying amount is a reasonable estimate of fair value.

3. PROPERTY AND EQUIPMENT

A summary of property and equipment, net as of December 31, 2009 and December 31, 2008 is as follows (in thousands):

	December 31, 2009	December 31, 2008
Buildings and improvements	$37,356	$37,356
Computer and other equipment	23,313	22,869
Software	4,791	4,674
Furniture and fixtures	2,787	2,792
Leasehold improvements	3,950	3,917

	72,197	71,608
Less: Accumulated depreciation and amortization	(36,602)	(31,034)

Property and equipment, net	$35,595	$40,574

Property and equipment are stated at cost. The cost of buildings and improvements for the Company’s leased San Jose, California headquarters facilities, for which it is the “deemed owner” for accounting purposes only, includes both the costs paid for directly by the Company and the costs paid for by the builder (lessor) from the period commencing with the start of construction through the lease commencement date for each building. These “building assets” are reflected as “Buildings and Improvements” in the schedule above. Building improvements paid for by the Company subsequent to the lease commencement date of each building are reflected as “Leasehold Improvements” in the schedule above.

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

Effective June 2008, the building leases were amended resulting in an extension of the lease term for both buildings through March 2020. The extended leases require minimum lease payments through March 2020 totaling approximately $48.9 million. Both leases permit the Company to exercise an option to extend the respective lease for two sequential five-year terms. In addition, the amended leases eliminated the Company’s requirement to provide the landlord with security deposits totaling $6.2 million, which the Company had previously satisfied through the issuance of standby letters of credit (“LOCs”). As of June 30, 2008, the previously issued LOCs had been returned to the bank that issued them and were cancelled.

The Company has historically accounted for the two buildings at its San Jose, California headquarters site under authoritative guidance pertaining to leases in which the Company is both involved in the construction of the lease assets and for which certain sale-leaseback criteria are not met. This results in the Company being the “deemed owner” of the two buildings for accounting purposes only. Accordingly, the leases associated with these facilities are accounted for as financing obligations.

For the December 1999 and October 2000 lease agreements, the Company initially recorded lease financing obligations of $12.0 million and $15.2 million, respectively, which corresponded to the building asset costs paid for by the lessor. As a result of the lease extension in June 2008, the Company increased the carrying amount of its lease financing obligations by approximately $12.5 million to approximately $27.6 million (an amount equal to the present value of the revised lease payments at the date of the lease extension), with a corresponding increase to the net carrying amount of the building assets. In addition, all of the accumulated depreciation on the building assets at the date of the lease extensions (approximately $16.0 million) was eliminated with a corresponding decrease to the gross carrying amount of the building assets. As a result of the extension in lease terms, the Company also extended the estimated useful lives of the building assets and the leasehold improvements to equal the amended lease term.

For the years ended December 31, 2009, 2008, and 2007, the Company has recorded depreciation expense associated with the building assets of $2.0 million, $2.3 million, and $2.7 million, respectively. As of December 31, 2009 and December 31, 2008, the net book value of the building assets was $20.7 million and $22.7 million, respectively.

Under the lease agreements, a portion of the total lease payments is accounted for as an operating lease of land and recorded as expense on a straight-line basis over the term of the lease. The remaining portions of the monthly lease payments are considered to be payments of principal and interest on the lease financing obligations. For the years ended December 31, 2009, 2008 and 2007, land lease expense was $741,000, $604,000, and $452,000, respectively; principal reductions on the lease financing obligations were $1.4 million, $1.8 million and $2.6 million, respectively; and interest expense was $1.7 million, $1.4 million, and $1.2 million, respectively. See Note 8 for further information on commitments for future minimum lease payments associated with the lease financing obligations.

4. STOCKHOLDERS’ EQUITY AND EMPLOYEE STOCK OPTION PLANS

(a) Preferred Stock

As of December 31, 2009, the Company was authorized to issue 5,000,000 shares of new $0.01 par value preferred stock, of which none was outstanding.

(b) Common Stock

As of December 31, 2009, the Company was authorized to issue 100,000,000 shares of $0.01 par value common stock, of which 41,005,742 were outstanding.

In March and August 2004, March 2006, and February 2007, the Company’s board of directors approved a stock repurchase program, which authorized the Company to repurchase up to 3.0 million shares of the Company’s common stock. Since inception, the Company repurchased a total of 2,204,184 shares under the program at a cost of $16.1 million. The stock repurchase program expired in March 2008.

In April 2008, the Company’s board of directors approved a new stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. There were no repurchases under the new stock repurchase program during the year ended December 31, 2009. Since inception, the Company has repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of December 31, 2009, 2,250,000 shares were available for repurchase. The new stock repurchase program will expire in April 2011.

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

1997 Stock Plan

During 1997, the Company adopted the 1997 Stock Plan (the “1997 Plan”) for employees, officers and directors, which was amended and restated in May 2004. As of December 31, 2009, a total of 15,677,475 shares of Common Stock were reserved for issuance under the 1997 Plan. This plan includes annual increases on the first day of the Company’s fiscal year (beginning in 2000) not to exceed the lesser of (i) 5,000,000 shares or (ii) 4% of the outstanding shares on such date. Incentive stock options to purchase shares of common stock may be granted at not less than 100% of the fair market value. Options granted prior to June 15, 2000 and after May 5, 2003, generally have a term of five years from the date of grant. Options granted June 15, 2000 through May 5, 2003, generally have a term of ten years. The exercise price of stock options granted under the 1997 Plan is determined by the Board of Directors (or a Committee of the Board of Directors), but will be at least equal to 100% of the fair market value per share of common stock on the date of grant (or at least 110% of such fair market value for an incentive stock option granted to a stockholder with greater than 10% voting power of all our stock), except that up to 10% of the aggregate number of shares reserved for issuance under the 1997 Plan (including shares that have been issued or are issuable in connection with options exercised or granted under the 1997 Plan) may have exercise prices that are from 0% to 100% of the fair market value of the common stock on the date of grant. Options generally vest ratably over four years.

The 1997 Plan also allows for the issuance of stock purchase rights and options that are immediately exercisable through execution of a restricted stock purchase agreement. Shares purchased pursuant to a stock purchase agreement generally vest ratably over four years. In the event of termination of employment, the Company, at its discretion, may repurchase unvested shares at a price equal to the original issuance price. In addition, the 1997 Plan allows for the issuance of stock appreciation rights (“SARs”), and restricted stock units (“RSUs”). SARs are rights to receive, in cash or shares of our common stock, as designated on the grant date, the appreciation in fair market value of common stock between the exercise date and the date of grant. To date, the Company has only issued SARs that can be settled in shares of the Company’s common stock. SARs may be granted alone or in tandem with options. The exercise price of a SAR will be at least equal to 100% of the fair market value per share of common stock on the date of grant. SARs issued by the Company generally vest in equal, annual installments over four years, and expire on the fifth anniversary of the grant date. RSUs are awards that result in a payment to a participant, generally in the form of an issuance of shares of the Company’s common stock, at such time as specified performance goals or other vesting criteria are achieved or the awards otherwise vest. RSU’s issued by the Company generally vest in equal, annual installments over four years, although certain of these awards vest 100% after one or two years, while others have additional financial-based performance requirements that must be met before vesting can occur. RSUs with performance-based vesting conditions expire no later than the fifth anniversary of the grant date if the performance criteria have not been met.

1998 Directors Option Plan

The 1998 Director Option Plan (the “Director Plan”) was adopted by the Board of Directors in May 1998 and became effective upon the closing of the initial public offering of the Company’s stock in July 1998. It provided for stock option grants to non-employee directors. The Director Plan expired in July 2008. Future grants made to members of our Board of Directors will be made from the 1997 Plan. Prior to its expiration, options granted under the Director Plan were generally fully vested on the date of grant and had exercise prices equal to the per share fair market value of the Company’s common stock on the date of grant. During 2008 and 2007, options to purchase an aggregate of 75,000 and 60,000, respectively, were granted under the Director Plan. The weighted average exercise prices for the option grants in 2008 and 2007 were $13.12 and $13.74, respectively.

In the event of a merger of the Company with or into another corporation or the sale of substantially all of the assets of the Company, each outstanding option granted under the Director Plan shall be assumed or an equivalent option may be substituted by the successor corporation. Following such assumption or substitution, if the optionee’s status as a director of the successor corporation terminates other than upon a voluntary resignation by the optionee, the option shall become fully exercisable, including as to shares as to which it would not otherwise be exercisable. If the outstanding options are not assumed or substituted, the options shall become fully vested and exercisable. Options granted must be exercised within three months of the end of the optionee’s tenure as a director of the Company, or within twelve months after such director’s termination by death or disability, but in no event later than the expiration of the option’s five year term; provided, however, that shares subject to an option granted to a director who has served as a director with the Company for at least five years shall become fully vested and exercisable for the remainder of the option’s five year term upon such director’s termination. No option granted under the Director Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable, during the lifetime of the optionee, only by such optionee.

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

Percentage of Surrendered Award Vested as of December 17, 2008	Vesting Schedule of New SARs	Maximum Term of New SARs
Fully vested	100% of the new SARs will be scheduled to vest on the first anniversary of the new grant date	two (2) years

75% vested	50% of the new SARs will be scheduled to vest on each of the first and second anniversaries of the new grant date	three (3) years

50% vested	33.33% of the new SARs will be scheduled to vest on each of the first three (3) anniversaries of the new grant date	four (4) years

25% or less vested	25% of the new SARs will be scheduled to vest on each of the first four (4) anniversaries of the new grant date	five (5) years

See Note 5 for a discussion of the accounting for the Exchange Program.

(e) Stock Award Activity

The following table summarizes stock award activity under all plans for the years ended December 31, 2009, 2008, and 2007:

	Shares Available for Grant	Options Outstanding
		Number Outstanding	Weighted- Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2006	7,961,595	8,282,680	$10.91
Options and stock appreciation rights granted	(1,022,219)	1,022,219	24.72
RSUs granted	(441,871)	—	—
Options and stock appreciation rights cancelled	323,070	(323,070)	12.35
RSUs cancelled	42,183	—	—
Options exercised	—	(1,949,006)	9.44
Additional shares reserved	1,664,301	—	—

BALANCE AT DECEMBER 31, 2007	8,527,059	7,032,823	$13.26
Options and stock appreciation rights granted	(4,297,547)	4,297,547	8.98
RSUs granted	(777,732)	—	—
Options and stock appreciation rights cancelled	5,266,484	(5,266,484)	14.96
RSUs cancelled	128,109	—	—
Options exercised	—	(405,561)	9.66
Unissued shares returned to plan	6,510	—	—
1998 Directors Plan shares expired	(855,000)	—	—
Additional shares reserved	1,729,454	—	—

BALANCE AT DECEMBER 31, 2008	9,727,337	5,658,325	$8.69
Options and stock appreciation rights granted	(1,161,442)	1,161,442	8.07
RSUs granted	(748,019)	—	—
Options and stock appreciation rights cancelled	463,439	(463,439)	12.01
RSUs cancelled	120,612	—	—
Options exercised	—	(427,552)	6.74
Unissued shares returned to plan	3,490	—	—
1998 Directors Plan shares expired	(40,000)	—	—
Additional shares reserved	1,618,282	—	—

BALANCE AT DECEMBER 31, 2009	9,983,699	5,928,776	$8.45

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was approximately $1.0 million, $1.6 million, and $24.8 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The following table provides additional information regarding RSU activity for the years ended December 31, 2009, 2008, and 2007:

	Number Nonvested and Outstanding	Weighted- Average Grant Date Fair- Value
BALANCE AT DECEMBER 31, 2006	703,036	$8.20
RSUs granted	441,871	21.61
RSUs vested and released	(227,845)	7.60
RSUs forfeited	(42,183)	9.84

BALANCE AT DECEMBER 31, 2007	874,879	$15.05
RSUs granted	777,732	10.88
RSUs vested and released	(322,729)	12.93
RSUs forfeited	(128,109)	13.22

BALANCE AT DECEMBER 31, 2008	1,201,773	$13.11
RSUs granted	748,019	7.87
RSUs vested and released	(365,090)	12.74
RSUs forfeited	(120,612)	13.17

BALANCE AT DECEMBER 31, 2009	1,464,090	$10.52

The fair value of each performance share grant was estimated on the date of grant by multiplying the number of shares granted times the fair market value of the Company’s stock on the grant date. The total intrinsic value of performance shares vested and released during the years ended December 31, 2009, 2008, and 2007 was approximately $3.9 million, $3.9 million, and $3.5 million, respectively. The intrinsic value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

The following table provides additional information for significant ranges of outstanding and exercisable stock options and stock appreciation rights as of December 31, 2009:

	Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
	$5.99-7.61	1,474,468	3.39	$6.99	$6,744,872
	7.69	3,161,223	2.10	7.69	12,233,929
	7.81-16.69	1,200,496	2.56	10.91	1,762,034
	$17.03-$28.65	92,589	2.54	25.51	—

Outstanding		5,928,776	2.52	$8.45	$20,740,835

Vested and expected to vest		5,777,836	2.52	$8.45	$20,205,285

Exercisable		3,536,782	1.69	$8.47	$12,321,224

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.56 as of December 31, 2009, the last market trading day of 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

5. STOCK-BASED COMPENSATION:

(a) Valuation of Options, SARs, and Performance Shares Granted

The Company has elected to use the BSM option-pricing model to estimate the fair value of stock options and SARs that it grants. The BSM model incorporates various assumptions including volatility, expected term of the option from the date of grant to the time of exercise, risk-free interest rates, and dividend yields. Excluding SARs granted in December 2008 as part of the Exchange Program, which is discussed further below, the weighted average fair value of options and SARs granted during the years ended December 31, 2009, 2008, and 2007, was $4.48, $6.33, and $10.86, respectively, and was determined using the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.8%	2.7%	4.1%
Expected volatility	71.9%	61.1%	54.6%
Expected term (in years)	4.3	4.1	3.6

The expected dividend yield reflects the fact that the Company has not paid any dividends in the past and does not currently intend to pay dividends in the foreseeable future. The risk-free interest rate assumption is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. The expected volatility is based on both the historical volatility of the Company’s common stock over the most recent period commensurate with the expected life of the option as well as on implied volatility calculated from the market traded options on the Company’s stock. For options and SARs granted prior to January 1, 2008, the expected term was calculated using the simplified method. Under the simplified method, the expected term was calculated by taking the average of the vesting term and the contractual term of the option. For options and SARs granted subsequent to December 31, 2007, the expected term has been calculated by applying a Monte Carlo simulation model that incorporates the Company’s historical data on post-vest exercise activity and employee termination behavior.

The grant date fair value of RSUs granted to employees is determined by multiplying the fair market value of the Company’s stock on the grant date times the number of RSUs awarded. During 2008, the Company issued a limited number of performance shares to a consultant. The fair value for these awards is determined at the earlier of the date at which a commitment for performance by the consultant to earn the performance shares is reached, or the date at which the consultant’s performance necessary for the performance shares to vest has been completed.

(b) Accounting for Employee Stock Option Exchange Program

As discussed in Note 4, the Company completed a stock option exchange program for eligible employees on December 17, 2008. As a result of its terms, the Exchange Program is considered a modification to the Surrendered Awards, which requires the calculation of incremental compensation cost. The incremental compensation cost is calculated by comparing the fair value of each newly issued SAR to the fair value of the corresponding Surrendered Award, each of which was calculated as of December 17, 2008 using the BSM option-pricing model. To the extent the fair value of the newly issued SARs exceeds the fair value of the Surrendered Awards, there is incremental compensation cost. The total incremental compensation cost resulting from the Exchange Program was $2.3 million, and was calculated using the following weighted average assumptions.

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

(c) Expense Allocation

Compensation expense for all share-based payment awards, including those granted prior to January 1, 2006, has been recognized using the accelerated multiple-option approach. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended December 31, 2009, 2008, and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated based on historical experience.

As of December 31, 2009, there were 244,087 non-vested RSUs (with a grant date fair value of approximately $2.0 million) that were subject to certain financial-based performance requirements that must be achieved before vesting can occur. Of these 244,087 non-vested RSUs, 31,250 (that were issued in October 2006 with a grant date fair value of approximately $263,000) contain financial-based performance conditions that must be achieved by October 2010; 87,898 (that were issued in February 2007 with a grant date fair value of approximately $778,000) contain financial-based performance conditions that must be achieved by February 2010; and the remaining 124,939 RSUs (that were issued in May 2009 with a grant date fair value of approximately $933,000) contain financial-based performance conditions that must be achieved by May 2014.

Through December 31, 2009, cumulative compensation expense of $290,000 associated with the 124,939 RSUs granted in May 2009 has been recognized because the Company believes it is probable that the associated financial performance requirements will be achieved. If such requirements are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed. No compensation expense has been recognized associated with the remaining 87,898 RSUs granted in February 2007 or the 31,250 RSUs granted in October 2006 as management does not currently expect the financial performance requirements for these awards will be met. During the quarter ended March 31, 2009, previously recognized compensation expense of $503,000 associated with the 87,898 RSUs granted in February 2007 was reversed. During the quarter ended December 31, 2009, previously recognized compensation expense of $228,000 associated with the 31,250 RSUs granted in October 2006 was reversed.

As of December 31, 2009, total compensation cost related to non-vested stock options and other equity based awards not yet recognized was $13.6 million, which is expected to be recognized over the next 18 months on a weighted-average basis, and of which $579,000 relates to awards subject to certain financial-based performance requirements.

The following table summarizes the stock-based compensation expense related to employee stock options and share awards under SFAS 123R for the years ended December 31, 2009, 2008, and 2007, which was allocated as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of sales – product	$1,534	$1,628	$901
Cost of sales – service	183	209	87

Stock-based compensation expense included in cost of sales	1,717	1,837	988
Product development	5,651	6,032	2,849
Sales and marketing	3,421	2,986	1,683
General and administrative	3,614	3,603	2,279

Stock-based compensation expense included in operating expenses	12,686	12,621	6,811

Total stock-based compensation expense related to stock options and share awards	14,403	14,458	7,799
Tax benefit	—	—	—

Stock-based compensation expense related to stock options and share awards, net of tax	$14,403	$14,458	$7,799

Of the $14.4 million of compensation expense recorded for the year ended December 31, 2009, approximately $4.3 million related to equity compensation awards granted during 2009, while the remaining $10.1 million related to equity compensation awards granted on or before December 31, 2008. Of the $14.5 million of compensation expense recorded for the year ended December 31, 2008, approximately $4.3 million related to equity compensation awards granted during 2008, while the remaining $10.2 million related to equity compensation awards granted on or before December 31, 2007. Of the $7.8 million of compensation expense recorded for the year ended December 31, 2007, approximately $3.3 million related to equity compensation awards granted during 2007, while the remaining $4.5 million related to equity compensation awards granted on or before December 31, 2006.

As of December 31, 2009, approximately $99,000 and $29,000 of stock-based compensation expense was capitalized as part of the cost of inventory and deferred cost of goods sold, respectively. As of December 31, 2008, approximately $146,000 and $24,000 of stock-based compensation expense was capitalized as part of the cost of inventory and deferred cost of goods sold, respectively.

6. SIGNIFICANT CUSTOMERS:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three years ended December 31, 2009, the Company had six customers that accounted for a majority of its revenues: EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its LONWORKS Infrastructure products in Europe; Enel (including Enel’s third party meter manufacturers); Duke Energy Corporation (“Duke”), a U.S. utility company; and Eltel Networks A/S (“Eltel”), Telvent Energia y Medioambiente SA (“Telvent”), and ES Elektrosandberg AB (“ES”), value added resellers of the Company’s NES products. For the years ended December 31, 2009, 2008, and 2007, the percentages of the Company’s revenues attributable to sales made to these customers were as follows:

	Year Ended December 31,
	2009	2008	2007
Eltel	25.3%	4.2%	—%
EBV	13.6%	15.3%	12.8%
Duke	10.7%	10.3%	—%
Enel	9.6%	9.1%	10.3%
ES	1.4%	14.9%	11.4%
Telvent	1.2%	8.9%	28.3%

Total	61.8%	62.7%	62.8%

Of the percentage of sales made to EBV, approximately 0.5% for both the year ended December 31, 2009 and December 31, 2008, related to sales of components we sold to EBV, which EBV in turn sold to one of Enel’s third party meter manufacturers. Elsewhere in these Consolidated Financial Statements, those sales are reported as Enel Project revenues. The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2010. Please refer to Note 11, Related Parties, for additional information regarding the Company’s agreements with Enel.

7. GOODWILL:

The carrying amount of goodwill as of December 31, 2009, 2008, and 2007 relates to three acquisitions, including ARIGO Software GmbH (“ARIGO”) in 2001, BeAtHome in 2002, and MTC in 2003. The goodwill acquired as part of the ARIGO transaction is valued in Euros, and is therefore subject to foreign currency translation gains and losses. The changes in the carrying amount of goodwill, net for the years ended December 31, 2008 and 2009 are as follows (in thousands):

Amount
Balance as of December 31, 2007	$8,548
Unrealized foreign currency translation loss	(131)

Balance as of December 31, 2008	8,417
Unrealized foreign currency translation gain	79

Balance as of December 31, 2009	$8,496

8. COMMITMENTS AND CONTINGENCIES:

(a) Lease Commitments

As discussed in Note 3, the Company accounts for the leases of its corporate headquarters facilities as lease financing obligations. As of December 31, 2009, the future minimum lease payments for the lease financing obligations were as follows (in thousands):

2010	$3,135
2011	3,174
2012	3,214
2013	3,254
2014	3,328
2015 and thereafter	18,796

Total payments	$34,901
Amount representing interest	(9,551)

Present value of future minimum lease payments	$25,350

Lease financing obligations classified as current	$1,573

Lease financing obligations classified as long-term	$23,777

The Company also leases facilities under operating leases for its sales, marketing, and product development personnel located elsewhere within the United States and in eleven foreign countries throughout Europe and Asia, including a land lease for accounting purposes associated with the Company’s corporate headquarters facilities. These operating leases expire on various dates through 2020, and in some instances are cancelable with advance notice. Lastly, the Company also leases certain equipment and, for some of its sales personnel, automobiles. These operating leases are generally less than five years in duration. As of December 31, 2009, future minimum lease payments under all operating leases, including $7.9 million related to the land lease associated with the Company’s corporate headquarters facilities (see Note 3), were as follows (in thousands):

2010	$1,809
2011	1,357
2012	1,049
2013	932
2014	872
2015 and thereafter	4,302

Total	$10,321

Rent expense for all operating leases was approximately $2.0 million for 2009, $1.9 million for 2008, and $1.7 million for 2007. Although certain of the operating lease agreements provide for escalating rent payments over the term of the lease, rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2009, the Company has accrued approximately $409,000 of deferred rent related to these agreements, of which approximately $48,000 is reflected in current liabilities while the remainder is reflected in other long-term liabilities in the accompanying consolidated balance sheet. As of December 31, 2008, the Company had accrued approximately $447,000 of deferred rent related to these agreements, of which approximately $37,000 is reflected in current liabilities while the remainder is reflected in other long-term liabilities in the accompanying consolidated balance sheet. See Note 3 for explanation of land lease expense on the Company’s corporate headquarters facilities.

(b) Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of product revenues in the Company’s consolidated statements of income, was approximately $450,000, $513,000, and $573,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

(d) Taxes

The Company conducts operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company’s operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with accounting principles generally accepted in the United States of America, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and the Company believes that, as of December 31, 2009, it has adequately provided for such contingencies. However, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

(e) Legal Actions

In April 2009, the Company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against the Company, seeking the return of approximately $16.7 million in payments received by the Company in the ordinary course of business for components sold by the Company to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meters manufacturers, and from time to time through January 2004, the Company sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project. The Company believes that the Italian claw back law is not applicable to its transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver are without merit.

From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of December 31, 2009, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

(f) Line of Credit

The Company maintains a $10.0 million line of credit with its primary bank, which expires on July 1, 2010. The letter of credit contains certain financial covenants requiring the Company not to exceed a certain maximum leverage ratio and to maintain a minimum level of liquid assets. As of December 31, 2009, the Company was in compliance with these covenants. As of December 31, 2009, the Company’s primary bank has issued, against the line of credit, a standby letter of credit totaling $36,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

9. INCOME TAXES:

The provision for income taxes attributable to continuing operations is based upon income (loss) before income taxes from continuing operations as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic	$(32,793)	$(25,842)	$(15,802)
Foreign	502	308	582)

	$(32,291)	$(25,534)	$(15,220)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Federal:
Current	$(288)	$(136)	$—
Deferred	—	—	—

Total federal provision	(288)	(136)	—

State:
Current	4	5	10
Deferred	—	—	—

Total state provision	4	5	10

Foreign:
Current	27	428	442
Deferred	—	—	—

Total foreign provision	27	428	442

Total income tax expense (benefit)	$(257)	$297	$452

The provision for income taxes differs from the amount estimated by applying the statutory Federal income tax rate to income before taxes as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Federal tax at statutory rate of 35%	$(11,302)	$(8,937)	$(5,327)
State taxes, net of federal benefit	2	5	10
U.S.-Foreign rate differential	140	155	239
Change in Valuation Allowance	11,052	9,766	5,346
Others	(149)	(692)	184

Total income tax expense (benefit)	$(257)	$297	$452

As of December 31, 2009 and 2008, a valuation allowance has been recorded for the entire gross deferred tax asset as a result of uncertainties regarding the realization of the asset balance. As of December 31, 2009 and 2008, the Company had no significant deferred tax liabilities. The components of the net deferred income tax asset are as follows (in thousands):

	December 31,
	2009	2008
Net operating loss carry forwards	$53,443	$38,876
Tax credit carry forwards	17,098	15,231
Fixed and intangible assets	7,040	8,021
Capitalized research and development costs	41	32
Reserves and other cumulative temporary differences	16,017	14,168

Gross deferred income tax assets	93,639	76,328
Valuation allowance	(93,639)	(76,328)

Net deferred income tax assets	$—	$—

As of December 31, 2009, part of our valuation allowance on deferred tax assets pertains to certain tax credits and net operating loss carry forwards. In the future, we will reduce the valuation allowance associated with these credits and losses upon the earlier of the period in which we utilize them to reduce the amount of income tax we would otherwise be required to pay on our income tax returns, or when it becomes more likely than not that the deferred tax assets are realizable. If the valuation allowance associated with these credits and losses is realized, the tax benefit of certain of these credits and losses will be accounted for as a credit to stockholders’ equity rather than as a reduction of income tax expense. In addition, the Internal Revenue Code of 1986, as amended, contains provisions that limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. The Company performed an analysis of the ownership changes in 2001. Since that time, some ownership changes may have occurred, which could cause certain of the Company’s net operating loss and credit carryforwards to be limited in future periods.

As of December 31, 2009, the Company had net operating loss carryforwards of $163.2 million for federal income tax reporting purposes and $63.5 million for state income tax reporting purposes, which expire at various dates through 2029. In addition, as of December 31, 2009, the Company had approximately $9.9 million and $10.8 million of tax credit carryforwards for increased research expenditures for federal and California purposes, respectively. The federal research tax credits will expire at various dates if not utilized by 2029 and the state tax credit can be carried over indefinitely. In accordance with current Internal Revenue Code rules, federal net operating loss carryforwards must be utilized in full before federal research and development tax credits can be used to offset current tax liabilities. As a result, depending on the Company’s future taxable income in any given year, some or all of the federal increased research tax credits, as well as portions of the Company’s federal and state net operating loss carryforwards, may expire before being utilized.

Amounts held by foreign subsidiaries are generally subject to United States income taxation on repatriation to the United States. The Company currently intends to permanently reinvest its undistributed earnings from its foreign subsidiaries outside the United States and United States income taxes have not been provided on cumulative total earnings of $7.4 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following is a rollforward of the Company’s uncertain tax positions for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2009	2008
Balance as of the beginning of the year	$4,662	$5,808
Tax positions related to current year:
Additions	353	549
Reductions	—	—
Tax positions related to prior years:
Additions	1	707
Reductions	(190)	(2,278)
Settlements	—	—
Lapses in statute of limitations	(197)	(124)

Balance as of the end of the year	$4,629	$4,662

Included in the balance of total unrecognized tax benefits at December 31, 2009 are potential benefits of $802,000, which if recognized, would affect the effective rate on income from continuing operations.

On January 1, 2008, the Company had accrued interest and penalties related to the uncertain tax benefits of approximately $327,000. During 2008, the Company decreased the prior year balance by $59,000 and accrued $42,000 of additional penalties and interest. During 2009, the Company decreased the prior year balance by $149,000 and accrued $63,000 of additional penalties and interest.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. In the United States, the tax years from 1993 remain open to examination by federal and most state tax authorities due to certain net operating loss and credit carryforward positions. In the foreign jurisdictions, the number of tax years open to examination by local tax authorities ranges from three to six years.

10. WARRANTY RESERVES:

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are generally provided for when the associated revenue is recognized. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company’s current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $1.0 million as of December 31, 2009 and $849,000 as of December 31, 2008.

11. RELATED PARTIES:

During the years ended December 31, 2009, 2008, and 2007, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, our Executive Chairman, M. Kenneth Oshman, uses his private plane or charter aircraft for Company business for himself and any employees that accompany him. In August 2008, our Board of Directors approved a reimbursement arrangement whereby our company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During 2009, we recognized a total of approximately $169,000 in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Consolidated Statements of Operations. The Audit Committee of our board of directors regularly reviews these reimbursements.

In November 2009, our Board of Directors approved a similar reimbursement arrangement for our new President and Chief Executive Officer, Robert R. Maxfield, whereby our company will reimburse Mr. Maxfield for 50% of the costs incurred for charter aircraft used while on company business. During 2009, there were no expenses incurred pursuant to Mr. Maxfield’s reimbursement arrangement.

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

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, we cooperated with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, we supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from us. Under the software enhancement agreement, we provide software enhancements to Enel for use in its Contatore Elettronico system. The development and supply agreement expires in December 2011, and the software enhancement agreement expires in December 2010, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances.

During 2009, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $10.5 million, $6.1 million of which was included in accounts receivable at December 31, 2009. During 2008, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $12.9 million, $5.0 million of which was included in accounts receivable at December 31, 2008. During 2007, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $14.2 million.

On October 29, 2001, the Company loaned Russell Harris, its Senior Vice President of Operations, $1,000,000 in connection with his principal residence. Mr. Harris issued to the Company a promissory note secured by residential real estate. The note bore interest at the rate of 4.5% per annum, compounded monthly. The interest that accrued under the note was due and payable in monthly installments over the nine year term of the note, and the principal was due and payable on October 29, 2010. The principal was paid in full by Mr. Harris in June 2009. As of December 31, 2008, the outstanding principal balance was $1,000,000. During the years ended December 31 2009, 2008, and 2007, interest paid by Mr. Harris was $22,000, $45,000, and $45,000, respectively. While it was outstanding, the terms of this loan were never amended.

12. VALUATION AND QUALIFYING ACCOUNTS (in thousands):

	Balance at Beginning of Period	Charged/ (Credited) to Revenues and Expenses	Write-Off of Previously Provided Accounts	Balance at End of Period
Year Ended December 31, 2009:
Allowance for Doubtful Accounts	$323	$27	$—	$350
Allowance for Customer Returns and Sales Credits	$687	$5,441	$5,301	$827
Year Ended December 31, 2008:
Allowance for Doubtful Accounts	$330	$(5)	$2	$323
Allowance for Customer Returns and Sales Credits	$1,098	$7,058	$7,469	$687
Year Ended December 31, 2007:
Allowance for Doubtful Accounts	$250	$88	$8	$330
Allowance for Customer Returns and Sales Credits	$791	$6,531	$6,224	$1,098

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2009 and 2008, long-lived assets of approximately $41.6 million and $47.5 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

The Company has three primary product lines: NES, LonWorks Infrastructure, and products and services sold to Enel. Summary revenue information by product line for the years ended December 31, 2009, 2008, and 2007 is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
NES	$48,271	$67,118	$70,558
LonWorks Infrastructure	44,549	54,040	52,840
Enel	10,518	12,889	14,179

Total	$103,338	$134,047	$137,577

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary revenue information by geography for the years ended December 31, 2009, 2008, and 2007 is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Americas	$27,746	$33,448	$18,561
EMEA	65,656	88,312	99,164
APJ	9,936	12,287	19,852

Total	$103,338	$134,047	$137,577

For information regarding the Company’s major customers, please refer to Note 6, Significant Customers.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tables set forth certain consolidated statement of operations data for each of the quarters in 2009 and 2008. This information has been derived from our quarterly unaudited consolidated financial statements. The quarterly unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes appearing in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

	Three Months Ended
	Dec. 2009	Sep. 2009	June 2009	March 2009	Dec. 2008	Sep. 2008	June 2008	March 2008
	(in thousands, except per share data)
Selected Quarterly Financial Data
Consolidated Statement of Operations Data:
Revenues:
Product	$37,997	$22,965	$21,836	$17,389	$36,065	$28,875	$31,466	$34,667
Service	837	710	810	794	730	625	691	928

Total revenues	38,834	23,675	22,646	18,183	36,795	29,500	32,157	35,595

Cost of revenues:
Cost of product	22,076	12,838	12,259	9,640	22,986	15,715	18,751	22,532
Cost of service	622	547	601	648	607	592	675	713

Total cost of revenues	22,698	13,385	12,860	10,288	23,593	16,307	19,426	23,245

Gross profit	16,136	10,290	9,786	7,895	13,202	13,193	12,731	12,350

Operating expenses:
Product development	8,852	8,850	8,642	9,091	9,602	9,713	9,402	9,036
Sales and marketing	6,869	5,279	5,655	5,722	5,815	5,653	6,162	6,005
General and administrative	4,152	3,717	4,086	3,787	4,146	3,761	4,721	4,515

Total operating expenses	19,873	17,846	18,383	18,600	19,563	19,127	20,285	19,556

Loss from operations	(3,737)	(7,556)	(8,597)	(10,705)	(6,361)	(5,934)	(7,554)	(7,206)
Interest and other income (expense), net	130	(91)	(377)	310	606	1,141	519	659
Interest expense on lease financing obligations	(409)	(415)	(419)	(425)	(430)	(435)	(265)	(274)

Loss before provision for income taxes	(4,016)	(8,062)	(9,393)	(10,820)	(6,185)	(5,228)	(7,300)	(6,821)
Income tax expense (benefit)	(288)	155	131	(255)	67	136	74	20

Net loss	$(3,728)	$(8,217)	$(9,524)	$(10,565)	$(6,252)	$(5,364)	$(7,374)	$(6,841)

Loss per share:
Basic	$(0.09)	$(0.20)	$(0.23)	$(0.26)	$(0.15)	$(0.13)	$(0.18)	$(0.17)

Diluted	$(0.09)	$(0.20)	$(0.23)	$(0.26)	$(0.15)	$(0.13)	$(0.18)	$(0.17)

Shares used in net loss per share calculation:
Basic	40,967	40,759	40,658	40,508	40,433	40,554	40,774	40,788

Diluted	40,967	40,759	40,658	40,508	40,433	40,554	40,774	40,788

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHELON CORPORATION

March 15, 2010	By:	/s/ OLIVER R. STANFIELD
Oliver R. Stanfield Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert R. Maxfield and Oliver R. Stanfield his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signatures	Title	Date

/S/ ROBERT R. MAXFIELD Robert R. Maxfield	President and Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2010

/S/ OLIVER R. STANFIELD Oliver R. Stanfield	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 15, 2010

/S/ M. KENNETH OSHMAN M. Kenneth Oshman	Executive Chairman	March 8, 2010

/S/ ARMAS CLIFFORD MARKKULA, JR. Armas Clifford Markkula, Jr.	Vice Chairman	March 4, 2010

/S/ ROBYN M. DENHOLM Robyn M. Denholm	Director	March 11, 2010

/S/ ROBERT J. FINOCCHIO, JR. Robert J. Finocchio, Jr.	Director	March 5, 2010

/S/ RICHARD M. MOLEY Richard M. Moley	Director	March 9, 2010

/S/ BETSY RAFAEL Betsy Rafael	Director	March 14, 2010

/S/ LARRY W. SONSINI Larry W. Sonsini	Director	March 4, 2010

EXHIBIT INDEX

Exhibit No.	Description of Document

3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.3(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

4.2(4)	Second Amended and Restated Modification Agreement dated May 15, 1997.

10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(5)+	1997 Stock Plan and forms of related agreements.

10.2(a) (5)+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature

10.2(b) (1)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature

10.2(c) (6)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement

10.2(d) (7)+	Form of 1997 Stock Plan Performance Share Agreement

10.2(e) (7)+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees

10.2(f) (5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees

10.2(g) (7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees

10.2(h) (5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria

10.2(i) (7)+	Form of 1997 Stock Plan Performance Share Agreement

10.2(j)*+	Form of 1997 Stock Plan Stock Appreciation Right Agreement

10.3 (4)+	1988 Stock Option Plan and forms of related agreements.

10.4(4)	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).

10.5(4)	Form of International Distributor Agreement.

10.6(4)	Form of OEM License Agreement.

10.7(4)	Form of Software License Agreement.

10.8(4)	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.

10.9(8)+	1998 Director Option Plan.

10.10(9)	Building 1 Lease Agreement dated December 30, 1999

10.11(9)	First Amendment to Building 1 Lease Agreement dated May 10, 2000

10.12(9)	Echelon Corporation Common Stock Purchase Agreement with ENEL S.p.A. dated June 30, 2000

10.13(9)	Second Amendment to Building 1 Lease Agreement dated September 22, 2000

10.14(9)	Building 2 Lease Agreement dated November 15, 2001

10.15(9)	Third Amendment to Building 1 Lease Agreement dated April 10, 2008

10.16(9)	First Amendment to Building 2 Lease Agreement dated April 10, 2008

10.17	Form of Value Added Reseller Agreement

21.1(3)	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1(4)	Power of Attorney (see signature page).

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(1)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 11, 2000.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 16, 2007, filed on August 17, 2007.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1/A filed on July 9, 1998.

(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on June 1, 1998.

(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 16, 2007.

(6)	Incorporated herein by reference to the Registrant’s Current Report Form 8-K dated April 12, 2007, filed on April 18, 2007.

(7)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008.

(8)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on August 21, 2000.

(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, filed on March 11, 2010.