Form 10-Q
period 2010-03-31
ECHELON CORP
filed 2010-05-06
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, 41,282,914 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,660	$17,206
Short-term investments	67,915	62,910
Accounts receivable, net (1)	13,665	21,496
Inventories	14,551	10,949
Deferred cost of goods sold	2,412	3,154
Other current assets	3,500	3,622

Total current assets	110,703	119,337

Property and equipment, net	34,427	35,595
Goodwill	8,342	8,496
Other long-term assets	989	1,009

Total assets	$154,461	$164,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,946	$7,255
Accrued liabilities	7,088	4,850
Current portion of lease financing obligations	1,623	1,588
Deferred revenues	7,398	9,287

Total current liabilities	22,055	22,980

LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	23,376	23,794
Other long-term liabilities	1,548	1,765

Total long-term liabilities	24,924	25,559

STOCKHOLDERS’ EQUITY:
Common stock	444	442
Additional paid-in capital	331,357	328,643
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	475	1,046
Accumulated deficit	(196,664)	(186,103)

Total stockholders’ equity	107,482	115,898

Total liabilities and stockholders’ equity	$154,461	$164,437

(1)	Includes related party amounts of $5,804 as of March 31, 2010 and $6,056 as of December 31, 2009. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES:
Product	$17,319	$17,389
Service	827	794

Total revenues (2)	18,146	18,183

COST OF REVENUES:
Cost of product (1)	9,167	9,640
Cost of service (1)	597	648

Total cost of revenues	9,764	10,288

Gross profit	8,382	7,895

OPERATING EXPENSES:
Product development (1)	8,303	9,091
Sales and marketing (1)	6,497	5,722
General and administrative (1)	4,230	3,787

Total operating expenses	19,030	18,600

Loss from operations	(10,648)	(10,705)
Interest and other income, net	435	310
Interest expense on lease financing obligations	(402)	(425)

Loss before provision for income taxes	(10,615)	(10,820)
Income tax benefit	(54)	(255)

NET LOSS	$(10,561)	$(10,565)

Net loss per share:
Basic	$(0.26)	$(0.26)

Diluted	$(0.26)	$(0.26)

Shares used in computing net loss per share:
Basic	41,072	40,508

Diluted	41,072	40,508

(1)	See Note 4 for summary of amounts included representing equity compensation expense.
(2)	Includes related party amounts of $362 and $1,289 for the three months ended March 31, 2010 and 2009, respectively. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(10,561)	$(10,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,622	1,606
Reduction of allowance for doubtful accounts	(39)	(6)
Loss on disposal of fixed assets	4	—
Increase in accrued investment income	(15)	(21)
Stock-based compensation	3,232	3,043
Change in operating assets and liabilities:
Accounts receivable	7,877	10,448
Inventories	(3,599)	(4,036)
Deferred cost of goods sold	752	(322)
Other current assets	87	1,709
Accounts payable	(1,295)	(1,045)
Accrued liabilities	2,202	(382)
Deferred revenues	(1,931)	440
Deferred rent	(27)	(6)

Net cash provided by (used in) operating activities	(1,691)	863

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(14,951)	(28,919)
Proceeds from maturities and sales of available-for-sale short-term investments	9,970	19,368
Change in other long-term assets	(8)	19
Capital expenditures	(464)	(604)

Net cash used in investing activities	(5,453)	(10,136)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(383)	(349)
Proceeds from exercise of stock options	98	763
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(633)	(41)

Net cash provided by (used in) financing activities	(918)	373

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(484)	(264)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,546)	(9,164)

CASH AND CASH EQUIVALENTS:
Beginning of period	17,206	37,669

End of period	$8,660	$28,505

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$400	$423

Cash paid for income taxes	$72	$163

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2009 included in its Annual Report on Form 10-K.

With the exception of the adoption of accounting pronouncements related to revenue recognition discussed in the section titled “Revenue Recognition” below, there have been no material changes to the Company’s significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Risks and Uncertainties

The Company’s operations and performance depend significantly on worldwide economic conditions and their impact on purchases of the Company’s products, as well as the ability of suppliers to provide the Company with products and services in a timely manner. The impact of any of the matters described below could have an adverse affect on the Company’s business, results of operations and financial condition.

•

The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 50% of net revenues for the quarter ended March 31, 2010 was derived from five customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and reduce their purchase orders from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

•

The Company utilizes third-party contract electronic manufacturers to manufacture, assemble, and test its products. As a result of current credit market conditions, if any of these third-parties were unable to obtain the necessary capital to operate their business, they may be unable to provide the Company with timely services or to make timely deliveries of products.

•

Due to the continuing worldwide economic crisis, coupled with the fact that the Company’s NES customers generally procure products that have been customized to meet their requirements, the Company has limited visibility into ultimate product demand, which makes sales forecasting more difficult. As a result, anticipated demand may not materialize, which could subject the Company to increased levels of excess and obsolete inventories.

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

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recently Issued Accounting Standards

There have been no new recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, with the exception of those discussed in the section “Revenue Recognition” below, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance, to the Company.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using its best estimated selling price (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009.

Multiple Element Arrangements

The Company’s multiple deliverable revenue arrangements are primarily related to sales of its NES System products, which may include, within a single arrangement, electricity meters and data concentrators (collectively, the “Hardware”); NES System software; Element Manager software; post-contract customer support (“PCS”) for the NES System and Element Manager software; and extended warranties for the Hardware. For arrangements originating or materially modified after December 31, 2009, with the exception of the NES System software, each of these deliverables is considered a separate unit of accounting. The NES System software functions together with an electricity meter to deliver its essential functionality and any related software license fee is charged for on a per meter basis. Therefore, the NES System software and an electricity meter are combined and considered a single unit of accounting. The Element Manager software is not considered to be part of an electricity meter’s essential functionality and, therefore, Element Manager software and any related PCS continues to be accounted for under industry specific software revenue recognition guidance. However, all other NES system deliverables are no longer within the scope of industry specific software revenue recognition guidance.

The Company allocates revenue to each element in a multiple-element arrangement based upon their relative selling price. The Company determines the selling price for each deliverable using VSOE of selling price or TPE of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, the Company uses its BESP for that deliverable. Since the use of the residual method is eliminated under the new accounting standards, any discounts offered by the Company are allocated to each of the deliverables. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for the respective element.

Consistent with its methodology under previous accounting guidance, if available, the Company determines VSOE of fair value for each element based on historical stand-alone sales to third parties or from the stated renewal rate for the elements contained in the initial contractual arrangement. The Company currently estimates selling prices for its PCS and extended warranties based on VSOE of fair value.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In many instances, the Company is not currently able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately or not pricing products within a narrow range. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s offerings contain significant differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine the stand-alone selling prices for similar products of its competitors. Therefore, the Company is typically not able to determine TPE of selling price.

When the Company is unable to establish a selling price using VSOE or TPE, which is generally the case for the Hardware, the Company uses its BESP in determining the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

The Company establishes pricing for its products and services by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and industry pricing practices. The determination of pricing also includes consultation with and formal approval by the Company’s management, taking into consideration the Company’s go-to-market strategy. Based on the Company’s analysis of pricing stated in contractual arrangements for its Hardware products in historical multiple-element transactions and, to a lesser extent, historical standalone transactions, the Company has concluded that it typically prices its Hardware within a narrow range of discounts when compared to the price listed on the Company’s standard pricing grid for similar deliverables (i.e., similar configuration, volume, geography, etc.). Therefore, the Company has determined that, for its current Hardware for which VSOE or TPE is not available, the Company’s BESP generally is comprised of prices based on a narrow range of discounts from pricing stated in its pricing grid.

The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three months ended March 31, 2010 resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.

Total net revenues as reported and unaudited pro forma total net revenues that would have been reported during the three months ended March 31, 2010, if the transactions entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Total net revenues for the three months ended March 31, 2010	$18,146	$18,133

The impact to total net revenues during the three months ended March 31, 2010 resulting from the adoption of the new accounting guidance was to net product revenues, and related solely to sales of the Company’s NES products. The impact was relatively immaterial due to the fact that virtually all of the NES revenue recorded or deferred in the first quarter of 2010 resulted from transactions that were entered into prior to January 1, 2010. However, as it relates to the timing and pattern of revenue recognition for NES product sales in the future, the Company currently expects that the new accounting guidance will have a significant effect on total net revenues for transactions entered into or materially modified after December 31, 2009. This expectation is primarily due to the fact that the Company does not currently have VSOE of fair value for most of its NES product offerings, which often resulted in deferral of revenue as discussed below. In the future, for NES arrangements subject to the new revenue recognition guidance, revenue allocated to meters and data concentrators will be recognized as those units are shipped or delivered, depending on contractual terms, and revenue allocated to PCS and extended warranties will be recognized ratably over the service period.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For multiple element arrangements that were entered into prior to January 1, 2010 and that include NES System and/or Element Manager software, the Company defers the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, the Company recognizes revenues for the Hardware and software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. Revenues for PCS on the NES System and Element Manager software, as well as for extended warranties on its NES Hardware products, are recognized ratably over the associated service period, which generally commences upon the later of the delivery of all software, or the customer’s acceptance of any given Hardware shipment.

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

2. Cash Equivalents and Investments

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

On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at March 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$1,689	$1,689	$—	$—
Fixed income available-for-sale securities: (2)
U.S. corporate commercial paper	9,997	—	9,997	—
U.S. government securities	57,918	—	57,918	—

Total fixed income available-for-sale securities	67,915	—	67,915	—

Total	$69,604	$1,689	$67,915	$—

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$1,655	$1,655	$—	$—
Fixed income available-for-sale securities: (2)
U.S. corporate commercial paper	14,991	—	14,991	—
U.S. government securities	52,919	—	52,919	—

Total fixed income available-for-sale securities	67,910	—	67,910	—

Total	$69,565	$1,655	$67,910	$—

(1)	Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets
(2)	Included in either cash and cash equivalents or short-term investments in the Company’s condensed consolidated balance sheets

All of the $67.9 million of fixed income available-for-sale securities at March 31, 2010 are classified as short-term investments. Of the $67.9 million of fixed income available-for-sale securities at December 31, 2009, approximately $5.0 million are classified as cash equivalents, while the remaining $62.9 million are classified as short-term investments. Cash equivalents consist of either investments with remaining maturities of three months or less at the date of purchase, or money market funds for which the carrying amount is a reasonable estimate of fair value.

As of March 31, 2010, the Company’s available-for-sale short-term investments had contractual maturities from three to twelve months and an average remaining term to maturity of five months. As of March 31, 2010, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. corporate commercial paper	$9,997	$9,997	$—	$—
U.S. government and agency securities	57,907	57,918	14	3

Total investments in debt securities	$67,904	$67,915	$14	$3

Market values were determined for each individual security in the investment portfolio. The decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. The Company reviews its investments on a regular basis to evaluate whether or not any of them have experienced an other-than-temporary decline in fair value. In performing its review, the Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, and the Company’s intent to sell (or whether it is more likely than not that the Company will be required to sell) the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists, that investment is written down to fair value. As of March 31, 2010, none of the Company’s investments had any material unrealized losses.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months ended March 31, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Net loss (Numerator):
Net loss, basic and diluted	$(10,561)	$(10,565)

Shares (Denominator):
Weighted average common shares outstanding	41,072	40,508

Shares used in basic computation	41,072	40,508
Common shares issuable upon exercise of stock options (treasury stock method)	—	—

Shares used in diluted computation	41,072	40,508

Net loss per share:
Basic	$(0.26)	$(0.26)

Diluted	$(0.26)	$(0.26)

For the three months ended March 31, 2010 and 2009, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, and restricted stock units (RSUs) excluded from this calculation for the three months ended March 31, 2010 and 2009 was 7,180,410, and 6,606,325, respectively.

4. Stockholders’ Equity and Employee Stock Option Plans:

Common Stock

In April 2008, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the quarter ended March 31, 2010, the Company did not repurchase any shares under the repurchase program. Since inception, the Company has repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of March 31, 2010, 2,250,000 shares were available for repurchase. The stock repurchase program will expire in April 2011.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended March 31, 2010 and 2009 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenues:
Cost of product	$326	$332
Cost of service	30	52
Operating expenses:
Product development	1,122	1,264
Sales and marketing	815	777
General and administrative	939	618

Total	$3,232	$3,043

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive Loss

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(10,561)	$(10,565)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(581)	(419)
Unrealized holding gains (losses) on available-for-sale securities	9	(32)

Comprehensive loss	$(11,133)	$(11,016)

Stock Award Activity

The total intrinsic value of options exercised during the three months ended March 31, 2010 was approximately $255,000. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The total fair value of restricted stock units (“RSUs”) vested and released during the quarter ended March 31, 2010 was approximately $1.6 million. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Equity Compensation Expense for RSUs with Financial- Based Performance Vesting Requirements

As of March 31, 2010, there were 156,189 non-vested RSUs (with a grant date fair value of approximately $1.2 million) that were subject to certain financial-based performance requirements that must be achieved before vesting can occur. Of these 156,189 non-vested RSUs, 31,250 (that were issued in October 2006 with a grant date fair value of approximately $263,000) contain financial-based performance conditions that must be achieved by October 2010; and the remaining 124,939 RSUs (that were issued in May 2009 with a grant date fair value of approximately $933,000) contain financial-based performance conditions that must be achieved by May 2014.

Through March 31, 2010, cumulative compensation expense of $407,000 associated with the 124,939 RSUs granted in May 2009 has been recognized because the Company believes it is probable that the associated financial performance requirements will be achieved. If such requirements are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed. No compensation expense has been recognized associated with the remaining 31,250 RSUs granted in October 2006 as management does not currently expect the financial performance requirements for these awards will be met.

5. Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three months ended March 31, 2010 and 2009, the Company had two customers that accounted for a significant portion of its revenues: EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its LONWORKS® Infrastructure products in Europe, and Eltel Networks A/S (“Eltel”), a value added reseller of the Company’s NES products. For the three months ended March 31, 2010 and 2009, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended March 31,
	2010	2009
EBV	18.1%	23.1%
Eltel	16.3%	21.6%

Total	34.4%	44.7%

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Of the percentage of sales made to EBV, approximately 1.7% for the three months ended March 31, 2009 related to sales of components the Company sold to EBV, which EBV in turn sold to one of Enel’s third party meter manufacturers. Elsewhere in this document, those sales are reported as Enel Project revenues. The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2010. Please refer to Note 11, Related Parties, for additional information regarding the Company’s agreements with Enel.

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

From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of March 31, 2010, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

Line of Credit

The Company maintains a $10.0 million line of credit with its primary bank, which expires on July 1, 2010. The letter of credit contains certain financial covenants requiring the Company not to exceed a certain maximum leverage ratio and to maintain a minimum level of liquid assets. As of March 31, 2010, the Company was in compliance with these covenants. As of March 31, 2010, the Company’s primary bank had issued, against the line of credit, two standby letters of credit totaling $146,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

7. Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Purchased materials	$3,356	$3,882
Work-in-process	115	176
Finished goods	11,080	6,891

	$14,551	$10,949

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Accrued payroll and related costs	$3,803	$3,329
Customer deposits	1,993	—
Warranty reserve	774	1,004
Accrued taxes	192	185
Other accrued liabilities	326	332

	$7,088	$4,850

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/ Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2010 and December 31, 2009, long-lived assets of approximately $40.4 million and $41.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

The Company has three primary product lines: NES, LonWorks Infrastructure (“LWI”), and products and services sold to Enel. Summary revenue information by product line for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
NES	$5,452	$5,739
LWI	12,332	11,155
Enel	362	1,289

Total	$18,146	$18,183

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary revenue information by geography for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Americas	$6,540	$4,118
EMEA	9,139	11,912
APJ	2,467	2,153

Total	$18,146	$18,183

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.

10. Income Taxes:

The income tax benefit for the three months ended March 31, 2010 and 2009 was $54,000 and $255,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

As of March 31, 2010 and December 31, 2009, the Company had gross unrecognized tax benefits of approximately $4.5 million and $4.6 million, respectively, of which $704,000 and $802,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2010 and December 31, 2009, the Company had accrued $164,000 and $224,000, respectively, for interest and penalties. The $60,000 reduction in accrued interest and penalties during the three months ended March 31, 2010 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.

11.	Related Parties:

The law firm of Wilson Sonsini Goodrich & Rosati, P.C. acts as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, our Executive Chairman, M. Kenneth Oshman, uses his private plane or charter aircraft for Company business for himself and any employees that accompany him. In August 2008, our Board of Directors approved a reimbursement arrangement whereby our company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During the quarter ended March 31, 2010, we recognized a total of approximately $50,000 in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Consolidated Statements of Operations. The Audit Committee of the Company’s Board of Directors regularly reviews these reimbursements.

In November 2009, our Board of Directors approved a similar reimbursement arrangement for our President and Chief Executive Officer, Robert R. Maxfield, whereby our company will reimburse Mr. Maxfield for 50% of the costs incurred for charter aircraft used while on company business. During the quarter ended March 31, 2010, there were no expenses incurred pursuant to Mr. Maxfield’s reimbursement arrangement.

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

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

For the three months ended March 31, 2010 and 2009, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $362,000 and $1.3 million, respectively. As of March 31, 2010, and December 31, 2009, $5.8 million and $6.1 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

On October 29, 2001, the Company loaned Russell Harris, its Senior Vice President of Operations, $1,000,000 in connection with his principal residence. Mr. Harris issued to the Company a promissory note secured by residential real estate. The note bore interest at the rate of 4.5% per annum, compounded monthly. The interest that accrued under the note was due and payable in monthly installments over the nine year term of the note, and the principal was due and payable on October 29, 2010. The principal was paid in full by Mr. Harris in June 2009. During the quarter ended March 31, 2009, interest paid by Mr. Harris was $11,000. While it was outstanding, the terms of this loan were never amended.

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

EXECUTIVE OVERVIEW

Echelon Corporation was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. We are based in San Jose, California, and maintain offices in eleven foreign countries throughout Europe and Asia. We develop, market, and sell system and network infrastructure products that enable everyday devices—such as air conditioners, appliances, electricity meters, light switches, thermostats, and valves—to be made smart and inter-connected. Working together, products and systems equipped with our technology can monitor and save energy, lower costs, improve productivity and enhance service, quality, safety, and convenience. We offer these hardware and software products and related services to OEMs and systems integrators in the building, industrial, transportation, utility/home, and other automation markets.

For the last several years, we have been investing heavily in the development of hardware and software products for the advanced metering infrastructure, or AMI, market. These AMI products are used by the electric utility industry in their distribution and metering systems, and are components of what is commonly referred to as the “smart grid.” To date, we have generated revenues of approximately $193.2 million from these investments. We refer to this revenue as networked energy services, or NES, revenue. We also sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s Contatore Elettronico electricity meter management project in Italy. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We refer to all other revenue as LONWORKS Infrastructure, or LWI, revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

While our total revenues remained relatively flat during the first quarter of 2010 as compared to the same period in 2009, our gross margins improved by 2.8 percentage points. That benefit, however, was offset by a 2.3% increase in our operating expenses. The net effect was a first quarter loss in 2010 that was virtually identical to the loss generated in the first quarter of 2009.

The following tables provide an overview of key financial metrics for the quarters ended March 31, 2010 and 2009 that our management team focuses on in evaluating our financial condition and operating performance (in millions, except percentages).

	Three Months Ended March 31,		$ Change	% Change
	2010	2009
Net revenues	$18,146	$18,183	$(37)	(0.2%)
Gross margin	46.2%	43.4%	—	2.8 ppt
Operating expenses	$19,030	$18,600	$430	2.3%
Net loss	$(10,561)	$(10,565)	$4	0.0%

	Balance as of		$ Change	% Change
	March 31, 2010	December 31, 2009
Cash, cash equivalents, and short-term investments	$76,575	$80,116	$(3,541)	(4.4%)

•

Net revenues: While our total revenues remained relatively flat during the first quarter of 2010 as compared to the same period in 2009, we saw a 10.6% improvement in our LWI revenues between the two periods, which was offset by a 5.0% decrease in our NES revenues and a 71.9% decrease in our Enel Project revenues. While we experienced modest improvement in our LWI revenues during the first quarter of 2010, we continue to believe that our revenue levels have been adversely affected by the severe economic downturn that began in late 2008 and has continued since then. Utilities are the ultimate customer for our NES products. We believe that utilities have limited capital expenditures in response to reduced cash flow arising from the worldwide recession. In the United States we believe that utilities have further delayed decisions pending the distribution of stimulus awards from the United States Department of Energy. With respect to the LWI product line, many of our customers produce products used in commercial or industrial buildings. The markets for these products were adversely affected by the recession. However, the company has seen strength in energy saving markets such as demand response. The reduction in our Enel Project revenues was primarily due to an anticipated decrease in the level of orders placed by Enel’s meter manufacturers for metering kits under the 2006 development and supply agreement.

•

Gross margin: Our gross margin improved by 2.8 percentage points during the first quarter of 2010 as compared to the same period in 2009. Excluding the impact of non-cash stock-based compensation charges, gross margins improved by 2.7%, from 45.5% in the first quarter of 2009 to 48.2% in the first quarter of 2010. This improvement was primarily due to higher gross margins generated from sales of our NES products, which was the direct result of both continued investments we have made in engineering to develop products that cost less to build, as well as work we have done with our third party contract electronic manufacturers to reduce their costs.

•

Operating expenses: Our operating expenses increased by 2.3% during the first quarter of 2010 as compared to the same period in 2009. Excluding the impact of non-cash stock-compensation charges, operating expenses increased by 1.3%, from $15.9 million in the first quarter of 2009 to $16.2 million in the first quarter of 2010.

•

Net loss: Our net loss was virtually unchanged during the first quarter of 2010 as compared to the same period in 2009. Excluding the impact of non-cash stock-compensation charges, our net loss decreased by $193,000, from $7.5 million in the first quarter of 2009 to $7.3 million in the first quarter of 2010. While gross margins improved between the two periods, that benefit was offset by higher operating expenses.

•

Cash, cash equivalents, and short-term investments: During the first quarter of 2010, our cash, cash equivalent, and short-term investment balance decreased by 4.4%, from $80.1 million at December 31, 2009 to $76.6 million at March 31, 2010. This $3.5 million reduction was primarily the result of $1.7 million of cash used in operating activities, and to a lesser extent by cash used in investing and financing activities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1, “Significant Accounting Policies” of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009, which we filed with the Securities and Exchange Commission in March 2010, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our revenues, stock-based compensation, allowance for doubtful accounts, inventories, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

With the exception of a change in our accounting policy for revenue recognition, which is more fully described below, during the three months ended March 31, 2010 there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In most instances involving large-scale deployments, our NES System products are sold as part of multiple element arrangements. These arrangements may require us to deliver our NES System products and services over an extended period of time. In October 2009, the FASB amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using its best estimated selling price (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting guidance January 1, 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009.

As noted above, our multiple deliverable revenue arrangements are primarily related to sales of our NES System products, which may include, within a single arrangement, electricity meters and data concentrators (collectively, the “Hardware”); NES System software; Element Manager software; post-contract customer support (“PCS”) for the NES System and Element Manager software; and extended warranties for the Hardware. For arrangements originating or materially modified after December 31, 2009, with the exception of the NES System software, each of these deliverables is considered a separate unit of accounting. The NES System software functions together with an electricity meter to deliver its essential functionality and any related software license fee is charged for on a per meter basis. Therefore, the NES System software and an electricity meter are combined and considered a single unit of accounting. The Element Manager software is not considered to be part of an electricity meter’s essential functionality and, therefore, Element Manager software and any related PCS continues to be accounted for under industry specific software revenue recognition guidance. However, all other NES system deliverables are no longer within the scope of industry specific software revenue recognition guidance.

We allocate revenue to each element in a multiple-element arrangement based upon the element’s relative selling price. We determine the selling price for each deliverable using VSOE of selling price or TPE of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, we use our BESP for that deliverable. Since the use of the residual method has been eliminated under the new accounting standards, any discounts we offer are allocated to each of the deliverables. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for the respective element.

Consistent with our methodology under previous accounting guidance, if available, we determine VSOE of fair value for each element based on historical stand-alone sales to third parties or from the stated renewal rate for the elements contained in the initial contractual arrangement. We currently estimate the selling prices for our PCS and extended warranties based on VSOE of fair value.

In many instances, we are not currently able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the fact that we infrequently sell each element separately or that we do not price products within a narrow range. When VSOE cannot be established, we attempt to establish the selling price of each element based on TPE. TPE is determined based on our competitor’s prices for similar deliverables when sold separately. However, in general, our offerings contain significant differentiation from our competition such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine the stand-alone selling prices for similar products of our competitors. Therefore, we typically are not able to determine TPE of selling price.

When we are unable to establish a selling price using VSOE or TPE, which is generally the case for the Hardware, we use our BESP in determining the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

We establish pricing for our products and services by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and industry pricing practices. The determination of pricing also includes consultation with and formal approval by our management, taking into consideration our go-to-market strategy. Based on our analysis of pricing stated in contractual arrangements for our Hardware products in historical multiple-element transactions and, to a lesser extent, historical standalone transactions, we have concluded that we typically price our Hardware within a narrow range of discounts when compared to the price listed on our standard pricing grid for similar deliverables (i.e., similar configuration, volume, geography, etc.). Therefore, we have determined that, for our current Hardware for which VSOE or TPE is not available, our BESP generally is comprised of prices based on a narrow range of discounts from pricing stated in our pricing grid.

We regularly review VSOE and have established a review process for TPE and BESP. We maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the three months ended March 31, 2010 resulting from changes in VSOE, TPE, or BESP, nor do we expect a material impact from such changes in the near term.

Total net revenues as reported and unaudited pro forma total net revenues that would have been reported during the three months ended March 31, 2010, if the transactions entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Total net revenues for the three months ended March 31, 2010	$18,146	$18,133

The impact to total net revenues during the three months ended March 31, 2010 resulting from the adoption of the new accounting guidance was to net product revenues, and related solely to sales of our NES products. The impact was relatively immaterial due to the fact that virtually all of the NES revenue recorded or deferred in the first quarter of 2010 resulted from transactions that were entered into prior to January 1, 2010. However, as it relates to the timing and pattern of revenue recognition for NES product sales in the future, we currently expect that the new accounting guidance will have a significant effect on total net revenues for transactions entered into or materially modified after December 31, 2009. This expectation is primarily due to the fact that we do not currently have VSOE of fair value for most of our NES product offerings, which often resulted in deferral of revenue as discussed below. In the future, for NES arrangements subject to the new revenue recognition guidance, revenue allocated to meters and data concentrators will be recognized as those units are shipped or delivered, depending on contractual terms, and revenue allocated to PCS and extended warranties will be recognized ratably over the service period.

For multiple element arrangements that were entered into prior to January 1, 2010 and that include NES System and/or Element Manager software, we defer the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, we recognize revenues for the Hardware and software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. Revenues for PCS on the NES System and Element Manager software, as well as for extended warranties on its NES Hardware products, are recognized ratably over the associated service period, which generally commences upon the later of the delivery of all software, or the customer’s acceptance of any given Hardware shipment.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three months ended March 31, 2010 and March 31, 2009:

	Three Months Ended March 31,
	2010	2009
Revenues:
Product	95.4%	95.6%
Service	4.6	4.4

Total revenues	100.0	100.0
Cost of revenues:
Cost of product	50.5	53.0
Cost of service	3.3	3.6

Total cost of revenues	53.8	56.6

Gross profit	46.2	43.4

Operating expenses:
Product development	45.8	50.0
Sales and marketing	35.8	31.5
General and administrative	23.3	20.8

Total operating expenses	104.9	102.3

Loss from operations	(58.7)	(58.9)
Interest and other income, net	2.4	1.7
Interest expense on lease financing obligations	(2.2)	(2.3)

Loss before provision for income taxes	(58.5)	(59.5)
Provision for income taxes	(0.3)	(1.4)

Net loss	(58.2)%	(58.1)%

Revenues

Total revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009	2010 over 2009 $ Change	2010 over 2009 % Change
Total revenues	$18,146	$18,183	$(37)	(0.2)%

The $37,000 decrease in total revenues for the quarter ended March 31, 2010 as compared to the same period in 2009 was primarily the result of a $927,000 decrease in Enel project revenues and a $287,000 decrease in NES revenues; partially offset by a $1.2 million increase in LWI revenues.

NES revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009	2010 over 2009 $ Change	2010 over 2009 % Change
NES revenues	$5,452	$5,739	$(287)	(5.0)%

During the quarters ended March 31, 2010 and 2009, our NES revenues were derived primarily from a relatively small number of customers who have undertaken large-scale deployments of our NES System products. These deployments generally come to fruition after an extended and complex sales process, and each is relatively substantial in terms of its revenue potential. They vary significantly from one another in terms of, among other things, the overall size of the deployment, the duration of time over which the products will be sold, the mix of products being sold, the timing of delivery of those products, and the ability to modify the timing or size of those projects. This relative uniqueness among each deployment results in significant variability and unpredictability in our NES System revenues.

The $287,000 decrease in NES revenues during the quarter ended March 31, 2010 as compared to the same period in 2009 was due to an overall reduction in the level of large-scale deployments of our NES System products.

Our ability to recognize revenue on shipments of our NES products depends on several factors, including, but not limited to, the impact on delivery dates of any modifications to existing shipment schedules included in the contracts that have been awarded to us thus far, and certain contractual provisions, such as customer acceptance. In addition, the complex revenue recognition rules relating to products such as our NES System will likely require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. Although we adopted new accounting guidance for multiple element arrangements during the first quarter of 2010 (which is discussed more fully in the section titled “Critical Accounting Policies and Estimates” earlier in this section), that guidance will only apply to transactions entered into or materially modified after December 31, 2009. In the meantime, orders booked prior to 2010 will continue to be accounted for under previous revenue recognition guidance. For those orders, our ability to recognize revenue associated with sales of our NES products will continue to be affected by the factors discussed in our NES revenues discussion in our Annual Report on Form 10-K for the year ended December 31, 2009. As of March 31, 2010 and December 31, 2009, approximately $4.4 million and $5.2 million, respectively, of NES revenue was deferred, virtually all of which related to transactions that we will account for under the previous revenue recognition accounting guidance.

We also expect that some foreign utilities will require us to price our NES System in the respective utility’s local currency, which will expose us to foreign currency risk. To date, we have not hedged any of these foreign currency risks because the amounts involved have been immaterial. In most cases, in the event of a significant contract award that requires us to price our NES products in the customer’s local currency, we intend to hedge this foreign currency risk so long as we can secure forward currency contracts that are reasonably priced and that are consistent with the scheduled deliveries for that project.

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

During 2009, our NES revenues decreased by approximately 28.1% as compared to 2008. We believe this reduction was due, at least in part, to the sudden and severe worldwide economic slowdown that began in late 2008 and continued through 2009. As a result of the recession, utilities have experienced reduced cash flows, which we believe has caused them to limit their capital expenditures. In addition, the economic downturn has had a particularly detrimental effect on the credit markets, both in the United States and abroad, which play a key role in a utility’s decision to move forward with a large-scale deployment, as such efforts frequently require the utility to secure financing for the project. We also believe that the American Recovery and Reinvestment Act of 2009, which was enacted in early 2009, caused many U.S. utilities to postpone their plans to move forward with their large-scale AMI deployments. This was due to the fact that, once the stimulus program was announced, utilities throughout the United States applied for stimulus funds in order to offset a portion of their project’s expected costs. While the stimulus awards were announced in late 2009, many recipients have continued to delay their projects until they are able to finalize the terms and conditions of their grant with the U.S. Department of Energy.

We currently expect that our 2010 NES System revenues will increase modestly over 2009 levels, in part due to our expectation that world-wide macro-economic conditions and associated credit markets, which were severely impacted by the recession, will begin to improve. We also remain cautiously optimistic that the stimulus effect of the American Recovery and Reinvestment Act of 2009, particularly as it relates to those funds allocated to AMI initiatives, will begin to be realized in the second half of 2010, which could enable some of our customers to increase or speed up their purchases of our products.

LWI revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009	2010 over 2009 $ Change	2010 over 2009 % Change
LWI revenues	$12,332	$11,155	$1,177	10.6%

Our LWI revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. The $1.2 million increase in LWI revenue for the quarter ended March 31, 2010 as compared to the same period in 2009 was primarily due to a $1.4 million increase in LWI revenues from the Americas and a $504,000 increase in APJ; partially offset by a $703,000 reduction in sales in the EMEA region. Although sales in the Americas increased during the first quarter of 2010, the majority of this improvement was concentrated with one customer. We do not currently expect to maintain a similar level of business with that customer for each of the remaining quarters in 2010. Apart from that particular customer’s increased revenues during the first quarter, we continue to observe the detrimental effects the worldwide recession has had on our customers in both the Americas and EMEA regions. While the economy in the United States appears to be showing signs of improvement, we have not yet seen any such improvement in EMEA. Within the LWI family of products, the $1.2 million increase was primarily attributable to an increase in sales of our SmartServer products.

Our future LWI revenues will continue to be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our LWI products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our LWI revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 7.9% for the quarter ended March 31, 2010 and 7.2% for the same period in 2009. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, in the near future, the amount of our LWI revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

As with our NES revenues, we currently expect our full 2010 LWI revenues will increase modestly over amounts generated in 2009, due primarily to our expectation of improved macro-economic conditions in certain of the markets we serve.

Enel project revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009	2010 over 2009 $ Change	2010 over 2009% Change
Enel project revenues	$362	$1,289	$(927)	(71.9)%

In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. The $362,000 and $1.3 million of Enel project revenue recognized during the quarters ended March 31, 2010 and 2009, respectively, related primarily to shipments under the new development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. The development and supply agreement expires in December 2011, and the software enhancement agreement expires in December 2010, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances. We currently expect that revenues from the Enel project during 2010 will be significantly less than those generated in 2009.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009	2010 over 2009 $ Change	2010 over 2009 % Change
Gross Profit	$8,382	$7,895	$487	6.2%
Gross Margin	46.2%	43.4%	—	2.8

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

The 2.8 percentage point increase in gross margin during the first quarter of 2010 was due primarily to improvement in gross margins generated from our NES product line, which resulted from a higher percentage of our NES revenues being attributable to sales of the more recent, cost reduced versions of our NES products. As a percentage of revenues, indirect costs were relatively unchanged during the quarter ended March 31, 2010 as compared to the same period in 2009.

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

Operating Expenses

Product Development

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009	2010 over 2009 $ Change	2010 over 2009 % Change
Product Development	$8,303	$9,091	$(788)	(8.7)%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $788,000 decrease in product development expenses during the quarter ended March 31, 2010 as compared to the same period in 2009 was primarily due to a $387,000 decrease in compensation expenses for our product development personnel, which was primarily the result of a structured salary reduction program we implemented in May 2009 for our U.S. based personnel, as well as a reduction of $142,000 in equity compensation expense. The remaining decrease was due to less significant changes in various other spending categories.

In April 2010, we announced that our Board of Directors had approved a restoration of salary for all of our employees who had been affected by the structured salary reduction we implemented in 2009. The salary restoration will take effect on May 1, 2010. Accordingly, we expect our compensation related product development expenses will increase modestly from recent levels.

Sales and Marketing

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009	2010 over 2009 $ Change	2010 over 2009 % Change
Sales and Marketing	$6,497	$5,722	$775	13.5%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

The $775,000 increase in sales and marketing expenses for the quarter ended March 31, 2010 as compared to the same period in 2009 was primarily due to a $613,000 increase in compensation related expenses, and to a lesser extent, by an increase in fees paid to third party service providers. The increase in compensation expenses was primarily due to additional headcount, as well as increased commission expenses. Also contributing to the increase was the impact of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen. Approximately $94,000, or 12.1%, of the $775,000 quarter-over-quarter increase was the result of these foreign currency exchange rate fluctuations. Excluding the impact of these exchange rate fluctuations, sales and marketing expenses increased by approximately 11.9% between the two periods.

Our sales personnel were not affected by the structured salary reduction program we implemented in May 2009, although our U.S. based marketing personnel were. Therefore, our future compensation related sales and marketing expenses will not be affected as significantly as a result of the May 2010 salary restoration discussed above. However, our future sales and marketing expenses will continue to be affected by fluctuations in exchange rates between the U.S. dollar and the foreign currencies where we operate. If the United States dollar were to weaken against these currencies, our sales and marketing expenses could increase. Conversely, if the dollar were to strengthen against these currencies, it would have a favorable impact on our sales and marketing expenses.

General and Administrative

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009	2010 over 2009 $ Change	2010 over 2009 % Change
General and Administrative	$4,230	$3,787	$443	11.7%

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $443,000 increase in general and administrative expenses during the quarter ended March 31, 2010 as compared to the same period in 2009 was primarily attributable to a $321,000 increase in non-cash equity compensation expense, and to a lesser extent, by increases in fees paid to our independent accountants, outside counsel, and other third party service providers.

In April 2010, we announced that our Board of Directors had approved a restoration of salary for all of our employees who had been affected by the structured salary reduction we implemented in 2009. The salary restoration will take effect on May 1, 2010. Accordingly, we expect our compensation related general and administrative expenses will increase modestly from recent levels.

Interest and Other Income, Net

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009	2010 over 2009 $ Change	2010 over 2009 % Change
Interest and Other Income, Net	$435	$310	$125	40.3%

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

The $125,000 increase in interest and other income, net during the quarter ended March 31, 2010 as compared to the same period in 2009 was primarily attributable to a $230,000 increase in foreign currency translation gains between the two periods, partially offset by a $107,000 reduction in interest income. The increase in foreign currency translation gains is due to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, as it did during the first quarter of 2010, the resulting translation gains favorably impact other income. The reduction in interest income is primarily the result of a reduction in our average invested cash balance between the periods coupled with reductions in the weighted average yield on our investment portfolio.

We do not currently anticipate interest income on our investment portfolio will improve significantly during 2010 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009	2010 over 2009 $ Change	2010 over 2009 % Change
Interest Expense on Lease Financing Obligations	$402	$425	$(23)	(5.4)%

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

The $23,000 decrease in interest expense on lease financing obligations during the quarter ended March 31, 2010 as compared to the same period in 2009 was a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of the payments we make in the future will be allocated to principal repayment and less will be allocated to interest expense.

Income Tax Benefit

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009	2010 over 2009 $ Change	2010 over 2009 % Change
Income Tax Benefit	$(54)	$(255)	$201	(78.8)%

The income tax benefit for the quarters ended March 31, 2010 and 2009 was $54,000 and $255,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits. The income tax benefits recorded during the quarters ended March 31, 2010 and 2009 were primarily due to the expiration of the statute of limitations in certain foreign jurisdictions.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our consolidated statements of income, was approximately $127,000 during the quarter ended March 31, 2010, and $118,000 for the same period in 2009.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of March 31, 2010, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of March 31, 2010, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through March 31, 2010, we raised $293.6 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

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

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the new stock repurchase program during the quarter ended March 31, 2010. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of March 31, 2010, 2,250,000 shares were available for repurchase. The stock repurchase program will expire in April 2011.

The following table presents selected financial information as of March 31, 2010, and for each of the last three fiscal years (dollars in thousands):

		December 31,
	March 31, 2010	2009	2008	2007
Cash, cash equivalents, and short-term investments.	$76,575	$80,116	$87,316	$107,190
Trade accounts receivable, net	13,665	21,496	23,480	33,469
Working capital	88,648	96,357	108,811	126,711
Stockholders’ equity	107,482	115,898	132,571	153,211

As of March 31, 2010, we had $76.6 million in cash, cash equivalents, and short-term investments, a decrease of $3.5 million as compared to December 31, 2009. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $1.7 million for the quarter ended March 31, 2010, an increase in cash outflows of approximately $2.6 million as compared to the same period in 2009. During the quarter ended March 31, 2010, net cash used in operating activities was primarily the result of our net loss of $10.6 million, partially offset by changes in our operating assets and liabilities of $4.1 million, stock-based compensation expenses of $3.2 million, and depreciation and amortization expense of $1.6 million. The primary components of the $4.1 million decrease in our operating assets and liabilities were a $7.9 million decrease in accounts receivable, a $2.2 million increase in accrued liabilities, and an $752,000 decrease in deferred cost of goods sold, the benefits of which were partially offset by a $3.6 million increase in inventories, a $1.9 million decrease in deferred revenues, and a $1.3 million decrease in accounts payable. Accrued liabilities increased primarily as a result of a $2.0 million increase in customer deposits. Accounts receivable decreased primarily as a result of reduced revenues during the first quarter of 2010 as compared to the fourth quarter of 2009. During the quarter ended March 31, 2010, total revenues were $18.1 million compared to $38.8 million during the quarter ended December 31, 2009. Deferred cost of goods sold decreased in conjunction with a decrease in deferred revenues. Inventories increased in preparation for an anticipated increase in shipments during the second quarter of 2010. Accounts payable decreased due to an overall reduction in the level of purchasing activity due to lower revenues in the first quarter of 2010 as compared to the fourth quarter of 2009, as well as the timing of expenditures during the first quarter of 2010.

During the quarter ended March 31, 2009, net cash provided by operating activities was primarily the result of stock-based compensation expenses of $3.0 million, depreciation and amortization expense of $1.6 million, and changes in our operating assets and liabilities of $6.8 million, partially offset by our net loss of $10.6 million. The primary components of the $6.8 million decrease in our operating assets and liabilities were a $10.4 million decrease in accounts receivable and a $1.7 million decrease in other current assets, the benefits of which were partially offset by a $4.0 million increase in inventories and a $1.0 million decrease in accounts payable. Accounts receivable decreased primarily as a result of reduced revenues during the first quarter of 2009 as compared to the fourth quarter of 2008. During the quarter ended March 31, 2009, total revenues were $18.2 million compared to $36.8 million during the quarter ended December 31, 2008. Other current assets decreased due to the receipt of $1.9 million from one of our CEMs for non-trade receivable amounts due our company for materials they purchased from us. Inventories increased due in part to the sudden world-wide economic slowdown that occurred during the fourth quarter of 2008, as well as to our transition between CEMs which began in 2008 and continued through the first quarter of 2009. During this transition, we were required to purchase significant amounts of raw material inventory, much of which remained on our balance sheet as of March 31, 2009. Accounts payable decreased due to the timing of expenditures during the first quarter of 2009.

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used in investing activities was $5.5 million for the quarter ended March 31, 2010, a $4.7 million decrease from the same period in 2009. During the quarter ended March 31, 2010, net cash used in investing activities was primarily the result of purchases of available-for-sale short-term investments of $15.0 million and capital expenditures of $464,000, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $10.0 million. During the quarter ended March 31, 2009, net cash used in investing activities was primarily the result of purchases of available-for-sale short-term investments of $28.9 million and capital expenditures of $604,000, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $19.4 million.

Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $918,000 for the quarter ended March 31, 2010, a $1.3 million increase in cash outflows as compared to the same period in 2009. During the quarter ended March 31, 2010, net cash used in financing activities was primarily the result of $633,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options and $383,000 in principal payments on our building lease financing obligations, partially offset by proceeds of $98,000 from the exercise of stock options by our employees. During the quarter ended March 31, 2009, net cash provided by financing activities was primarily the result of proceeds of $763,000 from the exercise of stock options by our employees, partially offset by $349,000 in principal payments on our building lease financing obligations and $41,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options.

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

We maintain a $10.0 million line of credit with our primary bank, which expires on July 1, 2010. The letter of credit contains certain financial covenants requiring us not to exceed a certain maximum leverage ratio and to maintain a minimum level of liquid assets. As of March 31, 2010, we were in compliance with these covenants. As of March 31, 2010, our primary bank has issued, against the line of credit, two standby letters of credit totaling $146,000. Other than issuing standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

In the future, our cash reserves may be used to strategically acquire other companies, products, or technologies that are complementary to our business. In addition, our combined cash, cash equivalents, and short-term investments balances could be negatively affected by various risks and uncertainties, including, but not limited to, the risks detailed later in this discussion in the section title “Factors That May Affect Future Results of Operations.” For example, any continued weakening of economic conditions or changes in our planned cash outlay could negatively affect our existing cash reserves.

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

From time to time, our Executive Chairman, M. Kenneth Oshman, uses his private plane or charter aircraft for Company business for himself and any employees that accompany him. In August 2008, our Board of Directors approved a reimbursement arrangement whereby our company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During the quarter ended March 31, 2010, we recognized a total of approximately $50,000 in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Consolidated Statements of Operations. The Audit Committee of the Company’s Board of Directors regularly reviews these reimbursements.

In November 2009, our Board of Directors approved a similar reimbursement arrangement for our President and Chief Executive Officer, Robert R. Maxfield, whereby our company will reimburse Mr. Maxfield for 50% of the costs incurred for charter aircraft used while on company business. During the quarter ended March 31, 2010, there were no expenses incurred pursuant to Mr. Maxfield’s reimbursement arrangement.

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

For the three months ended March 31, 2010 and 2009, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $362,000 and $1.3 million, respectively. As of March 31, 2010, and December 31, 2009, $5.8 million and $6.1 million, respectively, of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

On October 29, 2001, we loaned Russell Harris, our Senior Vice President of Operations, $1,000,000 in connection with his principal residence. Mr. Harris issued to us a promissory note secured by residential real estate. The note bore interest at the rate of 4.5% per annum, compounded monthly. The interest that accrued under the note was due and payable in monthly installments over the nine year term of the note, and the principal was due and payable on October 29, 2010. The principal was paid in full by Mr. Harris in June 2009. During the quarter ended March 31, 2009, interest paid by Mr. Harris was $11,000. While it was outstanding, the terms of this loan were never amended.

RECENTLY ISSUED ACCOUNTING STANDARDS

See the section entitled “Recent Accounting Pronouncements” in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a full description of recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2009.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Interested persons should carefully consider the risks described below in evaluating our company. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock would likely decline. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section. This section should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.

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

This uncertainty about future economic and political conditions makes it difficult for us to forecast operating results and to make decisions about future investments. We have already seen the effects of the economic slowdown on both our LWI and NES revenues. If economic activity in the U.S. and other countries’ economies remains weak, many customers may continue to delay, reduce, or even eliminate their purchases of networking technology products. This could result in reductions in sales of our products, longer sales cycles, slower adoption of our technologies, increased price competition, and increased exposure to excess and obsolete inventory. For example, distributors could decide to further reduce inventories of our products. Also, the inability to obtain credit could cause a utility to postpone its decision to move forward with a large scale deployment of our NES System. If conditions in the global economy, U.S. economy or other key vertical or geographic markets we serve remain uncertain or continue to be weak, we would experience material negative impacts on our business, financial condition, results of operations, cash flow, capital resources, and liquidity.

Our NES revenues may not be predictable, which could cause volatility in the price of our stock.

We and our partners sell our NES System to utilities. For several reasons, sales cycles with utility companies can be extended and unpredictable. Utilities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending. In addition, in many instances, a utility may require one or more field trials of an automated meter infrastructure (AMI) system (such as one based on our NES System) before moving to a volume deployment. There is also generally an extended development and integration effort required in order to incorporate a new technology into a utility’s existing infrastructure. In addition, in the U.S., utilities have delayed deployments as they have sought incentives under the U.S. economic stimulus legislation. A number of other factors may also need to be addressed before the utility decides to engage in a full-scale deployment of our NES System, including:

•	regulatory factors, standards compliance, or internal utility requirements that may affect the AMI system or the timing of its deployment;

•	the time it takes for utilities to evaluate multiple competing bids, negotiate terms, and award contracts for large scale metering system deployments;

•	the deployment schedule for projects undertaken by our utility or systems integrator customers; and

•	delays in installing, operating, and evaluating the results of an AMI field trial that is based on our NES System.

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

Once a utility decides to move forward with a large-scale deployment of an AMI project that is based on our NES System, the timing of and our ability to recognize revenue on our NES System product shipments will depend on several factors. These factors, some of which may not be under our control, include shipment schedules that may be delayed or subject to modification, other contractual provisions, such as customer acceptance of all or any part of the AMI system, and our ability to manufacture and deliver quality products according to expected schedules. In addition, the complex revenue recognition rules relating to products such as our NES System may also require us to defer some of our NES revenues until certain conditions, such as the acceptance of software deliverables, are met in a future period.

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

We also maintain manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products, including those used in our NES System. The Neuron Chip is an important component that we and our customers use in control network devices. In addition to those sold by Echelon, the Neuron Chip is currently manufactured and distributed by two providers, Toshiba and Cypress Semiconductor. Toshiba has informed us that it does not intend to renew its Neuron Chip agreement with us, which expired in January 2010. However, we have agreed with Toshiba that Toshiba will continue to accept orders for Neuron Chips from its customers through September 2011 for deliveries through December 2012. In the meantime, we are implementing a plan to allow for a smooth migration path for Toshiba’s customers to our new Neuron 5000 processor, which we purchase from Open-Silicon. Another semiconductor supplier, STMicroelectronics, manufactures our power line smart transceiver products, for which we have no alternative source. In addition, we currently purchase several key products and components from sole or limited source suppliers with which we do not maintain signed agreements that would obligate them to supply to us on negotiated terms.

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

We may also elect to change any of these key suppliers. For example, in 2009 we completed the process of ending our relationship with a former CEM partner, Flextronics. As part of this transition, we moved the production of products Flextronics built for us to alternative CEMs. We were also required to purchase certain raw material and in-process inventory from Flextronics that Flextronics procured in anticipation of our production requirements. In addition, if any of our key suppliers were to stop manufacturing our products or supplying us with our key components, it could be expensive and time consuming to find a replacement. Also, as our NES business grows, we will be required to expand our business with our key suppliers or find additional sources of supply. There is no guarantee that we would be able to find acceptable alternative or additional sources. Additional risks that we face if we must transition between CEMs include:

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

For our LWI products, our competitors include some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. Key company competitors include companies such as Siemens and Tridium in the building industry; Allen-Bradley (a subsidiary of Rockwell Automation), Groupe Schneider and Siemens in the industrial automation industry; Siemens in the transportation industry; and Zensys in the home control market. Key industry standard and trade group competitors include BACnet, DALI, and Konnex in the buildings industry; DeviceNet, HART, and Profibus in the industrial control market; DLMS in the utility industry; Echonet, ZigBee and the Z-Wave alliance in the home control market; and the Train Control Network (TCN) in the rail transportation market. Each of these standards and/or alliances is backed by one or more competitors. For example, the ZigBee alliance includes over 300 member companies with promoter members such as Ember, Emerson, Freescale, Itron, Kroger, Landis+Gyr, Philips, Reliant Energy, Schneider Electric, STMicroelectronics, Tendril, and Texas Instruments.

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

We have operations located in eleven countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 64.0% of our total net revenues for the quarter ended March 31, 2010, and 77.4% of our total net revenues for the same period in 2009. We expect that international sales will continue to constitute a significant portion of our total net revenues.

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

Standards bodies, which are formal and informal associations that attempt to set voluntary, non-governmental product standards, are influential in many of our target markets. We participate in many voluntary standards organizations around the world in order to both help prevent the adoption of exclusionary standards and to promote voluntary standards for our products. However, we do not have the resources to participate in all voluntary standards processes that may affect our markets and our efforts to influence the direction of those standards bodies in which we do participate may not be successful. Many of our competitors have significantly more resources focused on standards activities and may influence those standards in a way that would be disadvantageous to our products.

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

In addition, the market for our NES and LWI products may experience a movement towards standards based protocols driven by governmental action, such as those being considered in the U.S. by NIST and in Europe by those related to the EU 441 mandate. To the extent that we do not adopt such protocols or do not succeed in achieving adoption of our own protocols as standards or de facto standards, sales of our NES and LWI products may be adversely affected.

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

In addition, many of our LWI competitors are dedicated to promoting closed or proprietary systems, technologies, software and network protocols or product standards that differ from or are incompatible with ours. We also face strong competition from large trade associations that promote alternative technologies and standards for particular vertical applications or for use in specific countries. These include BACnet, DALI, and KNX in the buildings market; DeviceNet, HART, and ProfiBus in the industrial controls market; TCN in the rail transportation market; DLMS in the electric metering market; and Echonet, ZigBee, and Z-Wave in the home control market.

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

Our products may contain or may be alleged to contain undetected errors or failures. In addition, our customers or their installation partners may improperly install or implement our products, which could delay completion of a deployment or hinder our ability to win a subsequent award. Furthermore, because of the low cost and interoperable nature of our products, LONWORKS technology could be used in a manner for which it was not intended.

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

To address these issues, the agreements we maintain with our customers may contain provisions intended to limit our exposure to potential errors and omissions claims as well as any liabilities arising from them. However, our customer contracts may not effectively protect us against the liabilities and expenses associated with errors or failures attributable to our products.

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

As of April 30, 2010, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 29.1% of our outstanding stock.

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

We are subject to numerous governmental regulations concerning the manufacturing and use of our products. We must stay in compliance with all such regulations and any future regulations. Any failure to comply with such regulations, and the unanticipated costs of complying with future regulations, may adversely affect our business, financial condition, and results of operations.

We manufacture and sell products that contain electronic components that may contain materials that are subject to government regulation in the locations in which our products are manufactured and assembled, as well as the locations where we sell our products. Since we operate on a global basis, maintaining compliance with regulations concerning the materials used in our products is a complex process that requires continual monitoring of regulations and ongoing compliance procedures. While we do not currently know of any proposed regulations regarding components in our products that would have a material impact on our business, the adoption of any unanticipated new regulations that significantly impact the various components we use or require that we use more expensive components would have a material adverse impact on our business, financial condition and results of operations.

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

We have not experienced any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2009.

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments to hedge these exposures.

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at March 31, 2010 and December 31, 2009, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at March 31, 2010, and December 31, 2009, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Factors That May Affect Future Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2009 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the new stock repurchase program during the quarter ended March 31, 2010. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of March 31, 2010, 2,250,000 shares were available for repurchase. The new stock repurchase program will expire in April 2011.

The following table provides information about the repurchase of our common stock during the quarter ended March 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-January 31	38,968	$11.73	—	2,250,000
February 1-February 28	6,846	$8.18	—	2,250,000
March 1-March 31	64,731	$8.25	—	2,250,000

Total	110,545	$9.47	—	2,250,000

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

ECHELON CORPORATION

Date: May 6, 2010	By:	/s/ OLIVER R. STANFIELD
Oliver R. Stanfield, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.