Form 10-Q
period 2010-06-30
ECHELON CORP
filed 2010-08-06
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, 41,407,382 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,489	$17,206
Short-term investments	62,943	62,910
Accounts receivable, net (1)	18,696	21,496
Inventories	11,999	10,949
Deferred cost of goods sold	2,730	3,154
Other current assets	2,617	3,622

Total current assets	108,474	119,337

Property and equipment, net	32,895	35,595
Goodwill	8,104	8,496
Other long-term assets	973	1,009

Total assets	$150,446	$164,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,924	$7,255
Accrued liabilities	6,130	4,850
Current portion of lease financing obligations	1,658	1,588
Deferred revenues	8,912	9,287

Total current liabilities	23,624	22,980

LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	22,945	23,794
Other long-term liabilities	1,524	1,765

Total long-term liabilities	24,469	25,559

STOCKHOLDERS’ EQUITY:
Common stock	446	442
Additional paid-in capital	333,744	328,643
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	(170)	1,046
Accumulated deficit	(203,537)	(186,103)

Total stockholders’ equity	102,353	115,898

Total liabilities and stockholders’ equity	$150,446	$164,437

(1)	Includes related party amounts of $1,009 as of June 30, 2010 and $6,056 as of December 31, 2009. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product	$25,784	$21,836	$43,103	$39,225
Service	1,173	810	2,000	1,604

Total revenues (2)	26,957	22,646	45,103	40,829

Cost of revenues:
Cost of product (1)	15,147	12,259	24,314	21,899
Cost of service (1)	706	601	1,303	1,249

Total cost of revenues	15,853	12,860	25,617	23,148

Gross profit	11,104	9,786	19,486	17,681

Operating expenses:
Product development (1)	7,857	8,642	16,160	17,733
Sales and marketing (1)	5,963	5,655	12,460	11,377
General and administrative (1)	4,129	4,086	8,359	7,873

Total operating expenses	17,949	18,383	36,979	36,983

Loss from operations	(6,845)	(8,597)	(17,493)	(19,302)
Interest and other income (expense), net	504	(377)	939	(67)
Interest expense on lease financing obligations	(396)	(419)	(798)	(844)

Loss before provision for income taxes	(6,737)	(9,393)	(17,352)	(20,213)
Income tax (benefit) expense	136	131	82	(124)

Net loss	$(6,873)	$(9,524)	$(17,434)	$(20,089)

Net loss per share:
Basic	$(0.17)	$(0.23)	$(0.42)	$(0.50)

Diluted	$(0.17)	$(0.23)	$(0.42)	$(0.50)

Shares used in computing net loss per share:
Basic	41,298	40,658	41,185	40,583

Diluted	41,298	40,658	41,185	40,583

(1)	See Note 4 for summary of amounts included representing equity compensation expense.
(2)

Includes related party amounts of $1,579 and $1,702 for the three months ended June 30, 2010 and 2009, respectively, and $1,941 and $2,991 for the six months ended June 30, 2010 and 2009, respectively. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(17,434)	$(20,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,446	3,201
Increase in (reduction of) allowance for doubtful accounts	1	(17)
Loss on disposal of fixed assets	4	2
Increase in accrued investment income	(42)	(2)
Stock-based compensation	6,227	7,083
Change in operating assets and liabilities:
Accounts receivable	2,822	10,197
Inventories	(1,032)	(2,889)
Deferred cost of goods sold	444	(90)
Other current assets	915	1,487
Accounts payable	(260)	(3,129)
Accrued liabilities	1,330	(622)
Deferred revenues	(478)	(214)
Deferred rent	(43)	9

Net cash used in operating activities	(4,100)	(5,073)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(30,910)	(64,857)
Proceeds from maturities and sales of available-for-sale short-term investments	30,946	43,504
Change in other long-term assets	(15)	1,026
Capital expenditures	(797)	(1,069)

Net cash used in investing activities	(776)	(21,396)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(778)	(711)
Proceeds from exercise of stock options	485	1,018
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(1,578)	(229)

Net cash provided by (used in) financing activities	(1,871)	78

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(970)	258

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,717)	(26,133)
CASH AND CASH EQUIVALENTS:
Beginning of period	17,206	37,669

End of period	$9,489	$11,536

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$794	$840

Cash paid for income taxes	$148	$226

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

•

The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 56% of net revenues for the three months ended June 30, 2010, and 48% of net revenues for the six months ended June 30, 2010, were derived from three customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and reduce their purchase orders from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers is unable to obtain the necessary capital to operate its business, it may be unable to satisfy its payment obligations to the Company.

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

•

The Company has historically experienced shortages or interruptions in supply for certain products or components used in the manufacture of the Company’s products that have been or will be discontinued. In order to ensure an adequate supply of these items, the Company has occasionally purchased quantities of these items that are in excess of the Company’s then current estimate of short-term requirements. If the long-term requirements do not materialize as originally expected, and the Company is not otherwise able to dispose of these excess products or components, it could subject the Company to increased levels of excess and obsolete inventories.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Recently Issued Accounting Standards

There have been no new recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, with the exception of those discussed in the section “Revenue Recognition” below, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance, to the Company.

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

Multiple Element Arrangements

The Company’s multiple deliverable revenue arrangements are primarily related to sales of its NES System products, which may include, within a single arrangement, electricity meters and data concentrators (collectively, the “Hardware”); NES System software; Element Manager software; post-contract customer support (“PCS”) for the NES System and Element Manager software; extended warranties for the Hardware; and, occasionally, specified enhancements or upgrades to software used in the NES System. For arrangements originating or materially modified after December 31, 2009, with the exception of the NES System software, each of these deliverables is considered a separate unit of accounting. The NES System software functions together with an electricity meter to deliver its essential functionality and any related software license fee is charged for on a per meter basis. Therefore, the NES System software and an electricity meter are combined and considered a single unit of accounting. The Element Manager software is not considered to be part of an electricity meter’s essential functionality and, therefore, Element Manager software and any related PCS continues to be accounted for under industry specific software revenue recognition guidance. However, all other NES system deliverables are no longer within the scope of industry specific software revenue recognition guidance.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In many instances, the Company is not currently able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately or not pricing products within a narrow range. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on TPE. TPE would consist of competitor prices for similar deliverables when sold separately. Generally, the Company’s offerings contain significant differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine the stand-alone selling prices for similar products of its competitors. Therefore, the Company is typically not able to obtain TPE of selling price.

When the Company is unable to establish a selling price using VSOE or TPE, which is generally the case for the Hardware and certain specified enhancements or upgrades to the Company’s NES software, the Company uses its BESP in determining the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

The Company establishes pricing for its products and services by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and industry pricing practices. The determination of pricing also includes consultation with and formal approval by the Company’s management, taking into consideration the Company’s go-to-market strategy. These pricing practices apply to both the Company’s Hardware and software products.

For the Company’s Hardware products, the Company has performed an analysis of contractual pricing stated in historical multiple-element transactions and, to a lesser extent, historical standalone transactions. Based on this analysis, the Company has concluded that it typically prices its Hardware within a narrow range of discounts when compared to the price listed on the Company’s standard pricing grid for similar deliverables (i.e., similar configuration, volume, geography, etc.). Therefore, the Company has determined that, for its current Hardware for which VSOE or TPE is not available, the Company’s BESP is generally comprised of prices based on a narrow range of discounts from pricing stated in its pricing grid.

When establishing BESP for the Company’s specified software enhancements or upgrades, the Company considers multiple factors including, but not limited to, the relative value of the features and functionality being delivered by the enhancement or upgrade as compared to the value of the software product to which the enhancement or upgrade relates, as well as the Company’s pricing practices for NES System software PCS packages, which may include rights to the specified enhancements or upgrades.

The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three and six months ended June 30, 2010 resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.

Total net revenues as reported and unaudited pro forma total net revenues that would have been reported during the three and six months ended June 30, 2010, if the transactions entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Total net revenues for the three months ended June 30, 2010	$26,957	$26,057
Total net revenues for the six months ended June 30, 2010	$45,103	$44,190

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The impact to total net revenues during the three and six months ended June 30, 2010 resulting from the adoption of the new accounting guidance was to net product revenues, and related solely to sales of the Company’s NES products. For both the three and six months ended June 30, 2010, the impact was related primarily to the fact that, under the new accounting guidance, the Company recorded revenue on certain transactions for which the previous accounting guidance would have required deferral. These transactions involved multiple element arrangements where certain software upgrades had not yet been delivered as of June 30, 2010. Under the new accounting guidance, the Company determined the BESP for the software upgrades and deferred the relative selling price of these undelivered items accordingly. Under the previous accounting guidance, all revenue related to these transactions would have been deferred as the Company did not have VSOE of fair value for the undelivered items.

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

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at June 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$1,215	$1,215	$—	$—
Fixed income available-for-sale securities: (2)
U.S. corporate commercial paper	4,999	—	4,999	—
U.S. government securities	62,943	—	62,943	—

Total fixed income available-for-sale securities	67,942	—	67,942	—

Total	$69,157	$1,215	$67,942	$—

There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2010.

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

(1)	Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets
(2)	Included in either cash and cash equivalents or short-term investments in the Company’s condensed consolidated balance sheets

Of the $67.9 million of fixed income available-for-sale securities at June 30, 2010, approximately $5.0 million are classified as cash equivalents, while the remaining $62.9 million are classified as short-term investments. Of the $67.9 million of fixed income available-for-sale securities at December 31, 2009, approximately $5.0 million are classified as cash equivalents, while the remaining $62.9 million are classified as short-term investments. Cash equivalents consist of either investments with remaining maturities of three months or less at the date of purchase, or money market funds for which the carrying amount is a reasonable estimate of fair value.

The Company’s fixed income available-for-sale securities consist primarily of U.S. government securities with a minimum and weighted average credit rating of A-1+. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, the Company classifies all of its fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.

As of June 30, 2010, the Company’s available-for-sale short-term investments had contractual maturities from six to twelve months and an average remaining term to maturity of five months. As of June 30, 2010, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. corporate commercial paper	$4,999	$4,999	$—	$—
U.S. government and agency securities	57,913	57,943	30	—

Total investments in debt securities	$62,912	$62,942	$30	$—

Market values were determined for each individual security in the investment portfolio. The Company reviews its investments on a regular basis to evaluate whether or not any of them have experienced an other-than-temporary decline in fair value. In performing its review, the Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, and the Company’s intent to sell (or whether it is more likely than not that the Company will be required to sell) the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists, that investment is written down to fair value. As of June 30, 2010, none of the Company’s investments had any unrealized losses.

3. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss (Numerator):
Net loss, basic & diluted	$(6,873)	$(9,524)	$(17,434)	$(20,089)

Shares (Denominator):
Weighted average common shares outstanding	41,298	40,658	41,185	40,583

Shares used in basic computation	41,298	40,658	41,185	40,583
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—

Shares used in diluted computation	41,298	40,658	41,185	40,583

Net loss per share:
Basic	$(0.17)	$(0.23)	$(0.42)	$(0.50)

Diluted	$(0.17)	$(0.23)	$(0.42)	$(0.50)

For the three and six months ended June 30, 2010 and 2009, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, and restricted stock units excluded from this calculation for the three and six months ended June 30, 2010 and 2009 was 7,581,118 and 7,561,629, respectively.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Stockholders’ Equity and Employee Stock Option Plans:

Common Stock

In April 2008, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the quarter and six months ended June 30, 2010, the Company did not repurchase any shares under the repurchase program. Since inception, the Company has repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of June 30, 2010, 2,250,000 shares were available for repurchase. The stock repurchase program will expire in April 2011.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2010 and 2009 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues:
Cost of product	$236	$348	$562	$680
Cost of service	33	41	63	93
Operating expenses:
Product development	945	1,513	2,067	2,777
Sales and marketing	770	880	1,585	1,657
General and administrative	1,011	1,258	1,950	1,876

Total	$2,995	$4,040	$6,227	$7,083

Comprehensive Loss

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(6,873)	$(9,524)	$(17,434)	$(20,089)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(663)	680	(1,244)	261
Unrealized holding gain (loss) on available-for-sale securities	18	(17)	27	(49)

Comprehensive loss	$(7,518)	$(8,861)	$(18,651)	$(19,877)

Stock Award Activity

The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was approximately $405,000 and $660,000, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2009 was approximately $18,000 and $209,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The total fair value of restricted stock units (“RSUs”) vested and released during the three and six months ended June 30, 2010 was approximately $2.5 million and $4.0 million, respectively. The total intrinsic value of RSUs vested and released during the three and six months ended June 30, 2009 was approximately $706,000 and $807,000, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity Compensation Expense for RSUs with Financial- Based Performance Vesting Requirements

As of June 30, 2010, there were 147,439 non-vested RSUs (with a grant date fair value of approximately $1.1 million) that were subject to certain financial-based performance requirements that must be achieved before vesting can occur. Of these 147,439 non-vested RSUs, 31,250 (that were issued in October 2006 with a grant date fair value of approximately $263,000) contain financial-based performance conditions that must be achieved by October 2010; and the remaining 116,189 RSUs (that were issued in May 2009 with a grant date fair value of approximately $859,000) contain financial-based performance conditions that must be achieved by May 2014.

Through June 30, 2010, cumulative compensation expense of $367,000 associated with the 116,189 RSUs granted in May 2009 has been recognized because the Company believes it is probable that the associated financial performance requirements will be achieved. If such requirements are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed. No compensation expense has been recognized associated with the remaining 31,250 RSUs granted in October 2006 as management does not currently expect the financial performance requirements for these awards will be met.

5. Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and six months ended June 30, 2010 and 2009, the Company had two customers that accounted for a significant portion of its revenues: EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its LONWORKS® Infrastructure products in Europe, and Eltel Networks A/S (“Eltel”), a value added reseller of the Company’s NES products. For the three and six months ended June 30, 2010 and 2009, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Eltel	36.2%	23.1%	28.2%	22.4%
EBV	13.8%	15.1%	15.5%	18.7%

Total	50.0%	38.2%	43.7%	41.1%

Of the percentage of sales made to EBV, approximately 0.2% and 0.9% for the three and six months ended June 30, 2009, respectively, related to sales of components the Company sold to EBV, which EBV in turn sold to one of Enel’s third party meter manufacturers. Elsewhere in this document, those sales are reported as Enel Project revenues. The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2010. Please refer to Note 11, Related Parties, for additional information regarding the Company’s agreements with Enel.

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

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of June 30, 2010, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

Line of Credit

The Company maintains a $10.0 million line of credit with its primary bank, which expires on September 1, 2010. The letter of credit contains certain financial covenants requiring the Company not to exceed a certain maximum leverage ratio and to maintain a minimum level of liquid assets. As of June 30, 2010, the Company was in compliance with these covenants. As of June 30, 2010, the Company’s primary bank had issued, against the line of credit, two standby letters of credit totaling $144,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

7. Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Purchased materials	$3,554	$3,882
Work-in-process	71	176
Finished goods	8,374	6,891

	$11,999	$10,949

8. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Accrued payroll and related costs	$3,284	$3,329
Payments received toward design and development expenses	1,316	—
Customer deposits	294	—
Warranty reserve	648	1,004
Accrued taxes	216	185
Other accrued liabilities	372	332

	$6,130	$4,850

During the quarter ended June 30, 2010, the Company entered into a contractual arrangement whereby a third party is making payments to the Company in connection with certain design and development activities. As of June 30, 2010, the Company had received approximately $3.3 million, $1.3 million of which relates to payments received in advance of certain of the design and development activities and is reflected in accrued liabilities as detailed above.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2010 and December 31, 2009, long-lived assets of approximately $38.9 million and $41.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

The Company has three primary product lines: NES, LonWorks Infrastructure (“LWI”), and products and services sold to Enel. Summary revenue information by product line for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
NES	$13,498	$9,998	$18,950	$15,737
LWI	11,880	10,946	24,212	22,101
Enel	1,579	1,702	1,941	2,991

Total	$26,957	$22,646	$45,103	$40,829

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary revenue information by geography for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Americas	$5,131	$4,528	$11,671	$8,646
EMEA	19,528	15,560	28,667	27,472
APJ	2,298	2,558	4,765	4,711

Total	$26,957	$22,646	$45,103	$40,829

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.

10. Income Taxes:

The provision for income taxes for the three months ended June 30, 2010 and 2009 was $136,000 and $131,000, respectively. The provision (benefit) for income taxes for the six months ended June 30, 2010 and 2009 was $82,000 and ($124,000), respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

As of June 30, 2010 and December 31, 2009, the Company had gross unrecognized tax benefits of approximately $3.8 million and $4.6 million, respectively, of which $733,000 and $802,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2010 and December 31, 2009, the Company had accrued $179,000 and $224,000, respectively, for interest and penalties. The $45,000 reduction in accrued interest and penalties during the six months ended June 30, 2010 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.

11. Related Parties:

The law firm of Wilson Sonsini Goodrich & Rosati, P.C. acts as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, our Executive Chairman, M. Kenneth Oshman, uses his private plane or charter aircraft for Company business for himself and any employees that accompany him. In August 2008, our Board of Directors approved a reimbursement arrangement whereby our company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During the three months ended June 30, 2010, there were no expenses incurred associated with Mr. Oshman’s reimbursement arrangement. During the six months ended June 30, 2010, we recognized a total of approximately $50,000 in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Consolidated Statements of Operations. The Audit Committee of the Company’s Board of Directors regularly reviews these reimbursements.

In November 2009, our Board of Directors approved a similar reimbursement arrangement for our President and Chief Executive Officer, Robert R. Maxfield, whereby our company will reimburse Mr. Maxfield for 50% of the costs incurred for charter aircraft used while on company business. Alternatively, if Mr. Maxfield uses his private plane while on company business, we will reimburse him for the cost of an equivalent first class ticket on a commercial flight. During the three and six months ended June 30, 2010, we recognized a total of approximately $1,000 in expense pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Consolidated Statements of Operations.

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

For the three months ended June 30, 2010 and 2009, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.6 million and $1.7 million, respectively. For the six months ended June 30, 2010 and 2009, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.9 million and $3.0 million, respectively. As of June 30, 2010, and December 31, 2009, $1.0 million and $6.1 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

On October 29, 2001, the Company loaned Russell Harris, its Senior Vice President of Operations, $1,000,000 in connection with his principal residence. Mr. Harris issued to the Company a promissory note secured by residential real estate. The note bore interest at the rate of 4.5% per annum, compounded monthly. The interest that accrued under the note was due and payable in monthly installments over the nine year term of the note, and the principal was due and payable on October 29, 2010. The principal was paid in full by Mr. Harris in June 2009. During the three and six months ended June 30, 2009, interest paid by Mr. Harris was $11,000 and $22,000, respectively. While it was outstanding, the terms of this loan were never amended.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” “goal,” “continues,” “may,” and similar expressions. In addition, forward-looking statements include statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Factors That May Affect Future Results of Operations” section. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. Our actual results may differ materially.

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

For the last several years, we have been investing heavily in the development of hardware and software products for the advanced metering infrastructure, or AMI, market. These AMI products are used by the electric utility industry in their distribution and metering systems, and are components of what is commonly referred to as the “smart grid.” To date, we have generated revenues of approximately $206.7 million from these investments. We refer to this revenue as networked energy services, or NES, revenue. We also sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s Contatore Elettronico electricity meter management project in Italy. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We refer to all other revenue as LONWORKS Infrastructure, or LWI, revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

Our total revenues increased by 19.0% during the second quarter of 2010 as compared to the same period in 2009. While our gross margins decreased by 2.0 percentage points between the two periods, due primarily to the higher percentage of revenues attributable to our lower margin NES products, we continued to carefully manage our operating expenses, and thus reduced our net loss between the two periods by $2.7 million, or 27.8%. For the six months ended June 30, 2010, total revenues increased by 10.5% as compared to the same period in 2009, while gross margins and operating expenses remained relatively flat. The increase in revenues was the primary driver behind a decrease of $2.7 million, or 13.2%, in our net loss for the six month period.

The following tables provide an overview of key financial metrics for the three and six months ended June 30, 2010 and 2009 that our management team focuses on in evaluating our financial condition and operating performance (in millions, except percentages).

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
Net revenues	$26,957	$22,646	$4,311	19.0%
Gross margin	41.2%	43.2%	—	(2.0	ppt)
Operating expenses	$17,949	$18,383	$(434)	(2.4%)
Net loss	$(6,873)	$(9,524)	$2,651	27.8%

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
Net revenues	$45,103	$40,829	$4,274	10.5%
Gross margin	43.2%	43.3%	—	(0.1	ppt)
Operating expenses	$36,979	$36,983	$(4)	(0.0%)
Net loss	$(17,434)	$(20,089)	$2,655	13.2%

	Balance as of
	June 30, 2010	December 31, 2009	$ Change	% Change
Cash, cash equivalents, and short-term investments	$72,432	$80,116	$(7,684)	(9.6%)

•

Net revenues: As noted above, our total net revenues increased by $4.3 million, or 19.0%, during the second quarter of 2010 as compared to the same period in 2009. This was driven by a 35.0% increase in NES revenues and an 8.5% increase in LWI revenues, partially offset by a 7.2% reduction in Enel Project revenues. For the six months ended June 30, 2010, our total net revenues increased by $4.3 million, or 10.5%, as compared to the same period in 2009. This was driven by a 20.4% increase in NES revenues and a 9.6% increase in LWI revenues, partially offset by a 35.1% reduction in Enel Project revenues.

While we have experienced modest improvement in both our NES and LWI revenues during the first half of 2010, we continue to believe that our revenue levels have been adversely affected by the severe economic downturn that began in late 2008 and has continued since then. Utilities are the ultimate customer for our NES products. We believe that utilities have limited their capital expenditures in response to reduced cash flow arising from the worldwide recession. In addition, in the United States we believe that utilities have further delayed decisions pending the distribution of stimulus awards from the United States Department of Energy as well as regulatory obstacles they have faced in moving forward with their smart grid roll-outs. With respect to the LWI product line, many of our customers produce products used in commercial or industrial buildings. The markets for these products were adversely affected by the recession. However, we have seen strength in energy saving markets such as demand response. The reduction in our Enel Project revenues was primarily due to an anticipated decrease in the level of orders placed by Enel’s meter manufacturers for metering kits under the 2006 development and supply agreement.

•

Gross margin: Our gross margin declined by 2.0 percentage points during the second quarter of 2010 as compared to the same period in 2009. For the six months ended June 30, 2010, gross margins remained relatively unchanged. Excluding the impact of non-cash stock-based compensation charges, gross margins declined by 2.7% during the second quarter as compared to the same period in 2009, from 44.9% in 2009 to 42.2% in 2010. This reduction was primarily due to a relatively higher percentage of revenues attributable to our NES products, which generally have lower gross margins. For the six months ended June 30, 2010, as compared to the same period in 2009, gross margins excluding the impact of non-cash stock-based compensation charges remained relatively unchanged.

•

Operating expenses: Our operating expenses decreased by 2.4% during the second quarter of 2010 as compared to the same period in 2009, and remained relatively flat during the six months ended June 30, 2010 as compared to the same period in 2009. Excluding the impact of non-cash stock-compensation charges, operating expenses increased by 3.3% during the second quarter, from $14.7 million in the second quarter of 2009 to $15.2 million in the second quarter of 2010. For the six months ended June 30, 2010, as compared to the same period in 2009, operating expenses excluding non-cash stock-based compensation charges increased by approximately 2.3%, from $30.7 million in 2009 to $31.4 million in 2010.

•

Net loss: Our net loss decreased by 27.8% and 13.2% for the three and six month periods ended June 30, 2010, respectively, as compared to the same periods in 2009. Excluding the impact of non-cash stock-compensation charges, our net loss decreased by $1.6 million, or 29.3% during the second quarter of 2010 as compared to the same period in 2009. For the six months ended June 30, 2010, our net loss excluding the impact of non-cash stock compensation charges decreased by $1.8 million, or 13.8%. The reduction in our net loss for both the three and six month periods was primarily attributable to increased revenues in 2010 for both comparable periods.

•

Cash, cash equivalents, and short-term investments: During the first six months of 2010, our cash, cash equivalent, and short-term investment balance decreased by 9.6%, from $80.1 million at December 31, 2009 to $72.4 million at June 30, 2010. This $7.7 million reduction was primarily the result of $4.1 million of cash used in operating activities, and to a lesser extent by cash used in investing and financing activities.

We believe that 2010 will continue to present a challenging economic environment in the markets we serve. However, we remain cautiously optimistic that conditions will begin to improve during the second half of the year. This belief is dependent on many macro-economic factors, including market improvement for the products our LWI customers sell that incorporate our technology, resolution of United States stimulus funding, and timely resolution of regulatory processes. Our management team remains focused on working to ensure that our company is properly positioned to capitalize on existing customer relationships, as well as new opportunities as they become available. For example, we continue to invest strategically in the development of new technologies and products to increase our share of the network infrastructure market, including technologies and products specifically aimed at the smart grid and other “green” initiatives. We also continue to enhance our sales and marketing efforts in a variety of ways, including adding to our existing base of third party value added resellers, initiating new sales channel programs, and hiring new employees to cover critical areas.

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

With the exception of a change in our accounting policy for revenue recognition, which is more fully described below, during the three and six months ended June 30, 2010 there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

As noted above, our multiple deliverable revenue arrangements are primarily related to sales of our NES System products, which may include, within a single arrangement, electricity meters and data concentrators (collectively, the “Hardware”); NES System software; Element Manager software; post-contract customer support (“PCS”) for the NES System and Element Manager software; extended warranties for the Hardware; and, occasionally, specified enhancements or upgrades to software used in the NES System. For arrangements originating or materially modified after December 31, 2009, with the exception of the NES System software, each of these deliverables is considered a separate unit of accounting. The NES System software functions together with an electricity meter to deliver its essential functionality and any related software license fee is charged for on a per meter basis. Therefore, the NES System software and an electricity meter are combined and considered a single unit of accounting. The Element Manager software is not considered to be part of an electricity meter’s essential functionality and, therefore, Element Manager software and any related PCS continues to be accounted for under industry specific software revenue recognition guidance. However, all other NES system deliverables are no longer within the scope of industry specific software revenue recognition guidance.

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

In many instances, we are not currently able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the fact that we infrequently sell each element separately or that we do not price products within a narrow range. When VSOE cannot be established, we attempt to establish the selling price of each element based on TPE. TPE would consist of our competitor’s prices for similar deliverables when sold separately. However, in general, our offerings contain significant differentiation from our competition such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine the stand-alone selling prices for similar products of our competitors. Therefore, we typically are not able to obtain TPE of selling price.

When we are unable to establish a selling price using VSOE or TPE, which is generally the case for the Hardware and certain specified enhancements or upgrades to our NES software, we use our BESP in determining the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

We establish pricing for our products and services by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and industry pricing practices. The determination of pricing also includes consultation with and formal approval by our management, taking into consideration our go-to-market strategy. These pricing practices apply to both our Hardware and software products.

Based on our analysis of pricing stated in contractual arrangements for our Hardware products in historical multiple-element transactions and, to a lesser extent, historical standalone transactions, we have concluded that we typically price our Hardware within a narrow range of discounts when compared to the price listed on our standard pricing grid for similar deliverables (i.e., similar configuration, volume, geography, etc.). Therefore, we have determined that, for our current Hardware for which VSOE or TPE is not available, our BESP is generally comprised of prices based on a narrow range of discounts from pricing stated in our pricing grid.

When establishing BESP for our specified software enhancements or upgrades, we consider multiple factors including, but not limited to, the relative value of the features and functionality being delivered by the enhancement or upgrade as compared to the value of the software product to which the enhancement or upgrade relates, as well as our pricing practices for NES System PCS packages, which may include rights to the specified enhancements or upgrades.

We regularly review VSOE and have established a review process for TPE and BESP. We maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the three and six months ended June 30, 2010 resulting from changes in VSOE, TPE, or BESP, nor do we expect a material impact from such changes in the near term.

Total net revenues as reported and unaudited pro forma total net revenues that would have been reported during the three and six months ended June 30, 2010, if the transactions entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Total net revenues for the three months ended June 30, 2010	$26,957	$26,057
Total net revenues for the six months ended June 30, 2010	$45,103	$44,190

The impact to total net revenues during the three and six months ended June 30, 2010 resulting from the adoption of the new accounting guidance was to net product revenues, and related solely to sales of our NES products. For both the three and six months ended June 30, 2010, the impact was related primarily to the fact that, under the new accounting guidance, we recorded revenue on certain transactions for which the previous accounting guidance would have required deferral. These transactions involved multiple element arrangements where software upgrades had not yet been delivered as of June 30, 2010. Under the new accounting guidance, we determined the BESP for the software upgrades and deferred the relative selling price of these items accordingly. Under the previous accounting guidance, all revenue related to these transactions would have been deferred as we did not have VSOE of fair value for the undelivered items.

As it relates to the timing and pattern of revenue recognition for NES product sales in the future, we continue to expect that the new accounting guidance will have a significant effect on total net revenues for transactions entered into or materially modified after December 31, 2009. This expectation is primarily due to the fact that we do not currently have VSOE of fair value for most of our NES product offerings, which often resulted in deferral of revenue as discussed below. In the future, for NES arrangements subject to the new revenue recognition guidance, revenue allocated to meters and data concentrators will be recognized as those units are shipped or delivered, depending on contractual terms, and revenue allocated to PCS and extended warranties will be recognized ratably over the service period.

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

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three and six months ended June 30, 2010 and June 30, 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product	95.6%	96.4%	95.6%	96.1%
Service	4.4	3.6	4.4	3.9

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product	56.2	54.1	53.9	53.6
Cost of service	2.6	2.7	2.9	3.1

Total cost of revenues	58.8	56.8	56.8	56.7

Gross profit	41.2	43.2	43.2	43.3

Operating expenses:
Product development	29.2	38.2	35.8	43.4
Sales and marketing	22.1	25.0	27.6	27.9
General and administrative	15.3	18.0	18.6	19.3

Total operating expenses	66.6	81.2	82.0	90.6

Loss from operations	(25.4)	(38.0)	(38.8)	(47.3)
Interest and other income, net	1.9	(1.7)	2.1	(0.2)
Interest expense on lease financing obligations	(1.5)	(1.8)	(1.8)	(2.0)

Loss before provision for income taxes	(25.0)	(41.5)	(38.5)	(49.5)
Income tax expense	0.5	0.6	0.2	(0.3)

Net loss	(25.5%)	(42.1%)	(38.7%)	(49.2%)

Revenues

Total revenues

	Three Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Total revenues	$26,957	$22,646	$4,311	19.0%

	Six Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Total revenues	$45,103	$40,829	$4,274	10.5%

The $4.3 million increase in total revenues for the quarter ended June 30, 2010 as compared to the same period in 2009 was the result of a $3.5 million increase in NES revenues and a $934,000 increase in LWI revenues, partially offset by a $123,000 reduction in Enel Project revenues. The $4.3 million increase in total revenues for the six months ended June 30, 2010 as compared to the same period in 2009 was the result of a $3.2 million increase in NES revenues and a $2.1 million increase in LWI revenues, partially offset by a $1.0 million decrease in Enel Project revenues.

NES revenues

	Three Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
NES revenues	$13,498	$9,998	$3,500	35.0%

	Six Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
NES revenues	$18,950	$15,737	$3,213	20.4%

During the three and six months ended June 30, 2010 and 2009, our NES revenues were derived primarily from a relatively small number of customers who have undertaken large-scale deployments of our NES System products. These deployments generally come to fruition after an extended and complex sales process, and each is relatively substantial in terms of its revenue potential. They vary significantly from one another in terms of, among other things, the overall size of the deployment, the duration of time over which the products will be sold, the mix of products being sold, the timing of delivery of those products, and the ability to modify the timing or size of those projects. This relative uniqueness among each deployment results in significant variability and unpredictability in our NES System revenues.

The increases in NES revenues of $3.5 million and $3.2 million during the quarter and six month periods ended June 30, 2010, respectively, as compared to the same period in 2009 were due to an overall increase in the level of large-scale deployments of our NES System products. In particular, these increases were primarily attributable to increased shipments of our NES products for projects in Denmark. In addition, as discussed more fully in the section titled “Critical Accounting Policies and Estimates” earlier in this section, our NES revenues during the second quarter of 2010 were approximately $900,000 higher than they would have been if we had applied the revenue recognition standards in effect during the prior year due to our January 1, 2010 adoption of new accounting guidance for multiple element arrangements.

Our ability to recognize revenue on shipments of our NES products depends on several factors, including, but not limited to, the impact on delivery dates of any modifications to existing shipment schedules included in the contracts that have been awarded to us thus far, and certain contractual provisions, such as customer acceptance. In addition, the complex revenue recognition rules relating to products such as our NES System will likely require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period. Although we adopted new accounting guidance for multiple element arrangements during the first quarter of 2010 (which is discussed more fully in the section titled “Critical Accounting Policies and Estimates” earlier in this section), that guidance will only apply to transactions entered into or materially modified after December 31, 2009. In the meantime, orders booked prior to 2010 will continue to be accounted for under previous revenue recognition guidance. For those orders, our ability to recognize revenue associated with sales of our NES products will continue to be affected by the factors discussed in our NES revenues discussion in our Annual Report on Form 10-K for the year ended December 31, 2009. As of June 30, 2010 and December 31, 2009, approximately $4.9 million and $5.2 million, respectively, of NES revenue was deferred.

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

LWI revenues

	Three Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
LWI revenues	$11,880	$10,946	$934	8.5%

	Six Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
LWI revenues	$24,212	$22,101	$2,111	9.6%

Our LWI revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. The $934,000 increase in LWI revenue for the quarter ended June 30, 2010 as compared to the same period in 2009 was due to increases of $433,000, $347,000, and $154,000 from the EMEA, Americas, and APJ regions, respectively. Within the LWI family of products, the $934,000 increase was primarily attributable to an increase in sales of our Control and Connectivity products, particularly our transceiver products.

The $2.1 million increase in LWI revenue for the six months ended June 30, 2010 as compared to the same period in 2009 was due to increases of $1.7 million and $660,000 in the Americas and APJ regions, respectively, and was partially offset by a decrease of $270,000 in the EMEA region. Within the LWI family of products, the $2.1 million increase was primarily attributable to an increase in sales of our SmartServer products, and to a lesser extent, sales of our Control and Connectivity products.

Although sales of our LWI products in each of the regions showed improvement during the second quarter of 2010 as compared to the same period in 2009, and in the Americas and APJ regions for the six months ended June 30, 2010 as compared to the same period in 2009, we continue to observe the detrimental effects the worldwide recession has had on our customers. While the economy in the United States appears to be showing signs of improvement, we have not yet seen a firm indication that things are improving similarly in EMEA.

Our future LWI revenues will continue to be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our LWI products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our LONWORKS LWI revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 7.1% for the six months ended June 30, 2010 and 6.8% for the same period in 2009. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, in the near future, the amount of our LWI revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

As with our NES revenues, we currently expect our full 2010 LWI revenues will increase modestly over amounts generated in 2009, due primarily to our expectation of improved macro-economic conditions in certain of the markets we serve.

Enel project revenues

	Three Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Enel Project revenues	$1,579	$1,702	$(123)	(7.2%)

	Six Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Enel Project revenues	$1,941	$2,991	$(1,050)	(35.1%)

In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. Enel Project revenue recognized during the three and six month periods ended June 30, 2010 and 2009 related primarily to shipments under the 2006 development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. The development and supply agreement expires in December 2011, and the software enhancement agreement expires in December 2010, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances. We currently expect that revenues from the Enel project during 2010 will be significantly lower than those generated in 2009.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Three Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Gross Profit	$11,104	$9,786	$1,318	13.5%
Gross Margin	41.2%	43.2%	—	(2.0%)

	Six Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Gross Profit	$19,486	$17,681	$1,805	10.2%
Gross Margin	43.2%	43.3%	—	(0.1%)

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

The 2.0 percentage point decrease in gross margin during the second quarter of 2010 was due primarily to an increase in the percentage of our revenues attributable to our NES products, which generally have lower gross margins than our other product lines. During the quarter ended June 30, 2010, NES revenues comprised 50.1% of our total revenues whereas during the same period in 2009, they only represented 44.1% of our total revenues. Partially offsetting this was a reduction in indirect costs as a percentage of revenues. Although our indirect costs remained relatively unchanged between the two periods, total revenues increased, which reduced the gross margin impact of indirect costs.

Our future gross margins will continue to be affected by several factors, including, but not limited to: overall revenue levels, changes in the mix of products sold, periodic charges related to excess and obsolete inventories, warranty expenses, introductions of cost reduced versions of our NES and LWI products, changes in the average selling prices of the products we sell, purchase price variances, and fluctuations in the level of indirect overhead spending that is capitalized in inventory. In addition, the impact of foreign exchange rate fluctuations and labor rates may affect our gross margins in the future. We currently outsource the manufacturing of most of our products requiring assembly to CEMs located primarily in China. To the extent labor rates were to rise, or to the extent the dollar were to weaken against the Chinese currency, or other currencies used by our CEMs, our costs for the products they manufacture could rise, which would negatively affect our gross margins. Lastly, many of our products, particularly our NES products, contain significant amounts of certain commodities, such as copper and cobalt. Prices for these commodities have been volatile, which in turn have caused fluctuations in the prices we pay for the products in which they are incorporated.

Operating Expenses

Product Development

	Three Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Product Development	$7,857	$8,642	$(785)	(9.1%)

	Six Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Product Development	$16,160	$17,733	$(1,573)	(8.9%)

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

The decreases of $785,000 and $1.6 million in product development expenses during the three and six month periods ended June 30, 2010, respectively, as compared to the same periods in 2009 were primarily due to the fact that product development expenses of $1.4 million and $2.0 million for the quarter and six months ended June 30, 2010, respectively, were offset by “contractually guaranteed payments” (as such term is defined by generally accepted accounting principles) by a third party. We currently expect this arrangement will continue during the remainder of 2010 and into 2011, which could cause our future product development expenses to be lower than historical levels.

Another factor contributing to the decrease in product development expenses for both the three and six month periods ended June 30, 2010, as compared to the same periods in 2009, was a reduction in non-cash equity compensation charges, which decreased by $568,000 between the two three month periods and by $710,000 between the two six month periods.

In April 2010, we announced that our Board of Directors had approved a restoration of salary for all of our employees who had been affected by the structured salary reduction we implemented in 2009. The salary restoration took effect on May 1, 2010. Accordingly, we expect that salary expense for our product development personnel during the remainder of 2010 will increase modestly from levels we recorded in 2009.

Sales and Marketing

	Three Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Sales and Marketing	$5,963	$5,655	$308	5.4%

	Six Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Sales and Marketing	$12,460	$11,377	$1,083	9.5%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

The $308,000 increase in sales and marketing expenses for the quarter ended June 30, 2010 as compared to the same period in 2009 was primarily due to a $173,000 increase in compensation related expenses, and to a lesser extent, by an increase in travel and entertainment expenses. The increase in compensation expenses was primarily attributable to increased commission expenses.

The $1.1 million increase in sales and marketing expenses for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to a $786,000 increase in compensation related expenses, and to a lesser extent, by an increase in travel and entertainment expenses. As with the quarter-over-quarter increase in compensation related expenses, the $786,000 increase between the two six month periods was primarily due to an increase in commission expenses, and to a lesser extent by an increase in headcount in our sales and marketing organization.

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

General and Administrative

	Three Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
General and Administrative	$4,129	$4,086	$43	1.1%

	Six Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
General and Administrative	$8,359	$7,873	$486	6.2%

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $486,000 increase in general and administrative expenses during the six months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to a $237,000 increase in compensation and related expenses, of which $74,000 related to an increase in non-cash equity compensation charges. The increase in compensation related expenses was due in part to our April 2010 announcement that our Board of Directors had approved a restoration of salary for all of our employees who had been affected by the structured salary reduction we implemented in 2009. The salary restoration took effect on May 1, 2010. Accordingly, we expect our compensation related general and administrative expenses for the remainder of 2010 will increase modestly from levels we recorded in 2009. To a lesser extent, increases in fees paid to our independent accountants, outside counsel, and other third party service providers also contributed to the year-over-year increase.

Interest and Other Income, Net

	Three Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Interest and Other Income (Expense), Net	$504	$(377)	$881	233.7%

	Six Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Interest and Other Income (Expense), Net	$939	$(67)	$1,006	1,501.5%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

The $881,000 and $1.0 million increase in interest and other income, net during the quarter and six month periods ended June 30, 2010 as compared to the same periods in 2009 was primarily attributable to a $971,000 and $1.2 million, respectively, increase in foreign currency translation gains between the two periods, partially offset by reductions in interest income and increases in losses on dispositions of fixed assets. The increase in foreign currency translation gains is due to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, as it did during the first half of 2010, the resulting translation gains favorably impact other income. The reduction in interest income is primarily the result of a reduction in our average invested cash balance between the periods coupled with reductions in the weighted average yield on our investment portfolio.

We do not currently anticipate interest income on our investment portfolio will improve significantly during 2010 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Interest Expense on Lease Financing Obligations	$396	$419	$(23)	(5.5%)

	Six Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Interest Expense on Lease Financing Obligations	$798	$844	$(46)	(5.5%)

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

The decreases of $23,000 and $46,000 in interest expense on lease financing obligations during the three and six month periods ended June 30, 2010 as compared to the same periods in 2009 were a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of the payments we make in the future will be allocated to principal repayment and less will be allocated to interest expense.

Provision for Income Taxes

	Three Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Income Tax Expense	$136	$131	$5	3.8%

	Six Months Ended June 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Income Tax (Benefit) Expense	$82	$(124)	$206	166.1%

The income tax expense for the quarters ended June 30, 2010 and 2009 was $136,000 and $131,000, respectively. The income tax (benefit) expense for the six month periods ended June 30, 2010 and 2009 was $82,000 and ($124,000), respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded under our cost of products revenue in our condensed consolidated statements of operations, was approximately $231,000 during the quarter ended June 30, 2010, and $73,000 for the same period in 2009, and $357,000 for the six months ended June 30, 2010, and $191,000 for the same period in 2009.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of June 30, 2010, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of June 30, 2010, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through June 30, 2010, we raised $293.9 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

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

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the new stock repurchase program during the quarter and six months ended June 30, 2010. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of June 30, 2010, 2,250,000 shares were available for repurchase. The stock repurchase program will expire in April 2011.

The following table presents selected financial information as of June 30, 2010, and for each of the last three fiscal years (dollars in thousands):

	June 30, 2010	December 31,
		2009	2008	2007
Cash, cash equivalents, and short-term investments.	$72,432	$80,116	$87,316	$107,190
Trade accounts receivable, net	18,696	21,496	23,480	33,469
Working capital	84,850	96,357	108,811	126,711
Stockholders’ equity	102,353	115,898	132,571	153,211

As of June 30, 2010, we had $72.4 million in cash, cash equivalents, and short-term investments, a decrease of $7.7 million as compared to December 31, 2009. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $4.1 million for the six months ended June 30, 2010, a decrease in cash outflows of approximately $973,000 as compared to the same period in 2009. During the six months ended June 30, 2010, net cash used in operating activities was primarily the result of our net loss of $17.4 million, partially offset by stock-based compensation expenses of $6.2 million, changes in our operating assets and liabilities of $3.7 million, and depreciation and amortization expense of $3.4 million. The primary components of the $3.7 million change in our operating assets and liabilities were a $2.8 million decrease in accounts receivable, a $1.3 million increase in accrued liabilities, a $915,000 decrease in other current assets, and a $444,000 reduction in deferred cost of goods sold; the benefits of which were partially offset by a $1.0 million increase in inventories, a $478,000 decrease in deferred revenues, and a $260,000 decrease in accounts payable. Accounts receivable decreased primarily as a result of reduced revenues during the second quarter of 2010 as compared to the fourth quarter of 2009. During the quarter ended June 30, 2010, total revenues were $27.0 million compared to $38.8 million during the quarter ended December 31, 2009. Accrued liabilities increased primarily as a result of a $1.6 million increase in customer deposits, of which $1.3 million related to funding received for design and development of a new product in advance of costs incurred. Other current assets decreased primarily due to collections of non trade-related receivables and amortization of prepaid expenses. Deferred cost of goods sold decreased in conjunction with a decrease in deferred revenues. Inventories increased modestly in preparation for increased revenue levels in the third quarter of 2010 as compared to the first quarter of 2010. Accounts payable decreased due to an overall reduction in the level of purchasing activity due to lower revenues in the second quarter of 2010 as compared to the fourth quarter of 2009, as well as the timing of expenditures during the second quarter of 2010.

During the six months ended June 30, 2009, net cash used in operating activities was primarily the result of our net loss of $20.1 million, partially offset by stock-based compensation expenses of $7.1 million, changes in our operating assets and liabilities of $4.7 million, and depreciation and amortization expense of $3.2 million. The primary components of the $4.7 million decrease in our operating assets and liabilities were a $10.2 million decrease in accounts receivable and a $1.5 million decrease in other current assets, the benefits of which were partially offset by a $3.1 million decrease in accounts payable, a $2.9 million increase in inventories, and a $622,000 reduction in accrued liabilities. Accounts receivable decreased primarily as a result of reduced revenues during the second quarter of 2009 as compared to the fourth quarter of 2008. During the quarter ended June 30, 2009, total revenues were $22.6 million compared to $36.8 million during the quarter ended December 31, 2008. Other current assets decreased due to the receipt of $1.9 million from one of our CEMs for non-trade receivable amounts due our company for materials they purchased from us. Accounts payable decreased due to the timing of expenditures during the second quarter of 2009. Inventories increased due in part to the sudden world-wide economic slowdown that occurred during the fourth quarter of 2008, as well as due to our transition between CEMs which began in 2008 and continued through the first quarter of 2009. During this transition, we were required to purchase significant amounts of raw material inventory, much of which remained on our balance sheet as of June 30, 2009.

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used in investing activities was $776,000 for the six months ended June 30, 2010, a $20.6 million decrease from the same period in 2009. During the six months ended June 30, 2010, net cash used in investing activities was primarily the result of purchases of available-for-sale short-term investments of $30.9 million and capital expenditures of $797,000, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $30.9 million. During the six months ended June 30, 2009, net cash used in investing activities was primarily the result of purchases of available-for-sale short-term investments of $64.9 million and capital expenditures of $1.1 million, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $43.5 million and a reduction in other long-term assets of $1.0 million. The $1.0 million reduction in other long-term assets was due to the repayment of a loan made to one of our key employees.

Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $1.9 million for the six months ended June 30, 2010, a $1.9 million increase in cash outflows as compared to the same period in 2009. During the six months ended June 30, 2010, net cash used in financing activities was primarily the result of $1.6 million worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options and $778,000 in principal payments on our building lease financing obligations, partially offset by proceeds of $485,000 from the exercise of stock options by our employees. During the six months ended June 30, 2009, net cash provided by financing activities was primarily the result of proceeds of $1.0 million from the exercise of stock options by our employees, partially offset by $711,000 in principal payments on our building lease financing obligations and $229,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options.

We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, U.S. corporate obligations and money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.

We maintain a $10.0 million line of credit with our primary bank, which expires on September 1, 2010. The letter of credit contains certain financial covenants requiring us not to exceed a certain maximum leverage ratio and to maintain a minimum level of liquid assets. As of June 30, 2010, we were in compliance with these covenants. As of June 30, 2010, our primary bank has issued, against the line of credit, two standby letters of credit totaling $144,000. Other than issuing standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

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

From time to time, our Executive Chairman, M. Kenneth Oshman, uses his private plane or charter aircraft for Company business for himself and any employees that accompany him. In August 2008, our Board of Directors approved a reimbursement arrangement whereby our company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During the three months ended June 30, 2010, there were no expenses incurred associated with Mr. Oshman’s reimbursement arrangement. During the six months ended June 30, 2010, we recognized a total of approximately $50,000 in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Consolidated Statements of Operations. The Audit Committee of the Company’s Board of Directors regularly reviews these reimbursements.

In November 2009, our Board of Directors approved a similar reimbursement arrangement for our President and Chief Executive Officer, Robert R. Maxfield, whereby our company will reimburse Mr. Maxfield for 50% of the costs incurred for charter aircraft used while on company business. Alternatively, if Mr. Maxfield uses his private plane while on company business, we will reimburse him for the cost of an equivalent first class ticket on a commercial flight. During the three and six months ended June 30, 2010, we recognized a total of approximately $1,000 in expense pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Consolidated Statements of Operations.

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

For the three months ended June 30, 2010 and 2009, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.6 million and $1.7 million, respectively. For the six months ended June 30, 2010 and 2009, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.9 million and $3.0 million, respectively. As of June 30, 2010, and December 31, 2009, $1.0 million and $6.1 million, respectively, of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

On October 29, 2001, we loaned Russell Harris, our Senior Vice President of Operations, $1,000,000 in connection with his principal residence. Mr. Harris issued to us a promissory note secured by residential real estate. The note bore interest at the rate of 4.5% per annum, compounded monthly. The interest that accrued under the note was due and payable in monthly installments over the nine year term of the note, and the principal was due and payable on October 29, 2010. The principal was paid in full by Mr. Harris in June 2009. During the three and six months ended June 30, 2009, interest paid by Mr. Harris was $11,000 and $22,000, respectively. While it was outstanding, the terms of this loan were never amended.

RECENTLY ISSUED ACCOUNTING STANDARDS

See the section entitled “Recent Accounting Pronouncements” in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a full description of recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. Continued turmoil in the worldwide financial markets, and the present economic slowdown and the uncertainty over its breadth, depth and duration continue to put pressure on the global economy and have a negative effect on our business. Further, the worldwide financial and credit crisis continues to limit the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit, combined with losses in worldwide equity markets, is contributing to the continuation of the world-wide economic recession.

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

Also, the U.S. economic stimulus legislation enacted in 2009 caused potential customers to delay their purchases until they determined if the economic incentives would become available to them under the legislation, and if so, the conditions under which the stimulus funds would be granted.

This uncertainty about future economic and political conditions makes it difficult for us to forecast operating results and to make decisions about future investments. We continue to see the effects of the economic slowdown on both our LWI and NES revenues. If economic activity in the U.S. and other countries’ economies remains weak, many customers may continue to delay, reduce, or even eliminate their purchases of networking technology products. This could result in reductions in sales of our products, longer sales cycles, slower adoption of our technologies, increased price competition, and increased exposure to excess and obsolete inventory. For example, distributors could decide to further reduce inventories of our products. Also, the inability to obtain credit could cause a utility to postpone its decision to move forward with a large scale deployment of our NES System. If conditions in the global economy, U.S. economy or other key vertical or geographic markets we serve remain uncertain or continue to be weak, we would experience material negative impacts on our business, financial condition, results of operations, cash flow, capital resources, and liquidity.

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

Because our products use components or materials that may be subject to price fluctuations, shortages, interruptions of supply, or discontinuation, we may be unable to ship our products in a timely fashion, which would adversely affect our revenues, harm our reputation and negatively impact our results of operations.

We may be vulnerable to price increases for products, components, or materials, such as copper and cobalt. We generally do not enter into forward contracts or other methods of hedging against supply risk for these items. In addition, in the past we have occasionally experienced shortages or interruptions in supply for certain of these items, including products or components that have been or will be discontinued, which caused us to delay shipments beyond targeted or announced dates. To help address these issues, we may decide to purchase quantities of these items that are in excess of our estimated requirements. As a result, we could be forced to increase our excess and obsolete inventory reserves to provide for these excess quantities, which could harm our operating results. In addition, if a component or other product goes out of production, we may be required to requalify substitute components or products, or even redesign our products to incorporate an alternative component or product.

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

We have operations located in eleven countries and our products are sold in many more countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 81.0% of our total net revenues for the quarter ended June 30, 2010, and 80.0% of our total net revenues for the same period in 2009, and 74.1% of our total net revenues for the six months ended June 30, 2010 and 78.8% for the same period in 2009. We expect that international sales will continue to constitute a significant portion of our total net revenues.

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

•	potentially adverse tax consequences, including restrictions on repatriation of earnings;

•	economic and political conditions in the countries where we do business;

•	differing vacation and holiday patterns in other countries, particularly in Europe;

•	labor actions generally affecting individual countries, regions, or any of our customers, which could result in reduced demand for, or could delay delivery or acceptance of, our products; and

•	international terrorism.

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

As of July 31, 2010, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 29.2% of our outstanding stock.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at June 30, 2010 and December 31, 2009, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at June 30, 2010, and December 31, 2009, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the new stock repurchase program during the quarter and six months ended June 30, 2010. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of June 30, 2010, 2,250,000 shares were available for repurchase. The new stock repurchase program will expire in April 2011.

The following table provides information about the repurchase of our common stock during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30	167,446	$9.77	—	2,250,000
May 1 – May 31	39,746	$8.79	—	2,250,000
June 1 – June 30 31	3,816	$8.08	—	2,250,000

Total	211,008	$9.56	—	2,250,000

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: August 6, 2010	By:	/S/ OLIVER R. STANFIELD
Oliver R. Stanfield, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.