Form 10-Q
period 2010-09-30
ECHELON CORP
filed 2010-11-03
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, 41,840,951 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,336	$17,206
Short-term investments	51,948	62,910
Accounts receivable, net (1)	12,605	21,496
Inventories	12,187	10,949
Deferred cost of goods sold	2,379	3,154
Other current assets	2,592	3,622

Total current assets	104,047	119,337

Property and equipment, net	32,242	35,595
Goodwill	8,356	8,496
Other long-term assets	984	1,009

Total assets	$145,629	$164,437

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,358	$7,255
Accrued liabilities	6,216	4,850
Current portion of lease financing obligations	1,695	1,588
Deferred revenues	8,148	9,287

Total current liabilities	23,417	22,980

LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	22,507	23,794
Other long-term liabilities	1,436	1,765

Total long-term liabilities	23,943	25,559

STOCKHOLDERS’ EQUITY:
Common stock	450	442
Additional paid-in capital	336,621	328,643
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	707	1,046
Accumulated deficit	(211,379)	(186,103)

Total stockholders’ equity	98,269	115,898

Total liabilities and stockholders’ equity	$145,629	$164,437

(1)	Includes related party amounts of $761 as of September 30, 2010 and $6,056 as of December 31, 2009. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product	$26,441	$22,965	$69,544	$62,190
Service	683	710	2,683	2,314

Total revenues (2)	27,124	23,675	72,227	64,504

Cost of revenues:
Cost of product (1)	14,083	12,838	38,397	34,737
Cost of service (1)	567	547	1,870	1,796

Total cost of revenues	14,650	13,385	40,267	36,533

Gross profit	12,474	10,290	31,960	27,971

Operating expenses:
Product development (1)	8,438	8,850	24,598	26,583
Sales and marketing (1)	6,003	5,279	18,463	16,656
General and administrative (1)	4,756	3,717	13,115	11,590

Total operating expenses	19,197	17,846	56,176	54,829

Loss from operations	(6,723)	(7,556)	(24,216)	(26,858)
Interest and other income (expense), net	(559)	(91)	380	(158)
Interest expense on lease financing obligations	(390)	(415)	(1,188)	(1,259)

Loss before provision for income taxes	(7,672)	(8,062)	(25,024)	(28,275)
Income tax expense	170	155	252	31

Net loss	$(7,842)	$(8,217)	$(25,276)	$(28,306)

Net loss per share:
Basic	$(0.19)	$(0.20)	$(0.61)	$(0.70)

Diluted	$(0.19)	$(0.20)	$(0.61)	$(0.70)

Shares used in computing net loss per share:
Basic	41,560	40,759	41,311	40,643

Diluted	41,560	40,759	41,311	40,643

(1)	See Note 4 for summary of amounts included representing stock-based compensation expense.
(2)

Includes related party amounts of $1,536 and $1,167 for the three months ended September 30, 2010 and 2009, respectively, and $3,477 and $4,158 for the nine months ended September 30, 2010 and 2009, respectively. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(25,276)	$(28,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,021	4,805
Reduction of allowance for doubtful accounts	(12)	(17)
Loss on disposal of fixed assets	5	16
Reduction of (increase in) accrued investment income	(28)	12
Stock-based compensation	9,328	10,749
Change in operating assets and liabilities:
Accounts receivable	8,947	8,766
Inventories	(1,200)	(3,243)
Deferred cost of goods sold	806	96
Other current assets	972	1,562
Accounts payable	(119)	(3,773)
Accrued liabilities	1,303	(934)
Deferred revenues	(1,304)	(687)
Deferred rent	(59)	(29)

Net cash used in operating activities	(1,616)	(10,983)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(45,873)	(99,783)
Proceeds from maturities and sales of available-for-sale short-term investments	56,885	79,424
Change in other long-term assets	6	1,027
Capital expenditures	(1,442)	(1,291)

Net cash provided by (used in) investing activities	9,576	(20,623)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(1,180)	(1,079)
Proceeds from exercise of stock options	537	1,829
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(1,846)	(699)

Net cash provided by (used in) financing activities	(2,489)	51

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(341)	375

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	5,130	(31,180)
CASH AND CASH EQUIVALENTS:
Beginning of period	17,206	37,669

End of period	$22,336	$6,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$1,182	$1,253

Cash paid for income taxes	$33	$30

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

While the financial information furnished is unaudited, the condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2009 included in its Annual Report on Form 10-K.

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

•

The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 47% of net revenues for the three months ended September 30, 2010, and 48% of net revenues for the nine months ended September 30, 2010, were derived from three customers. These or any customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and reduce their purchase orders from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers is unable to obtain the necessary capital to operate its business, it may be unable to satisfy its payment obligations to the Company.

•

The Company utilizes third-party contract electronic manufacturers to manufacture, assemble, and test its products. As a result of current credit market conditions, if any of these third-parties were unable to obtain the necessary capital to operate their business, they may be unable to provide the Company with timely services or to make timely deliveries of products.

•

Due to the continuing worldwide economic situation, coupled with the fact that the Company’s NES customers generally procure products that have been customized to meet their requirements, the Company has limited visibility into ultimate product demand, which makes sales forecasting more difficult. As a result, anticipated demand may not materialize, which could subject the Company to increased levels of excess and obsolete inventories.

•

The Company has historically experienced shortages or interruptions in supply for certain products or components used in the manufacture of the Company’s products that have been or will be discontinued. In order to ensure an adequate supply of these items, the Company has occasionally purchased quantities of these items that are in excess of the Company’s then current estimate of short-term requirements. If the long-term requirements do not materialize as originally expected, and the Company is not otherwise able to dispose of these excess products or components, it could subject the Company to increased levels of excess and obsolete inventories. For example, to ensure supply, the Company procured a substantial quantity of a certain component used in one of its NES products. If the long-term requirements do not materialize as originally expected, or if the Company develops alternative solutions that no longer employ these items and the Company is not able to dispose of these excess products or components, it could subject the Company to increased levels of excess and obsolete inventories.

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

Recently Issued Accounting Standards

There have been no new recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, with the exception of those discussed in the section “Revenue Recognition” below, as compared to the recently issued accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance, to the Company.

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

In many instances, the Company is not currently able to obtain VSOE of fair value for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately or not pricing products within a narrow range. When VSOE cannot be established, the Company attempts to estimate the selling price of each element based on TPE. TPE would consist of competitor prices for similar deliverables when sold separately. Generally, the Company’s offerings contain significant differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine the stand-alone selling prices for similar products of its competitors. Therefore, the Company is typically not able to obtain TPE of selling price.

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

The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three and nine months ended September 30, 2010 resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total net revenues as reported and unaudited pro forma total net revenues that would have been reported during the three and nine months ended September 30, 2010, if the transactions entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Total net revenues for the three months ended September 30, 2010	$27,124	$26,352
Total net revenues for the nine months ended September 30, 2010	$72,227	$70,542

The impact to total net revenues during the three and nine months ended September 30, 2010 resulting from the adoption of the new accounting guidance was to net product revenues, and related solely to sales of the Company’s NES products and services. For both the three and nine months ended September 30, 2010, the impact was related primarily to the fact that, under the new accounting guidance, the Company recorded revenue on certain transactions for which the previous accounting guidance would have required deferral. These transactions involved multiple element arrangements where certain software upgrades had not yet been delivered as of September 30, 2010. Under the new accounting guidance, the Company determined the BESP for the software upgrades and deferred the relative selling price of these undelivered items accordingly. Under the previous accounting guidance, all revenue related to these transactions would have been deferred as the Company did not have VSOE of fair value for the undelivered items.

As it relates to the timing and pattern of revenue recognition for NES product sales in the future, the new accounting guidance has had a significant effect on total net revenues for transactions entered into or materially modified after December 31, 2009, and the Company expects this trend to continue. This expectation is primarily due to the fact that the Company does not currently have VSOE of fair value for most of its NES product offerings, which often resulted in deferral of revenue as discussed below. In the future, for NES arrangements subject to the new revenue recognition guidance, revenue allocated to meters and data concentrators will be recognized as those units are shipped or delivered, depending on contractual terms, and revenue allocated to PCS and extended warranties will be recognized ratably over the service period.

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

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at September 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$3,236	$3,236	$—	$—
Fixed income available-for-sale securities: (2)
U.S. government securities	67,947	—	67,947	—

Total fixed income available-for-sale securities	67,947	—	67,947	—

Total	$71,183	$3,236	$67,947	$—

There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2010.

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

(1)	Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets
(2)	Included in either cash and cash equivalents or short-term investments in the Company’s condensed consolidated balance sheets

Of the $67.9 million of fixed income available-for-sale securities at September 30, 2010, approximately $16.0 million are classified as cash equivalents, while the remaining $51.9 million are classified as short-term investments. Of the $67.9 million of fixed income available-for-sale securities at December 31, 2009, approximately $5.0 million are classified as cash equivalents, while the remaining $62.9 million are classified as short-term investments. Cash equivalents consist of either investments with remaining maturities of three months or less at the date of purchase, or money market funds for which the carrying amount is a reasonable estimate of fair value.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s fixed income available-for-sale securities consist of U.S. government securities with a minimum and weighted average credit rating of A-1+. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, the Company classifies all of its fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.

As of September 30, 2010, the Company’s available-for-sale short-term investments had contractual maturities from ten to twelve months and an average remaining term to maturity of six months. As of September 30, 2010, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government and agency securities	$51,924	$51,948	$25	$(1)

Total investments in debt securities	$51,924	$51,948	$25	$(1)

Market values were determined for each individual security in the investment portfolio. The Company reviews its investments on a regular basis to evaluate whether or not any of them have experienced an other-than-temporary decline in fair value. In performing its review, the Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, and the Company’s intent to sell (or whether it is more likely than not that the Company will be required to sell) the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists, that investment is written down to fair value. As of September 30, 2010, none of the Company’s investments had any material unrealized losses.

3. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss (Numerator):
Net loss, basic & diluted	$(7,842)	$(8,217)	$(25,276)	$(28,306)

Shares (Denominator):
Weighted average common shares outstanding	41,560	40,759	41,311	40,643

Shares used in basic computation	41,560	40,759	41,311	40,643
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—

Shares used in diluted computation	41,560	40,759	41,311	40,643

Net loss per share:
Basic	$(0.19)	$(0.20)	$(0.61)	$(0.70)

Diluted	$(0.19)	$(0.20)	$(0.61)	$(0.70)

For the three and nine months ended September 30, 2010 and 2009, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, and restricted stock units excluded from this calculation for the three and nine months ended September 30, 2010 and 2009 was 7,952,175 and 7,413,512, respectively.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Stockholders’ Equity and Employee Stock Option Plans:

Common Stock

In April 2008, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the three and nine months ended September 30, 2010, the Company did not repurchase any shares under the repurchase program. Since inception, the Company has repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of September 30, 2010, 2,250,000 shares were available for repurchase. This stock repurchase program will expire in April 2011.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues:
Cost of product	$320	$457	$882	$1,137
Cost of service	31	43	94	136
Operating expenses:
Product development	1,104	1,500	3,171	4,277
Sales and marketing	642	817	2,227	2,474
General and administrative	1,004	849	2,954	2,725

Total	$3,101	$3,666	$9,328	$10,749

Comprehensive Loss

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(7,842)	$(8,217)	$(25,276)	$(28,306)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	883	265	(361)	526
Unrealized holding gain (loss) on available-for-sale securities	(5)	1	22	(48)

Comprehensive loss	$(6,964)	$(7,951)	$(25,615)	$(27,828)

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Award Activity

The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was approximately $89,000 and $749,000, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2009 was approximately $630,000 and $839,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The total fair value of restricted stock units (“RSUs”) vested and released during the three and nine months ended September 30, 2010 was approximately $1.0 million and $5.0 million, respectively. The total fair value of RSUs vested and released during the three and nine months ended September 30, 2009 was approximately $1.4 million and $2.2 million, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Equity Compensation Expense for RSUs with Financial- Based Performance Vesting Requirements

As of September 30, 2010, there were 512,439 non-vested RSUs (with a grant date fair value of approximately $3.8 million) that were subject to certain financial-based performance requirements that must be achieved before vesting can occur. Of these 512,439 non-vested RSUs, 31,250 (that were issued in October 2006 with a grant date fair value of approximately $263,000) contain financial-based performance conditions that must be achieved by October 2010; 116,189 (that were issued in May 2009 with a grant date fair value of approximately $859,000) contain financial-based performance conditions that must be achieved by May 2014, and the remaining 365,000 RSUs (that were issued in August 2010 with a grant date fair value of approximately $2.7 million) contain financial-based performance conditions that must be achieved by April 2015.

Through September 30, 2010, cumulative compensation expense of $619,000 associated with the 116,189 RSUs granted in May 2009 and the 365,000 RSUs granted in August 2010 has been recognized because the Company believes it is probable that the associated financial performance requirements will be achieved. If such requirements are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed. For these 481,189 awards that are considered probable of achievement, the unearned compensation expense of $2.9 million is expected to be recognized over estimated service periods ranging from 8 months to 3.3 years. To the extent the Company’s estimate of the timing of achievement of the performance requirements changes in the future, the timing of recognition of the related compensation expense may change. No compensation expense has been recognized associated with the remaining 31,250 RSUs granted in October 2006 as the financial performance requirements for these awards were not met.

5. Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and nine months ended September 30, 2010 and 2009, the Company had two customers that accounted for a significant portion of its revenues: EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its LONWORKS® Infrastructure products in Europe, and Eltel Networks A/S (“Eltel”), a value added reseller of the Company’s NES products. For the three and nine months ended September 30, 2010 and 2009, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Eltel	27.3%	33.9%	27.9%	26.6%
EBV	13.8%	13.7%	14.9%	16.9%

Total	41.1%	47.6%	42.8%	43.5%

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Of the percentage of sales made to EBV, approximately 0.4% and 0.7% for the three and nine months ended September 30, 2009, respectively, related to sales of components the Company sold to EBV, which EBV in turn sold to one of Enel’s third party meter manufacturers. Elsewhere in this document, those sales are reported as Enel Project revenues. The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2011. Please refer to Note 11, Related Parties, for additional information regarding the Company’s agreements with Enel.

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

From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of September 30, 2010, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

Line of Credit

The Company maintains a $10.0 million line of credit with its primary bank, which expires on July 1, 2011. The letter of credit contains certain financial covenants requiring the Company to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of September 30, 2010, the Company was in compliance with these covenants. As of September 30, 2010, the Company’s primary bank had issued, against the line of credit, two standby letters of credit totaling $147,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

7. Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Purchased materials	$3,456	$3,882
Work-in-process	58	176
Finished goods	8,673	6,891

	$12,187	$10,949

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Accrued payroll and related costs	$3,427	$3,329
Customer deposits	950	—
Warranty reserve	831	1,004
Accrued taxes	326	185
Other accrued liabilities	382	332
Payments received toward design and development expenses	300	—

	$6,216	$4,850

During the quarter ended June 30, 2010, the Company entered into a contractual arrangement whereby a third party is making payments to the Company in connection with certain design and development activities. As of September 30, 2010, the Company had received approximately $4.2 million, $300,000 of which relates to payments received in advance of the completion of certain of the design and development activities and is reflected in accrued liabilities as detailed above. The $300,000 will be used to offset current period Product Development expenses in the period during which the associated milestone is completed. The remaining $3.9 million has been used to offset related Product Development expenses incurred during the nine months ended September 30, 2010, $1.9 million of which was used to offset Product Development expenses during the three months ended September 30, 2010.

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific/Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, loans to certain key employees, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2010 and December 31, 2009, substantially all of the Company’s long-lived assets were domiciled in the United States.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company has three primary product lines: NES, LonWorks Infrastructure (“LWI”), and products and services sold to Enel. Summary revenue information by product line for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NES	$13,041	$11,506	$31,991	$27,243
LWI	12,547	11,002	36,759	33,103
Enel	1,536	1,167	3,477	4,158

Total	$27,124	$23,675	$72,227	$64,504

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary revenue information by geography for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Americas	$5,381	$4,251	$17,052	$12,897
EMEA	18,997	16,811	47,664	44,283
APJ	2,746	2,613	7,511	7,324

Total	$27,124	$23,675	$72,227	$64,504

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.

10. Income Taxes:

The provision for income taxes for the three months ended September 30, 2010 and 2009 was $170,000 and $155,000, respectively. The provision for income taxes for the nine months ended September 30, 2010 and 2009 was $252,000 and $31,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

As of September 30, 2010 and December 31, 2009, the Company had gross unrecognized tax benefits of approximately $4.3 million and $4.6 million, respectively, of which $796,000 and $802,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2010 and December 31, 2009, the Company had accrued $206,000 and $224,000, respectively, for interest and penalties. The $18,000 reduction in accrued interest and penalties during the nine months ended September 30, 2010 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions, partially offset by amounts accrued for the current year.

11. Related Parties:

The law firm of Wilson Sonsini Goodrich & Rosati, P.C. acts as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, our Executive Chairman, M. Kenneth Oshman, uses his private plane or charter aircraft for Company business for himself and any employees that accompany him. In August 2008, our Board of Directors approved a reimbursement arrangement whereby our company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During the three months ended September 30, 2010, we recognized a total of approximately $45,000 in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2010, we recognized a total of approximately $95,000 in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Audit Committee of the Company’s Board of Directors regularly reviews these reimbursements.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In November 2009, our Board of Directors approved a similar reimbursement arrangement for our then President and Chief Executive Officer, Robert R. Maxfield, whereby our company would reimburse Mr. Maxfield for 50% of the costs incurred for charter aircraft used while on company business. Alternatively, if Mr. Maxfield uses his private plane while on company business, we would reimburse him for the cost of an equivalent first class ticket on a commercial flight. During the three months ended September 30, 2010, there were no expenses incurred associated with Mr. Maxfield’s reimbursement arrangement. During the nine months ended September 30, 2010, we recognized a total of approximately $1,000 in expense pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

For the three months ended September 30, 2010 and 2009, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.5 million and $1.2 million, respectively. For the nine months ended September 30, 2010 and 2009, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $3.5 million and $4.2 million, respectively. As of September 30, 2010, and December 31, 2009, $761,000 and $6.1 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

On October 29, 2001, the Company loaned Russell Harris, its Senior Vice President of Operations, $1,000,000 in connection with his principal residence. Mr. Harris issued to the Company a promissory note secured by residential real estate. The note bore interest at the rate of 4.5% per annum, compounded monthly. The interest that accrued under the note was due and payable in monthly installments over the nine year term of the note, and the principal was due and payable on October 29, 2010. The principal was paid in full by Mr. Harris in June 2009. During the three and nine months ended September 30, 2009, interest paid by Mr. Harris was $0 and $22,000, respectively. While it was outstanding, the terms of this loan were never amended.

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

For the last several years, we have been investing heavily in the development of hardware and software products for the advanced metering infrastructure, or AMI, market. These AMI products are used by the electric utility industry in their distribution and metering systems, and are components of what is commonly referred to as the “smart grid.” To date, we have generated revenues of approximately $219.7 million from these investments. We refer to this revenue as networked energy services, or NES, revenue. We also sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s Contatore Elettronico electricity meter management project in Italy. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We refer to all other revenue as LONWORKS Infrastructure, or LWI, revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

Our total revenues increased by 14.6% during the third quarter of 2010 as compared to the same period in 2009. While our gross margins increased by 2.5 percentage points between the two periods, due primarily to improved margins on our NES products, our operating expenses also increased between the two periods. The result was a net loss for the third quarter of 2010 that was $375,000 less than the loss generated during the same period in 2009. For the nine months ended September 30, 2010, total revenues increased by 12.0% as compared to the same period in 2009, while gross margins improved slightly and operating expenses increased by 2.5%. The increase in revenues was the primary driver behind a decrease of $3.0 million, or 10.7%, in our net loss for the nine month period.

The following tables provide an overview of key financial metrics for the three and nine months ended September 30, 2010 and 2009 that our management team focuses on in evaluating our financial condition and operating performance (in millions, except percentages).

	Three Months Ended September 30,		$ Change	% Change
	2010	2009
Net revenues	$27,124	$23,675	$3,449	14.6%
Gross margin	46.0%	43.5%	—	2.5 ppt
Operating expenses	$19,197	$17,846	$1,351	7.6%
Net loss	$(7,842)	$(8,217)	$375	4.6%

	Nine Months Ended September 30,		$ Change	% Change
	2010	2009
Net revenues	$72,227	$64,504	$7,723	12.0%
Gross margin	44.2%	43.4%	—	0.8 ppt
Operating expenses	$56,176	$54,829	$1,347	2.5%
Net loss	$(25,276)	$(28,306)	$3,030	10.7%

	Balance as of		$ Change	% Change
	September 30, 2010	December 31, 2009
Cash, cash equivalents, and short-term investments	$74,284	$80,116	$(5,832)	(7.3%)

•

Net revenues: As noted above, our total net revenues increased by $3.4 million, or 14.6%, during the third quarter of 2010 as compared to the same period in 2009. This was driven by a 13.3% increase in NES revenues, a 14.0% increase in LWI revenues, and a 31.6% increase in Enel Project revenues. For the nine months ended September 30, 2010, our total net revenues increased by $7.7 million, or 12.0%, as compared to the same period in 2009. This was driven by a 17.4% increase in NES revenues and an 11.0% increase in LWI revenues, partially offset by a 16.4% reduction in Enel Project revenues.

While we have experienced modest improvement in both our NES and LWI revenues during the first half of 2010, we continue to believe that our revenue levels have been adversely affected by the severe economic downturn that began in late 2008 and has continued since then. Utilities are the ultimate customer for our NES products. We believe that utilities have limited their capital expenditures in response to reduced cash flow arising from the worldwide recession. In addition, in the United States we believe that utilities have further delayed decisions pending the distribution of stimulus awards from the United States Department of Energy as well as regulatory obstacles they have faced in moving forward with their smart grid roll-outs. With respect to the LWI product line, many of our customers produce products used in commercial or industrial buildings. The markets for these products were adversely affected by the recession. However, we have seen strength in energy saving markets such as demand response. The reduction in our Enel Project revenues during the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to an anticipated decrease in the level of orders placed by Enel’s meter manufacturers for metering kits under the 2006 development and supply agreement.

•

Gross margin: Our gross margin improved by 2.5 percentage points during the third quarter of 2010 as compared to the same period in 2009. For the nine months ended September 30, 2010, gross margins improved by 0.8 percentage points. Excluding the impact of non-cash stock-based compensation charges, gross margins improved by 1.7% during the third quarter as compared to the same period in 2009, from 45.6% in 2009 to 47.3% in 2010. This increase was primarily due to improved gross margins generated from sales of our NES products. For the nine months ended September 30, 2010, as compared to the same period in 2009, gross margins excluding the impact of non-cash stock-based compensation charges remained relatively unchanged.

•

Operating expenses: Our operating expenses increased by 7.6% during the third quarter of 2010 as compared to the same period in 2009, and increased by 2.5% during the nine months ended September 30, 2010 as compared to the same period in 2009. Excluding the impact of non-cash stock-compensation charges, operating expenses increased by 12.0% during the third quarter, from $14.7 million in the third quarter of 2009 to $16.4 million in the third quarter of 2010. For the nine months ended September 30, 2010, as compared to the same period in 2009, operating expenses excluding non-cash stock-based compensation charges increased by approximately 5.4%, from $45.4 million in 2009 to $47.8 million in 2010.

•

Net loss: Our net loss decreased by 4.6% and 10.7% for the three and nine month periods ended September 30, 2010, respectively, as compared to the same periods in 2009. Excluding the impact of non-cash stock-compensation charges, our net loss increased by $190,000, or 4.2% during the third quarter of 2010 as compared to the same period in 2009. For the nine months ended September 30, 2010, our net loss excluding the impact of non-cash stock compensation charges decreased by $1.6 million, or 9.2%. The reduction in our net loss for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to increased revenues in 2010.

•

Cash, cash equivalents, and short-term investments: During the first nine months of 2010, our cash, cash equivalent, and short-term investment balance decreased by 7.3%, from $80.1 million at December 31, 2009 to $74.3 million at September 30, 2010. This $5.8 million reduction was primarily the result of $2.5 million of cash used in financing activities, $1.6 million of cash used in operating activities, and capital expenditures of $1.4 million.

We believe that, during the remainder of 2010, we will continue to face a challenging economic environment in the markets we serve. However, we remain cautiously optimistic that the modest NES and LWI revenue increases we have experienced so far during 2010 will continue during the fourth quarter. This belief is dependent on many macro-economic factors, including market improvement for the products our LWI customers sell that incorporate our technology, resolution of United States stimulus funding, and timely resolution of regulatory processes. Our management team remains focused on working to ensure that our company is properly positioned to capitalize on existing customer relationships, as well as new opportunities as they become available. For example, we continue to invest strategically in the development of new technologies and products to increase our share of the network infrastructure market, including technologies and products specifically aimed at the smart grid and other “green” initiatives. We also continue to enhance our sales and marketing efforts in a variety of ways, including adding to our existing base of third party value added resellers, initiating new sales channel programs, and hiring new employees to cover critical areas.

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

With the exception of a change in our accounting policy for revenue recognition, which is more fully described below, during the three and nine months ended September 30, 2010 there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In many instances, we are not currently able to obtain VSOE of fair value for all deliverables in an arrangement with multiple elements. This may be due to the fact that we infrequently sell each element separately or that we do not price products within a narrow range. When VSOE cannot be established, we attempt to estimate the selling price of each element based on TPE. TPE would consist of our competitor’s prices for similar deliverables when sold separately. However, in general, our offerings contain significant differentiation from our competition such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine the stand-alone selling prices for similar products of our competitors. Therefore, we typically are not able to obtain TPE of selling price.

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

We regularly review VSOE and have established a review process for TPE and BESP. We maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the three and nine months ended September 30, 2010 resulting from changes in VSOE, TPE, or BESP, nor do we expect a material impact from such changes in the near term.

Total net revenues as reported and unaudited pro forma total net revenues that would have been reported during the three and nine months ended September 30, 2010, if the transactions entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Total net revenues for the three months ended September 30, 2010	$27,124	$26,352
Total net revenues for the nine months ended September 30, 2010	$72,227	$70,542

The impact to total net revenues during the three and nine months ended September 30, 2010 resulting from the adoption of the new accounting guidance was to net product revenues, and related solely to sales of our NES products. For both the three and nine months ended September 30, 2010, the impact was related primarily to the fact that, under the new accounting guidance, we recorded revenue on certain transactions for which the previous accounting guidance would have required deferral. These transactions involved multiple element arrangements where software upgrades had not yet been delivered as of September 30, 2010. Under the new accounting guidance, we determined the BESP for the software upgrades and deferred the relative selling price of these items accordingly. Under the previous accounting guidance, all revenue related to these transactions would have been deferred as we did not have VSOE of fair value for the undelivered items.

As it relates to the timing and pattern of revenue recognition for NES product sales in the future, the new accounting guidance has had a significant effect on total net revenues for transactions entered into or materially modified after December 31, 2009, and we expect this trend to continue. This expectation is primarily due to the fact that we do not currently have VSOE of fair value for most of our NES product offerings, which often resulted in deferral of revenue as discussed below. In the future, for NES arrangements subject to the new revenue recognition guidance, revenue allocated to meters and data concentrators will be recognized as those units are shipped or delivered, depending on contractual terms, and revenue allocated to PCS and extended warranties will be recognized ratably over the service period.

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

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and September 30, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product	97.5%	97.0%	96.3%	96.4%
Service	2.5	3.0	3.7	3.6

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product	51.9	54.2	53.2	53.8
Cost of service	2.1	2.3	2.6	2.8

Total cost of revenues	54.0	56.5	55.8	56.6

Gross profit	46.0	43.5	44.2	43.4

Operating expenses:
Product development	31.1	37.4	34.0	41.2
Sales and marketing	22.1	22.3	25.6	25.8
General and administrative	17.6	15.7	18.2	18.0

Total operating expenses	70.8	75.4	77.8	85.0

Loss from operations	(24.8)	(31.9)	(33.6)	(41.6)
Interest and other income, net	(2.1)	(0.4)	0.5	(0.2)
Interest expense on lease financing obligations	(1.4)	(1.8)	(1.6)	(2.0)

Loss before provision for income taxes	(28.3)	(34.1)	(34.7)	(43.8)
Income tax expense	0.6	0.6	0.3	0.1

Net loss	(28.9)%	(34.7)%	(35.0)%	(43.9)%

Revenues

Total revenues

	Three Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Total revenues	$27,124	$23,675	$3,449	14.6%

	Nine Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Total revenues	$72,227	$64,504	$7,723	12.0%

The $3.4 million increase in total revenues for the quarter ended September 30, 2010 as compared to the same period in 2009 was the result of a $1.5 million increase in NES revenues, a $1.5 million increase in LWI revenues, and a $369,000 increase in Enel Project revenues. The $7.7 million increase in total revenues for the nine months ended September 30, 2010 as compared to the same period in 2009 was the result of a $4.7 million increase in NES revenues and a $3.7 million increase in LWI revenues, partially offset by a $681,000 decrease in Enel Project revenues.

NES revenues

	Three Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
NES revenues	$13,041	$11,506	$1,535	13.3%

	Nine Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
NES revenues	$31,991	$27,243	$4,748	17.4%

During the three and nine months ended September 30, 2010 and 2009, our NES revenues were derived primarily from a relatively small number of customers who have undertaken large-scale deployments of our NES System products. These deployments generally come to fruition after an extended and complex sales process, and each is relatively substantial in terms of its revenue potential. They vary significantly from one another in terms of, among other things, the overall size of the deployment, the duration of time over which the products will be sold, the mix of products being sold, the timing of delivery of those products, and the ability to modify the timing or size of those projects. This relative uniqueness among each deployment results in significant variability and unpredictability in our NES revenues.

The increases in NES revenues of $1.5 million and $4.7 million during the three and nine month periods ended September 30, 2010, respectively, as compared to the same periods in 2009 were due to an overall increase in the level of large-scale deployments of our NES System products. In particular, these increases were primarily attributable to increased shipments of our NES products for projects in Denmark. In addition, as discussed more fully in the section titled “Critical Accounting Policies and Estimates” earlier in this section, our NES revenues during the three and nine months ended September 30, 2010, were approximately $772,000 and $1.7 million, respectively, higher than they would have been if we had applied the revenue recognition standards in effect during the prior year due to our January 1, 2010 adoption of new accounting guidance for multiple element arrangements.

Our ability to recognize revenue on shipments of our NES products depends on several factors, including, but not limited to, the impact on delivery dates of any modifications to existing shipment schedules included in the contracts that have been awarded to us thus far, and certain contractual provisions, such as customer acceptance. In addition, the complex revenue recognition rules relating to products such as our NES System will likely require us to defer some or all of the revenue associated with shipments of these products until certain conditions are met in a future period. Although we adopted new accounting guidance for multiple element arrangements during the first quarter of 2010 (which is discussed more fully in the section titled “Critical Accounting Policies and Estimates” earlier in this section), that guidance will only apply to transactions entered into or materially modified after December 31, 2009. In the meantime, orders booked prior to 2010 will continue to be accounted for under previous revenue recognition guidance. For those orders, our ability to recognize revenue associated with sales of our NES products will continue to be affected by the factors discussed in our NES revenues discussion in our Annual Report on Form 10-K for the year ended December 31, 2009. As of September 30, 2010 and December 31, 2009, approximately $3.6 million and $5.2 million, respectively, of NES revenue was deferred. Of the $3.6 million of deferred revenue at September 30, 2010, approximately $1.2 million of it relates to revenue that will be accounted for under previous revenue recognition guidance while the remaining $2.4 million relates to revenue that will be accounted for under the new revenue recognition guidance.

We also expect that some foreign utilities will require us to price our NES products in the respective utility’s local currency, which will expose us to foreign currency risk. To date, we have not hedged any of these foreign currency risks because the amounts involved have been immaterial. In most cases, in the event of a significant contract award that requires us to price our NES products in the customer’s local currency, we intend to hedge this foreign currency risk so long as we can secure forward currency contracts that are reasonably priced and that are consistent with the scheduled deliveries for that project.

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

Lastly, our NES revenues have historically been concentrated with a relatively few customers. During the years ended December 31, 2009, 2008, and 2007, approximately 85.4%, 93.1%, and 91.6%, respectively, of our NES revenues were attributable to five customers. While our NES customers will change over time, given the nature of the NES market, we expect our future NES revenues will continue to be concentrated among a limited number of customers.

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

During the third quarter of 2010, we announced the Echelon Control System (ECoS), a new open software platform for intelligent distributed control of the smart grid. ECoS will run throughout the edge of the grid on a new Echelon product, the Edge Control Node (ECN) 7000 series of open and extensible hardware solutions. We also announced that Duke Energy will be the first customer for ECoS and the ECN. While both ECoS and the ECN currently remain under development, we expect to ship beta units to Duke Energy for testing later this year. We expect to begin shipping final versions of the new products during the latter part of 2011, at which point revenues associated with the new products will commence.

We currently expect that our 2010 NES revenues will increase modestly over 2009 levels, in part due to our expectation that world-wide macro-economic conditions and associated credit markets, which were severely impacted by the recession, will improve. We also remain cautiously optimistic that the stimulus effect of the American Recovery and Reinvestment Act of 2009, particularly as it relates to those funds allocated to AMI initiatives, will begin to be realized towards the end of 2010.

LWI revenues

	Three Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
LWI revenues	$12,547	$11,002	$1,545	14.0%

	Nine Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
LWI revenues	$36,759	$33,103	$3,656	11.0%

Our LWI revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings. The $1.5 million increase in LWI revenue for the quarter ended September 30, 2010 as compared to the same period in 2009 was due to increases of $701,000, $604,000, and $240,000 from the Americas, EMEA, and APJ regions, respectively. Within the LWI family of products, the $1.5 million increase was primarily attributable to an increase in sales of our Control and Connectivity products, particularly our transceiver products, and to a lesser extent, sales of our SmartServer products.

The $3.7 million increase in LWI revenues for the nine months ended September 30, 2010 as compared to the same period in 2009 was due to increases of $2.4 million, $900,000, and $334,000 in the Americas, APJ, and EMEA regions, respectively. Within the LWI family of products, the $3.7 million increase was again primarily attributable to an increase in sales of our Control and Connectivity products, and to a lesser extent, sales of our SmartServer products.

Our future LWI revenues will continue to be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our LWI products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our LWI revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 7.3% for the nine months ended September 30, 2010 and 6.8% for the same period in 2009. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, in the near future, the amount of our LWI revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

As with our NES revenues, we currently expect our full year 2010 LWI revenues will increase modestly over amounts generated in 2009, due primarily to our expectation of improved macro-economic conditions in certain of the markets we serve.

Enel project revenues

	Three Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Enel Project revenues	$1,536	$1,167	$369	31.6%

	Nine Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Enel Project revenues	$3,477	$4,158	$(681)	(16.4)%

In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. Enel Project revenue recognized during the three and nine month periods ended September 30, 2010 and 2009 related primarily to shipments under the 2006 development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement.

The $369,000 increase in Enel Project revenues during the three months ended September 30, 2010 as compared to the same period in 2009 was due to a $578,000 increase in revenues generated from metering kits sold, partially offset by a $209,000 reduction in software enhancement service revenues. The $681,000 decrease in Enel Project revenues during the nine months ended September 30, 2010 as compared to the same period in 2009 was due to a $708,000 reduction in metering kit revenues, partially offset by a $27,000 increase in software enhancement service revenues. Enel Project revenues will fluctuate from quarter-to-quarter depending on the number of metering kit and data concentrator products purchased, as well as the amount of software enhancement services provided.

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

Gross Profit and Gross Margin

	Three Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Gross Profit	$12,474	$10,290	$2,184	21.2%
Gross Margin	46.0%	43.5%	—	2.5

	Nine Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Gross Profit	$31,960	$27,971	$3,989	14.3%
Gross Margin	44.2%	43.4%	—	0.8

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

The 2.5 percentage point increase in gross margin during the third quarter of 2010 as compared to the same period in 2009 was due primarily to an improvement in overall gross margins for our NES products.

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

Operating Expenses

Product Development

	Three Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Product Development	$8,438	$8,850	$(412)	(4.7)%

	Nine Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Product Development	$24,598	$26,583	$(1,985)	(7.5)%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

The decreases of $412,000 and $2.0 million in product development expenses during the three and nine month periods ended September 30, 2010, respectively, as compared to the same periods in 2009 were primarily due to the fact that product development expenses of $1.9 million and $3.9 million for the three and nine months ended September 30, 2010, respectively, were offset by “contractually guaranteed payments” (as such term is defined by generally accepted accounting principles) by a third party (also discussed in Note 8 – Accrued Liabilities in the accompanying condensed consolidated financial statements included in Part 1 of this report). Partially offsetting the decreases were incremental product development expenses we incurred in performing this work. We currently expect this arrangement will continue during the remainder of 2010 and into 2011. During this time, we expect our product development expenses will fluctuate from quarter to quarter. These fluctuations will be driven by both the amount of contractually guaranteed payments earned by us during the respective quarter, since the payments are used to offset current period product development expenses incurred, and any incremental expenses associated with this project that we incur in the respective period. Therefore, while the arrangement is in effect, our future product development expenses could be higher or lower than levels reported in 2009.

Another factor contributing to the decrease in product development expenses for both the three and nine month periods ended September 30, 2010, as compared to the same periods in 2009, was a reduction in non-cash equity compensation charges, which decreased by $396,000 between the two three month periods and by $1.1 million between the two nine month periods.

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

Sales and Marketing

	Three Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Sales and Marketing	$6,003	$5,279	$724	13.7%

	Nine Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Sales and Marketing	$18,463	$16,656	$1,807	10.8%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

The $724,000 increase in sales and marketing expenses for the quarter ended September 30, 2010 as compared to the same period in 2009 was primarily due to a $402,000 increase in compensation related expenses, and to a lesser extent, by a $230,000 increase marketing expenses. The increase in compensation expenses was primarily attributable to increased commission expenses. The increase in marketing expenses was primarily related to a new product launch effort conducted during the third quarter of 2010.

The $1.8 million increase in sales and marketing expenses for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to a $1.2 million increase in compensation related expenses, and to a lesser extent, by increases in travel and entertainment and marketing expenses. As with the quarter-over-quarter increase in compensation related expenses, the $1.2 million increase between the two nine month periods was primarily due to an increase in commission expenses, and to a lesser extent by an increase in headcount in our sales and marketing organization.

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

General and Administrative

	Three Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
General and Administrative	$4,756	$3,717	$1,039	28.0%

	Nine Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
General and Administrative	$13,115	$11,590	$1,525	13.2%

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $1.0 million increase in general and administrative expenses during the quarter ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to a $500,000 increase in compensation and related expenses, of which $155,000 related to an increase in non-cash equity compensation charges. The increase in compensation related expenses was due in part to our April 2010 announcement that our Board of Directors had approved a restoration of salary for all of our employees who had been affected by the structured salary reduction we implemented in 2009. The salary restoration took effect on May 1, 2010. Accordingly, we expect our compensation related general and administrative expenses for the remainder of 2010 will increase modestly from levels we recorded in 2009. To a lesser extent, a $382,000 increase in fees paid to our outside counsel, independent accountants, and other third party service providers also contributed to the quarter-over-quarter increase.

The $1.5 million increase in general and administrative expenses during the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to a $737,000 increase in compensation and related expenses, of which $229,000 related to an increase in non-cash equity compensation charges. In addition, a $603,000 increase in fees paid to our outside counsel, independent accountants, and other third party service providers also contributed to the year-over-year increase.

Interest and Other Income, Net

	Three Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Interest and Other Income (Expense), Net	$(559)	$(91)	$(468)	514.3%

	Nine Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Interest and Other Income (Expense), Net	$380	$(158)	$538	340.5%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

The $468,000 reduction in interest and other income (expense), net during the quarter ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to a $475,000 increase in foreign currency translation losses between the two periods. The $538,000 increase in interest and other income, net during the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to a $725,000 increase in foreign currency translation gains between the two periods, partially offset by a $189,000 reduction in interest income. The changes in foreign currency translation gains and losses are due to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, as it did during the third quarter of 2010, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, as it did during the first nine months of 2010, the resulting translation gains favorably impact other income. The reduction in interest income is primarily the result of a reduction in our average invested cash balance between the periods coupled with reductions in the weighted average yield on our investment portfolio.

We do not currently anticipate interest income on our investment portfolio will improve significantly during 2010 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Interest Expense on Lease Financing Obligations	$390	$415	$(25)	(6.0)%

	Nine Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Interest Expense on Lease Financing Obligations	$1,188	$1,259	$(71)	(5.6)%

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

The decreases of $25,000 and $71,000 in interest expense on lease financing obligations during the three and nine month periods ended September 30, 2010 as compared to the same periods in 2009 were a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of the payments we make in the future will be allocated to principal repayment and less will be allocated to interest expense.

Provision for Income Taxes

	Three Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Income Tax Expense	$170	$155	$15	9.7%

	Nine Months Ended September 30,		2010 over 2009 $ Change	2010 over 2009 % Change
(Dollars in thousands)	2010	2009
Income Tax Expense	$252	$31	$221	712.9%

The income tax expense for the quarters ended September 30, 2010 and 2009 was $170,000 and $155,000, respectively. The income tax expense for the nine month periods ended September 30, 2010 and 2009 was $252,000 and $31,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded under our cost of products revenue in our condensed consolidated statements of operations, was approximately $120,000 during the quarter ended September 30, 2010, and $99,000 for the same period in 2009, and $477,000 for the nine months ended September 30, 2010, and $291,000 for the same period in 2009.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of September 30, 2010, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of September 30, 2010, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through September 30, 2010, we raised $294.0 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

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

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the new stock repurchase program during the quarter and nine months ended September 30, 2010. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of September 30, 2010, 2,250,000 shares were available for repurchase. This stock repurchase program will expire in April 2011.

The following table presents selected financial information as of September 30, 2010, and for each of the last three fiscal years (dollars in thousands):

	September 30, 2010	December 31,
		2009	2008	2007
Cash, cash equivalents, and short-term investments.	$74,284	$80,116	$87,316	$107,190
Trade accounts receivable, net	12,605	21,496	23,480	33,469
Working capital	80,630	96,357	108,811	126,711
Stockholders’ equity	98,269	115,898	132,571	153,211

As of September 30, 2010, we had $74.3 million in cash, cash equivalents, and short-term investments, a decrease of $5.8 million as compared to December 31, 2009. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase program.

Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $1.6 million for the nine months ended September 30, 2010, a decrease in cash outflows of approximately $9.4 million as compared to the same period in 2009. During the nine months ended September 30, 2010, net cash used in operating activities was primarily the result of our net loss of $25.3 million, partially offset by stock-based compensation expenses of $9.3 million, changes in our operating assets and liabilities of $9.3 million, and depreciation and amortization expense of $5.0 million. The primary components of the $9.3 million change in our operating assets and liabilities were a $8.9 million decrease in accounts receivable, a $1.3 million increase in accrued liabilities, a $972,000 decrease in other current assets, and an $806,000 reduction in deferred cost of goods sold; the benefits of which were partially offset by a $1.3 million decrease in deferred revenues, a $1.2 million increase in inventories, and a $119,000 decrease in accounts payable. Accounts receivable decreased primarily as a result of reduced revenues during the third quarter of 2010 as compared to the fourth quarter of 2009. During the quarter ended September 30, 2010, total revenues were $27.1 million compared to $38.8 million during the quarter ended December 31, 2009. Accrued liabilities increased primarily as a result of a $1.2 million increase in customer deposits, of which $300,000 related to funding received for design and development of a new product prior to completion of certain development efforts. Other current assets decreased primarily due to a reduction in unbilled receivables. Deferred cost of goods sold decreased in conjunction with a decrease in deferred revenues. Inventories increased in preparation for increased revenue levels in the fourth quarter of 2010 as compared to the first quarter of 2010.

During the nine months ended September 30, 2009, net cash used in operating activities was primarily the result of our net loss of $28.3 million, partially offset by stock-based compensation expenses of $10.7 million, depreciation and amortization expense of $4.8 million, and changes in our operating assets and liabilities of $1.8 million. The primary components of the $1.8 million decrease in our operating assets and liabilities were an $8.8 million decrease in accounts receivable and a $1.6 million decrease in other current assets, the benefits of which were partially offset by a $3.8 million decrease in accounts payable, a $3.2 million increase in inventories, a $934,000 reduction in accrued liabilities, and a $687,000 reduction in deferred revenues. Accounts receivable decreased primarily as a result of reduced revenues during the third quarter of 2009 as compared to the fourth quarter of 2008. During the quarter ended September 30, 2009, total revenues were $23.7 million compared to $36.8 million during the quarter ended December 31, 2008. Other current assets decreased due to the receipt of $1.9 million from one of our CEMs for non-trade receivable amounts due our company for materials they purchased from us. Accounts payable decreased due to the timing of expenditures during the second quarter of 2009. Inventories increased due in part to the sudden world-wide economic slowdown that occurred during the fourth quarter of 2008, as well as due to our transition between CEMs which began in 2008 and continued through the first quarter of 2009. During this transition, we were required to purchase significant amounts of raw material inventory, much of which remained on our balance sheet as of September 30, 2009. In addition, inventories increased during the third quarter of 2009 in preparation for a higher level of product shipments during the fourth quarter of 2009. Accrued liabilities decreased due primarily to a $643,000 reduction in customer deposits.

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $9.6 million for the nine months ended September 30, 2010, a $30.2 million increase in cash inflows as compared to the same period in 2009. During the nine months ended September 30, 2010, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $56.9 million, partially offset by purchases of available-for-sale short-term investments of $45.9 million and capital expenditures of $1.4 million. During the nine months ended September 30, 2009, net cash used in investing activities was primarily the result of purchases of available-for-sale short-term investments of $99.8 million and capital expenditures of $1.3 million, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $79.4 million and a reduction in other long-term assets of $1.0 million. The $1.0 million reduction in other long-term assets was due to the repayment of a loan made to one of our key employees.

Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $2.5 million for the nine months ended September 30, 2010, a $2.5 million increase in cash outflows as compared to the same period in 2009. During the nine months ended September 30, 2010, net cash used in financing activities was primarily the result of $1.8 million worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options and $1.2 million in principal payments on our building lease financing obligations, partially offset by proceeds of $537,000 from the exercise of stock options by our employees. During the nine months ended September 30, 2009, net cash provided by financing activities was primarily the result of proceeds of $1.8 million from the exercise of stock options by our employees, partially offset by $1.1 million in principal payments on our building lease financing obligations and $699,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options.

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

We maintain a $10.0 million line of credit with our primary bank, which expires on July 1, 2011. The letter of credit contains certain financial covenants requiring us to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of September 30, 2010, we were in compliance with these covenants. As of September 30, 2010, our primary bank has issued, against the line of credit, two standby letters of credit totaling $147,000. Other than issuing standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

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

From time to time, our Executive Chairman, M. Kenneth Oshman, uses his private plane or charter aircraft for Company business for himself and any employees that accompany him. In August 2008, our Board of Directors approved a reimbursement arrangement whereby our company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During the three months ended September 30, 2010, we recognized a total of approximately $45,000 in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2010, we recognized a total of approximately $95,000 in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Audit Committee of the Company’s Board of Directors regularly reviews these reimbursements.

In November 2009, our Board of Directors approved a similar reimbursement arrangement for our then President and Chief Executive Officer, Robert R. Maxfield, whereby our company would reimburse Mr. Maxfield for 50% of the costs incurred for charter aircraft used while on company business. Alternatively, if Mr. Maxfield uses his private plane while on company business, we would reimburse him for the cost of an equivalent first class ticket on a commercial flight. During the three months ended September 30, 2010, there were no expenses incurred associated with Mr. Maxfield’s reimbursement arrangement. During the nine months ended September 30, 2010, we recognized a total of approximately $1,000 in expense pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

For the three months ended September 30, 2010 and 2009, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.5 million and $1.2 million, respectively. For the nine months ended September 30, 2010 and 2009, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $3.5 million and $4.2 million, respectively. As of September 30, 2010, and December 31, 2009, $761,000 and $6.1 million, respectively, of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

On October 29, 2001, we loaned Russell Harris, our Senior Vice President of Operations, $1,000,000 in connection with his principal residence. Mr. Harris issued to us a promissory note secured by residential real estate. The note bore interest at the rate of 4.5% per annum, compounded monthly. The interest that accrued under the note was due and payable in monthly installments over the nine year term of the note, and the principal was due and payable on October 29, 2010. The principal was paid in full by Mr. Harris in June 2009. During the three and nine months ended September 30, 2009, interest paid by Mr. Harris was $0 and $22,000, respectively. While it was outstanding, the terms of this loan were never amended.

RECENTLY ISSUED ACCOUNTING STANDARDS

See the section entitled “Recent Accounting Pronouncements” in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a full description of recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We have invested and intend to continue to invest significant resources in the development and sales of our NES System, including our newest product for utilities, the Edge Control Node. Our long-term financial goals include expectations for a reasonable return on these investments. However, to date the revenues generated from sales of our NES System products have not yielded gross margins in line with our long term goals for this product line, although our operating expenses have increased significantly.

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

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. The continuing economic slowdown and the uncertainty over its breadth, depth and duration continue to put pressure on the global economy and have a negative effect on our business. Further, the worldwide financial and credit crisis continues to limit the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit, combined with losses in worldwide equity markets, is contributing to the continuation of the world-wide economic recession.

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

This uncertainty about future economic and political conditions makes it difficult for us to forecast operating results and to make decisions about future investments. We continue to see the effects of the economic slowdown on both our NES and LWI revenues. If economic activity in the U.S. and other countries’ economies remains weak, many customers may continue to delay, reduce, or even eliminate their purchases of networking technology products. This could result in continued reductions in sales of our products, longer sales cycles, slower adoption of our technologies, increased price competition, and increased exposure to excess and obsolete inventory. For example, distributors could decide to further reduce inventories of our products. Also, the inability to obtain credit could cause a utility to postpone its decision to move forward with a large scale deployment of our NES System. If conditions in the global economy, U.S. economy or other key vertical or geographic markets we serve remain uncertain or continue to be weak, we would experience material negative impacts on our business, financial condition, results of operations, cash flow, capital resources, and liquidity.

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

Our future success will depend significantly on our ability to timely manufacture our products cost effectively, in sufficient volumes, and in accordance with quality standards. For most of our products requiring assembly, we rely on a limited number of contract electronic manufacturers (CEMs), principally Jabil and TYCO. These CEMs procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks, including reduced control over quality, costs, delivery schedules, availability of materials, components, finished products, and manufacturing yields. As a result of these and other risks, our CEMs could demand price increases for manufacturing our products. In addition, CEMs can experience turnover, instability, and lapses in manufacturing or component quality, exposing us to additional risks as well as missed commitments to our customers.

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

We are continuing to review the impact that the ongoing worldwide financial crisis is having on our suppliers. Some of these suppliers are large, well capitalized companies, while others are smaller and more highly leveraged. In order to mitigate these risks, we may take actions such as increasing our inventory levels and/or adding additional sources of supply. Such actions may increase our costs and increase the risk of excess and obsolete inventories. Even if we undertake such actions, there can be no assurance that we will be able to prevent any disruption in the supply of goods and services we receive from these suppliers.

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

In addition, the market for our NES and LWI products may experience a movement towards standards based protocols driven by governmental action, such as those being considered in the U.S. by NIST and in Europe by those related to the EU 441 mandate. We are also attempting to gain adoption for our Open Smart Grid Protocol, which is used by smart meters and other devices within our NES System. To the extent that we do not adopt such protocols or do not succeed in achieving adoption of our own protocols as standards or de facto standards, sales of our NES and LWI products may be adversely affected. Moreover, if our own protocols are adopted as standards, we run the risk that we could lose business to competing implementations.

The adoption of voluntary standards or the passage of governmental regulations that are incompatible with our products or technology could limit the market opportunity for our products, which could harm our revenues, results of operations, and financial condition.

Our executive officers and technical personnel are critical to our business.

Our success depends substantially on the performance of our executive officers and key employees. Due to the specialized technical nature of our business, we are particularly dependent on our Chief Executive Officer and our technical personnel. In November 2009, we announced that our Chairman and CEO would step down as CEO for health reasons. At the same time, we announced that one of our existing directors would become our CEO on an interim basis, while we conducted a search for a new CEO. Our search was completed and our new CEO joined Echelon in August 2010. Our future success will depend on our ability to attract, integrate, motivate and retain qualified managerial, technical, sales, and operations personnel.

Competition for qualified personnel in our business areas is intense, and we may not be able to continue to retain a qualified CEO or other executive officers and key personnel and attract new officers and personnel when necessary. Our product development and marketing functions are largely based in Silicon Valley, which is a highly competitive marketplace. It may be particularly difficult to recruit, relocate and retain qualified personnel in this geographic area. Moreover, the cost of living, including the cost of housing, in Silicon Valley is known to be high. Because we are legally prohibited from making loans to executive officers, we will not be able to assist potential key personnel as they acquire housing or incur other costs that might be associated with joining our company. In addition, if we lose the services of any of our key personnel and are not able to find suitable replacements in a timely manner, our business could be disrupted, other key personnel may decide to leave, and we may incur increased operating expenses in finding and compensating their replacements.

Due to the financial and operational risks associated with our international operations, our revenues may decline due to risks unrelated to our ability to sell our products.

We have operations located in eleven countries and our products are sold in many more countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 80.2% of our total net revenues for the quarter ended September 30, 2010, and 82.0% of our total net revenues for the same period in 2009, and 76.4% of our total net revenues for the nine months ended September 30, 2010 and 80.0% for the same period in 2009. We expect that international sales will continue to constitute a significant portion of our total net revenues.

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

As of October 31, 2010, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 29.8% of our outstanding stock.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at September 30, 2010 and December 31, 2009, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at September 30, 2010, and December 31, 2009, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the new stock repurchase program during the quarter and nine months ended September 30, 2010. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of September 30, 2010, 2,250,000 shares were available for repurchase. This stock repurchase program will expire in April 2011.

The following table provides information about the repurchase of our common stock during the quarter ended September 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31	2,921	$7.32	—	2,250,000
August 1 – August 31	9,100	$7.33	—	2,250,000
September 1 – September 30	83,337	$8.31	—	2,250,000

Total	95,358	$8.19	—	2,250,000

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

10.2(o)	Form of 1997 Stock Plan Restricted Stock Award Agreement

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: November 3, 2010	By:	/s/ OLIVER R. STANFIELD
Oliver R. Stanfield, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.2(o)	Form of 1997 Stock Plan Restricted Stock Award Agreement

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.