Form 10-K
period 2010-12-31
ECHELON CORP
filed 2011-03-16
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, there were 41,399,390 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the per share closing sale price of $7.33 of such shares on the Nasdaq Global Market on June 30, 2010) was approximately $222.8 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2011, 42,028,532 shares of the registrant’s common stock, $.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2011 (Proxy Statement)	Part III

ECHELON CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future that are forward-looking. These statements include those discussed in Item 1, Business, including “General,” “Markets,” “Products and Services,” “Product Development,” “Marketing,” “Competition,” and “Government Regulation” in Item 1A, Risk Factors, in Item 2, “Properties” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Critical Accounting Policies,” “Results of Operations,” “Off-Balance-Sheet Arrangements and Other Contractual Obligations,” “Liquidity and Capital Resources,” “Related Party Transactions,” “Recently Issued Accounting Standards,” and elsewhere in this report. In this report, the words “anticipate,” “believe,” “expect,” “intend,” “future,” “moving toward” and similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of factors including, but not limited to, those set forth in the section entitled “Risk Factors” and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ.

PART I

ITEM 1. BUSINESS

General

Echelon Corporation is a leading provider of energy control networking solutions, a critical element of incorporating action-oriented intelligence into the utility grid, buildings, streetlights, and other energy devices – all components of the evolving smart grid, which encompasses everything from the power plant to the plug. Echelon’s products can be used to make the management of electricity over the smart grid cost effective, reliable, survivable and instantaneous.

In energy control networks, decision-making algorithms and rules are pushed out from the data center to intelligent control devices such as air conditioners, appliances, electricity meters, load control modules, light switches, motors, and thermostats in buildings and the grid. These intelligent edge devices run autonomously, monitoring their local environment and energy conditions, making real-time decisions to optimize operation and efficiency, and reporting results back to the enterprise when warranted. Pushing decision making from the center to the edge brings many benefits, such as enabling decisions to be made more quickly and reliably without the delay associated with communicating to a remote server, increasing system survivability and availability by eliminating central points of failure, and reducing cost and complexity by sending only relevant information rather than unprocessed data to the enterprise.

Our energy control networking solutions are targeted specifically toward the commercial (business, schools, governments) and electric utility markets, and comprise systems, subsystems and components. We believe that due to changes in the global energy markets, these two markets are converging and our solutions are becoming critical to the needs of utilities and commercial customers alike. Many forces are driving this convergence and demand, including:

•	The adoption of renewable and distributed energy sources;

•	Increasing energy prices and concerns over energy availability;

•	Increased regulatory complexity;

•	Renewed focus by governments, businesses, and consumers on managing green house gas emissions;

•	The need for emerging economies to bring high quality reliable power to their countries; and

•	The erratic and fluctuating demands placed on utilities by new loads such as electric vehicles.

Our solutions allow customers to monitor and save energy; lower costs; improve productivity; and enhance service quality, safety, and convenience. They also provide our Utility customers with a next-generation platform that enhances operational efficiency and lays the groundwork for future applications and services.

Echelon was incorporated in California in 1988 and reincorporated in Delaware in 1989. We have 98 patents related to our energy control networking solutions and there are more than 100 million smart devices enabled by our products deployed around the world. With our global headquarters in San Jose, California, engineering locations in the United States and Germany, and regional sales offices throughout North America, Europe and Asia, our products are available throughout the world.

Market Overview

Commercial Market - As with all markets, there are two sides of the smart grid: supply (electric utilities) and demand (their customers). Every building and home is part of the demand side of the smart grid. Buildings are responsible for nearly half of global electricity consumption and greenhouse gas emissions – and this demand is projected to increase rapidly, with total building space growing by over 25% over the next decade. Beyond homes and buildings, all devices that consume electricity, such as street lights and parking lot lights, are part of the smart grid. For example, street lighting is reported to represent as much as 60% of a city government’s electricity bill. Responding to growing demands, rising costs, and green house gas reduction mandates, government and municipality officials, building owners and building managers are continually looking for ways to control costs, make more efficient use of their energy consumption and improve customer satisfaction.

In the United States alone, projections are that a comprehensive energy efficiency program in commercial buildings could potentially reduce energy consumption by nearly 25% by 2020. Energy control networking systems are used to monitor and control key systems within buildings, including access; elevators; fire/life/safety; heating and air conditioning; lighting; sub-metering; security; and window blinds. To date, automation of these systems has been implemented primarily within large commercial buildings. We believe that the increased global interest in reducing energy consumption — both to reduce cost and minimize impact to the environment — is accelerating the adoption of energy control networks not only within large facilities but also within smaller buildings that previously have not been automated.

In public lighting, reducing consumption by 50% – an achievable goal – would not only reduce electricity expense, but would also reduce carbon dioxide emissions by over 40 million metric tons annually. The vast majority of today’s streetlamps are not “intelligent.” They turn on when a photocell attached to them reacts to the darkness, and off when the sun comes up. They burn at one level of power, and when they burn out or the photocell fails, the only way anyone knows is if a worker spots one that doesn’t work, or a citizen calls the local utility to report the outage. “Smart” streetlights are controlled as a segment and are designed to automatically respond based on a pre-determined set of rules and detect and report failures and potential problems. By networking street lighting systems, energy consumption and maintenance costs can be reduced through remote diagnostics and predictive failure reporting. In addition, networked street lighting systems can enhance safety, improve lighting quality, and serve as an infrastructure for future applications. For example, they can be turned on and off, dimmed and even flashed continually in an emergency, much like a car’s hazard lights. The end result for the city and ultimately the residents is reduced power consumption and lower energy bills for the government.

As distributed generation and renewables, such as wind and solar power, become increasingly large portions of the energy mix we believe there is an opportunity created for energy control networks within these systems to keep the system running at peak efficiency and drive down operating and maintenance costs.

Echelon Commercial Solutions - Echelon offers our Commercial customers and partners a complete energy control networking platform for creating intelligent infrastructures in cities, buildings, and homes. When these control systems become grid-aware – able to use information from utilities and the grid to modify their energy behavior – they become critical extensions of the smart grid. Examples of this action-oriented intelligence include:

•	Air conditioning systems that cool only occupied offices and/or or those scheduled to be occupied to reduce operating costs without impacting comfort.

•	Home area networks that balance the energy needs of appliances and other devices in the home to shift energy use to lower-cost times.

•

Smart lighting systems that can save energy, increase comfort, and reduce maintenance costs through features such as optimized lighting levels based on use or time of day, dynamic lighting output to maximize use of natural light, and detection and reporting of impending failure.

As the smart grid evolves, users of Echelon energy control networks in the commercial sector can create stronger, more intelligent and valuable ties to energy providers and utilities. In the future, we believe it will become commonplace for utilities to cooperate with grid-aware systems and devices to reduce power usage intelligently, giving commercial, industrial and municipal users reduced rates in exchange for lower consumption. Automated demand response, peak load management, and other programs can mean significant cost savings for commercial and residential customers. Working together, devices and systems equipped with our products can monitor and save energy; lower costs; improve productivity; enhance service, quality, safety, and convenience; and help in the transformation to a more energy efficient future and smarter electricity grid.

        The majority of products we sell to the commercial markets are built around the LonWorks® platform, a technology that we pioneered that subsequently has been or is in the process of being adopted in whole or in part in numerous industry-specific, national, and international standards, including ISO/IEC, ANSI, EN, and GB. We believe that our products enable original equipment manufacturers (OEMs) to reduce their development time and expense and bring higher quality, more functional products to market. For integrators and solution providers, we believe that our products lower installed system cost, reduce ongoing life-cycle costs, serve as a basis to provide more ongoing choice in services and products to end-users, and increase the functionality of devices and systems.

Our Commercial products include:

•

Intelligent components (microprocessors, transceivers, control modules) embedded into field devices by our customers, along with associated development tools. We believe we have unique expertise in providing cost-effective, reliable control communications across twisted pair cable used in buildings and across power lines. Sales of these products generated approximately 27.2% of our revenues in 2010, 26.1% of our revenues during 2009, and 26.6% of our revenues in 2008.

•

Networking infrastructure products (routers and network interfaces). These products are used to control and partition network traffic and to connect workstations to the network for monitoring or maintenance.

•

Intelligent devices that provide a point of intelligence at the “edge” - where control systems and the Internet connect. Our SmartServer energy managers are used in commercial demand/response, intelligent street lighting, and building energy management applications to monitor, control, and interact with intelligent field devices. Putting intelligence at the edge reduces latency and operating cost while improving system performance and survivability.

•

Management software (tools and toolkits). Our LNS® network operating system provides a client-server platform for installing, maintaining, monitoring, and interfacing with LONWORKS networks. The LNS based LonMaker® Integration Tool gives users a graphical “drag and drop” environment for designing the network’s control system.

Echelon Commercial Go-To-Market - We sell to our customers directly and through distribution, and support these worldwide sales efforts with application engineers and technical and industry experts working in our headquarters. Outside the United States, direct sales, applications engineering, and customer support are conducted through our offices in China, France, Germany, Hong Kong, Italy, Japan, the Netherlands, South Korea, and the United Kingdom. Each of these offices is staffed primarily with local employees.

While our products have been designed into a diverse set of control networking applications, Echelon focuses its direct sales activities on four markets. We have a global sales team dedicated to working with large commercial building control OEMs focused on these accounts to create best practices and maximize design wins. Through a regional sales force we target three end user verticals that we have identified as large, growing, and ideal for energy control networks: building energy management, intelligent street lighting, and renewable energy with an emphasis on solar. In these verticals we intend to increasingly focus on selling complete solutions so we can better serve customers.

Utility Market - We believe that energy control networks are a critical building block of the smart grid. Historically, utility automation systems have been single purpose systems built to solve a narrow set of problems. Because there is no sharing of information or infrastructure across these systems, costs are high and there are no opportunities to share information across systems to improve grid efficiency and reliability. While the timing and speed of the transition varies by geography, and within a given geography by utility, we believe that two principal factors — the opening of energy markets to retail competition, which motivates utilities to increase service quality and flexibility while lowering their cost-to-serve; and growing concerns regarding energy availability and sustainability, which drive regulators and utilities toward time-of-use pricing, demand response, load shifting, and other programs to reduce both energy consumption and peak-load demand — are causing the market to move from isolated systems to a holistic smart grid. With an Echelon energy control network, what used to consist of isolated systems with dedicated infrastructure can instead be comprised of applications on a common infrastructure to eliminate redundant equipment and maintenance costs and to enable sharing of information between applications to improve grid efficiency and reliability. These advanced systems offer two-way communication and multiple services over a common infrastructure to utilities and their customers, and provide the ability to add new functionality over time to “future proof” the system.

In addition, we believe that fundamental changes in the consumption and generation of power are putting aging electrical grids under stresses they were never designed to handle. Surging demands, unpredictable generation from renewable sources, volatile energy costs, changing dynamics from distributed generation and electrical vehicles, and mounting environmental concerns are coming together to change the nature of the grid. In today’s world, reliable electricity is a mission-critical function required for global economic growth. The electric grid powers cities, neighborhoods, the Internet and almost every aspect of our modern existence. Ensuring on-going reliable, efficient, cost-effective operation in the face of these pressures is leading utilities, their regulators, and governments to take actions to increase grid efficiency and reliability, and to reduce their reliance on fuel sources that generate green house gasses. We believe that in order to cost-effectively address these challenges, intelligence must be embedded into the grid itself.

Echelon Utility Solutions - Through our energy control networking solutions for the utility market Echelon helps utilities build state-of-the art smart grid systems that meet today’s needs while providing a smooth path for future expansion, even as needs and regulations change. With our Networked Energy Services (NES) system, we help transform the existing electricity grid into an energy control network, enabling utilities to deliver improved satisfaction and new services to their customers. We enable utilities to support the growing amount of data coming in from the ever-increasing number of smart energy devices used in the smart grid and help them make near real-time, local analysis and decisions regarding energy consumption at the edge of the grid – closer to where the action is taking place. This allows utilities to eliminate single-points-of-failure on the grid and to fix issues faster, often before they can impact customers. The NES system can help utilities create infrastructure that is self-protecting and self-healing, enables new service offerings, and allows greater collaboration with consumers than was possible previously.

Echelon’s NES smart grid infrastructure consists of a web services based network operating system that interacts with a family of highly integrated, advanced electricity meters and other smart grid devices over an IP network infrastructure. Unlike metering systems with a dedicated radio per metering point, the NES system enables multiple devices to share a single IP connection through the use of the Open Smart Grid Protocol (OSGP) and Echelon’s proven standards-based power line networking technology. This can significantly decrease the per-point connection cost, enabling the system to easily and cost-effectively incorporate new wide area networking technologies over the life of the system. Echelon’s open system interfaces allow the system to be cost-effectively expanded, adapted, and customized to meet the needs of utilities today and in the future. Much more than a simple advanced metering infrastructure (AMI) system focused on billing related services, the NES system provides utilities with a wealth of information about the status, operation and health of the grid that enables them to reduce operating costs while increasing service quality. NES helps utilities compete more effectively, reduce operating costs, provide expanded services and help energy users manage and reduce overall energy use.

Within the NES system, we embed intelligence at three levels of the smart grid:

•	The field – through our smart meters and other smart devices from third parties that connect into our smart grid infrastructure;

•

The edge of the grid – with our Edge Control Node (ECN) and data concentrators that put more control at low voltage transformers where the grid connects with customers for immediate event analysis and response; and

•

The enterprise – with our networking operating system software that integrates with a utility’s business processes and systems, and our element manager software tool that helps utilities operate and maintain their systems efficiently.

In 2010, we announced that we were developing another innovative platform to add to our NES portfolio, the Echelon Control System (ECoS) and ECN. We currently expect these products will be available during the second half of 2011. ECoS, which brings intelligent distributed control to the edge of the grid, is an open and secure software application framework built on Echelon’s 20 years of experience in energy control networking innovation. The ECoS platform and ECoS software powers our ECN series of products, letting utilities and their partners quickly build applications that can share grid data in nearly real time at the edge of the grid — the critical point where the low voltage power distribution network meets customers. ECoS provides the reliability, security, and response time needed for a smarter grid. Also in 2010, in partnership with the Energy Services Network Association (ESNA) we began a process to publish and standardize the OSGP used by NES field devices as a European and international standard. We believe that publishing OSGP as an open standard will increase the market for compatible products by increasing innovation in the marketplace and enabling utilities to purchase best of breed products from multiple suppliers.

To date, more than 35 million meters have been integrated with Echelon control networking technology globally, and we have delivered over 2 million of our own smart meters. However, the smart grid goes well beyond the smart meter. While efficient monitoring, storage and analysis of meter data is essential to decisions about load distribution, future infrastructure investments, and other planning, it is just part of the picture. Utilities must find a way to make existing equipment respond to the new types of demand that will be created by technologies such as electric vehicles and residential solar power. And, that means finding a way to make sure that the right amount of energy is provided at the right time at the edge of the grid. We believe our end-to-end energy control networking solutions are a very critical element of incorporating intelligence into the grid, buildings, streetlights, and the like.

Echelon Utility Go-to-Market - We market and sell to utilities, both directly and through value added resellers (VARs) that offer additional products and services to build tailored solutions. In Europe, North America and other markets with strong product-market fit, we sell our complete flagship NES system, along with our ECoS-powered Edge Control Node for low voltage distribution automation. In other markets, such as Brazil, we partner with local suppliers to build NES and OSGP-compliant solutions based on Echelon subsystems. In January 2010, we announced an agreement with the Brazil meter manufacturer ELO Sistemas Eletronicos (ELO) under which ELO is developing and marketing smart NES-compatible electricity meters in Brazil and elsewhere in Latin America, becoming the first alternate source for NES meters on the market. This agreement represents an important next step in our strategy to establish the NES System as an open, standard platform for smart grid systems. In markets where alternative standards and approaches have been established, our Utility and Commercial sales teams go to market together with components such as our best-of-breed power line communication (PLC) products and our unique PLC meshing modules.

        Primary customers of the NES system are VARs such as Eltel Networks A/S, E.ON ES Sverige AB, EVB, Görlitz, ENERGOAUDITCONTROL, and Telvent Energia SA. Representative end-use customers served through our VARs include SEAS-NVE, Energi Midt, and NRGi in Denmark, Vattenfall and E.ON in Sweden, Linz in Austria, and Fortum in Finland. In the United States, we market to VARs and directly to utilities. A representative direct customer in the United States is Duke Energy.

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

Our total expenses for product development were $34.8 million for 2010, $35.4 million for 2009, and $37.8 million for 2008. Included in these totals were stock-based compensation expenses of $4.2 million, $5.7 million, and $6.0 million, for the years ended December 31, 2010, 2009, and 2008, respectively. In addition, during 2010, we received payments of $4.5 million from a third party that were used to offset our product development expenses. Without those offsetting payments, our 2010 product development expenses would have been $4.5 million higher, or $39.3 million.

We anticipate that we will continue to commit substantial resources to product development in the future and, as a result, product development expenses may continue to increase over historical levels. To date, we have not capitalized any software development costs from our development efforts.

Marketing

Our integrated marketing efforts focus on two key elements: awareness and demand generation/sales enablement. From an awareness perspective, we seek to generate visibility and credibility of our brand, the products and solutions that we offer, and the capabilities and benefits that they bring. Our marketing program comprises press releases, advertising, collateral such as brochures, published technical and thought-leadership papers, newsletters and customer case studies touting the benefits our customers are seeing from implementing our solutions. We also participate in industry trade shows, speak at industry conferences and are continually enhancing our global websites. Marketing also focuses on making it easier for our sales teams and our partners to sell our solutions. We do this through a variety of demand generation and sales enablement activities such as webinars/seminars, direct mail, lead-generation from our participation at industry exhibitions and conferences, and the production of focused selling tools such as sales playbooks, competitive analyses, and sales presentations and training. We have also formed and actively participate in two associations directly focused on the adoption of our products, LONMARK® International and the Energy Services Network Association (ESNA), and participate in other relevant industry organizations.

Training and Support

We offer a variety of technical training courses covering our products and technology. These courses are designed to provide hands-on, in-depth and practical experience that can be used immediately by our customers to build products and systems based on our products. In some instances these classes are licensed to third parties in foreign markets who present them in the local language. Additionally, we offer a variety of computer-based training courses that can be taken over the Internet. We also offer telephone, e-mail, and on-site technical support to our customers on a term contract or per-incident basis. The goal of these support services is to resolve customers’ technical problems on a timely basis, ensure that our products will be used properly, and shorten the time required for our customers to develop products that use our technology. Lastly, we offer a variety of post-contract support (PCS) packages for our NES System Software and Element Manager products, which we market as Software Investment Protection (SIP). These SIP packages range from providing simple bug fixes to providing software upgrades and enhancements.

Principal Customers

During the three years ended December 31, 2010, we had four customers that accounted for significant portion of our revenues: EBV Electronik, the primary distributor of our Commercial products in Europe; Duke Energy, a U.S. utility company; and Eltel Networks and ES Elektrosandberg, value added resellers of our Utility products. For the years ended December 31, 2010, 2009, and 2008, the percentages of our revenues attributable to sales made to these customers were as follows:

	Year Ended December 31,
	2010	2009	2008
Eltel	28.5%	25.3%	4.2%
EBV	12.8%	13.6%	15.3%
Duke	6.3%	10.7%	10.3%
ES	0.5%	1.4%	14.9%

Total	48.1%	51.0%	44.7%

Our international sales include both export sales and sales by international subsidiaries and accounted for 78.1% of our total revenues for 2010, 74.9% of our total revenues for 2009, and 76.8% of our total revenues for 2008.

Geographic Information

We operate in three main geographic areas: the Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific / Japan (APJ). Each geographic area provides products and services to our customers located in the respective region. Our long-lived assets include property and equipment, goodwill, purchased technology, and deposits on our leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2010 and 2009, long-lived assets of approximately $37.0 million and $41.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary revenue information by geography for the years ended December 31, 2010, 2009, and 2008 is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Americas	$26,769	$27,746	$33,448
EMEA	73,543	65,656	88,312
APJ	10,725	9,936	12,287

Total	$111,037	$103,338	$134,047

Manufacturing

Our manufacturing strategy is to outsource production to third parties where it reduces our costs and to limit our internal manufacturing to such tasks as quality inspection, system integration, custom configuration, testing, and order fulfillment. We maintain manufacturing agreements with Cypress and Toshiba related to the Neuron® Chip. Toshiba declined to renew its Neuron Chip agreement with Echelon, which expired in January 2010. However, Toshiba and Echelon have agreed that Toshiba will continue to accept orders for Neuron Chips from its customers through September 2011 for deliveries through December 2012. We also maintain manufacturing agreements with STMicroelectronics for production of our power line transceiver, with Cypress for production of our free topology transceiver, with Open-Silicon for production of our Neuron 5000 microprocessor, and with Cypress, On Semiconductor, and AMI Semiconductor for the production of certain other components we sell.

For most of our products requiring assembly, we use third party contract electronic manufacturers (CEMs), including Jabil and TYCO. These CEMs procure material and assemble, test, and inspect the final products to our specifications.

Working Capital

As of December 31, 2010, we had working capital, defined as current assets less current liabilities, of $77.3 million, which was a decrease of approximately $19.1 million compared to working capital of $96.4 million as of December 31, 2009.

As of December 31, 2010, we had cash, cash equivalents, and short-term investments of $64.6 million, which was a decrease of approximately $15.5 million compared to a balance of $80.1 million as of December 31, 2009. Cash used in operating activities in 2010 of $9.2 million was primarily the result of our net loss of $31.3 million, which was partially offset by non-cash charges for stock-based compensation expenses of $12.3 million, depreciation and amortization expenses of $6.7 million, and a net change in our operating assets and liabilities of $3.1 million.

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

In each of our markets, our competitors include both small companies as well as some of the largest companies in the electronics industry operating either alone or together with trade associations and partners. Our key competitors in the commercial markets include companies such as Digi, STMicroelectronics, Maxim, Texas Instruments, and Siemens. Key competitors in the Utility market include Aclara, Elster, Enel, GE, IBM, Iskraemeco, Itron, Kamstrup, Landis+Gyr, Siemens, and Silver Spring Networks. Key industry standard and trade group competitors include BACnet, Konnex, DALI, DeviceNet, HART, Profibus, Zigbee and the ZWave Alliance in commercial markets and DLMS in the Utility market.

Additionally, while our product implementations are proprietary to Echelon and are often protected by unique, patented implementations, LONWORKS technology is open, meaning that many of our basic control networking patents are broadly licensed without royalties or license fees. For instance, all of the network management commands required to develop software that competes with our LNS software are published as are the messages used by NES field devices. As a result, our customers are capable of developing hardware and software solutions that compete with many of our products.

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

In addition, the market for our products may experience a movement towards standards-based protocols driven by governmental action, such as smart grid standards being considered in the U.S. by the National Institute of Standards and Technology (NIST), and the EU 441 mandate, which directs European standards organizations to create standards for smart metering interoperability. To the extent that we do not adopt such protocols or do not succeed in achieving adoption of OSGP and other protocols we use as standards or de facto standards, sales of our products may be adversely affected. The adoption of voluntary standards or the passage of governmental regulations that are incompatible with our products or technology could limit the market opportunity for our products, which could harm our revenues, results of operations, and financial condition.

Proprietary Rights

We own numerous patents, trademarks, and logos. As of February 28, 2011, we had received 98 United States patents, and had 8 patent applications pending. Some of these patents have also been granted in selected foreign countries. Many of the specific patents that are fundamental to LONWORKS technology have been licensed to our customers with no license fee or royalties. At present, the principal value of the remaining patents relates to our specific implementation of our products and designs.

We hold several trademarks in the United States, many of which are registered, including Echelon, LonBuilder®, LONMARK, LonTalk®, LONWORKS, Neuron, LON, LonPoint®, LonUsers®, LonMaker, 3120®, 3150®, LNS, LonManager®, Digital Home®, and NodeBuilder®. We have also registered some of our trademarks and logos in foreign countries.

Employees

As of February 28, 2011, we had 318 employees worldwide, of which 136 were in product development, 73 were in sales and marketing, 50 were in general and administrative, 47 were in operations, and 12 were in customer support and training. About 214 employees are located at our headquarters in California and 43 employees are located in other offices throughout the United States. Our remaining employees are located in eleven countries worldwide, with the largest concentrations in Germany, China, Hong Kong, the Netherlands, and the United Kingdom. None of our employees is represented by a labor union. We have not experienced any work stoppages and we believe relations with our employees are good.

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

Executive Officers of the Registrant

Ronald Sege, age 53, has been our President and Chief Executive Officer and a member of our board of directors since August 2010. Prior to joining Echelon, he was President and Chief Operating Officer of 3COM Corporation from 2008 to 2010. He held the position of President and CEO of Tropos Networks from 2004 to 2008, and was the President and CEO of Ellacoya Networks from 2001 to 2004. Earlier in Mr. Sege’s career, he was Executive Vice President at Lycos from 1998 to 2001 and he spent 10 years at 3COM holding various Executive Vice President and Vice President positions. Mr. Sege received his BA in Economics from Pomona College and earned an MBA from Harvard University.

M. Kenneth Oshman, age 70, was our Chairman and Chief Executive Officer December 1988 to November 2009. In November 2009, he resigned as CEO and was named Executive Chairman. He also served as our President from 1988 to 2001. Prior to joining Echelon, Mr. Oshman, with three associates, founded ROLM Corporation, a telecommunications equipment company, in 1969. He was Chief Executive Officer, President, and a director of ROLM from its founding until its merger with IBM in 1984. Following the merger, he became a Vice President of IBM and a member of the Corporate Management Board. He remained in that position until 1986. Prior to founding ROLM, Mr. Oshman was a member of the technical staff at Sylvania Electric Products from 1963 to 1969. Mr. Oshman earned B.A. and B.S.E.E. degrees from Rice University and M.S. and Ph.D. degrees in Electrical Engineering from Stanford University.

Oliver R. Stanfield, age 61, has been our Executive Vice President & Chief Financial Officer since September 2001. He served as our Vice President and Chief Financial Officer from March 1989 to August 2001. Mr. Stanfield joined our company from ROLM, where he served in several positions since 1980, including: Director of Pricing; Vice President, Plans and Controls; Vice President, Business Planning; Vice President, Financial Planning and Analysis; Treasurer; and Controller, Mil Spec Division. Prior to joining ROLM, Mr. Stanfield worked for ITEL Corporation, Computer Automation and Rockwell International. Mr. Stanfield began his business career with Ford Motor Company in 1969 in various accounting positions while completing a B.S. degree in Business Administration and an M.B.A. degree from the University of Southern California.

Michael T. Anderson, age 41, has been our Senior Vice President of Utilities Sales & Market Development since November 2009. Mr. Anderson joined our company from Telcordia Technologies, where he was President of the Next Generation software division, focused on telecommunications companies globally. From 2001 to 2004, he was Vice President of Marketing & Business Development for ADC Software division. Prior to joining ADC, Mr. Anderson served as President & CEO of two startup technology companies, Big Planet and Telismart, which were both sold under his leadership. Prior to these assignments, he was Vice President of Product Development for GST Telecom, a company that was acquired by Time Warner. Mr. Anderson started his career with AT&T in 1992. He holds a B.A. from the University of Washington.

        Anders B. Axelsson, age 51, has been our Senior Vice President of Commercial Sales & Market Development since June 2003. Prior to joining our company, he was Chief Executive Officer of PowerFile, Inc. From 1999 to 2001, he was President/General Manager of Snap Appliances, Inc. Between 1992 and 1999, he worked for Measurex, which was later acquired by Honeywell, and served in several positions, including Vice President of Engineering and Marketing and President/Managing Director for Europe. Mr. Axelsson started his career with ABB in 1981 where he worked for 11 years in various sales, marketing, and engineering management positions. He holds a B.S. in Electrical Engineering from ED Technical Institute in Jonkpoing, Sweden and is a graduate of the Executive Program at the University of Michigan.

Kathleen Bloch, age 54, has been our Senior Vice President and General Counsel since February 2003. Prior to joining our company, Ms. Bloch was a partner in the law firm of Wilson Sonsini Goodrich & Rosati, P.C., where she practiced from 1996 to 2003. Prior to joining Wilson Sonsini Goodrich & Rosati, she was a partner with the San Francisco and Los Angeles offices of Sheppard Mullin Richter & Hampton. Ms. Bloch received a B.S. degree in Business Administration from the University of Southern California and her law degree from Stanford Law School.

Russell Harris, age 49, joined us in September 2001 as our Senior Vice President of Operations. Prior to joining our company, he served as the Vice President of Operations for NetDynamics from 1996 until its acquisition by Sun Microsystems in 1998. From 1998 to 1999, Mr. Harris served in a management transition role for Sun Microsystems. From 1991 to 1996, Mr. Harris was the Director of Operations at Silicon Graphics, Inc. From 1985 through 1991, he held various positions at Convergent Technologies and Unisys Corporation. His last position at Unisys was as Director of IT for Worldwide Operations. Mr. Harris earned B.S. and M.S. degrees in Industrial Engineering from Stanford University.

Bob Machlin, age 53, has been our Senior Vice President of Products since August 2008. Prior to joining our company, he served as President and CEO of SkyPilot Networks from 2005 to 2008, AirFlow Networks from 2003 to 2005, and Catena Networks (now part of Ciena) from 1999 to 2002. He also held executive positions at Ascend Communications (now Alcatel-Lucent), Cascade Communications (now Alcatel-Lucent), Motorola, and Honeywell Information Systems. Mr. Machlin holds a B.S. degree in mechanical engineering from Tufts University and an M.B.A from Harvard Business School.

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

Our Utility revenues may not be predictable, which could cause volatility in the price of our stock.

We and our partners sell our smart metering and distribution automation products to utilities. For several reasons, sales cycles with utility companies can be extended and unpredictable. Utilities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending. In addition, in many instances, a utility may require one or more field trials of a smart grid system (such as one based on our NES system) before moving to a volume deployment. There is also generally an extended development and integration effort required in order to incorporate a new technology into a utility’s existing infrastructure. A number of other factors may also need to be addressed before the utility decides to engage in a full-scale deployment of our NES System, including:

•	regulatory factors, standards compliance, or internal utility requirements that may affect the AMI system or the timing of its deployment;

•	the time it takes for utilities to evaluate multiple competing bids, negotiate terms, and award contracts for large scale metering system deployments;

•	the deployment schedule for projects undertaken by our utility or systems integrator customers; and

•	delays in installing, operating, and evaluating the results of a smart grid field trial that is based on our NES System.

As a result, we can often spend up to two years working either directly or through a reseller to make a sale to a utility. At the end of that lengthy sales process, there is no guarantee that we will be selected by the utility.

In addition, shipment of Utility products to a particular jurisdiction or customer is generally dependent on either obtaining regulatory approval for the NES meter or other products from a third party for the relevant jurisdiction, or satisfying the customer’s internal testing requirements, or both. This certification approval process is often referred to as homologation. Further, shipment of Utility products into some jurisdictions requires our contract manufacturers to pass certain tests and meet various standards related to the production of our NES meters. Failure to receive any such approval on a timely basis or at all, or failure to maintain any such approval, would have a material adverse impact on our ability to ship our Utility products, and would therefore have an adverse affect on our results of operations and our financial condition.

Once a utility decides to move forward with a large-scale deployment of a smart grid project that is based on our NES System, the timing of and our ability to recognize revenue on our Utility product shipments will depend on several factors. These factors, some of which may not be under our control, include shipment schedules that may be delayed or subject to modification, other contractual provisions, such as customer acceptance of all or any part of the NES system, and our ability to manufacture and deliver quality products according to expected schedules. In addition, the complex revenue recognition rules relating to products such as our NES system may also require us to defer some of our Utility revenues until certain conditions are met in a future period.

As a consequence of these long sales cycles, unpredictable delay factors, and complex revenue recognition policies, our ability to predict the amount of Utility revenues that we may expect to recognize in any given fiscal quarter is likely to be limited. As Utility revenues account for an increasing percentage of our overall revenues, we are likely to have increasing difficulty in projecting our overall financial results. Our inability to accurately forecast future revenues is likely to cause our stock price to be volatile.

Sales of our Utility products may fail to meet our financial targets, which would harm our results of operations.

We have invested and intend to continue to invest significant resources in the development and sales of our Utility products, including our newest additions to our NES portfolio of products, the Echelon Control System and the Edge Control Node. Our long-term financial goals include expectations for a reasonable return on these investments. However, to date the revenues generated from sales of our Utility products have not yielded gross margins in line with our long term goals for this product line, although our operating expenses have increased significantly.

In order to achieve our financial targets, we must meet the following objectives:

•	Increase market acceptance of our Utility products in order to increase Utility revenues;

•

Increase gross margin from our Utility revenues by continuing to reduce the cost of manufacturing our Utility products, while at the same time managing manufacturing cost pressures associated with commodity prices and foreign exchange fluctuations;

•	Manage the manufacturing transition to reduced-cost Utility products; and

•	Manage our operating expenses to a reasonable percentage of revenues.

We cannot assure you that we will meet any or all of these objectives to the extent necessary to achieve our financial goals and, if we fail to achieve our goals, our results of operations are likely to be harmed.

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our business or operating results.

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. The continuing economic slowdown and the uncertainty over its breadth, depth and duration continue to put pressure on the global economy and have a negative effect on our business. Further, the recent worldwide financial and credit crisis has hampered the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit, combined with losses in worldwide equity markets, has continued to contribute to the recent world-wide economic recession.

While we do not currently depend on access to the credit markets to finance our operations, there can be no assurance that the current state of the financial markets will not impair our ability to obtain financing in the future, including, but not limited to, our ability to draw on funds under our existing credit facilities or our ability to incur indebtedness or sell equity if that became necessary or desirable. If we were not able to obtain additional financing when needed, our ability to invest in additional research and development resources and sales and marketing resources could be adversely affected, which could hinder our ability to sell competitive products into our markets on a timely basis.

In addition, there could be a number of follow-on effects from the credit crisis on our business, such as the insolvency of certain of our key customers, which could impair our distribution channels or result in the inability of our customers to obtain credit to finance purchases of our products.

        This uncertainty about future economic and political conditions makes it difficult for us to forecast operating results and to make decisions about future investments. We continue to see the effects of the economic slowdown on both our Utility and Commercial revenues. If economic activity in the U.S. and other countries’ economies remains weak, many customers may continue to delay, reduce, or even eliminate their purchases of networking technology products. This could result in continued reductions in sales of our products, longer sales cycles, slower adoption of our technologies, increased price competition, and increased exposure to excess and obsolete inventory. For example, distributors could decide to further reduce inventories of our products. Also, the inability to obtain credit could cause a utility to postpone its decision to move forward with a large scale deployment of our Utility products. If conditions in the global economy, U.S. economy or other key vertical or geographic markets we serve remain uncertain or continue to be weak, we would experience material negative impacts on our business, financial condition, results of operations, cash flow, capital resources, and liquidity.

Because our products use components or materials that may be subject to price fluctuations, shortages, interruptions of supply, or discontinuation, we may be unable to ship our products in a timely fashion, which would adversely affect our revenues, harm our reputation and negatively impact our results of operations.

We may be vulnerable to price increases for products, components, or materials, such as copper, silver, and cobalt. We generally do not enter into forward contracts or other methods of hedging against supply risk for these items. In addition, we have in the past and may in the future occasionally experience shortages or interruptions in supply for certain of these items, including products or components that have been or will be discontinued, which can cause us to delay shipments beyond targeted or announced dates. For example, as a result of the recent earthquake and tsunami in Japan, we may experience shortages of supply for components that we source from companies located in Japan. To help address these issues, we may decide to purchase quantities of these items that are in excess of our estimated requirements. As a result, we could be forced to increase our excess and obsolete inventory reserves to provide for these excess quantities, which could harm our operating results. In addition, if a component or other product goes out of production, we may be required to requalify substitute components or products, or even redesign our products to incorporate an alternative component or product.

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

We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events, as well as from power outages. A natural disaster, power outage, or other unanticipated problem could also adversely affect our business by, among other things, harming our primary data center or other internal operations, limiting our ability to communicate with our customers, limiting our ability or our partners’ or customers’ ability to sell or use our products, or affecting our suppliers’ ability to provide us with components or products. For example, the recent earthquake and tsunami in Japan may adversely impact our revenues from customers located in Japan and/or our ability to source parts from companies located in Japan. We do not insure against several natural disasters, including earthquakes.

Any outbreak of a widespread communicable disease pandemic, such as the outbreak of the H1N1 influenza virus in 2009, could similarly impact our operations. Such impact could include, among other things, the inability for our sales and operations personnel located in affected regions to travel and conduct business freely, the impact any such disease may have on one or more of the distributors for our products in those regions, and increased supply chain costs. Additionally, any future health-related disruptions at our third-party contract manufacturers or other key suppliers could affect our ability to supply our customers with products in a timely manner, which would harm our results of operations.

We are exposed to credit risk and payment delinquencies on our accounts receivable, and this risk has been heightened during the current decline in economic conditions.

We only recognize revenue when we believe collectability is reasonably assured. However, only a relatively small percentage of our outstanding accounts receivables are covered by collateral, credit insurance, or acceptable third-party guarantees. In addition, our standard terms and conditions require payment within a specified number of days following shipment of product, or in some cases, after the customer’s acceptance of our products. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. Additionally, when one of our resellers makes a sale to a utility, we face further credit risk, and we may defer revenue, due to the fact that the reseller may not be able to pay us until it receives payment from the utility. This risk could become more magnified during a particular fiscal period if the resellers facing credit issues represent a significant portion of our accounts receivable during that period. As economic conditions change and worsen, certain of our direct or indirect customers may face liquidity concerns and may be unable to satisfy their payment obligations to us or our resellers on a timely basis or at all, which would have a material adverse effect on our financial condition and results of operations.

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

We also maintain manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products, including those used in our Utility products. The Neuron Chip is an important component that we and our customers use in control network devices. In addition to those sold by Echelon, the Neuron Chip is currently manufactured and distributed by two providers, Toshiba and Cypress Semiconductor. Toshiba has declined to renew its Neuron Chip agreement with us, which expired in January 2010. However, we have agreed with Toshiba that Toshiba will continue to accept orders for Neuron Chips from its customers through September 2011 for deliveries through December 2012. In the meantime, we are implementing a plan to allow for a smooth migration path for Toshiba’s customers to our new Neuron 5000 processor, which we purchase from Open-Silicon. Another semiconductor supplier, STMicroelectronics, manufactures our power line smart transceiver products, for which we have no alternative source. In addition, we currently purchase several key products and components from sole or limited source suppliers with which we do not maintain signed agreements that would obligate them to supply to us on negotiated terms.

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

We may also elect to change any of these key suppliers. For example, in 2009 we completed the process of ending our relationship with a former CEM partner, Flextronics. As part of this transition, we moved the production of products Flextronics built for us to alternative CEMs. We were also required to purchase certain raw material and in-process inventory from Flextronics that Flextronics procured in anticipation of our production requirements. In addition, if any of our key suppliers were to stop manufacturing our products or supplying us with our key components, it could be expensive and time consuming to find a replacement. Also, as our Utility business grows, we will be required to expand our business with our key suppliers or find additional sources of supply. There is no guarantee that we would be able to find acceptable alternative or additional sources. Additional risks that we face if we must transition between CEMs include:

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

Our products may contain or may be alleged to contain undetected errors or failures. In addition, our customers or their installation partners may improperly install or implement our products, which could delay completion of a deployment or hinder our ability to win a subsequent award. Furthermore, because of the low cost and interoperable nature of our Commercial products, LONWORKS technology could be used in a manner for which it was not intended.

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

Competitors for our Utility products include Aclara, Elster, Enel, GE, IBM, Iskraemeco, Itron, Kamstrup, Landis+Gyr, Siemens, and Silver Spring Networks, which directly or through IT integrators such as IBM or telecommunications companies such as Telenor, offer metering systems that compete with our Utility offerings.

For our Commercial products, our competitors include some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. Key company competitors include companies such as Digi, STMicroelectronics, Maxim, Texas Instruments, and Siemens. Key industry standard and trade group competitors include BACnet, DALI, and Konnex in the buildings industry; DeviceNet, HART, and Profibus in the industrial control market; DLMS in the utility industry; Echonet, ZigBee and the Z-Wave alliance in the home control market; and the Train Control Network (TCN) in the rail transportation market. Each of these standards and/or alliances is backed by one or more competitors. For example, the ZigBee alliance includes over 300 member companies with promoter members such as Ember, Emerson, Freescale, Itron, Kroger, Landis+Gyr, Philips, Reliant Energy, Schneider Electric, STMicroelectronics, Tendril, and Texas Instruments.

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

We market our Utility products directly, as well as through selected VARs and integration partners. We believe that a significant portion of our Utility sales will be made through our VARs and integration partners, rather than directly by us. To date, our VARs and integration partners have greater experience in overseeing projects for utilities. As a result, if our relationships with our VARs and integration partners are not successful, or if we are not able to create similar distribution channels for our Utility products with other companies in other geographic areas, revenues from sales of our Utility products may not meet our financial targets, which will harm our operating results and financial condition.

Currently, significant portions of our Commercial revenues are derived from sales to distributors, including EBV, the primary independent distributor of our products to OEMs in Europe. Historically, sales to EBV, as well as sales to our other distributor partners, have accounted for a substantial portion of our total Commercial revenues. Agreements with our distributor partners are generally renewed on an annual basis. If any of these agreements are not renewed, we would be required to locate another distributor or add our own distribution capability to meet the needs of our end-use customers. Any replacement distribution channel could prove less effective than our current arrangements. In addition, if any of our distributor partners fail to dedicate sufficient resources to market and sell our products, our revenues would suffer. Furthermore, if they significantly reduce their inventory levels for our products, service levels to our end-use customers could decrease.

Voluntary standards and governmental regulatory actions in our markets could limit our ability to sell our products.

Standards bodies, which are formal and informal associations that attempt to set voluntary, non-governmental product standards, are influential in many of our target markets. We participate in many voluntary standards organizations around the world in order to help prevent the adoption of exclusionary standards as well as to promote voluntary standards for our products. However, we do not have the resources to participate in all voluntary standards processes that may affect our markets and our efforts to influence the direction of those standards bodies in which we do participate may not be successful. Many of our competitors have significantly more resources focused on standards activities and may influence those standards in a way that would be disadvantageous to our products.

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

In addition, the markets for our Utility and Commercial products may experience a movement towards standards based protocols driven by governmental action, such as those being considered in the U.S. by NIST and in Europe by those related to the EU 441 mandate. We are also attempting to gain adoption for our Open Smart Grid Protocol, which is used by smart meters and other devices within our NES System. To the extent that we do not adopt such protocols or do not succeed in achieving adoption of our own protocols as standards or de facto standards, sales of our Utility and Commercial products may be adversely affected. Moreover, if our own protocols are adopted as standards, we run the risk that we could lose business to competing implementations.

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

Competition for qualified personnel in our business areas is intense, and we may not be able to continue to retain qualified executive officers and key personnel and attract new officers and personnel when necessary. Our product development and marketing functions are largely based in Silicon Valley, which is a highly competitive marketplace. It may be particularly difficult to recruit, relocate and retain qualified personnel in this geographic area. Moreover, the cost of living, including the cost of housing, in Silicon Valley is known to be high. Because we are legally prohibited from making loans to executive officers, we will not be able to assist potential key personnel as they acquire housing or incur other costs that might be associated with joining our company. In addition, if we lose the services of any of our key personnel and are not able to find suitable replacements in a timely manner, our business could be disrupted, other key personnel may decide to leave, and we may incur increased operating expenses in finding and compensating their replacements.

We face financial and operational risks associated with our international operations.

We have operations located in eleven countries and our products are sold in many more countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 78.1%, 74.9%, and 76.8% of our total revenues for the years ended December 31, 2010, 2009, and 2008, respectively. We expect that international sales will continue to constitute a significant portion of our total net revenues.

Changes in the value of currencies in which we conduct our business relative to the U.S. dollar have caused and could continue to cause fluctuations in our reported financial results. The three primary areas where we are exposed to foreign currency fluctuations are revenues, cost of goods sold, and operating expenses.

In general, we sell our products to foreign customers primarily in U.S. dollars. As such, fluctuations in exchange rates have had, and could continue to have, an impact on revenues. As the value of the dollar rises, our products will become more expensive to our foreign customers, which could result in their decision to postpone or cancel a planned purchase.

With respect to the relatively minimal amount of our revenues generated in foreign currencies, our historical foreign currency exposure has been related primarily to the Japanese Yen and has not been material to our consolidated results of operations. However, in the future, we expect that some foreign utilities may require us to price our Utility products in the utility’s local currency, which will increase our exposure to foreign currency risk. In addition, we have agreed with EBV, our European distributor, that upon notice from EBV, we will sell our products to EBV in European Euros rather than U.S. dollars. If EBV were to exercise this right, our revenue exposure to foreign currency fluctuations would increase.

For our cost of goods sold, our products are generally assembled by CEMs in China. Although our transactions with these vendors have historically been denominated in U.S. dollars, in the future they may require us to pay in their local currency, or demand a U.S. dollar price adjustment or other payment to address a change in exchange rates, which would increase our cost to procure our products. This is particularly a risk in China, where any future revaluations of the Chinese currency against the U.S. dollar could result in significant cost increases. In addition, any future increase in labor costs in the markets where our products are manufactured could also result in higher costs to procure our products. For example, China has recently experienced overall wage increases, which our CEMs have generally passed along to us.

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

LONWORKS technology is open, meaning that many of our technology patents are broadly licensed without royalties or license fees. As a result, our Commercial customers are able to develop hardware and software solutions that compete with some of our products. Because some of our customers are OEMs that develop and market their own control systems, these customers in particular could develop competing products based on our open technology. For instance, we have published all of the network management commands required to develop software that competes with our LNS software.

In addition, many of our Commercial competitors are dedicated to promoting closed or proprietary systems, technologies, software and network protocols or product standards that differ from or are incompatible with ours. We also face strong competition from large trade associations that promote alternative technologies and standards for particular vertical applications or for use in specific countries. These include BACnet, DALI, and KNX in the buildings market; DeviceNet, HART, and ProfiBus in the industrial controls market; TCN in the rail transportation market; DLMS in the electric metering market; and Echonet, ZigBee, and Z-Wave in the home control market.

Our technologies, protocols, or standards may not be successful or we may not be able to compete with new or enhanced products or standards introduced by our Commercial product line competitors, which would have a material adverse affect on our revenues, results of operations, and financial condition.

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

Because we may incur penalties and/or be liable for damages with respect to sales of our Utility products, we could incur unanticipated liabilities that would negatively affect our operating results.

The agreements governing the sales of our NES system products may expose us to penalties, damages and other liabilities in the event of, among other things, late deliveries, late or improper installations or operations, failure to meet product specifications or other product failures, failure to achieve performance specifications, indemnities, or other compliance issues. Even in the absence of such contractual provisions, we may agree, or may be required by law, to assume certain liabilities for the benefit of our customers. Any such liabilities would have an adverse effect on our financial condition and operating results.

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

The sales cycle for our Commercial products is lengthy and unpredictable.

The sales cycle between initial Commercial customer contact and execution of a contract or license agreement with a customer or purchaser of our products, can vary widely. Initially, we must educate our customers about the potential applications of and cost savings associated with our products. If we are successful in this effort, OEMs typically conduct extensive and lengthy product evaluations before making a decision to design our products into their offerings. Once the OEM decides to incorporate our products, volume purchases of our products are generally delayed until the OEM’s product development, system integration, and product introduction periods have been completed. In addition, changes in our customer’s budgets, or the priority they assign to control network development, could also affect the sales cycle.

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

Our quarterly and annual results have varied significantly from period to period, and we have sometimes failed to meet securities analysts’ expectations. Moreover, we have a history of losses and cannot assure you that we will achieve sustained profitability in the future. Our future operating results will depend on many factors, many of which are outside of our control, including the following:

•	the mix of products and services that we sell may change to a less profitable mix;

•	shipment, payment schedules, and product acceptance may be delayed;

•	our products may not be purchased by utilities, OEMs, systems integrators, service providers and end-users at the levels we project;

•	we may be required to modify or add to our Utility product offerings to meet a utility’s requirements, which could delay delivery and/or acceptance of our products;

•

the complex revenue recognition rules relating to products such as our NES System could require us to defer some or all of the revenue associated with Utility product shipments until certain conditions, such as delivery and acceptance criteria for our software and/or hardware products, are met in a future period;

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

If we are unable to obtain additional funds when needed, our business could suffer.

We currently expect that our combined cash, cash equivalent, and short-term investment balance will decline during 2011. We expect that cash requirements for our payroll and other operating costs will continue at about existing levels. We also expect that we will continue to acquire capital assets such as computer systems and related software, office and manufacturing equipment, furniture and fixtures, and leasehold improvements, as the need for these items arises.

In the future, to the extent that our revenues grow, we may experience higher levels of inventory and accounts receivable, which will also use our cash balances. In addition, our cash reserves may be used to strategically acquire other companies, products, or technologies that are complementary to our business. Lastly, our combined cash, cash equivalents, and short-term investments balances could be negatively affected by the various risks and uncertainties that we face. For example, any continued weakening of economic conditions or changes in our planned cash outlay could negatively affect our existing cash reserves.

In the event that we require additional financing, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

Our business may suffer if it is alleged or found that our products infringe the intellectual property rights of others, or if we are unable to secure rights to use the intellectual property rights of others on reasonable terms.

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

As the result of such a claim, we may elect or be required to redesign our products that are alleged to infringe the third party’s patents or other intellectual property rights, which could cause those product offerings to be delayed. Or we could be required to cease distributing those products altogether. In the alternative, we could seek a license to the third party’s intellectual property. Even if our products do not infringe, we may elect to take a license or settle to avoid incurring litigation costs. However, it is possible that we would not be able to obtain such a license or settle on reasonable terms, or at all.

In some cases, even though no infringement has been alleged, we may attempt to secure rights to use the intellectual property rights of others that would be useful to us. We cannot guarantee that we would be able to secure such rights on reasonable terms, or at all.

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

We have also registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. If we fail to properly register or maintain our trademarks, or to otherwise take all necessary steps to protect our trademarks, the value associated with the trademarks may diminish. In addition, if we fail to protect our trade secrets or other intellectual property rights, we may not be able to compete as effectively in our markets.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or use information that we regard as proprietary, or it may not be economically feasible to enforce them. Any of our patents, trademarks, copyrights or intellectual property rights could be challenged, invalidated or circumvented. In addition, we cannot assure you that we have taken or will take all necessary steps to protect our intellectual property rights. Third parties may also independently develop similar technology without breach of our trade secrets or other proprietary rights. In addition, the laws of some foreign countries, including several in which we operate or sell our products, do not protect proprietary rights to as great an extent as do the laws of the United States, and it may take longer to receive a remedy from a court outside of the United States. Also, some of our products are licensed under shrink-wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions.

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

As of February 28, 2011, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 26.3% of our outstanding stock.

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

We also lease office space for some of our sales and marketing employees in China, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Singapore, South Korea, and the United Kingdom and for some of our research and development employees in Fargo, North Dakota, and Germany. The leases for these offices expire at various dates through 2018. As of December 31, 2010, the future minimum rental payments for all of our leased office space, including those for our corporate headquarters facilities, totaled approximately $40.6 million. For the year ended December 31, 2010, the aggregate rental expense for all leased office space was approximately $1.8 million.

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

	Price Range
Year Ended December 31, 2010	High	Low
Fourth quarter	$10.67	$7.71
Third quarter	8.96	6.90
Second quarter	10.75	7.02
First quarter	12.09	6.85

Year Ended December 31, 2009	High	Low
Fourth quarter	$15.38	$10.69
Third quarter	15.09	7.00
Second quarter	8.89	6.87
First quarter	8.94	5.13

As of February 28, 2011, there were approximately 409 stockholders of record. Because brokers and other institutions hold many shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid dividends on our capital stock and do not currently expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

Equity Compensation Plan Summary Information

For information on our equity compensation plans, please refer to Note 4 to our accompanying Consolidated Financial Statements.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of our fiscal year ended December 31, 2010.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index (which is comprised of those companies in the information technology sector of the S&P 500 Index). The graph assumes that $100 was invested in our common stock on December 31, 2005 and in the S&P 500 Index and the S&P 500 Information Technology Index. Historic stock price performance is not necessarily indicative of future stock performance.

	December 2005	December 2006	December 2007	December 2008	December 2009	December 2010
Echelon Corporation	$100.00	$102.17	$263.60	$104.09	$147.64	$130.14
S&P 500 Composite Index	$100.00	$115.79	$122.16	$76.96	$97.33	$111.99
S&P 500 Information Technology Index	$100.00	$108.42	$126.10	$71.70	$115.95	$127.77

Repurchase of Equity Securities by the Company

In April 2008, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the year ended December 31, 2010, no shares were repurchased under the repurchase program. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of December 31, 2010, 2,250,000 shares were available for repurchase. The stock repurchase program will expire in April 2011. The following table provides information about the repurchase of our common stock during the quarter ended December 31, 2010:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1- October 31	75,021	$8.52	—	2,250,000
November 1- November 30	912,382	$8.93	—	2,250,000
December 1- December 31	229,073	$10.23	—	2,250,000

Total	1,216,476	$9.15	—	2,250,000

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Product	$107,441	$100,187	$131,073	$135,405	$56,515
Service	3,596	3,151	2,974	2,172	761

Total revenues	111,037	103,338	134,047	137,577	57,276

Cost of revenues:
Cost of product	59,722	56,813	79,984	85,035	22,039
Cost of service	2,464	2,418	2,587	2,360	1,877

Total cost of revenues	62,186	59,231	82,571	87,395	23,916

Gross profit	48,851	44,107	51,476	50,182	33,360

Operating expenses:
Product development	34,762	35,435	37,753	32,644	28,221
Sales and marketing	25,062	23,525	23,635	21,181	20,408
General and administrative	17,647	15,742	17,143	16,083	13,949
Restructuring charges	1,212	—	—	—	—

Total operating expenses	78,683	74,702	78,531	69,908	62,578

Operating loss	(29,832)	(30,595)	(27,055)	(19,726)	(29,218)
Interest and other income (expense), net	393	(28)	2,925	5,717	5,817
Interest expense on lease financing obligations	(1,572)	(1,668)	(1,404)	(1,211)	(1,379)

Loss before provision for income taxes	(31,011)	(32,291)	(25,534)	(15,220)	(24,780)
Income tax expense (benefit)	301	(257)	297	452	350

Net loss	$(31,312)	$(32,034)	$(25,831)	$(15,672)	$(25,130)

Loss per share [1]:
Basic	$(0.76)	$(0.79)	$(0.64)	$(0.39)	$(0.64)

Diluted	$(0.76)	$(0.79)	$(0.64)	$(0.39)	$(0.64)

Shares used in per share calculation [1]:
Basic	41,365	40,724	40,636	39,891	39,487

Diluted	41,365	40,724	40,636	39,891	39,487

Cash dividends declared per common share	$—	$—	$—	$—	$—

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$64,632	$80,116	$87,316	$107,190	$124,157
Working capital	77,259	96,357	108,811	126,711	129,521
Total assets	145,570	164,437	185,517	204,707	211,272
Total liabilities	51,581	48,539	52,946	51,496	57,609
Total stockholders’ equity	93,989	115,898	132,571	153,211	153,663

[1]	See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing basic net loss per share, and diluted net loss per share.

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

EXECUTIVE OVERVIEW

Echelon Corporation was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. We are based in San Jose, California, and maintain offices in eleven foreign countries throughout Europe and Asia. We develop, market, and sell energy control networking solutions, a critical element of incorporating action-oriented intelligence into the utility grid, buildings, streetlights, and other energy devices – all components of the evolving smart grid, which encompasses everything from the power plant to the plug. Echelon’s products can be used to make the management of electricity over the smart grid cost effective, reliable, survivable and instantaneous. Our products enable everyday devices — such as air conditioners, appliances, electricity meters, light switches, thermostats, and valves — to be made smart and inter-connected. We offer our products and related services to OEMs and systems integrators in the building, industrial, transportation, utility/home, and other automation markets.

For the last several years, we have been investing heavily in the development of hardware and software products for use in the “smart grid.” These hardware devices and associated software are used by electric utilities in their distribution and metering systems. To date, we have generated revenues of approximately $245.0 million from these investments. We refer to this revenue as Utility revenue. We also sell certain of our products to Enel and certain suppliers of Enel for use in Enel’s Contatore Elettronico electricity meter management project in Italy. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. We refer to all other revenue as Commercial revenue. We also provide a variety of technical training courses related to our products and the underlying technology. Some of our customers also rely on us to provide customer support on a per-incident or term contract basis.

Our financial performance during 2010 reflects modest improvement in revenues from both our Utility and Commercial products, which were partially offset by an anticipated decrease in Enel Project revenues. Overall, our net revenues increased by 7.5% over amounts generated in 2009. This led to a slight reduction in our net loss for the year. The following table provides an overview of key financial metrics for the years ended December 31, 2010 and 2009 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except per share amounts and percentages).

	2010	2009	$ Change	% Change
Net revenues	$111,037	$103,338	$7,699	7.5%
Gross margin	44.0%	42.7%	—	1.3 ppt
Operating expenses	$78,683	$74 ,702	$3,981	5.3%
Net loss	$(31,312)	$(32,034)	$722	2.3%
Cash, cash equivalents, and short-term investments	$64,632	$80,116	$(15,484)	(19.3%)

•

Net revenues: As noted above, our net revenues increased in both our Utility and Commercial product lines during 2010. As compared to 2009, net revenues from our Utility and Commercial product lines increased by 18.6% and 10.3%, respectively. However, we continue to believe that our revenue levels from these products have been adversely affected by the severe economic downturn that began in late 2008 and has continued since then. Utilities are the ultimate customer for our Utility products. We believe that utilities have limited their capital expenditures in response to reduced cash flow arising from the worldwide recession. In addition, in the United States we believe that utilities further delayed decisions pending the distribution of stimulus awards from the United States Department of Energy as well as regulatory obstacles they have faced in moving forward with their smart grid roll-outs. With respect to our Commercial product line, many of our customers produce products used in commercial or industrial buildings. The markets for these products were adversely affected by the recession. However, we have seen strength in energy saving markets such as demand response. The reduction in our Enel Project revenues during 2010 was primarily due to an anticipated decrease in the level of orders placed by Enel’s meter manufacturers for metering kits under the 2006 development and supply agreement.

•

Gross margin: Our gross margin improved by 1.3 percentage points in 2010 as compared to 2009. Excluding the impact of non-cash stock-based compensation charges, gross margins improved by 0.9%, from 44.3% in 2009 to 45.2% in 2010. The year-over-year improvement in gross margin was primarily due to the fact that we continued to experience higher gross margins in our Utility product line during 2010 as compared to 2009. Utility gross margin improvement was the direct result of both continued investments we have made in engineering to develop products that cost less to build, as well as work we have done with our third party contract electronic manufacturers to reduce their costs. In addition, higher overall revenue levels also contributed to the improved gross margins as indirect costs as a percentage of revenues decreased. Partially offsetting these improvements was the negative impact resulting from the mix of products sold in 2010 as compared to 2009.

•

Operating expenses: Our operating expenses increased by 5.3% in 2010 as compared to 2009. Excluding the impact of restructuring costs and non-cash stock-compensation charges, operating expenses increased by 7.1%, from $62.0 million in 2009 to $66.4 million in 2010. Part of this increase in operating expenses was due to the restoration of full salaries in May 2010 for our U.S. based personnel. In May 2009, in light of worsening economic conditions, we implemented a structured salary reduction program in an effort to reduce our operating costs. Also contributing to the year-over-year increase were increased product development costs associated with new products for our Utility customers, increased commissions for our sales personnel, increased compensation for our interim and current Chief Executive Officers, increased fees paid to third party service providers, and charges associated with a restructuring program we commenced in December 2010. Partially offsetting these increases were payments of $4.5 million received from a third party that were used to reduce product development expenditures.

•

Net loss: Our net loss decreased by $722,000 in 2010 as compared to 2009. The $722,000 decrease in our loss was directly attributable to the $7.7 million year-over-year increase in net revenues and improved gross margins, and was partially offset by increased operating expenses. Excluding the impact of restructuring costs of $1.2 million and non-cash stock-compensation charges of $12.3 million, our net loss remained relatively unchanged in 2010.

•

Cash, cash equivalents, and short-term investments: During 2010, our cash, cash equivalent, and short-term investment balance decreased by 19.3%, from $80.1 million at December 31, 2009 to $64.6 million at December 31, 2010. This $15.5 million reduction was primarily the result of $9.2 million of cash used in operating activities, and to a lesser extent by cash used to pay taxes on behalf of our employees associated with equity compensation awards and principal payments on our lease financing obligations.

We believe that during 2011, we will continue to experience revenue growth in our Utility and Commercial product lines, as well as increased revenues from the Enel Project. This belief is dependent on many macro-economic factors, including continued market improvement for the products our Commercial customers sell that incorporate our technology, continued easing of world-wide credit markets our Utility customers rely on to fund their projects, and timely resolution of regulatory processes. Our management team remains focused on working to ensure that our company is properly positioned to capitalize on existing customer relationships, as well as new opportunities as they become available. For example, we continue to invest strategically in the development of new technologies and products to increase our share of the network infrastructure market, including technologies and products specifically aimed at the smart grid and other “green” initiatives. We also continue to enhance our sales and marketing efforts in a variety of ways, including hiring new employees to cover critical areas, adding to our existing base of third party value added resellers, and initiating new sales channel programs.

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

We recognize revenue when persuasive evidence of an arrangement exists, delivery (and acceptance, as applicable) has occurred, the sales price is fixed or determinable, collectability is probable, and there are no post-delivery obligations. For non-distributor hardware sales, including sales to third party manufacturers, these criteria are generally met at the time of shipment. For sales made to our distributor partners, these criteria are generally met at the time the distributor sells the products through to its end-use customer. Service revenue is recognized as the training services are performed, or ratably over the term of the support period.

We account for the rights of return, price protection, rebates, and other sales incentives offered to distributors of our products as a reduction in revenue. With the exception of sales to distributors, the Company’s customers are generally not entitled to return products for a refund. For sales to distributors, due to contractual rights of return and other factors that impact our ability to make a reasonable estimate of future returns and other sales incentives, revenues are not recognized until the distributor has shipped our products to the end customer.

In most instances involving large-scale deployments, our Utility products are sold as part of multiple element arrangements. These arrangements may require us to deliver our Utility products and services over an extended period of time. In October 2009, the FASB amended the accounting standards for multiple deliverable revenue arrangements to:

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

As noted above, our multiple deliverable revenue arrangements are primarily related to sales of Utility products, which may include, within a single arrangement, electricity meters and data concentrators (collectively, the “Hardware”); NES system software; Element Manager software; post-contract customer support (“PCS”) for the NES system and Element Manager software; extended warranties for the Hardware; and, occasionally, specified enhancements or upgrades to software used in the NES system. For arrangements originating or materially modified after December 31, 2009, with the exception of the NES system software, each of these deliverables is considered a separate unit of accounting. The NES system software functions together with an electricity meter to deliver its essential functionality and any related software license fee is charged for on a per meter basis. Therefore, the NES system software and an electricity meter are combined and considered a single unit of accounting. The Element Manager software is not considered to be part of an electricity meter’s essential functionality and, therefore, Element Manager software and any related PCS continues to be accounted for under industry specific software revenue recognition guidance. However, all other NES system deliverables are no longer within the scope of industry specific software revenue recognition guidance.

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

We regularly review VSOE and have established a review process for TPE and BESP. We maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the year ended December 31, 2010 resulting from changes in VSOE, TPE, or BESP, nor do we expect a material impact from such changes in the near term.

Total net revenues as reported and unaudited pro forma total net revenues that would have been reported during the year ended December 31, 2010, if the transactions entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Total net revenues for the year ended December 31, 2010	$111,037	$107,965

The $3.1 million impact to total net revenues during the year ended December 31, 2010 resulting from the adoption of the new accounting guidance was to net product revenues, and related solely to sales of our Utility products. The impact was related primarily to the fact that, under the new accounting guidance, we recorded revenue on certain transactions for which the previous accounting guidance would have required deferral. Approximately $1.8 million of the $3.1 million impact was attributable to transactions involving multiple element arrangements where software upgrades had not yet been delivered as of December 31, 2010. Under the new accounting guidance, we determined the BESP for the software upgrades and deferred the relative selling price of these items. Under the previous accounting guidance, all revenue related to these transactions would have been deferred as we did not have VSOE of fair value for the undelivered items. The remaining $1.3 million of the $3.1 million impact was primarily attributable to transactions involving multiple element arrangements in which we shipped data concentrators to a customer but had not yet shipped all of the meters associated with that arrangement. As described below, since the meters and data concentrators were not shipped in proportion to the overall expected ratio for that arrangement, under the previous accounting guidance we would have been required to defer the revenue on the excess data concentrators until the corresponding meters were shipped in a future period. Under the new accounting guidance, however, we determined the BESP for both the data concentrators and the meters and recognized revenue for the relative value of each based on the quantity that were delivered to and accepted by our customers.

As it relates to the timing and pattern of revenue recognition for Utility product sales in the future, the new accounting guidance has had a significant effect on total net revenues for transactions entered into or materially modified after December 31, 2009, and we expect this trend to continue. This expectation is primarily due to the fact that we do not currently have VSOE of fair value for most of our Utility product offerings, which often resulted in deferral of revenue as discussed below. For Utility arrangements subject to the new revenue recognition guidance, revenue allocated to meters and data concentrators will be recognized as those units are delivered to and accepted by our customers, while revenue allocated to PCS and extended warranties will be recognized ratably over the service period.

        For multiple element arrangements that were entered into prior to January 1, 2010 and that include NES system and/or Element Manager software, we defer the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, we recognize revenues for the Hardware and software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. Revenues for PCS on the NES system and Element Manager software, as well as for extended warranties on Utility Hardware products, are recognized ratably over the associated service period, which generally commences upon the latter of the delivery of all software, or the customer’s acceptance of any given Hardware shipment.

As of December 31, 2010 and December 31, 2009, approximately $3.7 million and $5.2 million, respectively, of our Utility product revenue was deferred. Of the $3.7 million of deferred revenue at December 31, 2010, approximately $1.5 million of it relates to revenue that will be accounted for under previous revenue recognition guidance while the remaining $2.2 million relates to revenue that will be accounted for under the new revenue recognition guidance.

Stock-Based Compensation. Under generally accepted accounting principles in the United States, stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense ratably over the requisite service period, which is the vesting period.

We currently use the Black-Scholes-Merton (“BSM”) option-pricing model to estimate the fair value of stock options and stock appreciation rights (“SARs”). The estimation of fair value of share-based payment awards on the date of grant using the BSM option-pricing model is affected by the fair market value of our stock on the date of grant, as well as a number of highly complex and subjective variables. These variables include the expected term of the option, the expected volatility of our stock price over the expected term of the option, risk-free interest rates, and expected dividends.

For options SARs granted prior to January 1, 2008, the expected term was calculated using the simplified method as permitted under the Securities and Exchange Commission Staff Accounting Bulletin No. 107. Under the simplified method, the expected term was calculated by taking the average of the vesting term and the contractual term of the option. For options and SARs granted subsequent to December 31, 2007, the expected term has been estimated by applying a Monte Carlo simulation model that incorporates Echelon’s historical data on post-vest exercise activity and employee termination behavior. The expected volatility is based on both the historical volatility of the our common stock over the most recent period commensurate with the expected life of the option as well as on implied volatility calculated from the market traded options on our company’s stock. We base the risk-free interest rate that we use in the BSM option-pricing model on U.S. Treasury issues in effect at the time of equity compensation grant that have remaining terms similar to the expected term of the option. We have never paid cash dividends on our common stock, and do not anticipate paying cash dividends in the foreseeable future. Therefore, we use an expected dividend yield of zero in the BSM option-pricing model.

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

We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. These determinations are made based on several sources of information, including, but not limited to, a specific customer’s payment history, recent discussions we have had with the customer, updated financial information for the customer, and publicly available news related to that customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, the credit worthiness of our overall customer base, changes in our customers’ payment patterns, and our historical experience. If the financial condition of our customers were to deteriorate, or if general economic conditions worsen, additional allowances may be required in the future, which could materially impact our results of operations and financial condition. Our allowance for doubtful accounts was $361,000 as of December 31, 2010, and $350,000 as of December 31, 2009.

Inventory Valuation. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. In general, the evaluation for excess quantities includes analyses of historical sales levels by product and projections of future demand. Inventories on hand in excess of one year’s forecasted demand are generally deemed to be excess.

In performing the excess inventory analysis, management considers factors that are unique to each of our Utility and Commercial product lines. For our Utility products, the analysis requires us to consider that Utility customers procure specific meter types that meet their requirements. In other words, any given customer may require a meter that is “custom” to their specifications. Accordingly, management must make significant judgments not only as to which customers will buy how many meters (and associated data concentrators), but also which meter type(s) each customer will buy. In making these judgments, management uses the best sales forecast information available at the time. However, because future sales volumes for any given customer opportunity have the potential to vary significantly, actual results could be materially different from original estimates. This could increase our exposure to excess inventory for which we would need to record a reserve, thereby resulting in a potentially material negative impact to our operating results.

For most of our Commercial products, our customers generally buy from a portfolio of “off-the-shelf” or standard products. In addition, whereas for our Utility customers our revenues are attributable to a relatively few customers buying substantial quantities of any given product, our Commercial revenues are composed of a larger volume of smaller dollar transactions. Accordingly, while any single Commercial customer’s demand for a given product may fluctuate from quarter to quarter, the fact that there are so many Commercial customers buying a standard product tends to average out increases or decreases in any individual customer’s demand. This has historically resulted in a relatively stable future demand forecast for our Commercial products, which, absent outside forces such as worsening general economic conditions, management evaluates in determining its requirement for an excess inventory reserve.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $904,000 as of December 31, 2010, and $1.0 million as of December 31, 2009.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
Revenues:
Product	96.8%	97.0%	97.8%
Service	3.2	3.0	2.2

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product	53.8	55.0	59.7
Cost of service	2.2	2.3	1.9

Total cost of revenues	56.0	57.3	61.6

Gross profit	44.0	42.7	38.4

Operating expenses:
Product development	31.3	34.3	28.2
Sales and marketing	22.6	22.8	17.6
General and administrative	15.9	15.2	12.8
Restructuring charges	1.1	—	—

Total operating expenses	70.9	72.3	58.6

Loss from operations	(26.9)	(29.6)	(20.2)
Interest and other income, net	0.4	—	2.2
Interest expense on lease financing obligations	(1.4)	(1.6)	(1.1)

Loss before provision for income taxes	(27.9)	(31.2)	(19.1)
Income tax expense (benefit)	0.3	(0.2)	0.2

Net loss	(28.2)%	(31.0)%	(19.3)%

Revenues

Total revenues

	Year Ended December 31,			2010 over 2009 $ Change	2009 over 2008 $ Change	2010 over 2009 % Change	2009 over 2008 % Change

(Dollars in thousands)	2010	2009	2008
Total revenues	$111,037	$103,338	$134,047	$7,699	($30,709)	7.5%	(22.9%)

The $7.7 million increase in total revenues in 2010 as compared to 2009 was primarily attributable to a $9.0 million increase in Utility revenues and a $4.6 million increase in Commercial revenues, partially offset by a $5.9 million decrease in Enel Project revenues. The $30.7 million decrease in total revenues in 2009 as compared to 2008 was primarily attributable to an $18.8 million decrease in Utility revenues, a $9.5 million decrease in Commercial revenues, and a $2.4 million decrease in Enel Project revenues.

Utility revenues

	Year Ended December 31,			2010 over 2009 $ Change	2009 over 2008 $ Change	2010 over 2009 % Change	2009 over 2008 % Change

(Dollars in thousands)	2010	2009	2008
Utility Revenues	$57,257	$48,271	$67,118	$8,986	($18,847)	18.6%	(28.1%)

During 2010, 2009, and 2008, our Utility revenues were derived primarily from a relatively small number of customers who have undertaken large-scale deployments of our NES system products. These deployments generally come to fruition after an extended and complex sales process, and each is relatively substantial in terms of its revenue potential. They vary significantly from one another in terms of, among other things, the overall size of the deployment, the duration of time over which the products will be sold, the mix of products being sold, the timing of delivery of those products, and the ability to modify the timing or size of those projects. This relative uniqueness among each deployment results in significant variability and unpredictability in our Utility revenues.

The $9.0 million increase in Utility revenues during 2010 as compared to 2009 was due to an overall increase in the level of large-scale deployments of our NES system products. In particular, the increase was primarily attributable to increased shipments of our NES products for projects in Russia and Denmark. In addition, as discussed more fully in the section titled “Critical Accounting Policies and Estimates” earlier in this section, due to our January 1, 2010 adoption of new accounting guidance for multiple element arrangements our Utility revenues during 2010 were approximately $3.1 million higher than they would have been if we had applied the revenue recognition standards in effect during the prior year.

During 2009, our Utility revenues decreased by approximately 28.1% as compared to 2008. We believe this reduction was due, at least in part, to the sudden and severe worldwide economic slowdown that began in late 2008 and continued through 2009. As a result of the recession, utilities experienced reduced cash flows, which we believe caused them to limit their capital expenditures. In addition, the economic downturn has had a particularly detrimental effect on the credit markets, both in the United States and abroad, which play a key role in a utility’s decision to move forward with a large-scale deployment, as such efforts frequently require the utility to secure financing for the project. We also believe that the American Recovery and Reinvestment Act of 2009, which was enacted in early 2009, caused many U.S. utilities to postpone their plans to move forward with their large-scale smart grid deployments. This was due to the fact that, once the stimulus program was announced, utilities throughout the United States applied for stimulus funds in order to offset a portion of their project’s expected costs.

Our ability to recognize revenue on shipments of our Utility products depends on several factors, including, but not limited to, the impact on delivery dates of any modifications to existing shipment schedules included in the contracts that have been awarded to us thus far, and certain contractual provisions, such as customer acceptance. In addition, the complex revenue recognition rules relating to products such as our NES System may require us to defer some or all of the revenue associated with shipments of these products until certain conditions are met in a future period.

Our Utility revenues have historically been concentrated with a relatively few customers. During the years ended December 31, 2010, 2009, and 2008, approximately 86.4%, 85.4%, and 93.1%, respectively, of our Utility revenues were attributable to five customers. While our Utility customers will change over time, given the nature of the Utility market, we expect our future Utility revenues will continue to be concentrated among a limited number of customers.

During the third quarter of 2010, we announced the Echelon Control System (ECoS), a new open software platform for intelligent distributed control of the smart grid. ECoS will run throughout the edge of the grid on a new Echelon product, the Edge Control Node (ECN) 7000 series of open and extensible hardware solutions. We also announced that Duke Energy will be the first customer for ECoS and the ECN. While both ECoS and the ECN currently remain under development, we expect to begin shipping final versions of the new products during the latter part of 2011, at which point revenues associated with the new products will commence.

We currently expect that our 2011 NES system revenues will increase over 2010 levels, in large part due to our expectation that world-wide macro-economic conditions and associated credit markets, which were severely impacted by the world-wide recession that began in late 2008 and continued through 2009 and much of 2010, will continue to improve.

Commercial revenues

	Year Ended December 31,			2010 over 2009 $ Change	2009 over 2008 $ Change	2010 over 2009 % Change	2009 over 2008 % Change

(Dollars in thousands)	2010	2009	2008
Commercial Revenues	$49,135	$44,549	$54,040	$4,586	($9,491)	10.3%	(17.6%)

Our Commercial revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings.

The $4.6 million increase in Commercial revenues in 2010 as compared to 2009 was primarily due to an 18% increase in revenues in the Americas region, and to a lesser extent, from more modest increases in revenues from both the APJ and EMEA regions of 9% and 4%, respectively. We believe these increases were due in large part to improving macro-economic conditions in the Americas and EMEA regions, both of which were severely impacted by the economic slowdown that began in late 2008 and continued through 2009. Within the Commercial family of products, the year-over-year increase was driven primarily from increases in our control and connectivity as well as SmartServer products.

The $9.5 million decrease in Commercial revenues in 2009 as compared to 2008 was primarily due to significant decreases in revenues in the EMEA and Americas regions. During 2009, the recession was particularly hard on many of our Commercial customers, including those in the utility, building automation, industrial automation, and transportation markets. Partially offsetting these decreases was a slight increase in sales in the APJ region. Within the Commercial family of products, the year-over-year decrease was primarily attributable to a decrease in our control and connectivity products, in particular our power line transceiver and control module products, which are used extensively by customers in the negatively impacted markets listed above.

Our future Commercial revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our Commercial products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our Commercial revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 7.3% in 2010, 6.9% in 2009, and 5.9% in 2008. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during 2011, the amount of our Commercial revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

We currently expect our 2011 Commercial revenues will continue to increase over amounts generated in 2010, due primarily to our expectation of ongoing improvements in world-wide macro-economic conditions.

Enel Project revenues

	Year Ended December 31,			2010 over 2009 $ Change	2009 over 2008 $ Change	2010 over 2009 % Change	2009 over 2008 % Change

(Dollars in thousands)	2010	2009	2008
Enel Project Revenues	$4,645	$10,518	$12,889	($5,873)	($2,371)	(55.8%)	(18.4%)

In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. The $4.6 million, $10.5 million, and $12.9 million of Enel project revenue recognized during 2010, 2009, and 2008, respectively, related primarily to shipments under the development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. Both the development and supply agreement and the software enhancement agreements expire in December 2011, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances. We currently expect that revenues from the Enel project during 2011 will be moderately higher than those generated in 2010 as we expect Enel to order higher quantities of metering kit products in 2011.

We sell our products to Enel and its designated manufacturers in United States dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Year Ended December 31,			2010 over 2009 $ Change	2009 over 2008 $ Change	2010 over 2009 % Change	2009 over 2008 % Change

(Dollars in thousands)	2010	2009	2008
Gross Profit	$48,851	$44,107	$51,476	$4,744	($7,369)	10.8%	(14.3%)
Gross Margin	44.0%	42.7%	38.4%	—	—	1.3	4.3

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

        2010 gross margins of 44.0% improved by 1.3 percentage points as compared to those generated in 2009. This improvement was primarily due to improved gross margins in our Utility product line, which resulted from a higher percentage of our Utility revenues being generated from sales of the more recent and cost reduced versions of our Utility products. In addition, as a percentage of 2010 revenues, indirect costs were down 0.9 percentage points as compared to 2009, which was due in part to higher overall revenues. Partially offsetting these improvements was the impact on gross margins resulting from the mix of revenues reported. During 2010, approximately 51.6% of our revenues were attributable to sales of our Utility products and services, 44.3% of our revenues were attributable to sales of our Commercial products and services, and the remaining 4.1% were attributable to the Enel project. During 2009, approximately 46.7% of our revenues were attributable to sales of our Utility products and services, 43.1% of our revenues were attributable to sales of our Commercial products and services, and the remaining 10.2% were attributable to the Enel project. In general, gross margins generated from sales of our Utility products are lower than those generated from both sales of our Commercial products and services as well as sales made under the Enel Project. As a result, when Utility revenues are higher as a percentage of overall revenues, as they were during 2010, overall gross margins will be negatively impacted. Conversely, when Utility revenues comprise a lower percentage of overall revenues, overall gross margins will be favorably impacted.

2009 gross margins of 42.7% improved by 4.3 percentage points as compared to those generated in 2008. This improvement was primarily due to the mix of revenues reported. As noted above, during 2009, approximately 46.7% of our revenues were attributable to sales of our Utility products and services, 43.1% of our revenues were attributable to sales of our Commercial products and services, and the remaining 10.2% were attributable to the Enel project. During 2008, approximately 50.1% of our revenues were attributable to sales of our Utility products and services, 40.3% of our revenues were attributable to sales of our Commercial products and services, and the remaining 9.6% were attributable to the Enel project. As such, the lower proportion of lower margin Utility sales in 2009 as compared to 2008 caused 2009 margins to increase. Also contributing to the year-over-year fluctuations in gross margins was the impact of improved gross margins in our Utility product line. As a percentage of 2009 revenues, indirect costs were relatively unchanged from those recorded in 2008.

Our future gross margins will continue to be affected by several factors, including, but not limited to: overall revenue levels, changes in the mix of products sold, periodic charges related to excess and obsolete inventories, warranty expenses, introductions of cost reduced versions of our Utility and Commercial products, changes in the average selling prices of the products we sell, purchase price variances, and fluctuations in the level of indirect overhead spending that is capitalized in inventory. In addition, the impact of foreign exchange rate fluctuations and labor rates may affect our gross margins in the future. We currently outsource the manufacturing of most of our products requiring assembly to CEMs located primarily in China. To the extent labor rates were to rise, or to the extent the dollar were to weaken against the Chinese currency, or other currencies used by our CEMs, our costs for the products they manufacture could rise, which would negatively affect our gross margins. Lastly, many of our products, particularly our Utility products, contain significant amounts of certain commodities, such as copper, silver, and cobalt. Prices for these commodities have been volatile, which in turn have caused fluctuations in the prices we pay for the products in which they are incorporated.

Operating Expenses

Product development

	Year Ended December 31,			2010 over 2009 $ Change	2009 over 2008 $ Change	2010 over 2009 % Change	2009 over 2008 % Change

(Dollars in thousands)	2010	2009	2008
Product Development	$34,762	$35,435	$37,753	($673)	($2,318)	(1.9%)	(6.1%)

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, equipment and supplies, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $673,000 decrease in product development expenses during 2010 as compared to 2009 was primarily due to the fact that product development expenses of $4.5 million during 2010 were offset by “contractually guaranteed payments” (as such term is defined by generally accepted accounting principles) by a third party (also discussed in Note 1(n) – Accrued Liabilities in the accompanying consolidated financial statements included in Part IV of this report). Excluding the impact of the $4.5 million in offsetting project payments, our product development expenses increased $3.8 million during 2010. This increase was primarily due to the incremental expenses we incurred associated with this project. We currently anticipate this arrangement will continue into 2011, although we expect the amount of the third party customer funding we use to reduce our product development expenses will decrease from $4.5 million in 2010 to $1.5 million in 2011. During this time, we expect our product development expenses will fluctuate from quarter to quarter. These fluctuations will be driven by both the amount of contractually guaranteed payments earned by us during the respective quarter, since the payments are used to offset current period product development expenses incurred, and any incremental expenses associated with this project that we incur in the respective period. Therefore, while the arrangement is in effect, our future quarterly product development expenses could be higher or lower than levels reported for the corresponding periods in 2010.

Another factor contributing to the 2010 decrease in product development expenses as compared to 2009 was a reduction in non-cash equity compensation charges, which decreased by $1.5 million between the two periods. This reduction was due primarily to the equity awards issued in conjunction with our 2008 employee stock option exchange program. Many of these awards, which were granted in December 2008, vested in full during 2009. As such, the grant date fair value associated with these awards was fully expensed during 2009.

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

In April 2010, we announced that our Board of Directors had approved a restoration of salary for all of our employees who had been affected by the structured salary reduction we implemented in 2009. The salary restoration took effect on May 1, 2010, and as a result, compensation expense for product development personnel would be expected to increase for the full year 2011. However, in December 2010, we initiated a restructuring program which is expected to reduce our product development headcount by approximately 10% in 2011. When coupled with the reduction in offsetting third party payments as discussed above, we expect our overall product development expenses will increase slightly in 2011 as compared to 2010.

Sales and marketing

	Year Ended December 31,			2010 over 2009 $ Change	2009 over 2008 $ Change	2010 over 2009 % Change	2009 over 2008 % Change

(Dollars in thousands)	2010	2009	2008
Sales and Marketing	$25,062	$23,525	$23,635	$1,537	($110)	6.5%	(0.5%)

Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.

The $1.5 million increase in sales and marketing expenses in 2010 as compared to 2009 was primarily due to a $584,000 increase in compensation expenses, which was driven by a $1.1 million increase in commission expenses partially offset by a $482,000 reduction in non-cash equity compensation charges. Also contributing to year-over-year increase was a $396,000 increase in travel and entertainment expenses, a $323,000 increase in marketing expenses, and $234,000 of other miscellaneous spending increases. Partially offsetting the year-over-year increase was approximately $24,000 of favorable foreign currency exchange rate fluctuations between the United States dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen. Excluding the impact of these exchange rate fluctuations, sales and marketing expenses increased by approximately 6.6% between the two years.

The $110,000 decrease in sales and marketing expenses in 2009 as compared to 2008 was primarily due to $431,000 reduction in advertising and product promotion costs, a $233,000 reduction in facility costs resulting primarily from the June 2008 amendments to the lease agreements for our San Jose, California headquarters facility, a $229,000 reduction in travel and entertainment expenses, a $158,000 reduction in fees paid to third party service providers, and other miscellaneous spending reductions of $177,000, partially offset by a $1.1 million increase in compensation and other employee related expenses, including a $435,000 increase in stock-based compensation expenses. Also contributing to the year-over-year decrease was approximately $289,000 of favorable foreign currency exchange rate fluctuations between the United States dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen. Excluding the impact of these exchange rate fluctuations, sales and marketing expenses increased by approximately 0.7% between the two years.

Our sales personnel were not affected by the structured salary reduction program we implemented in May 2009, although our U.S. based marketing personnel were. Therefore, our full year 2011 compensation costs for our marketing personnel will increase due to the May 2010 salary restoration discussed above. We also intend to invest more heavily in our sales and marketing efforts during 2011, including the hiring of additional personnel in our sales and marketing organization. This will also likely increase our sales and marketing expenses over historical levels.

In addition, our future sales and marketing expenses will continue to be affected by fluctuations in exchange rates between the U.S. dollar and the foreign currencies where we operate. If the United States dollar were to weaken against these currencies, our sales and marketing expenses could increase. Conversely, if the dollar were to strengthen against these currencies, it would have a favorable impact on our sales and marketing expenses.

General and administrative

	Year Ended December 31,			2010 over 2009 $ Change	2009 over 2008 $ Change	2010 over 2009 % Change	2009 over 2008 % Change

(Dollars in thousands)	2010	2009	2008
General and Administrative	$17,647	$15,742	$17,143	$1,905	($1,401)	12.1%	(8.2%)

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting, and administrative personnel, professional fees for legal and accounting services rendered to our company, facility costs, insurance, and other general corporate expenses.

The $1.9 million increase in general and administrative expenses in 2010 as compared to 2009 was primarily due to a $1.2 million increase in compensation and other employee related expenses, which was driven by a $592,000 increase in salaries primarily related to compensation for our interim and current Chief Executive Officers and to a lesser extent from the May 2010 salary restoration discussed above, a $293,000 increase in non-cash equity compensation expenses, a $141,000 increase in bonuses, and miscellaneous other compensation and benefit expense increases of $208,000. Also contributing to the year-over-year increase was a $513,000 increase in fees paid to third party service providers and other miscellaneous spending increases of $145,000.

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

We currently expect our 2011 general and administrative expenses will increase slightly over 2010 levels.

Restructuring Charges

	Year Ended December 31,			2010 over 2009 $ Change	2009 over 2008 $ Change	2010 over 2009 % Change	2009 over 2008 % Change

(Dollars in thousands)	2010	2009	2008
Restructuring charges	$1,212	$—	$—	$1,212	$—	N/A	N/A

In December 2010, in order to adjust our operating cost structure to more closely align with our 2011 operating plan, we initiated a restructuring program consisting of a headcount reduction of 31 full-time employees worldwide. Of the 31 employees affected, 15 were in product development, 7 were in sales and marketing, 5 were in operations, and 4 were in general and administrative. In connection with this restructuring plan, in the fourth quarter of 2010, we recorded restructuring charges of approximately $1.2 million related to termination benefits for these personnel.

Accrued restructuring charges of approximately $1.2 million as of December 31, 2010 are reflected in accrued liabilities on our Consolidated Balance Sheets. We expect to pay these accrued termination benefits through the first two quarter of 2011. We do not currently expect to incur any additional material restructuring charges during 2011.

Interest and Other Income (Expense), Net

	Year Ended December 31,			2010 over 2009 $ Change	2009 over 2008 $ Change	2010 over 2009 % Change	2009 over 2008 % Change

(Dollars in thousands)	2010	2009	2008
Interest and Other Income (Expense), Net	$393	($28)	$2,925	$421	($2,953)	1,503.6%	(101.0%)

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

During 2010, interest and other income (expense), net increased by approximately $421,000 as compared to 2009. This increase was primarily due to a $682,000 increase in foreign currency translation gains, which was partially offset by a $233,000 decrease in interest income. The increase in foreign currency translation gains is due to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar strengthens in value against these foreign currencies, as it did during 2010, the associated translation gains favorably impact other income. Conversely, when the U.S. dollar weakens, the resulting translation losses negatively impact other income. The reduction in interest income is primarily the result of a reduction in our average invested cash balance between the periods coupled with reductions in the weighted average yield on our investment portfolio.

During 2009, interest and other income (expense), net decreased by approximately $3.0 million as compared to 2008. This decrease was primarily due to a $1.9 million decrease in interest income, and to a lesser extent, by a $1.0 million increase in foreign currency translation losses on our short-term intercompany balances. As was the case in 2010, the reduction in interest income was primarily the result of a reduction in our average invested cash balance between the periods coupled with reductions in the weighted average yield on our investment portfolio.

We do not currently anticipate interest income on our investment portfolio will improve during 2011 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Year Ended December 31,			2010 over 2009 $ Change	2009 over 2008 $ Change	2010 over 2009 % Change	2009 over 2008 % Change

(Dollars in thousands)	2010	2009	2008
Interest Expense on Lease Financing Obligations	$1,572	$1,668	$1,404	($96)	$264	(5.8%)	18.8%

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

In June 2008, the building leases were amended resulting in an extension of the lease term for both buildings through March 2020. The extended leases require minimum lease payments through March 2020 totaling approximately $48.9 million. As a result of the lease extension, our company increased the carrying amount of its lease financing obligations by approximately $12.5 million to approximately $27.6 million (an amount equal to the present value of the revised lease payments at the date of the lease extension). This had the effect of increasing the amount of our monthly payment attributable to interest expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, we currently expect a higher proportion of the payments we make in 2011 will be allocated to principal repayment and less will be allocated to interest expense.

Income Tax Expense (Benefit)

	Year Ended December 31,			2010 over 2009 $ Change	2009 over 2008 $ Change	2010 over 2009 % Change	2009 over 2008 % Change

(Dollars in thousands)	2010	2009	2008
Income Tax Expense (Benefit)	$301	($257)	$297	$558	($554)	217.1%	(186.5%)

The provision for income taxes for 2010, 2009, and 2008 includes a provision for state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and our valuation allowance on our deferred tax assets. Income tax expense of $301,000 in 2010, income tax benefit of $257,000 in 2009, and income tax expense of $297,000 in 2008, consists primarily of taxes related to profitable foreign subsidiaries and various state minimum taxes. In 2009, the taxes for profitable foreign subsidiaries were more than offset by U.S. federal tax refunds we were able to apply for as a result of federal tax legislation that was passed during the year.

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

Purchase Commitments. We utilize several contract manufacturers who manufacture and test our products requiring assembly. These contract manufacturers acquire components and build product based on demand information supplied by us in the form of purchase orders and demand forecasts. These purchase orders and demand forecasts generally cover periods up to twelve months, and in rare cases, up to eighteen months. We also obtain individual components for our products from a wide variety of individual suppliers. We generally acquire these components through the issuance of purchase orders, and in some cases through demand forecasts, both of which cover periods up to twelve months.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our consolidated statements of income, was approximately $616,000 during 2010, $450,000 during 2009, and $513,000 during 2008.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of December 31, 2010, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

Legal Actions. In April 2009, the Company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against Echelon, seeking the return of approximately $16.7 million in payments received by Echelon in the ordinary course of business for components we sold to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meters manufacturers, and from time to time through January 2004, we sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project. We believe that the Italian claw back law is not applicable to our transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver are without merit and we are defending the lawsuit.

From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of December 31, 2010, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

As of December 31, 2010, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Lease financing obligations	$31,766	$3,174	$6,468	$6,738	$15,386
Operating leases	9,061	1,606	2,296	1,736	3,423
Purchase commitments	32,165	32,165	—	—	—

Total	$72,992	$36,945	$8,764	$8,474	$18,809

The amounts in the table above exclude $993,000 of income tax liabilities and related interest and penalties related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement. See Note 9, “Income Taxes” of Notes to Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through December 31, 2010, we raised $294.1 million from the sale of preferred stock and common stock, including the exercise of stock options from our employees and directors.

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

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under this stock repurchase program during the year ended December 31, 2010. Since inception, we have repurchased a total of 750,000 shares under this program at a cost of $8.9 million. As of December 31, 2010, 2,250,000 shares were available for repurchase. This stock repurchase program will expire in April 2011.

The following table presents selected financial information for each of the last three fiscal years (dollars in thousands):

	As of December 31,
	2010	2009	2008
Cash, cash equivalents, and short-term investments	$64,632	$80,116	$87,316
Trade accounts receivable, net	25,102	21,496	23,480
Working capital	77,259	96,357	108,811
Stockholder’s equity	93,989	115,898	132,571

As of December 31, 2010, we had $64.6 million in cash, cash equivalents, and short-term investments, a decrease of $15.5 million as compared to December 31, 2009. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.

        Cash flows from operating activities. Cash flows from operating activities have historically been driven by net loss levels, adjustments for non-cash charges such as stock-based compensation expenses, depreciation, and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $9.2 million in 2010, a $3.4 million increase from 2009. During 2010, net cash used in operating activities was primarily the result of our net loss of $31.3 million, which was partially offset by non-cash charges for stock-based compensation expenses of $12.3 million, depreciation and amortization expenses of $6.7 million, and a net change in our operating assets and liabilities of $3.1 million. The primary components of the $3.1 million net change in our operating assets and liabilities were a $3.0 million increase in accounts payable, a $2.0 million decrease in inventories, and a $1.8 million increase in accrued liabilities, the benefits of which were partially offset by a $3.6 million increase in accounts receivable. Accounts payable increased due to the timing of expenditures during the fourth quarter of 2010. Inventories decreased due to continuing improved inventory management in 2010. At the end of 2008, inventory levels were historically high due in part to the world-wide economic slowdown that occurred during the fourth quarter. During 2009 and 2010, inventories were managed back down to more reasonable levels. Accrued liabilities increased primarily due to approximately $1.2 million of accrued termination benefits resulting from a restructuring program we initiated in the fourth quarter of 2010, and to a lesser extent, by a $497,000 increase in customer deposits. Accounts receivable increased due to the timing of revenues generated in the fourth quarter. During the fourth quarter of 2010, a higher percentage of the quarter’s revenues were generated in the latter half of the quarter as compared to 2009, which resulted in a higher receivable balance as of December 31, 2010.

During 2009, net cash used in operating activities of $5.8 million was primarily the result of our net loss of $32.0 million, which was partially offset by non-cash charges for stock-based compensation expenses of $14.4 million, depreciation and amortization expenses of $6.5 million, and a net decrease in our operating assets and liabilities of $5.2 million. The primary components of the $5.2 million net decrease in our operating assets and liabilities were a $5.6 million decrease in inventories, a $1.9 million decrease in accounts receivable, and a $1.1 million decrease in other current assets, the benefits of which were partially offset by a $3.1 million decrease in accounts payable. Inventories decreased due to improved inventory management in 2009. At the end of 2008, inventory levels were historically high due in part to the world-wide economic slowdown that occurred during the fourth quarter. Accounts receivable decreased due to the timing of revenues generated in the fourth quarter. During the fourth quarter of 2008, a higher percentage of the quarter’s revenues were generated in the latter half of the quarter as compared to 2009, which resulted in a higher receivable balance as of December 31, 2008. Other current assets decreased due to the receipt in 2009 of non-trade related receivables that were outstanding as of December 31, 2008. Accounts payable decreased due to the timing of expenditures during the fourth quarter of 2009.

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

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $4.0 million for 2010, an $18.2 million increase in cash inflows compared to 2009. Net cash provided by investing activities in 2010 was primarily the result of net redemptions of available-for-sale short-term investments of $6.0 million, partially offset by capital expenditures of $2.0 million.

Net cash used in investing activities of $14.1 million in 2009 was primarily the result of net purchases of available-for-sale short-term investments of $13.4 million and by capital expenditures of $1.8 million, partially offset by a $1.1 million decrease in our other long-term assets due to the repayment of a loan made to one of our key employees.

Net cash used in investing activities of $23.8 million in 2008 was primarily the result of net purchases of available-for-sale short-term investments of $19.2 million and by capital expenditures of $4.6 million.

Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase program and principal payments under our lease financing obligations. Net cash used in financing activities was $3.9 million for 2010, a $3.2 million increase in cash outflows compared to 2009. Net cash used in financing activities in 2010 was primarily attributable to $2.9 million of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of performance shares and upon the exercise of options and $1.6 million of principal payments on our lease financing obligations; partially offset by proceeds of $615,000 resulting from issuance of common stock upon exercise of options by our employees.

Net cash used in financing activities of $757,000 in 2009 was primarily attributable to $1.5 million of principal payments on our lease financing obligations and $1.3 million of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of performance shares and upon the exercise of options; partially offset by proceeds of $2.0 million from issuance of common stock upon exercise of options by our employees.

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

We maintain a $10.0 million line of credit with our primary bank, which expires on July 1, 2011. The letter of credit contains certain financial covenants requiring us to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of December 31, 2010, we were in compliance with these covenants. As of December 31, 2010, our primary bank has issued, against the line of credit, two standby letters of credit totaling $146,000. Other than issuing standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

In the future, our cash reserves may be used to strategically acquire other companies, products, or technologies that are complementary to our business. In addition, our combined cash, cash equivalents, and short-term investments balances could be negatively affected by various risks and uncertainties, including, but not limited to, the risks detailed in this Annual Report in Part I, Item 1A - Risk Factors. For example, any continued weakening of economic conditions or changes in our planned cash outlay could negatively affect our existing cash reserves.

Based on our current business plan and revenue prospects, we believe that our existing cash reserves will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. However, we currently expect that our combined cash, cash equivalent, and short-term investment balance will decline during 2011. We expect that cash requirements for our payroll and other operating costs will continue at about existing levels. We also expect that we will continue to acquire capital assets such as computer systems and related software, office and manufacturing equipment, furniture and fixtures, and leasehold improvements, as the need for these items arises. In the event that we require additional financing, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010, 2009, and 2008, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, our Executive Chairman, M. Kenneth Oshman, uses his private plane or charter aircraft for Company business for himself and any employees that accompany him. In August 2008, our Board of Directors approved a reimbursement arrangement whereby our company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Our Compensation Committee reaffirmed this arrangement in February 2011. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During 2010, we recognized a total of approximately $96,000 in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Consolidated Statements of Operations. The Audit Committee of our board of directors regularly reviews these reimbursements.

In November 2009, our Board of Directors approved a similar reimbursement arrangement for our then President and Chief Executive Officer, Robert R. Maxfield, whereby our company would reimburse Mr. Maxfield for 50% of the costs incurred for charter aircraft used while on company business. Alternatively, if Mr. Maxfield used his private plane while on company business, we would have reimbursed him for the cost of an equivalent first class ticket on a commercial flight. During 2010, we recognized a total of approximately $1,000 in expense pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Consolidated Statements of Operations.

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

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, we cooperated with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, we supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from us. Under the software enhancement agreement, we provide software enhancements to Enel for use in its Contatore Elettronico system. Both the development and supply agreement and the software enhancement agreement expire in December 2011, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances.

During 2010, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $4.6 million, none of which was included in accounts receivable, net at December 31, 2010. During 2009, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $10.5 million, $6.1 million of which was included in accounts receivable at December 31, 2009. During 2008, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $12.9 million.

On October 29, 2001, we loaned Russell Harris, our Senior Vice President of Operations, $1,000,000 in connection with his principal residence. Mr. Harris issued to us a promissory note secured by residential real estate. The note bore interest at the rate of 4.5% per annum, compounded monthly. The interest that accrued under the note was due and payable in monthly installments over the nine year term of the note, and the principal was due and payable on October 29, 2010. The principal was paid in full by Mr. Harris in June 2009. During the years ended December 31, 2009 and 2008, interest paid by Mr. Harris was $22,000 and $45,000, respectively. While it was outstanding, the terms of this loan were never amended.

RECENTLY ISSUED ACCOUNTING STANDARDS

With the exception of a change in how we record revenue for multiple element arrangements as discussed in the section titled “Critical Accounting Policies and Estimates” above, there have been no new recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2010, that are of significance, or potential significance, to our company.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at December 31, 2010, the fair market value of the portfolio would decline by an immaterial amount, due primarily to the fact that current interest rates remain at historically low levels. We currently intend to hold our fixed income investments until maturity or for a period of time as needed to recover any decline in value due to interest rate fluctuation, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, in the unlikely event it was necessary, we could decide to sell some or all of our short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. Due to our modest exposure to foreign currency fluctuations, if foreign exchange rates were to fluctuate by 10% from rates at December 31, 2010, our financial position and results of operations would not be materially affected. However, it is possible that there could be a material impact in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item are set forth in Item 6 and at the pages indicated in Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Effectiveness of Disclosure Controls and Procedure

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. This evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting is effective at this reasonable assurance level as of December 31, 2010. The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 48 of this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Echelon is scheduled to hold its 2011 annual meeting of stockholders on May 24, 2011. The meeting will commence at 10:00 a.m., PDT, and will be held at our corporate headquarters located at 570 Meridian Avenue, San Jose, California 95126. The date of record for the annual meeting is March 31, 2011.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MATTERS

The information regarding our executive officers required by this Item is incorporated herein by reference from the section titled “Executive Officers of Registrant” in Part I of this annual report on Form 10-K. The remaining information required by this Item is incorporated herein by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2011 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

1.	Financial Statements

2.	Financial Statement Schedule

See Note 13 in Notes to Consolidated Financial Statements	77

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits

Item 601 of Regulation S-K requires the following exhibits listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.3(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

4.2(4)	Second Amended and Restated Modification Agreement dated May 15, 1997.

10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(10)+	1997 Stock Plan (as amended and restated March 26, 2004)

10.2(a)(5)+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature

10.2(b)(5)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature

10.2(c)(6)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement

10.2(d)(5)+	Form of 1997 Stock Plan Performance Share Agreement (re: non-standard vesting schedule)

10.2(e)(5)+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees

10.2(f)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees

10.2(g)(5)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees

10.2(h)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria

10.2(i)(5)+	Form of 1997 Stock Plan Performance Share Agreement

10.2(j)(13)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement

10.2(k)(7)+	Form of 1997 Stock Plan Performance Share Agreement for US-based corporate officers

10.2(l)(11)+	Form of 1997 Stock Plan Performance Share Agreement for non US-based corporate officers

10.2(m)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for US-based corporate officers

10.2(n)(7)+ 10.2(o)(12) +	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non US-based corporate officers Form of 1997 Stock Plan Restricted Stock Award Agreement

10.3(4)+	1988 Stock Option Plan and forms of related agreements.

10.4(4)	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).

10.5(4)	Form of International Distributor Agreement.

10.6(4)	Form of OEM License Agreement.

10.7(4)	Form of Software License Agreement.

10.8(4)	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.

10.9(8)+	1998 Director Option Plan.

10.10(9)	Building 1 Lease Agreement dated December 30, 1999

10.11(9)	First Amendment to Building 1 Lease Agreement dated May 10, 2000

10.12(9)	Echelon Corporation Common Stock Purchase Agreement with ENEL S.p.A. dated June 30, 2000

10.13(9)	Second Amendment to Building 1 Lease Agreement dated September 22, 2000

10.14(9)	Building 2 Lease Agreement dated November 15, 2001

10.15(9)	Third Amendment to Building 1 Lease Agreement dated April 10, 2008

10.16(9)	First Amendment to Building 2 Lease Agreement dated April 10, 2008

10.17(14)	Form of Value Added Reseller Agreement

21.1(3)	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1(4)	Power of Attorney (see signature page).

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 14, 2000.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 16, 2007, filed on August 17, 2007.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1/A filed on July 9, 1998.
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on June 1, 1998.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 16, 2007.
(6)	Incorporated herein by reference to the Registrant’s Current Report Form 8-K dated April 12, 2007, filed on April 18, 2007.

(7)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008.
(8)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on August 21, 2000.
(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, filed on March 11, 2010.
(10)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on June 1, 2005.
(11)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on August 6, 2010.
(12)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 3, 2010
(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 17, 2008
(14)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Echelon Corporation:

We have audited the accompanying consolidated balance sheets of Echelon Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Echelon Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Echelon Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echelon Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Echelon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1(e) to the consolidated financial statements, the Company changed its method of accounting for multiple element revenue transactions in the year ended December 31, 2010, resulting from the adoption of new accounting pronouncements.

/s/ KPMG LLP

Mountain View, California

March 15, 2011

ECHELON CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$7,675	$17,206
Short-term investments	56,957	62,910
Accounts receivable, net of allowances of $945 in 2010 and $1,177 in 2009 [1]	25,102	21,496
Inventories	8,993	10,949
Deferred cost of goods sold	2,588	3,154
Other current assets	3,962	3,622

Total current assets	105,277	119,337

Property and equipment, net	31,020	35,595
Goodwill	8,316	8,496
Other long-term assets	957	1,009

TOTAL ASSETS	$145,570	$164,437

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$10,399	$7,255
Accrued liabilities	6,713	4,850
Current portion lease financing obligations	1,731	1,588
Deferred revenues	9,175	9,287

Total current liabilities	28,018	22,980

Long-Term Liabilities:
Lease financing obligations, excluding current portion	22,062	23,794
Other long-term liabilities	1,501	1,765

Total long-term liabilities	23,563	25,559

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized – 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value:
Authorized – 100,000,000 shares
Issued – 45,211,460 shares in 2010 and 44,224,926 shares in 2009
Outstanding – 41,992,276 shares in 2010 and 41,005,742 shares in 2009	452	442
Additional paid-in capital	338,521	328,643
Treasury stock, at cost (3,219,184 shares in 2010 and 2009)	(28,130)	(28,130)
Accumulated other comprehensive income	561	1,046
Accumulated deficit	(217,415)	(186,103)

Total stockholders’ equity	93,989	115,898

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$145,570	$164,437

[1]	Includes related party amounts of $0 in 2010 and $6,056 in 2009. See Note 11 for additional information on related party transactions.

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
REVENUES:
Product	$107,441	$100,187	$131,073
Service	3,596	3,151	2,974

Total revenues [1]	111,037	103,338	134,047

COST OF REVENUES:
Cost of product	59,722	56,813	79,984
Cost of service	2,464	2,418	2,587

Total cost of revenues	62,186	59,231	82,571

Gross profit	48,851	44,107	51,476

OPERATING EXPENSES:
Product development	34,762	35,435	37,753
Sales and marketing	25,062	23,525	23,635
General and administrative	17,647	15,742	17,143
Restructuring charges	1,212	—	—

Total operating expenses	78,683	74,702	78,531

Loss from operations	(29,832)	(30,595)	(27,055)
Interest and other income (expense), net	393	(28)	2,925
Interest expense on lease financing obligations	(1,572)	(1,668)	(1,404)

Loss before income taxes	(31,011)	(32,291)	(25,534)
Income tax expense (benefit)	301	(257)	297

NET LOSS	$(31,312)	$(32,034)	$(25,831)

Loss per share:
Basic	$(0.76)	$(0.79)	$(0.64)

Diluted	$(0.76)	$(0.79)	$(0.64)

Shares used in per share calculation:
Basic	41,365	40,724	40,636

Diluted	41,365	40,724	40,636

[1]	Includes related party amounts of $4,645 in 2010, $10,518 in 2009, and $12,889 in 2008. See Note 11 for additional information on related party transactions.

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen- sive Income (Loss)	Accumu- lated Deficit	Total

	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2007	43,206	$432	(2,469)	$(19,259)	$298,556	$1,718	$(128,236)	$153,211
Exercise of stock options	405	4	—	—	3,913	—	—	3,917
Release of performance shares	322	3	—	—	(3)	—	—	—
Stock received for payment of option exercise price	(130)	(1)	—	—	(1,799)	—	—	(1,800)
Stock received for payment of employee taxes on vesting of performance shares and upon exercise of stock options	(124)	(1)	—	—	(1,540)	—	(2)	(1,543)
Repurchase of stock	—	—	(750)	(8,871)	—	—	—	(8,871)
Repurchase of employee shares	(3)	—	—	—	(36)	—	—	(36)
Stock-based compensation	—	—	—	—	14,458	—	—	14,458
Foreign currency translation adjustment	—	—	—	—	—	(967)	—	(967)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	33	—	33
Net loss	—	—	—	—	—	—	(25,831)	(25,831)

BALANCE AT DECEMBER 31, 2008	43,676	$437	(3,219)	$(28,130)	$313,549	$784	$(154,069)	$132,571
Exercise of stock options	428	4	—	—	2,879	—	—	2,883
Release of performance shares	365	3	—	—	(3)	—	—	—
Stock received for payment of option exercise price	(119)	(1)	—	—	(835)	—	—	(836)
Stock received for payment of employee taxes on vesting of performance shares and upon exercise of stock options	(124)	(1)	—	—	(1,343)	—	—	(1,344)
Repurchase of employee shares	(1)	—	—	—	(7)	—	—	(7)
Stock-based compensation	—	—	—	—	14,403	—	—	14,403
Foreign currency translation adjustment	—	—	—	—	—	335	—	335
Unrealized holding loss on available-for-sale securities	—	—	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	—	—	(32,034)	(32,034)

BALANCE AT DECEMBER 31, 2009	44,225	$442	(3,219)	$(28,130)	$328,643	$1,046	$(186,103)	$115,898
Exercise of stock options	1,647	16	—	—	12,516	—	—	12,532
Release of performance shares	723	7	—	—	(7)	—	—	—
Issuance of restricted stock	250	3	—	—	(3)	—	—	—
Stock received for payment of option exercise price	(1,291)	(13)	—	—	(11,946)	—	—	(11,959)
Stock received for payment of employee taxes on vesting of performance shares and upon exercise of stock options	(343)	(3)	—	—	(3,010)	—	—	(3,013)
Stock-based compensation	—	—	—	—	12,328	—	—	12,328
Foreign currency translation adjustment	—	—	—	—	—	(500)	—	(500)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(31,312)	(31,312)

BALANCE AT DECEMBER 31, 2010	45,211	$452	(3,219)	$(28,130)	$338,521	$561	$(217,415)	$93,989

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,312)	$(32,034)	$(25,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,721	6,468	7,406
Increase in (reduction of) allowance for doubtful accounts	28	27	(29)
Loss on disposal of fixed assets	5	37	10
Reduction of (increase in) accrued investment income	(31)	43	721
Stock-based compensation	12,328	14,403	14,458
Change in operating assets and liabilities:
Accounts receivable	(3,580)	1,943	10,079
Inventories	2,006	5,553	(2,428)
Other current assets	(402)	1,148	(2,647)
Accounts payable	2,999	(3,076)	(2,382)
Deferred cost of goods sold	608	(732)	4,177
Accrued liabilities	1,795	(492)	654
Deferred revenues	(275)	920	(7,669)
Deferred rent	(75)	(26)	(26)

Net cash used in operating activities	(9,185)	(5,818)	(3,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(62,848)	(137,715)	(91,239)
Proceeds from sales and maturities of available-for-sale short-term investments	68,847	124,335	72,033
Changes in other long-term assets	27	1,082	(42)
Capital expenditures	(1,995)	(1,824)	(4,570)

Net cash provided by (used in) investing activities	4,031	(14,122)	(23,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	615	2,004	2,117
Principal payments of lease financing obligations	(1,588)	(1,452)	(1,789)
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(2,945)	(1,309)	(1,574)
Repurchase of common stock under stock repurchase program	—	—	(8,871)

Net cash used in financing activities	(3,918)	(757)	(10,117)

EFFECT OF EXCHANGE RATES ON CASH	(459)	234	(951)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,531)	(20,463)	(38,393)

CASH AND CASH EQUIVALENTS:
Beginning of year	17,206	37,669	76,062

End of year	$7,675	$17,206	$37,669

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$1,564	$1,659	$1,454

Cash paid for income taxes	$—	$122	$562

Noncash investing and financing information – Increase in property and equipment and related lease financing obligation due to lease extension (see Note 3)	$—	$—	$12,526

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Net loss	$(31,312)	$(32,034)	$(25,831)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(500)	335	(967)
Unrealized holding gain (loss) on available-for-sale securities	15	(73)	33

Comprehensive loss	$(31,797)	$(31,772)	$(26,765)

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

(a) Operations

Echelon Corporation (the “Company”) was incorporated in California in February 1988 and was reincorporated in Delaware in January 1989. The Company develops, markets, and supports a wide range of hardware and software products and services that enable OEMs and systems integrators to design and implement open, interoperable, distributed control networks. The Company’s products are based on its LonWorks networking technology, an open standard for interoperable networked control. In a LonWorks control network, intelligent control devices, called nodes, communicate using the Company’s LonWorks protocol. For the electric utility industry, the Company has developed a “smart grid” solution called the Networked Energy Services (NES) system. The NES system provides a two-way information and control path between the utility and its customer, which enables utilities to reduce operating costs; improve customer service; offer multiple tariff plans, including time-of-use metering and prepay metering; promote energy efficiency; better utilize distribution assets; improve grid quality and reliability; control loads and reduce peak demand; and respond more rapidly to changing customer and regulatory requirements. The Company sells its products and services around the world to the building, industrial, transportation, utility/home and other automation markets.

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

•

The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 58% of net revenues for the year ended December 31, 2010 was derived from five customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from the Company, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

•

The Company utilizes third-party contract electronic manufacturers to manufacture, assemble, and test its products. As a result of current credit market conditions, if any of these third-parties were unable to obtain the necessary capital to operate their business, they may be unable to provide the Company with timely services or to make timely deliveries of products.

•

Due to the continuing worldwide economic situation, coupled with the fact that the Company’s Utility customers generally procure products that have been customized to meet their requirements, the Company has limited visibility into ultimate product demand, which makes sales forecasting more difficult. As a result, anticipated demand may not materialize, which could subject the Company to increased levels of excess and obsolete inventories.

•

The Company has historically experienced shortages or interruptions in supply for certain products or components used in the manufacture of the Company’s products that have been or will be discontinued. In order to ensure an adequate supply of these items, the Company has occasionally purchased quantities of these items that are in excess of the Company’s then current estimate of short-term requirements. If the long-term requirements do not materialize as originally expected, and the Company is not otherwise able to dispose of these excess products or components, it could subject the Company to increased levels of excess and obsolete inventories. For example, to ensure supply, the Company procured a substantial quantity of a certain component used in one of its Utility products. If the long-term requirements do not materialize as originally expected, or if the Company develops alternative solutions that no longer employ these items and the Company is not able to dispose of these excess products or components, it could subject the Company to increased levels of excess and obsolete inventories.

(d) Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Significant estimates and judgments are used for revenue recognition, stock-based compensation, allowance for doubtful accounts, inventory valuation, allowance for warranty costs, and other loss contingencies. In order to determine the carrying values of assets and liabilities that are not readily apparent from other sources, the Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances. Actual results experienced by the Company may differ materially from management’s estimates.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery (and acceptance, as applicable) has occurred, the sales price is fixed or determinable, collectability is probable, and there are no post-delivery obligations. For non-distributor hardware sales, including sales to third party manufacturers, these criteria are generally met at the time of shipment. For sales made to the Company’s distributor partners, these criteria are generally met at the time the distributor sells the products through to its end-use customer. Service revenue is recognized as the training services are performed, or ratably over the term of the support period.

The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to distributors of its products as a reduction in revenue. With the exception of sales to distributors, the Company’s customers are generally not entitled to return products for a refund. For sales to distributors, due to contractual rights of return and other factors that impact our ability to make a reasonable estimate of future returns and other sales incentives, revenues are not recognized until the distributor has shipped its products to the end customer.

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

Multiple Element Arrangements

The Company’s multiple deliverable revenue arrangements are primarily related to sales of its Utility products, which may include, within a single arrangement, electricity meters and data concentrators (collectively, the “Hardware”); NES system software; Element Manager software; post-contract customer support (“PCS”) for the NES system and Element Manager software; extended warranties for the Hardware; and, occasionally, specified enhancements or upgrades to software used in the NES system. For arrangements originating or materially modified after December 31, 2009, with the exception of the NES system software, each of these deliverables is considered a separate unit of accounting. The NES system software functions together with an electricity meter to deliver its essential functionality and any related software license fee is charged for on a per meter basis. Therefore, the NES system software and an electricity meter are combined and considered a single unit of accounting. The Element Manager software is not considered to be part of an electricity meter’s essential functionality and, therefore, Element Manager software and any related PCS continues to be accounted for under industry specific software revenue recognition guidance. However, all other NES system deliverables are no longer within the scope of industry specific software revenue recognition guidance.

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

Based on an analysis of pricing stated in contractual arrangements for its Hardware products in historical multiple-element transactions and, to a lesser extent, historical standalone transactions, the Company has concluded that it typically prices its Hardware within a narrow range of discounts when compared to the price listed on the Company’s standard pricing grid for similar deliverables (i.e., similar configuration, volume, geography, etc.). Therefore, the Company has determined that, for its current Hardware for which VSOE or TPE is not available, the Company’s BESP is generally comprised of prices based on a narrow range of discounts from pricing stated in its pricing grid.

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

The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the year ended December 31, 2010 resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.

Total net revenues as reported and unaudited pro forma total net revenues that would have been reported during the year ended December 31, 2010, if the transactions entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Total net revenues for the year ended December 31, 2010	$111,037	$107,965

The $3.1 million impact to total net revenues during the year ended December 31, 2010 resulting from the adoption of the new accounting guidance was to net product revenues, and related solely to sales of the Company’s Utility products. The impact was related primarily to the fact that, under the new accounting guidance, the Company recorded revenue on certain transactions for which the previous accounting guidance would have required deferral. Approximately $1.8 million of the $3.1 million impact was attributable to transactions involving multiple element arrangements where software upgrades had not yet been delivered as of December 31, 2010. Under the new accounting guidance, the Company determined the BESP for the software upgrades and deferred the relative selling price of these items accordingly. Under the previous accounting guidance, all revenue related to these transactions would have been deferred as the Company did not have VSOE of fair value for the undelivered items. The remaining $1.3 million of the $3.1 million impact was primarily attributable to transactions involving multiple element arrangements in which the Company shipped data concentrators to a customer but had not yet shipped all of the meters associated with that arrangement. As described below, since the meters and data concentrators were not shipped in proportion to the overall expected ratio for that arrangement, under the previous accounting guidance the Company would have been required to defer the revenue on the excess data concentrators until the corresponding meters were shipped in a future period. Under the new accounting guidance, however, the Company determined the BESP for both the data concentrators and the meters and recognized revenue for the relative value of each based on the quantity that were delivered to and accepted by customers.

As it relates to the timing and pattern of revenue recognition for Utility product sales in the future, the new accounting guidance has had a significant effect on total net revenues for transactions entered into or materially modified after December 31, 2009, and the Company expects this trend to continue. This expectation is primarily due to the fact that the Company does not currently have VSOE of fair value for most of its Utility product offerings, which often resulted in deferral of revenue as discussed below. For Utility arrangements subject to the new revenue recognition guidance, revenue allocated to meters and data concentrators will be recognized as those units are delivered to and accepted by the Company’s customers, while revenue allocated to PCS and extended warranties will be recognized ratably over the service period.

For multiple element arrangements that were entered into prior to January 1, 2010 and that include NES system and/or Element Manager software, the Company defers the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, the Company recognizes revenues for the Hardware and software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. Revenues for PCS on the NES system and Element Manager software, as well as for extended warranties on Utility Hardware products, are recognized ratably over the associated service period, which generally commences upon the later of the delivery of all software, or the customer’s acceptance of any given Hardware shipment.

As of December 31, 2010 and December 31, 2009, approximately $3.7 million and $5.2 million, respectively, of the Company’s Utility product revenue was deferred. Of the $3.7 million of deferred revenue at December 31, 2010, approximately $1.5 million of it relates to revenue that will be accounted for under previous revenue recognition guidance while the remaining $2.2 million relates to revenue that will be accounted for under the new revenue recognition guidance.

(f) Deferred Revenue and Deferred Cost of Goods Sold

Deferred revenue consists substantially of amounts billed or payments received in advance of revenue recognition. Deferred cost of goods sold related to deferred product revenues includes direct product costs and applied overhead. Deferred cost of goods sold related to deferred service revenues includes direct labor costs and applied overhead. Once all revenue recognition criteria have been met, the deferred revenues and associated cost of goods sold are recognized.

(g) Stock-Based Compensation

The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the enterprise. Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options and stock appreciation rights (“SARs”) is estimated at the grant date based on each award’s fair-value as calculated using uses the Black-Scholes-Merton (“BSM”) option-pricing model. The Company recognizes stock-based compensation cost as expense using the accelerated multiple-option approach over the requisite service period. Further information regarding stock-based compensation can be found in Note 5 of these Notes to Consolidated Financial Statements.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company’s only financial assets or liabilities required to be measured at fair value on a recurring basis at December 31, 2010, are fixed income available-for-sale securities. See Note 2 for a summary of the input levels used in determining the fair value of the Company’s cash equivalents and short-term investments as of December 31, 2010.

(k) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor, and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	December 31,
	2010	2009
Purchased materials	$4,306	$3,882
Work-in-process	48	176
Finished goods	4,639	6,891

	$8,993	$10,949

(l) Impairment of Long-Lived Assets Including Goodwill

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset’s carrying value to the future undiscounted cash flows the asset is expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. For the three years ended December 31, 2010, the Company recognized no material impairments.

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

(m) Software Development Costs

For software to be sold, leased, or otherwise marketed, the Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the three years ended December 31, 2010, costs that were eligible for capitalization were insignificant and, thus, the Company has charged all software development costs to product development expense in the accompanying consolidated statements of operations.

(n) Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Accrued payroll and related costs	$3,727	$3,329
Restructuring charges	1,158	—
Warranty reserve	877	1,004
Accrued taxes	167	185
Payments received toward design and development expenses	300	—
Customer deposits	197	—
Other accrued liabilities	287	332

	$6,713	$4,850

During the quarter ended June 30, 2010, the Company entered into a contractual arrangement whereby a third party is making payments to the Company in connection with certain design and development activities. As of December 31, 2010, the Company had received approximately $4.8 million, $300,000 of which relates to payments received in advance of the completion of certain of the design and development activities and is reflected in accrued liabilities as detailed above. The $300,000 will be used to offset current period Product Development expenses in the period during which the associated milestone is completed. The remaining $4.5 million has been used to offset related Product Development expenses incurred during the year ended December 31, 2010.

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

(p) Concentrations of Credit Risk and Suppliers

The Company’s financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable, and lease financing obligations. The carrying value of the Company’s financial instruments approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments, which are classified as either cash equivalents or short-term investments, and trade receivables. With respect to its investments, the Company has an investment policy that limits the amount of credit exposure to any one financial institution and restricts placement of the Company’s investments to financial institutions independently evaluated as highly creditworthy. With respect to its trade receivables, the Company performs ongoing credit evaluations of each of its customers’ financial condition. For a customer whose credit worthiness does not meet the Company’s minimum criteria, the Company may require partial or full payment prior to shipment. Alternatively, prior to shipment, customers may be required to provide the Company with an irrevocable letter of credit or arrange for some other form of coverage to mitigate the risk of uncollectibility, such as a bank guarantee. Additionally, the Company establishes an allowance for doubtful accounts and sales return allowances based upon factors surrounding the credit risk of specific customers, historical trends, and other available information.

With the exception of amounts owed the Company on sales made to certain significant customers, concentrations of credit risk with respect to trade receivables are generally limited due to the Company’s large number of customers and their dispersion across many different industries and geographies. For the years ended December 31, 2010 and 2009, the percentage of the Company’s total accounts receivable balance that were due from the following significant customers is as follows (refer to Note 6 “Significant Customers” for a discussion of revenues generated from the Company’s significant customers):

	December 31,
	2010	2009
Eltel Networks A/S	39.3%	30.3%
Enel (and its contract manufacturers)	0.0%	28.2%
Duke Energy Corporation	16.3%	15.5%

Total	55.6%	74.0%

For most of the Company’s products requiring assembly, it relies on a limited number of contract electronic manufacturers, principally Jabil and TYCO. The Company also maintains manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products, including those used in the Company’s Utility products. The Neuron Chip, which is an important component that the Company and its customers use in control network devices, is currently manufactured and distributed by two providers, Toshiba and Cypress Semiconductor. Toshiba has informed the Company that it does not intend to renew its Neuron Chip agreement with Echelon, which expired in January 2010. Another semiconductor supplier, STMicroelectronics, manufactures the Company’s power line smart transceiver products, for which the Company has no alternative source. In addition, the Company currently purchases several key products and components from sole or limited source suppliers with which it does not maintain signed agreements that would obligate them to supply to the Company on negotiated terms.

If any of the Company’s key suppliers were to stop manufacturing the Company’s products or cease supplying the Company with its key components, it could be expensive and time consuming to find a replacement. Also, as the Company’s Utility business grows, it will be required to expand its business with its key suppliers or find additional sources of supply. There is no guarantee that the Company would be able to find acceptable alternative or additional sources.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the years ended December 31, 2010, 2009, and 2008 (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Net loss (Numerator):
Net loss, basic and diluted	$(31,312)	$(32,034)	$(25,831)

Shares (Denominator):
Weighted average shares used in basic computation	41,365	40,724	40,636

Weighted average shares used in diluted computation	41,365	40,724	40,636

Net loss per share:
Basic	$(0.76)	$(0.79)	$(0.64)

Diluted	$(0.76)	$(0.79)	$(0.64)

For the years ended December 31, 2010, 2009, and 2008, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there are no potentially dilutive stock options due to the Company’s net loss position. The number of stock options and performance shares excluded from these calculations in 2010, 2009, and 2008 were 6,476,817, 7,392,866, and 6,860,098, respectively.

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

(t) Recent Accounting Pronouncements

With the exception of item (e) – Revenue Recognition discussed above, there have been no new recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2010, that are of significance, or potential significance, to the Company.

2. FINANCIAL INSTRUMENTS

On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$5,246	$5,246	$—	$—
Fixed income available-for-sale securities: (2)
U.S. government securities	56,957	—	56,957	—

Total fixed income available-for-sale securities	56,957	—	56,957	—

Total	$62,203	$5,246	$56,957	$—

There have been no transfers between fair value measurement levels during the year ended December 31, 2010.

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

(1)	Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets
(2)	Included in either cash and cash equivalents or short-term investments in the Company’s condensed consolidated balance sheets

All of the $57.0 million of fixed income available-for-sale securities at December 31, 2010 are classified as short-term investments. Of the $67.9 million of fixed income available-for-sale securities at December 31, 2009, approximately $5.0 million are classified as cash equivalents, while the remaining $62.9 million are classified as short-term investments. As discussed in Note 1, cash equivalents consist of either investments with remaining maturities of three months or less at the date of purchase, or money market funds for which the carrying amount is a reasonable estimate of fair value.

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

The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses for the Company’s available-for-sale short-term investments, by major security type, were as follows as of December 31, 2010 (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$56,940	$56,957	$17	$—

Total investments in debt securities	$56,940	$56,957	$17	$—

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

As of December 31, 2010 and 2009, the Company’s available-for-sale securities had original contractual maturities of between three to twelve months. As of December 31, 2010 and 2009, the average remaining term to maturity for the Company’s available-for-sale securities was five and six months, respectively.

As of December 31, 2010, there were no investments that were in an unrealized loss position. The following table show the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2009
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government securities	$16,941	$(13)	$—	$—	$16,941	$(13)

Total	$16,941	$(13)	$—	$—	$16,941	$(13)

Market values were determined for each individual security in the investment portfolio. The decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. The Company reviews its investments on a regular basis to evaluate whether or not any have experienced an other-than-temporary decline in fair value. In performing its review, the Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, and the Company’s intent to sell (or whether it is more likely than not that the Company will be required to sell) the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists, that investment is written down to fair value. In writing the investment down to fair value, any other-than-temporary declines related to a credit loss would be recorded to interest and other income (expense), net in the Company’s Consolidated Statements of Operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. For each of the three years ended December 31, 2010, gross realized gains and losses on the Company’s investment portfolio were not material and there were no other-than-temporary impairments.

3. PROPERTY AND EQUIPMENT

A summary of property and equipment, net as of December 31, 2010 and December 31, 2009 is as follows (in thousands):

	December 31, 2010	December 31, 2009
Buildings and improvements	$37,356	$37,356
Computer and other equipment	23,496	23,313
Software	4,933	4,791
Furniture and fixtures	2,729	2,787
Leasehold improvements	3,978	3,950

	72,492	72,197
Less: Accumulated depreciation and amortization	(41,472)	(36,602)

Property and equipment, net	$31,020	$35,595

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

For the years ended December 31, 2010, 2009, and 2008, the Company has recorded depreciation expense associated with the building assets of $2.0 million, $2.0 million, and $2.3 million, respectively. As of December 31, 2010 and December 31, 2009, the net book value of the building assets was $18.6 million and $20.7 million, respectively.

Under the lease agreements, a portion of the total lease payments is accounted for as an operating lease of land and recorded as expense on a straight-line basis over the term of the lease. The remaining portions of the monthly lease payments are considered to be payments of principal and interest on the lease financing obligations. For the years ended December 31, 2010, 2009, and 2008, land lease expense was $741,000, $741,000, and $604,000, respectively; principal reductions on the lease financing obligations were $1.6 million, $1.4 million and $1.8 million, respectively; and interest expense was $1.6 million, $1.7 million, and $1.4 million, respectively. See Note 8 for further information on commitments for future minimum lease payments associated with the lease financing obligations.

4. STOCKHOLDERS’ EQUITY AND EMPLOYEE STOCK OPTION PLANS

(a) Preferred Stock

As of December 31, 2010, the Company was authorized to issue 5,000,000 shares of new $0.01 par value preferred stock, of which none was outstanding.

(b) Common Stock

As of December 31, 2010, the Company was authorized to issue 100,000,000 shares of $0.01 par value common stock, of which 41,992,276 were outstanding.

In March and August 2004, March 2006, and February 2007, the Company’s board of directors approved a stock repurchase program, which authorized the Company to repurchase up to 3.0 million shares of the Company’s common stock. Since inception, the Company repurchased a total of 2,204,184 shares under the program at a cost of $16.1 million. The stock repurchase program expired in March 2008.

In April 2008, the Company’s board of directors approved a new stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. There were no repurchases under the new stock repurchase program during the year ended December 31, 2010. Since inception, the Company has repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of December 31, 2010, 2,250,000 shares were available for repurchase. The new stock repurchase program will expire in April 2011.

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

1997 Stock Plan

During 1997, the Company adopted the 1997 Stock Plan (the “1997 Plan”) for employees, officers and directors, which was amended and restated in May 2004. As of December 31, 2010, a total of 15,511,170 shares of Common Stock were reserved for issuance under the 1997 Plan. This plan includes annual increases on the first day of the Company’s fiscal year (beginning in 2000) not to exceed the lesser of (i) 5,000,000 shares or (ii) 4% of the outstanding shares on such date. Incentive stock options to purchase shares of common stock may be granted at not less than 100% of the fair market value. Options granted prior to June 15, 2000 and after May 5, 2003, generally have a term of five years from the date of grant. Options granted June 15, 2000 through May 5, 2003, generally have a term of ten years. The exercise price of stock options granted under the 1997 Plan is determined by the Board of Directors (or a Committee of the Board of Directors), but will be at least equal to 100% of the fair market value per share of common stock on the date of grant (or at least 110% of such fair market value for an incentive stock option granted to a stockholder with greater than 10% voting power of all our stock), except that up to 10% of the aggregate number of shares reserved for issuance under the 1997 Plan (including shares that have been issued or are issuable in connection with options exercised or granted under the 1997 Plan) may have exercise prices that are from 0% to 100% of the fair market value of the common stock on the date of grant. Options generally vest ratably over four years.

The 1997 Plan also allows for the issuance of stock purchase rights and options that are immediately exercisable through execution of a restricted stock purchase agreement. Shares purchased pursuant to a stock purchase agreement generally vest ratably over four years. In the event of termination of employment, the Company, at its discretion, may repurchase unvested shares at a price equal to the original issuance price. In addition, the 1997 Plan allows for the issuance of stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), and restricted stock units (“RSUs”). SARs are rights to receive, in cash or shares of our common stock, as designated on the grant date, the appreciation in fair market value of common stock between the exercise date and the date of grant. To date, the Company has only issued SARs that can be settled in shares of the Company’s common stock. SARs may be granted alone or in tandem with options. The exercise price of a SAR will be at least equal to 100% of the fair market value per share of common stock on the date of grant. SARs issued by the Company generally vest in equal, annual installments over four years, and expire on the fifth anniversary of the grant date. RSUs are awards that result in a payment to a participant, generally in the form of an issuance of shares of the Company’s common stock, at such time as specified performance goals or other vesting criteria are achieved or the awards otherwise vest. RSUs and RSAs issued by the Company generally vest in equal, annual installments over four years, although certain of these awards vest monthly over twelve months, or 100% after one or two years. In addition, certain of these RSU and RSA grants have additional financial-based performance requirements that must be met before vesting can occur. RSUs and RSAs with performance-based vesting conditions expire no later than the fifth anniversary of the grant date if the performance criteria have not been met.

1998 Directors Option Plan

The 1998 Director Option Plan (the “Director Plan”) was adopted by the Board of Directors in May 1998 and became effective upon the closing of the initial public offering of the Company’s stock in July 1998. It provided for stock option grants to non-employee directors. The Director Plan expired in July 2008. Future grants made to members of our Board of Directors will be made from the 1997 Plan. Prior to its expiration, options granted under the Director Plan were generally fully vested on the date of grant and had exercise prices equal to the per share fair market value of the Company’s common stock on the date of grant. During 2008, options to purchase an aggregate of 75,000 shares were granted under the Director Plan. The weighted average exercise price for the options granted in 2008 was $13.12.

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

(e) Stock Award Activity

The following table summarizes stock award activity under all plans for the years ended December 31, 2010, 2009, and 2008:

		Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted- Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2007	8,527,059	7,032,823	$13.26
Options and stock appreciation rights granted	(4,297,547)	4,297,547	8.98
RSUs granted	(777,732)	—	—
Options and stock appreciation rights cancelled	5,266,484	(5,266,484)	14.96
RSUs cancelled	128,109	—	—
Options exercised	—	(405,561)	9.66
Unissued shares returned to plan	6,510	—	—
1998 Directors Plan shares expired	(855,000)	—	—
Additional shares reserved	1,729,454	—	—

BALANCE AT DECEMBER 31, 2008	9,727,337	5,658,325	$8.69
Options and stock appreciation rights granted	(1,161,442)	1,161,442	8.07
RSUs granted	(748,019)	—	—
Options and stock appreciation rights cancelled	463,439	(463,439)	12.01
RSUs cancelled	120,612	—	—
Options exercised	—	(427,552)	6.74
Unissued shares returned to plan	3,490	—	—
1998 Directors Plan shares expired	(40,000)	—	—
Additional shares reserved	1,618,282	—	—

BALANCE AT DECEMBER 31, 2009	9,983,699	5,928,776	$8.45
Options and stock appreciation rights granted	(342,900)	342,900	7.68
RSUs granted	(1,628,183)	—	—
Options and stock appreciation rights cancelled	348,913	(348,913)	10.42
RSUs cancelled	168,298	—	—
Options exercised	—	(1,647,115)	7.61
Unissued shares returned to plan	1,260,465	—	—
1998 Directors Plan shares expired	(10,000)	—	—
Additional shares reserved	1,640,230	—	—

BALANCE AT DECEMBER 31, 2010	11,420,522	4,275,648	$8.55

The total intrinsic value of options and SARs exercised during the years ended December 31, 2010, 2009, and 2008 was approximately $2.8 million, $1.0 million, and $1.6 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The following table provides additional information regarding RSU and RSA activity for the years ended December 31, 2010, 2009, and 2008:

	Number Nonvested and Outstanding	Weighted- Average Grant Date Fair- Value
BALANCE AT DECEMBER 31, 2007	874,879	$15.05
RSUs granted	777,732	10.88
RSUs vested and released	(322,729)	12.93
RSUs cancelled	(128,109)	13.22

BALANCE AT DECEMBER 31, 2008	1,201,773	$13.11
RSUs granted	748,019	7.87
RSUs vested and released	(365,090)	12.74
RSUs cancelled	(120,612)	13.17

BALANCE AT DECEMBER 31, 2009	1,464,090	$10.52
RSUs and RSAs granted	1,628,183	8.02
RSUs vested and released	(722,806)	10.06
RSUs cancelled	(168,298)	9.76

BALANCE AT DECEMBER 31, 2010	2,201,169	$8.88

The fair value of each RSU and RSA grant was estimated on the date of grant by multiplying the number of shares granted times the fair market value of the Company’s stock on the grant date. The total intrinsic value of RSUs vested and released during the years ended December 31, 2010, 2009, and 2008 was approximately $6.2 million, $3.9 million, and $3.9 million, respectively. The intrinsic value of vested and released RSUs is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested. As of December 31, 2010, the number of RSUs and RSAs outstanding and expected to vest was 2,069,833, with a total intrinsic value of $21.1 million. The intrinsic value of the outstanding and expected to vest RSUs and RSAs is calculated based on the market value of the Company’s closing stock price of $10.19 as of December 31, 2010, the last market trading day of 2010.

The following table provides additional information for significant ranges of outstanding and exercisable stock options and stock appreciation rights as of December 31, 2010:

Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$5.99-6.35	434,236	1.28	$6.14	$1,757,853
7.35-7.47	1,086,944	4.13	7.46	2,963,626
7.69	1,638,679	2.12	7.69	4,096,695
7.82-10.00	499,240	1.87	8.82	685,312
10.04-13.74	466,800	2.47	12.63	1,351
$13.85-$28.65	149,749	1.26	19.07	—

Outstanding	4,275,648	2.52	$8.55	$9,504,837

Vested and expected to vest	4,191,294	2.52	$8.55	$9,301,350

Exercisable	2,645,017	1.83	$8.80	$5,588,751

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $10.19 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

5. STOCK-BASED COMPENSATION:

(a) Valuation of Options, SARs, and Performance Shares Granted

The Company has elected to use the BSM option-pricing model to estimate the fair value of stock options and SARs that it grants. The BSM model incorporates various assumptions including volatility, expected term of the option from the date of grant to the time of exercise, risk-free interest rates, and dividend yields. Excluding SARs granted in December 2008 as part of the Exchange Program, which is discussed further below, the weighted average fair value of options and SARs granted during the years ended December 31, 2010, 2009, and 2008, was $3.94, $4.48, and $6.33, respectively, and was determined using the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.2%	1.8%	2.7%
Expected volatility	67.5%	71.9%	61.1%
Expected term (in years)	4.2	4.3	4.1

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

The grant date fair value of RSUs and RSAs granted to employees is determined by multiplying the fair market value of the Company’s stock on the grant date times the number of RSUs and RSAs awarded. During 2008, the Company issued a limited number of performance shares to a consultant. The fair value for these awards is determined at the earlier of the date at which a commitment for performance by the consultant to earn the performance shares is reached, or the date at which the consultant’s performance necessary for the performance shares to vest has been completed.

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

(c) Expense Allocation

Compensation expense for all share-based payment awards, including those granted prior to January 1, 2006, has been recognized using the accelerated multiple-option approach. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended December 31, 2010, 2009, and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated based on historical experience.

As of December 31, 2010, there were 481,189 non-vested RSUs and RSAs (with a grant date fair value of approximately $3.6 million) that were subject to certain financial-based performance requirements that must be achieved before vesting can occur. Of these 481,189 non-vested RSUs and RSAs, 116,189 (that were issued in May 2009 with a grant date fair value of approximately $859,000) contain financial-based performance conditions that must be achieved by May 2014, and the remaining 365,000 RSUs and RSAs (that were issued in August 2010 with a grant date fair value of approximately $2.7 million) contain financial-based performance conditions that must be achieved by April 2015.

Through December 31, 2010, cumulative compensation expense of $1.0 million associated with the 116,189 RSUs granted in May 2009 and the 365,000 RSUs and RSAs granted in August 2010 has been recognized because the Company believes it is probable that the associated financial performance requirements will be achieved. If such requirements are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed. For these 481,189 awards that are considered probable of achievement, the unearned compensation expense of $2.6 million is expected to be recognized over estimated service periods ranging from 1.5 years to 3.0 years. To the extent the Company’s estimate of the timing of achievement of the performance requirements changes in the future, the timing of recognition of the related compensation expense may change.

As of December 31, 2010, total compensation cost related to non-vested stock options and other equity based awards not yet recognized was $13.9 million, which is expected to be recognized over the next 20 months on a weighted-average basis, and of which $2.6 million relates to awards subject to certain financial-based performance requirements.

The following table summarizes the stock-based compensation expense related to employee stock options and share awards for the years ended December 31, 2010, 2009, and 2008, which was allocated as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of sales – product	$1,172	$1,534	$1,628
Cost of sales – service	125	183	209

Stock-based compensation expense included in cost of sales	1,297	1,717	1,837

Product development	4,185	5,651	6,032
Sales and marketing	2,939	3,421	2,986
General and administrative	3,907	3,614	3,603

Stock-based compensation expense included in operating expenses	11,031	12,686	12,621

Total stock-based compensation expense related to stock options and share awards	12,328	14,403	14,458
Tax benefit	—	—	—

Stock-based compensation expense related to stock options and share awards, net of tax	$12,328	$14,403	$14,458

Of the $12.3 million of compensation expense recorded for the year ended December 31, 2010, approximately $4.5 million related to equity compensation awards granted during 2010, while the remaining $7.8 million related to equity compensation awards granted on or before December 31, 2009. Of the $14.4 million of compensation expense recorded for the year ended December 31, 2009, approximately $4.3 million related to equity compensation awards granted during 2009, while the remaining $10.1 million related to equity compensation awards granted on or before December 31, 2008. Of the $14.5 million of compensation expense recorded for the year ended December 31, 2008, approximately $4.3 million related to equity compensation awards granted during 2008, while the remaining $10.2 million related to equity compensation awards granted on or before December 31, 2007.

As of December 31, 2010, approximately $60,000 and $18,000 of stock-based compensation expense was capitalized as part of the cost of inventory and deferred cost of goods sold, respectively. As of December 31, 2009, approximately $99,000 and $29,000 of stock-based compensation expense was capitalized as part of the cost of inventory and deferred cost of goods sold, respectively.

6. SIGNIFICANT CUSTOMERS:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three years ended December 31, 2010, the Company had four customers that accounted for a significant portion of its revenues: EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its Commercial products in Europe; Duke Energy Corporation (“Duke”), a U.S. utility company; and Eltel Networks A/S (“Eltel”) and ES Elektrosandberg AB (“ES”), value added resellers of the Company’s Utility products. For the years ended December 31, 2010, 2009, and 2008, the percentages of the Company’s revenues attributable to sales made to these customers were as follows:

	Year Ended December 31,
	2010	2009	2008
Eltel	28.5%	25.3%	4.2%
EBV	12.8%	13.6%	15.3%
Duke	6.3%	10.7%	10.3%
ES	0.5%	1.4%	14.9%

Total	48.1%	51.0%	44.7%

Of the percentage of sales made to EBV, approximately 0.5% for the year ended December 31, 2009, related to sales of components we sold to EBV, which EBV in turn sold to one of Enel’s third party meter manufacturers. Elsewhere in these Consolidated Financial Statements, those sales are reported as Enel Project revenues. The Company’s contract with EBV, which has been in effect since 1997 and has been renewed annually thereafter, expires in December 2011.

7. GOODWILL:

The carrying amount of goodwill as of December 31, 2010, 2009, and 2008 relates to three acquisitions, including ARIGO Software GmbH (“ARIGO”) in 2001, BeAtHome in 2002, and MTC in 2003. The goodwill acquired as part of the ARIGO transaction is valued in Euros, and is therefore subject to foreign currency translation gains and losses. The changes in the carrying amount of goodwill, net for the years ended December 31, 2010 and 2009 are as follows (in thousands):

Amount
Balance as of December 31, 2008	$8,417
Unrealized foreign currency translation gain	79

Balance as of December 31, 2009	8,496
Unrealized foreign currency translation loss	(180)

Balance as of December 31, 2010	$8,316

8. COMMITMENTS AND CONTINGENCIES:

(a) Lease Commitments

As discussed in Note 3, the Company accounts for the leases of its corporate headquarters facilities as lease financing obligations. As of December 31, 2010, the future minimum lease payments for the lease financing obligations were as follows (in thousands):

2011	$3,174
2012	3,214
2013	3,254
2014	3,328
2015	3,410
2016 and thereafter	15,386

Total payments	$31,766
Amount representing interest	(7,989)

Present value of future minimum lease payments	$23,777

Lease financing obligations classified as current	$1,716

Lease financing obligations classified as long-term	$22,061

The Company also leases facilities under operating leases for its sales, marketing, and product development personnel located elsewhere within the United States and in eleven foreign countries throughout Europe and Asia, including a land lease for accounting purposes associated with the Company’s corporate headquarters facilities. These operating leases expire on various dates through 2020, and in some instances are cancelable with advance notice. Lastly, the Company also leases certain equipment and, for some of its sales personnel, automobiles. These operating leases are generally less than five years in duration. As of December 31, 2010, future minimum lease payments under all operating leases, including $7.1 million related to the land lease associated with the Company’s corporate headquarters facilities (see Note 3), were as follows (in thousands):

2011	$1,606
2012	1,244
2013	1,052
2014	869
2015	867
2016 and thereafter	3,423

Total	$9,061

Rent expense for all operating leases was approximately $2.1 million for 2010, $2.0 million for 2009, and $1.9 million for 2008. Although certain of the operating lease agreements provide for escalating rent payments over the term of the lease, rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2010, the Company has accrued approximately $347,000 of deferred rent related to these agreements, of which approximately $56,000 is reflected in current liabilities while the remainder is reflected in other long-term liabilities in the accompanying consolidated balance sheet. As of December 31, 2009, the Company has accrued approximately $409,000 of deferred rent related to these agreements, of which approximately $48,000 is reflected in current liabilities while the remainder is reflected in other long-term liabilities in the accompanying consolidated balance sheet. See Note 3 for explanation of land lease expense on the Company’s corporate headquarters facilities.

(b) Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of product revenues in the Company’s consolidated statements of income, was approximately $616,000, $450,000, and $513,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

(d) Taxes

The Company conducts operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company’s operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with accounting principles generally accepted in the United States of America, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and the Company believes that, as of December 31, 2010, it has adequately provided for such contingencies. However, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

(e) Legal Actions

In April 2009, the Company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against the Company, seeking the return of approximately $16.7 million in payments received by the Company in the ordinary course of business for components sold by the Company to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meters manufacturers, and from time to time through January 2004, the Company sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project. The Company believes that the Italian claw back law is not applicable to its transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver are without merit, and it is defending the lawsuit.

From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of December 31, 2010, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

(f) Line of Credit

The Company maintains a $10.0 million line of credit with its primary bank, which expires on July 1, 2011. The letter of credit contains certain financial covenants requiring the Company to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of December 31, 2010, the Company was in compliance with these covenants. As of December 31, 2010, the Company’s primary bank has issued, against the line of credit, two standby letters of credit totaling $146,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

9. INCOME TAXES:

The provision for income taxes attributable to continuing operations is based upon income (loss) before income taxes from continuing operations as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic	$(31,730)	$(32,793)	$(25,842)
Foreign	719	502	308

	$(31,011)	$(32,291)	$(25,534)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Federal:
Current	$—	$(392)	$(195)
Deferred	—	—	—

Total federal provision	—	(392)	(195)

State:
Current	4	4	5
Deferred	—	—	—

Total state provision	4	4	5

Foreign:
Current	297	131	487
Deferred	—	—	—

Total foreign provision	297	131	487

Total income tax expense (benefit)	$301	$(257)	$297

The provision for income taxes differs from the amount estimated by applying the statutory Federal income tax rate to income before taxes as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Federal tax at statutory rate of 35%	$(10,854)	$(11,302)	$(8,937)
State taxes, net of federal benefit	2	2	5
U.S.-Foreign rate differential	42	140	155
Change in Valuation Allowance	11,136	11,052	9,766
Others	(25)	(149)	(692)

Total income tax expense (benefit)	$301	$(257)	$297

As of December 31, 2010 and 2009, a valuation allowance has been recorded for the entire gross deferred tax asset as a result of uncertainties regarding the realization of the asset balance. As of December 31, 2010 and 2009, the Company had no significant deferred tax liabilities. The components of the net deferred income tax asset are as follows (in thousands):

	December 31,
	2010	2009
Net operating loss carry forwards	$59,724	$53,443
Tax credit carry forwards	18,274	17,098
Fixed and intangible assets	7,349	7,040
Capitalized research and development costs	37	41
Reserves and other cumulative temporary differences	24,924	16,017

Gross deferred income tax assets	110,308	93,639
Valuation allowance	(110,308)	(93,639)

Net deferred income tax assets	$—	$—

As of December 31, 2010, part of our valuation allowance on deferred tax assets pertains to certain tax credits and net operating loss carry forwards. In the future, we will reduce the valuation allowance associated with these credits and losses upon the earlier of the period in which we utilize them to reduce the amount of income tax we would otherwise be required to pay on our income tax returns, or when it becomes more likely than not that the deferred tax assets are realizable. In addition, the Internal Revenue Code of 1986, as amended, contains provisions that limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. The Company performed an analysis of the ownership changes in 2001. Since that time, some ownership changes may have occurred, which could cause certain of the Company’s net operating loss and credit carryforwards to be limited in future periods.

As of December 31, 2010, the Company had net operating loss carryforwards of $188.7 million for federal income tax reporting purposes and $73.8 million for state income tax reporting purposes, which expire at various dates through 2030. Of these amounts, a significant portion represents federal and state tax deductions from stock option compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in capital in the year in which the benefit is realized. In addition, as of December 31, 2010, the Company had approximately $10.4 million and $11.9 million of tax credit carryforwards for increased research expenditures for federal and California purposes, respectively. The federal research tax credits will expire at various dates if not utilized by 2030 and the state tax credit can be carried over indefinitely. In accordance with current Internal Revenue Code rules, federal net operating loss carryforwards must be utilized in full before federal research and development tax credits can be used to offset current tax liabilities. As a result, depending on the Company’s future taxable income in any given year, some or all of the federal increased research tax credits, as well as portions of the Company’s federal and state net operating loss carryforwards, may expire before being utilized.

Amounts held by foreign subsidiaries are generally subject to United States income taxation on repatriation to the United States. The Company currently intends to permanently reinvest its undistributed earnings from its foreign subsidiaries outside the United States and United States income taxes have not been provided on cumulative total earnings of $8.2 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following is a rollforward of the Company’s uncertain tax positions for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009
Balance as of the beginning of the year	$4,629	$4,662
Tax positions related to current year:
Additions	340	353
Reductions	—	—
Tax positions related to prior years:
Additions	575	1
Reductions	(1)	(190)
Settlements	—	—
Lapses in statute of limitations	(1,006)	(197)

Balance as of the end of the year	$4,537	$4,629

Included in the balance of total unrecognized tax benefits at December 31, 2010 are potential benefits of $773,000, which if recognized, would affect the effective rate on income from continuing operations.

On January 1, 2009, the Company had accrued interest and penalties related to the uncertain tax benefits of approximately $310,000. During 2009, the Company decreased the prior year balance by $149,000 and accrued $63,000 of additional penalties and interest. During 2010, the Company decreased the prior year balance by $82,000 and accrued $65,000 of additional penalties and interest.

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

On December 17, 2010, President Obama signed into law “The Tax Relief, Unemployment Reinsurance Reauthorization and Job Creation Act of 2010.” Among many other tax initiatives, the new law extends the 50% bonus depreciation on eligible property through December 31, 2012 and allows for 100% bonus depreciation on eligible property from September 9, 2010 through December 31, 2011. In addition, the federal credit for increased research expenditures has been extended for two years retroactive to January 1, 2010. As the Company anticipates it will continue to be in a tax loss position for 2010, it will forego the bonus depreciation in its U.S. tax filings for the year ended December 31, 2010.

10. WARRANTY RESERVES:

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are generally provided for when the associated revenue is recognized. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company’s current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $904,000 as of December 31, 2010 and $1.0 million as of December 31, 2009.

11. RELATED PARTIES:

During the years ended December 31, 2010, 2009, and 2008, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, our Executive Chairman, M. Kenneth Oshman, uses his private plane or charter aircraft for Company business for himself and any employees that accompany him. In August 2008, our Board of Directors approved a reimbursement arrangement whereby our company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Our Compensation Committee reaffirmed this arrangement in February 2011. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During 2010, we recognized a total of approximately $96,000 in expenses pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Consolidated Statements of Operations. The Audit Committee of our board of directors regularly reviews these reimbursements.

In November 2009, our Board of Directors approved a similar reimbursement arrangement for our then President and Chief Executive Officer, Robert R. Maxfield, whereby our company would reimburse Mr. Maxfield for 50% of the costs incurred for charter aircraft used while on company business. Alternatively, if Mr. Maxfield used his private plane while on company business, we would have reimbursed him for the cost of an equivalent first class ticket on a commercial flight. During 2010, we recognized a total of approximately $1,000 in expense pursuant to the reimbursement arrangement, all of which has been included in general and administrative expenses in the Consolidated Statements of Operations.

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

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, we cooperated with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, we supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from us. Under the software enhancement agreement, we provide software enhancements to Enel for use in its Contatore Elettronico system. Both the development and supply agreement and the software enhancement agreement expire in December 2011, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances.

During 2010, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $4.6 million, none of which was included in accounts receivable at December 31, 2010. During 2009, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $10.5 million, $6.1 million of which was included in accounts receivable at December 31, 2009. During 2008, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $12.9 million.

On October 29, 2001, the Company loaned Russell Harris, its Senior Vice President of Operations, $1,000,000 in connection with his principal residence. Mr. Harris issued the Company a promissory note secured by residential real estate. The note bore interest at the rate of 4.5% per annum, compounded monthly. The interest that accrued under the note was due and payable in monthly installments over the nine year term of the note, and the principal was due and payable on October 29, 2010. The principal was paid in full by Mr. Harris in June 2009. As of December 31, 2008, the outstanding principal balance was $1,000,000. During the years ended December 31, 2009 and 2008, interest paid by Mr. Harris was $22,000 and $45,000, respectively. While it was outstanding, the terms of this loan were never amended.

12. RESTRUCTURING:

In December 2010, in order to adjust the Company’s operating cost structure to more closely align with its 2011 operating plan, the Company initiated a restructuring program consisting of a headcount reduction of 31 full-time employees worldwide. In connection with this restructuring plan, in the fourth quarter of 2010, the Company recorded restructuring charges of approximately $1.2 million related to termination benefits for these personnel.

The following table sets forth a summary of restructuring activities related to our restructuring program (in thousands):

	Costs Incurred	Cash Payments	December 31, 2010
Termination benefits	$1,212	$(54)	$1,158

Accrued restructuring charges of approximately $1.2 million as of December 31, 2010 comprise the remaining liability balance and are reflected in accrued liabilities on our Consolidated Balance Sheets. We expect to pay these accrued termination benefits through the first two quarter of 2011.

13. VALUATION AND QUALIFYING ACCOUNTS (in thousands):

	Balance at Beginning of Period	Charged/ (Credited) to Revenues and Expenses	Write-Off of Previously Provided Accounts	Balance at End of Period
Year Ended December 31, 2010:
Allowance for Doubtful Accounts	$350	$22	$11	$361
Allowance for Customer Returns and Sales Credits	$827	$5,396	$5,639	$584
Year Ended December 31, 2009:
Allowance for Doubtful Accounts	$323	$27	$—	$350
Allowance for Customer Returns and Sales Credits	$687	$5,441	$5,301	$827
Year Ended December 31, 2008:
Allowance for Doubtful Accounts	$330	$(5)	$2	$323
Allowance for Customer Returns and Sales Credits	$1,098	$7,058	$7,469	$687

14. SEGMENT:

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

The Company operates in one principal industry segment, its reportable segment: the design, manufacture and sale of products for the controls network industry, and markets its products primarily to the building automation, industrial automation, transportation, and utility/home automation markets. The Company’s products provide the infrastructure and support required to implement and deploy open, interoperable, control network solutions. For the electric utility industry, the Company has developed a smart grid system called the NES system. The NES system provides a two-way information and control path between the utility and its customer, which enables utilities to reduce operating costs; improve customer service; offer multiple tariff plans, including time-of-use metering and prepay metering; promote energy efficiency; better utilize distribution assets; improve grid quality and reliability; control loads and reduce peak demand; and respond more rapidly to changing customer and regulatory requirements. All of the Company’s products either incorporate or operate with the Neuron® Chip and/or the LonWorks protocol. The Company also provides a range of services to its customers that consist of technical support, training courses covering its LonWorks network technology and products, and custom software development. In total, the Company offers a wide ranging set of products and services that together constitute the LonWorks system. Any given customer purchases a small subset of such products and services that are appropriate for that customer’s application.

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2010 and 2009, long-lived assets of approximately $37.0 million and $41.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

The Company has three primary product lines: Utility, Commercial, and products and services sold to Enel. Summary revenue information by product line for the years ended December 31, 2010, 2009, and 2008 is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Utility	$57,257	$48,271	$67,118
Commercial	49,135	44,549	54,040
Enel	4,645	10,518	12,889

Total	$111,037	$103,338	$134,047

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the years ended December 31, 2010, 2009, and 2008 is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Americas:
United States	$24,275	$25,930	$31,090
Other Americas	2,494	1,816	2,358

Total Americas	26,769	27,746	33,448

EMEA:
Denmark	31,680	26,234	5,729
Germany	19,637	18,259	25,564
Sweden	3,040	4,516	34,079
Other EMEA	19,186	16,647	22,940

Total EMEA	73,543	65,656	88,312

APJ	10,725	9,936	12,287

Total	$111,037	$103,338	$134,047

For information regarding the Company’s major customers, please refer to Note 6, Significant Customers.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tables set forth certain consolidated statement of operations data for each of the quarters in 2010 and 2009. This information has been derived from our quarterly unaudited consolidated financial statements. The quarterly unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes appearing in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

	Three Months Ended
	Dec. 2010	Sep. 2010	June 2010	March 2010	Dec. 2009	Sep. 2009	June 2009	March 2009
	(in thousands, except per share data)
Selected Quarterly Financial Data
Consolidated Statement of Operations Data:
Revenues:
Product	$37,897	$26,441	$25,784	$17,319	$37,997	$22,965	$21,836	$17,389
Service	913	683	1,173	827	837	710	810	794

Total revenues	38,810	27,124	26,957	18,146	38,834	23,675	22,646	18,183

Cost of revenues:
Cost of product	21,325	14,083	15,147	9,167	22,076	12,838	12,259	9,640
Cost of service	594	567	706	597	622	547	601	648

Total cost of revenues	21,919	14,650	15,853	9,764	22,698	13,385	12,860	10,288

Gross profit	16,891	12,474	11,104	8,382	16,136	10,290	9,786	7,895

Operating expenses:
Product development	10,164	8,438	7,857	8,303	8,852	8,850	8,642	9,091
Sales and marketing	6,599	6,003	5,963	6,497	6,869	5,279	5,655	5,722
General and administrative	4,532	4,756	4,129	4,230	4,152	3,717	4,086	3,787
Restructuring charges	1,212	—	—	—	—	—	—	—

Total operating expenses	22,507	19,197	17,949	19,030	19,873	17,846	18,383	18,600

Loss from operations	(5,616)	(6,723)	(6,845)	(10,648)	(3,737)	(7,556)	(8,597)	(10,705)
Interest and other income (expense), net	13	(559)	504	435	130	(91)	(377)	310
Interest expense on lease financing obligations	(384)	(390)	(396)	(402)	(409)	(415)	(419)	(425)

Loss before provision for income taxes	(5,987)	(7,672)	(6,737)	(10,615)	(4,016)	(8,062)	(9,393)	(10,820)
Income tax expense (benefit)	49	170	136	(54)	(288)	155	131	(255)

Net loss	$(6,036)	$(7,842)	$(6,873)	$(10,561)	$(3,728)	$(8,217)	$(9,524)	$(10,565)

Loss per share:
Basic	$(0.14)	$(0.19)	$(0.17)	$(0.26)	$(0.09)	$(0.20)	$(0.23)	$(0.26)

Diluted	$(0.14)	$(0.19)	$(0.17)	$(0.26)	$(0.09)	$(0.20)	$(0.23)	$(0.26)

Shares used in net loss per share calculation:
Basic	41,639	41,560	41,298	41,072	40,967	40,759	40,658	40,508

Diluted	41,639	41,560	41,298	41,072	40,967	40,759	40,658	40,508

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2011

ECHELON CORPORATION

By:	/S/ OLIVER R. STANFIELD
Oliver R. Stanfield
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald Sege and Oliver R. Stanfield his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signatures	Title	Date

/S/ RONALD SEGE Ronald Sege	President and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2011

/S/ OLIVER R. STANFIELD Oliver R. Stanfield	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 15, 2011

/S/ M. KENNETH OSHMAN M. Kenneth Oshman	Executive Chairman	March 3, 2011

/S/ ARMAS CLIFFORD MARKKULA, JR. Armas Clifford Markkula, Jr.	Vice Chairman	March 3, 2011

/S/ ROBYN M. DENHOLM Robyn M. Denholm	Director	March 14, 2011

/S/ ROBERT J. FINOCCHIO, JR. Robert J. Finocchio, Jr.	Director	March 3, 2011

/S/ ROBERT R. MAXFIELD Robert R. Maxfield	Director	March 5, 2011

/S/ RICHARD M. MOLEY Richard M. Moley	Director	March 3, 2011

/S/ BETSY RAFAEL Betsy Rafael	Director	March 14, 2011

/S/ LARRY W. SONSINI Larry W. Sonsini	Director	March 4, 2011

EXHIBIT INDEX

Exhibit No.	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.3(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

4.2(4)	Second Amended and Restated Modification Agreement dated May 15, 1997.

10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(10)+	1997 Stock Plan (as amended and restated March 26, 2004)

10.2(a)(5)+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature

10.2(b)(5)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature

10.2(c)(6)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement

10.2(d)(5)+	Form of 1997 Stock Plan Performance Share Agreement (re: non-standard vesting schedule)

10.2(e)(5)+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees

10.2(f)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees

10.2(g)(5)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees

10.2(h)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria

10.2(i)(5)+	Form of 1997 Stock Plan Performance Share Agreement

10.2(j)(13)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement

10.2(k)(7)+	Form of 1997 Stock Plan Performance Share Agreement for US-based corporate officers

10.2(l)(11)+	Form of 1997 Stock Plan Performance Share Agreement for non US-based corporate officers

10.2(m)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for US-based corporate officers

10.2(n)(7)+ 10.2(o)(12)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non US-based corporate officers Form of 1997 Stock Plan Restricted Stock Award Agreement

10.3(4)+	1988 Stock Option Plan and forms of related agreements.

10.4(4)	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).

10.5(4)	Form of International Distributor Agreement.

10.6(4)	Form of OEM License Agreement.

10.7(4)	Form of Software License Agreement.

10.8(4)	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.

10.9(8)+	1998 Director Option Plan.

10.10(9)	Building 1 Lease Agreement dated December 30, 1999

10.11(9)	First Amendment to Building 1 Lease Agreement dated May 10, 2000

10.12(9)	Echelon Corporation Common Stock Purchase Agreement with ENEL S.p.A. dated June 30, 2000

10.13(9)	Second Amendment to Building 1 Lease Agreement dated September 22, 2000

10.14(9)	Building 2 Lease Agreement dated November 15, 2001

10.15(9)	Third Amendment to Building 1 Lease Agreement dated April 10, 2008

10.16(9)	First Amendment to Building 2 Lease Agreement dated April 10, 2008

10.17(14)	Form of Value Added Reseller Agreement

21.1(3)	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1(4)	Power of Attorney (see signature page).

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 14, 2000.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 16, 2007, filed on August 17, 2007.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1/A filed on July 9, 1998.
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on June 1, 1998.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 16, 2007.
(6)	Incorporated herein by reference to the Registrant’s Current Report Form 8-K dated April 12, 2007, filed on April 18, 2007.

(7)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008.
(8)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on August 21, 2000.
(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, filed on March 11, 2010.
(10)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on June 1, 2005.
(11)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on August 6, 2010.
(12)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 3, 2010
(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 17, 2008
(14)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 16, 2010