Form 10-Q
period 2011-03-31
ECHELON CORP
filed 2011-05-06
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, 42,196,776 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,973	$7,675
Short-term investments	51,966	56,957
Accounts receivable, net (1)	22,466	25,102
Inventories	10,225	8,993
Deferred cost of goods sold	3,998	2,588
Other current assets	3,445	3,962

Total current assets	101,073	105,277

Property and equipment, net	30,162	31,020
Goodwill	8,468	8,316
Other long-term assets	714	957

Total assets	$140,417	$145,570

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,476	$10,399
Accrued liabilities	5,743	6,713
Current portion of lease financing obligations	1,766	1,731
Deferred revenues	12,211	9,175

Total current liabilities	29,196	28,018

LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	21,610	22,062
Other long-term liabilities	1,514	1,501

Total long-term liabilities	23,124	23,563

STOCKHOLDERS’ EQUITY:
Common stock	453	452
Additional paid-in capital	341,476	338,521
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	1,032	561
Accumulated deficit	(226,734)	(217,415)

Total stockholders’ equity	88,097	93,989

Total liabilities and stockholders’ equity	$140,417	$145,570

(1)	Includes related party amounts of $525 as of March 31, 2011 and $0 as of December 31, 2010. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUES:
Product	$27,679	$17,319
Service	703	827

Total revenues (2)	28,382	18,146

COST OF REVENUES:
Cost of product (1)	14,652	9,167
Cost of service (1)	587	597

Total cost of revenues	15,239	9,764

Gross profit	13,143	8,382

OPERATING EXPENSES:
Product development (1)	9,598	8,303
Sales and marketing (1)	7,242	6,497
General and administrative (1)	4,890	4,230

Total operating expenses	21,730	19,030

Loss from operations	(8,587)	(10,648)
Interest and other income (expense), net	(360)	435
Interest expense on lease financing obligations	(377)	(402)

Loss before provision for income taxes	(9,324)	(10,615)
Income tax benefit	(5)	(54)

NET LOSS	$(9,319)	$(10,561)

Net loss per share:
Basic	$(0.22)	$(0.26)

Diluted	$(0.22)	$(0.26)

Shares used in computing net loss per share:
Basic	41,783	41,072

Diluted	41,783	41,072

(1)	See Note 4 for summary of amounts included representing equity compensation expense.
(2)	Includes related party amounts of $1,169 and $362 for the three months ended March 31, 2011 and 2010, respectively. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(9,319)	$(10,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,529	1,622
Reduction of allowance for doubtful accounts	(36)	(39)
Loss on disposal of fixed assets	8	4
Reduction of (increase in) accrued investment income	17	(15)
Stock-based compensation	3,185	3,232
Change in operating assets and liabilities:
Accounts receivable	2,665	7,877
Inventories	(1,240)	(3,599)
Deferred cost of goods sold	(1,401)	752
Other current assets	850	87
Accounts payable	(1,018)	(1,295)
Accrued liabilities	(926)	2,202
Deferred revenues	3,056	(1,931)
Deferred rent	14	(27)

Net cash used in operating activities	(2,616)	(1,691)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(14,979)	(14,951)
Proceeds from maturities and sales of available-for-sale short-term investments	19,948	9,970
Change in other long-term assets	—	(8)
Capital expenditures	(594)	(464)

Net cash provided by (used in) investing activities	4,375	(5,453)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(417)	(383)
Proceeds from exercise of stock options	118	98
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(508)	(633)

Net cash used in financing activities	(807)	(918)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	346	(484)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,298)	(8,546)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,675	17,206

End of period	$8,973	$8,660

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$375	$400

Cash paid for income taxes	$108	$72

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2010 included in its Annual Report on Form 10-K.

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

•

The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 62% of net revenues for the quarter ended March 31, 2011 was derived from four customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and reduce their purchase orders from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

•

The Company utilizes third-party contract electronic manufacturers to manufacture, assemble, and test its products. As a result of current credit market conditions, if any of these third-parties were unable to obtain the necessary capital to operate their business, they may be unable to provide the Company with timely services or to make timely deliveries of products.

•

Due to the continuing worldwide economic instability, coupled with the fact that the Company’s Utility customers generally procure products that have been customized to meet their requirements, the Company has limited visibility into ultimate product demand, which makes sales forecasting more difficult. As a result, anticipated demand may not materialize, which could subject the Company to increased levels of excess and obsolete inventories.

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

Recently Issued Accounting Standards

There have been no new recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011 that are of significance, or potential significance, to the Company.

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

The Company allocates revenue to each element in a multiple-element arrangement based upon their relative selling price. The Company determines the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, the Company uses its best estimated selling price (“BESP”) for that deliverable. Since the use of the residual method is eliminated under the new accounting standards, any discounts offered by the Company are allocated to each of the deliverables. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for the respective element.

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

The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three months ended March 31, 2011 resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.

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

As of March 31, 2011 and December 31, 2010, approximately $6.0 million and $3.7 million, respectively, of the Company’s Utility revenue was deferred. Of the $3.7 million deferred as of December 31, 2010, approximately $1.5 million related to arrangements entered into prior to January 1, 2010. Virtually all of the $6.0 million of deferred revenue at March 31, 2011 relates to arrangements that were entered into subsequent to December 31, 2009.

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

On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at March 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$5,251	$5,251	$—	$—
Fixed income available-for-sale securities: (2)
U.S. government securities	51,966	—	51,966	—

Total fixed income available-for-sale securities	51,966	—	51,966	—

Total	$57,217	$5,251	$51,966	$—

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
(2)	Included in short-term investments in the Company’s condensed consolidated balance sheets

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

As of March 31, 2011, the Company’s available-for-sale short-term investments had contractual maturities from three to twelve months and an average remaining term to maturity of five months. As of March 31, 2011, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government and agency securities	$51,954	$51,966	$13	$1

Total investments in debt securities	$51,954	$51,966	$13	$1

Market values were determined for each individual security in the investment portfolio. The decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. The Company reviews its investments on a regular basis to evaluate whether or not any have experienced an other-than-temporary decline in fair value. As of March 31, 2011, none of the Company’s investments had any material unrealized losses.

3. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net loss (Numerator):
Net loss, basic and diluted	$(9,319)	$(10,561)

Shares (Denominator):
Weighted average common shares outstanding	41,783	41,072

Shares used in basic computation	41,783	41,072
Common shares issuable upon exercise of stock options (treasury stock method)	—	—

Shares used in diluted computation	41,783	41,072

Net loss per share:
Basic	$(0.22)	$(0.26)

Diluted	$(0.22)	$(0.26)

For the three months ended March 31, 2011 and 2010, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, and restricted stock units (RSUs) excluded from this calculation for the three months ended March 31, 2011 and 2010 was 6,080,834, and 7,180,410, respectively.

4. Stockholders’ Equity and Employee Stock Option Plans:

Common Stock

In April 2008, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the quarter ended March 31, 2011, the Company did not repurchase any shares under the repurchase program. Since inception, the Company has repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of March 31, 2011, 2,250,000 shares were available for repurchase. The stock repurchase program expired in April 2011.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended March 31, 2011 and 2010 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenues:
Cost of product	$294	$326
Cost of service	22	30
Operating expenses:
Product development	1,006	1,122
Sales and marketing	807	815
General and administrative	1,056	939

Total	$3,185	$3,232

Comprehensive Loss

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(9,319)	$(10,561)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	476	(581)
Unrealized holding gains (losses) on available-for-sale securities	(5)	9

Comprehensive loss	$(8,848)	$(11,133)

Stock Award Activity

The total intrinsic value of options exercised during the three months ended March 31, 2011 was approximately $349,000. The total intrinsic value of options exercised during the three months ended March 31, 2010 was approximately $255,000. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The total fair value of RSUs vested and released during the quarter ended March 31, 2011 was approximately $848,000. The total fair value of RSUs vested and released during the quarter ended March 31, 2010 was approximately $1.6 million. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Equity Compensation Expense for RSUs with Financial- Based Performance Vesting Requirements

As of March 31, 2011, there were 476,439 non-vested RSUs and restricted stock awards (“RSAs”) (with a grant date fair value of approximately $3.5 million) that were subject to certain financial-based performance requirements that must be achieved before vesting can occur. Of these 476,439 non-vested RSUs and RSAs, 111,439 (that were issued in May 2009 with a grant date fair value of approximately $823,000) contain financial-based performance conditions that must be achieved by May 2014, and the remaining 365,000 RSUs and RSAs (that were issued in August 2010 with a grant date fair value of approximately $2.7 million) contain financial-based performance conditions that must be achieved by April 2015.

Through March 31, 2011, cumulative compensation expense of $1.3 million associated with the 111,439 RSUs granted in May 2009 and the 365,000 RSUs and RSAs granted in August 2010 has been recognized because the Company believes it is probable that the associated financial performance requirements will be achieved. If such requirements are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed. For these 476,439 awards that are considered probable of achievement, the unearned compensation expense of $2.2 million is expected to be recognized over estimated service periods ranging from 1.0 years to 2.8 years. To the extent the Company’s estimate of the timing of achievement of the performance requirements changes in the future, the timing of recognition of the related compensation expense may change.

5. Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three months ended March 31, 2011 and 2010, the Company had four customers that accounted for a significant portion of its revenues: EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its Commercial products in Europe, Duke Energy Corporation (“Duke”), a U.S. utility company; and Eltel Networks A/S (“Eltel”) and Telvent Energia y Medioambiente SA (“Telvent”), value added resellers of the Company’s Utility products. For the three months ended March 31, 2011 and 2010, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended March 31,
	2011	2010
Duke	21.3%	6.7%
Eltel	13.9%	16.3%
Telvent	13.5%	0.9%
EBV	13.4%	18.1%

Total	62.1%	42.0%

In April 2011, the Company’s distributor agreement with EBV was assigned from EBV to Avnet Europe Comm VA, a limited partnership organized under the laws of Belgium (“Avnet”). Each of EBV and Avnet are indirect subsidiaries of Avnet, Inc., a New York corporation, which is a distributor of electronic parts, enterprise computing and storage products and embedded subsystems. At the time of the assignment, the term of the distributor agreement was extended and will now expire in June 2014.

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

From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of March 31, 2011, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

Line of Credit

The Company maintains a $10.0 million line of credit with its primary bank, which expires on July 1, 2011. The letter of credit contains certain financial covenants requiring the Company to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of March 31, 2011, the Company was in compliance with these covenants. As of March 31, 2011, the Company’s primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

7. Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Purchased materials	$4,277	$4,306
Work-in-process	43	48
Finished goods	5,905	4,639

	$10,225	$8,993

8. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Accrued payroll and related costs	$3,790	$3,727
Warranty reserve	954	877
Payments received toward design and development expenses	300	300
Restructuring charges	250	1,158
Accrued taxes	58	167
Customer deposits	13	197
Other accrued liabilities	378	287

	$5,743	$6,713

During the quarter ended June 30, 2010, the Company entered into a contractual arrangement whereby a third party is making payments to the Company in connection with certain design and development activities. As of March 31, 2011, the Company had received approximately $4.8 million, $300,000 of which relates to payments received in advance of the completion of certain of the design and development activities and is reflected in accrued liabilities as detailed above. The $300,000 will be used to offset current period Product Development expenses in the period during which the associated milestone is completed. The remaining $4.5 million was used to offset related Product Development expenses incurred during the year ended December 31, 2010.

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2011 and December 31, 2010, long-lived assets of approximately $36.1 million and $37.0 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

The Company has three primary product lines: Utility, Commercial, and products and services sold to Enel. Summary revenue information by product line for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Utility	$14,623	$5,452
Commercial	12,590	12,332
Enel	1,169	362

Total	$28,382	$18,146

In the Americas, the Company sells its products primarily through a direct sales organization in North America and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Americas	$10,685	$6,540
EMEA	14,811	9,139
APJ	2,886	2,467

Total	$28,382	$18,146

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.

10. Income Taxes:

The income tax benefit for the three months ended March 31, 2011 and 2010 was $5,000 and $54,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

As of March 31, 2011 and December 31, 2010, the Company had gross unrecognized tax benefits of approximately $3.8 million and $4.5 million, respectively, of which $693,000 and $773,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2011 and December 31, 2010, the Company had accrued $185,000 and $219,000, respectively, for interest and penalties. The $34,000 reduction in accrued interest and penalties during the three months ended March 31, 2011 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.

11. Related Parties:

The law firm of Wilson Sonsini Goodrich & Rosati, P.C. acts as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, our Executive Chairman, M. Kenneth Oshman, uses his private plane or charter aircraft for Company business for himself and any employees that accompany him. In August 2008, our Board of Directors approved a reimbursement arrangement whereby our company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Our Compensation Committee reaffirmed this arrangement in February 2011. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During the quarter ended March 31, 2011, the Company incurred no expenses pursuant to the reimbursement arrangement. The Audit Committee of our board of directors regularly reviews these reimbursements.

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

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, we cooperated with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, we supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from us. Under the software enhancement agreement, we provide software enhancements to Enel for use in its Contatore Elettronico system. The software enhancement agreement expires in December 2011 and the development and supply agreement expires in December 2012, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances.

For the three months ended March 31, 2011 and 2010, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.2 million and $362,000, respectively. As of March 31, 2011, and December 31, 2010, $525,000 and $0, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

12. Restructuring

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

The following table sets forth a summary of restructuring activities related to our restructuring program (in thousands):

	December 31, 2010	Costs Incurred	Cash Payments	March 31, 2011
Termination benefits	$1,158	$—	$(908)	$250

Accrued restructuring charges of approximately $250,000 as of March 31, 2011 comprise the remaining liability balance and are reflected in accrued liabilities on our Consolidated Balance Sheets. We expect to pay these accrued termination benefits during the second quarter of 2011.

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

EXECUTIVE OVERVIEW

Echelon Corporation was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. We are based in San Jose, California, and maintain offices in eleven foreign countries throughout Europe and Asia. We develop, market, and sell energy control networking solutions, a critical element of incorporating action-oriented intelligence into the utility grid, buildings, streetlights, and other energy devices – all components of the evolving smart grid, which encompasses everything from the power plant to the plug. Echelon’s products can be used to make the management of electricity over the smart grid cost effective, reliable, survivable and instantaneous. Our products enable everyday devices — such as air conditioners, appliances, electricity meters, light switches, thermostats, and valves — to be made “smart” and inter-connected.

Since partnering with Enel in 2000 and supplying them with critical components for use in their Contatore Elettronico electricity meter management project in Italy, we have been investing heavily in the development of hardware and software products for use in the “smart grid.” These hardware devices and associated software are used by electric utilities, including Enel, in their smart metering and distribution automation systems. To date, we have generated revenues of approximately $591.1 million from these investments. We refer to this revenue as Utility revenue when these products and services are sold to utilities and value-added resellers other than Enel. We refer to Echelon’s revenue derived from sales to Enel and Enel’s designated manufacturers as Enel Project revenue. Revenue derived from products and services sold to commercial OEMs and systems integrators in the building, industrial, transportation, utility/home, and other automation markets we refer to as Commercial revenue. These products include intelligent components (such as microprocessors, transceivers, and control modules), networking infrastructure products (such as routers and network interfaces), intelligent devices that provide a point of data collection and control at the “edge”, where control systems and the Internet connect (such as our SmartServer energy managers), and management software (such as our LNS® network operating system and our Lon Maker® Integration tool).

Our total revenues increased significantly during the first quarter of 2011 as compared to the same period in 2010, driven principally by increased sales of our Utility products. Gross margins remained relatively flat between the two periods, while overall operating expenses grew by approximately 14.2%. The net effect was a first quarter loss in 2011 that decreased by $1.2 million, or 11.8% as compared to the first quarter of 2010.

The following tables provide an overview of key financial metrics for the quarters ended March 31, 2011 and 2010 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Net revenues	$28,382	$18,146	$10,236	56.4%
Gross margin	46.3%	46.2%	—	0.1	ppt
Operating expenses	$21,730	$19,030	$2,700	14.2%
Net loss	$(9,319)	$(10,561)	$(1,242)	(11.8%)

	Balance as of
	March 31, 2011	December 31, 2010	$ Change	% Change
Cash, cash equivalents, and short-term investments	$60,939	$64,632	$(3,693)	(5.7%)

•

Net revenues: Our total revenues increased by 56.4% during the first quarter of 2011 as compared to the same period in 2010, driven primarily by a $9.2 million, or 168.2%, increase in sales of our Utility products. Enel Project and Commercial revenues also increased between the two periods, up $807,000 and $258,000, respectively. While these improvements are encouraging signs that the severe economic downturn that began in late 2008 and has continued since may be abating, we are not yet convinced that worldwide macro-economic conditions and corresponding demand for our products have improved to pre-recession levels. Utilities are the ultimate customer for our Utility products. We believe that utilities have limited their capital expenditures in response to reduced cash flow arising from the worldwide recession. With respect to our Commercial product line, many of our customers produce products used in commercial or industrial buildings. The markets for these products were adversely affected by the recession. However, we continue to see emerging strength in energy saving markets such as demand response and street-lighting controls. The increase in our Enel Project revenues was due principally to an anticipated increase in the level of orders placed by Enel’s meter manufacturers for metering kits under the 2006 development and supply agreement.

•

Gross margin: Our gross margin remained relatively flat during the first quarter of 2011 as compared to the same period in 2010, increasing from 46.2% in the first quarter of 2010 to 46.3% in the first quarter of 2011. Excluding the impact of non-cash stock-based compensation charges, gross margins declined by 0.8 percentage points, from 48.2% in the first quarter of 2010 to 47.4% in the first quarter of 2011. This decrease was primarily due to the relatively higher percentage of our revenues being attributable to our lower margin Utility products.

•

Operating expenses: Our operating expenses increased by $2.7 million, or 14.2%, during the first quarter of 2011 as compared to the same period in 2010. Excluding the impact of non-cash stock-compensation charges, operating expenses increased by 16.8%, from $16.2 million in the first quarter of 2010 to $18.9 million in the first quarter of 2011. These increases were driven primarily by increased product development expenses, and to a lesser extent by increases in our sales and marketing and general and administrative expenses.

•

Net loss: Our net loss decreased by $1.2 million, or 11.8% during the first quarter of 2011 as compared to the same period in 2010. Excluding the impact of non-cash stock-compensation charges, our net loss decreased by $1.2 million, from $7.3 million in the first quarter of 2010 to $6.1 million in the first quarter of 2011. While overall revenues increased significantly and gross margins remained relatively unchanged, higher operating expenses and translation losses offset some of the gross profit improvement.

•

Cash, cash equivalents, and short-term investments: During the first quarter of 2011, our cash, cash equivalents, and short-term investment balance decreased by 5.7%, from $64.6 million at December 31, 2010 to $60.9 million at March 31, 2011. This $3.7 million reduction was primarily the result of $2.6 million of cash used in operating activities, and to a lesser extent by cash used for capital asset acquisitions and for taxes paid in conjunction with equity compensation awards.

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

Japan Earthquake and Tsunami. On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks. These geological events have caused significant damage in the region, and have impacted Japan’s electricity and other infrastructure as well as its economy. Toshiba, a manufacturer of the Neuron Chip, which is a component used by our company and our customers in control network devices, has informed us that they will no longer manufacture the Neuron Chip due to earthquake damage suffered at the semiconductor manufacturing facility that produced the Neuron Chip. Toshiba had previously informed us that they were exiting the Neuron business and would stop accepting orders for Neuron Chips in September 2011 for deliveries through December 2012. In light of this development, we have been working with Toshiba’s customers to provide them with a smooth migration path to our new Neuron 5000 processor. Alternatively our customers can purchase Neuron Chips from a second manufacturer, Cypress Semiconductor. However, the abrupt termination of Toshiba’s Neuron Chip manufacturing capability may cause some short-term disruption in these plans, and in the meantime could negatively affect our customer’s ability to manufacture control network devices until such time as they complete their transition work. Consequently, there is a risk that the events in Japan could ultimately reduce demand for certain of our transceiver products that are used in conjunction with Neuron Chips in developing control network devices by our customers, for at least the short term. Such a reduction in demand could negatively impact our results of operations and financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1, “Significant Accounting Policies” of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010, which we filed with the Securities and Exchange Commission in March 2011, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our revenues, stock-based compensation, allowance for doubtful accounts, inventories, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2011, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Revenues:
Product	97.5%	95.4%
Service	2.5	4.6

Total revenues	100.0	100.0
Cost of revenues:
Cost of product	51.6	50.5
Cost of service	2.1	3.3

Total cost of revenues	53.7	53.8

Gross profit	46.3	46.2

Operating expenses:
Product development	33.8	45.8
Sales and marketing	25.6	35.8
General and administrative	17.2	23.3

Total operating expenses	76.6	104.9

Loss from operations	(30.3)	(58.7)
Interest and other income, net	(1.3)	2.4
Interest expense on lease financing obligations	(1.3)	(2.2)

Loss before provision for income taxes	(32.9)	(58.5)
Provision for income taxes	(0.0)	(0.3)

Net loss	(32.9)%	(58.2)%

Revenues

Total revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 31, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Total revenues	$28,382	$18,146	$10,236	56.4%

The $10.2 million increase in total revenues for the quarter ended March 31, 2011 as compared to the same period in 2010 was primarily the result of a $9.2 million increase in Utility revenues, an $807,000 increase in Enel project revenues, and a $258,000 increase in Commercial revenues.

Utility revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 31, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Utility revenues	$14,623	$5,452	$9,171	168.2%

During the quarters ended March 31, 2011 and 2010, our Utility revenues were derived primarily from a relatively small number of customers who have undertaken large-scale deployments of our NES System products. These deployments generally come to fruition after an extended and complex sales process, and each is relatively substantial in terms of its revenue potential. They vary significantly from one another in terms of, among other things, the overall size of the deployment, the duration of time over which the products will be sold, the mix of products being sold, the timing of delivery of those products, and the ability to modify the timing or size of those projects. This relative uniqueness among each deployment results in significant variability and unpredictability in our Utility revenues.

The $9.2 million increase in our Utility revenues during the quarter ended March 31, 2011 as compared to the same period in 2010 was due to an overall increase in the level of large-scale deployments of our NES System products. In particular, the increase was attributable primarily to increased shipments of our Utility products for projects at Duke Energy and in Finland. These increases were partially offset by a slight reduction in products shipped for our projects in Denmark.

Our ability to recognize revenue on shipments of our Utility products depends on several factors, including, but not limited to, the impact on delivery dates of any modifications to existing shipment schedules included in the contracts that have been awarded to us thus far, and certain contractual provisions, such as customer acceptance. In addition, the revenue recognition rules relating to products such as our NES System will likely require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period.

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

During the third quarter of 2010, we announced the Echelon Control Operating System (COS), a new open software platform for intelligent distributed control of the smart grid. Echelon COS will run throughout the edge of the grid on a new Echelon product, the Edge Control Node (ECN) 7000 series of open and extensible hardware solutions. We also announced that Duke Energy will be the first customer for COS and the ECN. While both COS and the ECN currently remain under development, we expect to begin shipping final versions of the new products during the latter part of 2011, at which point revenues associated with the new products will commence.

We currently expect that our 2011 NES System revenues will increase over 2010 levels, in large part due to our expectation that world-wide macro-economic conditions and associated credit markets, which were severely impacted by the world-wide recession that began in late 2008 and continued through 2009 and much of 2010, will continue to improve.

Commercial revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 31, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Commercial revenues	$12,590	$12,332	$258	2.1%

Our Commercial revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings.

The $258,000 increase in Commercial revenues for the quarter ended March 31, 2011 as compared to the same period in 2010 was primarily due to an $805,000 increase in Commercial revenues from the EMEA region and a $235,000 increase in APJ revenues; partially offset by a $782,000 reduction in sales in the Americas. During the first quarter of 2010, Commercial revenues from the Americas were unusually high due to a concentration with one customer. That unusually high level of revenue was not repeated during the remainder of 2010, or during the first quarter of 2011. Excluding the impact of that one customer, Commercial revenues in the Americas would have increased between the two periods as well. Within the Commercial family of products, the year-over-year increase was primarily attributable to an increase in sales of our Control and Connectivity products.

Our future Commercial revenues will continue to be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our Commercial products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our Commercial revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 7.1% for the quarter ended March 31, 2011 and 7.9% for the same period in 2010. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, in the near future, the amount of our Commercial revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

We currently expect our 2011 Commercial revenues will continue to increase over amounts generated in 2010, due primarily to our expectation of ongoing improvements in world-wide macro-economic conditions.

Enel project revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 31, 2010	2011 over 2010 $ Change	2011 over 2010% Change
Enel project revenues	$1,169	$362	$807	222.9%

In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. The $1.2 million and $362,000 of Enel project revenue recognized during the quarters ended March 31, 2011 and 2010, respectively, related primarily to shipments under the new development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. The software enhancement agreement expires in December 2011 and the development and supply agreement expires in December 2012, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances. We currently expect that revenues from the Enel project during 2011 will be higher than those generated in 2010 as we expect Enel to order higher quantities of metering kit products in 2011.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 31, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Gross Profit	$13,143	$8,382	$4,761	56.8%
Gross Margin	46.3%	46.2%	—	0.1

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

Gross margin remained relatively unchanged during the first quarter of 2011 as compared to the same period in 2010. Although our Utility revenues (which generally carry lower gross margins than our Commercial or Enel Project revenues) increased substantially during the first quarter of 2011 as compared to the same period in 2010, we continued to see improved gross margins in this product line resulting from more of our sales being attributable to the more recent, cost reduced versions of our Utility products. In addition, when expressed as a percentage of revenues, indirect costs decreased during the quarter ended March 31, 2011 as compared to the same period in 2010, which also helped to maintain higher gross margins.

Our future gross margins will continue to be affected by several factors, including, but not limited to: overall revenue levels, changes in the mix of products sold, periodic charges related to excess and obsolete inventories, warranty expenses, introductions of cost reduced versions of our Utility and Commercial products, changes in the average selling prices of the products we sell, purchase price variances, and fluctuations in the level of indirect overhead spending that is capitalized in inventory. In addition, the impact of foreign exchange rate fluctuations and labor rates may affect our gross margins in the future. We currently outsource the manufacturing of most of our products requiring assembly to CEMs located primarily in China. To the extent labor rates were to rise, or to the extent the dollar were to weaken against the Chinese currency, or other currencies used by our CEMs, our costs for the products they manufacture could rise, which would negatively affect our gross margins. Lastly, many of our products, particularly our Utility products, contain significant amounts of certain commodities, such as silver, copper, and cobalt. Prices for these commodities have been volatile, which in turn have caused fluctuations in the prices we pay for the products in which they are incorporated.

Operating Expenses

Product Development

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 31, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Product Development	$9,598	$8,303	$1,295	15.6%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $1.3 million increase in product development expenses during the quarter ended March 31, 2011 as compared to the same period in 2010 was, in part, due to certain product development expenses totaling $587,000 incurred during the first quarter of 2010 that were deferred as of March 31, 2010, as they were expected to be offset by nonrefundable payments that had been received from a third party for certain design and development activities but for which the contractual arrangement was not formalized until the second quarter of 2010 (also discussed in Note 8 – Accrued Liabilities in the accompanying condensed consolidated financial statements included in Part I – Item 1 of this report). Excluding the impact of that deferral at March 31, 2010, our product development expenses increased $708,000 during the first quarter of 2011 as compared to the same period in 2010. This increase was primarily due to an increase in the incremental expenses we incurred associated with this project. We currently anticipate this arrangement to continue during 2011, although we expect that the amount of the third party customer funding we use to reduce our product development expenses will decrease from the $4.5 million we received during the full year 2010 to $1.5 million in 2011. During this time, we expect our product development expenses will fluctuate from quarter to quarter. These fluctuations will be driven by both the amount of contractually guaranteed reimbursement payments earned by us during the respective quarter, since the payments are used to offset current period product development expenses incurred, and any incremental expenses associated with this project that we incur in the respective period. Therefore, while the arrangement is in effect, our future quarterly product development expenses could be higher or lower than levels reported for the corresponding periods in 2010.

In April 2010, we announced that our Board of Directors had approved a restoration of salary for all of our employees who had been affected by the structured salary reduction we implemented in 2009. The salary restoration took effect on May 1, 2010, and as a result, compensation expense for product development personnel would be expected to increase for the full year 2011. However, in December 2010, we initiated a restructuring program that reduced our product development headcount by approximately 10% in early 2011. When coupled with the reduction in offsetting third party payments as discussed above, we expect our overall product development expenses will increase only slightly in 2011 as compared to 2010.

Sales and Marketing

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 31, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Sales and Marketing	$7,242	$6,497	$745	11.5%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

The $745,000 increase in sales and marketing expenses for the quarter ended March 31, 2011 as compared to the same period in 2010 was comprised of the following: a $275,000 increase in fees paid to consultants and other third party service providers; a $178,000 increase in facilities and related expenses due principally to a charge taken for the early termination of a lease for one of our sales offices; a $113,000 increase in tradeshow and marketing expenses; a $102,000 increase in dues paid for memberships in certain trade organizations; and $77,000 of increases in other miscellaneous spending categories. Also contributing to the increase was the impact of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen. Approximately $22,000, or 3.0%, of the $745,000 quarter-over-quarter increase was the result of these foreign currency exchange rate fluctuations. Excluding the impact of these exchange rate fluctuations, sales and marketing expenses increased by approximately 11.1% between the two periods.

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

General and Administrative

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 31, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
General and Administrative	$4,890	$4,230	$660	15.6%

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $660,000 increase in general and administrative expenses during the quarter ended March 31, 2011 as compared to the same period in 2010 was primarily attributable to a $556,000 increase in compensation expense, which was principally comprised of a $288,000 increase in bonus expenses associated with our 2011 management bonus plan, a $117,000 increase in non-cash equity compensation charges, and a $122,000 increase in salaries and wages. The increase in salaries and wages was due in part to the May 2010 salary restoration discussed above. Also contributing to the $660,000 increase between the two periods were increases of $90,000 in fees paid to third party service providers.

We currently expect our 2011 general and administrative expenses will increase slightly over 2010 levels.

Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 31, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Interest and Other Income (Expense), Net	$(360)	$435	$(795)	(182.8%)

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

The $795,000 decrease in interest and other income, net during the quarter ended March 31, 2011 as compared to the same period in 2010 was primarily attributable to the fact that, during the first quarter of 2011, we recognized approximately $386,000 of foreign currency translation losses, whereas in the first quarter of 2010, we recognized foreign currency translation gains of approximately $392,000. These fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, as it did during the first quarter of 2011, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, as it did during the first quarter of 2010, the resulting translation gains favorably impact other income.

We do not currently anticipate interest income on our investment portfolio will improve during 2011 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 31, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Interest Expense on Lease Financing Obligations	$377	$402	$(25)	(6.2%)

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

The $25,000 decrease in interest expense on lease financing obligations during the quarter ended March 31, 2011 as compared to the same period in 2010 was a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of the payments we make in the future will be allocated to principal repayment and less will be allocated to interest expense.

Income Tax Benefit

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 31, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Income Tax Benefit	$(5)	$(54)	$49	90.7%

The income tax benefit for the quarters ended March 31, 2011 and 2010 was $5,000 and $54,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits. The income tax benefits recorded during the quarters ended March 31, 2011 and 2010 were primarily due to the expiration of the statute of limitations in certain foreign jurisdictions.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our consolidated statements of income, was approximately $146,000 during the quarter ended March 31, 2011, and $127,000 for the same period in 2010.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of March 31, 2011, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of March 31, 2011, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through March 31, 2011, we raised $294.3 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

In April 2008, our board of directors approved a new stock repurchase program, which authorized us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the new stock repurchase program during the quarter ended March 31, 2011. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of March 31, 2011, 2,250,000 shares were available for repurchase. The stock repurchase program expired in April 2011.

The following table presents selected financial information as of March 31, 2011, and for each of the last three fiscal years (dollars in thousands):

	March 31, 2011	December 31,
		2010	2009	2008
Cash, cash equivalents, and short-term investments.	$60,939	$64,632	$80,116	$87,316
Trade accounts receivable, net	22,466	25,102	21,496	23,480
Working capital	71,877	77,259	96,357	108,811
Stockholders’ equity	88,097	93,989	115,898	132,571

As of March 31, 2011, we had $60.9 million in cash, cash equivalents, and short-term investments, a decrease of $3.7 million as compared to December 31, 2010. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.

Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $2.6 million for the quarter ended March 31, 2011, an increase in cash outflows of approximately $925,000 as compared to the same period in 2010. During the quarter ended March 31, 2011, net cash used in operating activities was primarily the result of our net loss of $9.3 million, partially offset by stock-based compensation expenses of $3.2 million, changes in our operating assets and liabilities of $2.0 million, and depreciation and amortization expense of $1.5 million. The primary components of the $2.0 million net change in our operating assets and liabilities were a $3.1 million increase in deferred revenues, a $2.7 million decrease in accounts receivable, and an $850,000 decrease in other current assets, the benefits of which were partially offset by $1.4 million increase in deferred cost of goods sold, a $1.2 million increase in inventories, a $1.0 million reduction in accounts payable, and a $926,000 reduction in accrued liabilities. Deferred revenues increased due primarily to the timing of products shipped in the latter part of the first quarter of 2011 for which customer acceptance had not yet been received. Accounts receivable decreased primarily as a result of reduced revenues during the first quarter of 2011 as compared to the fourth quarter of 2010. During the quarter ended March 31, 2011, total revenues were $28.4 million compared to $38.8 million during the quarter ended December 31, 2010. Other current assets decreased primarily due to a reduction in unbilled receivables. Deferred cost of goods sold increased in conjunction with an increase in deferred revenues. Inventories increased in part due to the timing of customer shipments during the latter part of the first quarter that had not yet reached their destination as well as in preparation for an anticipated increase in shipments during the second quarter of 2011. Accounts payable decreased due to an overall reduction in the level of purchasing activity due to lower revenues in the first quarter of 2011 as compared to the fourth quarter of 2010, as well as the timing of expenditures during the first quarter of 2011. Accrued liabilities decreased primarily due to the payment of termination benefits that were accrued as part of our restructuring program in the fourth quarter of 2010.

During the quarter ended March 31, 2010, net cash used in operating activities was primarily the result of our net loss of $10.6 million, partially offset by changes in our operating assets and liabilities of $4.1 million, stock-based compensation expenses of $3.2 million, and depreciation and amortization expense of $1.6 million. The primary components of the $4.1 million decrease in our operating assets and liabilities were a $7.9 million decrease in accounts receivable, a $2.2 million increase in accrued liabilities, and a $752,000 decrease in deferred cost of goods sold, the benefits of which were partially offset by a $3.6 million increase in inventories, a $1.9 million decrease in deferred revenues, and a $1.3 million decrease in accounts payable. Accrued liabilities increased primarily as a result of a $2.0 million increase in customer deposits. Accounts receivable decreased primarily as a result of reduced revenues during the first quarter of 2010 as compared to the fourth quarter of 2009. During the quarter ended March 31, 2010, total revenues were $18.1 million compared to $38.8 million during the quarter ended December 31, 2009. Deferred cost of goods sold decreased in conjunction with a decrease in deferred revenues. Inventories increased in preparation for an anticipated increase in shipments during the second quarter of 2010. Accounts payable decreased due to an overall reduction in the level of purchasing activity due to lower revenues in the first quarter of 2010 as compared to the fourth quarter of 2009, as well as the timing of expenditures during the first quarter of 2010.

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $4.4 million for the quarter ended March 31, 2011, an increase in cash inflows of $9.8 million from the same period in 2010. During the quarter ended March 31, 2011, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $19.9 million, partially offset by purchases of available-for-sale short-term investments of $15.0 million and capital expenditures of $594,000. During the quarter ended March 31, 2010, net cash used in investing activities was primarily the result of purchases of available-for-sale short-term investments of $15.0 million and capital expenditures of $464,000, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $10.0 million.

Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $807,000 for the quarter ended March 31, 2011, a $111,000 decrease in cash outflows as compared to the same period in 2010. During the quarter ended March 31, 2011, net cash used in financing activities was primarily the result of $508,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options and $417,000 in principal payments on our building lease financing obligations, partially offset by proceeds of $118,000 from the exercise of stock options by our employees. During the quarter ended March 31, 2010, net cash used in financing activities was primarily the result of $633,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options and $383,000 in principal payments on our building lease financing obligations, partially offset by proceeds of $98,000 from the exercise of stock options by our employees.

We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.

We maintain a $10.0 million line of credit with our primary bank, which expires on July 1, 2011. The letter of credit contains certain financial covenants requiring us to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of March 31, 2011, we were in compliance with these covenants. As of March 31, 2011, our primary bank had issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

In the future, our cash reserves may be used to strategically acquire other companies, products, or technologies that are complementary to our business. In addition, our combined cash, cash equivalents, and short-term investments balances could be negatively affected by various risks and uncertainties, including, but not limited to, the risks detailed in this Quarterly Report in section titled “Factors That May Affect Future Results of Operations.” For example, any continued weakening of economic conditions or changes in our planned cash outlay could negatively affect our existing cash reserves.

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

From time to time, our Executive Chairman, M. Kenneth Oshman, uses his private plane or charter aircraft for Company business for himself and any employees that accompany him. In August 2008, our Board of Directors approved a reimbursement arrangement whereby our company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. Our Compensation Committee reaffirmed this arrangement in February 2011. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During the quarter ended March 31, 2011, we incurred no expenses pursuant to the reimbursement arrangement. The Audit Committee of our board of directors regularly reviews these reimbursements.

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

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, we cooperated with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, we supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from us. Under the software enhancement agreement, we provide software enhancements to Enel for use in its Contatore Elettronico system. The software enhancement agreement expires in December 2011 and the development and supply agreement expires in December 2012, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances.

For the three months ended March 31, 2011 and 2010, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.2 million and $362,000, respectively. As of March 31, 2011, and December 31, 2010, $525,000 and $0, respectively, of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

RECENTLY ISSUED ACCOUNTING STANDARDS

See the section entitled “Recent Accounting Pronouncements” in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a full description of recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Once a utility decides to move forward with a large-scale deployment of a smart grid project that is based on our NES System, the timing of and our ability to recognize revenue on our Utility product shipments will depend on several factors. These factors, some of which may not be under our control, include shipment schedules that may be delayed or subject to modification, other contractual provisions, such as customer acceptance of all or any part of the NES System, and our ability to manufacture and deliver quality products according to expected schedules. In addition, the revenue recognition rules relating to products such as our NES System may also require us to defer some of our Utility revenues until certain conditions are met in a future period.

As a consequence of these long sales cycles, unpredictable delay factors, and revenue recognition policies, our ability to predict the amount of Utility revenues that we may expect to recognize in any given fiscal quarter is likely to be limited. As Utility revenues account for an increasing percentage of our overall revenues, we are likely to have increasing difficulty in projecting our overall financial results. Our inability to accurately forecast future revenues is likely to cause our stock price to be volatile.

Sales of our Utility products may fail to meet our financial targets, which would harm our results of operations.

We have invested and intend to continue to invest significant resources in the development and sales of our Utility products, including our newest additions to our NES portfolio of products, the Echelon Control Operating System, or COS, and the Edge Control Node. Our long-term financial goals include expectations for a reasonable return on these investments. However, to date the revenues generated from sales of our Utility products have not yielded gross margins in line with our long term goals for this product line, although our operating expenses have increased significantly.

In order to achieve our financial targets, we must meet the following objectives:

•	Increase market acceptance of our Utility products worldwide in order to increase Utility revenues;

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

We may be vulnerable to price increases for products, components, or materials, such as silver, copper, and cobalt. We generally do not enter into forward contracts or other methods of hedging against supply risk for these items. In addition, we have in the past and may in the future occasionally experience shortages or interruptions in supply for certain of these items, including products or components that have been or will be discontinued, which can cause us to delay shipments beyond targeted or announced dates. For example, as a result of the recent earthquake and tsunami in Japan, we may experience shortages of supply for components that we source from companies located in Japan. To help address these issues, we may decide to purchase quantities of these items that are in excess of our estimated requirements. As a result, we could be forced to increase our excess and obsolete inventory reserves to provide for these excess quantities, which could harm our operating results. In addition, if a component or other product goes out of production, we may be required to requalify substitute components or products, or even redesign our products to incorporate an alternative component or product.

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

We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events, as well as from power outages. A natural disaster, power outage, or other unanticipated problem could also adversely affect our business by, among other things, harming our primary data center or other internal operations, limiting our ability to communicate with our customers, limiting our ability or our partners’ or customers’ ability to sell or use our products, or affecting our suppliers’ ability to provide us with components or products. For example, the recent earthquake and tsunami in Japan may adversely impact our revenues from customers located in Japan and/or our ability to source parts from companies located in Japan. We received notice from Toshiba, which is one of two manufacturers of the Neuron Chip, an important component that we and our customers use in control network devices, that they will no longer manufacture Neuron Chips due to earthquake damage suffered at the semiconductor manufacturing facility that produced the Neuron Chips. Toshiba had previously informed us that they were exiting the Neuron business and would stop accepting orders for Neuron Chips in September 2011 for deliveries through December 2012. In light of this development, we have been working with Toshiba’s customers to provide them with a smooth migration path to our new Neuron 5000 processor. However, the abrupt termination of Toshiba’s Neuron Chip manufacturing capability may cause some short-term disruption in these plans, and in the meantime could negatively affect our customer’s ability to manufacture control network devices until such time as they complete their transition work. Consequently, there is a risk that the events in Japan could ultimately reduce demand for certain of our transceiver products, which are used in conjunction with Neuron Chips in developing control network devices by our customers. Such a reduction in demand could negatively impact our results of operations and financial condition. We do not insure against several natural disasters, including earthquakes.

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

We also maintain manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products, including those used in our Utility products. The Neuron Chip is an important component that we and our customers use in control network devices. In addition to those sold by Echelon, the Neuron Chip is currently manufactured and distributed only by Cypress Semiconductor. The other former producer of the Neuron Chip, Toshiba, has ceased production due to earthquake damage at its factory in Japan. We also have sole source relationships with third party foundries for the production of certain other key products, including STMicroelectronics, who produces our power line smart transceivers, and Open-Silicon, which is the foundry for our new Neuron 5000 processor. In addition, we currently purchase several key products and components from sole or limited source suppliers with which we do not maintain signed agreements that would obligate them to supply to us on negotiated terms.

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

Even if we determine that an alleged error or failure in our products does not exist, we may incur expense and shipments and revenue may be delayed while we analyze the alleged error or failure. If errors or failures are found in our products, we may not be able to successfully correct them in a timely manner, or at all, and our reputation may suffer. Such errors or failures could delay our product shipments and divert our engineering resources while we attempt to correct them. In addition, we could decide to extend the warranty period, or incur other costs outside of our normal warranty coverage, to help address any known errors or failures in our products and mitigate the impact on our customers. This could delay our revenues and increase our expenses.

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

Currently, significant portions of our Commercial revenues are derived from sales to distributors, including EBV, the primary independent distributor of our products to OEMs in Europe. Historically, sales to EBV, as well as sales to our other distributor partners, have accounted for a substantial portion of our total Commercial revenues. In April 2011, our distributor agreement with EBV was assigned from EBV to Avnet Europe Comm VA, a limited partnership organized under the laws of Belgium (“Avnet”). Both EBV and Avnet are indirect subsidiaries of Avnet, Inc., a New York corporation, which is a distributor of electronic parts, enterprise computing and storage products and embedded subsystems. At the time of the assignment, the term of our distributor agreement with Avnet was extended and will now expire in June 2014. If the transition of the distributor relationship from EBV to Avnet is not successful, our business, revenues, and financial results will suffer.

Agreements with our other distributor partners are generally renewed on an annual basis. If any of these agreements are not renewed, we would be required to locate another distributor or add our own distribution capability to meet the needs of our end-use customers. Any replacement distribution channel could prove less effective than our current arrangements. In addition, if any of our distributor partners fail to dedicate sufficient resources to market and sell our products, our revenues would suffer. Furthermore, if they significantly reduce their inventory levels for our products, service levels to our end-use customers could decrease.

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

As of April 30, 2011, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel, which has the right to nominate a director to our board of directors), beneficially owned 25.8% of our outstanding stock.

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

We have not experienced any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2010.

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments to hedge these exposures.

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at March 31, 2011 and December 31, 2010, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at March 31, 2011, and December 31, 2010, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Factors That May Affect Future Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2010 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the new stock repurchase program during the quarter ended March 31, 2011. Since inception, we have repurchased a total of 750,000 shares under the program at a cost of $8.9 million. As of March 31, 2011, 2,250,000 shares were available for repurchase. The new stock repurchase program expired in April 2011.

The following table provides information about the repurchase of our common stock during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-January 31	17,586	$9.87	—	2,250,000
February 1-February 28	70,574	$9.13	—	2,250,000
March 1-March 31	60,317	$8.82	—	2,250,000

Total	148,477	$9.09	—	2,250,000

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document
10.18	Assignment and Amendment dated April 29, 2011 between the Company and Avnet Europe Comm VA (assigning and modifying the International Distributor Agreement filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed on June 1, 1998).

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: May 6, 2011	By:	/s/ Oliver R. Stanfield
Oliver R. Stanfield, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
10.18	Assignment and Amendment dated April 29, 2011 between the Company and Avnet Europe Comm VA (assigning and modifying the International Distributor Agreement filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed on June 1, 1998).

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.