Form 10-Q
period 2011-06-30
ECHELON CORP
filed 2011-08-05
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, 42,444,817 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,249	$7,675
Short-term investments	27,994	56,957
Accounts receivable, net	28,921	25,102
Inventories	10,657	8,993
Deferred cost of goods sold	2,364	2,588
Other current assets	3,757	3,962

Total current assets	101,942	105,277

Property and equipment, net	29,340	31,020
Goodwill	8,533	8,316
Other long-term assets	729	957

Total assets	$140,544	$145,570

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,001	$10,399
Accrued liabilities	6,901	6,713
Current portion of lease financing obligations	1,800	1,731
Deferred revenues	8,110	9,175

Total current liabilities	27,812	28,018

LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	21,145	22,062
Other long-term liabilities	1,597	1,501

Total long-term liabilities	22,742	23,563

STOCKHOLDERS’ EQUITY:
Common stock	457	452
Additional paid-in capital	343,287	338,521
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	1,251	561
Accumulated deficit	(226,875)	(217,415)

Total stockholders’ equity	89,990	93,989

Total liabilities and stockholders’ equity	$140,544	$145,570

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product	$42,526	$25,784	$70,205	$43,103
Service	1,217	1,173	1,920	2,000

Total revenues (2)	43,743	26,957	72,125	45,103

Cost of revenues:
Cost of product (1)	22,966	15,147	37,618	24,314
Cost of service (1)	573	706	1,160	1,303

Total cost of revenues	23,539	15,853	38,778	25,617

Gross profit	20,204	11,104	33,347	19,486

Operating expenses:
Product development (1)	8,874	7,857	18,472	16,160
Sales and marketing (1)	6,056	5,963	13,298	12,460
General and administrative (1)	4,771	4,129	9,661	8,359

Total operating expenses	19,701	17,949	41,431	36,979

Income (loss) from operations	503	(6,845)	(8,084)	(17,493)
Interest and other income (expense), net	(153)	504	(513)	939
Interest expense on lease financing obligations	(371)	(396)	(748)	(798)

Loss before provision for income taxes	(21)	(6,737)	(9,345)	(17,352)
Income tax expense	120	136	115	82

Net loss	$(141)	$(6,873)	$(9,460)	$(17,434)

Net loss per share:
Basic	$(0.00)	$(0.17)	$(0.23)	$(0.42)

Diluted	$(0.00)	$(0.17)	$(0.23)	$(0.42)

Shares used in computing net loss per share:
Basic	42,038	41,298	41,911	41,185

Diluted	42,038	41,298	41,911	41,185

(1)	See Note 4 for summary of amounts included representing equity compensation expense.
(2)

Includes related party amounts of $1,800 and $1,579 for the three months ended June 30, 2011 and 2010, respectively, and $2,969 and $1,941 for the six months ended June 30, 2011 and 2010, respectively. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(9,460)	$(17,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,048	3,446
Increase in (reduction of) allowance for doubtful accounts	(18)	1
Loss on disposal of fixed assets	37	4
Reduction of (increase in) accrued investment income	45	(42)
Stock-based compensation	5,573	6,227
Change in operating assets and liabilities:
Accounts receivable	(3,799)	2,822
Inventories	(1,661)	(1,032)
Deferred cost of goods sold	242	444
Other current assets	482	915
Accounts payable	659	(260)
Accrued liabilities	105	1,330
Deferred revenues	(935)	(478)
Deferred rent	(30)	(43)

Net cash used in operating activities	(5,712)	(4,100)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(14,979)	(30,910)
Proceeds from maturities and sales of available-for-sale short-term investments	43,896	30,946
Change in other long-term assets	(17)	(15)
Capital expenditures	(1,479)	(797)

Net cash provided by (used in) investing activities	27,421	(776)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(849)	(778)
Proceeds from exercise of stock options	910	485
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(1,683)	(1,578)

Net cash used in financing activities	(1,622)	(1,871)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	487	(970)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,574	(7,717)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,675	17,206

End of period	$28,249	$9,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$743	$794

Cash paid for income taxes	$216	$148

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

•

The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 67% of net revenues for the three months ended June 30, 2011, and 65% of net revenues for the six months ended June 30, 2011, were derived from four customers. The Company could experience unexpected reductions in demand for its products from a significant customer, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers were unable to obtain the necessary capital to operate its business, it might be unable to satisfy its payment obligations to the Company on a timely basis, or at all.

•

The Company utilizes third-party contract electronic manufacturers to manufacture, assemble, and test its products. As a result of current credit market conditions, if any of these third-parties were unable to obtain the necessary capital to operate their business, they may be unable to provide the Company with timely services or to make timely deliveries of products. In addition, these third-parties can increase the prices they charge the Company, which can negatively affect the Company’s gross margins.

•

Toshiba, a manufacturer of the Neuron Chip, which is a component used by the Company and its customers in control network devices, has informed the Company that they will no longer manufacture the Neuron Chip due to earthquake damage suffered in March 2011 at the semiconductor manufacturing facility that produced the Neuron Chip. As an alternative, Neuron Chips can be purchased from a second manufacturer, Cypress Semiconductor (“Cypress”), the sole remaining supplier of 5 volt Neuron Chips. Due to Toshiba’s inability to manufacture parts and satisfy demand, Cypress recently informed the Company that it had experienced a sharp increase in Neuron Chip demand. Cypress has reported to the Company that it intends to add additional manufacturing capacity to support this increase in demand. However, in the near term, the Company’s customers may experience longer lead times and higher pricing for these parts, which could result in reduced orders for the Company’s products from these same customers.

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

•

From time to time, the Company has experienced shortages or interruptions in supply for certain products or components used in the manufacture of the Company’s products that have been or will be discontinued. In order to ensure an adequate supply of these items, the Company has occasionally purchased quantities of these items that are in excess of the Company’s then current estimate of short-term requirements. If the long-term requirements do not materialize as originally expected, and the Company is not otherwise able to dispose of these excess products or components, it could subject the Company to increased levels of excess and obsolete inventories. For example, to ensure supply, the Company procured a substantial quantity of a certain component used in one of its Utility products. If the long-term requirements do not materialize as originally expected, or if the Company develops alternative solutions that no longer employ these items and the Company is not able to dispose of these excess products or components, it could subject the Company to increased levels of excess and obsolete inventories.

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

Recently Issued Accounting Standards

There have been no new recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011 that are of significance, or potential significance, to the Company.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery (and acceptance, as applicable) has occurred, the sales price is fixed or determinable, collectability is probable, and there are no post-delivery obligations. For non-distributor hardware sales, including sales to third party manufacturers, these criteria are generally met at the time of shipment, delivery, or the customer’s acceptance of the products, depending on contractual terms or other factors. For sales made to the Company’s distributor partners, these criteria are generally met at the time the distributor sells the products through to its end-use customer. Service revenue is recognized as the training services are performed, or ratably over the term of the support period.

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

The Company allocates revenue to each element in a multiple-element arrangement based upon their relative selling price. The Company determines the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, the Company uses its best estimated selling price (“BESP”) for that deliverable. Since the use of the residual method is eliminated under the new accounting standards, any discounts offered by the Company are allocated to each of the deliverables. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for the respective element so long as such revenue is not contingent upon the delivery of other undelivered elements.

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

The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three and six months ended June 30, 2011 resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.

For multiple element arrangements that were entered into prior to January 1, 2010 and that include NES System software and/or Element Manager software, the Company defers the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, the Company recognizes revenues for the Hardware and software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. Revenues for PCS on the NES System and Element Manager software, as well as for extended warranties on Utility Hardware products, are recognized ratably over the associated service period, which generally commences upon the later of the delivery of all software, or the customer’s acceptance of any given Hardware shipment.

As of June 30, 2011 and December 31, 2010, approximately $3.8 million and $3.7 million, respectively, of the Company’s Utility revenue was deferred. Of the $3.7 million deferred as of December 31, 2010, approximately $1.5 million related to arrangements entered into prior to January 1, 2010. All of the $3.8 million of deferred revenue at June 30, 2011 relates to arrangements that were entered into subsequent to December 31, 2009.

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

On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at June 30, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$18,238	$18,238	$—	$—
Fixed income available-for-sale securities: (2)
U.S. government securities	32,994	—	32,994	—

Total fixed income available-for-sale securities	32,994	—	32,994	—

Total	$51,232	$18,238	$32,994	$—

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

As of June 30, 2011, the Company’s available-for-sale short-term investments had contractual maturities from eleven to twelve months and an average remaining term to maturity of four months. As of June 30, 2011, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government and agency securities	$27,979	$27,994	$15	$0

Total investments in debt securities	$27,979	$27,994	$15	$0

Market values were determined for each individual security in the investment portfolio. The decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. The Company reviews its investments on a regular basis to evaluate whether or not any have experienced an other-than-temporary decline in fair value.

3. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss (Numerator):
Net loss, basic & diluted	$(141)	$(6,873)	$(9,460)	$(17,434)

Shares (Denominator):
Weighted average common shares outstanding	42,038	41,298	41,911	41,185

Shares used in basic computation	42,038	41,298	41,911	41,185
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—

Shares used in diluted computation	42,038	41,298	41,911	41,185

Net loss per share:
Basic	$(0.00)	$(0.17)	$(0.23)	$(0.42)

Diluted	$(0.00)	$(0.17)	$(0.23)	$(0.42)

For the three and six months ended June 30, 2011 and 2010, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, and restricted stock units (“RSUs”) excluded from this calculation for the three and six months ended June 30, 2011 and 2010 was 5,647,067, and 7,581,118, respectively.

4. Stockholders’ Equity and Employee Stock Option Plans:

Common Stock

In April 2008, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the three and six months ended June 30, 2011, the Company did not repurchase any shares under the repurchase program. Since inception, the Company has repurchased a total of 750,000 shares under the program at a cost of $8.9 million. The stock repurchase program expired in April 2011.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2011and 2010 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues:
Cost of product	$112	$236	$406	$562
Cost of service	11	33	33	63
Operating expenses:
Product development	788	945	1,794	2,067
Sales and marketing	396	770	1,203	1,585
General and administrative	1,081	1,011	2,137	1,950

Total	$2,388	$2,995	$5,573	$6,227

Comprehensive Income (Loss)

Comprehensive income (loss) for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(141)	$(6,873)	$(9,460)	$(17,434)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	214	(663)	690	(1,244)
Unrealized holding gain (loss) on available-for-sale securities	4	18	(1)	27

Comprehensive income (loss)	$77	$(7,518)	$(8,771)	$(18,651)

Stock Award Activity

The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was approximately $767,000 and $1.1 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was approximately $405,000 and $660,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The total fair value of RSUs vested and released during the three and six months ended June 30, 2011 was approximately $3.0 million and $3.9 million, respectively. The total fair value of RSUs vested and released during the three and six months ended June 30, 2010 was approximately $2.5 million and $4.0 million, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Equity Compensation Expense for RSUs with Financial or other Performance-Based Vesting Requirements

As of June 30, 2011, there were 522,019 non-vested RSUs and restricted stock awards (“RSAs”) (with a grant date fair value of approximately $4.1 million) that were subject to service-based vesting conditions as well as certain financial or other performance-based vesting requirements that must be achieved before vesting can occur. Of these 522,019 non-vested RSUs and RSAs, 97,019 (that were issued in May 2009 with a grant date fair value of approximately $715,000) contain financial-based performance conditions that must be achieved by May 2014; 405,000 (that were issued in August 2010, April 2011, and May 2011 with a grant date fair value of approximately $3.2 million) contain financial-based performance conditions that must be achieved by April 2015; 10,000 (that were issued in April 2011 with a grant date fair value of approximately $89,000) contain a non-financial-based performance condition that must be achieved by September 30, 2011; and the remaining 10,000 (that were issued in April 2011 with a grant date fair value of approximately $89,000) contain a non-financial-based performance condition that must be achieved by December 31, 2011.

Through June 30, 2011, cumulative compensation expense of $1.7 million associated with the 522,019 unvested RSUs and RSAs has been recognized because the Company believes it is probable that the associated performance requirements will be achieved. If such requirements are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed. For these 522,019 awards that are considered probable of achievement, the unearned compensation expense of $2.4 million is expected to be recognized over estimated service periods ranging from 3 months to 2.5 years. To the extent the Company’s estimate of the timing of achievement of the performance requirements changes in the future, the timing of recognition of the related compensation expense may change.

5. Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and six months ended June 30, 2011 and 2010, the Company had four customers that accounted for a significant portion of its revenues: EBV Electronik GmbH (“EBV”), the Company’s primary distributor of its Commercial products in Europe, Duke Energy Corporation (“Duke”), a U.S. utility company; and Eltel Networks A/S (“Eltel”) and Telvent Energia y Medioambiente SA (“Telvent”), value added resellers of the Company’s Utility products. For the three and six months ended June 30, 2011 and 2010, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Duke	28.8%	1.5%	25.9%	3.6%
Eltel	14.2%	36.2%	14.1%	28.2%
Telvent	14.0%	4.6%	13.8%	3.1%
EBV	9.7%	13.8%	11.2%	15.5%

Total	66.7%	56.1%	65.0%	50.4%

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

6. Commitments and Contingencies:

Legal Actions

In April 2009, the Company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against the Company, seeking the return of approximately $16.7 million in payments received by the Company in the ordinary course of business for components sold by the Company to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meter manufacturers, and from time to time through January 2004, the Company sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project. The Company believes that the Italian claw back law is not applicable to its transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver are without merit, and it is defending the lawsuit. As such, no loss associated with this action is considered probable or reasonably possible at this time.

From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of June 30, 2011, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

Line of Credit

The Company maintains a $10.0 million line of credit with its primary bank, which expires on October 1, 2011. The letter of credit contains certain financial covenants requiring the Company to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of June 30, 2011, the Company was in compliance with these covenants. As of June 30, 2011, the Company’s primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

7. Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Purchased materials	$4,474	$4,306
Work-in-process	39	48
Finished goods	6,144	4,639

	$10,657	$8,993

8. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Accrued payroll and related costs	$4,826	$3,727
Warranty reserve	1,109	877
Payments received toward design and development expenses	0	300
Restructuring charges	56	1,158
Accrued taxes	81	167
Customer deposits	521	197
Other accrued liabilities	308	287

	$6,901	$6,713

During the quarter ended June 30, 2010, the Company entered into a contractual arrangement whereby a third party is making payments to the Company in connection with certain design and development activities. The Company received no payments associated with the arrangement during the six months ended June 30, 2011. During the year ended December 31, 2010, the Company received approximately $4.8 million, $300,000 of which related to payments received in advance of the completion of certain of the design and development activities and was reflected in accrued liabilities as detailed above. The $300,000 was used to offset current period Product Development expenses during the quarter ended June 30, 2011 when the associated milestone was completed. The remaining $4.5 million was used to offset related Product Development expenses incurred during the year ended December 31, 2010.

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

The Company operates in one principal industry segment, its reportable segment: the design, manufacture and sale of products for the controls network industry, and markets its products primarily to the building automation, industrial automation, transportation, and utility/home automation markets. The Company’s products provide the infrastructure and support required to implement and deploy open, interoperable, control network solutions. For the electric utility industry, the Company has developed a smart grid system called the NES System. The NES System provides a two-way information and control path between the utility and its customer, which is designed to enable utilities to reduce operating costs; improve customer service; offer multiple tariff plans, including time-of-use metering and prepay metering; promote energy efficiency; better utilize distribution assets; improve grid quality and reliability; control loads and reduce peak demand; and respond more rapidly to changing customer and regulatory requirements. Most of the Company’s Hardware products either incorporate or operate with the Neuron® Chip and/or the LonWorks protocol. The Company also provides a range of services to its customers that consist of technical support, training courses covering its LonWorks network technology and products, and custom software development. Any given customer purchases a small subset of such products and services that are appropriate for that customer’s application.

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2011 and December 31, 2010, long-lived assets of approximately $35.3 million and $37.0 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

The Company has three primary product lines: Utility, Commercial, and products and services sold to Enel. Summary revenue information by product line for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Utility	$29,259	$13,498	$43,882	$18,950
Commercial	12,684	11,880	25,274	24,212
Enel	1,800	1,579	2,969	1,941

Total	$43,743	$26,957	$72,125	$45,103

In the Americas, the Company sells its products primarily through a direct sales organization in North America and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped or the services are delivered. Summary revenue information by geography for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Americas	$16,771	$5,131	$27,456	$11,671
EMEA	23,215	19,528	38,026	28,667
APJ	3,757	2,298	6,643	4,765

Total	$43,743	$26,957	$72,125	$45,103

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.

10. Income Taxes:

The provision for income taxes for the three months ended June 30, 2011 and 2010 was $120,000 and $136,000, respectively. The provision for income taxes for the six months ended June 30, 2011 and 2010 was $115,000 and $82,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

As of June 30, 2011 and December 31, 2010, the Company had gross unrecognized tax benefits of approximately $3.9 million and $4.5 million, respectively, of which $725,000 and $773,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2011 and December 31, 2010, the Company had accrued $198,000 and $219,000, respectively, for interest and penalties. Both the $629,000 reduction in gross unrecognized tax benefits and the $21,000 reduction in accrued interest and penalties during the six months ended June 30, 2011 were primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.

11. Related Parties:

The law firm of Wilson Sonsini Goodrich & Rosati, P.C. acts as principal outside counsel to the Company. Mr. Sonsini, a director of the Company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, the Company’s Executive Chairman, M. Kenneth Oshman, uses his private plane or charter aircraft for Company business for himself and any employees that accompany him. In August 2008, the Company’s board of directors approved a reimbursement arrangement whereby the Company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on Company business. The Compensation Committee of the board of directors reaffirmed this arrangement in February 2011. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During the six months ended June 30, 2011, the Company incurred no expenses pursuant to the reimbursement arrangement. The Audit Committee of the board of directors regularly reviews these reimbursements.

In June 2000, the Company entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of the Company’s common stock for $130.7 million. The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. To the Company’s knowledge, Enel has not disposed of any of its 3.0 million shares. Under the terms of the stock purchase agreement, Enel has the right to nominate a member of the Company’s board of directors. Enel nominated Mr. Livio Gallo as its representative and Mr. Gallo was elected to the Company’s board of directors in June 2011.

At the time the Company entered into the stock purchase agreement with Enel, it also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, the Company cooperated with Enel to integrate its LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. The Company completed the sale of its components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, the Company supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, the Company entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from the Company. Under the software enhancement agreement, the Company provides software enhancements to Enel for use in its Contatore Elettronico system. The software enhancement agreement expires in December 2011 and the development and supply agreement expires in December 2012, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances.

For the three months ended June 30, 2011 and 2010, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.8 million and $1.6 million, respectively. For the six months ended June 30, 2011 and 2010, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $3.0 million and $1.9 million, respectively. As of June 30, 2011, and December 31, 2010, none of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

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

The following table sets forth a summary of restructuring activities related to the restructuring program (in thousands):

	December 31, 2010	Costs Incurred	Cash Payments	June 30, 2011
Termination benefits	$1,158	$—	$(1,102)	$56

Accrued restructuring charges of approximately $56,000 as of June 30, 2011 comprise the remaining liability balance and are reflected in accrued liabilities on the Consolidated Balance Sheets. The Company expects to pay these accrued termination benefits during the second half of 2011.

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

Since partnering with Enel in 2000 and supplying them with critical components for use in their Contatore Elettronico electricity meter management project in Italy, we have been investing heavily in the development of hardware and software products for use in the “smart grid.” These hardware devices and associated software are used by electric utilities, including Enel, in their smart metering and distribution automation systems. To date, we have generated revenues of approximately $622.2 million from these investments. We refer to this revenue as Utility revenue when these products and services are sold to utilities and value-added resellers other than Enel, and as Enel Project revenue when sold to Enel and Enel’s designated manufacturers. We refer to revenue derived from products and services sold to commercial OEMs and systems integrators in the building, industrial, transportation, utility/home, and other automation markets as Commercial revenue. These products include intelligent components (such as microprocessors, transceivers, and control modules), networking infrastructure products (such as routers and network interfaces), intelligent devices that provide a point of data collection and control at the “edge”, where control systems and the Internet connect (such as our SmartServer energy managers), and management software (such as our LNS® network operating system and our Lon Maker® Integration tool).

Our total revenues increased by 62.3% during the second quarter of 2011 as compared to the same period in 2010. This increase in revenues, coupled with improved margins on our Utility products, helped to drive a 5.0 percentage point improvement in overall gross margins. Partially offsetting the improved gross profit was a $1.8 million increase in operating expenses, driven primarily by increases in our product development and general and administrative expenses. The net result was a $6.7 million, or 97.9%, reduction in our net loss between the two periods. For the six months ended June 30, 2011, total revenues increased by 59.9% as compared to the same period in 2010. As with the quarter-over-quarter comparisons, higher revenues and improved margins on Utility products resulted in a 3.0 percentage point improvement in overall gross margins. Operating expenses also increased by $4.5 million. Taken together, these factors resulted in an $8.0 million, or 45.7%, reduction in our net loss between the two periods.

The following tables provide an overview of key financial metrics for the three and six months ended June 30, 2011 and 2010 that our management team focuses on in evaluating our financial condition and operating performance (in millions, except percentages).

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Net revenues	$43,743	$26,957	$16,789	62.3%
Gross margin	46.2%	41.2%	—	5.0	ppt
Operating expenses	$19,701	$17,949	$1,752	9.8%
Net loss	$(141)	$(6,873)	$(6,732)	(97.9%)

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Net revenues	$72,125	$45,103	$27,022	59.9%
Gross margin	46.2%	43.2%	—	3.0	ppt
Operating expenses	$41,431	$36,979	$4,452	12.0%
Net loss	$(9,460)	$(17,434)	$(7,974)	(45.7%)

	Balance as of
	June 30, 2011	December 31, 2010	$ Change	% Change
Cash, cash equivalents, and short-term investments	$56,243	$64,632	$(8,389)	(13.0%)

•

Net revenues: Our total revenues increased by $16.8 million, or 62.3%, during the second quarter of 2011 as compared to the same period in 2010. This increase was driven primarily by a $15.8 million, or 116.8%, increase in sales of our Utility products, and to a lesser extent by increases in our Commercial and Enel Project revenues of $804,000 and $221,000, respectively. For the six months ended June 30, 2011, our total net revenues increased by $27.0 million, or 59.9%, as compared to the same period in 2010. Again, the increase was due primarily to an increase in Utility revenues, which increased by $24.9 million, or 131.6%, between the two periods. Also contributing to the increase between the two six month periods were increases of $1.1 million and $1.0 million in our Commercial and Enel Project revenues, respectively.

While these improvements are encouraging signs that the severe economic downturn that began in late 2008 and has continued since may be abating, we are not yet convinced that worldwide macro-economic conditions and corresponding demand for our products have improved to pre-recession levels. Utilities are the ultimate customer for our Utility products. We believe that utilities have limited their capital expenditures in response to reduced cash flow arising from the worldwide recession. With respect to our Commercial product line, many of our customers produce products used in commercial or industrial buildings. The markets for these products were adversely affected by the recession. However, we continue to see emerging strength in energy saving markets such as street-lighting controls. The increase in our Enel Project revenues was due principally to an anticipated increase in the level of orders placed by Enel’s meter manufacturers for metering kits under the 2006 development and supply agreement.

•

Gross margin: Our gross margins improved during both the second quarter and first half of 2011 as compared to the same periods in 2010, increasing from 41.2% in the second quarter of 2010 to 46.2% in the second quarter of 2011, and from 43.2% in the first half of 2010 to 46.2% in the first half of 2011. These improvements were primarily driven by improved margins generated from more of our sales being attributable to the more recent, cost reduced versions of our Utility products. In addition, as a percentage of revenues, indirect costs during 2011 have come down, resulting from higher overall revenues.

In June 2011, Jabil, one of our primary contract electronic manufacturers (CEMs), notified us that they intended to increase the prices they charge us for manufacturing our Utility products. The new pricing became effective July 1, 2011, and was based on increased fees for Jabil’s overhead and profit, cost increases for commodities contained in our products, and higher labor rates for Jabil’s production personnel. The impact of these cost increases will phase in during the third quarter of 2011 and will be fully effective at the beginning of the fourth quarter of this year. As a result, we currently expect our overall gross margins will be negatively affected by approximately 2 percentage points in the third quarter of 2011 and by slightly more for the fourth quarter and thereafter. This negative impact is in addition to other cost increases we’ve observed recently.

•

Operating expenses: As compared to the same periods in 2010, our operating expenses increased by $1.8 million, or 9.8%, during the second quarter of 2011, and by $4.5 million, or 12.0%, during the first half of 2011. These increases, which are described more fully in the following “Results of Operations” discussion, were driven primarily by increased product development expenses, and to a lesser extent by increases in our general and administrative and sales and marketing expenses.

•

Net loss: Our net loss decreased by $6.7 million, or 97.9% during the second quarter of 2011 as compared to the same period in 2010. For the six months ended June 30, 2011, our net loss decreased by $8.0 million, or 45.7%, from the same period in 2010. The reductions in our net losses between the periods was primarily due to increased revenues and improved gross margins, partially offset by higher operating expenses.

•

Cash, cash equivalents, and short-term investments: During the first six months of 2011, our cash, cash equivalents, and short-term investment balance decreased by 13.0%, from $64.6 million at December 31, 2010 to $56.2 million at June 30, 2011. This $8.4 million reduction was primarily the result of $5.7 million of cash used in operating activities (which was driven primarily by a $3.8 million increase in accounts receivable and a $1.7 million increase in inventories), and to a lesser extent by cash used for taxes we paid in conjunction with equity compensation awards and for capital asset acquisitions.

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

Japan Earthquake and Tsunami. On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks. These geological events caused significant damage in the region, and have impacted Japan’s electricity distribution and other infrastructure as well as its economy. Toshiba, a manufacturer of the Neuron Chip, which is a component used by our company and our customers in control network devices, has informed us that they will no longer manufacture the Neuron Chip due to earthquake damage suffered at the semiconductor manufacturing facility that produced the Neuron Chip. Toshiba had previously informed us that they were exiting the Neuron business and would stop accepting orders for Neuron Chips in September 2011 for deliveries through December 2012. In light of this development, we have been working with Toshiba’s customers to provide them with a smooth migration path to our new Neuron 5000 processor. Alternatively our customers can purchase Neuron Chips from a second manufacturer, Cypress Semiconductor, the sole remaining supplier of 5 volt Neuron Chips. However, the abrupt termination of Toshiba’s Neuron Chip manufacturing capability may cause some short-term disruption in these plans, and in the meantime could negatively affect our customer’s ability to manufacture control network devices until such time as they complete their transition work. Consequently, there is a risk that the events in Japan could ultimately reduce demand for certain of our transceiver products that are used in conjunction with Neuron Chips in developing control network devices by our customers, for at least the short term. Such a reduction in demand could negatively impact our results of operations and financial condition. In addition, due to Toshiba’s inability to manufacture parts and satisfy demand, Cypress recently informed us that it has experienced a sharp increase in Neuron Chip demand. To address this, Cypress told us that they intend to add additional manufacturing capacity. However, in the near term, our customers may experience longer lead times and higher pricing for these parts, which could result in reduced orders for our products from these same customers.

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

During the three and six months ended June 30, 2011, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product	97.2%	95.6%	97.3%	95.6%
Service	2.8	4.4	2.7	4.4

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product	52.5	56.2	52.2	53.9
Cost of service	1.3	2.6	1.6	2.9

Total cost of revenues	53.8	58.8	53.8	56.8

Gross profit	46.2	41.2	46.2	43.2

Operating expenses:
Product development	20.3	29.2	25.6	35.8
Sales and marketing	13.8	22.1	18.4	27.6
General and administrative	10.9	15.3	13.4	18.6

Total operating expenses	45.0	66.6	57.4	82.0

Income (loss) from operations	1.2	(25.4)	(11.2)	(38.8)
Interest and other income (expense), net	(0.4)	1.9	(0.7)	2.1
Interest expense on lease financing obligations	(0.8)	(1.5)	(1.0)	(1.8)

Loss before provision for income taxes	(0.0)	(25.0)	(12.9)	(38.5)
Income tax expense	0.3	0.5	0.2	0.2

Net loss	(0.3%)	(25.5%)	(13.1%)	(38.7%)

Revenues

Total revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Total revenues	$43,743	$26,957	$16,786	62.3%

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Total revenues	$72,125	$45,103	$27,022	59.9%

The $16.8 million increase in total revenues for the three months ended June 30, 2011 as compared to the same period in 2010 was primarily the result of a $15.8 million increase in Utility revenues, an $804,000 increase in Commercial revenues, and a $221,000 increase in Enel Project revenues. The $27.0 million increase in total revenues for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily the result of a $24.9 million increase in Utility revenues, a $1.1 million increase in Commercial revenues, and a $1.0 million increase in Enel Project revenues.

Utility revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Utility revenues	$29,259	$13,498	$15,761	116.8%

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Utility revenues	$43,882	$18,950	$24,932	131.6%

During the three and six months ended June 30, 2011 and 2010, our Utility revenues were derived primarily from a relatively small number of customers who have undertaken large-scale deployments of our NES System products. These deployments generally come to fruition after an extended and complex sales process, and each is relatively substantial in terms of its revenue potential. They vary significantly from one another in terms of, among other things, the overall size of the deployment, the duration of time over which the products will be sold, the mix of products being sold, the timing of delivery of those products, and the ability to modify the timing or size of those projects. This relative uniqueness among each deployment results in significant variability and unpredictability in our Utility revenues.

The increases in Utility revenues of $15.8 million and $24.9 million during the three and six month periods ended June 30, 2011, respectively, as compared to the same periods in 2010 were due to an overall increase in the level of large-scale deployments of our NES System products. In particular, the increase was attributable primarily to increased shipments of our Utility products for projects at Duke Energy and in Finland. These increases were partially offset by a reduction in products shipped for our projects in Denmark.

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

Our Utility revenues have historically been concentrated with a relatively few customers. During the years ended December 31, 2010, 2009, and 2008, approximately 86.4%, 85.4%, and 93.1%, respectively, of our Utility revenues were attributable to five customers. While our Utility customers are expected to change over time, given the nature of the Utility market, we expect our future Utility revenues will continue to be concentrated among a limited number of customers.

During the third quarter of 2010, we announced the Echelon Control Operating System (COS), a new open software platform for intelligent distributed control of the smart grid. Echelon COS will run throughout the edge of the grid on a variety of products, including our Control Network Connection (CNX) modules that are optional components of Echelon NES smart meters and other smart devices, and a new Echelon product, the Edge Control Node (ECN) 7000 series of open and extensible hardware solutions. We also announced that Duke Energy will be the first customer for COS and the ECN. While both COS and the ECN currently remain under development, we expect to begin shipping final versions of the new products in late 2011.

We expect that our full year 2011 Utility revenues will increase over 2010 levels, in large part due to our success in winning projects in the United States with Duke Energy and in Finland, where we currently sell our products to the Finnish utility Fortum through our value added reseller, Telvent.

Commercial revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Commercial revenues	$12,684	$11,880	$804	6.8%

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Commercial revenues	$25,274	$24,212	$1,062	4.4%

Our Commercial revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings.

The $804,000 increase in Commercial revenues for the quarter ended June 30, 2011 as compared to the same period in 2010 was primarily due to an $820,000 increase in Commercial revenues from the EMEA region and a $659,000 increase in APJ revenues; partially offset by a $675,000 reduction in sales in the Americas. The $1.1 million increase in Commercial revenues for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to a $1.6 million increase in Commercial revenues from the EMEA region and an $895,000 increase in APJ revenues; partially offset by a $1.5 million reduction in sales in the Americas. During the first quarter of 2010, Commercial revenues from the Americas were unusually high due to a concentration with one customer. That unusually high level of revenue was not repeated during the remainder of 2010, or during the first half of 2011. Within the Commercial family of products, both the quarter-over-quarter and the year-over-year increases were attributable to increased sales of our Control and Connectivity products.

Our future Commercial revenues will continue to be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our Commercial products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our Commercial revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 7.1% for the six months ended June 30, 2011 and 7.1% for the same period in 2010. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, in the near future, the amount of our Commercial revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

We currently expect our 2011 Commercial revenues will continue to increase over amounts generated in 2010, due in large part to our expectation that world-wide macro-economic conditions and associated credit markets, which were severely impacted by the world-wide recession that began in late 2008 and continued through 2009 and much of 2010, will continue to improve.

Enel Project revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010% Change
Enel Project revenues	$1,800	$1,579	$221	14.0%

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010% Change
Enel Project revenues	$2,969	$1,941	$1,028	53.0%

Under our development and supply agreement with Enel, Enel is purchasing additional metering kit and data concentrator products from us. Under our software enhancement agreement with Enel, we are providing software enhancements to Enel for use in its Contatore Elettronico system. Enel Project revenues recognized during the three and six month periods ended June 30, 2011 and 2010, respectively, related primarily to shipments under the development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. We currently expect that revenues from the Enel Project during 2011 will be higher than those generated in 2010 as we expect Enel to order higher quantities of metering kit products in 2011.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Gross Profit	$20,204	$11,104	$9,100	82.0%
Gross Margin	46.2%	41.2%	—	5.0

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Gross Profit	$33,347	$19,486	$13,861	71.1%
Gross Margin	46.2%	43.2%	—	3.0

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

Gross margins for both the three and six months ended June 30, 2011 were higher than the comparable periods in 2010. Although our 2011 Utility revenues (which generally carry lower gross margins than our Commercial or Enel Project revenues) have increased substantially over those reported during both the second quarter as well as the first half of 2010, we continued to see improved gross margins in this product line resulting from more of our sales being attributable to the more recent, cost reduced versions of these products. In addition, although indirect costs increased modestly during both the second quarter and first half 2011, when expressed as a percentage of revenues these costs decreased as compared to the same periods in 2010, which also helped to improve gross margins.

In June 2011, Jabil, one of our primary CEMs, notified us that they intended to increase the prices they charge us for manufacturing our Utility products. The new pricing became effective July 1, 2011, and was based on increased fees for Jabil’s overhead and profit, cost increases for commodities contained in our products, and higher labor rates for Jabil’s production personnel. The impact of these cost increases will phase in during the third quarter of 2011 and will be fully effective at the beginning of the fourth quarter of this year. As a result, we currently expect our overall gross margins will be negatively affected by approximately 2 percentage points in third quarter of 2011 and by slightly more for the fourth quarter of 2011 and thereafter. This negative impact is in addition to other cost increases we’ve observed recently. In an effort to offset the effects of these price increases and thus return our gross margins to historical levels within the foreseeable future, we plan to commence work on certain design modifications for these products intended to reduce their cost to manufacture. We are also working closely with Jabil to identify other opportunities to reduce their manufacturing costs associated with our products.

In addition to the impact of the Jabil cost increases, our future gross margins will continue to be affected by several factors, including, but not limited to: overall revenue levels, changes in the mix of products sold, periodic charges related to excess and obsolete inventories, warranty expenses, introductions of cost reduced versions of our Utility and Commercial products, changes in the average selling prices of the products we sell, purchase price variances, and fluctuations in the level of indirect overhead spending that is capitalized in inventory. In addition, the impact of foreign exchange rate fluctuations and labor rates may affect our gross margins in the future. We currently outsource the manufacturing of most of our products requiring assembly to CEMs located primarily in China. To the extent labor rates were to rise further, or to the extent the dollar were to weaken against the Chinese currency, or other currencies used by our CEMs, our costs for the products they manufacture could rise, which would negatively affect our gross margins. Lastly, many of our products, particularly our Utility products, contain significant amounts of certain commodities, such as silver, copper, and cobalt. Prices for these commodities have been volatile, which in turn have caused fluctuations in the prices we pay for the products in which they are incorporated.

Operating Expenses

Product Development

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Product Development	$8,874	$7,857	$1,017	12.9%

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Product Development	$18,472	$16,160	$2,312	14.3%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

Both the $1.0 million and $2.3 million increases in product development expenses for the three and six month periods ended June 30, 2011 as compared to the same periods in 2010 were primarily due to reductions in the amount of nonrefundable payments we received from a third party for certain design and development activities, which were used to offset our product development expenses. During the three and six months ended June 30, 2010, these payments totaled $1.4 million and $2.0 million, respectively, whereas during the three and six months ended June 30, 2011, these payments totaled $300,000 (also discussed in Note 8 – Accrued Liabilities in the accompanying condensed consolidated financial statements included in Part I – Item 1 of this report). Excluding the impact of these offsetting payments, our product development expenses remained relatively flat during the second quarter of 2011 as compared to the same period of 2010, and increased slightly during the six months ended June 30, 2011 as compared to the same period in 2010. The increase during the six months ended June 30, 2011 was primarily due to an increase in the incremental expenses we incurred associated with this project. We currently anticipate this arrangement will continue during 2011, although we expect that the amount of the third party customer funding we use to reduce our product development expenses will decrease from the $4.5 million we received during the full year 2010 to $1.5 million or less in 2011, depending on the attainment of future milestones and other actions. During this time, we expect our product development expenses will fluctuate from quarter to quarter. These fluctuations will be driven by both the amount of contractually guaranteed reimbursement payments earned by us during the respective quarter, since the payments are used to offset current period product development expenses incurred, and any incremental expenses associated with this project that we incur in the respective period. Therefore, while the arrangement is in effect, our future quarterly product development expenses could be higher or lower than levels reported for the corresponding periods in 2010. This could also affect comparability in periods subsequent to the completion of the arrangement.

In April 2010, we announced that our Board of Directors had approved a restoration of salary for all of our employees who had been affected by the structured salary reduction we implemented in 2009. The salary restoration took effect on May 1, 2010, and as a result, compensation expense for product development personnel would be expected to increase for the full year 2011. However, in December 2010, we initiated a restructuring program that reduced our product development headcount by approximately 10% in early 2011. When coupled with the reduction in offsetting third party payments as discussed above, we expect our overall product development expenses will increase modestly in 2011 as compared to 2010.

Sales and Marketing

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Sales and Marketing	$6,056	$5,963	$93	1.6%

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Sales and Marketing	$13,298	$12,460	$838	6.7%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

Our sales and marketing expenses remained relatively flat during the second quarter of 2011 as compared to the same period in 2010. The $838,000 increase in sales and marketing expenses for the six months ended June 30, 2011 as compared to the same period in 2010 was comprised of the following: a $448,000 increase in fees paid to consultants and other third party service providers; a $142,000 increase in dues paid for memberships in certain trade organizations; a $123,000 increase in facilities and related expenses due principally to a charge taken for the early termination of a lease for one of our sales offices; and $151,000 of increases in other miscellaneous spending categories; all of which was partially offset by a $26,000 reduction in compensation expense, which was principally comprised of a $382,000 reduction in non-cash equity compensation charges and a $56,000 reduction in salaries, commissions, and other general compensation related expenses, partially offset by a $412,000 increase in bonus expenses associated with our 2011 management bonus plan. The management bonus plan provides for payments only in the event certain targets for revenue generation and expense control are achieved. Also contributing to the increase between the two six month periods was the impact of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen. Approximately $209,000, or 24.9%, of the $838,000 increase was the result of these foreign currency exchange rate fluctuations. Excluding the impact of these exchange rate fluctuations, sales and marketing expenses increased by approximately 5.0% between the two periods.

Our sales personnel were not affected by the structured salary reduction program we implemented in May 2009, although our U.S. based marketing personnel were. Therefore, our full year 2011 compensation costs for our marketing personnel will increase due to the May 2010 salary restoration discussed above. We also intend to invest more in our sales and marketing efforts during 2011, including the hiring of additional personnel in our sales and marketing organization. This will also likely increase our sales and marketing expenses over historical levels.

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

General and Administrative

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
General and Administrative	$4,771	$4,129	$642	15.5%

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
General and Administrative	$9,661	$8,359	$1,302	15.6%

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $642,000 increase in general and administrative expenses during the quarter ended June 30, 2011 as compared to the same period in 2010 was primarily attributable to a $304,000 increase in compensation expense, which was principally comprised of a $168,000 increase in bonus expenses associated with our 2011 management bonus plan, a $70,000 increase in non-cash equity compensation charges, and a $39,000 increase in salaries and wages. The management bonus plan provides for payments only in the event certain targets for revenue generation and expense control are achieved. The increase in salaries and wages was due in part to the May 2010 salary restoration discussed above. Also contributing to the $642,000 increase between the two periods were increases of $280,000 in fees paid to third party service providers. The $1.3 million increase in general and administrative expenses during the six months ended June 30, 2011 as compared to the same period in 2010 was primarily attributable to an $860,000 increase in compensation expense, which was principally comprised of a $456,000 increase in bonus expense, a $187,000 increase in non-cash equity compensation charges, and a $161,000 increase in salaries and wages. Also contributing to the increase between the two periods were increases of $435,000 in fees paid to third party service providers.

We currently expect our 2011 general and administrative expenses will increase modestly over 2010 levels.

Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Interest and Other Income (Expense), Net	$(153)	$504	$(657)	(130.4%)

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Interest and Other Income (Expense), Net	$(513)	$939	$(1,452)	(154.6%)

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

The $657,000 decrease in interest and other income, net during the quarter ended June 30, 2011 as compared to the same period in 2010 was primarily attributable to the fact that, during the second quarter of 2011, we recognized approximately $158,000 of foreign currency translation losses, whereas in the second quarter of 2010, we recognized foreign currency translation gains of approximately $450,000. These fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, as it did during the second quarter of 2011, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, as it did during the second quarter of 2010, the resulting translation gains favorably impact other income.

The $1.5 million decrease in interest and other income, net during the six months ended June 30, 2011 as compared to the same period in 2010 was similarly due primarily to foreign exchange translation. During the first half of 2011, we recognized foreign currency translation losses of $543,000, whereas during the same period in 2010, we recognized foreign currency translation gains of $842,000.

We do not currently anticipate interest income on our investment portfolio will improve during 2011 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Interest Expense on Lease Financing Obligations	$371	$396	$(25)	(6.3%)

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Interest Expense on Lease Financing Obligations	$748	$798	$(50)	(6.3%)

The monthly rent payments we make to our landlord under the lease agreements for our San Jose headquarters site are recorded in our financial statements partially as land lease expense, with the remainder being allocated to principal and interest on the financing liability. “Interest expense on lease financing obligations” reflects the portion of our monthly lease payments that is allocated to interest expense.

The decreases of $25,000 and $50,000 in interest expense on lease financing obligations during the three and six month periods ended June 30, 2011 as compared to the same periods in 2010 were a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of the payments we make in the future will be allocated to principal repayment and less will be allocated to interest expense.

Income Tax Expense

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Income Tax Expense	$120	$136	$(16)	(11.8%)

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change
Income Tax Expense	$115	$82	$33	40.2%

The income tax expense for the quarters ended June 30, 2011 and 2010 was $120,000 and $136,000, respectively. The income tax expense for the six month periods ended June 30, 2011 and 2010 was $115,000 and $82,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our consolidated statements of income, was approximately $123,000 during the quarter ended June 30, 2011, and $231,000 for the same period in 2010, and $269,000 for the six months ended June 30, 2011, and $357,000 for the same period in 2010.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of June 30, 2011, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

Legal Actions. In April 2009, the Company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against Echelon, seeking the return of approximately $16.7 million in payments received by Echelon in the ordinary course of business for components we sold to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meters manufacturers, and from time to time through January 2004, we sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project. We believe that the Italian claw back law is not applicable to our transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver are without merit and we are defending the lawsuit. As such, no loss associated with this action is considered probable or reasonably possible at this time.

From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of June 30, 2011, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through June 30, 2011, we raised $295.0 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

In April 2008, our board of directors approved a new stock repurchase program, which authorized us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the new stock repurchase program during the six months ended June 30, 2011. Since inception, we repurchased a total of 750,000 shares under the program at a cost of $8.9 million. The stock repurchase program expired in April 2011.

The following table presents selected financial information as of June 30, 2011, and for each of the last three fiscal years (dollars in thousands):

	June 30, 2011	December 31,
		2010	2009	2008
Cash, cash equivalents, and short-term investments	$56,243	$64,632	$80,116	$87,316
Trade accounts receivable, net	28,921	25,102	21,496	23,480
Working capital	74,130	77,259	96,357	108,811
Stockholders’ equity	89,990	93,989	115,898	132,571

As of June 30, 2011, we had $56.2 million in cash, cash equivalents, and short-term investments, a decrease of $8.4 million as compared to December 31, 2010. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.

Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $5.7 million for the six months ended June 30, 2011, an increase in cash outflows of approximately $1.6 million as compared to the same period in 2010. During the six months ended June 30, 2011, net cash used in operating activities was primarily the result of our net loss of $9.5 million and changes in our operating assets and liabilities of $4.9 million, partially offset by stock-based compensation expenses of $5.6 million, and depreciation and amortization expense of $3.0 million. The primary components of the $4.9 million net change in our operating assets and liabilities were a $3.8 million increase in accounts receivable, a $1.7 million increase in inventories, and a $935,000 decrease in deferred revenues, the impact of which was partially offset by a $659,000 increase in accounts payable, a $482,000 decrease in other current assets, a $242,000 decrease in deferred cost of goods sold, and a $105,000 increase in accrued liabilities. Accounts receivable increased primarily as a result of increased revenues during the second quarter of 2011 as compared to the first quarter of 2011. During the quarter ended June 30, 2011, total revenues were $43.7 million compared to $28.4 million during the quarter ended March 31, 2011. Inventories increased in part due to the timing of customer shipments during the latter part of the second quarter that had not yet reached their destination. Deferred revenues decreased due primarily to the timing of products shipped. During the second quarter of 2011, the amount of product shipped in the latter part of the quarter for which customer acceptance had not yet been received was less than what was observed in the fourth quarter of 2010. Accounts payable increased due to an overall increase in the level of purchasing activity due to higher revenues in the second quarter of 2011 as compared to the fourth quarter of 2010, as well as the timing of expenditures during the second quarter of 2011. Other current assets decreased primarily due to a reduction in unbilled receivables. Deferred cost of goods sold decreased in conjunction with a decrease in deferred revenues. Accrued liabilities increased primarily due to amounts accrued for our 2011 management bonus program and increased provisions for warranty expenses, partially offset by the payment of termination benefits that were accrued as part of our restructuring program in the fourth quarter of 2010.

During the six months ended June 30, 2010, net cash used in operating activities of $4.1 million was primarily the result of our net loss of $17.4 million, partially offset by stock-based compensation expenses of $6.2 million, changes in our operating assets and liabilities of $3.7 million, and depreciation and amortization expense of $3.4 million. The primary components of the $3.7 million change in our operating assets and liabilities were a $2.8 million decrease in accounts receivable, a $1.3 million increase in accrued liabilities, a $915,000 decrease in other current assets, and a $444,000 reduction in deferred cost of goods sold; the benefits of which were partially offset by a $1.0 million increase in inventories, a $478,000 decrease in deferred revenues, and a $260,000 decrease in accounts payable. Accounts receivable decreased primarily as a result of reduced revenues during the second quarter of 2010 as compared to the fourth quarter of 2009. During the quarter ended June 30, 2010, total revenues were $27.0 million compared to $38.8 million during the quarter ended December 31, 2009. Accrued liabilities increased primarily as a result of a $1.6 million increase in customer deposits, of which $1.3 million related to funding received for design and development of a new product in advance of costs incurred. Other current assets decreased primarily due to collections of non trade-related receivables and amortization of prepaid expenses. Deferred cost of goods sold decreased in conjunction with a decrease in deferred revenues. Inventories increased modestly in preparation for increased revenue levels in the third quarter of 2010 as compared to the first quarter of 2010. Accounts payable decreased due to an overall reduction in the level of purchasing activity due to lower revenues in the second quarter of 2010 as compared to the fourth quarter of 2009, as well as the timing of expenditures during the second quarter of 2010.

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $27.4 million for the six months ended June 30, 2011, an increase in cash inflows of $28.2 million from the same period in 2010. During the six months ended June 30, 2011, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $43.9 million, partially offset by purchases of available-for-sale short-term investments of $15.0 million and capital expenditures of $1.5 million.

During the six months ended June 30, 2010, net cash used in investing activities of $776,000 was primarily the result of purchases of available-for-sale short-term investments of $30.9 million and capital expenditures of $797,000, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $30.9 million.

Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $1.6 million for the six months ended June 30, 2011, a $249,000 decrease in cash outflows as compared to the same period in 2010. During the six months ended June 30, 2011, net cash used in financing activities was primarily the result of $1.7 million worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options and $849,000 in principal payments on our building lease financing obligations, partially offset by proceeds of $910,000 from the exercise of stock options by our employees.

During the six months ended June 30, 2010, net cash used in financing activities of $1.9 million was primarily the result of $1.6 million worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options and $778,000 in principal payments on our building lease financing obligations, partially offset by proceeds of $485,000 from the exercise of stock options by our employees.

We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.

We maintain a $10.0 million line of credit with our primary bank, which expires on October 1, 2011. The letter of credit contains certain financial covenants requiring us to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of June 30, 2011, we were in compliance with these covenants. As of June 30, 2011, our primary bank had issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

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

Based on our current business plan and revenue prospects, we believe that our existing cash reserves will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. However, we currently expect that our combined cash, cash equivalent, and short-term investment balance will decline during 2011. We expect that cash requirements for our payroll and other operating costs will continue at about current levels. We also expect that we will continue to acquire capital assets such as computer systems and related software, office and manufacturing equipment, furniture and fixtures, and leasehold improvements, as the need for these items arises. In the event that we require additional financing, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

RELATED PARTY TRANSACTIONS

The law firm of Wilson Sonsini Goodrich & Rosati, P.C. acts as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, our Executive Chairman, M. Kenneth Oshman, uses his private plane or charter aircraft for Company business for himself and any employees that accompany him. In August 2008, our board of directors approved a reimbursement arrangement whereby our company will reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. The Compensation Committee of our board of directors reaffirmed this arrangement in February 2011. Such costs include flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. During the six months ended June 30, 2011, we incurred no expenses pursuant to the reimbursement arrangement. The Audit Committee of our board of directors regularly reviews these reimbursements.

In June 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million. The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. To our knowledge, Enel has not disposed of any of its 3.0 million shares. Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. Enel nominated Mr. Livio Gallo as its representative and he was appointed to our board of directors in June 2011.

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

For the three months ended June 30, 2011 and 2010, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.8 million and $1.6 million, respectively. For the six months ended June 30, 2011 and 2010, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $3.0 million and $1.9 million, respectively. As of June 30, 2011, and December 31, 2010, none of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

In June 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance that allows companies the option of how to present the components of, and a total, for net income, the components of, and a total, for other comprehensive income, and a total for comprehensive income as either one continuous statement of comprehensive income or in two separate but consecutive statements. There will no longer be the option to present items of other comprehensive income in the statement of stockholders’ equity. The updated accounting guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. We will adopt the updated guidance in the first quarter of fiscal 2013. Since the updated guidance only requires a change in the placement of information already disclosed in our consolidated financial statements, we do not expect the adoption to have an impact on our consolidated financial statements.

In May 2011, the FASB issued updated fair value accounting guidance that clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. The updated accounting guidance is effective for public entities for interim and annual periods beginning after December 15, 2011 on a prospective basis. Early application is not permitted. We will adopt the updated guidance in the first quarter of fiscal 2012. We are currently evaluating the impact of adopting the updated fair value guidance, but we do not expect the adoption to have a material impact on our consolidated financial statements.

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

In addition, shipment of Utility products to a particular jurisdiction or customer is generally dependent on either obtaining regulatory approval for the NES meter or other products, including modifications thereto, from a third party for the relevant jurisdiction, or satisfying the customer’s internal testing requirements, or both. This certification approval process is often referred to as homologation. Further, shipment of Utility products into some jurisdictions requires our contract manufacturers to pass certain tests and meet various standards related to the production of our NES meters. Failure to receive any such approval on a timely basis or at all, or failure to maintain any such approval, would have a material adverse impact on our ability to ship our Utility products, and would therefore have an adverse affect on our results of operations and our financial condition.

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

Our future success will depend significantly on our ability to timely manufacture our products cost effectively, in sufficient volumes, and in accordance with quality standards. For most of our products requiring assembly, we rely on a limited number of contract electronic manufacturers (CEMs), principally Jabil and TYCO. These CEMs procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks, including reduced control over quality, costs, delivery schedules, availability of materials, components, finished products, and manufacturing yields. As a result of these and other risks, our CEMs could demand price increases for manufacturing our products. For example, in June 2011, Jabil notified us that they intended to increase the prices they charge us for manufacturing our Utility products. The new pricing became effective July 1, 2011, and was based on increased fees for Jabil’s overhead and profit, cost increases for commodities contained in our products, and higher labor rates for Jabil’s production personnel. In addition, CEMs can experience turnover, instability, and lapses in manufacturing or component quality, exposing us to additional risks as well as missed commitments to our customers.

We also maintain manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products, including those used in our Utility products. The Neuron Chip is an important component that we and our customers use in control network devices. In addition to those sold by Echelon, the Neuron Chip is currently manufactured and distributed only by Cypress Semiconductor. The other former producer of the Neuron Chip, Toshiba, has ceased production due to earthquake damage at its factory in Japan. Cypress has recently informed us that it has experienced a sharp increase in Neuron Chip demand due to Toshiba’s inability to manufacture parts and satisfy demand. To address this, Cypress has informed us that they intend to add additional manufacturing capacity. However, in the near term, our customers may experience longer lead times and higher pricing for these parts, which could result in reduced orders for our products from these same customers.

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

We are collaborating with a Chinese partner to develop smart metering products for the Chinese markets. In addition, for our cost of goods sold, our products are generally assembled by CEMs in China. Although our transactions with these companies are presently denominated in U.S. dollars, in the future they may require us to pay in their local currency, or demand a U.S. dollar price adjustment or other payment to address a change in exchange rates, which would increase our cost to procure our products. This is particularly a risk in China, where any future revaluations of the Chinese currency against the U.S. dollar could result in significant cost increases. In addition, increases in labor costs in the markets where our products are manufactured could also result in higher costs to procure our products. For example, China has recently experienced overall wage increases, which our CEMs have generally passed along to us.

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

Our products may contain or may be alleged to contain undetected errors or failures, including relating to actual or potential security breaches. In addition, our customers or their installation partners may improperly install or implement our products, which could delay completion of a deployment or hinder our ability to win a subsequent award. Furthermore, because of the low cost and interoperable nature of our Commercial products, LONWORKS technology could be used in a manner for which it was not intended.

Even if we determine that an alleged error or failure in our products does not exist, we may incur significant expense and shipments and revenue may be delayed while we analyze the alleged error or failure. If errors or failures are found in our products, we may not be able to successfully correct them in a timely manner, or at all, and our reputation may suffer. Such errors or failures could delay our product shipments and divert our engineering resources while we attempt to correct them. In addition, we could decide to extend the warranty period, or incur other costs outside of our normal warranty coverage, to help address any known errors or failures in our products and mitigate the impact on our customers. This could delay our revenues and increase our expenses.

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

Due to the nature of development efforts in general, we often experience delays in the introduction of new or improved products beyond our original projected shipping date for such products. Historically, when these delays have occurred, we experienced an increase in our development costs and a delay in our ability to generate revenues from these new products. In addition, such delays could impair our relationship with any of our customers that were relying on the timely delivery of our products in order to complete their own products or projects. We believe that similar new product introduction delays in the future could also increase our costs and delay our revenues. We could also be adversely affected by delays or cost increases experienced by third parties that are developing products on our behalf.

We are exposed to credit risk and payment delinquencies on our accounts receivable, and this risk has been heightened during the ongoing decline in economic conditions.

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

Our success depends substantially on the performance of our executive officers and key employees. Due to the specialized technical nature of our business, we are particularly dependent on our Chief Executive Officer and other executive officers, as well as our technical personnel. For example, in November 2009, we announced that our Chairman and CEO would step down as CEO for health reasons. At the same time, we announced that one of our existing directors would become our CEO on an interim basis, while we conducted a search for a new CEO. Our search was completed and our new CEO joined Echelon in August 2010. Our future success will depend on our ability to attract, integrate, motivate and retain qualified executive, managerial, technical, sales, and operations personnel.

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

Competition in our markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, rapid changes in customer or regulatory requirements, and localized market requirements. In each of our existing and new target markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses.

The principal competitive factors that affect the markets for our products include the following:

•	our ability to anticipate changes in customer or regulatory requirements and to develop, have developed, or improve our products to meet these requirements in a timely manner;

•	the price and features of our products such as adaptability, scalability, functionality, ease of use, and the ability to integrate with other products;

•	our product reputation, quality, performance, and conformance with established industry standards;

•	our ability to expand our product line to address our customers’ requirements, such as adding additional electricity meter form factors;

•	our ability to meet a customer’s required delivery schedules;

•	our customer service and support;

•	warranties, indemnities, and other contractual terms; and

•	customer relationships and market awareness.

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

In the future, to the extent that our revenues grow, we may experience higher levels of inventory and accounts receivable, which will also use our cash balances. In addition, our cash reserves may be used to strategically acquire other companies, products, or technologies that are complementary to our business. Lastly, our combined cash, cash equivalents, and short-term investment balances could be negatively affected by the various risks and uncertainties that we face. For example, any continued weakening of economic conditions or changes in our planned cash outlay could negatively affect our existing cash reserves.

In the event that we require additional financing, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

We have limited ability to protect our intellectual property rights.

Our success depends significantly upon our intellectual property rights, which can vary significantly from jurisdiction to jurisdiction. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection, particularly in those countries that lack robust or accessible enforcement mechanisms. If any of our patents fail to protect our technology, or if we do not obtain patents in certain countries, our competitors may find it easier to offer equivalent or superior technology.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or use information that we regard as proprietary, or it may not be economically feasible to enforce them. Any of our patents, trademarks, copyrights, trade secrets, or intellectual property rights could be challenged, invalidated or circumvented. In addition, we cannot assure you that we have taken or will take all necessary steps to protect our intellectual property rights. Third parties may also independently develop similar technology without breach of our trade secrets or other proprietary rights. In addition, the laws of some foreign countries, including several in which we operate or sell our products, do not protect proprietary rights to as great an extent as do the laws of the United States, and it may take longer to receive a remedy from a court outside of the United States. Also, some of our products are licensed under shrink-wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions.

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

Voluntary and/or industry standards and governmental regulatory actions in our markets could limit our ability to sell our products.

Standards bodies, which are formal and informal associations that attempt to set voluntary, non-governmental product standards, are influential in many of our target markets. We participate in many voluntary and/or industry standards organizations around the world in order to help prevent the adoption of exclusionary standards as well as to promote standards for our products. However, we do not have the resources to participate in all standards processes that may affect our markets and our efforts to influence the direction of those standards bodies in which we do participate may not be successful. Many of our competitors have significantly more resources focused on standards activities and may influence those standards in a way that would be disadvantageous to our products.

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

The adoption of voluntary and/or industry standards or the passage of governmental regulations, for example by state utility commissions or national regulatory bodies such as FERC in the United States or PTB in Germany, that are incompatible with our products or technology could limit the market opportunity for our products, which could harm our revenues, results of operations, and financial condition.

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

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. The ongoing economic slowdown and the uncertainty over its breadth, depth and duration continue to put pressure on the global economy, which has a negative effect on our business. Further, the recent worldwide financial and credit crisis has hampered the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit, combined with losses in worldwide equity markets, has continued to contribute to the recent world-wide economic recession.

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

If we sell our NES System products directly to a utility, we may face additional risks.

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

•

the revenue recognition rules relating to products such as our NES System could require us to defer some or all of the revenue associated with Utility product shipments until certain conditions, such as delivery and acceptance criteria for our software and/or hardware products, are met in a future period;

•	our CEMs may not be able to provide quality products on a timely basis, especially during periods where capacity in the CEM market is limited;

•	our products may not be manufactured in accordance with specifications or our established quality standards, or may not perform as designed;

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

We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events, as well as from power outages. A natural disaster, power outage, or other unanticipated problem could also adversely affect our business by, among other things, harming our primary data center or other internal operations, limiting our ability to communicate with our customers, limiting our ability or our partners’ or customers’ ability to sell or use our products, affecting our third party developer’s ability to complete developments on schedule or at all, or affecting our suppliers’ ability to provide us with components or products. For example, the recent earthquake and tsunami in Japan may adversely impact our revenues from customers located in Japan and/or our ability to source parts from companies located in Japan. Shortly after the earthquake, we received notice from Toshiba, which is one of two manufacturers of the Neuron Chip, an important component that we and our customers use in control network devices, that they are no longer able to manufacture Neuron Chips due to earthquake damage suffered at the semiconductor manufacturing facility that produced the Neuron Chips. Toshiba had previously informed us that they were exiting the Neuron business and would stop accepting orders for Neuron Chips in September 2011 for deliveries through December 2012. In light of this development, we have been working with Toshiba’s customers to provide them with a smooth migration path to our new Neuron 5000 processor. However, the abrupt termination of Toshiba’s Neuron Chip manufacturing capability may cause some short-term disruption in these plans, and in the meantime could negatively affect our customer’s ability to manufacture control network devices until such time as they complete their transition work. Consequently, there is a risk that the events in Japan could ultimately reduce demand for certain of our transceiver products, which are used in conjunction with Neuron Chips in developing control network devices by our customers. Such a reduction in demand could negatively impact our results of operations and financial condition. We do not insure against several natural disasters, including earthquakes.

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

As of July 31, 2011, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel), beneficially owned 25.8% of our outstanding stock.

When we sold 3.0 million newly issued shares of our common stock to Enel on September 11, 2000, we granted Enel the right to nominate a director to our board of directors. Enel nominated Mr. Livio Gallo as its representative and he was elected to our board of directors in June 2011. In connection with the stock sale, our directors and our Chief Financial Officer agreed to enter into a voting agreement with Enel in which each of them agreed to vote in favor of Enel’s nominee to our board of directors. In addition, Enel agreed to vote for our board’s recommendations for the election of directors, approval of accountants, approval of Echelon’s equity compensation plans, and certain other matters. As a result, our directors and executive officers, together with certain entities affiliated with them, may be able to control substantially all matters requiring approval by our stockholders, including the election of all directors and approval of certain other corporate matters.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at June 30, 2011 and December 31, 2010, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at June 30, 2011, and December 31, 2010, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the new stock repurchase program during the six months ended June 30, 2011. Since inception, we repurchased a total of 750,000 shares under the program at a cost of $8.9 million. The new stock repurchase program expired in April 2011.

The following table provides information about the repurchase of our common stock during the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1- April 30	40,363	$9.21	—	—
May 1- May 31	207,324	$9.79	—	—
June 1- June 30	35,697	$9.16	—	—

Total	283,384	$9.63	—	—

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: August 4, 2011	By:	/s/ Oliver R. Stanfield
Oliver R. Stanfield, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.