Form 10-Q
period 2011-09-30
ECHELON CORP
filed 2011-11-04
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, 42,509,954 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,685	$7,675
Short-term investments	36,998	56,957
Accounts receivable, net (1)	27,051	25,102
Inventories	10,638	8,993
Deferred cost of goods sold	1,848	2,588
Other current assets	5,365	3,962

Total current assets	105,585	105,277

Property and equipment, net	28,161	31,020
Goodwill	8,327	8,316
Other long-term assets	696	957

Total assets	$142,769	$145,570

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,207	$10,399
Accrued liabilities	7,510	6,713
Current portion of lease financing obligations	1,835	1,731
Deferred revenues	6,965	9,175

Total current liabilities	29,517	28,018

LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	20,672	22,062
Other long-term liabilities	1,726	1,501

Total long-term liabilities	22,398	23,563

STOCKHOLDERS’ EQUITY:
Common stock	457	452
Additional paid-in capital	344,203	338,521
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	544	561
Accumulated deficit	(226,220)	(217,415)

Total stockholders’ equity	90,854	93,989

Total liabilities and stockholders’ equity	$142,769	$145,570

(1)	Includes related party amounts of $578 as of September 30, 2011 and $0 as of December 31, 2010. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product	$43,010	$26,441	$113,215	$69,544
Service	817	683	2,737	2,683

Total revenues (2)	43,827	27,124	115,952	72,227

Cost of revenues:
Cost of product (1)	25,419	14,083	63,037	38,397
Cost of service (1)	501	567	1,661	1,870

Total cost of revenues	25,920	14,650	64,698	40,267

Gross profit	17,907	12,474	51,254	31,960

Operating expenses:
Product development (1)	7,533	8,438	26,005	24,598
Sales and marketing (1)	5,885	6,003	19,183	18,463
General and administrative (1)	3,747	4,756	13,408	13,115

Total operating expenses	17,165	19,197	58,596	56,176

Income (loss) from operations	742	(6,723)	(7,342)	(24,216)
Interest and other income (expense), net	390	(559)	(123)	380
Interest expense on lease financing obligations	(363)	(390)	(1,111)	(1,188)

Income (loss) before provision for income taxes	769	(7,672)	(8,576)	(25,024)
Income tax expense	114	170	229	252

Net income (loss)	$655	$(7,842)	$(8,805)	$(25,276)

Net income (loss) per share:
Basic	$0.02	$(0.19)	$(0.21)	$(0.61)

Diluted	$0.02	$(0.19)	$(0.21)	$(0.61)

Shares used in computing net income (loss) per share:
Basic	42,232	41,560	42,040	41,311

Diluted	42,987	41,560	42,040	41,311

(1)	See Note 4 for summary of amounts included representing equity compensation expense.
(2)

Includes related party amounts of $2,001 and $1,536 for the three months ended September 30, 2011 and 2010, respectively, and $4,969 and $3,477 for the nine months ended September 30, 2011 and 2010, respectively. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(8,805)	$(25,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,530	5,021
Reduction of allowance for doubtful accounts	(13)	(12)
Loss on disposal of fixed assets	92	5
Reduction of (increase in) accrued investment income	64	(28)
Stock-based compensation	6,744	9,328
Change in operating assets and liabilities:
Accounts receivable	(1,920)	8,947
Inventories	(1,619)	(1,200)
Deferred cost of goods sold	762	806
Other current assets	(1,147)	972
Accounts payable	2,998	(119)
Accrued liabilities	892	1,303
Deferred revenues	(1,975)	(1,304)
Deferred rent	(41)	(59)

Net cash provided by (used in) operating activities	562	(1,616)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(38,978)	(45,873)
Proceeds from maturities and sales of available-for-sale short-term investments	58,862	56,885
Change in other long-term assets	(10)	6
Capital expenditures	(1,965)	(1,442)

Net cash provided by investing activities	17,909	9,576

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(1,286)	(1,180)
Proceeds from exercise of stock options	945	537
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(2,093)	(1,846)

Net cash used in financing activities	(2,434)	(2,489)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(27)	(341)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,010	5,130
CASH AND CASH EQUIVALENTS:
Beginning of period	7,675	17,206

End of period	$23,685	$22,336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$1,104	$1,182

Cash paid for income taxes	$297	$33

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

•

The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 67% of net revenues for the three months ended September 30, 2011, and 66% of net revenues for the nine months ended September 30, 2011, were derived from four customers. The Company could experience unexpected reductions in demand for its products from a significant customer, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers were unable to obtain the necessary capital to operate its business, it might be unable to satisfy its payment obligations to the Company on a timely basis, or at all.

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

•

Toshiba, a manufacturer of the Neuron Chip, which is a component used by the Company and its customers in control network devices, has informed the Company that they will no longer manufacture the Neuron Chip due to earthquake damage suffered in March 2011 at the semiconductor manufacturing facility that produced the Neuron Chip. As an alternative, Neuron Chips can be purchased from a second manufacturer, Cypress Semiconductor (“Cypress”), the sole remaining supplier of 5 volt Neuron Chips. Due to Toshiba’s inability to manufacture parts and satisfy demand, Cypress recently informed the Company that it had experienced a sharp increase in Neuron Chip demand. Cypress has reported to the Company that it intends to add additional manufacturing capacity to support this increase in demand. However, in the near term, the Company or its customers may experience longer lead times and higher pricing for these parts, which could result in reduced orders for the Company’s products from these same customers.

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

•

From time to time, the Company has experienced shortages or interruptions in supply for certain products or components used in the manufacture of the Company’s products that have been or will be discontinued. In order to ensure an adequate supply of these items, the Company has occasionally purchased quantities of these items that are in excess of the Company’s then current estimate of short-term requirements. If the long-term requirements do not materialize as originally expected, and the Company is not otherwise able to dispose of these excess products or components, it could subject the Company to increased levels of excess and obsolete inventories. For example, to ensure supply, the Company procured a substantial quantity of a certain component used in one of its Utility products. If the long-term requirements do not materialize as originally expected, or if the Company develops alternative solutions that no longer employ these items and the Company is not able to dispose of these excess products or components at their cost, it could subject the Company to increased levels of excess and obsolete inventories.

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

The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three and nine months ended September 30, 2011 resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.

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

As of September 30, 2011 and December 31, 2010, approximately $3.2 million and $3.7 million, respectively, of the Company’s Utility revenue was deferred. Of the $3.7 million deferred as of December 31, 2010, approximately $1.5 million related to arrangements entered into prior to January 1, 2010. All of the $3.2 million of deferred revenue at September 30, 2011 relates to arrangements that were entered into subsequent to December 31, 2009.

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

On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at September 30, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$5,227	$5,227	$—	$—
Fixed income available-for-sale securities: (2)
U.S. government securities	45,998	—	45,998	—

Total fixed income available-for-sale securities	45,998	—	45,998	—

Total	$51,225	$5,227	$45,998	$—

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

As of September 30, 2011, the Company’s available-for-sale short-term investments had contractual maturities from three to twelve months and an average remaining term to maturity of two months. As of September 30, 2011, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government and agency securities	$36,992	$36,998	$6	$0

Total investments in debt securities	$36,992	$36,998	$6	$0

Market values were determined for each individual security in the investment portfolio. Any decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. The Company reviews its investments on a regular basis to evaluate whether or not any have experienced an other-than-temporary decline in fair value.

3. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) (Numerator):
Net income (loss), basic & diluted	$655	$(7,842)	$(8,805)	$(25,276)

Shares (Denominator):
Weighted average common shares outstanding	42,232	41,560	42,040	41,311

Shares used in basic computation	42,232	41,560	42,040	41,311
Common shares issuable upon exercise of stock options (treasury stock method)	755	—	—	—

Shares used in diluted computation	42,987	41,560	42,040	41,311

Net income (loss) per share:
Basic	$0.02	$(0.19)	$(0.21)	$(0.61)

Diluted	$0.02	$(0.19)	$(0.21)	$(0.61)

For the three months ended September 30, 2011, potentially dilutive securities representing 2,645,797 shares of common stock were excluded from the computation of diluted earnings per common share. Of these 2,645,797 potentially dilutive securities, 2,410,114 were excluded because their effect would have been antidilutive, while the remaining 235,683 were excluded because their issuance was contingent upon meeting certain financial based performance criteria. For the three months ended September 30, 2010, and the nine months ended September 30, 2011 and 2010, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, and restricted stock units (“RSUs”) excluded from this calculation for the three months ended September 30, 2010 was 7,952,175; and for the nine months ended September 30, 2011 and 2010 was 6,129,039, and 7,952,175, respectively.

4. Stockholders’ Equity and Employee Stock Option Plans:

Common Stock

In April 2008, the Company’s board of directors approved a stock repurchase program, which authorized the Company to repurchase up to 3.0 million shares of the Company’s common stock. During the three and nine months ended September 30, 2011, the Company did not repurchase any shares under the repurchase program. Since inception, the Company repurchased a total of 750,000 shares under the program at a cost of $8.9 million. The stock repurchase program expired in April 2011.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues:
Cost of product	$221	$320	$627	$882
Cost of service	29	31	62	94
Operating expenses:
Product development	1,017	1,104	2,811	3,171
Sales and marketing	307	642	1,510	2,227
General and administrative	(403)	1,004	1,734	2,954

Total	$1,171	$3,101	$6,744	$9,328

Comprehensive Loss

Comprehensive loss for the Company consists of net loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$655	$(7,842)	$(8,805)	$(25,276)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(696)	883	(6)	(361)
Unrealized holding gain (loss) on available-for-sale securities	(10)	(5)	(11)	22

Comprehensive loss	$(51)	$(6,964)	$(8,822)	$(25,615)

Stock Award Activity

The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was approximately $86,000 and $1.2 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was approximately $89,000 and $749,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The total fair value of RSUs vested and released during the three and nine months ended September 30, 2011 was approximately $742,000 and $4.6 million, respectively. The total fair value of RSUs vested and released during the three and nine months ended September 30, 2010 was approximately $1.0 million and $5.0 million, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Equity Compensation Expense for RSUs with Financial or other Performance-Based Vesting Requirements

As of September 30, 2011, there were 643,703 non-vested RSUs and restricted stock awards (“RSAs”) that were subject to service-based vesting conditions as well as certain financial or other performance-based vesting requirements that must be achieved before vesting can occur. The following table contains pertinent information regarding these outstanding awards as of September 30, 2011 (in thousands except for number of awards granted):

Grant Date	# of Awards Granted	Fair Value on Grant Date ($)	Cumulative Expense Recognized ($)	Unearned Compensation Expense ($)	Latest Date Achievement of Performance Condition Could be Met
May 2009	97,019	$715	$595	$120	May 2014
Aug 2010	330,000	2,449	1,229	1,220	April 2015
April 2011	10,000	89	58	31	Dec 2011
April 2011	35,000	311	100	211	April 2015
May 2011	40,000	425	114	311	April 2015
Aug 2011	131,684	1,192	279	913	March 2012

Total	643,703	$5,181	$2,375	$2,806

Through September 30, 2011, cumulative compensation expense of $2.4 million associated with these 643,703 unvested RSUs and RSAs has been recognized because the Company believes it is probable that the associated performance requirements will be achieved. If such requirements are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. For these 643,703 awards that are considered probable of achievement, the unearned compensation expense of $2.8 million is expected to be recognized over estimated service and performance periods ranging from 3 months to 2.25 years. To the extent the Company’s estimate of the timing of achievement of the performance requirements changes in the future, the timing of recognition of the related compensation expense may change.

5. Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and nine months ended September 30, 2011 and 2010, the Company had four customers that accounted for a significant portion of its revenues: EBV Electronik GmbH and Avnet Europe Comm VA (“EBV/Avnet”), the Company’s primary distributors of its Commercial products in Europe, Duke Energy Corporation (“Duke”), a U.S. utility company; and Eltel Networks A/S (“Eltel”) and Telvent Energia y Medioambiente SA (“Telvent”), value added resellers of the Company’s Utility products. For the three and nine months ended September 30, 2011 and 2010, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Duke	32.7%	1.9%	28.5%	3.0%
Eltel	10.3%	27.3%	12.6%	27.9%
Telvent	15.3%	4.0%	14.4%	3.4%
EBV/Avnet	8.8%	13.8%	10.3%	14.9%

Total	67.1%	47.0%	65.8%	49.2%

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

From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of September 30, 2011, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

Line of Credit

The Company maintains a $10.0 million line of credit with its primary bank, which expires on July 1, 2012. The letter of credit contains certain financial covenants requiring the Company to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of September 30, 2011, the Company was in compliance with these covenants. As of September 30, 2011, the Company’s primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

7. Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Purchased materials	$3,864	$4,306
Work-in-process	141	48
Finished goods	6,633	4,639

	$10,638	$8,993

8. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Accrued payroll and related costs	$5,342	$3,727
Warranty reserve	1,064	877
Payments received toward design and development expenses	0	300
Restructuring charges	49	1,158
Accrued taxes	148	167
Customer deposits	682	197
Other accrued liabilities	225	287

	$7,510	$6,713

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2011 and December 31, 2010, long-lived assets of approximately $34.1 million and $37.0 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

The Company has three primary product lines: Utility, Commercial, and products and services sold to Enel. Summary revenue information by product line for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Utility	$29,171	$13,041	$73,053	$31,991
Commercial	12,655	12,547	37,929	36,759
Enel	2,001	1,536	4,970	3,477

Total	$43,827	$27,124	$115,952	$72,227

In the Americas, the Company sells its products primarily through a direct sales organization in North America and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped or the services are delivered. Summary revenue information by geography for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Americas	$19,038	$5,381	$46,494	$17,052
EMEA	20,704	18,997	58,730	47,664
APJ	4,085	2,746	10,728	7,511

Total	$43,827	$27,124	$115,952	$72,227

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.

10. Income Taxes:

The provision for income taxes for the three months ended September 30, 2011 and 2010 was $114,000 and $170,000, respectively. The provision for income taxes for the nine months ended September 30, 2011 and 2010 was $229,000 and $252,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

As of September 30, 2011 and December 31, 2010, the Company had gross unrecognized tax benefits of approximately $4.1 million and $4.5 million, respectively, of which $776,000 and $773,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2011 and December 31, 2010, the Company had accrued $216,000 and $219,000, respectively, for interest and penalties. The $407,000 reduction in gross unrecognized tax benefits during the nine months ended September 30, 2011 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.

11. Related Parties:

The law firm of Wilson Sonsini Goodrich & Rosati, P.C. acts as principal outside counsel to the Company. Mr. Sonsini, a director of the Company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, the Company’s former Executive Chairman, M. Kenneth Oshman, used his private plane or charter aircraft for Company business for himself and any employees that accompanied him. In August 2008, the Company’s board of directors approved a reimbursement arrangement whereby the Company would reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on Company business. The Compensation Committee of the board of directors reaffirmed this arrangement in February 2011. Such costs included flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. This arrangement was discontinued upon Mr. Oshman’s death in August 2011. During the nine months ended September 30, 2011, the Company incurred no expenses pursuant to the reimbursement arrangement. While the arrangement was in effect, the Audit Committee of the board of directors regularly reviewed these reimbursements.

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

For the three months ended September 30, 2011 and 2010, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $2.0 million and $1.5 million, respectively. For the nine months ended September 30, 2011 and 2010, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $5.0 million and $3.5 million, respectively. As of September 30, 2011, and December 31, 2010, $578,000 and $0, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

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

The following table sets forth a summary of restructuring activities related to the restructuring program (in thousands):

	December 31, 2010	Costs Incurred	Cash Payments	September 30, 2011
Termination benefits	$1,158	$—	$(1,109)	$49

Accrued restructuring charges of approximately $49,000 as of September 30, 2011 comprise the remaining liability balance and are reflected in accrued liabilities on the Consolidated Balance Sheets. The Company expects to pay these accrued termination benefits prior to March 31, 2012.

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

EXECUTIVE OVERVIEW

Echelon Corporation was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. We are based in San Jose, California, and maintain offices in eleven foreign countries throughout Europe and Asia. We develop, market, and sell energy control networking solutions, a critical element of incorporating action-oriented intelligence into the utility grid, buildings, streetlights, and other energy devices — all components of the evolving smart grid, which encompasses everything from the power plant to the plug. Echelon’s products can be used to make the management of electricity over the smart grid cost effective, reliable, survivable and instantaneous. Our products enable everyday devices — such as air conditioners, appliances, electricity meters, light switches, thermostats, and valves — to be made “smart” and inter-connected.

Since partnering with Enel in 2000 and supplying them with critical components for use in their Contatore Elettronico electricity meter management project in Italy, we have been investing heavily in the development of hardware and software products for use in the “smart grid.” These hardware devices and associated software are used by electric utilities, including Enel, in their smart metering and distribution automation systems. To date, we have generated revenues of approximately $653.3 million from these investments. We refer to this revenue as Utility revenue when these products and services are sold to utilities and value-added resellers other than Enel, and as Enel Project revenue when sold to Enel and Enel’s designated manufacturers. We refer to revenue derived from products and services sold to commercial OEMs and systems integrators in the building, industrial, transportation, utility/home, and other automation markets as Commercial revenue. These products include intelligent components (such as microprocessors, transceivers, and control modules), networking infrastructure products (such as routers and network interfaces), intelligent devices that provide a point of data collection and control at the “edge”, where control systems and the Internet connect (such as our SmartServer energy managers), and management software (such as our LNS® network operating system and our Lon Maker® Integration tool).

Our total revenues increased by 61.6% during the third quarter of 2011 as compared to the same period in 2010. This increase in revenues was not enough to offset headwinds we are facing in our manufacturing costs, which resulted in a 5.1 percentage point reduction in overall gross margins. Our operating expenses decreased by $2.0 million between the two periods, driven primarily from $1.0 million and $905,000 reductions in our general and administrative and product development expenses, respectively. However, the reduction in our general and administrative expenses was due to a non-recurring event associated with the passing of our former Executive Chairman, Ken Oshman, who died in August 2011. At the time of his death, Mr. Oshman had outstanding and unvested equity compensation awards for which cumulative compensation expense of approximately $976,000 had been recognized as of June 30, 2011. That cumulative expense was reversed in the third quarter of 2011.

For the nine months ended September 30, 2011, total revenues increased by 60.5% as compared to the same period in 2010. Higher revenues and improved margins on our Utility products for the first nine months of 2011 helped us to maintain gross margin parity with the comparable period from 2010. Operating expenses between the two nine-month periods increased by $2.4 million. Taken together, these factors resulted in a $16.5 million, or 65.2%, reduction in our net loss between the two periods.

The following tables provide an overview of key financial metrics for the three and nine months ended September 30, 2011 and 2010 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Net revenues	$43,827	$27,124	$16,703	61.6%
Gross margin	40.9%	46.0%	—	(5.1 ppt )
Operating expenses	$17,165	$19,197	$(2,032)	(10.6%)
Net income (loss)	$655	$(7,842)	$8,497	108.4%

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Net revenues	$115,952	$72,227	$43,725	60.5%
Gross margin	44.2%	44.2%	—	0.0 ppt
Operating expenses	$58,596	$56,176	$2,420	4.3%
Net loss	$(8,805)	$(25,276)	$(16,471)	(65.2%)

	Balance as of
	September 30, 2011	December 31, 2010	$ Change	% Change
Cash, cash equivalents, and short-term investments	$60,683	$64,632	$(3,949)	(6.1%)

•

Net revenues: Our total revenues increased by $16.7 million, or 61.6%, during the third quarter of 2011 as compared to the same period in 2010. This increase was driven primarily by a $16.1 million, or 123.7%, increase in sales of our Utility products, and to a lesser extent by increases in our Enel Project and Commercial revenues of $465,000 and $108,000, respectively. For the nine months ended September 30, 2011, our total net revenues increased by $43.7 million, or 60.5%, as compared to the same period in 2010. Again, the improvement was due primarily to an increase in Utility revenues, which rose by $41.1 million, or 128.4%, between the two periods. Also contributing to the increase between the two nine month periods were increases of $1.5 million and $1.2 million in our Enel Project and Commercial revenues, respectively.

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

•

Gross margin: Our gross margin decreased during the third quarter of 2011 as compared to the same period in 2010, dropping from 46.0% in the third quarter of 2010 to 40.9% in the third quarter of 2011. For the comparable nine month periods, gross margins remained flat at 44.2%. The reduction in gross margin during the third quarter of 2011 was primarily attributable to increased pricing that Jabil, one of our primary contract electronic manufacturers (CEMs), implemented at the beginning of the third quarter. In June 2011, Jabil notified us that they intended to increase the prices they charge us for manufacturing our Utility products. The new pricing became effective July 1, 2011, and was based on increased fees for Jabil’s overhead and profit, cost increases for commodities contained in our products, and higher labor rates for Jabil’s production personnel. The impact of these cost increases began to phase in during the third quarter of 2011 and will be fully effective at the beginning of the fourth quarter of this year. Partially offsetting the negative impact of the Jabil pricing increase were the benefit of higher overall revenues. As a percentage of revenues, indirect costs during 2011 have come down, which has improved gross margins and helped to offset some of the Jabil pricing impact.

•

Operating expenses: As compared to the same periods in 2010, our operating expenses decreased by $2.0 million, or 10.6%, during the third quarter of 2011, and they increased by $2.4 million, or 4.3%, during the first nine months of 2011. These changes, which are described more fully in the following “Results of Operations” discussion, were driven by fluctuations in all three spending categories.

•

Net income (loss): We generated net income of $655,000 in the third quarter of 2011. For the nine months ended September 30, 2011, our net loss decreased by $16.5 million, or 65.2%, from the same period in 2010. The elimination of our loss for the quarter, and the reduction in our net loss between the two nine month periods was primarily due to increased revenues.

•

Cash, cash equivalents, and short-term investments: During the first nine months of 2011, our cash, cash equivalents, and short-term investment balance decreased by 6.1%, from $64.6 million at December 31, 2010 to $60.7 million at September 30, 2011. This $3.9 million reduction was primarily the result of cash used for taxes we paid in conjunction with equity compensation awards of $2.1 million and for capital asset acquisitions of $2.0 million, partially offset by cash provided by operating activities of $562,000.

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

Japan Earthquake and Tsunami. On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks. These geological events caused significant damage in the region, and have impacted Japan’s electricity distribution and other infrastructure as well as its economy. Shortly after the event, Toshiba, a manufacturer of the Neuron Chip, which is a component used by our company and our customers in control network devices, informed us that they would no longer manufacture the Neuron Chip due to earthquake damage suffered at the semiconductor manufacturing facility that produced the Neuron Chip. Toshiba had previously informed us that they were exiting the Neuron business and would stop accepting orders for Neuron Chips in September 2011 for deliveries through December 2012. In light of this development, we have been working with Toshiba’s customers to provide them with a smooth migration path to our new Neuron 5000 processor. Alternatively our customers can purchase Neuron Chips from a second manufacturer, Cypress Semiconductor, the sole remaining supplier of 5 volt Neuron Chips. However, the abrupt termination of Toshiba’s Neuron Chip manufacturing capability may cause some short-term disruption in these plans, and in the meantime could negatively affect our customer’s ability to manufacture control network devices until such time as they complete their transition work. Consequently, there is a risk that the events in Japan could ultimately reduce demand for certain of our transceiver products that are used in conjunction with Neuron Chips in developing control network devices by our customers, for at least the short term. Such a reduction in demand could negatively impact our results of operations and financial condition. In addition, due to Toshiba’s inability to manufacture parts and satisfy demand, Cypress recently informed us that it has experienced a sharp increase in Neuron Chip demand. To address this, Cypress told us that they intend to add additional manufacturing capacity. However, in the near term, we or our customers may experience longer lead times and higher pricing for these parts, which could result in reduced orders for our products from these same customers.

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

During the three and nine months ended September 30, 2011, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product	98.1%	97.5%	97.6%	96.3%
Service	1.9	2.5	2.4	3.7

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product	58.0	51.9	54.4	53.2
Cost of service	1.1	2.1	1.4	2.6

Total cost of revenues	59.1	54.0	55.8	55.8

Gross profit	40.9	46.0	44.2	44.2

Operating expenses:
Product development	17.2	31.1	22.4	34.0
Sales and marketing	13.4	22.1	16.5	25.6
General and administrative	8.6	17.6	11.6	18.2

Total operating expenses	39.2	70.8	50.5	77.8

Income (loss) from operations	1.7	(24.8)	(6.3)	(33.6)
Interest and other income (expense), net	0.9	(2.1)	(0.1)	0.5
Interest expense on lease financing obligations	(0.8)	(1.4)	(1.0)	(1.6)

Income (loss) before provision for income taxes	1.8	(28.3)	(7.4)	(34.7)
Income tax expense	0.3	0.6	0.2	0.3

Net income (loss)	1.5%	(28.9%)	(7.6%)	(35.0%)

Revenues

Total revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

Total revenues	$43,827	$27,124	$16,703	61.6%

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

Total revenues	$115,952	$72,227	$43,725	60.5%

The $16.7 million increase in total revenues for the three months ended September 30, 2011 as compared to the same period in 2010 was the result of a $16.1 million increase in Utility revenues, a $465,000 increase in Enel Project revenues, and a $108,000 increase in Commercial revenues. The $43.7 million increase in total revenues for the nine months ended September 30, 2011 as compared to the same period in 2010 was the result of a $41.1 million increase in Utility revenues, a $1.5 million increase in Enel Project revenues, and a $1.2 million increase in Commercial revenues.

Utility revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

Utility revenues	$29,171	$13,041	$16,130	123.7%

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

Utility revenues	$73,053	$31,991	$41,062	128.4%

During the three and nine months ended September 30, 2011 and 2010, our Utility revenues were derived primarily from a relatively small number of customers who have undertaken large-scale deployments of our NES System products. These deployments generally come to fruition after an extended and complex sales process, and each is relatively substantial in terms of its revenue potential. They vary significantly from one another in terms of, among other things, the overall size of the deployment, the duration of time over which the products will be sold, the mix of products being sold, the timing of delivery of those products, and the ability to modify the timing or size of those projects. This relative uniqueness among each deployment results in significant variability and unpredictability in our Utility revenues.

The increases in Utility revenues of $16.1 million and $41.1 million during the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods in 2010 were due to an overall increase in the level of large-scale deployments of our NES System products. In particular, the increase was attributable primarily to increased shipments of our Utility products for projects at Duke Energy and in Finland. These increases were partially offset by a reduction in products shipped for our projects in Denmark.

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

We expect that our full year 2011 Utility revenues will increase over 2010 levels, due primarily to increased shipments of our Utility products for projects at Duke Energy and in Finland.

Commercial revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

Commercial revenues	$12,655	$12,547	$108	0.9%

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

Commercial revenues	$37,929	$36,759	$1,170	3.2%

Our Commercial revenues are primarily comprised of sales of our hardware and software products, and to a lesser extent, revenues we generate from our customer support and training offerings.

The $108,000 increase in Commercial revenues for the quarter ended September 30, 2011 as compared to the same period in 2010 was primarily due to a $291,000 increase in Commercial revenues from the APJ region; partially offset by a $179,000 reduction in sales in the Americas. The $1.2 million increase in Commercial revenues for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to a $1.6 million increase in Commercial revenues from the EMEA region and a $1.2 million increase in APJ revenues; partially offset by a $1.6 million reduction in sales in the Americas. During the first quarter of 2010, Commercial revenues from the Americas were unusually high due to a concentration with one customer. That unusually high level of revenue was not repeated during the remainder of 2010, or during the first three quarters of 2011. Within the Commercial family of products, the year-over-year increase was primarily attributable to increased sales of our Control and Connectivity products; partially offset by a decrease in sales of our SmartServer products.

Our future Commercial revenues will continue to be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our Commercial products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our Commercial revenues conducted in currencies other than the U.S. dollar, principally the Japanese Yen, was about 6.9% for the nine months ended September 30, 2011 and 7.3% for the same period in 2010. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, in the near future, the amount of our Commercial revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

We currently expect that our full year 2011 Commercial revenues will continue to increase modestly over amounts generated in 2010, due in large part to our expectation that world-wide macro-economic conditions and associated credit markets, which were severely impacted by the world-wide recession that began in late 2008 and continued through 2009 and much of 2010, will continue to improve.

Enel Project revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010% Change

Enel Project revenues	$2,001	$1,536	$465	30.3%

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010% Change

Enel Project revenues	$4,970	$3,477	$1,493	42.9%

Under our development and supply agreement with Enel, Enel is purchasing additional metering kit and data concentrator products from us. Under our software enhancement agreement with Enel, we are providing software enhancements to Enel for use in its Contatore Elettronico system. Enel Project revenues recognized during the three and nine month periods ended September 30, 2011 and 2010, respectively, related primarily to shipments under the development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. The software enhancement agreement expires in December 2011 and the development and supply agreement expires in December 2012, although delivery of products and services can extend beyond that date and the agreements may be extended under certain circumstances. We currently expect that revenues from the Enel Project during 2011 will be higher than those generated in 2010 as we expect Enel to order higher quantities of metering kit products in 2011.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

Gross Profit	$17,907	$12,474	$5,433	43.6%
Gross Margin	40.9%	46.0%	—	(5.1)

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

Gross Profit	$51,254	$31,960	$19,294	60.4%
Gross Margin	44.2%	44.2%	—	0.0

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

Gross margin for the three months ended September 30, 2011 was approximately 5.1 percentage points lower than the same period in 2010. This reduction was primarily due to the fact that in June 2011, Jabil, one of our primary CEMs, notified us that they intended to increase the prices they charge us for manufacturing our Utility products. The new pricing became effective July 1, 2011, and was based on increased fees for Jabil’s overhead and profit, cost increases for commodities contained in our products, and higher labor rates for Jabil’s production personnel. The impact of these cost increases began to phase in during the third quarter of 2011 and will be fully effective at the beginning of the fourth quarter of this year. This negative impact is in addition to other cost increases we’ve observed recently. In an effort to mitigate the effects of these price increases and thus improve our gross margins within the foreseeable future, we plan to commence work on certain design modifications for these products intended to reduce their cost to manufacture. We are also working closely with Jabil to identify other opportunities to reduce their manufacturing costs associated with our products.

Also contributing to the reduction in gross margins during the third quarter of 2011 was the accounting treatment effect for a software deliverable we have committed to a customer but that was not yet delivered as of September 30, 2011. In this case, we have committed to provide a particular customer with a software upgrade for certain meters that we began delivering to them during the quarter ended September 30, 2011. This software upgrade will enable certain incremental hardware included in these meters to become fully functional. Because this incremental hardware is not separable from the meters, we are expensing its cost once the customer accepts the corresponding meter. However, we are deferring the associated revenue for this additional hardware functionality until such time as we deliver the promised software upgrade, which we currently expect will be in the first quarter of 2012. While this accounting treatment had a minor negative impact on gross margins during the third quarter of 2011, we expect it will have a more significant impact on gross margins during the fourth quarter of 2011, when we expect to ship the customer more meters with this particular hardware configuration and therefore will be expensing additional hardware costs but will continue to defer the associated revenue until the required software upgrade is delivered. At the time the software upgrade is delivered, we will recognize the deferred revenue for which the cost has already been recognized, which will result in increased gross margin in that period.

Gross margin for the nine months ended September 30, 2011 was unchanged from the same period in 2010. However, as discussed above, we expect the increased pricing from Jabil as well as the revenue deferral for the undelivered software upgrade will further reduce margins during the fourth quarter of 2011.

Partially offsetting the negative gross margin trends for both the three and nine months ended September 30, 2011 as described above was the impact of higher overall revenues. While our indirect costs increased modestly during both these periods as compared to the same periods in 2010, when expressed as a percentage of revenues, these costs decreased, which improved gross margins.

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

Operating Expenses

Product Development

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

Product Development	$7,533	$8,438	$(905)	(10.7%)

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

Product Development	$26,005	$24,598	$1,407	5.7%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

During 2010 and through the first nine months of 2011, our product development expenses have been impacted by a contractual arrangement whereby a third party is making payments to us in connection with certain design and development activities we are performing. During the three and nine months ended September 30, 2010, we completed efforts worth $1.9 million and $3.9 million, respectively, for which payments from the third party were used to offset our product development expenses during those respective periods. During the three and nine months ended September 30, 2011, we completed additional milestones worth $1.2 million and $1.5 million, respectively. These amounts were also used to offset our product development expenses in these periods. Excluding the impact of these offsetting payments, our product development expenses decreased $1.6 million and $993,000 during the three and nine month periods ending September 30, 2011, respectively, as compared to the same periods in 2010.

The $1.6 million reduction in product development expenses for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to a $734,000 reduction in out-of-pocket costs we incurred in connection with the design and development project discussed above, and to a lesser extent by a $590,000 reduction in compensation related expenses, which was primarily attributable to the restructuring program that reduced our product development headcount by approximately 10% in early 2011. The remaining reduction came from miscellaneous other spending categories. The $993,000 reduction in product development expenses for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to a $633,000 reduction in fees paid to third party service providers who assist in our product development activities, a $553,000 reduction in compensation related expenses, and a $535,000 reduction in expensed materials used in our product development activities; all of which was partially offset by a $574,000 increase in out-of-pocket costs we incurred in connection with the design and development activities we are performing as discussed above and increases of $154,000 in other miscellaneous spending categories.

In April 2010, we announced that our Board of Directors had approved a restoration of salary for all of our employees who had been affected by the structured salary reduction we implemented in 2009. The salary restoration took effect on May 1, 2010, and as a result, compensation expense for product development personnel would have been expected to increase for the full year 2011. However, in December 2010, we initiated a restructuring program that reduced our product development headcount by approximately 10% in early 2011. When coupled with the reduction in offsetting third party payments as discussed above, we expect our overall product development expenses will increase modestly in 2011 as compared to 2010.

Sales and Marketing

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

Sales and Marketing	$5,885	$6,003	$(118)	(2.0%)

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

Sales and Marketing	$19,183	$18,463	$720	3.9%

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, including commissions to sales personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and support offices.

Our sales and marketing expenses remained relatively flat during the third quarter of 2011 as compared to the same period in 2010. The $720,000 increase in sales and marketing expenses for the nine months ended September 30, 2011 as compared to the same period in 2010 was comprised of the following: a $699,000 increase in fees paid to recruiters, consultants and other third party service providers; a $260,000 increase in dues paid for memberships in certain trade organizations; and a $153,000 increase in travel and related expenses; all of which was partially offset by a $329,000 reduction in compensation expense; and $63,000 of decreases in other miscellaneous spending categories. The $329,000 reduction in compensation expense was principally comprised of a $717,000 reduction in non-cash equity compensation charges and a $226,000 reduction in salaries, commissions, and other general compensation related expenses, partially offset by a $600,000 increase in bonus expenses primarily associated with our 2011 management bonus plan. The management bonus plan provides for payments only in the event certain targets for revenue generation and expense control are achieved.

Also contributing to the increase between the two nine month periods was the impact of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen. Approximately $325,000, or 45.1%, of the $720,000 increase was the result of these foreign currency exchange rate fluctuations. Excluding the impact of these exchange rate fluctuations, sales and marketing expenses increased by approximately 2.1% between the two periods.

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

General and Administrative

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

General and Administrative	$3,747	$4,756	$(1,009)	(21.2%)

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

General and Administrative	$13,408	$13,115	$293	2.2%

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $1.0 million decrease in general and administrative expenses during the quarter ended September 30, 2011 as compared to the same period in 2010 was primarily the result of a $1.4 million reduction in non-cash equity compensation expense which was partially offset by a $395,000 increase in bonus expenses associated with our 2011 management bonus plan. The $1.4 million reduction in equity compensation expense was primarily the result of the passing of our former Executive Chairman, Ken Oshman, who died in August 2011. At the time of his death, Mr. Oshman had outstanding and unvested equity compensation awards for which cumulative compensation expense of approximately $976,000 had been recognized as of June 30, 2011. This cumulative compensation expense was reversed in the third quarter of 2011. The management bonus plan provides for payments only in the event certain targets for revenue generation and expense control are achieved.

The $293,000 increase in general and administrative expenses during the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to an $432,000 increase in fees paid to third party service providers, partially offset by a $170,000 decrease in compensation expense. The decrease in compensation expenses was principally comprised of a $1.2 million decrease in equity compensation expenses (which was due primarily to the August passing of our former Executive Chairman as discussed above) partially offset by an $852,000 increase in bonus expense associated with our 2011 management bonus plan and a $186,000 increase in salaries and associated payroll expenses.

We currently expect our 2011 general and administrative expenses will increase modestly over 2010 levels.

Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

Interest and Other Income (Expense), Net	$390	$(559)	$949	169.8%

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

Interest and Other Income (Expense), Net	$(123)	$380	$(503)	(132.4%)

Interest and other income, net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

The $949,000 increase in interest and other income, net during the quarter ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to the fact that, during the third quarter of 2011, we recognized approximately $436,000 of foreign currency translation gains, whereas in the third quarter of 2010, we recognized foreign currency translation losses of approximately $603,000. These fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar strengthens in value against these foreign currencies, as it did during the third quarter of 2011, the associated translation gains favorably impact other income. Conversely, when the U.S. dollar weakens, as it did during the second quarter of 2010, the resulting translation losses negatively impact other income.

The $503,000 decrease in interest and other income, net during the nine months ended September 30, 2011 as compared to the same period in 2010 was similarly due primarily to foreign exchange translation. During the first nine months of 2011, we recognized foreign currency translation losses of $108,000, whereas during the same period in 2010, we recognized foreign currency translation gains of $239,000.

We do not currently anticipate interest income on our investment portfolio will improve during 2011 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

Interest Expense on Lease Financing Obligations	$363	$390	$(27)	(6.9%)

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

Interest Expense on Lease Financing Obligations	$1,111	$1,188	$(77)	(6.5%)

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

The decreases of $27,000 and $77,000 in interest expense on lease financing obligations during the three and nine month periods ended September 30, 2011 as compared to the same periods in 2010 were a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of the payments we make in the future will be allocated to principal repayment and less will be allocated to interest expense.

Income Tax Expense

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

Income Tax Expense	$114	$170	$(56)	(32.9%)

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	2011 over 2010 $ Change	2011 over 2010 % Change

Income Tax Expense	$229	$252	$(23)	(9.1%)

The income tax expense for the quarters ended September 30, 2011 and 2010 was $114,000 and $170,000, respectively. The income tax expense for the nine month periods ended September 30, 2011 and 2010 was $229,000 and $252,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our consolidated statements of income, was approximately $130,000 during the quarter ended September 30, 2011, and $120,000 for the same period in 2010, and $398,000 for the nine months ended September 30, 2011, and $477,000 for the same period in 2010.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of September 30, 2011, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of September 30, 2011, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through September 30, 2011, we raised $295.0 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

In April 2008, our board of directors approved a new stock repurchase program, which authorized us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the new stock repurchase program during the nine months ended September 30, 2011. Since inception, we repurchased a total of 750,000 shares under the program at a cost of $8.9 million. The stock repurchase program expired in April 2011.

The following table presents selected financial information as of September 30, 2011, and for each of the last three fiscal years (dollars in thousands):

	September 30, 2011	December 31,
		2010	2009	2008
Cash, cash equivalents, and short-term investments	$60,683	$64,632	$80,116	$87,316
Trade accounts receivable, net	27,051	25,102	21,496	23,480
Working capital	76,068	77,259	96,357	108,811
Stockholders’ equity	90,854	93,989	115,898	132,571

As of September 30, 2011, we had $60.7 million in cash, cash equivalents, and short-term investments, a decrease of $3.9 million as compared to December 31, 2010. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.

Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation, depreciation, and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash provided by operating activities was $562,000 for the nine months ended September 30, 2011, an increase in cash inflows of approximately $2.2 million as compared to the same period in 2010. During the nine months ended September 30, 2011, net cash provided by operating activities was primarily the result of stock-based compensation expenses of $6.7 million and depreciation and amortization expense of $4.5 million, partially offset by our net loss of $8.8 million and changes in our operating assets and liabilities of $2.0 million. The primary components of the $2.0 million net change in our operating assets and liabilities were a $2.0 million decrease in deferred revenues; a $1.9 million increase in accounts receivable; a $1.6 million increase in inventories; and a $1.1 million increase in other current assets; the impact of which was partially offset by a $3.0 million increase in accounts payable; an $892,000 increase in accrued liabilities; and a $762,000 decrease in deferred cost of goods sold. Deferred revenues decreased due primarily to the timing of products shipped. Accounts receivable increased primarily as a result of increased revenues during the third quarter of 2011 as compared to the fourth quarter of 2010. During the quarter ended September 30, 2011, total revenues were $43.8 million compared to $38.8 million during the quarter ended December 31, 2010. Inventories increased primarily to an increase in finished goods levels required for anticipated increased product shipments in the fourth quarter of 2011 as compared to the first quarter of 2011, and to a lesser extent due to the timing of customer shipments during the latter part of the third quarter that had not yet reached their destination. During the third quarter of 2011, the amount of product shipped in the latter part of the quarter for which customer acceptance had not yet been received was higher than what was observed in the fourth quarter of 2010. Other current assets increased primarily due to an increase in unbilled receivables. Accounts payable increased due to an overall increase in the level of purchasing activity due to higher revenues in the third quarter of 2011 as compared to the fourth quarter of 2010, as well as the timing of expenditures during the third quarter of 2011. Accrued liabilities increased primarily due to amounts accrued for our 2011 management bonus program, amounts accrued for commissions, and increased provisions for warranty expenses, partially offset by the payment of termination benefits that were accrued as part of our restructuring program in the fourth quarter of 2010. Deferred cost of goods sold decreased in conjunction with a decrease in deferred revenues.

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

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $17.9 million for the nine months ended September 30, 2011, an increase in cash inflows of $8.3 million from the same period in 2010. During the nine months ended September 30, 2011, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $58.9 million, partially offset by purchases of available-for-sale short-term investments of $39.0 million and capital expenditures of $2.0 million.

During the nine months ended September 30, 2010, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $56.9 million, partially offset by purchases of available-for-sale short-term investments of $45.9 million and capital expenditures of $1.4 million.

Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $2.4 million for the nine months ended September 30, 2011, a $55,000 decrease in cash outflows as compared to the same period in 2010. During the nine months ended September 30, 2011, net cash used in financing activities was primarily the result of $2.1 million worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options and $1.3 million in principal payments on our building lease financing obligations, partially offset by proceeds of $945,000 from the exercise of stock options by our employees.

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

We maintain a $10.0 million line of credit with our primary bank, which expires on July 1, 2012. The letter of credit contains certain financial covenants requiring us to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of September 30, 2011, we were in compliance with these covenants. As of September 30, 2011, our primary bank had issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

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

From time to time, our former Executive Chairman, M. Kenneth Oshman, used his private plane or charter aircraft for Company business for himself and any employees that accompanied him. In August 2008, our board of directors approved a reimbursement arrangement whereby our company would reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. The Compensation Committee of our board of directors reaffirmed this arrangement in February 2011. Such costs included flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. This arrangement was discontinued upon Mr. Oshman’s death in August 2011. During the nine months ended September 30, 2011, the Company incurred no expenses pursuant to the reimbursement arrangement. While the arrangement was in effect, the Audit Committee of the board of directors regularly reviewed these reimbursements.

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

For the three months ended September 30, 2011 and 2010, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $2.0 million and $1.5 million, respectively. For the nine months ended September 30, 2011 and 2010, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $5.0 million and $3.5 million, respectively. As of September 30, 2011, and December 31, 2010, $578,000 and $0, respectively, of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

In June 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance that allows companies the option of how to present the components of, and a total, for net income, the components of, and a total, for other comprehensive income, and a total for comprehensive income as either one continuous statement of comprehensive income or in two separate but consecutive statements. There will no longer be the option to present items of other comprehensive income in the statement of stockholders’ equity. The updated accounting guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. We will adopt the updated guidance in the first quarter of fiscal 2012. Since the updated guidance only requires a change in the placement of information already disclosed in our consolidated financial statements, we do not expect the adoption will have an impact on our consolidated financial statements.

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

We and our partners sell our smart metering and distribution automation products to utilities. For several reasons, sales cycles with utility companies can be extended and unpredictable. Utilities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending. In addition, in many instances, a utility may require one or more field trials of a smart grid system (such as one based on our NES System) before moving to a volume deployment. There is also generally an extended development and integration effort required in order to incorporate a new technology into a utility’s existing infrastructure. A number of other factors may also need to be addressed before the utility decides to engage in a full-scale deployment of our NES System, including:

•	regulatory factors, including public utility commission or similar approvals; standards compliance; or internal utility requirements that may affect the AMI system or the timing of its deployment;

•	the time it takes for utilities to evaluate multiple competing bids, negotiate terms, and award contracts for large scale metering system deployments;

•	the deployment schedule for projects undertaken by our utility or systems integrator customers; and

•	delays in installing, operating, and evaluating the results of a smart grid field trial that is based on our NES System.

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

Once a utility decides to move forward with a large-scale deployment of a smart grid project that is based on our NES System, the timing of and our ability to recognize revenue on our Utility product shipments will depend on several factors. These factors, some of which may not be under our control, include shipment schedules that may be delayed or subject to modification, other contractual provisions, such as customer acceptance of all or any part of the NES System, our ability to manufacture and deliver quality products according to expected schedules, and customer cancellation rights. For example, in October 2011, Duke Energy elected to cancel certain orders for products that would have been delivered in late 2012 and beyond. In addition, the revenue recognition rules relating to products such as our NES System may also require us to defer some of our Utility revenues until certain conditions are met in a future period.

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

Because we depend on a limited number of key suppliers and in certain cases, a sole supplier, the failure of any key supplier to produce timely and compliant products could result in a failure to ship products, or could subject us to higher prices, which would harm our results of operations and financial position.

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

We also maintain manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products, including those used in our Utility products. The Neuron Chip is an important component that we and our customers use in control network devices. In addition to those sold by Echelon, the Neuron Chip is currently manufactured and distributed only by Cypress Semiconductor. The other former producer of the Neuron Chip, Toshiba, ceased production due to earthquake damage at its factory in Japan in March 2011. Cypress has recently informed us that it has experienced a sharp increase in Neuron Chip demand due to Toshiba’s inability to manufacture parts and satisfy demand. To address this, Cypress has informed us that they intend to add additional manufacturing capacity. However, in the near term, we or our customers may experience longer lead times and higher pricing for these parts, which could result in reduced orders for our products from these same customers.

We also have sole source relationships with third party foundries for the production of certain other key products, including STMicroelectronics, who produces our power line smart transceivers, and Open-Silicon, which is the foundry for our new Neuron 5000 processor. In addition, we currently purchase several key products and components from sole or limited source suppliers with which we do not maintain signed agreements that would obligate them to supply to us on negotiated terms. Any sole source relationship could make us vulnerable to price increases, particularly where we do not maintain long-term supply agreements with the supplier.

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

In general, we sell our products to foreign customers primarily in U.S. dollars. As such, fluctuations in exchange rates have had, and could continue to have, an impact on revenues. If the value of the dollar rises, our products will become more expensive to our foreign customers, which could result in their decision to postpone or cancel a planned purchase.

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

We are collaborating with a Chinese partner to develop smart metering products for the Chinese market. In addition, for our cost of goods sold, our products are generally assembled by CEMs in China. Although our transactions with these companies are presently denominated in U.S. dollars, in the future they may require us to pay in their local currency, or demand a U.S. dollar price adjustment or other payment to address a change in exchange rates, which would increase our cost to procure our products. This is particularly a risk in China, where any future revaluations of the Chinese currency against the U.S. dollar could result in significant cost increases. In addition, increases in labor costs in the markets where our products are manufactured could also result in higher costs to procure our products. For example, China has recently experienced overall wage increases, which our CEMs have generally passed along to us.

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

We may be vulnerable to price increases for products, components, or materials, such as silver, copper, and cobalt. We generally do not enter into forward contracts or other methods of hedging against supply risk for these items. In addition, we have in the past and may in the future occasionally experience shortages or interruptions in supply for certain of these items, including products or components that have been or will be discontinued, which can cause us to delay shipments beyond targeted or announced dates. Such shortages or interruptions could result from events outside our control, as was the case with the earthquake and tsunami in Japan in March 2011. To help address these issues, we may decide from time to time to purchase quantities of these items that are in excess of our estimated requirements. As a result, we could be forced to increase our excess and obsolete inventory reserves to provide for these excess quantities, which could harm our operating results. In addition, if a component or other product goes out of production, we may be required to requalify substitute components or products, or even redesign our products to incorporate an alternative component or product.

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

Due to the nature of development efforts in general, we often experience delays in the introduction of new or improved products beyond our original projected shipping date for such products. Historically, when these delays have occurred, we experienced an increase in our development costs and a delay in our ability to generate revenues from these new products. In addition, such delays could impair our relationship with any of our customers that were relying on the timely delivery of our products in order to complete their own products or projects, or could cause them to cancel orders or to seek alternate sources of supply or other remedies. We believe that similar new product introduction delays in the future could also increase our costs and delay our revenues. We could also be adversely affected by delays or cost increases experienced by third parties that are developing products on our behalf.

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

Our success depends substantially on the performance of our executive officers and key employees. Due to the specialized technical nature of our business, we are particularly dependent on our Chief Executive Officer and other executive officers, as well as our technical personnel. For example, in November 2009, we announced that our then Chairman and CEO would step down as CEO for health reasons. At the same time, we announced that one of our existing directors would become our CEO on an interim basis, while we conducted a search for a new CEO. Our search was completed and our new CEO joined Echelon in August 2010. Our future success will depend on our ability to attract, integrate, motivate and retain qualified executive, managerial, technical, sales, and operations personnel.

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

Competitors for our Utility products include Aclara, Elster, Enel, GE, IBM, Iskraemeco, Itron, Kamstrup, Landis+Gyr (a subsidiary of Toshiba), Siemens, and Silver Spring Networks, which directly or through IT integrators such as IBM or telecommunications companies such as Telenor, offer metering systems that compete with our Utility offerings.

For our Commercial products, our competitors include some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. Key company competitors include companies such as Digi, STMicroelectronics, Maxim, Texas Instruments, and Siemens. Key industry standard and trade group competitors include BACnet, DALI, and Konnex in the buildings industry; DeviceNet, HART, and Profibus in the industrial control market; DLMS in the utility industry; Echonet, ZigBee and the Z-Wave alliance in the home control market; and the Train Control Network (TCN) in the rail transportation market. Each of these standards and/or alliances is backed by one or more competitors. For example, the ZigBee alliance includes over 300 member companies with promoter members such as Ember, Emerson, Freescale, Itron, Kroger, Landis+Gyr (a subsidiary of Toshiba), Philips, Reliant Energy, Schneider Electric, STMicroelectronics, Tendril, and Texas Instruments.

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

In the future, to the extent that our revenues grow, we may experience higher levels of inventory and accounts receivable, which will also use our cash balances. In addition, our cash reserves may be used to strategically acquire or invest in other companies, products, or technologies that are complementary to our business. Lastly, our combined cash, cash equivalents, and short-term investment balances could be negatively affected by the various risks and uncertainties that we face. For example, any continued weakening of economic conditions or changes in our planned cash outlay could negatively affect our existing cash reserves.

While we do not currently depend on access to the credit markets to finance our operations, there can be no assurance that the current state of the financial markets will not impair our ability to obtain financing in the future, including, but not limited to, our ability to draw on funds under our existing credit facilities or our ability to incur indebtedness or sell equity if that became necessary or desirable. If we were not able to obtain additional financing when needed, or on acceptable terms, our ability to invest in additional research and development resources and sales and marketing resources could be adversely affected, which could hinder our ability to sell competitive products into our markets on a timely basis and harm our business.

We have limited ability to protect our intellectual property rights.

Our success depends significantly upon our intellectual property rights, which can vary significantly from jurisdiction to jurisdiction. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection, particularly in those countries that lack robust or accessible enforcement mechanisms. If any of our patents fail to protect our technology, or if we do not obtain patents in certain countries, our competitors may find it easier to offer equivalent or superior technology. In addition, our trade secrets or other intellectual property that we license to third parties could be used improperly or otherwise in violation of the license terms.

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

Historically, significant portions of our Commercial revenues have been derived from sales to distributors, including EBV, the primary independent distributor of our products to OEMs in Europe. In April 2011, our distributor agreement with EBV was assigned from EBV to Avnet Europe Comm VA, a limited partnership organized under the laws of Belgium (“Avnet”). Both EBV and Avnet are indirect subsidiaries of Avnet, Inc., a New York corporation, which is a distributor of electronic parts, enterprise computing and storage products and embedded subsystems. At the time of the assignment, the term of our distributor agreement with Avnet was extended and will now expire in June 2014. If the transition of the distributor relationship from EBV to Avnet is not successful, our business, revenues, and financial results will suffer.

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

The adoption of voluntary and/or industry standards or the passage of governmental regulations, for example by state utility commissions or national regulatory bodies such as FERC in the United States and PTB or BSI in Germany, that are incompatible with our products or technology could limit the market opportunity for our products, which could harm our revenues, results of operations, and financial condition.

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

Because we may incur penalties, be liable for damages, or otherwise subject to adverse contractual provisions with respect to sales of our Utility products, we could incur unanticipated liabilities or suffer other negative impacts to our business or operating results.

The agreements governing the sales of our NES System products may expose us to penalties, damages, order cancellations, and other liabilities in the event of, among other things, late deliveries, late or improper installations or operations, failure to meet product specifications or other product failures, failure to achieve performance specifications, indemnities, or other compliance issues. Even in the absence of such contractual provisions, we may agree, or may be required by law, to assume certain liabilities for the benefit of our customers. In addition, the contractual provisions governing sales of our Utility or other products could give our customers cancellation rights, even in the absence of a material failure by our company, such as upon the failure of conditions that are outside of our control. Such liabilities or rights could have an adverse effect on our financial condition and operating results.

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

If our Utility solutions become subject to cyber-attacks, or if public perception is that they are vulnerable to cyber-attacks, our reputation and business would suffer.

We have integrated security technologies into our Utilities solutions that are designed to prevent and monitor unauthorized access, misuse, modification or other activity. However, we could be subject to liability or our reputation could be harmed if those technologies fail to prevent cyber-attacks, or if our partners or utility customers fail to safeguard the systems with security policies that conform to industry best practices. In addition, because some of the information collected by our Utilities solutions is or could be considered confidential consumer information in some jurisdictions, a cyber-attack could cause a violation of applicable privacy, consumer or security laws, which could cause our company to face financial or legal liability. In addition, any cyber-attack or security breach that affects a competitor’s products could lead to the negative perception that our solutions are or could be subject to similar attacks or breaches.

Natural disasters, power outages, and other factors outside of our control such as widespread pandemics could disrupt our business.

We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events, as well as from power outages. A natural disaster, power outage, or other unanticipated problem could also adversely affect our business by, among other things, harming our primary data center or other internal operations, limiting our ability to communicate with our customers, limiting our ability or our partners’ or customers’ ability to sell or use our products, affecting our third party developer’s ability to complete developments on schedule or at all, or affecting our suppliers’ ability to provide us with components or products. For example, the recent earthquake and tsunami in Japan may adversely impact our revenues from customers located in Japan and/or our ability to source parts from companies located in Japan. Shortly after the earthquake, we received notice from Toshiba (one of two manufacturers of the Neuron Chip — an important component that we and our customers use in control network devices), that they are no longer able to manufacture Neuron Chips due to earthquake damage suffered at the semiconductor manufacturing facility that produced the Neuron Chips. Toshiba had previously informed us that they were exiting the Neuron business and would stop accepting orders for Neuron Chips in September 2011 for deliveries through December 2012. In light of this development, we have been working with Toshiba’s customers to provide them with a smooth migration path to our new Neuron 5000 processor. However, the abrupt termination of Toshiba’s Neuron Chip manufacturing capability may cause some short-term disruption in these plans, and in the meantime could negatively affect our customer’s ability to manufacture control network devices until such time as they complete their transition work. Consequently, there is a risk that the events in Japan could ultimately reduce demand for certain of our transceiver products, which are used in conjunction with Neuron Chips in developing control network devices by our customers. Such a reduction in demand could negatively impact our results of operations and financial condition. We do not insure against several natural disasters, including earthquakes.

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

As of October 31, 2011, our directors and executive officers, together with certain entities affiliated with them (including, for this purpose, Enel), beneficially owned 17.0% of our outstanding stock.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at September 30, 2011 and December 31, 2010, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at September 30, 2011, and December 31, 2010, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2008, our board of directors approved a new stock repurchase program, which authorizes us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under the new stock repurchase program during the nine months ended September 30, 2011. Since inception, we repurchased a total of 750,000 shares under the program at a cost of $8.9 million. The new stock repurchase program expired in April 2011.

The following table provides information about the repurchase of our common stock during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1- July 30	25,087	$9.28	—	—
August 1- August 31	24,576	$8.61	—	—
September 1- September 30	18,317	$7.63	—	—

Total	67,980	$8.59	—	—

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date:	November 4, 2011	By:	/s/ Oliver R. Stanfield
Oliver R. Stanfield, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.