Form 10-K
period 2011-12-31
ECHELON CORP
filed 2012-03-15
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, there were 42,437,605 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the per share closing sale price of $9.09 of such shares on the Nasdaq Global Market on June 30, 2011) was approximately $293.6 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2012, 42,529,936 shares of the registrant’s common stock, $.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2012 (Proxy Statement)	Part III

ECHELON CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

PART I

ITEM 1. BUSINESS

General

Echelon Corporation develops, markets and supports an open standard, multi-application energy control networking platform. Echelon’s vision from its inception more than 20 years ago is one of low-cost embedded monitoring and control technology in every electrically controlled device in the world. Today Echelon’s technology platform is embedded in more than 100 million devices, 35 million homes, and 300,000 buildings.

Our platform powers energy-savings applications for the smart grid, smart cities and smart buildings that can help customers save on their energy usage, reduce outage duration or prevent outages from happening, reduce carbon footprint and more. Echelon offers, directly and through its partners worldwide, a wide range of products and services. We classify these products and services into two primary categories:

•	Systems, such as our smart metering solutions, which are targeted for use by utilities. We previously referred to revenues from our Systems products and services as Utility revenues; and

•

Sub-systems, which include our components, control nodes and development software, and which are sold typically to Original Equipment Manufacturers (OEMs) who build them into their smart grid, smart cities and smart buildings solutions. Revenues from our Sub-systems products and services were previously referred to as Commercial and Enel Project revenues.

This model allows Echelon to address a broad range of geographies and regulatory environments and allows our customers to balance time-to-market and cost requirements. As was the case with Enel in Italy, we believe that customers in Brazil, China, and elsewhere will use our Sub-systems for their smart grid applications.

In addition to the energy savings, efficiency and environmental benefits, our energy control networking platform will be important as the electric grid transitions from a centralized and predictable system to de-centralized and dynamic one. In the past, the grid has had predictable usage patterns, using centralized generation and scheduled meter reading with a limited need for information and control at the edge of the grid. Going forward, the grid must accommodate new distributed generation sources that often connect into the distribution part of the grid (such as solar and wind) and new sources of electricity consumption and supply (such as electric vehicles and distributed storage), while effectively managing demand peaks. This requires a greater amount of visibility, control, and automation at the edge of the grid, and therefore requires electric meters and other devices to serve as power quality sensors and controllers, not just as billing devices.

Energy consumers also benefit from Echelon’s energy control networking platform. Commercial buildings can consume over 30% of the energy used on today’s grid. Making buildings “smart” and more energy efficient presents several important opportunities for building owners by helping them reduce the amount of money they spend monthly on energy bills, improving occupant comfort, and reducing the building’s carbon footprint. Another significant consumer of electricity is street lighting. Streetlights are among a city’s most important assets, providing safer streets, parks, and city centers. They also consume a significant part of a city’s budget — as much as 40% in electricity bills plus significant resources for maintenance and operations. Cities today can benefit from smarter street lighting systems that reduce electricity use, costs, and carbon emissions while enhancing safety and environmental comfort. Smart outdoor lighting is an initial application for cities moving to a “smart cities” infrastructure.

Energy control networking is distinct from data networking. Data networking focuses on getting data from one point to the other, and generally does not concern itself with the content of the data or with the decisions that need to be made based on the data. In contrast, energy control networking is built around knowledge of the data elements, with distributed intelligence and decisions made as close to the point of data collection as possible. Relative to pure data networks, energy control networks are more reliable, survivable, and real-time.

Our energy control networking platform consists of three tiers, or categories, of products: a device tier, a control node tier, and an enterprise tier. Echelon’s Control Operating System (COS) software unifies and works across the device, control node and enterprise tiers. At the device tier, devices such as load controllers, lighting ballasts, meters and thermostats, embed our Free Topology (FT) Power line (PL) smart transceivers enabling them to act as peers working together to collect data and take action. For example, our headquarters buildings in San Jose have lighting and heating ventilation and air conditioning devices that communicate together over a twisted pair network using Echelon’s FT transceivers. These devices are managed by control nodes, in this case Echelon’s Smart Servers. When these control nodes receive information that our local utility needs in order to shed electrical load, this information is published across the twisted pair network. Echelon’s COS software enables these devices to work together to reduce Echelon’s energy consumption while preserving a safe and comfortable work environment.

At the control node tier, different control technologies and protocols are unified and supervised so that local decisions can be made at or near the devices. Examples of control nodes include our Edge Control Node (ECN), SmartServer and Data Concentrator. In general, devices and control nodes communicate using control protocols such as LonWorks® technology (ISO/EN 14908), BACnet®, and Open Smart Grid Protocol (OSGP). OSGP is a family of standards published by the European Telecommunications Standards Institute (ETSI) optimized for smart grid applications used in conjunction with LONWORKS technology. Often, at the physical layer, our devices and control nodes communicate using our power line communications (PLC) products, which are designed to provide enhanced capabilities such as the ability to measure power quality “on the line” and to dynamically map grid topologies. At the enterprise tier we tie the controls to enterprise information technology (IT) systems, so business rules can be provided to the control system and operational data can be archived for later analysis. Our Networked Energy System (NES) system software and LonWorks Control Networks Software (LNS) are examples of enterprise layer products. Control nodes communicate with system software using the Internet protocols such as TCP/IP and web services. Thus, Echelon’s technology sits at the intersection of two vast and critical worlds – control systems and Internet systems.

With a broad range of energy applications and geographies to choose from, we apply our product and sales efforts to the highest growth opportunities. We target changing and fast growing geographies that require the smart grid monitoring and control that our energy control networking platform offers. Business drivers that compel the need for an energy control networking platform include energy supply constraints, the condition of existing distribution grids, theft levels, the use of renewable energy, electric vehicle (EV) integration into the grid, and the desire for air quality improvements and greenhouse emission reduction. In some geographies, strong government energy policies and resulting regulations that support and drive a timeline and budget for specific deployments also provide a good fit for our platform.

Echelon was incorporated in California in 1988 and reincorporated in Delaware in 1989. We have 106 patents related to our energy control networking solutions and there are more than 100 million smart devices enabled by our products deployed around the world. With our global headquarters in Silicon Valley in San Jose, California, engineering locations in the United States and Germany, and regional sales offices throughout North America, Europe and Asia, our products are available throughout the world.

Market Overview

Echelon targets the smart energy market, and specifically within that market, offers solutions for smart buildings, smart cities and smart grid with our energy control networking platform.

Smart Buildings - Echelon’s Sub-system products enable OEMs to build building automation, lighting control, elevator control, and access control systems for the smart building. We also sell some of our Sub-system products to integrators who use them alongside our OEM customers’ products to architect energy-efficient grid-aware buildings that can respond to real-time grid events such as the need to quickly lower demand. Over 300,000 buildings around the world use our technology to provide a comfortable, safe, and productive environment, all while reducing energy consumption. Our technology enables interoperability between products and between the various building systems and allows a building owner or integrator to maintain an open procurement and vendor independent environment, thereby reducing life cycle costs.

Our product portfolio includes:

•	Smart Transceivers – Free-topology twisted pair smart transceivers that can be embedded into building automation devices such as sensors, thermostats, motion detectors, air handlers, and chillers.

•

SmartServer Controller – A system manager and field controller that provides functionality for high-performance building networks and smart-energy applications and can serve as a standalone controller for smaller networks. The Echelon SmartServer connects control networks to IP-based applications using web services and other open protocols such as LONWORKS, BACnet (BACnet/IP) and Modbus (Modbus/IP) and provides important functions to facility management, enterprise resource planning, or service provider software.

•

LNS and OpenLNS Operating System – These development and integration tools allow building owners to change service providers as needed and leverage competitive bidding because all the necessary information about the network is maintained in the building owner’s LNS database. With a community of software developers at leading building automation system (BAS) manufacturers, hundreds of plug-ins have been developed to help installers more easily commission, configure, monitor, control, diagnose or repair LONWORKS devices.

•	Third Party Software - Third party energy management or grid analytics software and apps are available for the SmartServer in hosted or server-based configurations.

Smart Cities - Cities are responsible for approximately two thirds of the energy used and 70 percent of all greenhouse gases produced worldwide. As a result, sustainable cities are looking for ways to improve their infrastructures to become more environmentally friendly, increase the quality of life for their residents, and reduce costs. Since street lighting is a large energy consumer and is a highly visible service provided by the city, smart street lighting is often the starting point for a smart city. Echelon’s sub-system products transform streetlights into intelligent, energy-efficient, remotely managed networks that deliver dependable lighting at lower cost than low-energy luminaires alone. Cities can schedule lights on or off and set dimming levels for individual or groups of lights and intelligently provide the right level of lighting needed by time of day, season, or weather conditions while reducing energy usage. Smart street lighting is often just the first step to a smarter city, with applications such as a bus lane control system or pollution monitoring subsequently added on top of the street lighting network.

Our product portfolio includes:

•

Smart Transceivers – Street light manufacturers can embed our Power line smart transceivers into their streetlight ballasts, drivers, generators, and/or outdoor lighting controllers. These components enable command, control, and monitoring of each light. They communicate with our SmartServer segment controller over existing power lines.

•

SmartServer Segment Controller – Our SmartServer Segment Controller is a controller and gateway for connecting streetlight segments to a city’s service center. The SmartServer provides rules for operation, invoking on/off time and sequencing, dimming time and percentage, and other functions.

•

PL/RF Bridge – Our PL/RF Bridge can be used to connect segments (groups) of streetlights to a SmartServer. The PL/RF Bridge uses a plug-and-play RF connection for simple, low-cost installation. Each virtual segment communicates with the SmartServer over existing power lines.

•

Third Party Software – Third-party system software integrates with a city’s enterprise applications and manages the street lighting network using the SmartServer for control and communication. System software is available in hosted or server-based configurations.

Smart Grid – As energy demand and supply variability grows, utilities are either modernizing their electric grids, or building new smart grids. Our smart grid Systems and Sub-systems products connect more than 35 million homes to the grid and allow utilities such as Enel (Italy), Vattenfall (Sweden and Finland), SEAS NVE (Denmark), E.ON (Sweden), and Duke Energy (US) to accurately collect billing data and vital health statistics with a high degree of field proven reliability. In addition to usage data required for billing the consumer, our products collect a large number of power quality metrics at the smart meter and from other devices such as distribution transformers. This data can be used in applications such as transformer monitoring, theft detection, and fault detection to guide preventive maintenance and to reduce energy loss.

Echelon’s smart grid products consist of:

•

Smart Meters – Our smart meters are part of our NES Smart Metering Solution and provide revenue-grade payment capabilities such as load profiling, time-of-use, display of energy consumption and prepaid metering as well as advanced features such as an integrated remote connect/disconnect switch, the ability to provide remote upgrades and over 50 power quality measurements (PQMs). Once deployed, software embedded in the solutions enables changes that once required a truck roll (customer visit), such as a firmware upgrade or connect/disconnect, to be completed with the click of a mouse. Reducing the number of truck rolls enables utilities to achieve a return on their investment more quickly.

•

Edge Control Nodes (ECNs) or Data Concentrators – Located at the medium voltage/low voltage transformer, the ECNs or Data Concentrators connect smart meters and OSGP-based grid devices, such as load controllers or water and gas meter gateways to the wide area network (WAN). ECNs can accommodate hardware expansion and run multiple software applications, allowing utilities to add new functionalities efficiently.

•

NES System Software – NES System Software allows a utility to deploy, configure, audit, diagnose, and retrieve data from smart meters and other OSGP-based devices connected to the low voltage grid. The NES System Software communicates with a utility’s middleware using a scalable, standards-based interface. Using standard Web services interfaces, the NES System Software integrates with the software and servers deployed at the data center as well as with leading meter data management (MDM) solutions. The NES System Software makes the operation of the integrated network transparent to a utility’s application developers, allowing them to focus their expertise on issues important to the utility, such as outage avoidance, power quality management, and load shedding, among other things.

•

Element Manager – Our Element Manager is browser-based software employed at the data center that simplifies installation and commissioning of smart meters, other OSGP-based grid devices and Echelon Control Nodes and provides network analysis, graphed statistics, and automated network management.

•

Control Point Modules – Our Control Point Modules are Sub-system devices that enable OEMs to build OSGP compliant smart grid devices, such as smart meters, load controllers, and electric vehicle (EV) chargers. Devices that incorporate our Control Point Modules are completely and securely interoperable, end to end, with our NES Smart Metering System, creating the opportunity for the OEMs to sell their products and services to our global installed base of utility customers.

Go-To-Market (Sales) Strategy

Smart Buildings & Smart Cities - We sell our Sub-systems for the smart buildings and smart street lighting markets to OEMs directly and through distribution. These efforts are supported with worldwide sales, application engineering, technical, and industry experts working in the U.S. as well as China, France, Germany, Hong Kong, Italy, Japan, the Netherlands, South Korea, and the United Kingdom.

Echelon focuses our sales resources covering these markets in two areas. We have a global sales team dedicated to working with large OEM customers such as Honeywell, Siemens, Philips, Trane and others to ensure a coordinated effort and maximize “design in” wins. The remainder of the sales force targets large “sell with” opportunities with our distribution, Value Added Reseller (VAR) and Systems Integrator (SI) partners for buildings, street lighting and other controls projects. This joint selling effort helps pull through sales from distributors so we can best serve current customers and efficiently target new growth opportunities. We encourage our customers to work together. For instance, many smart outdoor lighting systems currently being planned for and installed in China will be managed by third party enterprise software that was initially developed for the European market.

Smart Grid - We market and sell our smart grid Systems to utilities, both directly and through VARs who offer additional products and services. In Europe and North America, we sell our complete flagship NES Smart Metering solution, which is used for metering and low voltage distribution automation applications.

Primary customers of our NES Smart Metering System are VARs such as Eltel Networks, One Nordic, EVB, Görlitz, ENERGOAUDITCONTROL, and Telvent Energia. Representative end-use customers served through our VARs include SEAS-NVE, Energi Midt, and NRGi in Denmark, Vattenfall and E.ON in Sweden, Linz in Austria, and Fortum in Finland. In the United States, we market to VARs and also directly to utilities. Duke Energy is our direct customer in the United States.

Strategic partnering for Sub-systems used in smart grid applications allows Echelon to reach markets otherwise unavailable to us. In markets such as Brazil and China, we partner with local suppliers to leverage their manufacturing and in-region expertise so they can build and market solutions based on Echelon Sub-systems. For example, Brazil meter manufacturer ELO Sistemas Eletronicos (ELO) has developed and is marketing electricity meters in Brazil and elsewhere in Latin America, becoming the first alternate source for Echelon smart meters on the market. In markets where alternative standards and approaches have been established, our sales teams go to market with components such as our PLC products and our PLC meshing modules. We have such an arrangement with our Chinese partner, Holley, a leading meter maker in China, to address the large and fast growing Chinese market. We are targeting other regional markets with our subsystems strategy as well. The sub-system strategy was initially implemented for the Enel project in Italy.

Product Development

Our future success depends in large part on our ability to enhance existing products, reduce product cost, and develop new products that maintain technological competitiveness. We have made and intend to continue to make substantial investments in product development.

Our strategy is to focus our product innovation efforts on unique areas where we can add value, and to partner aggressively in other areas. We focus on areas where we have leading technical expertise, including power-line communications, system architecture for supporting smart energy, multi-protocol processing for control and enterprise networks, and interoperating with a range of other vendors’ products. We partner with companies that have specific skills outside our core expertise, such as low-cost technology or RF technologies. Our product investments also focus on designing, building and delivering software as a means of realizing value in smart energy systems.

Our total expenses for product development were $34.8 million for 2011, $34.8 million for 2010, and $35.4 million for 2009. Included in these totals were stock-based compensation expenses of $3.9 million, $4.2 million, and $5.7 million, for the years ended December 31, 2011, 2010, and 2009, respectively. In addition, during 2011 and 2010, we received payments of $1.5 million and $4.5 million, respectively, from a third party that were used to offset our product development expenses. Without those offsetting payments, our product development expenses would have been $36.3 million and $39.3 million in 2011 and 2010, respectively.

We anticipate that we will continue to commit substantial resources to product development in the future and, as a result, product development expenses may continue to increase over historical levels. To date, we have not capitalized any software development costs from our development efforts.

Marketing

Our marketing efforts focus on two key elements: awareness and demand generation/sales enablement. From an awareness perspective, we seek to generate visibility and credibility of our brand, the products and solutions that we offer, and the capabilities and benefits that they bring. Our marketing program comprises press releases, advertising, collateral such as brochures, published technical and thought-leadership papers, newsletters, and customer case studies describing the benefits our customers are seeing from implementing our solutions. We also participate in industry trade shows, speak at industry conferences and are continually enhancing our global websites. Marketing also focuses on making it easier for our sales teams and our partners to sell our solutions. We do this through a variety of demand generation and sales enablement activities such as webinars/seminars, direct mail, lead-generation from our participation at industry exhibitions and conferences, and the production of focused selling tools such as sales playbooks, competitive analyses, and sales presentations and training. We have also formed and actively participate in two associations directly focused on the adoption of our products, LONMARK® International and the Energy Services Network Association (ESNA), and participate in other relevant industry organizations.

We focus our sales team using a systematic pipeline management process, whereby prospects are identified, qualified, and tracked, with the expectation that a portion of these opportunities are ultimately closed. In 2012, we restructured our sales force to take advantage of what we see as the converging market opportunity in energy control networking applications. Under this new structure we have a single, integrated sales force responsible for all the products in our portfolio. We believe this approach increases our sales efficiency and enables us to better match the solutions we offer to the customer’s requirements.

Training and Support

We offer a variety of technical training courses covering our products and technology. These courses are designed to provide hands-on, in-depth and practical experience that can be used immediately by our customers to build products and systems based on our offerings. In some instances these classes are licensed to third parties in foreign markets who present them in the local language. Additionally, we offer a variety of computer-based training courses that can be taken over the Internet. We also offer telephone, e-mail, and on-site technical support to our customers on a term contract or per-incident basis. The goal of these support services is to resolve customers’ technical problems on a timely basis, ensure that our products will be used properly, and shorten the time required for our customers to develop products that use our technology. Lastly, we offer a variety of post-contract support (PCS) packages for our NES System Software and Element Manager products, which we market as Software Investment Protection (SIP). These SIP packages range from providing simple bug fixes to providing software upgrades and enhancements.

Principal Customers

During the three years ended December 31, 2011, we had four customers that accounted a for significant portion of our revenues: EBV Electronik and Avnet Europe Comm VA (“EBV/Avnet”), the primary distributors of our Sub-systems products in Europe; Duke Energy (“Duke”), a U.S. utility company; and Telvent Energia (“Telvent”) and Eltel Networks (“Eltel”), value added resellers of our Systems products. For the years ended December 31, 2011, 2010, and 2009, the percentages of our revenues attributable to sales made to these customers were as follows:

	December 31	December 31	December 31
	Year Ended December 31,
	2011	2010	2009
Duke	27.2%	6.3%	10.7%
Telvent	15.7%	2.8%	1.2%
Eltel	11.5%	28.5%	25.3%
EBV/Avnet	9.5%	12.8%	13.6%

Total	63.9%	50.4%	50.8%

Our international sales include both export sales and sales by international subsidiaries and accounted for 62.8% of our total revenues for 2011, 78.1% of our total revenues for 2010, and 74.9% of our total revenues for 2009.

Geographic Information

We operate in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to our customers located in the respective region. Our long-lived assets include property and equipment, goodwill, purchased technology, and deposits on our leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2011 and 2010, long-lived assets of approximately $33.2 million and $37.0 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary revenue information by geography for the years ended December 31, 2011, 2010, and 2009 is as follows (in thousands):

	December 31	December 31	December 31
	Year Ended December 31,
	2011	2010	2009
Americas	$60,706	$26,769	$27,746
EMEA	80,248	73,543	65,656
APJ	15,533	10,725	9,936

Total	$156,487	$111,037	$103,338

Manufacturing

Our manufacturing strategy is to outsource production to third parties where it reduces our costs and to limit our internal manufacturing to such tasks as quality inspection, system integration, custom configuration, testing, and order fulfillment. We maintain manufacturing agreements with Cypress and Toshiba related to the Neuron® Chip. Toshiba declined to renew its Neuron Chip agreement with Echelon, which expired in January 2010, and ceased manufacturing Neuron Chips in 2011. We also maintain manufacturing agreements with STMicroelectronics for production of our power line transceiver, with Cypress for production of our free topology transceiver, with Open-Silicon for production of our Neuron 5000 microprocessor, and with Cypress, On Semiconductor, and AMI Semiconductor for the production of certain other components we sell.

For most of our products requiring assembly, we use third party contract electronic manufacturers (CEMs), including Jabil and TYCO. These CEMs procure material and assemble, test, and inspect the final products to our specifications.

Working Capital

As of December 31, 2011, we had working capital, defined as current assets less current liabilities, of $74.9 million, which was a decrease of approximately $2.3 million compared to working capital of $77.3 million as of December 31, 2010.

As of December 31, 2011, we had cash, cash equivalents, and short-term investments of $58.7 million, which was a decrease of approximately $6.0 million compared to a balance of $64.6 million as of December 31, 2010. Cash used in operating activities in 2011 of $225,000 was primarily the result of our net loss of $13.0 million and a net change in our operating assets and liabilities of $3.0 million, which was partially offset by non-cash charges for stock-based compensation expenses of $9.6 million and depreciation and amortization expenses of $5.9 million.

Competition

We believe the markets for our products are becoming more competitive and price competition is becoming more intense. We believe this is happening since sales opportunities are being adversely affected by macro economic conditions. In addition, competition in our markets involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new products, features and services in a timely and efficient manner. The principal competitive factors that affect the markets for our products include:

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

In each of our markets, our competitors include both small companies as well as some of the largest companies in the electronics industry operating either alone or together with trade associations and partners. Our key competitors in the Smart Buildings and Smart Cities markets include companies such as Digi, STMicroelectronics, Maxim, Texas Instruments, and Siemens. Key competitors in the Smart Grid market include ESCO, Elster, Enel, GE, IBM, Iskraemeco, Itron, Kamstrup, Landis+Gyr (a subsidiary of Toshiba), Siemens, and Silver Spring Networks. Key industry standard and trade group competitors include BACnet, Konnex, DALI, DeviceNet, HART, Profibus, ZigBee and the ZWave Alliance in Smart Buildings and Smart Cities markets and DLMS in the Smart Grid market.

Additionally, while our product implementations are proprietary to Echelon and are often protected by unique, patented implementations, key technologies such as LONWORKS and OSGP are open, meaning that many of our basic control networking patents are broadly licensed without royalties or license fees. For instance, all of the network management commands required to develop software that competes with our LNS software are published as are the messages used by NES field devices. As a result, our customers are capable of developing hardware and software solutions that compete with many of our products.

Government Regulation

Many of our products and the industries in which they are used are subject to U.S. and foreign regulation as well as local, industry-specific codes and requirements. For example, the power line medium, which is the communications medium used by some of our products, is subject to special regulations in North America, Europe and Japan. In general, these regulations limit the ability of companies to use power lines as a communication medium. In addition, some of our competitors have attempted to use regulatory actions to reduce the market opportunity for our products or to increase the market opportunity for their own products. We have resisted these efforts and will continue to oppose competitors’ efforts to use regulation to impede competition in the markets for our products. Our business may also be affected by other regulatory factors, including public utility commission or similar approvals, the outcome and timing of which may be affected by matters unrelated to smart grid deployment. This could lead to an extension of the sales cycle or even cancellation of a customer’s order.

In addition, the market for our products may experience a movement towards standards-based protocols driven by governmental action, such as smart grid standards being considered in the U.S. by the National Institute of Standards and Technology (NIST), and the EU 441 mandate, which directs European standards organizations to create standards for smart metering interoperability. To the extent that we do not adopt such protocols or do not succeed in achieving adoption of OSGP and other protocols we use as standards or de facto standards, sales of our products may be adversely affected. The adoption of voluntary standards or the passage of governmental regulations that are incompatible with our products or technology could limit the market opportunity for our products, which could harm our revenues, results of operations, and financial condition. For example, we believe that the market for smart meters in Germany has been delayed and may be negatively impacted due to uncertainty related to regulations of the German Federal Office for Information Security (BSI).

Proprietary Rights

We own numerous patents, trademarks, and logos. As of February 29, 2012, we had received 106 United States patents, and had 6 patent applications pending. Some of these patents have also been granted in selected foreign countries. Many of the specific patents that are fundamental to LONWORKS technology have been licensed to our customers with no license fee or royalties. At present, the principal value of the remaining patents relates to our specific implementation of our products and designs.

We hold several trademarks in the United States, many of which are registered, including Echelon, LonBuilder®, LONMARK, LonTalk®, LONWORKS, Neuron, LON, LonPoint®, LonUsers®, LonMaker, 3120®, 3150®, LNS, LonManager®, Digital Home®, and NodeBuilder®. We have also registered some of our trademarks and logos in foreign countries.

Employees

As of February 29, 2012, we had 302 employees worldwide, of which 127 were in product development, 75 were in sales and marketing, 45 were in general and administrative, 43 were in operations, and 12 were in customer support and training. About 185 employees are located at our headquarters in California and 40 employees are located in other offices throughout the United States. Our remaining employees are located in thirteen countries worldwide, with the largest concentrations in Germany, China, Hong Kong, the Netherlands, and the United Kingdom. None of our employees is represented by a labor union. We have not experienced any work stoppages and we believe relations with our employees are good.

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

Executive Officers of the Registrant

Ronald Sege, age 54, has been our President and Chief Executive Officer and a member of our board of directors since August 2010. He has been Chairman of the Board of Directors since October 2011. Prior to joining Echelon, he was President and Chief Operating Officer of 3COM Corporation from 2008 to 2010. He held the position of President and CEO of Tropos Networks from 2004 to 2008, and was the President and CEO of Ellacoya Networks from 2001 to 2004. Earlier in Mr. Sege’s career, he was Executive Vice President at Lycos from 1998 to 2001 and he spent 10 years at 3COM holding various Executive Vice President and Vice President positions. Mr. Sege received his BA in Economics from Pomona College and earned an M.B.A. from the Harvard Business School.

William R. Slakey, age 53, has been our Executive Vice President & Chief Financial Officer since November 2011. Mr. Slakey joined our company from LiveOps Inc., where he served as Chief Financial Officer. He has also held the position of Chief Financial Officer at Extreme Networks and Handspring, Inc., as well as at several private companies including SnapTrack and Tropos Networks. Previously, Mr. Slakey held senior finance and investor relations positions at 3Com and Apple. Mr. Slakey holds a B.A. in Economics from the University of California and an M.B.A. from the Harvard Business School.

Oliver R. Stanfield, age 62, has been our Executive Vice President since November 2011. He served as our Executive Vice President and Chief Financial Officer from September 2001 to November 2011, and as our Vice President and Chief Financial Officer from March 1989 to August 2001. He retired as Chief Financial Officer in November 2011 and has remained at our company during a transition period. Mr. Stanfield joined our company from ROLM, where he served in several positions since 1980, including: Director of Pricing; Vice President, Plans and Controls; Vice President, Business Planning; Vice President, Financial Planning and Analysis; Treasurer; and Controller, Mil Spec Division. Prior to joining ROLM, Mr. Stanfield worked for ITEL Corporation, Computer Automation and Rockwell International. Mr. Stanfield began his business career with Ford Motor Company in 1969 in various accounting positions while completing a B.S. degree in Business Administration and an M.B.A. degree from the University of Southern California.

Michael T. Anderson, age 42, has been our Senior Vice President, Worldwide Markets since January 2012. He served as our Senior Vice President of Utilities Sales & Market Development from November 2009 to December 2011. Mr. Anderson joined our company from Telcordia Technologies, where he was President of the Next Generation software division, focused on telecommunications companies globally. From 2001 to 2004, he was Vice President of Marketing & Business Development for ADC Software division. Prior to joining ADC, Mr. Anderson served as President & CEO of two startup technology companies, Big Planet and Telismart, which were both sold under his leadership. Prior to these assignments, he was Vice President of Product Development for GST Telecom, a company that was acquired by Time Warner. Mr. Anderson started his career with AT&T in 1992. He holds a B.A. from the University of Washington.

Anders B. Axelsson, age 52, has been our Senior Vice President, Strategic Accounts and Business Development since January 2012. He served as our Senior Vice President of Commercial Sales & Market Development from June 2003 to December 2011. Prior to joining our company, he was Chief Executive Officer of PowerFile, Inc. From 1999 to 2001, he was President/General Manager of Snap Appliances, Inc. Between 1992 and 1999, he worked for Measurex, which was later acquired by Honeywell, and served in several positions, including Vice President of Engineering and Marketing and President/Managing Director for Europe. Mr. Axelsson started his career with ABB in 1981 where he worked for 11 years in various sales, marketing, and engineering management positions. He holds a B.S. in Electrical Engineering from ED Technical Institute in Jonkpoing, Sweden and is a graduate of the Executive Program at the University of Michigan.

Kathleen Bloch, age 55, has been our Senior Vice President and General Counsel since February 2003. Prior to joining our company, Ms. Bloch was a partner in the law firm of Wilson Sonsini Goodrich & Rosati, P.C., where she practiced from 1996 to 2003. Prior to joining Wilson Sonsini Goodrich & Rosati, she was a partner with the San Francisco and Los Angeles offices of Sheppard Mullin Richter & Hampton. Ms. Bloch received a B.S. degree in Business Administration from the University of Southern California and her law degree from Stanford Law School.

Russell Harris, age 50, joined us in September 2001 as our Senior Vice President of Operations. Prior to joining our company, he served as the Vice President of Operations for NetDynamics from 1996 until its acquisition by Sun Microsystems in 1998. From 1998 to 1999, Mr. Harris served in a management transition role for Sun Microsystems. From 1991 to 1996, Mr. Harris was the Director of Operations at Silicon Graphics, Inc. From 1985 through 1991, he held various positions at Convergent Technologies and Unisys Corporation. His last position at Unisys was as Director of IT for Worldwide Operations. Mr. Harris earned B.S. and M.S. degrees in Industrial Engineering from Stanford University.

Robert Hon, age 57, has been our Senior Vice President of Engineering since April 2011. Prior to joining our company, he served as Executive Vice President of Engineering at ConSentry Networks. Prior to ConSentry Networks, he was the Vice President of Engineering at Network Physics. Prior to Network Physics, Mr. Hon was the Vice President of Engineering at Packeteer. He has also held senior management positions at Cadence Design Systems and Apple, and he was on the faculty of Columbia University. Mr. Hon received a B.S. in Engineering and Applied Science from Yale University and earned both an M.S. and Ph.D in Computer Science from Carnegie-Mellon University.

Varun Nagaraj, age 46, has been our Senior Vice President, Product Management and Marketing since January 2011. He served as our Senior Vice President of Product Management and Product Marketing from May 2011 to December 2011. Prior to joining our company, Mr. Nagaraj was the CEO of NetContinuum. Prior to NetContinuum, he served as Executive Vice President of Marketing and Customer Operations for Ellacoya. Prior to Ellacoya, he was Vice President of Product Management and Marketing at Extreme Networks. Mr. Nagaraj was previously a Partner at PRTM, a leading management consulting company focused on product and operations strategy. He started his career at HP. He received a B.S.E.E. from IIT Bombay, an M.S. in Computer Engineering from North Carolina State University, and an M.B.A. from Boston University.

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

Our Systems revenues may not meet expectations, which could cause volatility in the price of our stock.

We and our partners sell our smart metering and distribution automation products to utilities. For several reasons, sales cycles with utility companies can be extended and unpredictable. Utilities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending. In addition, in many instances, a utility may require one or more field trials of a smart grid system (such as one based on our NES Smart Grid System) before moving to a volume deployment. There is also generally an extended development and integration effort required in order to incorporate a new technology into a utility’s existing infrastructure. A number of other factors may also need to be addressed before the utility decides to engage in a full-scale deployment of our NES Smart Grid System, including:

•

regulatory factors, including public utility commission or similar approvals, the outcome and timing of which may be affected by matters unrelated to smart grid deployment; standards compliance; or internal utility requirements that may affect the smart metering system or the timing of its deployment;

•	the time it takes for utilities to evaluate multiple competing bids, negotiate terms, and award contracts for large scale metering system deployments;

•	the deployment schedule for projects undertaken by our utility or systems integrator customers; and

•	delays in installing, operating, and evaluating the results of a smart grid field trial that is based on our NES Smart Grid System.

As a result, we can often spend up to two years working either directly or through a reseller to make a sale to a utility. At the end of that lengthy sales process, particularly in view of increasing competition in the Smart Grid market and continuing economic challenges, there is no guarantee that we will be selected by the utility.

In addition, shipment of Systems products to a particular jurisdiction or customer is generally dependent on either obtaining regulatory approval for the NES meter or other products, including modifications to those products, from a third party for the relevant jurisdiction, or satisfying the customer’s internal testing requirements, or both. This certification approval process is often referred to as homologation. Further, shipment of Systems products into some jurisdictions requires our contract manufacturers to pass certain tests and meet various standards related to the production of our NES meters. Failure to receive any such approval on a timely basis or at all, or failure to maintain any such approval, would have a material adverse impact on our ability to ship our Systems products, and would therefore have an adverse affect on our results of operations and our financial condition.

Once a utility decides to move forward with a large-scale deployment of a smart grid project that is based on our NES Smart Grid System, the timing of and our ability to recognize revenue on our Systems product shipments will depend on several factors. These factors, some of which may not be under our control, include shipment schedules that may be delayed or subject to modification, other contractual provisions, such as customer acceptance of all or any part of the NES Smart Grid System, our ability to manufacture and deliver quality products according to expected schedules, and customer cancellation rights. For example, in October 2011, Duke Energy cancelled certain orders for our products that we anticipated we would have delivered in late 2012 and beyond.

In addition, the revenue recognition rules relating to products such as our NES Smart Grid System may also require us to defer some of our Systems revenues until certain conditions are met in a future period. For example, beginning in the third quarter of 2011, we began shipping hardware products to a customer for which we had not yet delivered a final version of the related firmware. As a result, we cannot recognize the revenue associated with this hardware until such time as the firmware is delivered because payment for the hardware is contingent upon delivery of the firmware.

As a consequence of these long sales cycles, unpredictable delay factors, and revenue recognition policies, our ability to predict the amount of Systems revenues that we may expect to recognize in any given fiscal quarter is likely to be limited. As Systems revenues account for an increasing percentage of our overall revenues, we are likely to have increasing difficulty in projecting our overall financial results. Our inability to accurately forecast future revenues is likely to cause our stock price to be volatile.

Sales of our products, particularly our Systems products, may fail to meet our financial targets, which would harm our results of operations.

If we are unable to receive orders for, ship, and recognize revenue for our products in a timely manner and in line with our targets (and often in the same year), our financial results will be harmed. We have invested and intend to continue to invest significant resources in the development and sales of our products, particularly our Systems products, such as our Smart Grid portfolio of products, the Echelon Control Operating System, or COS, and the ECN. Our long-term financial goals include expectations for a reasonable return on these investments, particularly for our Systems products. To date the revenues generated from sales of these Systems products have not yielded gross margins in line with our long term goals for this product line, although our operating expenses have increased significantly. Our Systems products are also experiencing continuing downward pricing pressures due to intense competition.

In order to achieve our financial targets, we must meet the following objectives:

•	Increase market acceptance of our products worldwide in order to increase our revenues;

•

Increase gross margin from our Systems revenues by continuing to reduce the cost of manufacturing our Systems products, while at the same time managing manufacturing cost pressures associated with commodity prices and foreign exchange fluctuations;

•	Manage our operating expenses to a reasonable percentage of revenues; and

•	Manage the manufacturing transition to reduced-cost Systems products.

Because a significant portion of our operating expenses are fixed, if we cannot achieve our revenue targets, our use of cash balances would increase, our losses would increase, and/or we would be required to take additional actions necessary to reduce expenses. We cannot assure you that we will meet any or all of these objectives to the extent necessary to achieve our financial goals and, if we fail to achieve our goals, our results of operations are likely to be harmed.

The loss of or significant curtailment of purchases by any of our key customers could adversely affect our results of operations and financial condition.

While we generate revenue from numerous customers worldwide, our sales are currently concentrated within a relatively small group of customers. During the fiscal year ended December 31, 2011, a large percentage of our revenue, approximately 64%, came from sales to our top four customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. In addition, if a large customer contract is not replaced upon its expiration with new business of similar magnitude, our revenue and gross product would be adversely affected. Our ability to maintain strong, long-term relationships with our key customers is essential to our future performance.

Customers in any of our target market sectors could also experience unexpected reductions in demand for their products and consequently reduce their purchases of our product, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. If any of our key customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to us. The loss of or significant curtailment of purchases by any one or more of our key customers may adversely affect our results of operations and financial condition.

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our business or operating results.

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. The ongoing economic slowdown, particularly in Europe, where we have sold many NES Smart Grid products, and the uncertainty over its breadth, depth and duration continue to put pressure on the global economy, which has a negative effect on our business. Further, the recent worldwide financial and credit crisis has hampered the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit, combined with losses in worldwide equity markets, has continued to contribute to the recent world-wide economic recession.

In addition, there could be a number of follow-on effects from the credit crisis on our business, such as the insolvency of certain of our key customers, which could impair our distribution channels or result in the inability of our customers to obtain credit to finance purchases of our products.

This uncertainty about future economic and political conditions makes it difficult for us to forecast operating results and to make decisions about future investments. We continue to see the effects of the economic slowdown on both our Systems and Sub-systems revenues, particularly in locations where government support for energy-related projects has ended or will end in the near future. If economic activity in the U.S. and other countries’ economies remains weak, many customers may continue to delay, reduce, or even eliminate their purchases of networking technology products. This could result in reductions in sales of our products, longer sales cycles, slower adoption of our technologies, increased price competition, and increased exposure to excess and obsolete inventory. For example, distributors could decide to reduce inventories of our products. Also, the inability to obtain credit could cause a utility to postpone its decision to move forward with a large scale deployment of our Systems products. If conditions in the global economy, U.S. economy or other key vertical or geographic markets we serve remain uncertain or continue to be weak, we would experience material negative impacts on our business, financial condition, results of operations, cash flow, capital resources, and liquidity.

Because the markets for our products are highly competitive, we may lose sales to our competitors, which would harm our revenues and results of operations.

Competition in our markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, rapid changes in customer or regulatory requirements, and localized market requirements. Competition in the Systems business has increased as the smart metering industry faces slow growth and ongoing consolidation, particularly in Europe where the financial crisis has continued. In each of our existing and new target markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses.

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

Competitors for our Systems products include ESCO, Elster, Enel, GE, IBM, Iskraemeco, Itron, Kamstrup, Landis+Gyr (a subsidiary of Toshiba), Siemens, and Silver Spring Networks, which directly or through IT integrators such as IBM or telecommunications companies such as Telenor, offer metering systems that compete with our Systems offerings.

For our Sub-systems products, our competitors include some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. Key company competitors include companies such as Digi, STMicroelectronics, Maxim, Texas Instruments, and Siemens. Key industry standard and trade group competitors include BACnet, DALI, and Konnex in the buildings industry; DeviceNet, HART, and Profibus in the industrial control market; DLMS in the utility industry; Echonet, ZigBee and the Z-Wave alliance in the home control market; and the Train Control Network (TCN) in the rail transportation market. Each of these standards and/or alliances is backed by one or more competitors. For example, the ZigBee alliance includes over 300 member companies with promoter members such as Ember, Emerson, Freescale, Itron, Kroger, Landis+Gyr (a subsidiary of Toshiba), Philips, Reliant Energy, Schneider Electric, STMicroelectronics, Tendril, and Texas Instruments.

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

A limited number of utilities are currently responsible for a significant portion of our revenues.

A significant portion of our sales were made to a limited number of customers in 2011. As a particular utility’s smart grid project nears completion, or if the utility experiences changes in business requirements or implements changes in purchase plans, our revenues could decrease significantly. We expect that a limited number of customers will continue to account for a substantial portion of our revenue in future periods.

We face operational and other risks associated with our international operations.

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

For System products we are sometimes required to modify products to meet local rules and regulations. We may not be able to increase the price of such products to reflect the costs of such modifications, given competive markets. In addition, given the long term nature of development activities, we may be required to undertake such modifications prior to receiving firm commitments or orders from our customers.

We are collaborating with a Chinese partner to develop smart metering products for the Chinese market. To the extent we expand our development activities to third parties in China or elsewhere, our development actitives will be exposed to risks inherent in such activities, such as protection of intellectual property, investment risk, economic and political stability, and labor matters. We could also be adversely affected by delays or cost increases experienced by third parties that are developing products on our behalf.

Because we depend on a limited number of key suppliers and in certain cases, a sole supplier, the failure of any key supplier to produce timely and compliant products could result in a failure to ship products, or could subject us to higher prices, which would harm our results of operations and financial position.

Our future success will depend significantly on our ability to timely manufacture our products cost effectively, in sufficient volumes, and in accordance with quality standards. For most of our products requiring assembly, we rely on a limited number of contract electronic manufacturers (CEMs), principally Jabil and TYCO. These CEMs procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks, including reduced control over quality, costs, delivery schedules, availability of materials, components, finished products, and manufacturing yields. As a result of these and other risks, our CEMs could demand price increases for manufacturing our products. The Jabil and TYCO factories where our products are manufactured are located in China. Recently, the Chinese government announced a program whereby labor rates for the manufacture of our products will increase over time. As an example of this, in June 2011, Jabil notified us that they intended to increase the prices they charge us for manufacturing our Systems products. The new pricing became effective July 1, 2011, and was based on increased fees for Jabil’s overhead and profit, cost increases for commodities contained in our products, and higher labor rates for Jabil’s production personnel. In addition, our agreements with our CEMs make us responsible for components and subassemblies purchased by the CEMs when based on our forecasts or purchase orders. Accordingly, we will be at risk for any excess and obsolete inventory purchased by our CEMs. Lastly, CEMs can experience turnover, instability, and lapses in manufacturing or component quality, exposing us to additional risks as well as missed commitments to our customers.

We also maintain manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products. The Neuron Chip is an important component that we and our customers use in control network devices. In addition to those sold by Echelon, the Neuron Chip is currently manufactured and distributed only by Cypress Semiconductor. The other former producer of the Neuron Chip, Toshiba, ceased production due to earthquake damage at its factory in Japan in March 2011. As a result, we or our customers may experience longer lead times and higher pricing for these parts, which could result in reduced orders for our products from these same customers.

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

We may also elect to change any of these key suppliers. For example, in 2009 we completed the process of ending our relationship with a former CEM partner, Flextronics. As part of this transition, we moved the production of products Flextronics built for us to alternative CEMs. We were also required to purchase certain raw material and in-process inventory from Flextronics that Flextronics procured in anticipation of our production requirements. In addition, if any of our key suppliers were to stop manufacturing our products or supplying us with our key components, it could be expensive and time consuming to find a replacement. Also, as our Systems business grows, we will be required to expand our business with our key suppliers or find additional sources of supply. There is no guarantee that we would be able to find acceptable alternative or additional sources. Additional risks that we face if we must transition between CEMs include:

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

Our manufacturing processes, including the processes used by our suppliers, are also subject to numerous governmental regulations that cover both the use of various materials as well as environmental concerns. Since we and our suppliers operate on a global basis, maintaining compliance with regulations concerning our production processes is also a complex process that requires continual monitoring of regulations and ongoing compliance procedures. For example, environmental issues such as pollution and climate change have seen significant legislative and regulatory interest on a global basis. Changes in these areas could directly increase the cost of energy, which may have an impact on the way we or our suppliers manufacture products or use energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products. We are currently unable to predict how any such changes will impact us and if any such impact could be material to our business. Any new law or regulation that significantly increases our costs of manufacturing or causes us or our suppliers to significantly alter the way that our products are manufactured would have a material adverse effect on our business, financial condition and results of operations.

Liabilities resulting from defects in or misuse of our products, whether or not covered by insurance, may delay our revenues and increase our liabilities and expenses.

Our products may contain or may be alleged to contain undetected errors or failures, including relating to actual or potential security breaches. In addition, our customers or their installation partners may improperly install or implement our products, which could delay completion of a deployment or hinder our ability to win a subsequent award. Furthermore, because of the low cost and interoperable nature of our Sub-systems products, LONWORKS technology could be used in a manner for which it was not intended.

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

We currently expect that our combined cash, cash equivalent, and short-term investment balance will decline during 2012. We expect that cash requirements for our payroll and other operating costs will continue at near existing levels. We also expect that we will continue to acquire capital assets such as computer systems and related software, office and manufacturing equipment, furniture and fixtures, and leasehold improvements, as the need for these items arises.

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

While we do not currently depend on access to the credit markets to finance our operations, there can be no assurance that the current state of the financial markets would not impair our ability to obtain financing in the future, including, but not limited to, our ability to draw on funds under our existing credit facilities or our ability to incur indebtedness or sell equity if that became necessary or desirable. In addition, if we do not meet our revenue targets, our use of our cash balances would increase due to the fact that a significant portion of our operating expenses are fixed. If we were not able to obtain additional financing when needed, or on acceptable terms, our ability to invest in additional research and development resources and sales and marketing resources could be adversely affected, which could hinder our ability to sell competitive products into our markets on a timely basis and harm our business.

We have limited ability to protect our intellectual property rights.

Our success depends significantly upon our intellectual property rights, which can vary significantly from jurisdiction to jurisdiction. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection, particularly in those countries that lack robust or accessible enforcement mechanisms. For example, we are partnering with a third party to develop certain products in China, and the intellectual property mechanisms available in China are generally less stringent than those found in the U.S. If any of our patents fail to protect our technology, or if we do not obtain patents in certain countries, our competitors may find it easier to offer equivalent or superior technology. In addition, our trade secrets or other intellectual property that we license to third parties could be used improperly or otherwise in violation of the license terms.

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

We only recognize revenue when we believe collectability is reasonably assured. However, only a relatively small percentage of our outstanding accounts receivables are covered by collateral, credit insurance, or acceptable third-party guarantees. In addition, our standard terms and conditions require payment within a specified number of days following shipment of product, or in some cases, after the customer’s acceptance of our products. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. Additionally, when one of our resellers makes a sale to a utility, we face further credit risk, and we may defer revenue, due to the fact that the reseller may not be able to pay us until it receives payment from the utility. This risk could become more magnified during a particular fiscal period if the resellers facing credit issues represent a significant portion of our accounts receivable during that period. As economic conditions change and worsen, certain of our direct or indirect customers may face liquidity concerns and may be unable to satisfy their payment obligations to us or our resellers on a timely basis or at all, which would have a material adverse effect on our financial condition and results of operations. Our revenues are highly concentrated with 63.9% of our 2011 revenues being attributable to four customers and 71.9% of our December 31, 2011 accounts receivable balance being attributable to these same customers. This concentration risk further increases our credit exposure.

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

We market our Systems products directly, as well as through selected VARs and integration partners. We believe that a significant portion of our Systems sales will be made through our VARs and integration partners, rather than directly by us. To date, our VARs and integration partners have greater experience in overseeing projects for utilities. As a result, if our relationships with our VARs and integration partners are not successful, or if we are not able to create similar distribution channels for our Systems products with other companies in other geographic areas, revenues from sales of our Systems products may not meet our financial targets, which will harm our operating results and financial condition.

Historically, significant portions of our Sub-systems revenues have been derived from sales to distributors, including EBV, the primary independent distributor of our products to OEMs in Europe. In April 2011, our distributor agreement with EBV was assigned from EBV to Avnet Europe Comm VA, a limited partnership organized under the laws of Belgium (“Avnet”). Both EBV and Avnet are indirect subsidiaries of Avnet, Inc., a New York corporation, which is a distributor of electronic parts, enterprise computing and storage products and embedded subsystems. At the time of the assignment, the term of our distributor agreement with Avnet was extended and will now expire in June 2014. If our distributor relationship with Avnet is not successful, our business, revenues, and financial results will suffer.

Agreements with our other distributor partners are generally renewed on an annual basis. If any of these agreements are not renewed, we would be required to locate another distributor or add our own distribution capability to meet the needs of our end-use customers. Any replacement distribution channel could prove less effective than our current arrangements. In addition, if any of our distributor partners fail to dedicate sufficient resources to market and sell our products, our revenues would suffer. Furthermore, if our distributor partners were to significantly reduce their inventory levels for our products, we could expect a decrease in service levels to our end-use customers.

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

In addition, the markets for our Systems and Sub-systems products may experience a movement towards standards based protocols driven by governmental action, such as those being considered in the U.S. by NIST and in Europe by those related to the EU 441 mandate. We are also attempting to gain widespread adoption for our Open Smart Grid Protocol, which is used by smart meters and other devices within our NES Smart Grid System. To the extent that we do not adopt such protocols or do not succeed in achieving adoption of our own protocols as standards or de facto standards, sales of our Systems and Sub-systems products may be adversely affected. Moreover, if our own protocols are adopted as standards, we run the risk that we could lose business to competing implementations.

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

LONWORKS technology is open, meaning that many of our technology patents are broadly licensed without royalties or license fees. As a result, our Sub-systems customers are able to develop hardware and software solutions that compete with some of our products. Because some of our customers are OEMs that develop and market their own control systems, these customers in particular could develop competing products based on our open technology. For instance, we have published all of the network management commands required to develop software that competes with our LNS software.

In addition, many of our Sub-systems competitors are dedicated to promoting closed or proprietary systems, technologies, software and network protocols or product standards that differ from or are incompatible with ours. We also face strong competition from large trade associations that promote alternative technologies and standards for particular vertical applications or for use in specific countries. These include BACnet, DALI, and KNX in the buildings market; DeviceNet, HART, and ProfiBus in the industrial controls market; TCN in the rail transportation market; DLMS in the electric metering market; and Echonet, ZigBee, and Z-Wave in the home control market.

Our technologies, protocols, or standards may not be successful or we may not be able to compete with new or enhanced products or standards introduced by our Sub-systems product line competitors, which would have a material adverse effect on our revenues, results of operations, and financial condition.

Because we may incur penalties, be liable for damages, or otherwise subject to adverse contractual provisions with respect to sales of our Systems products, we could incur unanticipated liabilities or suffer other negative impacts to our business or operating results.

The agreements governing the sales of our NES Smart Grid System products may expose us to penalties, damages, order cancellations, and other liabilities in the event of, among other things, late deliveries, late or improper installations or operations, failure to meet product specifications or other product failures, failure to achieve performance specifications, indemnities, or other compliance issues. Even in the absence of such contractual provisions, we may agree, or may be required by law, to assume certain liabilities for the benefit of our customers. In addition, the contractual provisions governing sales of our Systems or other products could give our customers cancellation rights, even in the absence of a material failure by our company, such as upon the failure of conditions that are outside of our control. Such liabilities or rights could have an adverse effect on our financial condition and operating results.

We face currency risks associated with our international operations.

We have operations located in eleven countries and our products are sold in many more countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 62.8%, 78.1%, and 74.9% of our total revenues for the years ended December 31, 2011, 2010, and 2009, respectively. We expect that international sales will continue to constitute a significant portion of our total net revenues. Given our high dependency on sales of our products into Europe, the recent escalation in the financial crisis in that region could adversely affect our financial results significantly.

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

With respect to the relatively minimal amount of our revenues generated in foreign currencies, our historical foreign currency exposure has been related primarily to the Japanese Yen and has not been material to our consolidated results of operations. However, in the future, we expect that some foreign utilities may require us to price our Systems products in the utility’s local currency, which will increase our exposure to foreign currency risk.

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

The sales cycle for our Sub-systems products is lengthy and unpredictable.

The sales cycle between initial Sub-systems customer contact and execution of a contract or license agreement with a customer or purchaser of our products, can vary widely. Initially, we must educate our customers about the potential applications of and cost savings associated with our products. If we are successful in this effort, OEMs typically conduct extensive and lengthy product evaluations before making a decision to design our products into their offerings. Once the OEM decides to incorporate our products, volume purchases of our products are generally delayed until the OEM’s product development, system integration, and product introduction periods have been completed. In addition, changes in our customer’s budgets, or the priority they assign to control network development, could also affect the sales cycle.

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

Any of the foregoing risks could have a material adverse effect on our revenues, results of operations, and financial condition.

If we sell our NES Smart Grid System products directly to a utility, we may face additional risks.

When we sell our NES Smart Grid System products to a utility directly, we may be required to assume responsibility for installing the NES Smart Grid System in the utility’s territory, integrating the NES Smart Grid System into the utility’s operating and billing system, overseeing management of the combined system, working with other of the utility’s contractors, and undertaking other activities. To date, we do not have any significant experience with providing these types of services. As a result, when we sell directly to a utility, it may be necessary for us to contract with third parties to satisfy these obligations. We cannot assure you that we would find appropriate third parties to provide these services on reasonable terms, or at all. Assuming responsibility for these or other services would add to the costs and risks associated with NES Smart Grid System installations, and could also negatively affect the timing of our revenues and cash flows related to these transactions.

Fluctuations in our operating results may cause our stock price to decline.

Our quarterly and annual results have varied significantly from period to period, and we have sometimes failed to meet securities analysts’ expectations. Moreover, we have a history of losses and cannot assure you that we will achieve sustained profitability in the future. Our future operating results will depend on many factors, many of which are outside of our control, including the following:

•	orders may be cancelled;

•	the mix of products and services that we sell may change to a less profitable mix;

•	shipment, payment schedules, and product acceptance may be delayed;

•	our products may not be purchased by utilities, OEMs, systems integrators, service providers and end-users at the levels we project;

•	we may be required to modify or add to our Systems product offerings to meet a utility’s requirements, which could delay delivery and/or acceptance of our products or increase our costs;

•

the revenue recognition rules relating to products such as our NES Smart Grid System could require us to defer some or all of the revenue associated with Systems product shipments until certain conditions, such as delivery and acceptance criteria for our software and/or hardware products, are met in a future period;

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

If our Systems solutions become subject to cyber-attacks, or if public perception is that they are vulnerable to cyber-attacks, our reputation and business would suffer.

We have integrated security technologies into our Systems solutions that are designed to prevent and monitor unauthorized access, misuse, modification or other activity. However, we could be subject to liability or our reputation could be harmed if those technologies fail to prevent cyber-attacks, or if our partners or utility customers fail to safeguard the systems with security policies that conform to industry best practices. In addition, because some of the information collected by our Systems solutions is or could be considered confidential consumer information in some jurisdictions, a cyber-attack could cause a violation of applicable privacy, consumer or security laws, which could cause our company to face financial or legal liability. In addition, any cyber-attack or security breach that affects a competitor’s products could lead to the negative perception that our solutions are or could be subject to similar attacks or breaches.

Natural disasters, power outages, and other factors outside of our control such as widespread pandemics could disrupt our business.

We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events, as well as from power outages. A natural disaster, power outage, or other unanticipated problem could also adversely affect our business by, among other things, harming our primary data center or other internal operations, limiting our ability to communicate with our customers, limiting our ability or our partners’ or customers’ ability to sell or use our products, affecting our third party developer’s ability to complete developments on schedule or at all, or affecting our suppliers’ ability to provide us with components or products. For example, the recent earthquake and tsunami in Japan may adversely impact our revenues from customers located in Japan and/or our ability to source parts from companies located in Japan. Shortly after the earthquake, we received notice from Toshiba (one of two manufacturers of the Neuron Chip — an important component that we and our customers use in control network devices), that they would no longer be able to manufacture Neuron Chips due to earthquake damage suffered at the semiconductor manufacturing facility that produced the Neuron Chips. However, the abrupt termination of Toshiba’s Neuron Chip manufacturing capability caused a disruption in supply and an increase in prices from the remaining supplier, Cypress Semiconductor. Consequently, there is a risk that the events in Japan could ultimately reduce demand for certain of our transceiver products, which are used in conjunction with Neuron Chips in developing control network devices by our customers. Such a reduction in demand could negatively impact our results of operations and financial condition. We do not insure against several natural disasters, including earthquakes.

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

In June 2008, the building leases were amended resulting in an extension of the lease term for both buildings through March 2020. The extended leases require minimum lease payments through March 2020 totaling approximately $48.9 million. For accounting purposes only, we are the “deemed owner” of these buildings. See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further explanation of the accounting treatment for these leases.

We also lease office space for some of our sales and marketing employees in China, France, Germany, Hong Kong, Italy, Japan, the Netherlands, Sweden, South Korea, Thailand, and the United Kingdom and for some of our research and development employees in Fargo, North Dakota, and Germany. The leases for these offices expire at various dates through 2018. As of December 31, 2011, the future minimum rental payments for all of our leased office space, including those for our corporate headquarters facilities, totaled approximately $35.9 million. For the year ended December 31, 2011, the aggregate rental expense for all leased office space (which does not include the rent expense for our corporate headquarters facility) was approximately $1.7 million.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “ELON.” We began trading on NASDAQ on July 28, 1998, the date of our initial public offering. The following table sets forth, for the quarter indicated, the high and low sales price per share of our common stock as reported on the Nasdaq Global Market.

	Price Range
Year Ended December 31, 2011	High	Low
Fourth quarter	$7.44	$4.39
Third quarter	10.05	6.99
Second quarter	10.72	8.26
First quarter	10.58	7.67

Year Ended December 31, 2010	High	Low
Fourth quarter	$10.67	$7.71
Third quarter	8.96	6.90
Second quarter	10.75	7.02
First quarter	12.09	6.85

As of February 29, 2012, there were approximately 373 stockholders of record. Because brokers and other institutions hold many shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid dividends on our capital stock and do not currently expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

Equity Compensation Plan Summary Information

For information on our equity compensation plans, please refer to Note 4 to our accompanying Consolidated Financial Statements.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of our fiscal year ended December 31, 2011.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index (which is comprised of those companies in the information technology sector of the S&P 500 Index). The graph assumes that $100 was invested in our common stock on December 31, 2006 and in the S&P 500 Index and the S&P 500 Information Technology Index. Historic stock price performance is not necessarily indicative of future stock performance.

	December 2006	December 2007	December 2008	December 2009	December 2010	December 2011
Echelon Corporation	$100.00	$258.00	$101.87	$144.50	$127.37	$60.87
S&P 500 Composite Index	$100.00	$105.49	$66.46	$84.05	$96.71	$98.76
S&P 500 Information Technology Index	$100.00	$116.31	$66.13	$106.95	$117.85	$120.69

Repurchase of Equity Securities by the Company

In April 2008, our board of directors approved a stock repurchase program, which authorized us to repurchase up to 3.0 million shares of the Company’s common stock. In 2008, we repurchased a total of 750,000 shares under the program at a cost of $8.9 million. During the years ended December 31, 2009, 2010, and 2011, no shares were repurchased under the repurchase program. The stock repurchase program expired in April 2011. The following table provides information about the repurchase of our common stock during the quarter ended December 31, 2011:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1- October 31	17,130	$6.77	—	—
November 1- November 30	6,060	$5.59	—	—
December 1- December 31	1,178	$4.86	—	—

Total	24,368	$6.38	—	—

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Product	$152,699	$107,441	$100,187	$131,073	$135,405
Service	3,788	3,596	3,151	2,974	2,172

Total revenues	156,487	111,037	103,338	134,047	137,577
Cost of revenues:
Cost of product	87,063	59,722	56,813	79,984	85,035
Cost of service	2,262	2,464	2,418	2,587	2,360

Total cost of revenues	89,325	62,186	59,231	82,571	87,395

Gross profit	67,162	48,851	44,107	51,476	50,182

Operating expenses:
Product development	34,755	34,762	35,435	37,753	32,644
Sales and marketing	25,719	25,062	23,525	23,635	21,181
General and administrative	17,897	17,647	15,742	17,143	16,083
Restructuring charges	—	1,212	—	—	—

Total operating expenses	78,371	78,683	74,702	78,531	69,908

Operating loss	(11,209)	(29,832)	(30,595)	(27,055)	(19,726)
Interest and other income (expense), net	6	393	(28)	2,925	5,717
Interest expense on lease financing obligations	(1,468)	(1,572)	(1,668)	(1,404)	(1,211)

Loss before provision for income taxes	(12,671)	(31,011)	(32,291)	(25,534)	(15,220)
Income tax expense (benefit)	329	301	(257)	297	452

Net loss	$(13,000)	$(31,312)	$(32,034)	$(25,831)	$(15,672)

Loss per share [1]:
Basic	$(0.31)	$(0.76)	$(0.79)	$(0.64)	$(0.39)

Diluted	$(0.31)	$(0.76)	$(0.79)	$(0.64)	$(0.39)

Shares used in per share calculation [1]:
Basic	42,083	41,365	40,724	40,636	39,891

Diluted	42,083	41,365	40,724	40,636	39,891

Cash dividends declared per common share	$—	$—	$—	$—	$—

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$58,656	$64,632	$80,116	$87,316	$107,190
Working capital	74,922	77,259	96,357	108,811	126,711
Total assets	151,705	145,570	164,437	185,517	204,707
Total liabilities	62,597	51,581	48,539	52,946	51,496
Total stockholders’ equity	89,108	93,989	115,898	132,571	153,211

[1]	See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing basic net loss per share, and diluted net loss per share.

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

Our proven, open standard, multi-application energy control networking platform powers energy-savings applications for smart grid, smart cities and smart buildings that help customers save on their energy usage, reduce outage duration or prevent them from happening entirely, reduce carbon footprint and more. Today, we offer, directly and through our partners worldwide, a wide range of innovative, fully integrated products and services. We classify these products and services into two primary categories: Systems, such as our smart metering solutions, which are targeted for use by utilities and that we previously referred to as our Utility products and services; and Sub-systems that include our components, control nodes and development software, which are sold typically to OEMs who build them into their smart grid, smart cities and smart buildings solutions. Revenues from our Sub-systems products and services were previously referred to as Commercial and Enel Project revenues.

Our financial performance during 2011 reflects significant improvement in revenues from sales of our Systems products and services, and modest improvement in sales of our Sub-systems products and services. Overall, our net revenues increased by 40.9% over amounts generated in 2010. This led to a significant reduction in our net loss for the year. The following table provides an overview of key financial metrics for the years ended December 31, 2011 and 2010 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	2011	2010	$ Change	% Change
Net revenues	$156,487	$111,037	$45,450	40.9%
Gross margin	42.9%	44.0%	—	(1.1p	pt)
Operating expenses	$78,371	$78,683	$(312)	(0.4%)
Net loss	$(13,000)	$(31,312)	$(18,312)	(58.5%)
Cash, cash equivalents, and short-term investments	$58,656	$64,632	$(5,976)	(9.2%)

•

Net revenues: As noted above, our net revenues increased in both our Systems and Sub-systems product lines during 2011. As compared to 2010, net revenues from our Systems and Sub-systems product lines increased by 73.7% and 6.1%, respectively. The increase in our Systems revenues was primarily due to to an overall increase in the level of large-scale deployments of our NES system products. In particular, the increase was primarily attributable to increased shipments of our NES products for projects in the United States and Finland, partially offset by reductions in shipments for projects in Denmark. To a lesser extent, the increase in Systems revenues in 2011 was affected by a change in the timing of revenue recognition for certain of our Systems products, which is discussed more fully below in our discussion of Critical Accounting Policies and Estimates. With respect to our Sub-systems product line, virtually all of the 6.1% growth in 2011 was due to increased sales to Enel. Excluding sales of products and services to Enel, our Sub-systems revenues increased by $805,000, or 1.6% in 2011 as compared to 2010. Many of our Sub-systems customers produce products used in commercial or industrial buildings. The markets for these products were adversely affected by the recession that started in 2008. These markets have yet to recover to their pre-recession levels.

•

Gross margin: Our gross margin declined by 1.1 percentage points in 2011 as compared to 2010. Excluding the impact of non-cash stock-based compensation charges, gross margins declined by 1.7%, from 45.2% in 2010 to 43.5% in 2011. The year-over-

year decrease in gross margin was primarily due to the significant increase in percentage of our revenues attributable to sales of our Systems products, which generally carry lower gross margins than our Sub-systems products. In addition, increases in the cost to manufacture our products, as well as the recognition of costs associated with certain product sales for which revenue was not yet recognized as of December 31, 2011, also contributed to the year-over-year gross margin decline. Partially offsetting these negative gross margin trends in 2011 was the impact of higher overall revenue levels, as indirect costs as a percentage of revenues decreased.

•

Operating expenses: Our operating expenses decreased by 0.4% in 2011 as compared to 2010. Excluding the impact of restructuring costs and non-cash stock-compensation charges, operating expenses increased by $3.3 million, or 4.9%, from $66.4 million in 2010 to $69.7 million in 2011. Changes in payments received from a third party accounted for $3.0 million of this $3.3 million increase. During 2010, we received third party payments of $4.5 million that were used to reduce our product development expenses. While this arrangement continued in 2011, the amount we received and used to offset product development expenses declined to $1.5 million.

•

Net loss: Our net loss decreased by $18.3 million in 2011 as compared to 2010. This reduction was directly attributable to the $45.5 million year-over-year increase in net revenues and slightly reduced operating expenses, and was partially offset by a 1.1 percentage point reduction in gross margins. Excluding the impact of restructuring costs of $1.2 million in 2010 and non-cash stock-compensation charges, our net loss decreased by approximately $14.4 million in 2011.

•

Cash, cash equivalents, and short-term investments: During 2011, our cash, cash equivalent, and short-term investment balance decreased by 9.2%, from $64.6 million at December 31, 2010 to $58.7 million at December 31, 2011. This $6.0 million reduction was primarily the result of $2.3 million worth of capital expenditures, $2.3 million used to pay taxes on behalf of our employees associated with equity compensation awards, and $1.7 million in principal payments on our lease financing obligations.

As we look forward to 2012, we acknowledge that the smart energy market is in the midst of a challenging time. Macro conditions remain tentative amidst the European financial crisis, and competition is heightened as the industry faces slow growth and ongoing consolidation. New tenders for smart–metering are fewer and farther between and pricing pressures are increasing. In this challenging environment, we remain committed to our goal of reducing our operating losses. However, this will require continued effective execution and near-term payoff from our sales and marketing activities.

Japan Earthquake and Tsunami. The Neuron Chip is an important component that we and our customers use in control network devices. The Japanese earthquake of March 2011 accelerated a previously announced exit of Toshiba from the Neuron businss. Shortly after the earthquake, Toshiba informed us that they would no longer manufacture the Neuron Chip due to earthquake damage suffered at the semiconductor manufacturing facility that produced the Neuron Chip. In light of this development, we have been working with Toshiba’s customers to provide them with a smooth migration path to our new Neuron 5000 processor. Alternatively our customers can purchase Neuron Chips from a second manufacturer, Cypress Semiconductor, the sole remaining supplier of 5 volt Neuron Chips. However, the abrupt termination of Toshiba’s Neuron Chip manufacturing capability may cause some short-term disruption in these plans, and in the meantime could negatively affect our customer’s ability to manufacture control network devices until such time as they complete their transition work. Consequently, there is a risk that the events in Japan could ultimately reduce demand for certain of our transceiver products that are used in conjunction with Neuron Chips in developing control network devices by our customers, for at least the short term. Such a reduction in demand could negatively impact our results of operations and financial condition. In addition, due to Toshiba’s inability to manufacture parts and satisfy demand, Cypress recently informed us that it has experienced a sharp increase in Neuron Chip demand. To address this, Cypress told us that they intend to add additional manufacturing capacity. However, in the near term, we or our customers may experience longer lead times and higher pricing for these parts, which could result in reduced orders for our products from these same customers.

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

We recognize revenue when persuasive evidence of an arrangement exists, delivery to the customer’s carrier (and acceptance, as applicable) has occurred, the sales price is fixed or determinable, collectability is probable, and there are no post-delivery obligations. For non-distributor hardware sales, including sales to third party manufacturers, these criteria are generally met at the time of delivery to the customer’s carrier. However, for arrangements that contain contractual acceptance provisions, revenue recognition may be delayed until acceptance by the customer or the acceptance provisions lapse unless we can objectively demonstrate that the contractual acceptance criteria have been satisfied, which is generally accomplished by establishing a history of acceptance for the same or similar products. Determining whether sufficient data exists to support recognition of revenue prior to customer acceptance or lapse of acceptance provisions involves significant judgment and changes in those judgments could have a material impact on the timing of revenue recognition. For example, in 2011 we began recognizing revenue on sales of data concentrators at the time of delivery to the customer’s carrier (and once all other revenue recognition criteria had been met) irrespective of the contractual acceptance rights stated in our agreements. This decision was based on the acceptance history for this product. We continue to measure acceptance history for other Systems products and intend to transition to revenue recognition at point of delivery to the customer’s carrier for these products if and when the acceptance history supports this decision. For sales made to our distributor partners, revenue recognition criteria are generally met at the time the distributor sells the products through to its end-use customer. Service revenue is recognized as the training services are performed, or ratably over the term of the support period.

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

Our multiple deliverable revenue arrangements are primarily related to sales of Systems products, which may include, within a single arrangement, electricity meters and data concentrators (collectively, the “Hardware”); NES system software; Element Manager software; post-contract customer support (“PCS”) for the NES system and Element Manager software; extended warranties for the Hardware; and, occasionally, specified enhancements or upgrades to software used in the NES system. For arrangements originating or materially modified after December 31, 2009, with the exception of the NES system software, each of these deliverables is considered a separate unit of accounting. The NES system software functions together with an electricity meter to deliver its essential functionality and any related software license fee is charged for on a per meter basis. Therefore, the NES system software and an electricity meter are combined and considered a single unit of accounting. The Element Manager software is not considered to be part of an electricity meter’s essential functionality and, therefore, Element Manager software and any related PCS continues to be accounted for under industry specific software revenue recognition guidance. However, all other NES system deliverables are no longer within the scope of industry specific software revenue recognition guidance.

We allocate revenue to each element in a multiple-element arrangement based upon the element’s relative selling price. We determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, we use our best estimated selling price (“BESP”) for that deliverable. Since the use of the residual method is eliminated under the new accounting standards, any discounts we offer are allocated to each of the deliverables. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for the respective element so long as such revenue is not contingent upon the delivery of other undelivered elements.

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

We regularly review VSOE and have established a review process for TPE and BESP. We maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the year ended December 31, 2011 resulting from changes in VSOE, TPE, or BESP, nor do we expect a material impact from such changes in the near term.

For multiple element arrangements that were entered into prior to January 1, 2010 and that include NES system and/or Element Manager software, we defer the recognition of all revenue until all software required under the arrangement has been delivered to the customer. Once the software has been delivered, we recognize revenues for the Hardware and software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators is disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators is deferred until such time as additional deliveries of meters or data concentrators has occurred. Revenues for PCS on the NES system and Element Manager software, as well as for extended warranties on Systems Hardware products, are recognized ratably over the associated service period, which generally commences upon the latter of the delivery of all software, or the customer’s acceptance of any given Hardware shipment.

As of December 31, 2011 and December 31, 2010, approximately $9.4 million and $3.7 million, respectively, of our Systems revenue was deferred. Of the $3.7 million of deferred revenue at December 31, 2010, approximately $1.5 million related to arrangements entered into prior to January 1, 2010. All of the $9.4 million of deferred revenue at December 31, 2011 relates to arrangements that were entered into subsequent to December 31, 2009.

Performance-Based Equity Compensation. Certain of the stock-based compensation awards we issue vest upon the achievement of specific financial-based performance requirements. We are required to estimate whether or not it is probable that these financial-based performance requirements will be met, and, in some cases, when they will be met. These estimates of future financial performance require significant management judgement and are based on the best information available at the time of grant, and each quarterly period thereafter until the awards are either earned or forfeited. Any changes we make to our estimates of future financial performance could have a material impact on the amount and timing of compensation expense associated with these awards. For example, during the year ended December 31, 2009, our management concluded that it was unlikely that the financial performance requirements for certain of these awards would be met, and accordingly, we reversed previously recognized compensation expense of $731,000 associated with these awards. See Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of these awards with financial-based performance requirements.

Inventory Valuation. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. In general, the evaluation for excess quantities includes analyses of historical sales levels by product and projections of future demand. In general, inventories on hand in excess of one year’s forecasted demand are deemed to be excess. However, in certain instances when the facts and circumstances for a particular item warrant an extended view, periods of longer than one year are used to determine excess supplies. In performing this analysis, management must make significant judgments in determing the appropriate time horizon over which to analyze for excess inventories.

In performing the excess inventory analysis, management considers factors that are unique to each of our Systems and Sub-systems product lines. For our Systems products, the analysis requires us to consider that Systems customers procure specific meter types that meet their requirements. In other words, any given customer may require a meter that is “custom” to their specifications.

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

For most of our Sub-systems products, our customers generally buy from a portfolio of “off-the-shelf” or standard products. In addition, whereas for our Systems customers our revenues are attributable to a relatively few customers buying substantial quantities of any given product, our Sub-systems revenues are composed of a larger volume of smaller dollar transactions. Accordingly, while any single Sub-systems customer’s demand for a given product may fluctuate from quarter to quarter, the fact that there are so many Sub-systems customers buying a standard product tends to average out increases or decreases in any individual customer’s demand. This has historically resulted in a relatively stable future demand forecast for our Sub-systems products, which, absent outside forces such as worsening general economic conditions, management evaluates in determining its requirement for an excess inventory reserve.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $875,000 as of December 31, 2011, and $904,000 as of December 31, 2010.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
Revenues:
Product	97.6%	96.8%	97.0%
Service	2.4	3.2	3.0

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product	55.6	53.8	55.0
Cost of service	1.5	2.2	2.3

Total cost of revenues	57.1	56.0	57.3

Gross profit	42.9	44.0	42.7

Operating expenses:
Product development	22.2	31.3	34.3
Sales and marketing	16.4	22.6	22.8
General and administrative	11.5	15.9	15.2
Restructuring charges	—	1.1	—

Total operating expenses	50.1	70.9	72.3

Loss from operations	(7.2)	(26.9)	(29.6)
Interest and other income, net	—	0.4	—
Interest expense on lease financing obligations	(0.9)	(1.4)	(1.6)

Loss before provision for income taxes	(8.1)	(27.9)	(31.2)
Income tax expense (benefit)	0.2	0.3	(0.2)

Net loss	(8.3)%	(28.2)%	(31.0)%

Revenues

Total revenues

	Year Ended December 31,			2011 over 2010 $ Change	2010 over 2009 $ Change	2011 over 2010 % Change	2010 over 2009 % Change

(Dollars in thousands)	2011	2010	2009
Total revenues	$156,487	$111,037	$103,338	$45,450	$7,699	40.9%	7.5%

The $45.5 million increase in total revenues in 2011 as compared to 2010 was primarily attributable to a $42.2 million increase in Systems revenues and a $3.3 million increase in Sub-systems revenues. The $7.7 million increase in total revenues in 2010 as compared to 2009 was primarily attributable to a $9.0 million increase in Systems, partially offset by a $1.3 million decrease in Sub-systems revenues.

Systems revenues

	Year Ended December 31,			2011 over 2010 $ Change	2010 over 2009 $ Change	2011 over 2010 % Change	2010 over 2009 % Change

(Dollars in thousands)	2011	2010	2009
Systems Revenues	$99,428	$57,257	$48,271	$42,171	$8,986	73.7%	18.6%

Our Systems revenues are primarily comprised of sales of our NES system products and associated services. During 2011, 2010, and 2009, our Systems revenues were derived primarily from a relatively small number of customers who have undertaken large-scale deployments of our NES system products. These deployments generally come to fruition after an extended and complex sales process, and each is relatively substantial in terms of its revenue potential. They vary significantly from one another in terms of, among other things, the overall size of the deployment, the duration of time over which the products will be sold, the mix of products being sold, the timing of delivery of those products, and the ability to modify the timing or size of those projects. This relative uniqueness among each deployment results in significant variability and unpredictability in our Systems revenues.

The $42.2 million, or 73.7% increase in Systems revenues during 2011 as compared to 2010 was primarily due to an overall increase in the level of large-scale deployments of our NES system products. In particular, the increase was primarily attributable to increased shipments of our NES products for projects in the United States and Finland, partially offset by reductions in shipments for projects in Denmark. To a lesser extent, the increase in Systems revenues was also attributable to the fact that, during 2011 we began recognizing revenue upon delivery to the customer’s carrier for our data concentrator products (once all other revenue recognition criteria had been met). Previously, these revenues would have been deferred until the customer acceptance provisions contained in our arrangements had been satisfied. However, based on our review of historical acceptance rates for this product, we were able to objectively demonstrate that the contractual acceptance criteria had been met at the time of delivery to the customer’s carrier. For 2011, this increased Systems revenues by approximately $1.2 million.

During 2010, our Systems revenues increased by $9.0 million, or 18.6% as compared to 2009. This increase was primarily due to increased shipments of our NES products for projects in Russia and Denmark. In addition, due to our January 1, 2010 adoption of new accounting guidance for multiple element arrangements, our Systems revenues during 2010 were approximately $3.1 million higher than they would have been if we had applied the revenue recognition standards in effect during the prior year.

Our ability to recognize revenue for our Systems products depends on several factors, including, but not limited to, the impact on delivery dates of any modifications to existing shipment schedules included in the contracts that have been awarded to us thus far, and in some cases, certain contractual provisions, such as customer acceptance. For arrangements that contain contractual acceptance provisions, revenue recognition may be delayed until acceptance by the customer or the acceptance provisions lapse unless we can objectively demonstrate that the contractual acceptance criteria have been satisfied, which is generally accomplished by establishing a history of acceptance for the same or similar products. In the future, we will continue to evaluate historical acceptance rates for our Systems products and, when the data supports it, will recognize revenue at the point of delivery to the customer’s carrier for those particular products (once all other revenue recognition criteria have been met), which could increase our Systems revenue in the period in which this determination is made. In addition, the revenue recognition rules relating to products such as our NES System may require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period.

Our Systems revenues have historically been concentrated with a relatively few customers. During the years ended December 31, 2011, 2010, and 2009, approximately 94.2%, 85.4%, and 82.5%, respectively, of our Systems revenues were attributable to four customers. While our Systems customers will change over time, given the nature of the Systems market, we expect our future Systems revenues will continue to be concentrated among a limited number of customers.

Sub-systems revenues

	Year Ended December 31,			2011 over 2010 $ Change	2010 over 2009 $ Change	2011 over 2010 % Change	2010 over 2009 % Change

(Dollars in thousands)	2011	2010	2009
Sub-systems Revenues	$57,059	$53,780	$55,067	$3,279	($1,287)	6.1%	(2.3%)

Our Sub-systems revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are products and services sold to Enel.

Excluding sales of products and services sold to Enel, which are discussed more fully below, our Sub-systems revenues increased by $805,000, or 1.6% in 2011 as compared to 2010. This increase was primarily due to an 18% increase in revenues in the APJ region and a 5% increase in revenues in the EMEA region, partially offset by a 10% reduction in revenues in the Americas region. During the first quarter of 2010, Sub-systems revenues from the Americas were unusually high due to a concentration with one customer. That unusually high level of revenue was not repeated during the remainder of 2010, or during 2011. Within the Sub-systems family of products, the year-over-year increase was driven primarily from increased sales of our control and connectivity products, partially offset by a decrease in sales of our Network Services products.

Excluding sales of products and services sold to Enel, our Sub-systems revenues increased by $4.6 million, or 10.3% in 2010 as compated to 2009. This increase was primarily due to an 18% increase in revenues in the Americas region, and to a lesser extent, from more modest increases in revenues from both the APJ and EMEA regions of 9% and 4%, respectively. We believe these increases were due in large part to improving macro-economic conditions in the Americas and EMEA regions, both of which were severely impacted by the economic slowdown that began in late 2008 and continued through 2009. Within the Sub-systems family of products, the year-over-year increase was driven primarily from increases in our control and connectivity as well as SmartServer products.

Our future Sub-systems revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United

States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our Sub-systems revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 7.4% in 2011, 7.3% in 2010, and 6.9% in 2009. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during 2012, the amount of our Sub-systems revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel Project revenues (included in Sub-systems)

	Year Ended December 31,			2011 over 2010 $ Change	2010 over 2009 $ Change	2011 over 2010 % Change	2010 over 2009 % Change

(Dollars in thousands)	2011	2010	2009
Enel Project Revenues	$7,119	$4,645	$10,518	$2,474	$(5,873)	53.3%	(55.8%)

In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. The $7.1 million, $4.6 million, and $10.5 million of Enel project revenue recognized during 2011, 2010, and 2009, respectively, related primarily to shipments under the development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. The software enhancement agreement expires in December 2012 and the development and supply agreement expires in December 2013.

We sell our products to Enel and its designated manufacturers in United States dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Year Ended December 31,			2011 over 2010 $ Change	2010 over 2009 $ Change	2011 over 2010 % Change	2010 over 2009 % Change

(Dollars in thousands)	2011	2010	2009
Gross Profit	$67,162	$48,851	$44,107	$18,311	$4,744	37.5%	10.8%
Gross Margin	42.9%	44.0%	42.7%	—	—	(1.1)	1.3

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

Gross margin during 2011 was approximately 1.1 percentage points lower than in 2010. This reduction was primarily due to the mix of revenues reported. During 2011, approximately 64% of our revenues were attributable to sales of our Systems products and services, while the remaining 36% came from sales of our Sub-systems products and services. In 2010, approximately 52% of our revenues were attributable to sales of our Systems products and services, while the remaining 48% were attributable to sales of our Sub-systems products and services. In general, revenues from sales of our Systems products generate lower gross margins than do sales of our Sub-systems products. In addition, in June 2011, Jabil, one of our primary CEMs, notified us that they intended to increase the prices they charge us for manufacturing our Systems products. The new pricing became effective July 1, 2011, and was based on increased fees for Jabil’s overhead and profit, cost increases for commodities contained in our products, and higher labor rates for Jabil’s production personnel. The impact of these cost increases began to phase in during the third quarter of 2011 and became fully effective at the beginning of the fourth quarter. This negative impact is in addition to other cost increases we’ve observed recently. In an effort to mitigate the effects of these price increases and thus improve our gross margins within the foreseeable future, we have commenced work on certain design modifications for these products intended to reduce their cost to manufacture. We are also working closely with Jabil to identify other opportunities to reduce their manufacturing costs associated with our products.

Also contributing to the reduction in gross margins during 2011 was the accounting treatment effect for a software deliverable we have committed to a customer but that was not yet delivered as of December 31, 2011. In this case, we have committed to provide a particular customer with firmware for certain hardware that we began delivering to them during the third quarter of 2011 and continued for the remainder of the year. This firmware will enable the hardware, which is included in some of the meters we’ve shipped to this customer, to become fully functional. Because this incremental hardware is not separable from the meters, we are expensing its cost once the customer accepts the corresponding meter. However, we are deferring the associated revenue for this additional hardware functionality until such time as we deliver the promised firmware, which we currently expect will be in the first quarter of 2012. At the time the firmware is delivered, we will recognize the deferred revenue for which the cost has already been recognized, which we currently estimate will result in improved gross margins of approximately 3 to 4 percentage points in that period.

Partially offsetting the negative 2011 gross margin trends described above was the impact of higher overall revenues. While our indirect costs increased modestly during 2011 as compared to 2010, when expressed as a percentage of revenues, these costs decreased, which improved gross margins.

2010 gross margins of 44.0% improved by 1.3 percentage points as compared to those generated in 2009. This improvement was primarily due to improved gross margins in our Systems product line, which resulted from a higher percentage of our Systems revenues being generated from sales of the more recent and cost reduced versions of our Systems products. In addition, as a percentage of 2010 revenues, indirect costs were down 0.9 percentage points as compared to 2009, which was due in part to higher overall revenues. Partially offsetting these improvements was the impact on gross margins resulting from the mix of revenues reported. During 2010, approximately 52% of our revenues were attributable to sales of our Systems products and services, while the remaining 48% of our revenues were attributable to sales of our Sub-systems products and services. During 2009, approximately 47% of our revenues were attributable to sales of our Systems products and services, while the remaining 53% of our revenues were attributable to sales of our Sub-systems products and services.

In addition to the impact of the Jabil cost increases, our future gross margins will continue to be affected by several factors, including, but not limited to: overall revenue levels, changes in the mix of products sold, periodic charges related to excess and obsolete inventories, warranty expenses, introductions of cost reduced versions of our Systems and Sub-systems products, changes in the average selling prices of the products we sell, purchase price variances, and fluctuations in the level of indirect overhead spending that is capitalized in inventory. In addition, the impact of foreign exchange rate fluctuations and labor rates may affect our gross margins in the future. We currently outsource the manufacturing of most of our products requiring assembly to CEMs located primarily in China. To the extent labor rates were to rise further, or to the extent the U.S. dollar were to weaken against the Chinese currency, or other currencies used by our CEMs, our costs for the products they manufacture could rise, which would negatively affect our gross margins. Lastly, many of our products, particularly our Systems products, contain significant amounts of certain commodities, such as silver, copper, and cobalt. Prices for these commodities have been volatile, which in turn have caused fluctuations in the prices we pay for the products in which they are incorporated.

Operating Expenses

Product development

	Year Ended December 31,			2011 over 2010 $ Change	2010 over 2009 $ Change	2011 over 2010 % Change	2010 over 2009 % Change

(Dollars in thousands)	2011	2010	2009
Product Development	$34,755	$34,762	$35,435	$(7)	$(673)	(0.0%)	(1.9%)

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, equipment and supplies, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

During 2010 and 2011, our product development expenses were impacted by a contractual arrangement whereby a third party made payments to us in connection with certain design and development activities we performed. During 2010, we completed efforts worth $4.5 million, for which payments from the third party were used to offset our product development expenses. During 2011, we completed additional milestones worth $1.5 million. These amounts were also used to offset our product development expenses. Excluding the impact of these offsetting payments, our product development expenses decreased $3.0 million in 2011 as compared to 2010.

The $3.0 million reduction in product development expenses during 2011 as compared to the same period in 2010 was primarily due to a $1.2 million reduction in compensation related expenses, which was primarily attributable to the restructuring program that reduced our product development headcount by approximately 10% in early 2011; a $611,000 reduction in expensed materials used in our product development activities; a $608,000 reduction in fees paid to third party service providers who assist in our product development activities; and a $187,000 reduction in out-of-pocket costs we incurred in connection with the design and development project discussed above. The remaining reduction came from miscellaneous other spending categories.

As discussed above, the $673,000 decrease in product development expenses during 2010 as compared to 2009 was primarily due to the $4.5 million of offsetting payments we received from a third party in 2010. Excluding the impact of this $4.5 million, our product development expenses increased by $3.8 million during 2010. This increase was primarily due to the incremental expenses we incurred associated with this project. Another factor contributing to the 2010 decrease in product development expenses as compared to 2009 was a reduction in non-cash equity compensation charges, which decreased by $1.5 million between the two periods. This reduction was due primarily to the equity awards issued in conjunction with our 2008 employee stock option exchange program. Many of these awards, which were granted in December 2008, vested in full during 2009. As such, the grant date fair value associated with these awards was fully expensed during 2009.

We currently expect that our product development expenses will increase modestly in 2012 as compared to 2011 due primarily to the fact that we do not anticipate receiving any further offsetting payments in 2012.

Sales and marketing

	Year Ended December 31,			2011 over 2010 $ Change	2010 over 2009 $ Change	2011 over 2010 % Change	2010 over 2009 % Change

(Dollars in thousands)	2011	2010	2009
Sales and Marketing	$25,719	$25,062	$23,525	$657	$1,537	2.6%	6.5%

Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.

The $657,000 increase in sales and marketing expenses in 2011 as compared to 2010 is comprised of the following: a $642,000 increase in fees paid to recruiters, consultants and other third party service providers; a $273,000 increase in dues paid for memberships in certain trade organizations; and a $94,000 increase in travel and related expenses; all of which was partially offset by a $232,000 reduction in compensation expense; and $120,000 of decreases in other miscellaneous spending categories. The $232,000 reduction in compensation expense was principally comprised of a $688,000 reduction in non-cash equity compensation charges and a $301,000 reduction in salaries, commissions, and other general compensation related expenses, partially offset by a $738,000 increase in bonus expenses primarily associated with our 2011 management bonus plan. The management bonus plan provides for payments only in the event certain targets for revenue generation and expense control are achieved.

Also contributing to the increase in sales and marketing expenses in 2011 as compared to 2010 was the impact of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen. Approximately $346,000, or 52.7%, of the $657,000 increase was the result of these foreign currency exchange rate fluctuations. Excluding the impact of these exchange rate fluctuations, sales and marketing expenses increased by approximately 1.2% between the two periods.

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

We currently expect that we will continue investing in our sales and marketing efforts during 2012, and therefore anticipate that our sales and marketing expenses will increase in 2012 as compared to 2011. In addition, our future sales and marketing expenses will continue to be affected by fluctuations in exchange rates between the U.S. dollar and the foreign currencies where we operate. If the United States dollar were to weaken against these currencies, our sales and marketing expenses could increase. Conversely, if the dollar were to strengthen against these currencies, it would have a favorable impact on our sales and marketing expenses.

General and administrative

	Year Ended December 31,			2011 over 2010 $ Change	2010 over 2009 $ Change	2011 over 2010 % Change	2010 over 2009 % Change

(Dollars in thousands)	2011	2010	2009
General and Administrative	$17,897	$17,647	$15,742	$250	$1,905	1.4%	12.1%

General and administrative expenses consist primarily of payroll and related expenses for executive, accounting, and administrative personnel, professional fees for legal and accounting services rendered to our company, facility costs, insurance, and other general corporate expenses.

The $250,000 increase in general and administrative expenses in 2011 as compared to 2010 was primarily due to a $449,000 increase in fees paid to third party service providers, partially offset by a $203,000 reduction in compensation related expenses. The reduction in compensation related expenses was driven by a $222,000 increase in salaries and associated payroll expenses and a $1.0 million increase in bonus expense associated with our 2011 management bonus plan, partially offset by a $1.4 million reduction in equity compensation expenses. The reduction in equity compensation expense was primarily the result of the passing of our former Executive Chairman, Ken Oshman, who died in August 2011. At the time of his death, Mr. Oshman had outstanding and unvested equity compensation awards for which cumulative compensation expense of approximately $976,000 had been recognized as of June 30, 2011. This cumulative compensation expense was reversed in the third quarter of 2011. The management bonus plan provides for payments only in the event certain targets for revenue generation and expense control are achieved.

The $1.9 million increase in general and administrative expenses in 2010 as compared to 2009 was primarily due to a $1.2 million increase in compensation and other employee related expenses, which was driven by a $592,000 increase in salaries primarily related to compensation for our interim and current Chief Executive Officers and to a lesser extent from restoration of full salaries for our non-sales personnel in May 2010, a $293,000 increase in non-cash equity compensation expenses, a $141,000 increase in bonuses, and miscellaneous other compensation and benefit expense increases of $208,000. Also contributing to the year-over-year increase was a $513,000 increase in fees paid to third party service providers and other miscellaneous spending increases of $145,000.

Restructuring Charges

	Year Ended December 31,			2011 over 2010 $ Change	2010 over 2009 $ Change	2011 over 2010 % Change	2010 over 2009 % Change

(Dollars in thousands)	2011	2010	2009
Restructuring charges	$—	$1,212	$—	$(1,212)	$1,212	(100.0%)	N/A

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

With the exception of $49,000 that remains accrued and reflected in accrued liabilities on our Consolidated Balance Sheets as of December 31, 2011, the restructuring charges of $1.2 million were paid out in the first two quarters of 2011. We expect to pay the remaining $49,000 of accrued termination benefits through the first two quarters of 2012.

Interest and Other Income (Expense), Net

	Year Ended December 31,			2011 over 2010 $ Change	2010 over 2009 $ Change	2011 over 2010 % Change	2010 over 2009 % Change

(Dollars in thousands)	2011	2010	2009
Interest and Other Income (Expense), Net	$6	$393	$(28)	$(387)	$421	(98.5%)	1,503.6%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

During 2011, interest and other income (expense), net decreased by approximately $387,000 as compared to 2010. This decrease was primarily due to a $219,000 decrease in foreign currency translation gains, an $82,000 decrease in interest income, and a $69,000 increase in losses on disposal of fixed assets. The decrease in foreign currency translation gains is due to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar strengthens in value against these foreign currencies, as it did during both 2011 and 2010, the associated translation gains favorably impact other income. Conversely, when the U.S. dollar weakens, the resulting translation losses negatively impact other income. The reduction in interest income is primarily the result of a reduction in our average invested cash balance between the periods coupled with reductions in the weighted average yield on our investment portfolio.

During 2010, interest and other income (expense), net increased by approximately $421,000 as compared to 2009. This increase was primarily due to a $682,000 increase in foreign currency translation gains on our short-term intercompany balances, which was partially offset by a $233,000 decrease in interest income. As was the case in 2011, the reduction in interest income was primarily the result of a reduction in our average invested cash balance between the periods coupled with reductions in the weighted average yield on our investment portfolio.

We do not currently anticipate interest income on our investment portfolio will improve during 2012 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Year Ended December 31,			2011 over 2010	2010 over 2009	2011 over 2010	2010 over 2009
(Dollars in thousands)	2011	2010	2009	$ Change	$ Change	% Change	% Change
Interest Expense on Lease Financing Obligations	$1,468	$1,572	$1,668	$(104)	$(96)	(6.6%)	(5.8%)

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

As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, we currently expect a higher proportion of the payments we make in 2012 will be allocated to principal repayment and less will be allocated to interest expense.

Income Tax Expense (Benefit)

	Year Ended December 31,			2011 over 2010	2010 over 2009	2011 over 2010	2010 over 2009
(Dollars in thousands)	2011	2010	2009	$ Change	$ Change	% Change	% Change
Income Tax Expense (Benefit)	$329	$301	$(257)	$28	$558	9.3%	217.1%

The provision for income taxes for 2011, 2010, and 2009 includes a provision for state and foreign taxes based on our annual estimated effective tax rate for the year. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes and our valuation allowance on our deferred tax assets. Income tax expense of $329,000 and $301,000 in 2011 and 2010, respectively, and income tax benefit of $257,000 in 2009, consists primarily of taxes related to profitable foreign subsidiaries and various state minimum taxes. In 2009, the taxes for profitable foreign subsidiaries were more than offset by U.S. federal tax refunds we were able to apply for as a result of federal tax legislation that was passed during the year.

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

Purchase Commitments. We utilize several contract manufacturers who manufacture and test our products requiring assembly. These contract manufacturers acquire components and build product based on demand information supplied by us in the form of purchase orders and demand forecasts. These purchase orders and demand forecasts generally cover periods up to twelve months, and in rare cases, up to eighteen months. We also obtain individual components for our products from a wide variety of individual suppliers. We generally acquire these components through the issuance of purchase orders, and in some cases through demand forecasts, both of which cover periods up to twelve months. The products covered by these purchase orders are not included in our reported inventory until such time as we receive them. To the extent our sales forecasts are not achieved, and we are unable to cancel or modify our outstanding purchase orders for quantities exceeding our revised requirements, our reported inventories may increase or we may be required to provide a reserve against excess inventories.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our consolidated statements of income, was approximately $532,000 during 2011, $616,000 during 2010, and $450,000 during 2009.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of December 31, 2011, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of December 31, 2011, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

As of December 31, 2011, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Lease financing obligations	$28,592	$3,214	$6,582	$6,903	$11,893
Operating leases	7,640	1,445	2,149	1,590	2,456
Purchase commitments	26,067	26,067	—	—	—

Total	$62,299	$30,726	$8,731	$8,493	$14,349

The amounts in the table above exclude $966,000 of income tax liabilities and related interest and penalties related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement. See Note 9, “Income Taxes” of Notes to Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through December 31, 2011, we raised $295.0 million from the sale of preferred stock and common stock, including the exercise of stock options from our employees and directors.

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

In April 2008, our board of directors approved a new stock repurchase program, which authorized us to repurchase up to 3.0 million shares of our common stock, in accordance with Rule 10b-18 and other applicable laws, rules and regulations. There were no repurchases under this stock repurchase program during the year ended December 31, 2011. This stock repurchase program expired in April 2011. Since inception, we repurchased a total of 750,000 shares under this program at a cost of $8.9 million.

The following table presents selected financial information for each of the last three fiscal years (dollars in thousands):

	As of December 31,
	2011	2010	2009
Cash, cash equivalents, and short-term investments	$58,656	$64,632	$80,116
Trade accounts receivable, net	35,215	25,102	21,496
Working capital	74,922	77,259	96,357
Stockholder’s equity	89,108	93,989	115,898

As of December 31, 2011, we had $58.7 million in cash, cash equivalents, and short-term investments, a decrease of $6.0 million as compared to December 31, 2010. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.

Cash flows from operating activities. Cash flows from operating activities have historically been driven by net loss levels, adjustments for non-cash charges such as stock-based compensation expenses, depreciation, and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $225,000 in 2011, a $9.0 million decrease from 2010. During 2011, net cash used in operating activities was primarily the result of our net loss of $13.0 million and a net change in our operating assets and liabilities of $3.0 million, which was partially offset by non-cash charges for stock-based compensation expenses of $9.6 million and depreciation and amortization expenses of $5.9 million. The primary components of the $3.0 million net change in our operating assets and liabilities were a $10.1 million increase in accounts receivable, a $3.9 million increase in deferred cost of goods sold, and a $2.1 million increase in inventories, all of which was partially offset by an $8.0 million increase in accounts payable, a $3.8 million increase in deferred revenues, and a $1.2 million increase in accrued liabilities. Accounts receivable increased due primarily to higher days sales outstanding as of December 31, 2011 as compared to December 31, 2010, and to a lesser extent by an overall increase in revenues in the fourth quarter of 2011 as compared to the same period in 2010. Deferred cost of goods sold increased in conjunction with an increase in deferred revenues. Inventories increased primarily due to the timing of customer shipments during the latter part of the fourth quarter that had not yet reached their destination. During the fourth quarter of 2011, the amount of product shipped in the latter part of the quarter for which customer acceptance had not yet been received was higher than what was observed in the fourth quarter of 2010. Accounts payable increased due to the timing of expenditures during the fourth quarter of 2011. Deferred revenues increased due primarily to the timing of products shipped during the fourth quarter of 2011. Accrued liabilities increased primarily due to amounts accrued for our 2011 management bonus program, which were partially offset by the payment of termination benefits that were accrued as part of our restructuring program in the fourth quarter of 2010.

During 2010, net cash used in operating activities of $9.2 million was primarily the result of our net loss of $31.3 million, which was partially offset by non-cash charges for stock-based compensation expenses of $12.3 million, depreciation and amortization expenses of $6.7 million, and a net change in our operating assets and liabilities of $3.1 million. The primary components of the $3.1 million net change in our operating assets and liabilities were a $3.0 million increase in accounts payable, a $2.0 million decrease in inventories, and a $1.8 million increase in accrued liabilities, the benefits of which were partially offset by a $3.6 million increase in accounts receivable. Accounts payable increased due to the timing of expenditures during the fourth quarter of 2010. Inventories decreased due to continuing improved inventory management in 2010. At the end of 2008, inventory levels were historically high due in part to the world-wide economic slowdown that occurred during the fourth quarter. During 2009 and 2010, inventories were managed back down to more reasonable levels. Accrued liabilities increased primarily due to approximately $1.2 million of accrued termination benefits resulting from a restructuring program we initiated in the fourth quarter of 2010, and to a lesser extent, by a $497,000 increase in customer deposits. Accounts receivable increased due to the timing of revenues generated in the fourth quarter. During the fourth quarter of 2010, a higher percentage of the quarter’s revenues were generated in the latter half of the quarter as compared to 2009, which resulted in a higher receivable balance as of December 31, 2010.

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

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $13.5 million for 2011, a $9.5 million increase in cash inflows compared to 2010. Net cash provided by investing activities in 2011 was primarily the result of net redemptions of available-for-sale short-term investments of $15.9 million, partially offset by capital expenditures of $2.3 million.

Net cash provided by investing activities of $4.0 million in 2010 was primarily the result of net redemptions of available-for-sale short-term investments of $6.0 million, partially offset by capital expenditures of $2.0 million.

Net cash used in investing activities of $14.1 million in 2009 was primarily the result of net purchases of available-for-sale short-term investments of $13.4 million and by capital expenditures of $1.8 million, partially offset by a $1.1 million decrease in our other long-term assets due to the repayment of a loan made to one of our key employees.

Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase program and principal payments under our lease financing obligations. Net cash used in financing activities was $3.1 million for 2011, an $867,000 decrease in cash outflows compared to 2010. Net cash used in financing activities in 2011 was primarily attributable to $2.3 million of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of performance shares and upon the exercise of options and $1.7 million of principal payments on our lease financing obligations; partially offset by proceeds of $945,000 resulting from issuance of common stock upon exercise of options by our employees.

Net cash used in financing activities of $3.9 million in 2010 was primarily attributable to $2.9 million of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of performance shares and upon the exercise of options and $1.6 million of principal payments on our lease financing obligations; partially offset by proceeds of $615,000 resulting from issuance of common stock upon exercise of options by our employees.

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

As noted above, our cash and investments totaled $58.7 million as of December 31, 2011. Of this amount, approximately 1% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.

We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.

We maintain a $10.0 million line of credit with our primary bank, which expires on July 1, 2012. The letter of credit contains certain financial covenants requiring us to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of December 31, 2011, we were in compliance with these covenants. As of December 31, 2011, our primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

In the future, our cash reserves may be used to strategically acquire other companies, products, or technologies that are complementary to our business. In addition, our combined cash, cash equivalents, and short-term investments balances could be negatively affected by various risks and uncertainties, including, but not limited to, the risks detailed in this Annual Report in Part I, Item 1A — Risk Factors. For example, any continued weakening of economic conditions or changes in our planned cash outlay could negatively affect our existing cash reserves.

Based on our current business plan and revenue prospects, we believe that our existing cash reserves will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. However, we currently expect that our combined cash, cash equivalent, and short-term investment balance will decline during 2012. We expect that cash requirements for our payroll and other operating costs will continue at about existing levels. We also expect that we will continue to acquire capital assets such as computer systems and related software, office and manufacturing equipment, furniture and fixtures, and leasehold improvements, as the need for these items arises. In the event that we require additional financing, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.

RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011, 2010, and 2009, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, our former Executive Chairman, M. Kenneth Oshman, used his private plane or charter aircraft for Echelon business for himself and any employees that accompanied him. In August 2008, our board of directors approved a reimbursement arrangement whereby our company would reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. The Compensation Committee of our board of directors reaffirmed this arrangement in February 2011. Such costs included flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. This arrangement was discontinued upon Mr. Oshman’s death in August 2011. During the year ended December 31, 2011, we incurred no expenses pursuant to the reimbursement arrangement. While the arrangement was in effect, the Audit Committee of the board of directors regularly reviewed these reimbursements.

In June 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million (see Note 11 to our accompanying consolidated financial statements for additional information on our transactions with Enel). The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. To our knowledge, Enel has not disposed of any of its 3.0 million shares. Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. A representative of Enel served on our board until March 14, 2012; no Enel representative is presently on our board.

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, we cooperated with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, we supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from us. Under the software enhancement agreement, we provide software enhancements to Enel for use in its Contatore Elettronico system. The software enhancement agreement expires in December 2012 and the development and supply agreement expires in December 2013, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances.

During 2011, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $7.1 million, none of which was included in accounts receivable, net at December 31, 2011. During 2010, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $4.6 million, none of which was included in accounts receivable, net at December 31, 2010. During 2009, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $10.5 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

There have been no new recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2011, that are of significance, or potential significance, to our company.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at December 31, 2011, the fair market value of the portfolio would decline by an immaterial amount, due primarily to the fact that current interest rates remain at historically low levels. We currently intend to hold our fixed income investments until maturity or for a period of time as needed to recover any decline in value due to interest rate fluctuation, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, in the unlikely event it was necessary, we could decide to sell some or all of our short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. Due to our modest exposure to foreign currency fluctuations, if foreign exchange rates were to fluctuate by 10% from rates at December 31, 2011, our financial position and results of operations would not be materially affected. However, it is possible that there could be a material impact in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item are set forth in Item 6 and at the pages indicated in
Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Effectiveness of Disclosure Controls and Procedure

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. This evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting is effective at this reasonable assurance level as of December 31, 2011. The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 48 of this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 14, 2012, Livio Gallo informed us that, for personal reasons, he was retiring as a member of our Board of Directors. We accepted his retirement effective immediately.

Echelon is scheduled to hold its 2012 annual meeting of stockholders on May 22, 2012. The meeting will commence at 10:00 a.m., PDT, and will be held at our corporate headquarters located at 570 Meridian Avenue, San Jose, California 95126. The date of record for the annual meeting is March 27, 2012.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our executive officers required by this Item is incorporated herein by reference from the section titled “Executive Officers of Registrant” in Part I of this annual report on Form 10-K. The remaining information required by this Item is incorporated herein by reference from our Proxy Statement for the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2012 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

1.	Financial Statements

2.	Financial Statement Schedule

See Note 13 in Notes to Consolidated Financial Statements	75

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits

Item 601 of Regulation S-K requires the following exhibits listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description of Document

3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.3(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

4.2(4)	Second Amended and Restated Modification Agreement dated May 15, 1997.

10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(10)+	1997 Stock Plan (as amended and restated March 26, 2004)

10.2(a)(5)+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature

10.2(b)(5)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature

10.2(c)(6)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement

10.2(d)(5)+	Form of 1997 Stock Plan Performance Share Agreement (re: non-standard vesting schedule)

10.2(e)(5)+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees

10.2(f)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees

10.2(g)(5)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees

10.2(h)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria

10.2(i)(5)+	Form of 1997 Stock Plan Performance Share Agreement

10.2(j)(13)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement

10.2(k)(7)+	Form of 1997 Stock Plan Performance Share Agreement for US-based corporate officers

10.2(l)(11)+	Form of 1997 Stock Plan Performance Share Agreement for non US-based corporate officers

10.2(m)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for US-based corporate officers

10.2(n)(7)+ 10.2(o)(12)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non US-based corporate officers Form of 1997 Stock Plan Restricted Stock Award Agreement

10.3(4)+	1988 Stock Option Plan and forms of related agreements.

10.4(4)	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).

10.5(4)	Form of International Distributor Agreement.

10.6(4)	Form of OEM License Agreement.

10.7(4)	Form of Software License Agreement.

10.8(4)	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.

10.9(8)+	1998 Director Option Plan.

10.10(9)	Building 1 Lease Agreement dated December 30, 1999

10.11(9)	First Amendment to Building 1 Lease Agreement dated May 10, 2000

10.12(9)	Echelon Corporation Common Stock Purchase Agreement with ENEL S.p.A. dated June 30, 2000

10.13(9)	Second Amendment to Building 1 Lease Agreement dated September 22, 2000

10.14(9)	Building 2 Lease Agreement dated November 15, 2001

10.15(9)	Third Amendment to Building 1 Lease Agreement dated April 10, 2008

10.16(9)	First Amendment to Building 2 Lease Agreement dated April 10, 2008

10.17(14)	Form of Value Added Reseller Agreement

10.18	Assignment and Amendment dated April 29, 2011 between the Company and Avnet Europe Comm VA (assigning and modifying the International Distributor Agreement filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed on June 1, 1998)

10.19+	Echelon Corporation Employment Agreement by and between Echelon Corporation and Ronald A. Sege dated August 18, 2010

10.20+	Echelon Corporation Employment letter with William R. Slakey dated September 6, 2011

21.1(3)	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1(4)	Power of Attorney (see signature page).

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 14, 2000.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 16, 2007, filed on August 17, 2007.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1/A filed on July 9, 1998.
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on June 1, 1998.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 16, 2007.
(6)	Incorporated herein by reference to the Registrant’s Current Report Form 8-K dated April 12, 2007, filed on April 18, 2007.
(7)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008.
(8)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on August 21, 2000.
(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, filed on March 11, 2010.
(10)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on June 1, 2005.
(11)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on August 6, 2010.
(12)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 3, 2010
(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 17, 2008
(14)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Echelon Corporation:

We have audited the accompanying consolidated balance sheets of Echelon Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echelon Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Echelon Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company changed its method of accounting for multiple element revenue transactions in the year ended December 31, 2010, resulting from the adoption of new accounting pronouncements.

/s/ KPMG LLP

Santa Clara, California

March 14, 2012

ECHELON CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$17,658	$7,675
Short-term investments	40,998	56,957
Accounts receivable, net of allowances of $1,801 in 2011 and $945 in 2010	35,215	25,102
Inventories	11,125	8,993
Deferred cost of goods sold	6,536	2,588
Other current assets	4,044	3,962

Total current assets	115,576	105,277

Property and equipment, net	27,201	31,020
Goodwill	8,235	8,316
Other long-term assets	693	957

TOTAL ASSETS	$151,705	$145,570

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$18,313	$10,399
Accrued liabilities	7,755	6,713
Current portion lease financing obligations	1,870	1,731
Deferred revenues	12,716	9,175

Total current liabilities	40,654	28,018

Long-Term Liabilities:
Lease financing obligations, excluding current portion	20,193	22,062
Other long-term liabilities	1,750	1,501

Total long-term liabilities	21,943	23,563

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized – 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value:
Authorized – 100,000,000 shares
Issued – 45,740,637 shares in 2011 and 45,211,460 shares in 2010
Outstanding – 42,521,453 shares in 2011 and 41,992,276 shares in 2010	457	452
Additional paid-in capital	346,952	338,521
Treasury stock, at cost (3,219,184 shares in 2011 and 2010)	(28,130)	(28,130)
Accumulated other comprehensive income	244	561
Accumulated deficit	(230,415)	(217,415)

Total stockholders’ equity	89,108	93,989

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,705	$145,570

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
REVENUES:
Product	$152,699	$107,441	$100,187
Service	3,788	3,596	3,151

Total revenues [1]	156,487	111,037	103,338

COST OF REVENUES:
Cost of product	87,063	59,722	56,813
Cost of service	2,262	2,464	2,418

Total cost of revenues	89,325	62,186	59,231

Gross profit	67,162	48,851	44,107

OPERATING EXPENSES:
Product development	34,755	34,762	35,435
Sales and marketing	25,719	25,062	23,525
General and administrative	17,897	17,647	15,742
Restructuring charges	—	1,212	—

Total operating expenses	78,371	78,683	74,702

Loss from operations	(11,209)	(29,832)	(30,595)
Interest and other income (expense), net	6	393	(28)
Interest expense on lease financing obligations	(1,468)	(1,572)	(1,668)

Loss before income taxes	(12,671)	(31,011)	(32,291)
Income tax expense (benefit)	329	301	(257)

NET LOSS	$(13,000)	$(31,312)	$(32,034)

Loss per share:
Basic	$(0.31)	$(0.76)	$(0.79)

Diluted	$(0.31)	$(0.76)	$(0.79)

Shares used in per share calculation:
Basic	42,083	41,365	40,724

Diluted	42,083	41,365	40,724

[1]	Includes related party amounts of $7,119 in 2011, $4,645 in 2010, and $10,518 in 2009. See Note 11 for additional information on related party transactions.

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Net loss	$(13,000)	$(31,312)	$(32,034)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(302)	(500)	335
Unrealized holding gain (loss) on available-for-sale securities	(15)	15	(73)

Comprehensive loss	$(13,317)	$(31,797)	$(31,772)

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehen- sive Income (Loss)	Accumu- lated Deficit	Total

	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2008	43,676	$437	(3,219)	$(28,130)	$313,549	$784	$(154,069)	$132,571
Exercise of stock options	428	4	—	—	2,879	—	—	2,883
Release of performance shares	365	3	—	—	(3)	—	—	—
Stock received for payment of option exercise price	(119)	(1)	—	—	(835)	—	—	(836)
Stock received for payment of employee taxes on vesting of performance shares and upon exercise of stock options	(124)	(1)	—	—	(1,343)	—	—	(1,344)
Repurchase of employee shares	(1)	—	—	—	(7)	—	—	(7)
Stock-based compensation	—	—	—	—	14,403	—	—	14,403
Foreign currency translation adjustment	—	—	—	—	—	335	—	335
Unrealized holding loss on available-for-sale securities	—	—	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	—	—	(32,034)	(32,034)

BALANCE AT DECEMBER 31, 2009	44,225	$442	(3,219)	$(28,130)	$328,643	$1,046	$(186,103)	$115,898
Exercise of stock options	1,647	16	—	—	12,516	—	—	12,532
Release of performance shares	723	7	—	—	(7)	—	—	—
Issuance of restricted stock	250	3	—	—	(3)	—	—	—
Stock received for payment of option exercise price	(1,291)	(13)	—	—	(11,946)	—	—	(11,959)
Stock received for payment of employee taxes on vesting of performance shares and upon exercise of stock options	(343)	(3)	—	—	(3,010)	—	—	(3,013)
Stock-based compensation	—	—	—	—	12,328	—	—	12,328
Foreign currency translation adjustment	—	—	—	—	—	(500)	—	(500)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(31,312)	(31,312)

BALANCE AT DECEMBER 31, 2010	45,211	$452	(3,219)	$(28,130)	$338,521	$561	$(217,415)	$93,989
Exercise of stock options	505	5	—	—	3,600	—	—	3,605
Release of performance shares	549	5	—	—	(5)	—	—	—
Stock received for payment of option exercise price	(281)	(3)	—	—	(2,657)	—	—	(2,660)
Stock received for payment of employee taxes on vesting of performance shares and upon exercise of stock options	(243)	(2)	—	—	(2,156)	—	—	(2,158)
Stock-based compensation	—	—	—	—	9,649	—	—	9,649
Foreign currency translation adjustment	—	—	—	—	—	(302)	—	(302)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(13,000)	(13,000)

BALANCE AT DECEMBER 31, 2011	45,741	$457	(3,219)	$(28,130)	$346,952	$244	$(230,415)	$89,108

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,000)	$(31,312)	$(32,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,921	6,721	6,468
Increase in allowance for doubtful accounts	25	28	27
Loss on disposal of fixed assets	128	5	37
Reduction of (increase in) accrued investment income	70	(31)	43
Stock-based compensation	9,649	12,328	14,403
Change in operating assets and liabilities:
Accounts receivable	(10,121)	(3,580)	1,943
Inventories	(2,106)	2,006	5,553
Other current assets	164	(402)	1,148
Accounts payable	8,033	2,999	(3,076)
Deferred cost of goods sold	(3,926)	608	(732)
Accrued liabilities	1,185	1,795	(492)
Deferred revenues	3,806	(275)	920
Deferred rent	(53)	(75)	(26)

Net cash used in operating activities	(225)	(9,185)	(5,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale short-term investments	(71,978)	(62,848)	(137,715)
Proceeds from sales and maturities of available-for-sale short-term investments	87,850	68,847	124,335
Changes in other long-term assets	(17)	27	1,082
Capital expenditures	(2,349)	(1,995)	(1,824)

Net cash provided by (used in) investing activities	13,506	4,031	(14,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	945	615	2,004
Principal payments of lease financing obligations	(1,731)	(1,588)	(1,452)
Repurchase of common stock from employees for payment of taxes on vesting of performance shares and upon exercise of stock options	(2,265)	(2,945)	(1,309)

Net cash used in financing activities	(3,051)	(3,918)	(757)

EFFECT OF EXCHANGE RATES ON CASH	(247)	(459)	234

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,983	(9,531)	(20,463)

CASH AND CASH EQUIVALENTS:
Beginning of year	7,675	17,206	37,669

End of year	$17,658	$7,675	$17,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$1,459	$1,564	$1,659

Cash paid for income taxes	$429	$—	$122

See accompanying notes to the consolidated financial statements.

ECHELON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

(a) Operations

Echelon Corporation (the “Company”) was incorporated in California in February 1988 and was reincorporated in Delaware in January 1989. The Company is based in San Jose, California, and maintains offices in eleven foreign countries throughout Europe and Asia. Echelon develops, markets, and sells energy control networking solutions, a critical element of incorporating action-oriented intelligence into the utility grid, buildings, streetlights, and other energy devices – all components of the evolving smart grid, which encompasses everything from the power plant to the plug. Echelon’s products can be used to make the management of electricity over the smart grid cost effective, reliable, survivable and instantaneous. The Company’s products enable everyday devices — such as air conditioners, appliances, electricity meters, light switches, thermostats, and valves — to be made “smart” and inter-connected.

The Company’s products are based on its LonWorks networking technology, an open standard for interoperable networked control. In a LonWorks control network, intelligent control devices, called nodes, communicate using the Company’s LonWorks protocol. The Company’s open standard, multi-application energy control networking platform powers energy-savings applications for the smart grid, smart cities and smart buildings that help customers save on their energy usage, reduce outage duration or prevent outages from happening entirely, reduce carbon footprint and more. The Company classifies its products and services into two primary categories: Systems, such as its smart metering solutions, which are targeted for use by utilities and that were previously referred to as Utility products and services; and Sub-systems that include components, control nodes and development software, which are sold typically to OEMs who build them into their smart grid, smart cities and smart buildings solutions. Revenues from the Company’s Sub-systems products and services were previously referred to as Commercial and Enel Project revenues.The Company sells its products and services directly or through its partners around the world to the building, industrial, transportation, utility/home and other automation markets.

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

•

The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 69% of net revenues for the year ended December 31, 2011 was derived from five customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from the Company, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

•

The Company utilizes third-party contract electronic manufacturers to manufacture, assemble, and test its products. As a result of current credit market conditions, if any of these third-parties were unable to obtain the necessary capital to operate their business, they may be unable to provide the Company with timely services or to make timely deliveries of products.

•

Due to the continuing worldwide economic situation, coupled with the fact that the Company’s Systems customers generally procure products that have been customized to meet their requirements, the Company has limited visibility into ultimate product demand, which makes sales forecasting more difficult. As a result, anticipated demand may not materialize, which could subject the Company to increased levels of excess and obsolete inventories.

•

The Company has historically experienced shortages or interruptions in supply for certain products or components used in the manufacture of the Company’s products that have been or will be discontinued. In order to ensure an adequate supply of these items, the Company has occasionally purchased quantities of these items that are in excess of the Company’s then current estimate of short-term requirements. If the long-term requirements do not materialize as originally expected, and the Company is not otherwise able to dispose of these excess products or components, it could subject the Company to increased levels of excess and obsolete inventories. For example, to ensure supply, the Company procured a substantial quantity of a certain component used in one of its Systems products. If the long-term requirements do not materialize as originally expected, or if the Company develops alternative solutions that no longer employ these items and the Company is not able to dispose of these excess products or components, it could subject the Company to increased levels of excess and obsolete inventories.

(d) Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Significant estimates and judgments are used for revenue recognition, performance-based equity compensation, inventory valuation, allowance for warranty costs, and other loss contingencies. In order to determine the carrying values of assets and liabilities that are not readily apparent from other sources, the Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances. Actual results experienced by the Company may differ materially from management’s estimates.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery to the customer’s carrier (and acceptance, as applicable) has occurred, the sales price is fixed or determinable, collectability is probable, and there are no post-delivery obligations. For non-distributor hardware sales, including sales to third party manufacturers, these criteria are generally met at the time of delivery to the customer’s carrier. However, for arrangements that contain contractual acceptance provisions, revenue recognition may be delayed until acceptance by the customer or the acceptance provisions lapse unless the Company can objectively demonstrate that the contractual acceptance criteria have been satisfied, which is generally accomplished by establishing a history of acceptance for the same or similar products. For sales made to the Company’s distributor partners, revenue recognition criteria are generally met at the time the distributor sells the products through to its end-use customer. Service revenue is recognized as the training services are performed, or ratably over the term of the support period.

The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to distributors of its products as a reduction in revenue. With the exception of sales to distributors, the Company’s customers are generally not entitled to return products for a refund. For sales to distributors, due to contractual rights of return and other factors that impact the Company’s ability to make a reasonable estimate of future returns and other sales incentives, revenues are not recognized until the distributor has shipped its products to the end customer.

Multiple Element Arrangements

The Company’s multiple deliverable revenue arrangements are primarily related to sales of its Systems products, which may include, within a single arrangement, electricity meters and data concentrators (collectively, the “Hardware”); NES system software; Element Manager software; post-contract customer support (“PCS”) for the NES system and Element Manager software; extended warranties for the Hardware; and, occasionally, specified enhancements or upgrades to software used in the NES system. For arrangements originating or materially modified after December 31, 2009, with the exception of the NES system software, each of these deliverables is considered a separate unit of accounting. The NES system software functions together with an electricity meter to deliver its essential functionality and any related software license fee is charged for on a per meter basis. Therefore, the NES system software and an electricity meter are combined and considered a single unit of accounting. The Element Manager software is not considered to be part of an electricity meter’s essential functionality and, therefore, Element Manager software and any related PCS continues to be accounted for under industry specific software revenue recognition guidance. However, all other NES system deliverables are no longer within the scope of industry specific software revenue recognition guidance.

The Company allocates revenue to each element in a multiple-element arrangement based upon their relative selling price. The Company determines the selling price for each deliverable using vendor specific objective evidence (“VSOE”) of selling price or third party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, the Company uses its best estimated selling price (“BESP”) for that deliverable. Since the use of the residual method is eliminated under the new accounting standards, any discounts offered by the Company are allocated to each of the deliverables. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for the respective element.

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

The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the year ended December 31, 2011 resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.

For multiple element arrangements that were entered into prior to January 1, 2010 and that included NES system and/or Element Manager software, the Company deferred the recognition of all revenue until all software required under the arrangement had been delivered to the customer. Once the software was delivered, the Company recognized revenues for the Hardware and software royalties upon customer acceptance of the Hardware based on a constant ratio of meters to data concentrators, which is determined on a contract-by-contract basis. To the extent actual deliveries of either meters or data concentrators was disproportionate to the expected overall ratio for any given arrangement, revenue for the excess meters or data concentrators was deferred until such time as additional deliveries of meters or data concentrators had occurred. Revenues for PCS on the NES system and Element Manager software, as well as for extended warranties on Systems Hardware products, were recognized ratably over the associated service period, which generally commenced upon the later of the delivery of all software, or the customer’s acceptance of any given Hardware shipment.

As of December 31, 2011, 2010, and 2009, approximately $9.4 million, $3.7 million, and $5.2 million, respectively, of the Company’s Systems revenue was deferred. All of the $9.4 million of deferred revenue at December 31, 2011 relates to revenue that is being accounted for under the revenue recognition guidance applicable to transactions entered into after December 31, 2009.

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

(g) Stock-Based Compensation

The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the enterprise. Stock-based compensation cost for restricted stock units (“RSUs”) granted to employees is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for RSUs granted to non-employee consultants is measured based on the closing fair market value of the Company’s common stock at the earlier of the date at which a commitment for performance by the consultant to earn the performance shares is reached, or the date at which the consultant’s performance necessary for the performance shares to vest has been completed. Stock-based compensation cost for stock options and stock appreciation rights granted to employees (“SARs”) is estimated at the grant date based on each award’s fair-value as calculated using uses the Black-Scholes-Merton (“BSM”) option-pricing model. The Company recognizes stock-based compensation cost as expense using the accelerated multiple-option approach over the requisite service period. Further information regarding stock-based compensation can be found in Note 5 of these Notes to Consolidated Financial Statements.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company’s only financial assets or liabilities required to be measured at fair value on a recurring basis at December 31, 2011, are fixed income available-for-sale securities. See Note 2 for a summary of the input levels used in determining the fair value of the Company’s cash equivalents and short-term investments as of December 31, 2011.

(k) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor, and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	December 31,
	2011	2010
Purchased materials	$2,346	$4,306
Work-in-process	86	48
Finished goods	8,693	4,639

	$11,125	$8,993

(l) Impairment of Long-Lived Assets Including Goodwill

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset’s carrying value to the future undiscounted cash flows the asset is expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. For the three years ended December 31, 2011, the Company recognized no material impairments.

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

(m) Software Development Costs

For software to be sold, leased, or otherwise marketed, the Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the three years ended December 31, 2011, costs that were eligible for capitalization were insignificant and, thus, the Company has charged all software development costs to product development expense in the accompanying consolidated statements of operations.

(n) Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Accrued payroll and related costs	$5,673	$3,727
Warranty reserve	823	877
Accrued taxes	170	167
Customer deposits	101	197
Restructuring charges	49	1,158
Payments received toward design and development expenses	—	300
Other accrued liabilities	939	287

	$7,755	$6,713

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

(p) Concentrations of Credit Risk and Suppliers

The Company’s financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable, and lease financing obligations. The carrying value of the Company’s financial instruments approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments, which are classified as either cash equivalents or short-term investments, and trade receivables. With respect to its investments, the Company has an investment policy that limits the amount of credit exposure to any one financial institution and restricts placement of the Company’s investments to financial institutions independently evaluated as highly creditworthy. With respect to its trade receivables, the Company performs ongoing credit evaluations of each of its customers’ financial condition. For a customer whose credit worthiness does not meet the Company’s minimum criteria, the Company may require partial or full payment prior to shipment. Alternatively, prior to shipment, customers may be required to provide the Company with an irrevocable letter of credit or arrange for some other form of coverage, such as a bank guarantee, to mitigate the risk of uncollectibility. Additionally, the Company establishes an allowance for doubtful accounts and sales return allowances based upon factors surrounding the credit risk of specific customers, historical trends, and other available information.

With the exception of amounts owed the Company on sales made to certain significant customers, concentrations of credit risk with respect to trade receivables are generally limited due to the Company’s large number of customers and their dispersion across many different industries and geographies. As of December 31, 2011 and 2010, the percentage of the Company’s total accounts receivable balance that were due from the following significant customers is as follows (refer to Note 6 “Significant Customers” for a discussion of revenues generated from the Company’s significant customers):

	December 31,
	2011	2010
Telvent Energia y Medioambiente SA	46.2%	5.0%
Duke Energy Corporation	15.7%	16.3%
Eltel Networks A/S	7.5%	39.3%
EBV Electronik GmbH / Avnet Europe Comm VA	2.5%	7.4%

Total	71.9%	68.0%

For most of the Company’s products requiring assembly, it relies on a limited number of contract electronic manufacturers, principally Jabil and TYCO. The Company also maintains manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products, including those used in the Company’s Systems products.

The Neuron Chip is an important component that the Company and its customers use in control network devices. In addition to those sold by the Company, the Neuron Chip is currently manufactured and distributed only by Cypress Semiconductor. The other former producer of the Neuron Chip, Toshiba, ceased production due to earthquake damage at its factory in Japan in March 2011. Cypress has recently informed the Company that it has experienced a sharp increase in Neuron Chip demand due to Toshiba’s inability to manufacture parts and satisfy demand. To address this, Cypress has informed the Company that they intend to add additional manufacturing capacity.

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

If any of the Company’s key suppliers were to stop manufacturing the Company’s products or cease supplying the Company with its key components, it could be expensive and time consuming to find a replacement. Also, as the Company’s Systems business grows, it will be required to expand its business with its key suppliers or find additional sources of supply. There is no guarantee that the Company would be able to find acceptable alternatives or additional sources.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the years ended December 31, 2011, 2010, and 2009 (in thousands, except per share amounts):

	00,0000000	00,0000000	00,0000000
	Year Ended December 31,
	2011	2010	2009
Net loss (Numerator):
Net loss, basic and diluted	$(13,000)	$(31,312)	$(32,034)

Shares (Denominator):
Weighted average shares used in basic computation	42,083	41,365	40,724

Weighted average shares used in diluted computation	42,083	41,365	40,724

Net loss per share:
Basic	$(0.31)	$(0.76)	$(0.79)

Diluted	$(0.31)	$(0.76)	$(0.79)

For the years ended December 31, 2011, 2010, and 2009, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there are no potentially dilutive stock options due to the Company’s net loss position. The number of stock options and performance shares excluded from these calculations in 2011, 2010, and 2009 were 5,625,065, 6,476,817, and 7,392,866, respectively.

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

2. FINANCIAL INSTRUMENTS

On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$5,215	$5,215	$—	$—
Fixed income available-for-sale securities: (2)
U.S. government securities	45,999	—	45,999	—

Total fixed income available-for-sale securities	45,999	—	45,999	—

Total	$51,214	$5,215	$45,999	$—

There have been no transfers between fair value measurement levels during the year ended December 31, 2011.

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

(1)	Included in cash and cash equivalents in the Company’s consolidated balance sheets
(2)	Included in either cash and cash equivalents or short-term investments in the Company’s consolidated balance sheets

Of the $46.0 million of fixed income available-for-sale securities at December 31, 2011, approximately $5.0 million are classified as cash equivalents while the remaining $41.0 million are classified as short-term investments. All of the $57.0 million of fixed income available-for-sale securities at December 31, 2010 are classified as short-term investments. As discussed in Note 1, cash equivalents consist of either investments with remaining maturities of three months or less at the date of purchase, or money market funds for which the carrying amount is a reasonable estimate of fair value.

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

The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses for the Company’s available-for-sale short-term investments, by major security type, were as follows as of December 31, 2011 (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$45,997	$45,999	$3	$1

Total investments in debt securities	$45,997	$45,999	$3	$1

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

As of December 31, 2011 and 2010, the Company’s available-for-sale securities had original contractual maturities of between three to twelve months. As of December 31, 2011 and 2010, the average remaining term to maturity for the Company’s available-for-sale securities was two and five months, respectively.

The following table shows the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2011, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands). As of December 31, 2010, there were no investments that were in an unrealized loss position.

	December 31, 2011
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government securities	$27,999	$(1)	$—	$—	$27,999	$(1)

Total	$27,999	$(1)	$—	$—	$27,999	$(1)

Market values were determined for each individual security in the investment portfolio. The decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. The Company reviews its investments on a regular basis to evaluate whether or not any have experienced an other-than-temporary decline in fair value. In performing its review, the Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, and the Company’s intent to sell (or whether it is more likely than not that the Company will be required to sell) the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists, that investment is written down to fair value. In writing the investment down to fair value, any other-than-temporary declines related to a credit loss would be recorded to interest and other income (expense), net in the Company’s Consolidated Statements of Operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. For each of the three years ended December 31, 2011, gross realized gains and losses on the Company’s investment portfolio were not material and there were no other-than-temporary impairments.

3. PROPERTY AND EQUIPMENT

A summary of property and equipment, net as of December 31, 2011 and December 31, 2010 is as follows (in thousands):

	December 31, 2011	December 31, 2010
Buildings and improvements	$37,356	$37,356
Computer and other equipment	23,771	23,496
Software	4,942	4,933
Furniture and fixtures	2,698	2,729
Leasehold improvements	3,826	3,978

	72,593	72,492
Less: Accumulated depreciation and amortization	(45,392)	(41,472)

Property and equipment, net	$27,201	$31,020

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

For each of the years ended December 31, 2011, 2010, and 2009, the Company has recorded depreciation expense associated with the building assets of $2.0 million. As of December 31, 2011 and December 31, 2010, the net book value of the building assets was $16.6 million and $18.6 million, respectively.

Under the lease agreements, a portion of the total lease payments is accounted for as an operating lease of land and recorded as expense on a straight-line basis over the term of the lease. The remaining portions of the monthly lease payments are considered to be payments of principal and interest on the lease financing obligations. For each of the years ended December 31, 2011, 2010, and 2009, land lease expense was $741,000. For the years ended December 31, 2011, 2010, and 2009, principal reductions on the lease financing obligations were $1.7 million, $1.6 million and $1.4 million, respectively; and interest expense was $1.5 million, $1.6 million, and $1.7 million, respectively. See Note 8 for further information on commitments for future minimum lease payments associated with the lease financing obligations.

4. STOCKHOLDERS’ EQUITY AND EMPLOYEE STOCK OPTION PLANS

(a) Preferred Stock

As of December 31, 2011, the Company was authorized to issue 5,000,000 shares of new $0.01 par value preferred stock, of which none was outstanding.

(b) Common Stock

As of December 31, 2011, the Company was authorized to issue 100,000,000 shares of $0.01 par value common stock, of which 42,521,453 were outstanding.

In April 2008, the Company’s board of directors approved a stock repurchase program, which authorized the Company to repurchase up to 3.0 million shares of the Company’s common stock. There were no repurchases under the new stock repurchase program during the year ended December 31, 2011. Since inception, the Company repurchased a total of 750,000 shares under the program at a cost of $8.9 million. The stock repurchase program expired in April 2011.

(c) Stock Option Programs

The Company grants equity compensation awards under the 1997 Stock Plan (the “1997 Plan”). Prior to July 2008, the Company also issued options to certain members of its Board of Directors under the 1998 Director Option Plan (the “Director Option Plan”). A more detailed description of each plan can be found below.

Stock option and other equity compensation grants are designed to reward employees, officers, directors, and certain non-employee consultants for their long-term contribution to the Company, to align their interest with those of the Company’s stockholders in creating stockholder value, and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants is based on competitive practices, operating results of the Company, and accounting regulations. Since the inception of the 1997 Plan, the Company has granted equity compensation awards to all of its employees.

Historically, the Company has issued new shares upon the exercise of stock options. However, treasury shares are also available for issuance, although the Company does not currently intend to use treasury shares for this purpose.

1997 Stock Plan

During 1997, the Company adopted the 1997 Stock Plan for employees, officers, directors, and non-employee consultants, which was amended and restated in May 2004. As of December 31, 2011, a total of 16,016,208 shares of Common Stock were reserved for issuance under the 1997 Plan. This plan includes annual increases on the first day of the Company’s fiscal year (beginning in 2000) not to exceed the lesser of (i) 5,000,000 shares or (ii) 4% of the outstanding shares on such date. Incentive stock options to purchase shares of common stock may be granted at not less than 100% of the fair market value. Options granted prior to June 15, 2000 and after May 5, 2003, generally have a term of five years from the date of grant. Options granted June 15, 2000 through May 5, 2003, generally have a term of ten years. The exercise price of stock options granted under the 1997 Plan is determined by the Board of Directors (or a Committee of the Board of Directors), but will be at least equal to 100% of the fair market value per share of common stock on the date of grant (or at least 110% of such fair market value for an incentive stock option granted to a stockholder with greater than 10% voting power of all our stock), except that up to 10% of the aggregate number of shares reserved for issuance under the 1997 Plan (including shares that have been issued or are issuable in connection with options exercised or granted under the 1997 Plan) may have exercise prices that are from 0% to 100% of the fair market value of the common stock on the date of grant. Options generally vest ratably over four years.

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

(d) Stock Award Activity

The following table summarizes stock award activity under all plans for the years ended December 31, 2011, 2010, and 2009:

		Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted -Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2008	9,727,337	5,658,325	$8.69
Options and stock appreciation rights granted	(1,161,442)	1,161,442	8.07
RSUs granted	(748,019)	—	—
Options and stock appreciation rights cancelled	463,439	(463,439)	12.01
RSUs cancelled	120,612	—	—
Options exercised	—	(427,552)	6.74
Unissued shares returned to plan	3,490	—	—
1998 Directors Plan shares expired	(40,000)	—	—
Additional shares reserved	1,618,282	—	—

BALANCE AT DECEMBER 31, 2009	9,983,699	5,928,776	$8.45
Options and stock appreciation rights granted	(342,900)	342,900	7.68
RSUs granted	(1,628,183)	—	—
Options and stock appreciation rights cancelled	348,913	(348,913)	10.42
RSUs cancelled	168,298	—	—
Options exercised	—	(1,647,115)	7.61
Unissued shares returned to plan	1,260,465	—	—
1998 Directors Plan shares expired	(10,000)	—	—
Additional shares reserved	1,640,230	—	—

BALANCE AT DECEMBER 31, 2010	11,420,522	4,275,648	$8.55
Options and stock appreciation rights granted	(313,750)	313,750	8.26
RSUs granted	(1,381,070)	—	—
Options and stock appreciation rights cancelled	981,365	(981,365)	8.64
RSUs cancelled	480,571	—	—
Options exercised	—	(504,561)	7.15
Unissued shares returned to plan	190,406	—	—
1998 Directors Plan shares expired	(10,000)	—	—
Additional shares reserved	1,679,692	—	—

BALANCE AT DECEMBER 31, 2011	13,047,736	3,103,472	$8.71

The total intrinsic value of options and SARs exercised during the years ended December 31, 2011, 2010, and 2009 was approximately $1.2 million, $2.8 million, and $1.0 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The following table provides additional information regarding RSU and RSA activity for the years ended December 31, 2011, 2010, and 2009:

	Number Nonvested and Outstanding	Weighted- Average Grant Date Fair- Value
BALANCE AT DECEMBER 31, 2008	1,201,773	$13.11
RSUs granted	748,019	7.87
RSUs vested and released	(365,090)	12.74
RSUs cancelled	(120,612)	13.17

BALANCE AT DECEMBER 31, 2009	1,464,090	$10.52
RSUs and RSAs granted	1,628,183	8.02
RSUs vested and released	(722,806)	10.06
RSUs cancelled	(168,298)	9.76

BALANCE AT DECEMBER 31, 2010	2,201,169	$8.88
RSUs and RSAs granted	1,381,070	8.74
RSUs vested and released	(580,075)	10.55
RSUs cancelled	(480,571)	8.96

BALANCE AT DECEMBER 31, 2011	2,521,593	$8.40

The fair value of each RSU and RSA granted to employees was estimated on the date of grant by multiplying the number of shares granted times the fair market value of the Company’s stock on the grant date.

The total intrinsic value of RSUs and RSAs vested and released during the years ended December 31, 2011, 2010, and 2009 was approximately $5.1 million, $6.2 million, and $3.9 million, respectively. The intrinsic value of vested and released RSUs and RSAs is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested. As of December 31, 2011, the number of RSUs and RSAs outstanding and expected to vest was 2,368,063, with a total intrinsic value of $11.5 million. The intrinsic value of the outstanding and expected to vest RSUs and RSAs is calculated based on the market value of the Company’s closing stock price of $4.87 as of December 30, 2011, the last market trading day of 2011.

The following table provides additional information for significant ranges of outstanding and exercisable stock options and stock appreciation rights as of December 31, 2011:

Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$5.53-$7.46	602,213	3.67	$6.67	$—
7.47	635,022	2.37	7.47	—
7.69	912,303	1.57	7.69	—
7.89-10.62	475,475	3.00	9.39	—
10.65-18.55	443,359	1.47	13.30	—
$20.34-$28.65	35,100	0.56	25.66	—

Outstanding	3,103,472	2.33	$8.71	$—

Vested and expected to vest	3,055,147	2.33	$8.72	$—

Exercisable	2,090,675	1.79	$9.04	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.87 as of December 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

5. STOCK-BASED COMPENSATION:

(a) Valuation of Options, SARs, and Performance Shares Granted

The Company has elected to use the BSM option-pricing model to estimate the fair value of stock options and SARs that it grants. The BSM model incorporates various assumptions including volatility, expected term of the option from the date of grant to the time of exercise, risk-free interest rates, and dividend yields. The weighted average fair value of options and SARs granted during the years ended December 31, 2011, 2010, and 2009, was $4.05, $3.94, and $4.48, respectively, and was determined using the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.2%	1.2%	1.8%
Expected volatility	64.2%	67.5%	71.9%
Expected term (in years)	4.1	4.2	4.3

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

The grant date fair value of RSUs and RSAs granted to employees is determined by multiplying the fair market value of the Company’s stock on the grant date times the number of RSUs and RSAs awarded. During 2011, the Company issued a limited number of performance shares to non-employee consultants. The final measurement date for these awards is determined at the earlier of the date at which a commitment for performance by the consultant to earn the performance shares is reached, or the date at which the consultant’s performance necessary for the performance shares to vest has been completed. Between the date of issuance and the final measurement date, which is expected to be the date the consultants’ performance is complete and the awards vest, the awards are remeasured based on the fair market value of the Company’s stock at each reporting date. During the year ended December 31, 2011, awards granted to non-employee consultants and the related share-based payment expense was not significant.

(b) Equity Compensation Expense for RSUs and RSAs with Financial or other Performance-Based Vesting Requirements

As of December 31, 2011, there were 654,090 non-vested RSUs and RSAs that were subject to service-based vesting conditions as well as certain financial or other performance-based vesting requirements that must be achieved before vesting can occur. The following table contains pertinent information regarding these outstanding awards as of December 31, 2011 (in thousands except for number of awards granted):

Grant Date	# of Awards Granted	Fair Value on Grant Date	Cumulative Expense Recognized	Unearned Compensation Expense	Latest Date Achievement of Performance Condition Could be Met
May 2009	72,019	$529	$463	$66	May 2014
Aug 2010	330,000	2,449	1,521	928	April 2015
April 2011	35,000	311	153	158	April 2015
May 2011	40,000	425	188	237	April 2015
Aug 2011	127,071	1,150	754	396	March 2012
Nov 2011	50,000	276	17	259	April 2015

Total	654,090	$5,140	$3,096	$2,044

Through December 31, 2011, cumulative compensation expense of $3.1 million associated with these 654,090 unvested RSUs and RSAs has been recognized because the Company believes it is probable that the associated performance requirements will be achieved. If such requirements are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. For these 654,090 awards that are considered probable of achievement, the unearned compensation expense of $2.0 million is expected to be recognized over estimated service and performance periods ranging from 2.5 months to 3.9 years. To the extent the Company’s estimate of the timing of achievement of the performance requirements changes in the future, the timing of recognition of the related compensation expense may change.

(c) Expense Allocation

Compensation expense for all share-based payment awards has been recognized using the accelerated multiple-option approach. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated based on historical experience.

As of December 31, 2011, total compensation cost related to non-vested stock options and other equity based awards not yet recognized was $13.6 million, which is expected to be recognized over the next 18 months on a weighted-average basis, and of which $2.0 million relates to awards subject to certain financial-based performance requirements.

The following table summarizes the stock-based compensation expense related to employee stock options and share awards for the years ended December 31, 2011, 2010, and 2009, which was allocated as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of sales – product	$864	$1,172	$1,534
Cost of sales – service	112	125	183

Stock-based compensation expense included in cost of sales	976	1,297	1,717

Product development	3,891	4,185	5,651
Sales and marketing	2,251	2,939	3,421
General and administrative	2,531	3,907	3,614

Stock-based compensation expense included in operating expenses	8,673	11,031	12,686

Total stock-based compensation expense related to stock options and share awards	9,649	12,328	14,403
Tax benefit	—	—	—

Stock-based compensation expense related to stock options and share awards, net of tax	$9,649	$12,328	$14,403

As of December 31, 2011, approximately $38,000 and $23,000 of stock-based compensation expense was capitalized as part of the cost of inventory and deferred cost of goods sold, respectively. As of December 31, 2010, approximately $60,000 and $18,000 of stock-based compensation expense was capitalized as part of the cost of inventory and deferred cost of goods sold, respectively.

6. SIGNIFICANT CUSTOMERS:

The Company markets its products and services throughout the world to original equipment manufacturers (“OEMs”) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three years ended December 31, 2011, the Company had four customers that accounted for a significant portion of its revenues: EBV Electronik GmbH and Avnet Europe Comm VA (“EBV/Avnet”), the Company’s primary distributors of its Sub-systems products in Europe; Duke Energy Corporation (“Duke”), a U.S. utility company; and Telvent Energia y Medioambiente SA (“Telvent”) and Eltel Networks A/S (“Eltel”), value added resellers of the Company’s Systems products. For the years ended December 31, 2011, 2010, and 2009, the percentages of the Company’s revenues attributable to sales made to these customers were as follows:

	Year Ended December 31,
	2011	2010	2009
Duke	27.2%	6.3%	10.7%
Telvent	15.7%	2.8%	1.2%
Eltel	11.5%	28.5%	25.3%
EBV/Avnet	9.5%	12.8%	13.6%

Total	63.9%	50.4%	50.8%

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

Of the percentage of sales made to EBV in 2009, approximately 0.5% related to sales of components the Company sold to EBV, which EBV in turn sold to one of Enel’s third party meter manufacturers. Elsewhere in these Consolidated Financial Statements, those sales are reported as Enel Project revenues.

7. GOODWILL:

The carrying amount of goodwill as of December 31, 2011, 2010, and 2009 relates to three acquisitions, including ARIGO Software GmbH (“ARIGO”) in 2001, BeAtHome in 2002, and MTC in 2003. The goodwill acquired as part of the ARIGO transaction is valued in Euros, and is therefore subject to foreign currency translation gains and losses. The changes in the carrying amount of goodwill, net for the years ended December 31, 2011 and 2010 are as follows (in thousands):

Amount
Balance as of December 31, 2009	$8,496
Unrealized foreign currency translation loss	(180)

Balance as of December 31, 2010	8,316
Unrealized foreign currency translation loss	(81)

Balance as of December 31, 2011	$8,235

8. COMMITMENTS AND CONTINGENCIES:

(a) Lease Commitments

As discussed in Note 3, the Company accounts for the leases of its corporate headquarters facilities as lease financing obligations. As of December 31, 2011, the future minimum lease payments for the lease financing obligations were as follows (in thousands):

2012	$3,214
2013	3,254
2014	3,328
2015	3,410
2016	3,493
2017 and thereafter	11,893

Total payments	$28,592
Amount representing interest	(6,529)

Present value of future minimum lease payments	$22,063

Lease financing obligations classified as current	$1,870

Lease financing obligations classified as long-term	$20,193

The Company also leases facilities under operating leases for its sales, marketing, and product development personnel located elsewhere within the United States and in several foreign countries throughout Europe and Asia, including a land lease for accounting purposes associated with the Company’s corporate headquarters facilities. These operating leases expire on various dates through 2020, and in some instances are cancelable with advance notice. Lastly, the Company also leases certain equipment and, for some of its sales personnel, automobiles. These operating leases are generally less than five years in duration. As of December 31, 2011, future minimum lease payments under all operating leases, including $6.3 million related to the land lease associated with the Company’s corporate headquarters facilities (see Note 3), were as follows (in thousands):

2012	$1,445
2013	1,161
2014	988
2015	814
2016	776
2017 and thereafter	2,456

Total	$7,640

Rent expense for all operating leases was approximately $1.9 million for 2011, $2.1 million for 2010, and $2.0 million for 2009. Although certain of the operating lease agreements provide for escalating rent payments over the term of the lease, rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2011, the Company has accrued approximately $294,000 of deferred rent related to these agreements, of which approximately $44,000 is reflected in current liabilities while the remainder is reflected in other long-term liabilities in the accompanying consolidated balance sheet. As of December 31, 2010, the Company has accrued approximately $347,000 of deferred rent related to these agreements, of which approximately $56,000 is reflected in current liabilities while the remainder is reflected in other long-term liabilities in the accompanying consolidated balance sheet. See Note 3 for explanation of land lease expense on the Company’s corporate headquarters facilities.

(b) Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of product revenues in the Company’s consolidated statements of income, was approximately $532,000, $616,000, and $450,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

(d) Taxes

The Company conducts operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company’s operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with accounting principles generally accepted in the United States of America, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and the Company believes that, as of December 31, 2011, it has adequately provided for such contingencies. However, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

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

From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of December 31, 2011, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

(f) Line of Credit

The Company maintains a $10.0 million line of credit with its primary bank, which expires on July 1, 2012. The letter of credit contains certain financial covenants requiring the Company to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of December 31, 2011, the Company was in compliance with these covenants. As of December 31, 2011, the Company’s primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

9. INCOME TAXES:

The provision for income taxes attributable to continuing operations is based upon income (loss) before income taxes from continuing operations as follows (in thousands):

	00000000000	00000000000	00000000000
	Year Ended December 31,
	2011	2010	2009
Domestic	$(13,782)	$(31,730)	$(32,793)
Foreign	1,111	719	502

	$(12,671)	$(31,011)	$(32,291)

The provision for income taxes consists of the following (in thousands):

	00000000000	00000000000	00000000000
	Year Ended December 31,
	2011	2010	2009
Federal:
Current	$—	$—	$(392)
Deferred	—	—	—

Total federal provision	—	—	(392)

State:
Current	4	4	4
Deferred	—	—	—

Total state provision	4	4	4

Foreign:
Current	325	297	131
Deferred	—	—	—

Total foreign provision	325	297	131

Total income tax expense (benefit)	$329	$301	$(257)

The provision for income taxes differs from the amount estimated by applying the statutory Federal income tax rate to income before taxes as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Federal tax at statutory rate of 35%	$(4,435)	$(10,854)	$(11,302)
State taxes, net of federal benefit	3	2	2
U.S.-Foreign rate differential	(46)	42	140
Change in Valuation Allowance	4,825	11,136	11,052
Others	(18)	(25)	(149)

Total income tax expense (benefit)	$329	$301	$(257)

As of December 31, 2011 and 2010, a valuation allowance has been recorded for the entire gross deferred tax asset as a result of uncertainties regarding the realization of the asset balance. As of December 31, 2011 and 2010, the Company had no significant deferred tax liabilities. The components of the net deferred income tax asset are as follows (in thousands):

	December 31,
	2011	2010
Net operating loss carry forwards	$53,477	$59,724
Tax credit carry forwards	19,902	18,274
Fixed and intangible assets	7,501	7,349
Capitalized research and development costs	37	37
Reserves and other cumulative temporary differences	22,878	24,924

Gross deferred income tax assets	103,795	110,308
Valuation allowance	(103,795)	(110,308)

Net deferred income tax assets	$—	$—

As of December 31, 2011, part of the Company’s valuation allowance on deferred tax assets pertains to certain tax credits and net operating loss carry forwards. In the future, we will reduce the valuation allowance associated with these credits and losses upon the earlier of the period in which we utilize them to reduce the amount of income tax we would otherwise be required to pay on our income tax returns, or when it becomes more likely than not that the deferred tax assets are realizable. In addition, the Internal Revenue Code of 1986, as amended, contains provisions that limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. The Company performed an analysis of the ownership changes in 2001. Since that time, some ownership changes may have occurred, which could cause certain of the Company’s net operating loss and credit carryforwards to be limited in future periods.

As of December 31, 2011, the Company had net operating loss carryforwards of $179.1 million for federal income tax reporting purposes and $78.9 million for state income tax reporting purposes, which expire at various dates through 2031. Of these amounts, a significant portion represents federal and state tax deductions from stock option compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in capital in the year in which the benefit is realized. In addition, as of December 31, 2011, the Company had approximately $11.1 million and $13.4 million of tax credit carryforwards for increased research expenditures for federal and California purposes, respectively. The federal research tax credits will expire at various dates if not utilized by 2031 and the state tax credit can be carried over indefinitely. In accordance with current Internal Revenue Code rules, federal net operating loss carryforwards must be utilized in full before federal research and development tax credits can be used to offset current tax liabilities. As a result, depending on the Company’s future taxable income in any given year, some or all of the federal increased research tax credits, as well as portions of the Company’s federal and state net operating loss carryforwards, may expire before being utilized.

Amounts held by foreign subsidiaries are generally subject to United States income taxation on repatriation to the United States. The Company currently intends to permanently reinvest its undistributed earnings from its foreign subsidiaries outside the United States and United States income taxes have not been provided on cumulative total earnings of $9.2 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following is a rollforward of the Company’s uncertain tax positions for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Balance as of the beginning of the year	$4,537	$4,629
Tax positions related to current year:
Additions	241	340
Reductions	—	—
Tax positions related to prior years:
Additions	167	575
Reductions	—	(1)
Settlements	—	—
Lapses in statute of limitations	(590)	(1,006)

Balance as of the end of the year	$4,355	$4,537

Included in the balance of total unrecognized tax benefits at December 31, 2011 are potential benefits of $755,000, which if recognized, would affect the effective rate on income from continuing operations.

On January 1, 2010, the Company had accrued interest and penalties related to the uncertain tax benefits of approximately $224,000. During 2010, the Company decreased the prior year balance by $82,000 and accrued $65,000 of additional penalties and interest. During 2011, the Company decreased the prior year balance by $53,000 and accrued $47,000 of additional penalties and interest.

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

On December 17, 2010, President Obama signed into law “The Tax Relief, Unemployment Reinsurance Reauthorization and Job Creation Act of 2010.” Among many other tax initiatives, the new law extends the 50% bonus depreciation on eligible property through December 31, 2012 and allows for 100% bonus depreciation on eligible property from September 9, 2010 through December 31, 2011. In addition, the federal credit for increased research expenditures has been extended for two years retroactive to January 1, 2010. As the Company anticipates it will continue to be in a tax loss position for 2011, it will forego the bonus depreciation in its U.S. tax filings for the year ended December 31, 2011.

10. WARRANTY RESERVES:

When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are generally provided for when the associated revenue is recognized. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company’s current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $875,000 as of December 31, 2011 and $904,000 as of December 31, 2010. Of these amounts, $823,000 and $877,000 were included in Accrued Liabilities as of December 31, 2011 and 2010, respectively, while the remaining $52,000 and $27,000 were included in Other Long-Term Liabilities as of December 31, 2011 and 2010, respectively.

11. RELATED PARTIES:

During the years ended December 31, 2011, 2010, and 2009, the law firm of Wilson Sonsini Goodrich & Rosati, P.C. acted as principal outside counsel to our company. Mr. Sonsini, a director of our company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

From time to time, our former Executive Chairman, M. Kenneth Oshman, used his private plane or charter aircraft for Echelon business for himself and any employees that accompanied him. In August 2008, our board of directors approved a reimbursement arrangement whereby our company would reimburse Mr. Oshman for 50% of the costs incurred for his private plane or charter aircraft travel used while on company business. The Compensation Committee of our board of directors reaffirmed this arrangement in February 2011. Such costs included flight charges (subject to any discounted rate that may apply), fuel, fuel surcharges, landing fees, crew costs and related expenses. This arrangement was discontinued upon Mr. Oshman’s death in August 2011. During the year ended December 31, 2011, we incurred no expenses pursuant to the reimbursement arrangement. While the arrangement was in effect, the Audit Committee of the board of directors regularly reviewed these reimbursements.

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

At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, we cooperated with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, we supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from us. Under the software enhancement agreement, we provide software enhancements to Enel for use in its Contatore Elettronico system. The software enhancement agreement expires in December 2012 and the development and supply agreement expires in December 2013, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances.

During 2011, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $7.1 million, none of which was included in accounts receivable, net at December 31, 2011. During 2010, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $4.6 million, none of which was included in accounts receivable, net at December 31, 2010. During 2009, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $10.5 million.

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

The following table sets forth a summary of restructuring activities related to the restructuring program (in thousands):

	December 31, 2010	Costs Incurred	Cash Payments	December 31, 2011
Termination benefits	$1,158	$—	$(1,109)	$49

Accrued restructuring charges of approximately $49,000 as of December 31, 2011 comprise the remaining liability balance and are reflected in accrued liabilities on the Consolidated Balance Sheets. The Company expects to pay these accrued termination benefits prior to June 30, 2012.

13. VALUATION AND QUALIFYING ACCOUNTS (in thousands):

	Balance at Beginning of Period	Charged/ (Credited) to Revenues and Expenses	Write-Off of Previously Provided Accounts	Balance at End of Period
Year Ended December 31, 2011:
Allowance for Doubtful Accounts	$361	$30	$1	$390
Allowance for Customer Returns and Sales Credits	$584	$6,750	$5,923	$1,411
Year Ended December 31, 2010:
Allowance for Doubtful Accounts	$350	$22	$11	$361
Allowance for Customer Returns and Sales Credits	$827	$5,396	$5,639	$584
Year Ended December 31, 2009:
Allowance for Doubtful Accounts	$323	$27	$—	$350
Allowance for Customer Returns and Sales Credits	$687	$5,441	$5,301	$827

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2011 and 2010, long-lived assets of approximately $33.2 million and $37.0 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

The Company has two primary product lines: Systems and Sub-systems. Systems revenue is primarly composed of what the Company previously referred to as Utility revenue, whereas Sub-systems revenue is principally composed of was was previously reported as Commercial and Enel Project revenues. Summary revenue information by product line for the years ended December 31, 2011, 2010, and 2009 is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Systems	$99,428	$57,257	$48,271
Sub-systems	57,059	53,780	55,067

Total	$156,487	$111,037	$103,338

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the years ended December 31, 2011, 2010, and 2009 is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Americas:
United States	$58,182	$24,275	$25,930
Other Americas	2,524	2,494	1,816

Total Americas	60,706	26,769	27,746

EMEA:
Finland	23,633	2,577	107
Germany	18,455	19,637	18,259
Denmark	17,959	31,680	26,234
Other EMEA	20,201	19,649	21,056

Total EMEA	80,248	73,543	65,656

APJ	15,533	10,725	9,936

Total	$156,487	$111,037	$103,338

For information regarding the Company’s major customers, please refer to Note 6, Significant Customers.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tables set forth certain consolidated statement of operations data for each of the quarters in 2011 and 2010. This information has been derived from our quarterly unaudited consolidated financial statements. The quarterly unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes appearing in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

	Three Months Ended
	Dec. 2011	Sep. 2011	June 2011	March 2011	Dec. 2010	Sep. 2010	June 2010	March 2010
	(in thousands, except per share data)
Selected Quarterly Financial Data
Consolidated Statement of Operations Data:
Revenues:
Product	$39,484	$43,010	$42,526	$27,679	$37,897	$26,441	$25,784	$17,319
Service	1,051	817	1,217	703	913	683	1,173	827

Total revenues	40,535	43,827	43,743	28,382	38,810	27,124	26,957	18,146

Cost of revenues:
Cost of product	24,026	25,419	22,966	14,652	21,325	14,083	15,147	9,167
Cost of service	601	501	573	587	594	567	706	597

Total cost of revenues	24,627	25,920	23,539	15,239	21,919	14,650	15,853	9,764

Gross profit	15,908	17,907	20,204	13,143	16,891	12,474	11,104	8,382

Operating expenses:
Product development	8,750	7,533	8,874	9,598	10,164	8,438	7,857	8,303
Sales and marketing	6,536	5,885	6,056	7,242	6,599	6,003	5,963	6,497
General and administrative	4,489	3,747	4,771	4,890	4,532	4,756	4,129	4,230
Restructuring charges	—	—	—	—	1,212	—	—	—

Total operating expenses	19,775	17,165	19,701	21,730	22,507	19,197	17,949	19,030

Income (loss) from operations	(3,867)	742	503	(8,587)	(5,616)	(6,723)	(6,845)	(10,648)
Interest and other income (expense), net	129	390	(153)	(360)	13	(559)	504	435
Interest expense on lease financing obligations	(357)	(363)	(371)	(377)	(384)	(390)	(396)	(402)

Income (loss) before provision for income taxes	(4,095)	769	(21)	(9,324)	(5,987)	(7,672)	(6,737)	(10,615)
Income tax expense (benefit)	100	114	120	(5)	49	170	136	(54)

Net income (loss)	$(4,195)	$655	$(141)	$(9,319)	$(6,036)	$(7,842)	$(6,873)	$(10,561)

Income (loss) per share:
Basic	$(0.10)	$0.02	$(0.00)	$(0.22)	$(0.14)	$(0.19)	$(0.17)	$(0.26)

Diluted	$(0.10)	$0.02	$(0.00)	$(0.22)	$(0.14)	$(0.19)	$(0.17)	$(0.26)

Shares used in net income (loss) per share calculation:
Basic	42,290	42,232	42,038	41,783	41,639	41,560	41,298	41,072

Diluted	42,290	42,987	42,038	41,783	41,639	41,560	41,298	41,072

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2012

ECHELON CORPORATION

By:	/S/ WILLIAM R. SLAKEY
William R. Slakey
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald Sege and William R. Slakey his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signatures	Title	Date

/S/ RONALD SEGE Ronald Sege	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2012

/S/ WILLIAM R. SLAKEY William R. Slakey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2012

/S/ C. MICHAEL MARSZEWSKI C. Michael Marszewski	Vice President Corporate Controller (Principal Accounting Officer)	March 14, 2012

/S/ ARMAS CLIFFORD MARKKULA, JR. Armas Clifford Markkula, Jr.	Vice Chairman	March 7, 2012

/S/ ROBYN M. DENHOLM Robyn M. Denholm	Director	March 12, 2012

/S/ ROBERT J. FINOCCHIO, JR. Robert J. Finocchio, Jr.	Director	March 10, 2012

/S/ ROBERT R. MAXFIELD Robert R. Maxfield	Director	March 5, 2012

/S/ RICHARD M. MOLEY Richard M. Moley	Director	March 11, 2012

/S/ LARRY W. SONSINI Larry W. Sonsini	Director	March 12, 2012

EXHIBIT INDEX

Exhibit No.	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.3(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Form of Registrant’s Common Stock Certificate.

4.2(4)	Second Amended and Restated Modification Agreement dated May 15, 1997.

10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(10)+	1997 Stock Plan (as amended and restated March 26, 2004)

10.2(a)(5)+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature

10.2(b)(5)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature

10.2(c)(6)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement

10.2(d)(5)+	Form of 1997 Stock Plan Performance Share Agreement (re: non-standard vesting schedule)

10.2(e)(5)+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees

10.2(f)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees

10.2(g)(5)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees

10.2(h)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria

10.2(i)(5)+	Form of 1997 Stock Plan Performance Share Agreement

10.2(j)(13)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement

10.2(k)(7)+	Form of 1997 Stock Plan Performance Share Agreement for US-based corporate officers

10.2(l)(11)+	Form of 1997 Stock Plan Performance Share Agreement for non US-based corporate officers

10.2(m)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for US-based corporate officers

10.2(n)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non US-based corporate officers

10.2(o)(12)+	Form of 1997 Stock Plan Restricted Stock Award Agreement

10.3(4)+	1988 Stock Option Plan and forms of related agreements.

10.4(4)	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).

10.5(4)	Form of International Distributor Agreement.

10.6(4)	Form of OEM License Agreement.

10.7(4)	Form of Software License Agreement.

10.8(4)	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.

10.9(8)+	1998 Director Option Plan.

10.10(9)	Building 1 Lease Agreement dated December 30, 1999

10.11(9)	First Amendment to Building 1 Lease Agreement dated May 10, 2000

10.12(9)	Echelon Corporation Common Stock Purchase Agreement with ENEL S.p.A. dated June 30, 2000

10.13(9)	Second Amendment to Building 1 Lease Agreement dated September 22, 2000

10.14(9)	Building 2 Lease Agreement dated November 15, 2001

10.15(9)	Third Amendment to Building 1 Lease Agreement dated April 10, 2008

10.16(9)	First Amendment to Building 2 Lease Agreement dated April 10, 2008

10.17(14)	Form of Value Added Reseller Agreement

10.18	Assignment and Amendment dated April 29, 2011 between the Company and Avnet Europe Comm VA (assigning and modifying the International Distributor Agreement filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed on June 1, 1998)

10.19+	Echelon Corporation Employment Agreement by and between Echelon Corporation and Ronald A. Sege dated August 18, 2010

10.20+	Echelon Corporation Employment letter with William R. Slakey dated September 6, 2011

21.1(3)	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1(4)	Power of Attorney (see signature page).

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 14, 2000.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 16, 2007, filed on August 17, 2007.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1/A filed on July 9, 1998.
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on June 1, 1998.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 16, 2007.
(6)	Incorporated herein by reference to the Registrant’s Current Report Form 8-K dated April 12, 2007, filed on April 18, 2007.
(7)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008.
(8)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on August 21, 2000.
(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, filed on March 11, 2010.
(10)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on June 1, 2005.
(11)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on August 6, 2010.
(12)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 3, 2010
(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 17, 2008
(14)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 16, 2010