Form 10-Q
period 2012-03-31
ECHELON CORP
filed 2012-05-10
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 42,620,489 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,446	$17,658
Short-term investments	37,990	40,998
Accounts receivable, net	25,673	35,215
Inventories	18,372	11,125
Deferred cost of goods sold	1,100	6,536
Other current assets	2,568	4,044

Total current assets	106,149	115,576

Property and equipment, net	26,249	27,201
Goodwill	8,305	8,235
Other long-term assets	709	693

Total assets	$141,412	$151,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,298	$18,313
Accrued liabilities	5,260	7,755
Current portion of lease financing obligations	2,042	1,870
Deferred revenues	7,106	12,716

Total current liabilities	30,706	40,654

LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	19,701	20,193
Other long-term liabilities	1,706	1,750

Total long-term liabilities	21,407	21,943

STOCKHOLDERS’ EQUITY:
Common stock	458	457
Additional paid-in capital	349,500	346,952
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	454	244
Accumulated deficit	(232,983)	(230,415)

Total stockholders’ equity	89,299	89,108

Total liabilities and stockholders’ equity	$141,412	$151,705

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Product	$39,486	$27,679
Service	847	703

Total revenues (2)	40,333	28,382

COST OF REVENUES:
Cost of product (1)	22,450	14,652
Cost of service (1)	585	587

Total cost of revenues	23,035	15,239

Gross profit	17,298	13,143

OPERATING EXPENSES:
Product development (1)	8,801	9,598
Sales and marketing (1)	6,157	7,242
General and administrative (1)	4,346	4,890

Total operating expenses	19,304	21,730

Loss from operations	(2,006)	(8,587)
Interest and other income (expense), net	(264)	(360)
Interest expense on lease financing obligations	(351)	(377)

Loss before provision for income taxes	(2,621)	(9,324)
Income tax benefit	(53)	(5)

NET LOSS	$(2,568)	$(9,319)

Net loss per share:
Basic	$(0.06)	$(0.22)

Diluted	$(0.06)	$(0.22)

Shares used in computing net loss per share:
Basic	42,323	41,783

Diluted	42,323	41,783

(1)	See Note 4 for summary of amounts included representing equity compensation expense.
(2)	Includes related party amounts of $227 and $1,169 for the three months ended March 31, 2012 and 2011, respectively. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(2,568)	$(9,319)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	210	476
Unrealized holding gains (losses) on available-for-sale securities	0	(5)

Comprehensive loss	$(2,358)	$(8,848)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(2,568)	$(9,319)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,352	1,529
Reduction of allowance for doubtful accounts	(60)	(36)
Loss on disposal of fixed assets	0	8
Reduction of accrued investment income	13	17
Stock-based compensation	2,817	3,185
Change in operating assets and liabilities:
Accounts receivable	9,570	2,665
Inventories	(7,267)	(1,240)
Deferred cost of goods sold	5,433	(1,401)
Other current assets	1,486	850
Accounts payable	(1,915)	(1,018)
Accrued liabilities	(2,567)	(926)
Deferred revenues	(5,573)	3,056
Deferred rent	(12)	14

Net cash provided by (used in) operating activities	709	(2,616)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(24,986)	(14,979)
Proceeds from maturities and sales of available-for-sale short-term investments	27,982	19,948
Change in other long-term assets	(8)	0
Capital expenditures	(360)	(594)

Net cash provided by investing activities	2,628	4,375

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(469)	(417)
Proceeds from exercise of stock options	0	118
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(246)	(508)

Net cash used in financing activities	(715)	(807)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	166	346

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,788	1,298
CASH AND CASH EQUIVALENTS:
Beginning of period	17,658	7,675

End of period	$20,446	$8,973

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$349	$375

Cash paid for income taxes	$56	$108

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2011 included in its Annual Report on Form 10-K.

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Risks and Uncertainties

The Company’s operations and performance depend significantly on worldwide economic conditions and their impact on purchases of the Company’s products, as well as the ability of suppliers to provide the Company with products and services in a timely manner. The impact of any of the matters described below could have an adverse effect on the Company’s business, results of operations and financial condition.

•

The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 66% of net revenues for the quarter ended March 31, 2012 was derived from three customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under U.S. GAAP and International Financial Reporting Standards (“IFRS”). With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Previously, U.S. GAAP allowed reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One such alternative was to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates that option. The amended guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011 the FASB decided to defer the requirement to present reclassifications of other comprehensive income on the face of the income statement. The Company’s adoption of this guidance as of January 1, 2012 did not have a material impact on its condensed consolidated financial position, results of operations or cash flows.

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

The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three months ended March 31, 2012, resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.

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

As of March 31, 2012 and December 31, 2011, approximately $2.9 million and $9.4 million, respectively, of the Company’s Systems revenue was deferred. This decrease in deferred revenues was primarily due to a change in the timing of revenue recognition for certain of the Company’s Systems products, which resulted from the Company’s ability to objectively demonstrate that the contractual acceptance criteria for these products was met at the time of delivery. All of the deferred revenue at March 31, 2012 and December 31, 2011 relates to revenue that is being accounted for under the revenue recognition guidance applicable to transactions entered into after December 31, 2009.

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

On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at March 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$5,218	$5,218	$—	$—
Fixed income available-for-sale securities: (2)
U.S. government securities	42,990	—	42,990	—

Total fixed income available-for-sale securities	42,990	—	42,990	—

Total	$48,208	$5,218	$42,990	$—

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

As of March 31, 2012, the Company’s available-for-sale securities had contractual maturities from three to seven months and an average remaining term to maturity of three months. As of March 31, 2012, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government and agency securities	$42,988	$42,990	$2	$0

Total investments in debt securities	$42,988	$42,990	$2	$0

Market values were determined for each individual security in the investment portfolio. Any decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. The Company reviews its investments on a regular basis to evaluate whether or not any have experienced an other-than-temporary decline in fair value.

3.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months ended March 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net loss (Numerator):
Net loss, basic and diluted	$(2,568)	$(9,319)

Shares (Denominator):
Weighted average common shares outstanding	42,323	41,783

Shares used in basic computation	42,323	41,783
Common shares issuable upon exercise of stock options (treasury stock method)	—	—

Shares used in diluted computation	42,323	41,783

Net loss per share:
Basic	$(0.06)	$(0.22)

Diluted	$(0.06)	$(0.22)

For the three months ended March 31, 2012 and 2011, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”) excluded from this calculation for the three months ended March 31, 2012 and 2011 was 5,274,279, and 6,080,834, respectively.

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

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended March 31, 2012 and 2011 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenues:
Cost of product	$249	$294
Cost of service	36	22
Operating expenses:
Product development	1,045	1,006
Sales and marketing	661	807
General and administrative	826	1,056

Total	$2,817	$3,185

Stock Award Activity

The total intrinsic value of options exercised during the three months ended March 31, 2012 was $0 as there were no options exercised during this period. The total intrinsic value of options exercised during the three months ended March 31, 2011 was approximately $349,000. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The total fair value of RSUs vested and released during the quarter ended March 31, 2012 was approximately $676,000. The total fair value of RSUs vested and released during the quarter ended March 31, 2011 was approximately $848,000. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Equity Compensation Expense for Awards with Financial-Based Performance Vesting Requirements

As of March 31, 2012, there were 252,500 non-vested RSUs and RSAs that were subject to service-based vesting conditions as well as certain financial or other performance-based vesting requirements that must be achieved before vesting can occur. The following table contains pertinent information regarding these outstanding awards as of March 31, 2012 (in thousands except for number of awards granted):

Grant Date	# of Awards Granted	Fair Value on Grant Date	Cumulative Expense Recognized	Unearned Compensation Expense	Latest Date Achievement of Performance Condition Could be Met
Aug 2010	165,000	$1,225	$586	$639	April 2015
April 2011	17,500	156	56	100	April 2015
May 2011	20,000	212	71	141	April 2015
Nov 2011	50,000	276	48	228	April 2015

Total	252,500	$1,869	$761	$1,108

Through March 31, 2012, cumulative compensation expense of $761,000 associated with these 252,500 unvested RSUs and RSAs has been recognized because the Company believes it is probable that the associated performance requirements will be achieved. If such requirements are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. For these 252,500 awards that are considered probable of achievement, the unearned compensation expense of $1.1 million is expected to be recognized over estimated service and performance periods ranging from 7.5 months to 3.7 years. To the extent the Company’s estimate of the timing of achievement of the performance requirements changes in the future, the timing of recognition of the related compensation expense may change.

5.	Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three months ended March 31, 2012 and 2011, the Company had four customers that accounted for a significant portion of its revenues: EBV Electronik GmbH and Avnet Europe Comm VA (“EBV/Avnet”), the Company’s primary distributors of its Sub-systems products in Europe, Duke Energy Corporation (“Duke”), a U.S. utility company; and Eltel Networks A/S (“Eltel”) and Telvent Energia y Medioambiente SA (“Telvent”), value added resellers of the Company’s Systems products. For the three months ended March 31, 2012 and 2011, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended March 31,
	2012	2011
Telvent	38.2%	13.5%
Duke	20.1%	21.3%
EBV/Avnet	7.5%	13.4%
Eltel	2.4%	13.9%

Total	68.2%	62.1%

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

From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of March 31, 2012, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

Line of Credit

The Company maintains a $10.0 million line of credit with its primary bank, which expires on July 1, 2012. The letter of credit contains certain financial covenants requiring the Company to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of March 31, 2012, the Company was in compliance with these covenants. As of March 31, 2012, the Company’s primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

7.	Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Purchased materials	$2,028	$2,346
Work-in-process	94	86
Finished goods	16,250	8,693

	$18,372	$11,125

8.	Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Accrued payroll and related costs	$3,494	$5,673
Warranty reserve	847	823
Restructuring charges	49	49
Customer deposits	15	101
Accrued taxes	2	170
Other accrued liabilities	853	939

	$5,260	$7,755

9.	Segment Disclosure:

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2012 and December 31, 2011, long-lived assets of approximately $32.2 million and $33.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

The Company has two primary product lines: Systems and Sub-systems. Systems revenue is primarily composed of sales of meters and data concentrators to system integrators or utilities. The Company previously referred to this as Utility revenue. Sub-systems revenue is principally composed of sales of components, software, and sub-system modules to utilities, building energy, or street lighting customers. This was previously reported as Commercial and Enel Project revenues. Summary revenue information by product line for the three months ended

March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Systems	$28,692	$14,623
Sub-systems	11,641	13,759

Total	$40,333	$28,382

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Americas	$12,678	$10,685
EMEA	25,006	14,811
APJ	2,649	2,886

Total	$40,333	$28,382

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.

10.	Income Taxes:

The income tax benefit for the three months ended March 31, 2012 and 2011 was $53,000 and $5,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

As of March 31, 2012 and December 31, 2011, the Company had gross unrecognized tax benefits of approximately $3.7 million and $4.4 million, respectively, of which $712,000 and $755,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2012 and December 31, 2011, the Company had accrued $226,000 and $201,000, respectively, for interest and penalties. The $623,000 reduction in gross unrecognized tax benefits during the three months ended March 31, 2012 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.

11.	Related Parties:

The law firm of Wilson Sonsini Goodrich & Rosati, P.C. acts as principal outside counsel to the Company. Mr. Sonsini, a director of the Company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.

In June 2000, the Company entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of its common stock for $130.7 million. The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. To the Company’s knowledge, Enel has not disposed of any of its 3.0 million shares. Under the terms of the stock purchase agreement, Enel has the right to nominate a member of the Company’s board of directors. A representative of Enel served on the board until March 14, 2012; no Enel representative is presently on the board.

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

For the three months ended March 31, 2012 and 2011, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $227,000 and $1.2 million, respectively. As of March 31, 2012, and December 31, 2011, none of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

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

The following table sets forth a summary of restructuring activities related to our restructuring program (in thousands):

	December 31, 2011	Costs Incurred	Cash Payments	March 31, 2012
Termination benefits	$49	$—	$—	$49

Accrued restructuring charges of approximately $49,000 as of March 31, 2012 comprise the remaining liability balance and are reflected in accrued liabilities on our Consolidated Balance Sheets. The Company expect to pay these accrued termination benefits prior to June 30, 2012.

13.	Joint Venture

On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). Echelon and Holley are expected to own 51% and 49%, respectively, of the equity interest of Echelon-Holley. The joint venture will focus on the development and sales of smart energy products for China and rest-of-world markets.

It is anticipated that Echelon-Holley will become operational during the second or third quarter of 2012. As of March 31, 2012, there were no active operations within Echelon-Holley and neither Echelon nor Holley had contributed any capital to the new entity.

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

Our total revenues increased significantly during the first quarter of 2012 as compared to the same period in 2011, driven principally by increased sales of our Systems products. Gross margins declined by 3.4 percentage points between the two periods, while overall operating expenses declined by 11.1%. The net effect was a first quarter loss in 2012 that decreased by $6.8 million, or 72.4% as compared to the first quarter of 2011.

The following tables provide an overview of key financial metrics for the quarters ended March 31, 2012 and 2011 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Net revenues	$40,333	$28,382	$11,951	42.1%
Gross margin	42.9%	46.3%	—	(3.4 ppt )
Operating expenses	$19,304	$21,730	$(2,426)	(11.1%)
Net loss	$(2,568)	$(9,319)	$(6,751)	(72.4%)

	Balance as of
	March 31, 2012	December 31, 2011	$ Change	% Change
Cash, cash equivalents, and short-term investments	$58,436	$58,656	$(220)	(0.4%)

•

Net revenues: Our total revenues increased by 42.1% during the first quarter of 2012 as compared to the same period in 2011, driven primarily by a $14.1 million, or 96.2%, increase in sales of our Systems products and services. Net revenues from our Sub-systems products decreased by $2.1 million, or 15.4% between the two periods. The increase in our Systems revenues was primarily due to an overall increase in the level of large-scale deployments of our NES system products. In particular, the increase was primarily attributable to increased shipments of our NES products for projects in the United States and Finland, partially offset by reductions in shipments for projects in Denmark. To a lesser extent, the increase in Systems revenues in the first quarter of 2012 was affected by a change in the timing of revenue recognition for certain of our Systems products, which is discussed more fully below in our discussion of Results of Operations. With respect to our Sub-systems product line, the 15.4% reduction in revenues during the first quarter of 2012 was due to a $1.2 million decrease in sales to Sub-system customers other than Enel, primarily those located in Europe, and a $942,000 decrease in sales to Enel. Many of our Sub-systems customers produce products used in commercial or industrial buildings. The markets for these products were adversely affected by the recession that started in 2008. These markets have yet to recover to their pre-recession levels. In addition, the current macroeconomic conditions in Europe have also contributed to reduced Sub-system revenues from this region. The decrease in our Enel Project revenues was due principally to an anticipated reduction in the level of orders placed by Enel’s meter manufacturers for metering kits.

•

Gross margin: Our gross margin declined by 3.4 percentage points during the first quarter of 2012 as compared to the same period in 2011, decreasing from 46.3% in the first quarter of 2011 to 42.9% in the first quarter of 2012. This decrease was primarily due to the relatively higher percentage of our revenues being attributable to our lower margin Systems products as well as product cost increases for these same products. In addition, during the first quarter of 2012, we delivered promised firmware to a customer that provided additional functionality to meters we had delivered to them in 2011. Revenues associated with this firmware were not recognized in 2011 as it had not yet been delivered to the customer. The recognition of this revenue in the first quarter of 2012 improved our gross margins by approximately 2.2 percentage points.

•

Operating expenses: Our operating expenses decreased by $2.4 million, or 11.1%, during the first quarter of 2012 as compared to the same period in 2011. These decreases were driven primarily by decreases in compensation costs as well as fees paid to third party service providers.

•

Net loss: Our net loss decreased by $6.8 million, or 72.4% during the first quarter of 2012 as compared to the same period in 2011. This reduction was directly attributable to the $12.0 million quarter-over-quarter increase in net revenues and reduced operating expenses, and was partially offset by the 3.4 percentage point reduction in gross margins. Excluding the impact of non-cash stock-compensation charges, our net loss decreased by approximately $6.4 million in the first quarter of 2012.

•

Cash, cash equivalents, and short-term investments: During the first quarter of 2012, our cash, cash equivalents, and short-term investment balance decreased by 0.4%, from $58.7 million at December 31, 2011 to $58.4 million at March 31, 2012. This $220,000 reduction was primarily the result of cash used for principal payments on our lease financing obligations, capital asset acquisitions, and for taxes paid in conjunction with equity compensation awards, and was partially offset by $709,000 of cash provided by operating activities.

As we look forward to the remainder of 2012, the smart energy market is in the midst of a challenging time. Macro conditions remain tentative amidst the European financial crisis, and competition is heightened as the industry faces slow growth and ongoing consolidation. New tender activity for smart–metering deployments is down and pricing pressures are increasing. In this challenging environment, we remain committed to our goal of reducing our operating losses. However, this will require continued effective execution and near-term payoff from our sales and marketing activities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1, “Significant Accounting Policies” of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011, which we filed with the Securities and Exchange Commission in March 2012, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our revenues, stock-based compensation, allowance for doubtful accounts, inventories, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2012, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Revenues:
Product	97.9%	97.5%
Service	2.1	2.5

Total revenues	100.0	100.0
Cost of revenues:
Cost of product	55.7	51.6
Cost of service	1.4	2.1

Total cost of revenues	57.1	53.7

Gross profit	42.9	46.3

Operating expenses:
Product development	21.8	33.8
Sales and marketing	15.3	25.6
General and administrative	10.8	17.2

Total operating expenses	47.9	76.6

Loss from operations	(5.0)	(30.3)
Interest and other income, net	(0.6)	(1.3)
Interest expense on lease financing obligations	(0.9)	(1.3)

Loss before provision for income taxes	(6.5)	(32.9)
Provision for income taxes	(0.1)	(0.0)

Net loss	(6.4)%	(32.9)%

Revenues

Total revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	2012 over 2011 $ Change	2012 over 2011 % Change
Total revenues	$40,333	$28,382	$11,951	42.1%

The $12.0 million increase in total revenues for the quarter ended March 31, 2012 as compared to the same period in 2011 was primarily the result of a $14.1 million increase in Systems revenues, which was partially offset by a $2.1 million decrease in Sub-systems revenues.

Systems revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	2012 over 2011 $ Change	2012 over 2011 % Change
Systems revenues	$28,692	$14,623	$14,069	96.2%

During the quarters ended March 31, 2012 and 2011, our Systems revenues were derived primarily from a relatively small number of customers who have undertaken large-scale deployments of our NES System products. These deployments generally come to fruition after an extended and complex sales process, and each is relatively substantial in terms of its revenue potential. They vary significantly from one another in terms of, among other things, the overall size of the deployment, the duration of time over which the products will be sold, the mix of products being sold, the timing of delivery of those products, and the ability to modify the timing or size of those projects. This relative uniqueness among each deployment results in significant variability and unpredictability in our Systems revenues.

The $14.1 million increase in our Systems revenues during the quarter ended March 31, 2012 as compared to the same period in 2011 was due primarily to an overall increase in the level of large-scale deployments of our NES System products. In particular, the increase was attributable to increased shipments of our Systems products for projects in Finland and at Duke Energy. These increases were partially offset by a reduction in products shipped for our projects in Denmark. In addition, during the first quarter of 2012, we delivered to a customer a promised firmware update associated with a component within our meters that we had been shipping to them since the middle of 2011. During 2011, we did not recognize the revenue associated with this component since the firmware had not yet been delivered. Upon delivery in the first quarter of 2012, we were able to recognize approximately $1.5 million of revenue associated with firmware and associated components that were shipped to and accepted by the customer in 2011. Lastly, during the first quarter of 2012, we completed an evaluation of historical acceptance rates for certain of our newer generation Systems products and concluded that the contractual acceptance criteria for these products are met at the time of delivery. Thus, for these products that shipped during the first quarter, we were able to record revenue several weeks earlier than we historically would have. This had the effect of increasing our Systems revenues by approximately $4.8 million.

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

Sub-systems revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	2012 over 2011 $ Change	2012 over 2011 % Change
Sub-systems revenues	$11,641	$13,759	$(2,118)	(15.4%)

Our Sub-systems revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are products and services sold to Enel.

Excluding sales of products and services sold to Enel, which are discussed more fully below, our Sub-systems revenues decreased by $1.2 million, or 9.3% during the three months ended March 31, 2012 as compared to the same period in 2011. This decrease was primarily due to an 18% decrease in revenues in the EMEA region and was attributable, we believe, to generally poor macroeconomic conditions in Europe during the first quarter of 2012. Within the Sub-systems family of products, the year-over-year decrease was driven primarily from decreased sales of our control and connectivity products, partially offset by an increase in sales of our SmartServer products.

Our future Sub-systems revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our Sub-systems revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 7.7% for the quarter ended March 31, 2012 and 7.1% for the same period in 2011. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during 2012, the amount of our Sub-systems revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel project revenues (included in Sub-systems)

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	2012 over 2011 $ Change	2012 over 2011 % Change
Enel project revenues	$227	$1,169	$(942)	(80.6%)

In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. The $227,000 and $1.2 million of Enel project revenue recognized during the quarters ended March 31, 2012 and 2011, respectively, related primarily to shipments under the 2006 development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. The software enhancement agreement expires in December 2012 and the development and supply agreement expires in December 2013.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	2012 over 2011 $ Change	2012 over 2011 % Change
Gross Profit	$17,298	$13,143	$4,155	31.6%
Gross Margin	42.9%	46.3%	—	(3.4)

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

Gross margin declined by approximately 3.4 percentage points during the first quarter of 2012 as compared to the same period in 2011. This reduction was primarily due to the mix of revenues reported. During the first quarter of 2012, approximately 71% of our revenues were attributable to sales of our Systems products and services, while the remaining 29% came from sales of our Sub-systems products and services. In the first quarter of 2011, approximately 52% of our revenues were attributable to sales of our Systems products and services, while the remaining 48% were attributable to sales of our Sub-systems products and services. In general, revenues from sales of our Systems products generate lower gross margins than do sales of our Sub-systems products. In addition, in June 2011, Jabil, one of our primary CEMs, notified us that they intended to increase the prices they charge us for manufacturing our Systems products. The new pricing became effective July 1, 2011, and was based on increased fees for Jabil’s overhead and profit, cost increases for commodities contained in our products, and higher labor rates for Jabil’s production personnel. The impact of these cost increases began to phase in during the third quarter of 2011 and became fully effective at the beginning of the fourth quarter. This negative impact is in addition to other cost increases we’ve observed recently. In an effort to mitigate the effects of these price increases and thus improve our gross margins within the foreseeable future, we have commenced work on certain design modifications for these products intended to reduce their cost to manufacture. We are also working closely with Jabil to identify other opportunities to reduce their manufacturing costs associated with our products.

Partially offsetting the negative 2012 gross margin trend was the accounting treatment effect for a firmware deliverable we had previously committed to a customer and that was delivered during the first quarter of 2012. In this case, we agreed to provide a particular customer with firmware for a certain hardware component that was included within some of the meters we began delivering to them during the third quarter of 2011 and have continued since. This firmware enables the hardware component to become fully functional. Because this incremental hardware is not separable from the meters, we expensed its cost once the customer accepted the corresponding meter. However, we deferred the associated revenue for this additional hardware functionality until such time as we delivered the promised firmware. At the time the firmware was delivered, we recognized the deferred revenue for which the cost has already been recognized, which improved our first quarter 2012 gross margins by approximately 2.2 percentage points. Also partially offsetting the negative 2012 gross margin trends was the impact of indirect costs, which decreased in dollar terms during the first quarter of 2012 as compared to the same period in 2011. When expressed as a percentage of revenues, these costs decreased substantially due to higher overall revenue levels, which improved gross margins between the two periods.

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

Operating Expenses

Product Development

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	2012 over 2011 $ Change	2012 over 2011 % Change
Product Development	$8,801	$9,598	$(797)	(8.3%)

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

The $797,000 decrease in product development expenses during the quarter ended March 31, 2012 as compared to the same period in 2011 was due primarily to a reduction in expenses associated with a specific development project. These design and development activities were being conducted in accordance with an arrangement we entered into with a third party in June 2010. This effort was completed in the fourth quarter of 2011. Also contributing to the reduction were reduced compensation costs, which were down primarily due to lower headcount in our product development organization during the first quarter of 2012.

Sales and Marketing

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	2012 over 2011 $ Change	2012 over 2011 % Change
Sales and Marketing	$6,157	$7,242	$(1,085)	(15.0%)

Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.

The $1.1 million decrease in sales and marketing expenses for the quarter ended March 31, 2012 as compared to the same period in 2011 was comprised of the following: a $284,000 decrease in facilities and related expenses due principally to a charge taken in the first quarter of 2011 for the early termination of a lease for one of our sales offices; a $250,000 decrease in fees paid to consultants and other third party service providers; a $232,000 decrease in compensation and related expenses (primarily attributable to reduced bonuses and commissions as well as reduced equity compensation charges); a $109,000 reduction in travel and entertainment costs; a $103,000 reduction in dues paid for memberships in certain trade organizations, and $107,000 of reductions in other miscellaneous spending categories. Also contributing to the decrease was the impact of foreign currency exchange rate fluctuations between the U.S. dollar and the local currencies in several of the foreign countries in which we operate, including the Euro, the British Pound Sterling, and the Japanese Yen. Approximately $40,000, or 3.7% of the $1.1 million quarter-over-quarter decrease was the result of these foreign currency exchange rate fluctuations. Excluding the impact of these exchange rate fluctuations, sales and marketing expenses decreased by approximately 14.4% between the two periods.

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

General and Administrative

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	2012 over 2011 $ Change	2012 over 2011 % Change
General and Administrative	$4,346	$4,890	$(544)	(11.1%)

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The $544,000 decrease in general and administrative expenses during the quarter ended March 31, 2012 as compared to the same period in 2011 was primarily attributable to a $396,000 decrease in compensation expense, which was principally comprised of a $230,000 decrease in non-cash equity compensation charges and a $152,000 reduction in bonus expenses associated with our 2012 management bonus plan. Also contributing to the $544,000 decrease between the two periods was a decrease of $187,000 in fees paid to third party service providers.

Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	2012 over 2011 $ Change	2012 over 2011 % Change
Interest and Other Income (Expense), Net	$(264)	$(360)	$96	26.7%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

The $96,000 decrease in interest and other expense, net during the quarter ended March 31, 2012 as compared to the same period in 2011 was primarily attributable to the fact that, during the first quarter of 2012, we recognized approximately $263,000 of foreign currency translation losses, whereas in the first quarter of 2011, we recognized foreign currency translation losses of approximately $386,000. These fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, as it did during the first quarter of 2012, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, the resulting translation gains favorably impact other income.

We do not currently anticipate interest income on our investment portfolio will improve during 2012 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	2012 over 2011 $ Change	2012 over 2011 % Change
Interest Expense on Lease Financing Obligations	$351	$377	$(26)	(6.9%)

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

The $26,000 decrease in interest expense on lease financing obligations during the quarter ended March 31, 2012 as compared to the same period in 2011 was a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of the payments we make in the future will be allocated to principal repayment and less will be allocated to interest expense.

Income Tax Benefit

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	2012 over 2011 $ Change	2012 over 2011 % Change
Income Tax Benefit	$(53)	$(5)	$48	960.0%

The income tax benefit for the quarters ended March 31, 2012 and 2011 was $53,000 and $5,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits. The income tax benefits recorded during the quarters ended March 31, 2012 and 2011 were primarily due to the expiration of the statute of limitations in certain foreign jurisdictions.

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

In March 2012, we announced the formation of a joint venture in Hangzhou, China with Holley Metering, a Chinese company with which we have been developing smart energy products for the Chinese and rest-of-world markets. The joint venture will require us to provide capital contributions of approximately $2.0 million.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our consolidated statements of income, was approximately $152,000 during the quarter ended March 31, 2012, and $146,000 for the same period in 2011.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of March 31, 2012, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of March 31, 2012, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through March 31, 2012, we raised $295.0 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

The following table presents selected financial information as of March 31, 2012, and for each of the last three fiscal years (dollars in thousands):

	March 31, 2012	December 31,
		2011	2010	2009
Cash, cash equivalents, and short-term investments	$58,436	$58,656	$64,632	$80,116
Trade accounts receivable, net	25,673	35,215	25,102	21,496
Working capital	75,443	74,922	77,259	96,357
Stockholders’ equity	89,299	89,108	93,989	115,898

As of March 31, 2012, we had $58.4 million in cash, cash equivalents, and short-term investments, a decrease of $220,000 as compared to December 31, 2011. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.

Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash provided by operating activities was $709,000 for the quarter ended March 31, 2012, an increase in cash inflows of approximately $3.3 million as compared to the same period in 2011. During the quarter ended March 31, 2012, net cash provided by operating activities was primarily the result of stock-based compensation expenses of $2.8 million and depreciation and amortization expense of $1.4 million, partially offset by our net loss of $2.6 million and changes in our operating assets and liabilities of $845,000. The primary components of the $845,000 net change in our operating assets and liabilities were a $7.3 million increase in inventories, a $5.6 million decrease in deferred revenues, a $2.6 million reduction in accrued liabilities, and a $1.9 million reduction in accounts payable, all of which was partially offset by a $9.6 million decrease in accounts receivable, a $5.4 million decrease in deferred cost of goods sold, and a $1.5 million decrease in other current assets. Inventories increased primarily due to the timing of anticipated shipments early in the second quarter of 2012. Deferred revenues decreased due primarily to our ability to objectively demonstrate that the contractual acceptance criteria for much of the Systems products we shipped during the first quarter was satisfied at the time of delivery. Accrued liabilities decreased primarily due to the payment of bonuses and commissions during the first quarter of 2012 that were accrued as of December 31, 2011 in accordance with our 2011 compensation arrangements. Accounts payable decreased due to an overall reduction in the level of purchasing activity and timing of expenditures during the first quarter of 2012. Accounts receivable decreased primarily as a result of the timing of revenues in the first quarter of 2012 as compared to the same period in 2011. During 2012, a higher percentage of our revenues were generated earlier in the quarter than was the case in 2011. Also contributing to the reduction in accounts receivable was a general improvement in the days sales outstanding for our Systems related receivables. Deferred cost of goods sold decreased in conjunction with a decrease in deferred revenues. Other current assets decreased primarily due to a reduction in unbilled receivables.

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

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $2.6 million for the quarter ended March 31, 2012, a decrease in cash inflows of $1.7 million from the same period in 2011. During the quarter ended March 31, 2012, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $28.0 million, partially offset by purchases of available-for-sale short-term investments of $25.0 million and capital expenditures of $360,000. During the quarter ended March 31, 2011, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $19.9 million, partially offset by purchases of available-for-sale short-term investments of $15.0 million and capital expenditures of $594,000.

Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $715,000 for the quarter ended March 31, 2012, a $92,000 decrease in cash outflows as compared to the same period in 2011. During the quarter ended March 31, 2012, net cash used in financing activities was primarily the result of $469,000 in principal payments on our building lease financing obligations and $246,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options. During the quarter ended March 31, 2011, net cash used in financing activities was primarily the result of $508,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options and $417,000 in principal payments on our building lease financing obligations, partially offset by proceeds of $118,000 from the exercise of stock options by our employees.

As noted above, our cash and investments totaled $58.4 million as of March 31, 2012. Of this amount, approximately 1% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.

We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.

We maintain a $10.0 million line of credit with our primary bank, which expires on July 1, 2012. The letter of credit contains certain financial covenants requiring us to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of March 31, 2012, we were in compliance with these covenants. As of March 31, 2012, our primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

In the future, our cash reserves may be used to strategically acquire other companies, products, or technologies that are complementary to our business. In addition, our combined cash, cash equivalents, and short-term investments balances could be negatively affected by various risks and uncertainties, including, but not limited to, the risks detailed in this Quarterly Report in the section titled “Factors That May Affect Future Results of Operations.” For example, any continued weakening of economic conditions or changes in our planned cash outlay could negatively affect our existing cash reserves.

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

In June 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of our common stock for $130.7 million. The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. To our knowledge, Enel has not disposed of any of its 3.0 million shares. Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. A representative of Enel served on our board until March 14, 2012; no Enel representative is presently serving on our board.

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

For the three months ended March 31, 2012 and 2011, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $227,000 and $1.2 million, respectively. As of March 31, 2012, and December 31, 2011, none of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

RECENTLY ISSUED ACCOUNTING STANDARDS

There have been no new recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012, that are of significance, or potential significance, to our company.

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

We and our partners sell our smart metering and distribution automation products to utilities. For several reasons, sales cycles with utility companies can be extended and unpredictable. Utilities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending. In addition, in many instances, a utility may require one or more field trials of a smart grid system (such as one based on our NES Smart Grid System or our smart grid subsystem products) before moving to a volume deployment. There is also generally an extended development and integration effort required in order to incorporate a new technology into a utility’s existing infrastructure. A number of other factors may also need to be addressed before the utility decides to engage in a full-scale deployment of our NES Smart Grid System, including:

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

Once a utility decides to move forward with a large-scale deployment of a smart grid project that is based on our NES Smart Grid System, the timing of and our ability to recognize revenue on our Systems product shipments will depend on several factors. These factors, some of which may not be under our control, include shipment schedules that may be delayed or subject to modification, other contractual provisions, such as customer acceptance of all or any part of the NES Smart Grid System, our ability to manufacture and deliver quality products according to expected schedules, and customer cancellation rights. For example, in October 2011, Duke Energy cancelled certain orders for our products that we anticipated would have been delivered in late 2012 and beyond.

In addition, the revenue recognition rules relating to products such as our NES Smart Grid System may also require us to defer some of our Systems revenues until certain conditions are met in a future period. For example, beginning in the third quarter of 2011, we began shipping hardware products to a customer for which we had not yet delivered a final version of the related firmware. As a result, we were not able to recognize the revenue associated with that hardware until the first quarter of 2012, when the firmware was delivered because payment for the hardware was contingent upon delivery of the firmware.

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

Sales of our products may fail to meet our financial targets, which would harm our results of operations.

If we are unable to receive orders for, ship, and recognize revenue for our products in a timely manner and in line with our targets (and often in the same year), our financial results will be harmed. We have invested and intend to continue to invest significant resources in the development and sales of our products, particularly our Systems products, such as our Smart Grid portfolio of products, the Echelon Control Operating System, or COS, and the Edge Control Node. Our long-term financial goals include expectations for a reasonable return on these investments, particularly for our Systems products. To date the revenues generated from sales of these Systems products have not yielded gross margins in line with our long term goals for this product line, although our operating expenses have increased significantly. Our Systems products are also experiencing continuing downward pricing pressures due to intense competition. In addition, as we sell more Sub-systems products for the Smart Grid, we may also experience downward pricing pressures that would reduce our gross margins for those products.

In order to achieve our financial targets, we must meet the following objectives:

•	Increase worldwide market acceptance of our products in order to increase our revenues;

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

While we generate revenue from numerous customers worldwide, our sales are currently concentrated within a relatively small group of customers. During the quarter ended March 31, 2012, a large percentage of our revenue, approximately 68%, came from sales to our top four customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. In addition, if upon its expiration, a large customer contract is not replaced with new business of similar magnitude, our revenue and gross margin would be adversely affected. Our ability to maintain strong, long-term relationships with our key customers is essential to our future performance.

Customers in any of our target market sectors could also experience unexpected reductions in demand for their products and consequently reduce their purchases of our product, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. If any of our key customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to us. The loss of or significant curtailment of purchases by any one or more of our key customers would adversely affect our results of operations and financial condition.

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

Our joint venture in China may not meet investment, product development, sales and other expectations.

We recently announced the formation of a joint venture in Hangzhou, China with Holley Metering, a Chinese company with which we have been developing smart energy products for the Chinese market. Operations at the joint venture could expose us to risks inherent in such activities, such as protection of our intellectual property, economic and political stability, labor matters, language and cultural differences and the need to manage product development, operations and sales activities that are located a long distance from our headquarters. The management of new product development activities, and/or the sharing or transfer of technological capabilities to the joint venture, in particular, will expose us to risks. For example, it is possible that the product offerings from the joint venture will not be completed on time, will not perform as planned, will not meet sales targets or otherwise will not meet market demands. In addition, from time to time in the future, our joint venture partner may have economic or business interests or goals that are different from ours. Although our company currently has a 51% interest in the joint venture, the venture’s governing documents call for our partner’s approval on certain key matters, so we cannot provide assurance that the joint venture will be able to satisfy our corporate objectives. In addition, the joint venture documents will require us to make equity contributions from time to time up to specified amounts. If the joint venture business does not progress according to our plans and anticipated timing, our investment in the joint venture may not be considered successful.

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our business or operating results.

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. The ongoing economic slowdown, particularly in Europe, where we have sold many NES Smart Grid products, and the uncertainty over its breadth, depth and duration continue to have a negative effect on our business. Further, the recent worldwide financial and credit crisis has hampered the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit, combined with losses in worldwide equity markets, has continued to contribute to the recent world-wide economic recession.

In addition, there could be a number of follow-on effects from the credit crisis on our business, such as the insolvency of certain of our key customers, which could impair our distribution channels or result in the inability of our customers to obtain credit to finance purchases of our products.

This uncertainty about future economic and political conditions continues to make it difficult for us to forecast operating results and to make decisions about future investments. We continue to see the effects of the economic slowdown on both our Systems and Sub-systems revenues, particularly in locations where government support for energy-related projects has ended or will end in the near future. If economic activity in the U.S. and other countries’ economies remains weak, many customers may continue to delay, reduce, or even eliminate their purchases of networking technology products. This could result in reductions in sales of our products, longer sales cycles, slower adoption of our technologies, increased price competition, and increased exposure to excess and obsolete inventory. For example, distributors could decide to reduce inventories of our products. Also, the inability to obtain credit could cause a utility to postpone its decision to move forward with a large scale deployment of our Systems products. If conditions in the global economy, U.S. economy or other key vertical or geographic markets we serve remain uncertain or continue to be weak, we would experience material negative impacts on our business, financial condition, results of operations, cash flow, capital resources, and liquidity.

Because the markets for our products are highly competitive, we may lose sales to our competitors, which would harm our revenues and results of operations.

Competition in our markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, rapid changes in customer or regulatory requirements, and localized market requirements. Competition in the Systems and Sub-systems business for the Smart Grid has increased as the smart metering industry faces slow growth and ongoing consolidation, particularly in Europe where the financial crisis has continued. In each of our existing and new target markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses.

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

A significant portion of our sales were made to a limited number of customers in the first quarter of 2012. As a particular utility’s smart grid project nears completion, or if the utility experiences changes in business requirements or implements changes in purchase plans, our revenues could decrease significantly. We expect that a limited number of customers will continue to account for a substantial portion of our revenue in future periods.

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

For System products we are sometimes required to modify products to meet local rules and regulations. We may not be able to increase the price of such products to reflect the costs of such modifications, given competitive markets. In addition, given the long term nature of development activities, we may be required to undertake such modifications prior to receiving firm commitments or orders from our customers.

We are continuing to collaborate with our Chinese partner, Holley Metering, to develop smart metering products for the Chinese market and will also move or undertake new development projects at our Chinese joint venture with Holley Metering. To the extent we expand our development activities in China or elsewhere, our development activities will be exposed to risks, such as protection of intellectual property, investment risk, and labor costs and other matters. We could also be adversely affected by delays or cost increases experienced by third parties that are developing products on our behalf.

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

We also have sole source relationships with third party foundries for the production of certain other key products, including STMicroelectronics, who produces our power line smart transceivers, and Open-Silicon, which is the foundry for our new Neuron 5000 processor. In addition, we currently purchase several key products and components from sole or limited source suppliers with which we do not maintain signed agreements that would obligate them to supply to us on negotiated terms. Any sole source relationship could make us vulnerable to price increases, particularly where we do not maintain long-term supply agreements with the supplier, or to supply disruptions that would result if the supplier issued an end of life notice with respect to a key product.

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

We may also elect to change any of these key suppliers. As part of such a transition, we may be required to purchase certain raw material and in-process inventory from the existing supplier and resell it to the new source. In addition, if any of our key suppliers were to stop manufacturing our products or supplying us with our key components, it could be expensive and time consuming to find a replacement. Also, as our Systems business grows, we will be required to expand our business with our key suppliers or find additional sources of supply. There is no guarantee that we would be able to find acceptable alternative or additional sources. Additional risks that we face if we must transition between CEMs include:

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

We manufacture and sell products that contain electronic components that may contain materials that are subject to government regulation in the locations in which our products are manufactured and assembled, as well as the locations where we sell our products. Since we operate on a global basis, maintaining compliance with regulations concerning the materials used in our products is a complex process that requires continual monitoring of regulations and ongoing compliance procedures. For example, in 2011 the European Union issued recast regulations regarding the “Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment: (RoHS)”. The adoption of any unanticipated new regulations that significantly impact the various components we use or require that we use more expensive components would have a material adverse impact on our business, financial condition and results of operations.

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

Our success depends significantly upon our intellectual property rights, which can vary significantly from jurisdiction to jurisdiction. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection, particularly in those countries that lack robust or accessible enforcement mechanisms. For example, we have formed a joint venture with Holley Metering to develop and sell certain products in China and rest-of-world markets and the intellectual property mechanisms available in China are generally less stringent than those found in the U.S. If any of our patents fail to protect our technology, or if we do not obtain patents in certain countries, our competitors may find it easier to offer equivalent or superior technology. In addition, our trade secrets or other intellectual property that we license to third parties could be used improperly or otherwise in violation of the license terms.

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

We only recognize revenue when we believe collectability is reasonably assured. However, only a relatively small percentage of our outstanding accounts receivables are covered by collateral, credit insurance, or acceptable third-party guarantees. In addition, our standard terms and conditions require payment within a specified number of days following shipment of product, or in some cases, after the customer’s acceptance of our products. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. Additionally, when one of our resellers makes a sale to a utility, we face further credit risk, and we may defer revenue, due to the fact that the reseller may not be able to pay us until it receives payment from the utility. This risk could become more magnified during a particular fiscal period if the resellers facing credit issues represent a significant portion of our accounts receivable during that period. As economic conditions change and worsen, certain of our direct or indirect customers may face liquidity concerns and may be unable to satisfy their payment obligations to us or our resellers on a timely basis or at all, which would have a material adverse effect on our financial condition and results of operations. Our revenues are highly concentrated with 68.2% of our first quarter 2012 revenues being attributable to four customers and 75.2% of our March 31, 2012 accounts receivable balance being attributable to these same customers. This concentration risk further increases our credit exposure.

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

We use the local currency to pay for our operating expenses in the various countries where we have operations. If the value of the U.S. dollar declines as compared to the local currency where the expenses are incurred, our expenses, when translated back into U.S. dollars, will increase. This risk will be heightened as we invest in our newly-formed joint venture in China.

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

We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events, as well as from power outages. A natural disaster, power outage, or other unanticipated problem could also adversely affect our business by, among other things, harming our primary data center or other internal operations, limiting our ability to communicate with our customers, limiting our ability or our partners’ or customers’ ability to sell or use our products, affecting our third party developer’s ability to complete developments on schedule or at all, or affecting our suppliers’ ability to provide us with components or products. For example, the recent earthquake and tsunami in Japan may adversely impact our revenues from customers located in Japan and/or our ability to source parts from companies located in Japan. Shortly after the earthquake, we received notice from Toshiba (one of two manufacturers of the Neuron Chip—an important component that we and our customers use in control network devices), that they would no longer be able to manufacture Neuron Chips due to earthquake damage suffered at the semiconductor manufacturing facility that produced the Neuron Chips. However, the abrupt termination of Toshiba’s Neuron Chip manufacturing capability caused a disruption in supply and an increase in prices from the remaining supplier, Cypress Semiconductor. Consequently, there is a risk that the events in Japan could ultimately reduce demand for certain of our transceiver products, which are used in conjunction with Neuron Chips in developing control network devices by our customers. Such a reduction in demand could negatively impact our results of operations and financial condition. We do not insure against several natural disasters, including earthquakes.

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

We have not experienced any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2011.

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments to hedge these exposures.

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at March 31, 2012 and December 31, 2011, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at March 31, 2012, and December 31, 2011, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Factors That May Affect Future Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2011 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the repurchase of our common stock during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-January 31	2,693	$5.10	—	—
February 1-February 29	2,710	$5.51	—	—
March 1-March 31	49,015	$4.88	—	—

Total	54,418	$4.92	—	—

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: May 10, 2012	By:	/s/ William R. Slakey
William R. Slakey Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.