Form 10-Q
period 2012-06-30
ECHELON CORP
filed 2012-08-08
CIK 31347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 42,884,265 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

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

ECHELON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,389	$17,658
Short-term investments	42,981	40,998
Accounts receivable, net	24,721	35,215
Inventories	9,982	11,125
Deferred cost of goods sold	1,249	6,536
Other current assets	3,081	4,044

Total current assets	99,403	115,576

Property and equipment, net	25,125	27,201
Goodwill	8,177	8,235
Other long-term assets	688	693

Total assets	$133,393	$151,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,383	$18,313
Accrued liabilities	4,928	7,755
Current portion of lease financing obligations	2,024	1,870
Deferred revenues	6,710	12,716

Total current liabilities	25,045	40,654

LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	19,228	20,193
Other long-term liabilities	1,700	1,750

Total long-term liabilities	20,928	21,943

STOCKHOLDERS’ EQUITY:
Common stock	461	457
Additional paid-in capital	349,707	346,952
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income/(loss)	(39)	244
Accumulated deficit	(234,864)	(230,415)

Total Echelon Corporation stockholders’ equity	87,135	89,108
Noncontrolling interest in subsidiary	285	—

Total stockholders’ equity	87,420	89,108

Total liabilities and stockholders’ equity	$133,393	$151,705

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Product	$39,845	$42,526	$79,331	$70,205
Service	977	1,217	1,824	1,920

Total revenues (2)	40,822	43,743	81,155	72,125

Cost of revenues:
Cost of product (1)	24,230	22,966	46,680	37,618
Cost of service (1)	523	573	1,108	1,160

Total cost of revenues	24,753	23,539	47,788	38,778

Gross profit	16,069	20,204	33,367	33,347

Operating expenses:
Product development (1)	7,393	8,874	16,194	18,472
Sales and marketing (1)	5,548	6,056	11,705	13,298
General and administrative (1)	3,599	4,771	7,945	9,661
Restructuring charges	1,176	—	1,176	—

Total operating expenses	17,716	19,701	37,020	41,431

Income (loss) from operations	(1,647)	503	(3,653)	(8,084)
Interest and other income (expense), net	254	(153)	(10)	(513)
Interest expense on lease financing obligations	(344)	(371)	(695)	(748)

Loss before provision for income taxes	(1,737)	(21)	(4,358)	(9,345)
Income tax expense	144	120	91	115

Net loss	$(1,881)	$(141)	$(4,449)	$(9,460)

Net loss per share:
Basic	$(0.04)	$(0.00)	$(0.10)	$(0.23)

Diluted	$(0.04)	$(0.00)	$(0.10)	$(0.23)

Shares used in computing net loss per share:
Basic	42,560	42,038	42,442	41,911

Diluted	42,560	42,038	42,442	41,911

(1)	See Note 4 for summary of amounts included representing stock-based compensation expense.
(2)

Includes related party amounts of $1,532 and $1,800 for the three months ended June 30, 2012 and 2011, respectively, and $1,759 and $2,969 for the six months ended June 30, 2012 and 2011, respectively. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(1,881)	$(141)	$(4,449)	$(9,460)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(493)	214	(283)	690
Unrealized holding gain (loss) on available-for-sale securities	—	4	—	(1)

Total other comprehensive income (loss)	(493)	218	(283)	689

Comprehensive income (loss)	$(2,374)	$77	$(4,732)	$(8,771)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(4,449)	$(9,460)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,665	3,048
Increase in (reduction of) allowance for doubtful accounts	(32)	(18)
Loss on disposal of fixed assets	—	37
Reduction of (increase in) accrued investment income	3	45
Stock-based compensation	3,759	5,573
Change in operating assets and liabilities:
Accounts receivable	10,505	(3,799)
Inventories	1,130	(1,661)
Deferred cost of goods sold	5,286	242
Other current assets	952	482
Accounts payable	(6,861)	659
Accrued liabilities	(2,873)	105
Deferred revenues	(5,986)	(935)
Deferred rent	(23)	(30)

Net cash provided by (used in) operating activities	4,076	(5,712)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(48,964)	(14,979)
Proceeds from maturities and sales of available-for-sale short-term investments	46,979	43,896
Change in other long-term assets	(2)	(17)
Capital expenditures	(503)	(1,479)

Net cash provided by (used in) investing activities	(2,490)	27,421

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(960)	(849)
Proceeds from exercise of stock options	—	910
Proceeds from noncontrolling interests	285	—
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(970)	(1,683)

Net cash used in financing activities	(1,645)	(1,622)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(210)	487

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(269)	20,574

CASH AND CASH EQUIVALENTS:
Beginning of period	17,658	7,675

End of period	$17,389	$28,249

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$577	$743

Cash paid for income taxes	$139	$216

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies:

Basis of Presentation

The condensed consolidated financial statements include the accounts of Echelon Corporation, a Delaware corporation, its wholly-owned subsidiaries, and a subsidiary in which it has a controlling interest (collectively referred to as the “Company”). The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries and other consolidated entities have been eliminated in consolidation.

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

•

The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 64% of net revenues for the quarter ended June 30, 2012, and 66% of net revenues for the six months ended June 30, 2012, were derived from four customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer. In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

•

From time to time, the Company has experienced shortages or interruptions in supply for certain products or components used in the manufacture of the Company’s products that have been or will be discontinued. In order to ensure an adequate supply of these items, the Company has occasionally purchased quantities of these items that are in excess of the Company’s then current estimate of short-term requirements. If the long-term requirements do not materialize as originally expected, and the Company is not otherwise able to dispose of these excess products or components, the Company could be subject to increased levels of excess and obsolete inventories. For example, to ensure supply, the Company procured a substantial quantity of a certain component used in one of its Systems products. If the long-term requirements do not materialize as originally expected, or if the Company develops alternative solutions that no longer employ these items and the Company is not able to dispose of these excess products or components, the Company could be subject to increased levels of excess and obsolete inventories.

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under U.S. GAAP and International Financial Reporting Standards (“IFRS”). With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor do they affect how earnings per share is calculated or presented. The amended guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB decided to defer the requirement to present reclassifications of other comprehensive income on the face of the income statement. The Company’s adoption of this guidance as of January 1, 2012 did not have a material impact on its condensed consolidated financial position, results of operations or cash flows.

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

The Company’s multiple deliverable revenue arrangements are primarily related to sales of its Systems products, which may include, within a single arrangement, electricity meters, data concentrators and related hardware (collectively, the “Hardware”); NES system software; Element Manager software; post-contract customer support (“PCS”) for the NES system and Element Manager software; extended warranties for the Hardware; and, occasionally, specified enhancements or upgrades to software used in the NES system. For arrangements originating or materially modified after December 31, 2009, with the exception of the NES system software, each of these deliverables is considered a separate unit of accounting. The NES system software functions together with an electricity meter to deliver its essential functionality and any related software license fee is charged for on a per meter basis. Therefore, the NES system software and an electricity meter are combined and considered a single unit of accounting. The Element Manager software is not considered to be part of an electricity meter’s essential functionality and, therefore, Element Manager software and any related PCS continues to be accounted for under industry specific software revenue recognition guidance. However, all other NES system deliverables are no longer within the scope of industry specific software revenue recognition guidance.

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

The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three and six months ended June 30, 2012, resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.

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

As of June 30, 2012 and December 31, 2011, approximately $2.8 million and $9.4 million, respectively, of the Company’s Systems revenue was deferred. This decrease in deferred revenues was primarily due to a change in the timing of revenue recognition for certain of the Company’s Systems products, which resulted from the Company’s ability to objectively demonstrate that the contractual acceptance criteria for these products was met at the time of delivery. All of the deferred revenue at June 30, 2012 and December 31, 2011 relates to revenue that is being accounted for under the revenue recognition guidance applicable to transactions entered into after December 31, 2009.

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

2. Financial Instruments

The Company’s financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable, and lease financing obligations. The carrying value of the Company’s financial instruments approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments, which are classified as either cash equivalents or short-term, and accounts receivable. With respect to its investments, the Company has an investment policy that limits the amount of credit exposure to any one financial institution and restricts placement of the Company’s investments to financial institutions independently evaluated as highly creditworthy. With respect to its accounts receivable, the Company performs ongoing credit evaluations of each of its customers’ financial condition. For a customer whose credit worthiness does not meet the Company’s minimum criteria, the Company may require partial or full payment prior to shipment. Alternatively, prior to shipment, customers may be required to provide the Company with an irrevocable letter of credit or arrange for some other form of coverage to mitigate the risk of uncollectibility, such as a bank guarantee. Additionally, the Company establishes an allowance for doubtful accounts and sales return allowances based upon factors surrounding the credit risk of specific customers, historical trends, and other available information.

On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at June 30, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$5,228	$5,228	$—	$—
U.S. government securities(2)	42,981	—	42,981	—

Total	$48,209	$5,228	42,981	$—

The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$5,215	$5,215	$—	$—
U.S. government securities(2)	45,999	—	45,999	—

Total	$51,214	$5,215	$45,999	$—

(1)	Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets
(2)	Represents our portfolio of available-for-sale securities and is included in either cash and cash equivalents or short-term investments in the Company’s condensed consolidated balance sheets

Cash equivalents consist of either investments with remaining maturities of three months or less at the date of purchase, or money market funds for which the carrying amount is a reasonable estimate of fair value.

The Company’s available-for-sale securities consist of U.S. government securities with a minimum and weighted average credit rating of A-1+. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, the Company classifies all of its fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.

As of June 30, 2012, the Company’s available-for-sale securities had contractual maturities from four to twelve months and an average remaining term to maturity of four months. As of June 30, 2012, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government and agency securities	$42,979	$42,981	$2	$—

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

3. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss (Numerator):
Net loss, basic & diluted	$(1,881)	$(141)	$(4,449)	$(9,460)

Shares (Denominator):
Weighted average common shares outstanding	42,560	42,038	42,442	41,911

Shares used in basic computation	42,560	42,038	42,442	41,911
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—

Shares used in diluted computation	42,560	42,038	42,442	41,911

Net loss per share:
Basic	$(0.04)	$(0.00)	$(0.10)	$(0.23)

Diluted	$(0.04)	$(0.00)	$(0.10)	$(0.23)

For the three and six months ended June 30, 2012 and 2011, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”) excluded from this calculation for the three and six months ended June 30, 2012 and 2011 was 6,769,248 and 5,647,067, respectively.

4. Stockholders’ Equity and Employee Stock Option Plans:

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues:
Cost of product	$47	$112	$296	$406
Cost of service	15	11	51	33
Operating expenses:
Product development	210	788	1,255	1,794
Sales and marketing	344	396	1,005	1,203
General and administrative	326	1,081	1,152	2,137

Total	$942	$2,388	$3,759	$5,573

Stock Award Activity

There were no options exercised for the three and six month periods ended June 30, 2012. The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was approximately $767,000 and $1.1 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the options.

The total fair value of RSUs vested and released during the three and six months ended June 30, 2012 was approximately $2.0 million and $2.7 million, respectively. The total fair value of RSUs vested and released during the three and six months ended June 30, 2011 was approximately $3.0 million and $3.9 million, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Stock-based Compensation Expense for Awards with Financial-Based Performance Vesting Requirements

As of June 30, 2012, there were 230,000 unvested RSUs and RSAs that were subject to service-based vesting conditions as well as certain financial or other performance-based vesting requirements that must be achieved before vesting can occur.

Through June 30, 2012, cumulative compensation expense of $621,000 associated with these 230,000 unvested RSUs and RSAs has been recognized because the Company believes it is probable that the associated performance requirements will be achieved. If such requirements are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.

5. Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and six months ended June 30, 2012 and 2011, the Company had four customers that accounted for a significant portion of its revenues: EBV Electronik GmbH and Avnet Europe Comm VA (“EBV/Avnet”), the Company’s primary distributors of its Sub-systems products in Europe, Duke Energy Corporation (“Duke”), a U.S. utility company; and Eltel Networks A/S (“Eltel”) and Telvent Energia y Medioambiente SA (“Telvent”), value added resellers of the Company’s Systems products. For the three and six months ended June 30, 2012 and 2011, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Telvent	26.2%	14.0%	32.2%	13.8%
Duke	17.5%	28.8%	18.8%	25.9%
Eltel	13.7%	14.2%	8.1%	14.1%
EBV/Avnet	6.5%	9.7%	7.0%	11.2%

Total	63.9%	66.7%	66.1%	65.0%

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

6. Commitments and Contingencies:

Legal Actions

In April 2009, the Company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against the Company, seeking the return of approximately $16.7 million in payments received by the Company in the ordinary course of business for components sold by the Company to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meters manufacturers, and from time to time through January 2004, the Company sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project. The Company believes that the Italian claw back law is not applicable to its transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver are without merit, and it is defending the lawsuit. As such, no loss or range of loss associated with this action is considered probable or reasonably possible at this time.

From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of June 30, 2012, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

Line of Credit

The Company maintains a $10.0 million line of credit with its primary bank, which expires on July 1, 2013. The letter of credit contains certain financial covenants requiring the Company to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of June 30, 2012, the Company was in compliance with these covenants. As of June 30, 2012, the Company’s primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

7. Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Purchased materials	$1,885	$2,346
Work-in-process	63	86
Finished goods	8,034	8,693

	$9,982	$11,125

8. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued payroll and related costs	$3,379	$5,673
Warranty reserve	457	823
Restructuring charges	409	49
Customer deposits	2	101
Accrued taxes	85	170
Other accrued liabilities	596	939

	$4,928	$7,755

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

The Company operates in one principal industry segment, its reportable segment: the design, manufacture and sale of products for the controls network industry, and markets its products primarily to the smart grid, smart cities and smart buildings markets. The Company’s products provide the infrastructure and support required to implement and deploy open, interoperable, control network solutions. All of the Company’s products either incorporate or operate with the Neuron® Chip and/or the LONWORKS protocol. The Company also provides a range of services to its customers that consist of technical support, training courses covering its LONWORKS network technology and products, and custom software development. Any given customer purchases a small subset of products and services that are appropriate for that customer’s application.

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2012 and December 31, 2011, long-lived assets of approximately $31.1 million and $33.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the condensed consolidated financial statements.

The Company has two primary product lines: Systems and Sub-systems. Systems revenue is primarily composed of sales of meters and data concentrators to system integrators or utilities. The Company previously referred to this as Utility revenue. Sub-systems revenue is principally composed of sales of components, software, and sub-system modules to utilities, building energy, or street lighting customers. This was previously reported as Commercial and Enel Project revenues. Summary revenue information by product line for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Systems	$28,028	$29,259	$56,720	$43,882
Sub-systems	12,794	14,484	24,435	28,243

Total	$40,822	$43,743	$81,155	$72,125

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Americas	$12,098	$16,771	$24,776	$27,456
EMEA	24,474	23,215	49,480	38,026
APJ	4,250	3,757	6,899	6,643

Total	$40,822	$43,743	$81,155	$72,125

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.

10. Income Taxes:

The provision for income taxes for the three months ended June 30, 2012 and 2011 was $144,000 and $120,000, respectively. The provision for income taxes for the six months ended June 30, 2012 and 2011 was $91,000 and $115,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

As of June 30, 2012 and December 31, 2011, the Company had gross unrecognized tax benefits of approximately $3.7 million and $4.4 million, respectively, of which $704,000 and $755,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2012 and December 31, 2011, the Company had accrued $256,000 and $201,000, respectively, for interest and penalties. The $617,000 reduction in gross unrecognized tax benefits during the six months ended June 30, 2012 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.

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

For the three months ended June 30, 2012 and 2011, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.5 million and $1.8 million, respectively. For the six months ended June 30, 2012 and 2011, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.8 million and $3.0 million, respectively. As of June 30, 2012, and December 31, 2011, none of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

12. Restructuring

In December 2010, the Company recorded restructuring charges of approximately $1.2 million related to termination benefits, of which $49,000 remained accrued as of December 31, 2011. The $49,000 was paid to the remaining affected employee during the quarter ended June 30, 2012.

In May 2012, the Company undertook further cost cutting measures aimed at reshaping its operating cost structure for the future by initiating a headcount reduction of 42 full-time employees worldwide, to be terminated between May 2012 and March 2013. In connection with this restructuring plan, in the second quarter of 2012, the Company recorded restructuring charges of approximately $1.2 million related to termination benefits for these personnel. The company expects to incur additional charges of approximately $100,000 through March 2013 for the employees whose termination dates will occur in the latter part of 2012 through the first quarter of 2013 and who will be entitled to additional severance payments if they remain employed with the Company through those dates.

The following table sets forth a summary of restructuring activities related to the Company’s May 2012 restructuring program (in thousands):

	March 31, 2012	Costs Incurred	Cash Payments	June 30, 2012
Termination benefits	$—	$1,176	$767	$409

Accrued restructuring charges of approximately $409,000 as of June 30, 2012 comprise the remaining liability balance and are reflected in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2012. The Company expects to pay these accrued termination benefits prior to June 30, 2013.

13. Joint Venture

On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture will focus on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51 percent ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s Condensed Consolidated Financial Statements as of June 30, 2012 and for three months and six months then ended. Holley’s interests in Echelon-Holley’s net assets are reported in the noncontrolling interest in subsidiary on the Condensed Consolidated Balance Sheet as of June 30, 2012. Net income attributable to the noncontrolling interest in Echelon-Holley was not material during three months and six months ended June 30, 2012.

As of June 30, 2012, Echelon and Holley had contributed in cash a total of approximately $600,000 in Share Capital, as defined, to Echelon-Holley in proportion to their respective ownership interests.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” “goal,” “continues,” “may” and similar expressions. Forward-looking statements include statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances. In particular, these statements include statements such as: our projections of Systems revenues; estimates of our future gross margins; statements regarding reinvesting a portion of our earnings from foreign operations; plans to use our cash reserves to strategically acquire other companies, products, or technologies; the sufficiency of our cash reserves to meet cash requirements; our expectations that our Sub-systems revenues will not fluctuate significantly from foreign currency sales; our forecasts regarding our sales and marketing expenses; and estimates of our interest income. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Factors That May Affect Future Results of Operations” section. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to review or update publicly any forward-looking statements for any reason.

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

Our total revenues decreased by 6.7% during the second quarter of 2012 as compared to the same period in 2011, driven principally by decreased sales of our Systems products. Gross margins declined by 6.8 percentage points between the two periods, while overall operating expenses declined by 10.1%. The net effect was a second quarter loss in 2012 that increased by $1.7 million as compared to the second quarter of 2011. For the six months ended June 30, 2012, total revenues increased by 12.5% as compared to the same period in 2011. Gross margins declined by 5.0 percentage points between the two periods, while overall operating expenses declined by 10.6%. The net effect was a first half loss in 2012 that decreased by $5.0 million as compared to the first six months of 2011.

The following tables provide an overview of key financial metrics for the three and six months ended June 30, 2012 and 2011 that our management team focuses on in evaluating our financial condition and operating performance (in millions, except percentages).

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Net revenues	$40,822	$43,743	$(2,921)	(6.7%)
Gross margin	39.4%	46.2%	—	(6.8	ppt)
Operating expenses	$17,716	$19,701	$(1,985)	(10.1%)
Net loss	$(1,881)	$(141)	$(1,740)	(1,234.0%)

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Net revenues	$81,155	$72,125	$9,030	12.5%
Gross margin	41.1%	46.2%	—	(5.1	ppt)
Operating expenses	$37,020	$41,431	$(4,411)	(10.6%)
Net loss	$(4,449)	$(9,460)	$5,011	53.0%

	Balance as of
	June 30, 2012	December 31, 2011	$ Change	% Change
Cash, cash equivalents, and short-term investments	$60,370	$58,656	$1,714	2.9%

•

Net revenues: Our total revenues decreased by 6.7% during the second quarter of 2012 as compared to the same period in 2011, driven primarily by a $1.2 million, or 4.2%, decrease in sales of our Systems products and services and a $1.7 million or 11.7% decrease in net revenues from our Sub-systems products. The decrease in our Systems revenues was primarily due to an overall decrease in the level of large-scale deployments in the United States of our NES system products, partly offset by increased deployments in Finland. With respect to our Sub-systems product line, the 11.7% reduction in revenues during the second quarter of 2012 was due to a $1.4 million decrease in sales to our European Sub-system customers other than Enel, reflecting depressed economic conditions and some loss of market share. Many of our Sub-systems customers produce products used in commercial or industrial buildings. The markets for these products were adversely affected by the recession that started in 2008. These markets have yet to recover to their pre-recession levels. Our total revenues increased during the six months ended June 30, 2012 as compared to the same period in 2011 by 12.5%. This was due mainly to increased shipments of our Systems products for projects in Finland. To a lesser extent, Systems revenues increased in the first half of 2012 due to a change in the timing of revenue recognition for certain of our Systems products. These increases were partially offset by a reduction in products shipped for our projects in United States as well reduced Sub-systems sales in Europe.

•

Gross margin: Our gross margin declined by 6.8 percentage points and 5.1 percentage points during the three and six month periods ended June 30, 2012, respectively, as compared to the same periods in 2011. These decreases were primarily due to increased manufacturing costs for our Systems products, and for the six month period, the mix of products sold. In addition, for the three month period slightly higher indirect costs and overall reduced revenue levels also contributed to the gross margin decline. For the six month period, higher overall revenues and slightly lower indirect costs helped to offset some of the manufacturing cost increases.

•

Operating expenses: Our operating expenses decreased by 10.1% and 10.6% during the three and six month periods ended June 30, 2012, respectively, as compared to the same periods in 2011. These decreases were driven primarily by decreases in compensation costs (primarily due to reduced headcount) as well as fees paid to third party service providers. Also contributing to the decrease in operating expenses for both periods (as well as the costs of revenues mentioned above), was the impact of the reduction of stock compensation expense reflecting the restructuring action and the retirement of our former CFO during the second quarter of 2012. At the time of these employees’ departure, they had outstanding and unvested equity compensation awards for which cumulative compensation expense of approximately $800,000 had been recognized as of March 31, 2012. This cumulative compensation expense was reversed in the second quarter of 2012. Partially offsetting these operating expense decreases was a restructuring charge of approximately $1.2 million that we took during the second quarter of 2012.

•

Net loss: Our net loss increased by $1.7 million during the second quarter of 2012 as compared to the same period in 2011. This increase was directly attributable to the $2.9 million quarter-over-quarter decrease in net revenues, partly offset by reduced operating expenses. Excluding the impact of non-cash stock-compensation charges and restructuring charges, our net income decreased by approximately $2.0 million in the second quarter of 2012 as compared to the same period in 2011. Our net loss decreased by $5.0 million, or 53.0% during the six months ended June 30, 2012 as compared to the same period in 2011. This was directly attributable to the $9.0 million year-over-year increase in net revenues combined with the reduced operating expenses. Excluding the impact of non-cash stock-compensation charges and restructuring charges incurred in the first half of 2012, our net income increased by approximately $4.4 million in the first half of 2012 as compared to the same period in 2011.

•

Cash, cash equivalents, and short-term investments: During the first half of 2012, our cash, cash equivalents, and short-term investment balance increased by 2.9%, from $58.7 million at December 31, 2011 to $60.4 million at June 30, 2012. This increase was primarily the result of cash provided by operations of $4.1 million due mainly to reduction in working capital (increased A/R collections of $10.5 million being the primary driver), partly offset by cash used for taxes paid on stock awards released during the year and principal payments on our lease financing obligations.

.

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

During the three and six months ended June 30, 2012, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Product	97.6%	97.2%	97.8%	97.3%
Service	2.4	2.8	2.2	2.7

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product	59.4	52.5	57.5	52.2
Cost of service	1.2	1.3	1.4	1.6

Total cost of revenues	60.6	53.8	58.9	53.8

Gross profit	39.4	46.2	41.1	46.2

Operating expenses:
Product development	18.1	20.3	20.0	25.6
Sales and marketing	13.6	13.8	14.4	18.4
General and administrative	8.8	10.9	9.8	13.4
Restructuring charges	2.9	—	1.4	—

Total operating expenses	43.4	45.0	45.6	57.4

Income (loss) from operations	(4.0)	1.2	(4.5)	(11.2)
Interest and other income (expense), net	0.6	(0.4)	(0.0)	(0.7)
Interest expense on lease financing obligations	(0.8)	(0.8)	(0.9)	(1.0)

Loss before provision for income taxes	(4.2)	(0.0)	(5.4)	(12.9)
Income tax expense	0.4	0.3	0.1	0.2

Net loss	(4.6%)	(0.3%)	(5.5%)	(13.1%)

Revenues

Total revenues

	Three Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Total revenues	$40,822	$43,743	$(2,921)	(6.7%)

	Six Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Total revenues	$81,155	$72,125	$9,030	12.5%

The $2.9 million decrease in total revenues for the quarter ended June 30, 2012 as compared to the same period in 2011 was primarily due to a $1.2 million, or 4.2%, decrease in sales of our Systems products and services and a $1.7 million or 11.7% decrease in net revenues from our Sub-systems products. The $9.0 million increase in total revenues for the six months ended June 30, 2012 as compared to the same period in 2011 was primarily the result of a $12.8 million increase in Systems revenues, which was partially offset by a $3.8 million decrease in Sub-systems revenues.

As we look forward to the remainder of 2012, the smart energy market continues to be in the midst of a challenging time. Macro conditions remain tentative amidst the European financial crisis, and competition is heightened as the industry faces slow growth and ongoing consolidation. New tender activity for smart–metering deployments is down and pricing pressures are increasing. In this challenging environment, we expect our revenues in the third quarter of 2012 will be lower than the first two quarters of the year, driven primarily by lower Systems revenue as a result of fewer systems deployments.

Systems revenues

	Three Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Systems revenues	$28,028	$29,259	$(1,231)	(4.2%)

	Six Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Systems revenues	$56,720	$43,882	$12,838	29.3%

During the three and six months ended June 30, 2012 and 2011, our Systems revenues were derived primarily from a relatively small number of customers who have undertaken large-scale deployments of our NES System products. These deployments generally come to fruition after an extended and complex sales process, and each is relatively substantial in terms of its revenue potential. They vary significantly from one another in terms of, among other things, the overall size of the deployment, the duration of time over which the products will be sold, the mix of products being sold, the timing of delivery of those products, and the ability to modify the timing or size of those projects. This relative uniqueness among each deployment results in significant variability and unpredictability in our Systems revenues.

Systems revenues decreased during the quarter ended June 30, 2012 as compared to the same period in 2011. This was primarily due to an overall decrease in the level of large-scale deployments in the United States of our NES system products, partly offset by increased deployments in Finland. Systems revenues increased during the six months ended June 30, 2012 as compared to the same period in 2011. This was due to increased shipments of our Systems products for projects in Finland. These increases were partially offset by a reduction in products shipped for our projects in Denmark and the United States.

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

Sub-systems revenues

	Three Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Sub-systems revenues	$12,794	$14,484	$(1,690)	(11.7%)

	Six Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Sub-systems revenues	$24,435	$28,243	$(3,808)	(13.5%)

Our Sub-systems revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are products and services sold to Enel.

Excluding sales of products and services sold to Enel, which are discussed more fully below, our Sub-systems revenues decreased by $1.4 million, or 11.2% during the three months ended June 30, 2012, and by $2.6 million, or 10.3% during the six months ended June 30, 2012, as compared to the same periods in 2011. This decrease was primarily due to a decrease in revenues in the EMEA region and was attributable, we believe, to generally poor macroeconomic conditions in Europe during the first half of 2012 and some loss of market share. Within the Sub-systems family of products, the year-over-year decrease was driven primarily from decreased sales of our control and connectivity products, partially offset by an increase in sales of our SmartServer products.

Our future Sub-systems revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our Sub-systems revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 8.8% for the six months ended June 30, 2012 and 7.1% for the same period in 2011. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during 2012, the amount of our Sub-systems revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel project revenues (included in Sub-systems)

	Three Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Enel project revenues	$1,532	$1,800	$(268)	(14.9%)

	Six Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Enel project revenues	$1,759	$2,969	$(1,210)	(40.8%)

In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. Enel Project revenues recognized during the three and six month periods ended June 30, 2012 and 2011, respectively, related primarily to shipments under the development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. The software enhancement agreement expires in December 2012 and the development and supply agreement expires in December 2013.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Three Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Gross Profit	$16,069	$20,204	$(4,135)	(20.5%)
Gross Margin	39.4%	46.2%	—	(6.8)

	Six Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Gross Profit	$33,367	$33,347	$20	0.1%
Gross Margin	41.1%	46.2%	—	(5.1)

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

Gross margin declined by approximately 6.8 and 5.1 percentage points during the three and six month period ended June 30, 2012, respectively, as compared to the same periods in 2011. These decreases were primarily due to increased manufacturing costs for our Systems products, and for the six month period, the mix of products sold. In addition, for the three month period slightly higher indirect costs and overall reduced revenue levels also contributed to the gross margin decline. For the six month period, higher overall revenues and slightly lower indirect costs helped to offset some of the manufacturing cost increases.

In June 2011, Jabil, one of our primary CEMs, notified us that they intended to increase the prices they charge us for manufacturing our Systems products. The new pricing became effective July 1, 2011, and was based on increased fees for Jabil’s overhead and profit, cost increases for commodities contained in our products, and higher labor rates for Jabil’s production personnel. The impact of these cost increases began to phase in during the third quarter of 2011 and became fully effective at the beginning of the fourth quarter. In an effort to mitigate the effects of these price increases and thus improve our gross margins within the foreseeable future, we are working on certain design modifications for these products intended to reduce their cost to manufacture. We continue to work closely with Jabil to identify other opportunities to reduce their manufacturing costs associated with our products.

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

Operating Expenses

Product Development

	Three Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Product Development	$7,393	$8,874	$(1,481)	(16.7%)

	Six Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Product Development	$16,194	$18,472	$(2,278)	(12.3%)

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.

The decrease in product development expenses during the quarter and six months ended June 30, 2012 as compared to the same periods in 2011 was due primarily to a reduction in expenses associated with a specific development project. These design and development activities were being conducted in accordance with an arrangement we entered into with a third party in June 2010. This effort was completed in the fourth quarter of 2011. Also contributing to the reduction were reduced compensation costs including share based compensation expenses (as mentioned in the executive overview above), which were down primarily due to lower headcount, including the restructuring action, in our product development organization during the first half of 2012.

Sales and Marketing

	Three Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Sales and Marketing	$5,548	$6,056	$(508)	(8.4%)

	Six Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Sales and Marketing	$11,705	$13,298	$(1,593)	(12.0%)

Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.

The decrease in sales and marketing expenses during the quarter and six months ended June 30, 2012 as compared to the same periods in 2011 was driven primarily by lower compensation expenses (including commission expenses, bonus expenses, and share based compensation expenses primarily due to the restructuring action as mentioned above in the executive summary), lower travel and entertainment expenses and reduced fees paid to consultants and other third party service providers.

General and Administrative

	Three Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
General and Administrative	$3,599	$4,771	$(1,172)	(24.6%)

	Six Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
General and Administrative	$7,945	$9,661	$(1,716)	(17.8%)

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.

The decrease in general and administrative expenses during the quarter and six months ended June 30, 2012 as compared to the same periods in 2011 was primarily attributable to a decrease in compensation expenses (including bonus expenses, and share based compensation expenses primarily due to the restructuring action as mentioned above in the executive summary) and a decrease in fees paid to third party service providers.

Restructuring Charges

	Three Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Restructuring Charges	$1,176	$—	$1,176	100.0%

	Six Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Restructuring Charges	$1,176	$—	$1,176	100.0%

In May 2012, we undertook further cost cutting measures aimed at reshaping our operating cost structure for the future by initiating a headcount reduction of 42 full-time employees worldwide, to be terminated between May 2012 and March 2013. In connection with this restructuring plan, in the second quarter of 2012, we recorded restructuring charges of approximately $1.2 million related to termination benefits for these personnel. We expect to incur additional charges of approximately $100,000 through March 2013 for the employees whose termination dates will occur in the latter part of 2012 through the first quarter of 2013 and who will be entitled to additional severance payments if they remain employed with Echelon through those dates.

With the exception of $409,000 that remains accrued and reflected in accrued liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2012, the restructuring charges of $1.2 million were paid out in the second quarter of 2012. We expect to pay the remaining $409,000 of accrued termination benefits through the first two quarters of 2013.

Interest and Other Income (Expense), Net

	Three Months Ended		2012 over	2012 over
(Dollars in thousands)	June 30, 2012	June 30, 2011	2011 $ Change	2011 % Change
Interest and Other Income (Expense), Net	$254	$(153)	$407	266.0%

	Six Months Ended		2012 over	2012 over
(Dollars in thousands)	June 30, 2012	June 30, 2011	2011 $ Change	2011 % Change
Interest and Other Income (Expense), Net	$(10)	$(513)	$503	98.1%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

The $407,000 increase in interest and other expense, net during the quarter ended June 30, 2012 as compared to the same period in 2011 was primarily attributable to the fact that, during the second quarter of 2012, we recognized approximately $251,000 of foreign currency translation gains, whereas in the second quarter of 2011, we recognized foreign currency translation losses of approximately $158,000. The $503,000 increase in interest and other expense, net during the six months ended June 30, 2012 as compared to the same period in 2011 was primarily attributable to the fact that, during the first half of 2012, we recognized approximately $19,000 of foreign currency translation losses, whereas in the first half of 2011, we recognized foreign currency translation losses of approximately $549,000. These fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens as it did during the first half of 2012, the resulting translation gains favorably impact other income.

We do not currently anticipate interest income on our investment portfolio will improve during 2012 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended		2012 over	2012 over
(Dollars in thousands)	June 30, 2012	June 30, 2011	2011 $ Change	2011 % Change
Interest Expense on Lease Financing Obligations	$344	$371	$(27)	(7.3%)

	Six Months Ended		2012 over	2012 over
(Dollars in thousands)	June 30, 2012	June 30, 2011	2011 $ Change	2011 % Change
Interest Expense on Lease Financing Obligations	$695	$748	$(53)	(7.1%)

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

The decreases of $27,000 and $53,000 in interest expense on lease financing obligations during the three and six month periods ended June 30, 2012 as compared to the same periods in 2011 were a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of the payments we make in the future will be allocated to principal repayment and less will be allocated to interest expense.

Income Tax Expense

	Three Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Income Tax Expense	$144	$120	$24	20.0%

	Six Months Ended		2012 over 2011 $ Change	2012 over 2011 % Change
(Dollars in thousands)	June 30, 2012	June 30, 2011
Income Tax Expense	$91	$115	$(24)	(20.9%)

The income tax expense for the quarters ended June 30, 2012 and 2011 was $144,000 and $120,000, respectively. The income tax expense for the six month periods ended June 30, 2012 and 2011 was $91,000 and $115,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

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

In March 2012, we announced the formation of a joint venture in Hangzhou, China with Holley Metering, a Chinese company with which we have been developing smart energy products for the Chinese and rest-of-world markets. The joint venture will require us to provide capital contributions of approximately $2.0 million, of which we had contributed approximately $306,000 as of June 30, 2012. We expect to contribute the balance $1.7 million by December 31, 2012.

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

Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our consolidated statements of income, was approximately $128,000 during the quarter ended June 30, 2012, and $123,000 for the same period in 2011, and $281,000 for the six months ended June 30, 2012, and $269,000 for the same period in 2011.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of June 30, 2012, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of June 30, 2012, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through June 30, 2012, we raised $294.7 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

The following table presents selected financial information as of June 30, 2012, and for each of the last three fiscal years (dollars in thousands):

	June 30, 2012	December 31,
		2011	2010	2009
Cash, cash equivalents, and short-term investments	$60,370	$58,656	$64,632	$80,116
Trade accounts receivable, net	24,721	35,215	25,102	21,496
Working capital	74,358	74,922	77,259	96,357
Stockholders’ equity	87,420	89,108	93,989	115,898

As of June 30, 2012, we had $60.4 million in cash, cash equivalents, and short-term investments, an increase of $1.7 million as compared to December 31, 2011. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.

Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash provided by operating activities was $4,076,000 for the six months ended June 30, 2012, an increase in cash inflows of approximately $9.8 million as compared to the same period in 2011. During the six months ended June 30, 2012, net cash provided by operating activities was primarily the result of stock-based compensation expenses of $3.8 million and depreciation and amortization expense of $2.7 million and changes in operating assets and liabilities of $ 2.1 million, partially offset by our net loss of $4.4 million. The primary components of the $2.1 million net change in our operating assets and liabilities were a $10.5 million decrease in accounts receivable, a $5.3 million decrease in deferred cost of goods sold, a $1.1 million decrease in inventories offset by a $6.9 million reduction in accounts payable, a $6.0 million decrease in deferred revenues and a $2.9 million reduction in accrued liabilities. Inventories decreased primarily due to the increased shipment of goods in the first and second quarters of 2012. Deferred revenues decreased due primarily to our ability to objectively demonstrate that the contractual acceptance criteria for much of the Systems products we shipped during the first quarter was satisfied at the time of delivery. Accrued liabilities decreased primarily due to the payment of bonuses and commissions during the first quarter of 2012 that were accrued as of December 31, 2011 in accordance with our 2011 compensation arrangements. Accounts payable decreased due to an overall reduction in the level of purchasing activity and timing of expenditures during the first half of 2012. Accounts receivable decreased primarily as a result of the timing of collections and revenues in the first half of 2012 as compared to the same period in 2011. Also contributing to the reduction in accounts receivable was a general improvement in the days sales outstanding for our Systems related receivables. Deferred cost of goods sold decreased in conjunction with a decrease in deferred revenues.

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

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used in investing activities was $2,490,000 for the six months ended June 30, 2012, a decrease in cash inflows of $29.9 million from the same period in 2011. During the six months ended June 30, 2012, net cash used in investing activities was primarily the result of the purchases of available-for-sale short-term investments of $49.0 million and capital expenditures of $503,000, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $47.0 million. During the six months ended June 30, 2011, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $43.9 million, partially offset by purchases of available-for-sale short-term investments of $15.0 million and capital expenditures of $1.5 million.

Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $1.6 million for the six months ended June 30, 2012, a $23,000 increase in cash outflows as compared to the same period in 2011. During the six months ended June 30, 2012, net cash used in financing activities was primarily the result of $970,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options and $960,000 in principal payments on our building lease financing obligations, partly offset by cash provided by the capital infusion of $285,000 by Holley in our joint venture in China. During the six months ended June 30, 2011, net cash used in financing activities was primarily the result of $1.7 million worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options and $849,000 in principal payments on our building lease financing obligations, partially offset by proceeds of $910,000 from the exercise of stock options by our employees.

As noted above, our cash and investments totaled $60.4 million as of June 30, 2012. Of this amount, approximately 3% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.

We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.

We maintain a $10.0 million line of credit with our primary bank, which expires on July 1, 2013. The letter of credit contains certain financial covenants requiring us to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of June 30, 2012, we were in compliance with these covenants. As of June 30, 2012, our primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

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

For the three months ended June 30, 2012 and 2011, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.5 million and $1.8 million, respectively. For the six months ended June 30, 2012 and 2011, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.8 million and $3.0 million, respectively. As of June 30, 2012, and December 31, 2011, none of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

RECENTLY ISSUED ACCOUNTING STANDARDS

There have been no new recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2012, that are of significance, or potential significance, to our company.

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

In addition, shipment of Systems products and some Sub-systems components used in smart grid products to a particular jurisdiction or customer is generally dependent on either obtaining regulatory approval for the NES meter or other products, including modifications to those products, from a third party for the relevant jurisdiction, or satisfying the customer’s internal testing requirements, or both. This certification approval process is often referred to as homologation. Further, shipment of Systems products into some jurisdictions requires our contract manufacturers to pass certain tests and meet various standards related to the production of our NES meters. Failure to receive any such approval on a timely basis or at all, or failure to maintain any such approval, would have a material adverse impact on our ability to ship our Systems products, and would therefore have an adverse affect on our results of operations and our financial condition.

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

While we generate revenue from numerous customers worldwide, our sales are currently concentrated within a relatively small group of customers. During the six months ended June 30, 2012, a large percentage of our revenue, approximately 66%, came from sales to our top four customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. In addition, if upon its expiration, a large customer contract is not replaced with new business of similar magnitude, our revenue and gross margin would be adversely affected. Our ability to maintain strong, long-term relationships with our key customers is essential to our future performance.

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

We recently announced the formation of a joint venture in Hangzhou, China with Holley Metering, a Chinese company with which we have been developing smart energy products for the Chinese market. Operations at the joint venture could expose us to risks inherent in such activities, such as protection of our intellectual property, economic and political stability, labor matters, language and cultural differences and the need to manage product development, operations and sales activities that are located a long distance from our headquarters. The management of new product development activities, the sharing or transfer of technological capabilities to the joint venture and/ or the establishment of new manufacturing facilities associated with new products in particular, will expose us to risks. For example, it is possible that the product offerings from the joint venture will not be completed on time, will not perform as planned, will not meet sales targets or otherwise will not meet market demands. In addition, from time to time in the future, our joint venture partner may have economic or business interests or goals that are different from ours. Although our company currently has a 51% interest in the joint venture, the venture’s governing documents call for our partner’s approval on certain key matters, so we cannot provide assurance that the joint venture will be able to satisfy our corporate objectives. In addition, the joint venture documents will require us to make equity contributions from time to time up to specified amounts. If the joint venture business does not progress according to our plans and anticipated timing, our investment in the joint venture may not be considered successful.

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

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. The ongoing economic slowdown, particularly in Europe, where we have sold many NES Smart Grid products, and the uncertainty over its breadth, depth and duration continue to have a negative effect on our business. Further, the continuing worldwide financial and credit crisis has hampered the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit, combined with losses in worldwide equity markets, has continued to contribute to the recent world-wide economic recession.

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

We are in the process of moving our collaboration with our Chinese partner, Holley Metering, to develop smart metering products to our Chinese joint venture. To the extent we expand our development activities in China or elsewhere, our development activities will be exposed to risks, such as protection of intellectual property, investment risk, and labor costs and other matters. We could also be adversely affected by delays or cost increases experienced by third parties that are developing products on our behalf.

Because we depend on a limited number of key suppliers and in certain cases, a sole supplier, the failure of any key supplier to produce timely and compliant products could result in a failure to ship products, or could subject us to higher prices, which would harm our results of operations and financial position.

Our future success will depend significantly on our ability to timely manufacture our products cost effectively, in sufficient volumes, and in accordance with quality standards. For most of our products requiring assembly, we rely on a limited number of contract electronic manufacturers (CEMs), principally Jabil and TYCO. These CEMs procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks, including reduced control over quality, costs, delivery schedules, availability of materials, components, finished products, and manufacturing yields. As a result of these and other risks, our CEMs could demand price increases for manufacturing our products. The Jabil and TYCO factories where our products are manufactured are located in China. The Chinese government maintains programs, whereby labor rates for the manufacture of our products will increase over time. In addition, our agreements with our CEMs make us responsible for components and subassemblies purchased by the CEMs when based on our forecasts or purchase orders. Accordingly, we will be at risk for any excess and obsolete inventory purchased by our CEMs. Lastly, CEMs can experience turnover, instability, and lapses in manufacturing or component quality, exposing us to additional risks as well as missed commitments to our customers.

We also maintain manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products. The Neuron Chip is an important component that we and our customers use in control network devices. In addition to those sold by Echelon, the Neuron Chip is currently manufactured and distributed only by Cypress Semiconductor. The other former producer of the Neuron Chip, Toshiba, ceased production due to earthquake damage at its factory in Japan in March 2011. As a result, we or our customers may experience longer lead times and higher pricing for these parts, which could result in reduced orders for our products from these same customers. In addition, Cypress Semiconductor could decide to reduce or cease production of the Neuron chip in the future.

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

We may also elect to change any of these key suppliers or to move manufacturing to our Chinese joint venture. As part of such a transition, we may be required to purchase certain raw material and in-process inventory from the existing supplier and resell it to the new source. In addition, if any of our key suppliers were to stop manufacturing our products or supplying us with our key components, it could be expensive and time consuming to find a replacement. Also, as our Systems business grows, we will be required to expand our business with our key suppliers or find additional sources of supply. There is no guarantee that we would be able to find acceptable alternative or additional sources. Additional risks that we face if we must transition between CEMs include:

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

We are dependent on our outsourcing arrangements.

We are dependent on third-party providers for the manufacturing of most of our products requiring assembly. Many of these third-party providers are located in markets that are subject to political risk, corruption, infrastructure problems and natural disasters in addition to country specific privacy and data security risks given current legal and regulatory environments. The failure of these service providers to meet their obligations and adequately deploy business continuity plans in the event of a crisis and/or the development of significant disagreements, natural or man-made disasters or other factors that materially disrupt our ongoing relationship with these providers could negatively affect operations.

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

Our success depends significantly upon our intellectual property rights, which can vary significantly from jurisdiction to jurisdiction. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection, particularly in those countries that lack robust or accessible enforcement mechanisms. For example, we have formed a joint venture with Holley Metering to develop and sell certain products in China and rest-of-world markets, and the intellectual property mechanisms available in China are generally less stringent than those found in the U.S. If any of our patents fail to protect our technology, or if we do not obtain patents in certain countries, our competitors may find it easier to offer equivalent or superior technology. In addition, our trade secrets or other intellectual property that we license to third parties could be used improperly or otherwise in violation of the license terms.

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

We only recognize revenue when we believe collectability is reasonably assured. However, only a relatively small percentage of our outstanding accounts receivables are covered by collateral, credit insurance, or acceptable third-party guarantees. In addition, our standard terms and conditions require payment within a specified number of days following shipment of product, or in some cases, after the customer’s acceptance of our products. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. Additionally, when one of our resellers makes a sale to a utility, we face further credit risk, and we may defer revenue, due to the fact that the reseller may not be able to pay us until it receives payment from the utility. This risk could become more magnified during a particular fiscal period if the resellers facing credit issues represent a significant portion of our accounts receivable during that period. As economic conditions change and worsen, certain of our direct or indirect customers may face liquidity concerns and may be unable to satisfy their payment obligations to us or our resellers on a timely basis or at all, which would have a material adverse effect on our financial condition and results of operations. Our revenues are highly concentrated with 66% of our revenues during the first six months of 2012 being attributable to four customers and 69.3% of our June 30, 2012 accounts receivable balance being attributable to these same customers. This concentration risk further increases our credit exposure.

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

As we move product development capabilities to our joint venture in China, we would also face risks associated with long distance management of such personnel.

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

We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events, as well as from power outages. A natural disaster, power outage, or other unanticipated problem could also adversely affect our business by, among other things, harming our primary data center or other internal operations, limiting our ability to communicate with our customers, limiting our ability or our partners’ or customers’ ability to sell or use our products, affecting our third party developer’s ability to complete developments on schedule or at all, or affecting our suppliers’ ability to provide us with components or products. For example, the recent earthquake and tsunami in Japan may adversely impact our revenues from customers located in Japan and/or our ability to source parts from companies located in Japan. Shortly after the earthquake, we received notice from Toshiba (one of two manufacturers of the Neuron Chip - an important component that we and our customers use in control network devices), that they would no longer be able to manufacture Neuron Chips due to earthquake damage suffered at the semiconductor manufacturing facility that produced the Neuron Chips. However, the abrupt termination of Toshiba’s Neuron Chip manufacturing capability caused a disruption in supply and an increase in prices from the remaining supplier, Cypress Semiconductor. Consequently, there is a risk that the events in Japan could ultimately reduce demand for certain of our transceiver products, which are used in conjunction with Neuron Chips in developing control network devices by our customers. Such a reduction in demand could negatively impact our results of operations and financial condition. We do not insure against several natural disasters, including earthquakes.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at June 30, 2012 and December 31, 2011, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at June 30, 2012, and December 31, 2011, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the repurchase of our common stock during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30	9,799	$4.23	—	—
May 1 – May 31	185,066	$3.72	—	—
June 1 – June 30	925	$3.20	—	—

Total	195,790	$3.74	—	—

(1)	Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

10.2(p)	Form of 1997 Stock Plan Stock Option Agreement for U.S. Optionees (2012)

10.2(q)	Form of 1997 Stock Plan Stock Option Agreement for U.S. Corporate Officers (2012)

10.2(r)	Form of 1997 Stock Plan Stock Option Agreement for Optionees Outside the U.S. (2012)

10.2(s)	Form of 1997 Stock Plan Stock Option Agreement for Corporate Officer Optionees Outside the U.S. (2012)

10.2(t)	Form of 1997 Stock Plan Stock Option Agreement Appendix A for Optionees Outside the U.S. (2012)

10.2(u)	Form of 1997 Stock Plan Performance Share Agreement for Participants Outside the U.S. (2012)

10.2(v)	Form of 1997 Stock Plan Performance Share Agreement for Corporate Officers Outside the U.S. (2012)

10.2(w)	Form of 1997 Stock Plan Performance Share Agreement Appendix A for Participants Outside the U.S. (2012)

10.2+	1997 Stock Plan (as amended and restated August 18, 2010)

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION

Date: August 8, 2012	By:	/s/ William R. Slakey
William R. Slakey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.2(p)	Form of 1997 Stock Plan Stock Option Agreement for U.S. Optionees (2012)

10.2(q)	Form of 1997 Stock Plan Stock Option Agreement for U.S. Corporate Officers (2012)

10.2(r)	Form of 1997 Stock Plan Stock Option Agreement for Optionees Outside the U.S. (2012)

10.2(s)	Form of 1997 Stock Plan Stock Option Agreement for Corporate Officer Optionees Outside the U.S. (2012)

10.2(t)	Form of 1997 Stock Plan Stock Option Agreement Appendix A for Optionees Outside the U.S. (2012)

10.2(u)	Form of 1997 Stock Plan Performance Share Agreement for Participants Outside the U.S. (2012)

10.2(v)	Form of 1997 Stock Plan Performance Share Agreement for Corporate Officers Outside the U.S. (2012)

10.2(w)	Form of 1997 Stock Plan Performance Share Agreement Appendix A for Participants Outside the U.S. (2012)

10.2+	1997 Stock Plan (as amended and restated August 18, 2010)

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.