Form 10-Q
period 2012-09-30
ECHELON CORP
filed 2012-11-02
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________
FORM 10‑Q
______________
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
000-29748
(Commission file number)
______________
ECHELON CORPORATION
(Exact name of registrant as specified in its charter)
______________
Delaware    77‑0203595
    (State or other jurisdiction of    (IRS Employer
    incorporation or organization)    Identification Number)
550 Meridian Avenue
San Jose, CA 95126
(Address of principal executive office and zip code)
(408) 938‑5200
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
Yes ☐ No ☒
As of October 31, 2012, 43,024,289 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10‑Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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
ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,686	$17,658
Short-term investments	43,981	40,998
Accounts receivable, net	16,942	35,215
Inventories	10,532	11,125
Deferred cost of goods sold	924	6,536
Other current assets	3,062	4,044
Total current assets	94,127	115,576

Property and equipment, net	22,751	27,201
Goodwill	8,213	8,235
Other long‑term assets	710	693
Total assets	$125,801	$151,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,930	$18,313
Accrued liabilities	4,265	7,755
Current portion of lease financing obligations	2,040	1,870
Deferred revenues	5,468	12,716
Total current liabilities	20,703	40,654

LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	18,711	20,193
Other long-term liabilities	1,556	1,750
Total long-term liabilities	20,267	21,943

STOCKHOLDERS’ EQUITY:
Common stock	462	457
Additional paid-in capital	351,262	346,952
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	227	244
Accumulated deficit	(239,128)	(230,415)
Total Echelon Corporation stockholders’ equity	84,693	89,108
Noncontrolling interest in subsidiary	138	—
Total stockholders’ equity	84,831	89,108
Total liabilities and stockholders’ equity	$125,801	$151,705
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Product	$28,056	$43,010	$107,387	$113,215
Service	1,008	817	2,832	2,737
Total revenues (2)	29,064	43,827	110,219	115,952
Cost of revenues:
Cost of product (1)	16,672	25,419	63,352	63,037
Cost of service (1)	493	501	1,601	1,661
Total cost of revenues	17,165	25,920	64,953	64,698
Gross profit	11,899	17,907	45,266	51,254
Operating expenses:
Product development (1)	7,256	7,533	23,450	26,005
Sales and marketing (1)	4,807	5,885	16,512	19,183
General and administrative (1)	3,679	3,747	11,624	13,408
Restructuring charges	—	—	1,176	—
Total operating expenses	15,742	17,165	52,762	58,596
Income (loss) from operations	(3,843)	742	(7,496)	(7,342)
Interest and other income (expense), net	(184)	390	(194)	(123)
Interest expense on lease financing obligations	(336)	(363)	(1,031)	(1,111)
Income (loss) before provision for income taxes	(4,363)	769	(8,721)	(8,576)
Income tax expense	57	114	148	229
Net income (loss)	$(4,420)	$655	$(8,869)	$(8,805)
Net loss attributable to non controlling interest	156	—	156	—
Net income (loss) attributable to Echelon Corporation stockholders	(4,264)	655	(8,713)	(8,805)
Net income (loss) per share:
Basic	$(0.10)	$0.02	$(0.20)	$(0.21)
Diluted	$(0.10)	$0.02	$(0.20)	$(0.21)
Shares used in computing net income (loss) per share:
Basic	42,806	42,232	42,564	42,040
Diluted	42,806	42,987	42,564	42,040

(1)	See Note 4 for summary of amounts included representing stock-based compensation expense.

(2)
Includes related party amounts of $1,768 and $2,001 for the three months ended September 30, 2012 and 2011, respectively, and $3,527 and $4,969 for the nine months ended September 30, 2012 and 2011, respectively. See Note 11 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income (loss)	$(4,420)	$655	$(8,869)	$(8,805)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	264	(696)	(19)	(6)
Unrealized holding gain (loss) on available-for-sale securities	2	(10)	2	(11)
Total other comprehensive income (loss)	266	(706)	(17)	(17)
Comprehensive loss	$(4,154)	$(51)	$(8,886)	$(8,822)
Less: comprehensive loss attributable to NCI	$156	$—	$156	$—
Comprehensive loss attributable to Echelon Corporation Stockholders	$(3,998)	$(51)	$(8,730)	$(8,822)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss including non controlling interest	$(8,869)	$(8,805)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,308	4,530
Increase in (reduction of) allowance for doubtful accounts	17	(13)
Loss on disposal of fixed assets	—	92
Reduction of (increase in) accrued investment income	(3)	64
Stock-based compensation	5,565	6,744
Change in operating assets and liabilities:
Accounts receivable	18,244	(1,920)
Inventories	587	(1,619)
Deferred cost of goods sold	5,611	762
Other current assets	981	(1,147)
Accounts payable	(9,279)	2,998
Accrued liabilities	(3,597)	892
Deferred revenues	(7,290)	(1,975)
Deferred rent	(33)	(41)
Net cash provided by operating activities	7,242	562

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available‑for‑sale short‑term investments	(66,947)	(38,978)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	63,970	58,862
Change in other long‑term assets	(20)	(10)
Capital expenditures	(814)	(1,965)
Net cash provided by (used in) investing activities	(3,811)	17,909

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(1,461)	(1,286)
Proceeds from exercise of stock options	—	945
Proceeds from noncontrolling interests	294	—
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(1,249)	(2,093)
Net cash used in financing activities	(2,416)	(2,434)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13	(27)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,028	16,010

CASH AND CASH EQUIVALENTS:
Beginning of period	17,658	7,675
End of period	$18,686	$23,685

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$1,024	$1,104
Cash paid for income taxes	$241	$297
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
While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2011 included in its Annual Report on Form 10‑K.
There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2011.
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

•
The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 53.7% of net revenues for the quarter ended September 30, 2012, and 62.9% of net revenues for the nine months ended September 30, 2012, were derived from four customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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
The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three and nine months ended September 30, 2012, resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.

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
As of September 30, 2012 and December 31, 2011, approximately $2.4 million and $9.4 million, respectively, of the Company’s Systems revenue was deferred. This decrease in deferred revenues was primarily due to a change in the timing of revenue recognition for certain of the Company’s Systems products, which resulted from the Company’s ability to objectively demonstrate that the contractual acceptance criteria for these products was met at the time of delivery. All of the deferred revenue at September 30, 2012 and December 31, 2011 relates to revenue that is being accounted for under the revenue recognition guidance applicable to transactions entered into after December 31, 2009.
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
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at September 30, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$4,233	$4,233	$—	$—
U.S. government securities(2)	43,981	—	43,981	—
Total	$48,214	$4,233	$43,981	$—
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
(1)    Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets

(2)	Represents our portfolio of available for sale securities and is included in either cash and cash equivalents or short-term investments in the Company’s condensed consolidated balance sheets
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
As of September 30, 2012, the Company’s available-for-sale securities had contractual maturities from six to twelve months and an average remaining term to maturity of eight months. As of September 30, 2012, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government and agency securities	$43,977	$43,981	$4	$—
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
3. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss) (Numerator):
Net income (loss), basic & diluted	$(4,264)	$655	$(8,713)	$(8,805)
Shares (Denominator):
Weighted average common shares outstanding	42,806	42,232	42,564	42,040
Shares used in basic computation	42,806	42,232	42,564	42,040
Common shares issuable upon exercise of stock options (treasury stock method)	—	755	—	—
Shares used in diluted computation	42,806	42,987	42,564	42,040
Net income (loss) per share:
Basic	$(0.10)	$0.02	$(0.20)	$(0.21)
Diluted	$(0.10)	$0.02	$(0.20)	$(0.21)

For the three and nine months ended September 30, 2012 and the nine months ended September 30,2011, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. For the three months ended September 30, 2011, there were 755,000 potentially dilutive options that were considered in the diluted income per share calculation. The number of stock options, stock appreciation rights, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”) excluded from this calculation for the three months ended September 30, 2012 and 2011 was 6,235,795 and 2,410,114, respectively, and for the nine months ended September 30, 2012 and 2011 was 6,235,795 and 6,129,039, respectively.
4. Stockholders’ Equity and Employee Stock Option Plans:

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of revenues:
Cost of product	$166	$221	$462	$627
Cost of service	31	29	82	62
Operating expenses:
Product development	619	1,017	1,874	2,811
Sales and marketing	455	307	1,460	1,510
General and administrative	535	(403)	1,687	1,734
Total	$1,806	$1,171	$5,565	$6,744

Stock Award Activity

There were no options exercised for the three and nine month periods ended September 30, 2012. The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was approximately $86,000 and $1.2 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the options.

The total fair value of RSUs vested and released during the three and nine months ended September 30, 2012 was approximately $723,000 and $3.4 million, respectively. The total fair value of RSUs vested and released during the three and nine months ended September 30, 2011 was approximately $742,000 and $4.6 million, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Stock-based Compensation Expense for Awards with Financial-Based Performance Vesting Requirements

As of September 30, 2012, there were 230,000 unvested RSUs and RSAs that were subject to service-based vesting conditions as well as certain financial or other performance-based vesting requirements that must be achieved before vesting can occur.

Through September 30, 2012, cumulative compensation expense of $621,000 associated with these 230,000 unvested RSUs and RSAs has been recognized. From the date of grant through June 30, 2012, the Company had believed it was probable that the associated performance requirements would be achieved and therefore recognized expense on these awards. During the third quarter of 2012 and as of September 30, 2012, the Company believed that the performance condition is no longer probable of achievement. However, the Company has not yet determined that the performance condition is improbable of achievement. Therefore, beginning in the third quarter of 2012, that Company has discontinued the recognition of compensation costs related to these awards. If, prior to the expiration of the RSUs and RSAs, the Company determines that the performance condition is again probable, compensation expense will once again be recognized. Alternatively, if the Company determines that the performance condition is improbable of achievement, the cumulative compensation expense of $621,000 associated with these awards will be reversed.
5.    Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and nine months ended September 30, 2012 and 2011, the Company had four customers that accounted for a significant portion of its revenues: EBV Electronik GmbH and Avnet Europe Comm VA (“EBV/Avnet”), the Company’s primary distributors of its Sub-systems products in Europe, Duke Energy Corporation (“Duke”), a U.S. utility company; and Eltel Networks A/S (“Eltel”) and Telvent Energia y Medioambiente SA (“Telvent”), value added resellers of the Company’s Systems products. For the three and nine months ended September 30, 2012 and 2011, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Telvent	22.0%	15.3%	29.5%	14.4%
Duke	9.6%	32.7%	16.4%	28.5%
Eltel	13.7%	10.3%	9.6%	12.6%
EBV/Avnet	8.4%	8.8%	7.4%	10.3%
Total	53.7%	67.1%	62.9%	65.8%

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

From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of September 30, 2012, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
Line of Credit
The Company maintains a $10.0 million line of credit with its primary bank, which expires on July 1, 2013. The letter of credit contains certain financial covenants requiring the Company to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of September 30, 2012, the Company was in compliance with these covenants. As of September 30, 2012, the Company’s primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.
7.     Inventories:

Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011

Purchased materials	$2,027	$2,346
Work‑in‑process	32	86
Finished goods	8,473	8,693
	$10,532	$11,125
8. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011

Accrued payroll and related costs	$3,261	$5,673
Warranty reserve	329	823
Restructuring charges	164	49
Customer deposits	2	101
Accrued taxes	107	170
Other accrued liabilities	402	939
	$4,265	$7,755
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

The Company operates in one principal industry segment, its reportable segment: the design, manufacture and sale of products for the controls network industry, and markets its products primarily to the smart grid, smart cities and smart buildings markets. The Company’s products provide the infrastructure and support required to implement and deploy open, interoperable, control network solutions. Most of the Company’s products either incorporate or operate with the Neuron® Chip and/or the LONWORKS protocol. The Company also provides a range of services to its customers that consist of technical support, training courses covering its LONWORKS network technology and products, and custom software development. Any given customer purchases a small subset of products and services that are appropriate for that customer’s application.
The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2012 and December 31, 2011, long-lived assets of approximately $28.8 million and $33.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the condensed consolidated financial statements.

The Company has two primary product lines: Systems and Sub-systems. Systems revenue is primarily composed of sales of meters and data concentrators to system integrators or utilities. The Company previously referred to this as Utility revenue. Sub-systems revenue is principally composed of sales of components, software, and sub-system modules to utilities, building energy, or street lighting customers. This was previously reported as Commercial and Enel Project revenues. Summary revenue information by product line for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Systems	$17,806	$29,171	$74,526	$73,053
Sub-systems	11,258	14,656	35,693	42,899
Total	$29,064	$43,827	$110,219	$115,952

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Americas	$6,322	$19,038	$31,098	$46,494
EMEA	18,723	20,704	68,203	58,730
APJ	4,019	4,085	10,918	10,728
Total	$29,064	$43,827	$110,219	$115,952

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.
10. Income Taxes:
The provision for income taxes for the three months ended September 30, 2012 and 2011 was $57,000 and $114,000, respectively. The provision for income taxes for the nine months ended September 30, 2012 and 2011 was $148,000 and $229,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
As of September 30, 2012 and December 31, 2011, the Company had gross unrecognized tax benefits of approximately $3.8 million and $4.4 million, respectively, of which $735,000 and $755,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2012 and December 31, 2011, the Company had accrued $158,000 and $201,000, respectively, for interest and penalties. The $540,000 reduction in gross unrecognized tax benefits during the nine months ended September 30, 2012 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.
11. Related Parties:

The law firm of Wilson Sonsini Goodrich & Rosati, P.C. acts as principal outside counsel to the Company. Mr. Sonsini, a director of the Company, is a member of Wilson Sonsini Goodrich & Rosati, P.C.
In June 2000, the Company entered into a stock purchase agreement with Enel pursuant to which Enel purchased 3.0 million newly issued shares of its common stock for $130.7 million. The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. To the Company’s knowledge, Enel has disposed none of its 3.0 million shares. Under the terms of the stock purchase agreement, Enel has the right to nominate one member of the Company’s board of directors. A representative of Enel served on the board until March 14, 2012; no Enel representative is presently on the board.
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
For the three months ended September 30, 2012 and 2011, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.8 million and $2.0 million, respectively. For the nine months ended September 30, 2012 and 2011, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $3.5 million and $5.0 million, respectively. As of September 30, 2012, and December 31, 2011, none of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
12. Restructuring

In December 2010, the Company recorded restructuring charges of approximately $1.2 million related to termination benefits, of which $49,000 remained accrued as of December 31, 2011. This remaining amount was paid to the remaining affected employee during the quarter ended June 30, 2012.
In May 2012, the Company undertook further cost cutting measures by initiating a headcount reduction of 42 full-time employees worldwide, to be terminated between May 2012 and March 2013. In connection with this restructuring plan, in 2012, the Company recorded restructuring charges of approximately $1.2 million related to termination benefits for these personnel.
The following table sets forth a summary of restructuring activities related to the Company’s May 2012 restructuring program (in thousands):

	January 1, 2012	Costs Incurred	Cash Payments	September 30, 2012
Termination benefits	$—	$1,176	$1,012	$164
Accrued restructuring charges as of September 30, 2012 comprise the remaining liability balance and are reflected in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2012. The Company expects to pay these accrued termination benefits prior to September 30, 2013.

13. Joint Venture
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture will focus on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s Condensed Consolidated Financial Statements as of September 30, 2012 and for the three months and nine months then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the noncontrolling interest in subsidiary on the Condensed Consolidated Balance Sheet as of September 30, 2012. Net loss attributable to the noncontrolling interest in Echelon-Holley was $156,000 during three months and nine months ended September 30, 2012.
As of September 30, 2012, Echelon and Holley Metering had contributed in cash a total of approximately $600,000 in Share Capital, as defined, to Echelon-Holley in proportion to their respective ownership interests.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” “goal,” “continues,” “may” and similar expressions. Forward-looking statements include statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances. In particular, these statements include statements such as: our projections of Systems revenues; estimates of our future gross margins; statements regarding reinvesting a portion of our earnings from foreign operations; plans to use our cash reserves to strategically acquire other companies, products, or technologies; our projections of our combined cash, cash equivalent and short term investment balance; the sufficiency of our cash reserves to meet cash requirements; our expectations that our Sub-systems revenues will not fluctuate significantly from foreign currency sales; our forecasts regarding our sales and marketing expenses; and estimates of our interest income. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Factors That May Affect Future Results of Operations” section. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to review or update publicly any forward-looking statements for any reason.

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

Our total revenues decreased by 33.7% during the third quarter of 2012 as compared to the same period in 2011, driven principally by decreased sales of our Systems products. Gross margins remained constant between the two periods, while overall operating expenses decreased by 8.3%. The net effect was a third quarter loss attributable to Echelon Corporation stockholders in 2012 that increased by $4.9 million as compared to the third quarter of 2011. For the nine months ended September 30, 2012, total revenues decreased by 4.9% as compared to the same period in 2011. Gross margins decreased by 3.1 percentage points between the two periods, while overall operating expenses decreased by 10.0%. The net effect was a loss attributable to Echelon Corporation stockholders for the first nine months in 2012 that decreased by $92,000 as compared to the first nine months of 2011.

The following tables provide an overview of key financial metrics for the three and nine months ended September 30, 2012 and 2011 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Net revenues	$29,064	$43,827	$(14,763)	(33.7)%
Gross margin	40.9%	40.9%	---	0.0 ppt
Operating expenses	$15,742	$17,165	$(1,423)	(8.3)%
Net income (loss) attributable to Echelon Corporation Stockholders	$(4,264)	$655	$(4,919)	(751.0)%
	Nine months Ended September 30,
	2012	2011	$ Change	% Change
Net revenues	$110,219	$115,952	$(5,733)	(4.9)%
Gross margin	41.1%	44.2%	---	(3.1) ppt
Operating expenses	$52,762	$58,596	$(5,834)	(10.0)%
Net loss attributable to Echelon Corporation Stockholders	$(8,713)	$(8,805)	$92	(1.0)%
	Balance as of
	September 30, 2012	December 31, 2011	$ Change	% Change
Cash, cash equivalents, and short-term investments	$62,667	$58,656	$4,011	6.8%

•
Net revenues: Our total revenues decreased by 33.7% during the third quarter of 2012 as compared to the same period in 2011, driven primarily by a $11.4 million, or 39%, decrease in sales of our Systems products and services and a $3.4 million or 23% decrease in net revenues from our Sub-systems products. The decrease in our Systems revenues was primarily due to an overall decrease in the level of large-scale deployments in the United States of our NES system products. With respect to our Sub-systems product line, the decrease in revenues during the third quarter of 2012 was due to decrease in sales to our American and European Sub-system customers other than Enel, reflecting depressed economic conditions and ongoing market share loss. Many of our Sub-systems customers produce products used in commercial or industrial buildings. The markets for these products were adversely affected by the recession that started in 2008. These markets have yet to recover to their pre-recession levels. Our total revenues decreased during the nine months ended September 30, 2012 as compared to the same period in 2011 by 4.9%. This was due mainly to decreased sales of Sub-systems products to European customers, including Enel, partially offset by increased shipments of our Systems products for projects in Finland and increases due to a change in the timing of revenue recognition for certain of our Systems products. These increases were partially offset by a reduction in Systems products shipped for our projects in United States.

•
Gross margin: Our gross margin remained constant for the three months ended September 30, 2012 as compared to the same period in 2011, and decreased by 3.1 percentage points during the nine month period ended September 30, 2012 as compared to the same period in 2011. The decrease during the nine month period was primarily due to increased manufacturing costs for our Systems products, as well as a change in the mix of products sold. This decline in gross margins was partially offset by reductions in indirect manufacturing expenses mainly due to reduced compensation expenses.

•
Operating expenses: Our operating expenses decreased by 8.3% and 10.0% during the three and nine month periods ended September 30, 2012, respectively, as compared to the same periods in 2011. The decreases in the three month period ended September 30, 2012, compared to the same period in 2011, were driven primarily by decreases in compensation costs (primarily due to reduced headcount and other employee related costs) as well as reduced travel costs. Along with the reasons noted above, also contributing to the decrease in operating expenses for the nine month period ended September 30, 2012, compared to the same period in 2011, was the impact of the reduction of stock compensation expense of $800,000 reflecting the retirement of our former CFO as well as the restructuring action during the second quarter of 2012 and the related restructuring charge of approximately $1.2 million that we took during 2012. This was partially offset by reduced stock compensation expense of $1 million resulting from the passing of our former Executive Chairman, Ken Oshman, in 2011. Also contributing to the decrease in operating expenses for the nine month period were the reduced fees paid to third party service providers.

•
Net loss attributable to Echelon Corporation Stockholders: We generated a net loss of $4.3 million during the third quarter of 2012 compared to net income of $655,000 during the same period in 2011. This reduction in net income was directly attributable to the $14.8 million quarter-over-quarter decrease in net revenues, partly offset by reduced operating expenses. Excluding the impact of non-cash stock-compensation charges, our net income decreased by approximately $4.3 million in the third quarter of 2012 as compared to the same period in 2011. Our net loss decreased by $92,000 during the nine months ended September 30, 2012 as compared to the same period in 2011. This marginal decrease was attributable to the reduced operating expenses offset by the reduction in revenues. Excluding the impact of non-cash stock-compensation charges and restructuring charges incurred in the first half of 2012, our net loss decreased by approximately $89,000 in the first nine months of 2012 as compared to the same period in 2011.

•
Cash, cash equivalents, and short-term investments: During the first nine months of 2012, our cash, cash equivalents, and short-term investment balance increased by 6.8%, from $58.7 million at December 31, 2011 to $62.7 million at September 30, 2012. This increase was primarily the result of cash provided by operations of $7.2 million due mainly to reduction in working capital (increased A/R collections of $18.2 million being the primary driver), partly offset by cash used for taxes paid on stock awards released during the year and principal payments on our lease financing obligations.

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

During the three and nine months ended September 30, 2012, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS
The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product	96.5%	98.1%	97.4%	97.6%
Service	3.5	1.9	2.6	2.4
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	57.4	58.0	57.4	54.4
Cost of service	1.7	1.1	1.5	1.4
Total cost of revenues	59.1	59.1	58.9	55.8
Gross profit	40.9	40.9	41.1	44.2
Operating expenses:
Product development	25.0	17.2	21.3	22.4
Sales and marketing	16.5	13.4	15.0	16.5
General and administrative	12.6	8.6	10.5	11.6
Restructuring charges	—	—	1.1	—
Total operating expenses	54.1	39.2	47.9	50.5
Income (loss) from operations	(13.2)	1.7	(6.8)	(6.3)
Interest and other income (expense), net	(0.6)	0.9	(0.2)	(0.1)
Interest expense on lease financing obligations	(1.2)	(0.8)	(0.9)	(1.0)
Income (loss) before provision for income taxes	(15.0)	1.8	(7.9)	(7.4)
Income tax expense	0.2	0.3	0.1	0.2
Net income (loss)	(15.2)%	1.5%	(8.0)%	(7.6)%
Net loss attributable to non controlling interest	0.5%	—%	0.1%	—%
Net income (loss) attributable to Echelon Corporation stockholders	(14.7)%	1.5%	(7.9)%	(7.6)%

Revenues
Total revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Total revenues	$29,064	$43,827	$(14,763)	(33.7)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Total revenues	$110,219	$115,952	$(5,733)	(4.9)%

The $14.8 million decrease in total revenues for the quarter ended September 30, 2012 as compared to the same period in 2011 was primarily due to an $11.4 million, or 39.0%, decrease in sales of our Systems products and services and a $3.4 million, or 23.2%, decrease in net revenues from our Sub-systems products. The $5.7 million decrease in total revenues for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily the result of a $7.2 million decrease in Sub-systems revenues, which was partially offset by a $1.5 million increase in Systems revenues.

As we look forward to the remainder of 2012, the smart energy market continues to be in the midst of a challenging time. Macro conditions remain tentative amidst the European financial crisis, and competition is heightened as the industry faces slow growth and ongoing consolidation. New tender activity for smart–metering deployments is down and pricing pressures are increasing.  In addition, the Sub-system business is still being negatively impacted by worldwide macro economic conditions, as well as ongoing market share loss, particularly in the buildings market. In this challenging environment, we expect our revenues in the fourth quarter of 2012 will be lower than those generated in the first three quarters of the year.

Systems revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Systems revenues	$17,806	$29,171	$(11,365)	(39.0)%

	Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Systems revenues	$74,526	$73,053	$1,473	2.0%

During the three and nine months ended September 30, 2012 and 2011, our Systems revenues were derived primarily from a relatively small number of customers who have undertaken large-scale deployments of our NES System products. These deployments generally come to fruition after an extended and complex sales process, and each is relatively substantial in terms of its revenue potential. They vary significantly from one another in terms of, among other things, the overall size of the deployment, the duration of time over which the products will be sold, the mix of products being sold, the timing of delivery of those products, and the ability to modify the timing or size of those projects. This relative uniqueness among each deployment results in significant variability and unpredictability in our Systems revenues.
Systems revenues decreased during the quarter ended September 30, 2012 as compared to the same period in 2011. This was primarily due to an overall decrease in the level of large-scale deployments in the United States of our NES system products, partly offset by a one time price increase for products sold in the first half of 2012 to one of our customers. Systems revenues increased during the nine months ended September 30, 2012 as compared to the same period in 2011. This was due to increased shipments of our Systems products for projects in Finland. These increases were partially offset by a reduction in products shipped for our projects in Denmark and the United States.
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

Sub-systems revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Sub-systems revenues	$11,258	$14,656	$(3,398)	(23.2)%

	Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Sub-systems revenues	$35,693	$42,899	$(7,206)	(16.8)%
Our Sub-systems revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are products and services sold to Enel.
Excluding sales of products and services to Enel, which are discussed more fully below, our Sub-systems revenues decreased by $3.2 million, or 25.0% during the three months ended September 30, 2012, and by $5.8 million, or 15.2% during the nine months ended September 30, 2012, as compared to the same periods in 2011. For the three month period, this decrease was primarily due to a decrease in revenues in the EMEA and Americas regions and ongoing market share loss. For the nine month period, this decrease was primarily due to a decrease in revenues in the EMEA region. These decreases were attributable, we believe, to generally poor macroeconomic conditions in Europe and the depressed Sub-systems market in Americas during 2012 and ongoing market share loss. Within the Sub-systems family of products, the year-over-year decrease was driven primarily from decreased sales of our control and connectivity products, partially offset by an increase in sales of our SmartServer products.

Our future Sub-systems revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our Sub-systems revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 8.3% for the nine months ended September 30, 2012 and 6.9% for the same period in 2011. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during 2012, the amount of our Sub-systems revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.
Enel project revenues (included in Sub-systems)

	Three Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Enel project revenues	$1,768	$2,001	$(233)	(11.6)%

	Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Enel project revenues	$3,527	$4,969	$(1,442)	(29.0)%

In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. Enel Project revenues recognized during the three and nine month periods ended September 30, 2012 and 2011, respectively, related primarily to shipments under the development and supply agreement, and to a lesser extent, from revenues attributable to the software enhancement agreement. The software enhancement agreement expires in December 2012 and the development and supply agreement expires in December 2013.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Gross Profit	$11,899	$17,907	$(6,008)	(33.6)%
Gross Margin	40.9%	40.9%	N/A	—

	Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Gross Profit	$45,266	$51,254	$(5,988)	(11.7)%
Gross Margin	41.1%	44.2%	N/A	(3.1)

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
Gross margin remained constant for the three months ended September 30, 2012 as compared to the same period in 2011. Our gross margins for the three months ended September 30, 2012 were impacted by non routine items such as a one time price increase for products sold in the first half of 2012 to one of our customers offset by charges for excess inventory and some production equipment that we don’t expect to use, which were the result of lower volume expectations. On balance these items reduced our gross margins by approximately 120 basis points. Gross margin decreased by approximately 3.1 percentage points during the nine month period ended September 30, 2012, respectively, as compared to the same period in 2011.The decrease during the nine month period was primarily due to increased manufacturing costs for our Systems products, and the change in mix of Systems and Sub- systems products sold. This decline in gross margins was partially offset by some reductions in operations expenses mainly due to reduced compensation expenses.

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

Operating Expenses
Product Development

	Three Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Product Development	$7,256	$7,533	$(277)	(3.7)%

	Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Product Development	$23,450	$26,005	$(2,555)	(9.8)%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
During the first nine months of 2011, our product development expenses were impacted by a contractual arrangement whereby a third party was making payments to us in connection with certain design and development activities we were performing. During the three and nine months ended September 30, 2011, we completed efforts worth $1.2 million and $1.5 million, respectively. These amounts were used to offset our product development expenses in these periods. Excluding the impact of these offsetting payments, our product development expenses decreased by $1.5 million and $4.1 million during the three and nine months ended September 30, 2012 as compared to the same periods in 2011. These decreases were primarily due to reduced compensation costs, including share based compensation expenses (as mentioned in the executive overview above), which were down primarily due to lower headcount in our product development organization in 2012. These compensation cost reductions were partially offset by increased outside services and contractor costs.

Sales and Marketing

	Three Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Sales and Marketing	$4,807	$5,885	$(1,078)	(18.3)%

	Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Sales and Marketing	$16,512	$19,183	$(2,671)	(13.9)%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
The decrease in sales and marketing expenses during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was driven primarily by lower compensation (including commission expenses and bonus expenses), lower travel and entertainment expenses and reduced fees paid to consultants and other third party service providers.
General and Administrative

	Three Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

General and Administrative	$3,679	$3,747	$(68)	(1.8)%

	Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

General and Administrative	$11,624	$13,408	$(1,784)	(13.3)%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses remained fairly constant for the three months ended September 30, 2012 as compared to the same period in 2011. The decrease in general and administrative expenses during the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to a decrease in compensation expenses (including bonus expenses) and a decrease in fees paid to third party service providers.

Restructuring Charges

Three Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Restructuring Charges	$—	$—	$—	—

	Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Restructuring Charges	$1,176	$—	$1,176	—

In May 2012, we undertook further cost cutting measures by initiating a headcount reduction of 42 full-time employees worldwide, to be terminated between May 2012 and March 2013. In connection with this restructuring plan, in 2012, we recorded restructuring charges of approximately $1.2 million related to termination benefits for these personnel.
With the exception of $164,000 that remains accrued and reflected in accrued liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2012, the restructuring charges of a total of $1.2 million were paid out by the third quarter of 2012. We expect to pay the remaining $164,000 of accrued termination benefits through the first two quarters of 2013.
Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Interest and Other Income (Expense), Net	$(184)	$390	$(574)	(147.2)%

	Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Interest and Other Income (Expense), Net	$(194)	$(123)	$(71)	57.7%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other expense, net increased by $574,000 during the quarter ended September 30, 2012 as compared to the same period in 2011. This increase was primarily attributable to the fact that, during the third quarter of 2012, we recognized approximately $186,000 of foreign currency translation losses, whereas in the third quarter of 2011, we recognized foreign currency translation gains of approximately $436,000. Interest and other expense, net increased by $71,000 during the nine months ended September 30, 2012 as compared to the same period in 2011. This increase was primarily attributable to the fact that, during the first nine months of 2012, we recognized approximately $206,000 of foreign currency translation losses, whereas for the same period in 2011, we recognized foreign currency translation losses of approximately $108,000. These fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens as it did during the first nine months of 2012, the resulting translation gains favorably impact other income.

We do not currently anticipate interest income on our investment portfolio will improve during 2012 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Interest Expense on Lease Financing Obligations	$336	$363	$(27)	(7.4)%

	Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Interest Expense on Lease Financing Obligations	$1,031	$1,111	$(80)	(7.2)%
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
Interest expense on lease financing obligations decreased by $27,000 and $80,000 during the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011, which were a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of the payments we make in the future will be allocated to principal repayment and less will be allocated to interest expense.
Income Tax Expense

	Three Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Income Tax Expense	$57	$114	$(57)	(50.0)%

	Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	2012 over 2011 $ Change	2012 over 2011 % Change

Income Tax Expense	$148	$229	$(81)	(35.4)%

The income tax expense for the quarters ended September 30, 2012 and 2011 was $57,000 and $114,000, respectively. The income tax expense for the nine month periods ended September 30, 2012 and 2011 was $148,000 and $229,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

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
Lease Commitments. In December 1999, we entered into a lease agreement with a real estate developer for our existing corporate headquarters in San Jose, California. In October 2000, we entered into a third lease agreement with the same real estate developer for an additional building at our headquarters site. These leases were scheduled to expire in 2011 and 2013, respectively.
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
In March 2012, we announced the formation of a joint venture in Hangzhou, China with Holley Metering, a Chinese company with which we have been developing smart energy products for the Chinese and rest-of-world markets. The joint venture will require us to provide capital contributions of approximately $2.0 million, of which we had contributed $306,000 as of September 30, 2012. We expect to contribute the remaining $1.7 million by December 31, 2012.
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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our condensed consolidated statements of income, was approximately $103,000 during the quarter ended September 30, 2012, and $130,000 for the same period in 2011, and $384,000 for the nine months ended September 30, 2012, and $398,000 for the same period in 2011.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of September 30, 2012, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
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
From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of September 30, 2012, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through September 30, 2012, we raised $295.0 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

The following table presents selected financial information as of September 30, 2012, and for each of the last three fiscal years (dollars in thousands):

	September 30, 2012	December 31,
		2011	2010	2009
Cash, cash equivalents, and short-term investments	$62,667	$58,656	$64,632	$80,116
Trade accounts receivable, net	16,942	35,215	25,102	21,496
Working capital	73,424	74,922	77,259	96,357
Stockholders’ equity	84,693	89,108	93,989	115,898

As of September 30, 2012, we had $62.7 million in cash, cash equivalents, and short-term investments, an increase of $4.0 million as compared to December 31, 2011. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies;

advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash provided by operating activities was $7.2 million for the nine months ended September 30, 2012, an increase in cash inflows of approximately $6.7 million as compared to the same period in 2011. During the nine months ended September 30, 2012, net cash provided by operating activities was primarily the result of stock-based compensation expenses of $5.6 million and depreciation and amortization expense of $5.3 million and changes in operating assets and liabilities of $5.2 million, partially offset by our net loss of $8.9 million. The primary components of the $5.2 million net change in our operating assets and liabilities were a $18.2 million decrease in accounts receivable, a $5.6 million decrease in deferred cost of goods sold, a $587,000 decrease in inventories partially offset by a $9.3 million decrease in accounts payable, a $7.3 million decrease in deferred revenues and a $3.6 million decrease in accrued liabilities. Accounts receivable decreased primarily as a result of the timing of collections and revenues in the first nine months of 2012 as compared to the same period in 2011. Also contributing to the decrease in accounts receivable was a general improvement in the days sales outstanding for our Systems related receivables. Deferred cost of goods sold decreased in conjunction with a decrease in deferred revenues. Inventories decreased primarily in anticipation of the reduced revenues in the near term. Accounts payable decreased due to an overall reduction in the level of purchasing activity and timing of expenditures during the first nine months of 2012. Deferred revenues decreased due primarily to our ability to objectively demonstrate that the contractual acceptance criteria for much of the Systems products we shipped during the year was satisfied at the time of delivery, as against prior year where revenues were deferred until customer acceptance was received. Accrued liabilities decreased primarily due to the payment of bonuses and commissions during the first quarter of 2012 that were accrued as of December 31, 2011 in accordance with our 2011 compensation arrangements.
During the nine months ended September 30, 2011, net cash provided by operating activities was $562,000, an increase in cash inflows of approximately $2.2 million as compared to the same period in 2010. During the nine months ended September 30, 2011, net cash provided by operating activities was primarily the result of stock-based compensation expenses of $6.7 million and depreciation and amortization expense of $4.5 million, partially offset by our net loss of $8.8 million and changes in our operating assets and liabilities of $2.0 million. The primary components of the $2.0 million net change in our operating assets and liabilities were a $2.0 million decrease in deferred revenues; a $1.9 million increase in accounts receivable; a $1.6 million increase in inventories; and a $1.1 million increase in other current assets; the impact of which was partially offset by a $3.0 million increase in accounts payable; an $892,000 increase in accrued liabilities; and a $762,000 decrease in deferred cost of goods sold. Deferred revenues decreased due primarily to the timing of products shipped. Accounts receivable increased primarily as a result of increased revenues during the third quarter of 2011 as compared to the fourth quarter of 2010. During the quarter ended September 30, 2011, total revenues were $43.8 million compared to $38.8 million during the quarter ended December 31, 2010. Inventories increased primarily to an increase in finished goods levels required for anticipated increased product shipments in the fourth quarter of 2011 as compared to the first quarter of 2011, and to a lesser extent due to the timing of customer shipments during the latter part of the third quarter that had not yet reached their destination. During the third quarter of 2011, the amount of product shipped in the latter part of the quarter for which customer acceptance had not yet been received was higher than what was observed in the fourth quarter of 2010. Other current assets increased primarily due to an increase in unbilled receivables. Accounts payable increased due to an overall increase in the level of purchasing activity due to higher revenues in the third quarter of 2011 as compared to the fourth quarter of 2010, as well as the timing of expenditures during the third quarter of 2011. Accrued liabilities increased primarily due to amounts accrued for our 2011 management bonus program, amounts accrued for commissions, and increased provisions for warranty expenses, partially offset by the payment of termination benefits that were accrued as part of our restructuring program in the fourth quarter of 2010. Deferred cost of goods sold decreased in conjunction with a decrease in deferred revenues.
Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used in investing activities was $3.8 million for the nine months ended September 30, 2012, a decrease in cash inflows of $21.7 million from the same period in 2011. During the nine months ended September 30, 2012, net cash used in investing activities was primarily the result of the purchases of available-for-sale short-term investments of $66.9 million and capital expenditures of $814,000, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $64.0 million. During the nine months ended September 30, 2011, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $58.9 million, partially offset by purchases of available-for-sale short-term investments of $39.0 million and capital expenditures of $2.0 million.

Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $2.4 million for the nine months ended September 30, 2012, consistent with our cash outflows as compared to the same period in 2011. During the nine months ended September 30, 2012, net cash used in financing activities was primarily the result of $1.2 million worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options and $1.5 million in principal payments on our building lease financing obligations, partly offset by cash received for the capital infusion of $294,000 by Holley Metering in our joint venture in China. During the nine months ended September 30, 2011, net cash used in financing activities was $2.4 million, a $55,000 decrease in cash outflows as compared to the same period in 2010. During the nine months ended September 30, 2011, net cash used in financing activities was primarily the result of $2.1 million worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options and $1.3 million in principal payments on our building lease financing obligations, partially offset by proceeds of $945,000 from the exercise of stock options by our employees.
As noted above, our cash and investments totaled $62.7 million as of September 30, 2012. Of this amount, approximately 2% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.
We maintain a $10.0 million line of credit with our primary bank, which expires on July 1, 2013. The letter of credit contains certain financial covenants requiring us to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of September 30, 2012, we were in compliance with these covenants. As of September 30, 2012, our primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.
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
For the three months ended September 30, 2012 and 2011, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.8 million and $2.0 million, respectively. For the nine months ended September 30, 2012 and 2011, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $3.5 million and $5.0 million, respectively. As of September 30, 2012, and December 31, 2011, none of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
RECENTLY ISSUED ACCOUNTING STANDARDS
There have been no new recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, that are of significance, or potential significance, to our company.

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
We and our partners sell our smart metering and distribution automation products to utilities. For several reasons, sales cycles with utility companies can be extended and unpredictable. Utilities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending, and their spending is likely to be adversely impacted by continuation of challenging economic conditions. In addition, in many instances, a utility may require one or more field trials of a smart grid system (such as one based on our NES Smart Grid System or our smart grid subsystem products) before moving to a volume deployment. There is also generally an extended development and integration effort required in order to incorporate a new technology into a utility's existing infrastructure. A number of other factors may also need to be addressed before the utility decides to engage in a full-scale deployment of our NES Smart Grid System, including:

•	economic factors affecting the utility, in particular, and the area in which it operates, in general;

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

In addition, shipment of Systems products and some Sub-systems components used in smart grid products to a particular jurisdiction or customer is generally dependent on either obtaining regulatory approval for the NES meter or other products, including modifications to those products, from a third party for the relevant jurisdiction, or satisfying the customer’s internal testing requirements, or both.  This certification approval process is often referred to as homologation.  Further, shipment of Systems products into some jurisdictions requires our contract manufacturers to pass certain tests and meet various standards related to the production of our NES meters.  Failure to receive any such approval on a timely basis or at all, or failure to maintain any such approval, would have a material adverse impact on our ability to ship our Systems products, and would therefore have an adverse effect on our results of operations and our financial condition.
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
If we are unable to receive orders for, ship, and recognize revenue for our products in a timely manner and in line with our targets (and often in the same year), our financial results will be harmed. We have invested and intend to continue to invest significant resources in the development and sales of our products, particularly our Systems products, such as our Smart Grid portfolio of products. Our long-term financial goals include expectations for a reasonable return on these investments, particularly for our Systems products. To date the revenues generated from sales of these Systems products have not yielded gross margins in line with our long term goals for this product line, although our operating expenses have increased significantly. Our Systems products are also experiencing continuing downward pricing pressures due to intense competition. In addition, as we sell more Sub-systems products for the Smart Grid, we may also experience downward pricing pressures that would reduce our gross margins for those products.
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
The loss of or significant curtailment of purchases by any of our key customers would adversely affect our results of operations and financial condition.
While we generate revenue from numerous customers worldwide, our sales are currently concentrated within a relatively small group of customers. During the nine months ended September 30, 2012, a large percentage of our revenue, approximately 63%, came from sales to our top four customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. In addition, if upon its expiration, or upon completion of the related project installation,a large customer contract is not replaced with new business of similar magnitude, our revenue and gross margin would be adversely affected. Our ability to maintain strong, long-term relationships with our key customers is essential to our future performance.
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
Earlier this year we announced the formation of a joint venture in Hangzhou, China with Holley Metering, a Chinese company with which we have been developing smart energy products for the Chinese market. Operations at the joint venture could expose us to risks inherent in such activities, such as protection of our intellectual property, economic and political stability, labor matters, language and cultural differences and the need to manage product development, operations and sales activities that are located a long distance from our headquarters. The management of new product development activities, the sharing or transfer of technological capabilities to the joint venture and/ or the establishment of new manufacturing facilities associated with new products in particular, will expose us to risks. For example, it is possible that the product offerings from the joint venture will not be completed on time, will not receive necessary governmental approvals, will not perform as planned, will not meet sales targets or otherwise will not meet market demands. In addition, from time to time in the future, our joint venture partner may have economic or business interests or goals that are different from ours. Although our company currently has a 51% interest in the joint venture, the venture’s governing documents call for our partner’s approval on certain key matters, so we cannot provide assurance that the joint venture will be able to satisfy our corporate objectives. In addition, the joint venture documents will require us to make equity contributions from time to time up to specified amounts. If the joint venture business does not progress according to our plans and anticipated timing, our investment in the joint venture may not be considered successful.
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

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. The ongoing economic slowdown, particularly in Europe, where we have sold many NES Smart Grid products, and the uncertainty over its breadth, depth and duration continue to have a negative effect on our business. Further, the continuing worldwide financial and credit crisis, particularly as it has affected Europe, has hampered the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit, combined with losses in worldwide equity markets, has continued to contribute to the recent world-wide economic recession.

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

We are working with our Chinese joint venture to develop smart metering products. As we expand our development activities in China or elsewhere, our development activities will be exposed to risks, such as protection of intellectual property, investment risk, and labor costs and other matters. We could also be adversely affected by delays or cost increases experienced by third parties that are developing products on our behalf.
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
We are continuing to review the impact that the ongoing worldwide financial crisis is having on our suppliers. Some of these suppliers are large, well-capitalized companies, while others are smaller and more highly leveraged. In order to mitigate these risks, we may take actions such as increasing our inventory levels and/or adding additional sources of supply. Such actions may increase our costs and increase the risk of excess and obsolete inventories. Even if we undertake such actions, there can be no assurance that we will be able to prevent any disruption in the supply of goods and services we receive from these suppliers.
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
We manufacture and sell products that contain electronic components that may contain materials that are subject to government regulation in the locations in which our products are manufactured and assembled, as well as the locations where we sell our products. Since we operate on a global basis, maintaining compliance with regulations concerning the materials used in our products is a complex process that requires continual monitoring of regulations and ongoing compliance procedures. For example, in 2012 the European Union issued recast regulations regarding the “Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment: (RoHS)”. The adoption of any unanticipated new regulations that significantly impact the various components we use or require that we use more expensive components would have a material adverse impact on our business, financial condition and results of operations.
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
Our products may contain or may be alleged to contain errors or failures, including relating to actual or potential security breaches. In addition, our customers or their installation partners may improperly install or implement our products, which could delay completion of a deployment or hinder our ability to win a subsequent award. Furthermore, because of the low cost and interoperable nature of our Sub-systems products, LONWORKS technology could be used in a manner for which it was not intended.
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
We only recognize revenue when we believe collectability is reasonably assured. However, only a relatively small percentage of our outstanding accounts receivables are covered by collateral, credit insurance, or acceptable third-party guarantees. In addition, our standard terms and conditions require payment within a specified number of days following shipment of product, or in some cases, after the customer’s acceptance of our products. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. Additionally, when one of our resellers makes a sale to a utility, we face further credit risk, and we may defer revenue, due to the fact that the reseller may not be able to pay us until it receives payment from the utility. This risk could become more magnified during a particular fiscal period if the resellers facing credit issues represent a significant portion of our accounts receivable during that period. As economic conditions change and worsen, certain of our direct or indirect customers may face liquidity concerns and may be unable to satisfy their payment obligations to us or our resellers on a timely basis or at all, which would have a material adverse effect on our financial condition and results of operations. Our revenues are highly concentrated with 63% of our revenues during the first nine months of 2012 being attributable to four customers and 58% of our September 30, 2012 accounts receivable balance being attributable to these same customers. This concentration risk further increases our credit exposure.
If we are unable to obtain additional funds when needed, our business could suffer.

We currently expect that our combined cash, cash equivalent, and short-term investment balance will continue to decline during 2012.
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
Our success depends substantially on the performance of our executive officers and key employees. Due to the specialized technical nature of our business, we are particularly dependent on our Chief Executive Officer and other executive officers, as well as our technical personnel. Our future success will depend on our ability to attract, integrate, motivate and retain qualified executive, managerial, technical, sales, and operations personnel, particularly given the overall economic climate and the emphasis on reducing expenses at our company.
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
With respect to the relatively minimal amount of our revenues generated in foreign currencies, our historical foreign currency exposure has been related primarily to the Japanese Yen and has not been material to our consolidated results of operations. However, in the future, we expect that some foreign utilities may require us to price our Systems products in the utility's local currency, which will increase our exposure to foreign currency risk.
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

We use the local currency to pay for our operating expenses in the various countries where we have operations. If the value of the U.S. dollar declines as compared to the local currency where the expenses are incurred, our expenses, when translated back into U.S. dollars, will increase. This risk will be heightened as we invest in our joint venture in China.
To date, we have not hedged any of our foreign currency exposures and currently do not maintain any hedges to mitigate our foreign currency risks. Consequently, any resulting adverse foreign currency fluctuations could significantly harm our revenues, cost of goods sold, or operating expenses.
If we sell our NES Smart Grid System products directly to a utility, we may face additional risks.
When we sell our NES Smart Grid System products to a utility directly, we may be required to assume responsibility for installing the NES Smart Grid System in the utility's territory, integrating the NES Smart Grid System into the utility's operating and billing system, overseeing management of the combined system, working with other of the utility’s contractors, and undertaking other activities.  To date, we do not have any significant experience with providing these types of services. As a result, when we sell directly to a utility, it may be necessary for us to contract with third parties to satisfy these obligations. We cannot assure you that we would find appropriate third parties to provide these services on reasonable terms, or at all.  Assuming responsibility for these or other services would add to the costs and risks associated with NES Smart Grid System installations, and could also negatively affect the timing of our revenues and cash flows related to these transactions.
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
We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events, as well as from power outages. A natural disaster, power outage, or other unanticipated problem could also adversely affect our business by, among other things, harming our primary data center or other internal operations, limiting our ability to communicate with our customers, limiting our ability or our partners’ or customers’ ability to sell or use our products, affecting our third party developer’s ability to complete developments on schedule or at all, or affecting our suppliers’ ability to provide us with components or products. For example, the 2011 earthquake and tsunami in Japan adversely impacted our revenues from customers located in Japan and/or our ability to source parts from companies located in Japan. Shortly after the earthquake, we received notice from Toshiba (one of two manufacturers of the Neuron Chip - an important component that we and our customers use in control network devices), that they would no longer be able to manufacture Neuron Chips due to earthquake damage suffered at the semiconductor manufacturing facility that produced the Neuron Chips. However, the abrupt termination of Toshiba’s Neuron Chip manufacturing capability caused a disruption in supply and an increase in prices from the remaining supplier, Cypress Semiconductor. Consequently, there is a risk that the events in Japan could ultimately reduce demand for certain of our transceiver products, which are used in conjunction with Neuron Chips in developing control network devices by our customers. Such a reduction in demand could negatively impact our results of operations and financial condition. We do not insure against several natural disasters, including earthquakes.
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
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at September 30, 2012 and December 31, 2011, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at September 30, 2012, and December 31, 2011, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31	768	$3.42	—	—
August 1 – August 31	72,606	$3.25	—	—
September 1 – September 30	3,363	$3.25	—	—
Total	76,737	$3.25	—	—

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

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION
Date:	November 1, 2012	By:	/s/ William R. Slakey
William R. Slakey Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.