Form 10-Q
period 2013-03-31
ECHELON CORP
filed 2013-05-03
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________
FORM 10‑Q
______________
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes ☐ No ☒
As of April 30, 2013, 43,066,104 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10‑Q
FOR THE QUARTER ENDED MARCH 31, 2013

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
ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,090	$18,876
Short-term investments	42,979	42,979
Accounts receivable, net	15,095	15,725
Inventories	10,549	11,729
Deferred cost of goods sold	962	846
Other current assets	3,160	2,662
Total current assets	88,835	92,817

Property and equipment, net	20,975	21,777
Goodwill	8,210	8,276
Other long‑term assets	700	713
Total assets	$118,720	$123,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,817	$8,551
Accrued liabilities	8,244	4,637
Current portion of lease financing obligations	2,094	2,056
Deferred revenues	4,680	4,912
Total current liabilities	22,835	20,156

LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	17,644	18,185
Other long-term liabilities	2,915	1,447
Total long-term liabilities	20,559	19,632

STOCKHOLDERS’ EQUITY:
Common stock	463	463
Additional paid-in capital	353,961	352,589
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	63	509
Accumulated deficit	(252,480)	(243,233)
Total Echelon Corporation stockholders’ equity	73,877	82,198
Noncontrolling interest in subsidiary	1,449	1,597
Total stockholders’ equity	75,326	83,795
Total liabilities and stockholders’ equity	$118,720	$123,583
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Product	$24,250	$39,486
Service	932	847
Total revenues (2)	25,182	40,333
Cost of revenues:
Cost of product (1)	13,078	22,450
Cost of service (1)	328	585
Total cost of revenues	13,406	23,035
Gross profit	11,776	17,298
Operating expenses:
Product development (1)	6,744	8,801
Sales and marketing (1)	4,493	6,157
General and administrative (1)	3,886	4,346
Litigation charges	3,452	—
Restructuring charges	2,522	—
Total operating expenses	21,097	19,304
Income (loss) from operations	(9,321)	(2,006)
Interest and other income (expense), net	284	(264)
Interest expense on lease financing obligations	(321)	(351)
Income (loss) before provision for income taxes	(9,358)	(2,621)
Income tax expense	37	(53)
Net income (loss)	$(9,395)	$(2,568)
Net loss attributable to non controlling interest	148	—
Net income (loss) attributable to Echelon Corporation stockholders	(9,247)	(2,568)
Net income (loss) per share:
Basic	$(0.22)	$(0.06)
Diluted	$(0.22)	$(0.06)
Shares used in computing net income (loss) per share:
Basic	42,929	42,323
Diluted	42,929	42,323

(1)	See Note 4 for summary of amounts included representing stock-based compensation expense.

(2)	Includes related party amounts of $1,890 and $227 for the three months ended March 31, 2013 and 2012, respectively. See Note 12 for additional information on related party transactions.
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income (loss)	$(9,395)	$(2,568)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(446)	210
Unrealized holding gain (loss) on available-for-sale securities	—	—
Total other comprehensive income (loss)	(446)	210
Comprehensive loss	$(9,841)	$(2,358)
Less: comprehensive loss attributable to NCI	$148	$—
Comprehensive loss attributable to Echelon Corporation Stockholders	$(9,693)	$(2,358)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss including non controlling interest	$(9,395)	$(2,568)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,058	1,352
Increase in (reduction of) allowance for doubtful accounts	11	(60)
Loss on disposal of fixed assets	3	—
Reduction of (increase in) accrued investment income	(6)	13
Stock-based compensation	1,383	2,817
Change in operating assets and liabilities:
Accounts receivable	609	9,570
Inventories	1,172	(7,267)
Deferred cost of goods sold	(117)	5,433
Other current assets	(514)	1,486
Accounts payable	(809)	(1,915)
Accrued liabilities	5,197	(2,567)
Deferred revenues	(297)	(5,573)
Deferred rent	(9)	(12)
Net cash (used in) provided by operating activities	(1,714)	709

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available‑for‑sale short‑term investments	(12,984)	(24,986)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	12,990	27,982
Change in other long‑term assets	6	(8)
Capital expenditures	(172)	(360)
Net cash provided by (used in) investing activities	(160)	2,628

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(503)	(469)
Proceeds from exercise of stock options	—	—
Proceeds from noncontrolling interests	—	—
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(17)	(246)
Net cash used in financing activities	(520)	(715)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(392)	166

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,786)	2,788

CASH AND CASH EQUIVALENTS:
Beginning of period	18,876	17,658
End of period	$16,090	$20,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$318	$349
Cash paid for income taxes	$123	$56
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
While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2012 included in its Annual Report on Form 10‑K.
There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2012.
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

•
The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 56.7% of net revenues for the quarter ended March 31, 2013 were derived from four customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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
Recently Issued Accounting Standards
In February 2013, the FASB issued an update to ASC 220: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this update, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (”AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The update to ASC 220 should be applied prospectively.  The Company adopted the update in the first quarter of fiscal year 2013 and noted no material impact to its disclosures.
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
The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three months ended March 31, 2013, resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.
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

2. Financial Instruments
The Company’s financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable, and lease financing obligations. The carrying value of the Company’s financial instruments approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments, which are classified as either cash equivalents or short-term investments, and accounts receivable. With respect to its investments, the Company has an investment policy that limits the amount of credit exposure to any one financial institution and restricts placement of the Company’s investments to financial institutions independently evaluated as highly creditworthy. With respect to its accounts receivable, the Company performs ongoing credit evaluations of each of its customers’ financial condition. For a customer whose credit worthiness does not meet the Company’s minimum criteria, the Company may require partial or full payment prior to shipment. Alternatively, prior to shipment, customers may be required to provide the Company with an irrevocable letter of credit or arrange for some other form of coverage to mitigate the risk of uncollectibility, such as a bank guarantee. Additionally, the Company establishes an allowance for doubtful accounts and sales return allowances based upon factors surrounding the credit risk of specific customers, historical trends, and other available information.
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at March 31, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$5,105	$5,105	$—	$—
U.S. government securities(2)	42,979	—	42,979	—
Total	$48,084	$5,105	$42,979	$—
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
(1)    Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets

(2)	Represents our portfolio of available for sale securities that is included in short-term investments in the Company’s condensed consolidated balance sheets
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

As of March 31, 2013, the Company’s available-for-sale securities had contractual maturities from eight to twelve months and an average remaining term to maturity of six months. As of March 31, 2013, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$42,971	$42,979	$8	$—
The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses for the Company’s available-for-sale short-term investments, by major security type, were as follows as of December 31, 2012 (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$42,971	$42,979	$8	$—
Market values were determined for each individual security in the investment portfolio. Any decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. The Company reviews its investments on a regular basis to evaluate whether or not any have experienced an other-than-temporary decline in fair value.
3. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three months ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Net income (loss) (Numerator):
Net income (loss), basic & diluted	$(9,247)	$(2,568)
Shares (Denominator):
Weighted average common shares outstanding	42,929	42,323
Shares used in basic computation	42,929	42,323
Common shares issuable upon exercise of stock options (treasury stock method)	—	—
Shares used in diluted computation	42,929	42,323
Net income (loss) per share:
Basic	$(0.22)	$(0.06)
Diluted	$(0.22)	$(0.06)

For the three months ended March 31, 2013 and 2012, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”) excluded from this calculation for the three months ended March 31, 2013 and 2012 was 5,555,404 and 5,274,279, respectively.
4. Stockholders’ Equity and Employee Stock Option Plans:

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended March 31, 2013 and 2012 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of revenues:
Cost of product	$143	$249
Cost of service	15	36
Operating expenses:
Product development	542	1,045
Sales and marketing	308	661
General and administrative	375	826
Total	$1,383	$2,817

Stock Award Activity

The total intrinsic value of options exercised during the three month periods ended March 31, 2013 and 2012 was $0 as there were no options exercised. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the options.

The total fair value of RSUs vested and released during the three months ended March 31, 2013 and 2012 was approximately $26,000 and $676,000, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Stock-based Compensation Expense for Awards with Financial-Based Performance Vesting Requirements

As of March 31, 2013, there were 230,000 unvested RSUs and RSAs that were subject to service-based vesting conditions as well as certain financial or other performance-based vesting requirements that must be achieved before vesting can occur.

Through March 31, 2013, cumulative compensation expense of $621,000 associated with these 230,000 unvested RSUs and RSAs has been recognized. From the date of grant through June 30, 2012, the Company had believed it was probable that the associated performance requirements would be achieved and therefore recognized expense on these awards. During the third quarter of 2012 and as of March 31, 2013, the Company believed that the performance condition is no longer probable of achievement. However, the Company has not yet determined that the performance condition is improbable of achievement. Therefore, beginning in the third quarter of 2012, the Company has discontinued the recognition of compensation costs related to these awards. If, prior to the expiration of the RSUs and RSAs, the Company determines that the performance condition is again probable, compensation expense will once again be recognized. Alternatively, if the Company determines that the performance condition is improbable of achievement, the cumulative compensation expense of $621,000 associated with these awards will be reversed.
5.    Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three months ended March 31, 2013 and 2012, the Company had four customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributors of its Sub-systems products in Europe, Duke Energy Corporation (“Duke”), a U.S. utility company; and Ubitronix System Solutions GmBh ("Ubitronix") and Telvent Energia y Medioambiente SA (“Telvent”), value added resellers of the Company’s Systems products. For the three months ended March 31, 2013 and 2012, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended
	March 31,
	2013	2012
Telvent	22.0%	38.2%
Avnet	12.7%	7.5%
Ubitronix	12.7%	1.1%
Duke	9.3%	20.1%
Total	56.7%	66.9%

6. Commitments and Contingencies:

Legal Actions
In April 2009, the Company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against the Company, seeking the return of approximately $16.7 million in payments received by the Company in the ordinary course of business for components sold by the Company to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meters manufacturers, and from time to time through January 2004, the Company sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project.  The Company believed that the Italian claw back law was not applicable to its transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver were without merit. However, it was recently brought to the Company's attention that a substantial percentage of claw back cases reviewed by the local courts, which are located in the jurisdiction in which the Finmek Companies were headquartered, were being decided in favor of the Finmek Companies.  To avoid any possibility of an adverse ruling against the Company, as well as to limit administrative inconvenience and curtail litigation costs, in April 2013, with the consent of its Board of Directors, the Company decided to settle this matter. The Company reached an agreement with respect to a tentative financial settlement of $3.45 million and recognized a charge for this amount in the first quarter of 2013. This settlement is expected to be formalized and become effective in the second quarter of 2013 and is expected to be paid in two substantially equal installments, one in the second quarter of 2013 and the other in the second quarter of 2014. The Company does not intend to admit that the Italian claw back law applied to its circumstances as part of this settlement.
From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of March 31, 2013, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
Line of Credit
The Company maintains a $5.0 million line of credit with its primary bank, which expires on July 1, 2013. The letter of credit contains certain financial covenants requiring the Company to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of March 31, 2013, the Company was in compliance with these covenants. As of March 31, 2013, the Company’s primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

7. Accumulated Other Comprehensive Income (Loss)

	Foreign currency translation adjustment (Amount in thousands)	Unrealized gain (loss) on available-for-sale securities (Amount in thousands)	Accumulated Other Comprehensive Income (Loss) (Amount in thousands)
Beginning balance at December 31, 2012	$501	$8	$509
Current period change	(446)	—	(446)
Ending balance at March 31, 2013	$55	$8	$63

None of the above amounts have been reclassified to the condensed consolidated statement of operations.

8.     Inventories:

Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012

Purchased materials	$2,061	$2,081
Work‑in‑process	23	—
Finished goods	8,465	9,648
	$10,549	$11,729
9. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012

Accrued payroll and related costs	$3,573	$3,237
Warranty reserve	752	419
Restructuring charges	1,778	149
Litigation charges	1,726	—
Accrued taxes	94	117
Other accrued liabilities	321	715
	$8,244	$4,637
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
The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2013 and December 31, 2012, long-lived assets of approximately $26.8 million and $27.7 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the condensed consolidated financial statements.

The Company has two primary product lines: Systems and Sub-systems. Systems revenue is primarily composed of sales of meters and data concentrators to system integrators or utilities. Sub-systems revenue is principally composed of sales of components, software, and sub-system modules to utilities, building energy, or street lighting customers. Summary revenue information by product line for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Systems	$13,271	$28,692
Sub-systems	11,911	11,641
Total	$25,182	$40,333

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Americas	$6,069	$12,678
EMEA	16,580	25,006
APJ	2,533	2,649
Total	$25,182	$40,333

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.
11. Income Taxes:
The provision/ (benefit) for income taxes for the three months ended March 31, 2013 and 2012 were $37,000 and $(53,000), respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
As of March 31, 2013 and December 31, 2012, the Company had gross unrecognized tax benefits of approximately $2.4 million and $3.4 million, respectively, of which $577,000 and $670,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2013 and December 31, 2012, the Company had accrued $113,000 and $140,000, respectively, for interest and penalties. The $27,000 reduction in gross unrecognized tax benefits during the three months ended March 31, 2013 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.

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
For the three months ended March 31, 2013 and 2012, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.9 million and $227,000, respectively. As of March 31, 2013, and December 31, 2012, $2.8 million and $1.6 million, respectively of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
13. Restructuring
In May 2012, the Company undertook further cost cutting measures by initiating a headcount reduction of 42 full-time employees worldwide, to be terminated between May 2012 and December 2013. In connection with this restructuring plan, in 2012, the Company recorded restructuring charges of approximately $1.2 million related to termination benefits for these personnel.
The following table sets forth a summary of restructuring activities related to the Company’s May 2012 restructuring program (in thousands):

	January 1, 2013	Costs Incurred	Cash Payments	March 31, 2013
Termination benefits	$149	$—	$—	$149
On February 12, 2013, the Company undertook restructuring actions affecting approximately 43 employees to be terminated between February 2013 and September 30, 2013, as part of an overall plan to reshape the Company for the future. In connection with this restructuring, the Company recorded restructuring charges of approximately $2.5 million related to termination benefits for these personnel during the quarter ended March 31, 2013. These charges do not include facilities, lease termination or other charges the Company may incur as part of this action, which is currently being contemplated.
The following table sets forth a summary of restructuring activities related to the Company's February 2013 restructuring program (in thousands):

	January 1, 2013	Costs Incurred	Cash Payments	March 31, 2013
Termination benefits	$—	$2,522	$893	$1,629

Accrued restructuring charges as of March 31, 2013 comprise the remaining liability balance from the February 2013 and May 2012 restructurings and are reflected in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2013. The Company expects to pay these accrued termination benefits through 2013.
14. Joint Venture
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture will focus on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s Condensed Consolidated Financial Statements as of March 31, 2013 and for the three months then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the noncontrolling interest in subsidiary on the Condensed Consolidated Balance Sheet as of March 31, 2013. Net loss attributable to the noncontrolling interest in Echelon-Holley was $148,000 during three months ended March 31, 2013.
As of March 31, 2013, Echelon and Holley Metering had contributed in cash a total of approximately $4,000,000 in Share Capital, as defined, to Echelon-Holley in proportion to their respective ownership interests.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” “goal,” “continues,” “may” and similar expressions. Forward-looking statements include statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances. In particular, these statements include statements such as: our predictions about the smart energy market, increased pricing pressures and worldwide macro-economic conditions; our projections of Systems and Sub-systems revenues; estimates of our future gross margins; statements regarding reinvesting a portion of our earnings from foreign operations; plans to use our cash reserves to strategically acquire other companies, products, or technologies; our projections of our combined cash, cash equivalent and short term investment balance; the sufficiency of our cash reserves to meet cash requirements; our expectations that our Sub-systems revenues will not fluctuate significantly from foreign currency sales; our forecasts regarding the allocation of our future product development spend; estimates of our interest income and expense; our expectations about finalizing the settlement with Finmek and the amounts of timing of the related payments; our expectations about the amount and timing of paying out restructuring charges; and out belief that we have made adequate provisions for tax exposure and legal matters. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Factors That May Affect Future Results of Operations” section. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to review or update publicly any forward-looking statements for any reason.

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

Our proven, open standard, multi-application energy control networking platform powers energy-savings applications for smart grid, smart cities and smart buildings that help customers save on their energy usage, reduce outage duration or prevent them from happening entirely, reduce carbon footprint and more. Today, we offer, directly and through our partners worldwide, a wide range of innovative, fully integrated products and services. We classify these products and services into two primary categories: Systems, such as our smart metering solutions, which are targeted for use by utilities; and Sub-systems that include our components, control nodes and development software, which are sold typically to OEMs who build them into their smart grid, smart cities and smart buildings solutions.

Our total revenues decreased by 37.6% during the first quarter of 2013 as compared to the same period in 2012, driven principally by decreased sales of our Systems products. Gross margins increased by 3.9 percentage points between the two periods, while overall operating expenses increased by 9.3%. The net effect was a first quarter loss attributable to Echelon Corporation stockholders in 2013, that increased by $6.7 million as compared to the first quarter of 2012.

The following tables provide an overview of key financial metrics for the three months ended March 31, 2013 and 2012 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Net revenues	$25,182	$40,333	$(15,151)	(37.6)%
Gross margin	46.8%	42.9%	---	3.9 ppt
Operating expenses	$21,097	$19,304	$1,793	9.3%
Net income (loss) attributable to Echelon Corporation Stockholders	$(9,247)	$(2,568)	$(6,679)	260.1%
	Balance as of
	March 31, 2013	December 31, 2012	$ Change	% Change
Cash, cash equivalents, and short-term investments	$59,069	$61,855	$(2,786)	(4.5)%

•
Net revenues: Our total revenues decreased by 37.6% during the first quarter of 2013 as compared to the same period in 2012, driven primarily by a $15.4 million, or 54%, decrease in sales of our Systems products and services, partly offset by a $270,000 or 2% increase in net revenues from our Sub-systems products. The decrease in our Systems revenues was primarily due to an overall decrease in the level of large-scale deployments in the United States and Finland of our NES system products. With respect to our Sub-systems product line, the increase in revenues during the first quarter of 2012 was due to an increase in sales made to Enel and in the Americas and APJ regions, partly offset by reductions in sales to EMEA region. These markets have yet to recover to their pre-recession levels. During 2013, we plan to reinvest in our foundational technology to broaden the applicability of our control networking platform (part of our Sub-system business) into new markets.

•
Gross margin: Our gross margin increased by 3.9 percentage points for the three months ended March 31, 2013 as compared to the same period in 2012. The increase was primarily due to improved margins earned on sales of our Systems products, as well as the impact of efforts to reduce overhead costs over the past year.

•
Operating expenses: Our operating expenses increased by 9.3% during the three month period ended March 31, 2013, as compared to the same period in 2012. The increase was primarily driven by Q1' 2013 organizational restructuring as well as a non recurring litigation charge for the potential settlement of the Finmek case. This increase was partially offset by the decreases in compensation costs (salaries and other employee related costs, including equity compensation) due to restructurings that took place in May 2012 and February 2013, as well as reduced travel costs.

•
Net loss attributable to Echelon Corporation Stockholders: We generated a net loss of $9.2 million during the first quarter of 2013 compared to $2.6 million during the same period in 2012. This increase in net loss was directly attributable to the $15.2 million quarter-over-quarter decrease in net revenues as well as the increase in operating expenses. Excluding the impact of non-cash stock-compensation charges, restructuring charges and litigation charges, our net loss increased by approximately $2.1 million in the first quarter of 2013 as compared to the same period in 2012.

•
Cash, cash equivalents, and short-term investments: During the first three months of 2013, our cash, cash equivalents, and short-term investment balance decreased by 4.5%, from $61.9 million at December 31, 2012 to $59.1 million at March 31, 2013. This decrease was primarily the result of cash used in operations of $1.7 million due mainly to our net loss including non controlling interest of $9.4 million, partly offset by the reduction in working capital (increased accrued liabilities of $5.2 million being the primary driver), as well as cash used for principal payments on our lease financing obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1, “Significant Accounting Policies” of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the Securities and Exchange Commission in March 2013, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our revenues, stock-based compensation, allowance for doubtful accounts, inventories, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2013, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS
The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Revenues:
Product	96.3%	97.9%
Service	3.7	2.1
Total revenues	100.0	100.0
Cost of revenues:
Cost of product	51.9	55.7
Cost of service	1.3	1.4
Total cost of revenues	53.2	57.1
Gross profit	46.8	42.9
Operating expenses:
Product development	26.8	21.8
Sales and marketing	17.8	15.3
General and administrative	15.5	10.8
Litigation charges	13.7	—
Restructuring charges	10.0	—
Total operating expenses	83.8	47.9
Income (loss) from operations	(37.0)	(5.0)
Interest and other income (expense), net	1.1	(0.6)
Interest expense on lease financing obligations	(1.3)	(0.9)
Income (loss) before provision for income taxes	(37.2)	(6.5)
Income tax expense	0.1	(0.1)
Net income (loss)	(37.3)%	(6.4)%
Net loss attributable to non controlling interest	0.6%	—%
Net income (loss) attributable to Echelon Corporation stockholders	(36.7)%	(6.4)%

Revenues
Total revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Total revenues	$25,182	$40,333	$(15,151)	(37.6)%

The $15.2 million decrease in total revenues for the quarter ended March 31, 2013 as compared to the same period in 2012 was primarily due to a $15.4 million, or 53.7%, decrease in sales of our Systems products and services and a $270,000, or 2.3%, increase in net revenues from our Sub-systems products, including sales to Enel.

As we look forward to the remainder of 2013, the smart energy market remains relatively stagnant, with no particular large growth drivers being noted. Macro-economic conditions remain tentative in Europe, and competition for the existing business is heightened. New tender activity for smart–metering deployments, while slightly improved from 2012, continues to be slow, especially in Europe, and pricing pressures are increasing.  In this challenging environment, we expect our revenues in the second quarter of 2013 will be consistent with Q1'2013 revenues.

Systems revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Systems revenues	$13,271	$28,692	$(15,421)	(53.7)%

During the three months ended March 31, 2013 and 2012, our Systems revenues were derived primarily from a relatively small number of customers who have undertaken large-scale deployments of our NES System products. These deployments generally come to fruition after an extended and complex sales process, and each is relatively substantial in terms of its revenue potential. They vary significantly from one another in terms of, among other things, the overall size of the deployment, the duration of time over which the products will be sold, the mix of products being sold, the timing of delivery of those products, and the ability to modify the timing or size of those projects. This relative uniqueness among each deployment results in significant variability and unpredictability in our Systems revenues.
Systems revenues decreased during the quarter ended March 31, 2013 as compared to the same period in 2012. This was primarily due to an overall decrease in the level of large-scale deployments in Finland and the United States of our NES system products, partly offset by an increase in sales to our customers in Austria.
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

Our Systems revenues have historically been concentrated with a relatively few customers. During the years ended December 31, 2012, 2011 and 2010 approximately 86.3%, 94.2% and 85.4%, respectively, of our Systems revenues were attributable to four customers. While our Systems customers will change over time, given the nature of the Systems market, we expect our future Systems revenues will continue to be concentrated among a limited number of customers.

Sub-systems revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Sub-systems revenues	$11,911	$11,641	$270	2.3%

Our Sub-systems revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are products and services sold to Enel.

Excluding sales of products and services to Enel, which are discussed more fully below, our Sub-systems revenues decreased by $1.4 million, or 12.2% during the three months ended March 31, 2013, as compared to the same period in 2012. For the three month period, this decrease was primarily due to a decrease in revenues in EMEA and ongoing market share loss, partially offset by increases in Americas and APJ. Within the Sub-systems family of products, the decrease was driven primarily from decreased sales of our SmartServer and control and connectivity products.

Our future Sub-systems revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our Sub-systems revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 6.3% for the three months ended March 31, 2013 and 7.7% for the same period in 2012. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during 2013, the amount of our Sub-systems revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.
Enel project revenues (included in Sub-systems)

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Enel project revenues	$1,890	$227	$1,663	732.6%

In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. Enel Project revenues recognized during the three months ended March 31, 2013 and 2012, related primarily to shipments under the development and supply agreement. The software enhancement agreement expired in December 2012 and the development and supply agreement expires in December 2015, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Gross Profit	$11,776	$17,298	$(5,522)	(31.9)%
Gross Margin	46.8%	42.9%	N/A	3.9

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
Gross margin increased by 3.9 percentage points for the first quarter ended March 31, 2013 as compared to the same period in 2012. Our gross margins for the first quarter ended March 31, 2013 were higher primarily due to improved pricing for products sold in North America as well as marginal improvement of pricing in Finland, combined with lower overhead spend and an improved mix of products sold. This was partially offset by some increases in costs for our Sub-system products.
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

Operating Expenses
Product Development

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Product Development	$6,744	$8,801	$(2,057)	(23.4)%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses decreased by $2.1 million during the first quarter ended March 31, 2013 as compared to the same period in 2012. These decreases were primarily due to reduced compensation costs, including share based compensation expenses (as mentioned in the executive overview above), which were down primarily due to lower headcount in our product development organization in 2012 and 2013. During 2013, we plan to focus our product development spend in our foundational technology to broaden the applicability of our control networking platform into new markets.
Sales and Marketing

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Sales and Marketing	$4,493	$6,157	$(1,664)	(27.0)%

Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
The decrease in sales and marketing expenses during the first quarter ended March 31, 2013 as compared to the same period in 2012 was driven primarily by lower compensation costs (lower wage costs, bonus expense and stock compensation expense, offset by slightly higher commission expenses), lower travel and entertainment expenses and reduced fees paid to consultants and other third party service providers.
General and Administrative

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

General and Administrative	$3,886	$4,346	$(460)	(10.6)%

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses decreased for the first quarter ended March 31, 2013 as compared to the same period in 2012, primarily due to a decrease in stock compensation expenses, partially offset by marginal increases in salary expenses and outside consultant costs.
Litigation Charges

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Litigation Charges	$3,452	$—	$3,452	100.0%
To avoid any possibility of an adverse ruling against us in relation to the Finmek litigation, as well as to limit administrative inconvenience and curtail litigation costs, we reached an agreement with respect to a tentative financial settlement of $3.45 million and recognized a charge for this amount in the first quarter of 2013. This settlement is expected to be formalized and become effective in the second quarter of 2013 and is expected to be paid in two substantially equal installments, one in the second quarter of 2013 and the other in the second quarter of 2014. We do not intend to admit that the Italian claw back law applied to its circumstances as part of this settlement.
Restructuring Charges

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Restructuring Charges	$2,522	$—	$2,522	100.0%

On February 12, 2013, the Company undertook restructuring actions affecting approximately 43 employees to be terminated between February 2013 and September 30, 2013, as part of an overall plan to reshape the Company for the future. In connection with this restructuring, the Company recorded restructuring charges of $2.5 million related to termination benefits for these personnel during the quarter ended March 31, 2013. These charges do not include facilities, lease termination or other charges the Company may incur as part of this action, which is currently being contemplated.
With the exception of $1.8 million that remains accrued and reflected in accrued liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2013, restructuring charges totaling $893,000 were paid out during the first quarter of 2013. We expect to pay the remaining $1.8 million of accrued termination benefits through 2013.

Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Interest and Other Income (Expense), Net	$284	$(264)	$548	(207.6)%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other income, net increased by $548,000 during the quarter ended March 31, 2013 as compared to the same period in 2012. This increase was primarily attributable to the fact that, during the first quarter of 2013, we recognized approximately $268,000 of foreign currency translation gains, whereas in the first quarter of 2012, we recognized foreign currency translation losses of approximately $263,000. These fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our condensed consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens as it did during the first three months of 2013, the resulting translation gains favorably impact other income.
We do not currently anticipate interest income on our investment portfolio will improve during 2013 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Interest Expense on Lease Financing Obligations	$321	$351	$(30)	(8.5)%

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
Interest expense on lease financing obligations decreased by $30,000 during the three month period ended March 31, 2013 as compared to the same period in 2012, which was a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of the payments we make in the future will be allocated to principal repayment and less will be allocated to interest expense.
Income Tax Expense

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Income Tax Expense	$37	$(53)	$90	(169.8)%

The income tax expense/(benefit) for the quarters ended March 31, 2013 and 2012 was $37,000 and $(53,000), respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our condensed consolidated statements of income, was approximately $127,000 during the quarter ended March 31, 2013, and $152,000 for the same period in 2012.

We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of March 31, 2013, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
Legal Actions. In April 2009, the Company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against Echelon, seeking the return of approximately $16.7 million in payments received by Echelon in the ordinary course of business for components we sold to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meter manufacturers, and from time to time through January 2004, we sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project.  We believed that the Italian claw back law was not applicable to our transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver were without merit. However, it was recently brought to our attention that a substantial percentage of claw back cases reviewed by the local courts, which are located in the jurisdiction in which the Finmek Companies were headquartered, were being decided in favor of the Finmek Companies.  To avoid any possibility of an adverse ruling against us, as well as to limit administrative inconvenience and curtail litigation costs, in April 2013, with the consent of its Board of Directors, we decided to settle this matter. We reached an agreement with respect to a tentative financial settlement of $3.45 million and recognized a charge for this amount in the first quarter of 2013. This settlement is expected to be formalized and become effective in the second quarter of 2013 and is expected to be paid in two substantially equal installments, one in the second quarter of 2013 and the other in the second quarter of 2014. We do not intend to admit that the Italian claw back law applied to its circumstances as part of this settlement.
From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of March 31, 2013, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through March 31, 2013, we raised $295.0 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

The following table presents selected financial information as of March 31, 2013, and for each of the last three fiscal years (dollars in thousands):

	March 31, 2013	December 31,
		2012	2011	2010
Cash, cash equivalents, and short-term investments	$59,069	$61,855	$58,656	$64,632
Trade accounts receivable, net	15,095	15,725	35,215	25,102
Working capital	66,000	72,661	74,922	77,259
Stockholders’ equity	75,326	83,795	89,108	93,989

As of March 31, 2013, we had $59.1 million in cash, cash equivalents, and short-term investments, a decrease of $2.8 million as compared to December 31, 2012. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $1.7 million for the three months ended March 31, 2013, a decrease in cash inflows of approximately $2.4 million as compared to the same period in 2012. During the three months ended March 31, 2013, net cash used in operating activities was primarily the result of our net loss of $9.4 million, partially offset by our stock-based compensation expenses of $1.4 million, depreciation and amortization expense of $1.1 million and changes in operating assets and liabilities of $5.2 million. The primary components of the $5.2 million net change in our operating assets and liabilities were a $5.2 million increase in accrued liabilities, a $1.2 million decrease in inventories, and a $609,000 decrease in accounts receivable, partially offset by a $809,000 decrease in accounts payable, a $297,000 decrease in deferred revenues and a $117,000 increase in deferred cost of goods sold. Accrued liabilities increased primarily due to the accruals for the February 2013 restructuring charges and the tentative settlement of the Finmek litigation. Inventories decreased primarily in accordance with the Company's plan to manage its inventory positions better. Accounts receivable decreased primarily as a result of the timing of collections and revenues in the first three months of 2013 as compared to the same period in 2012, and lower overall revenues between the two periods. Accounts payable decreased due to an overall reduction in the level of purchasing activity and timing of expenditures during the first three months of 2013. Deferred revenues decreased due primarily to recognition of the deferred service revenues in the first quarter of 2013, partly offset by increased deferred revenues from sales to distributors of our Sub-systems products. Deferred cost of goods sold increased in conjunction with the increase in Sub-system deferred revenues mentioned above.

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
Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used in investing activities was $160,000 for the three months ended March 31, 2013, a decrease in cash inflows of $2.8 million from the same period in 2012. During the three months ended March 31, 2013, net cash used in investing activities was primarily the result of the purchases of available-for-sale short-term investments of $13.0 million and capital expenditures of $172,000, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $13.0 million. During the quarter ended March 31, 2012, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $28.0 million, partially offset by purchases of available-for-sale short-term investments of $25.0 million and capital expenditures of $360,000.
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $520,000 for the three months ended March 31, 2013, consistent with our cash outflows as compared to the same period in 2012. During the three months ended March 31, 2013, net cash used in financing activities was primarily the result of $503,000 in principal payments on our building lease financing obligations and $17,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares. During the quarter ended March 31, 2012, net cash used in financing activities was primarily the result of $469,000 in principal payments on our building lease financing obligations and $246,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
As noted above, our cash and investments totaled $59.1 million as of March 31, 2013. Of this amount, approximately 6% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.
We maintain a $5.0 million line of credit with our primary bank, which expires on July 1, 2013. The letter of credit contains certain financial covenants requiring us to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of March 31, 2013, we were in compliance with these covenants. As of March 31, 2013, our primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.
The Company reached an agreement with respect to a tentative financial settlement of $3.45 million related to Finmek litigation. This settlement is expected to be formalized and become effective in the second quarter of 2013 and is expected to be paid in two substantially equal installments, one in the second quarter of 2013 and the other in the second quarter of 2014
In the future, our cash reserves may be used to strategically acquire other companies, products, or technologies that are complementary to our business. In addition, our combined cash, cash equivalents, and short-term investments balances could be negatively affected by various risks and uncertainties, including, but not limited to, the risks detailed in this Quarterly Report in the section titled “Factors That May Affect Future Results of Operations.” For example, any continued weakening of economic conditions or changes in our planned cash outlay could negatively affect our existing cash reserves.
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
For the three months ended March 31, 2013 and 2012, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.9 million and $227,000, respectively. As of March 31, 2013, and December 31, 2012, $2.8 million and $1.6 million, respectively of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
RECENTLY ISSUED ACCOUNTING STANDARDS
There have been no new recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013, that are of significance, or potential significance, to our company.

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

Due to the nature of development efforts in general, we often experience delays in the introduction of new or improved products beyond our original projected shipping date for such products. Historically, when these delays have occurred, we experienced an increase in our development costs and a delay in our ability to generate revenues from these new products. In addition, such delays could cause us to incur penalties if our deliveries are delayed, could otherwise impair our relationship with any of our customers that were relying on the timely delivery of our products in order to complete their own products or projects, or could cause the customer to cancel orders or to seek alternate sources of supply or other remedies. We believe that similar new product introduction delays in the future could also increase our costs and delay our revenues. For example, we plan to reinvest in our foundational technology to broaden the applicability of our control networking platform into new markets. Any delay in the introduction of new products from such research could impact future revenue targets or forecasts.

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
Our future success will depend significantly on our ability to timely manufacture our products cost effectively, in sufficient volumes, and in accordance with quality standards. For most of our products requiring assembly, we rely on a limited number of contract electronic manufacturers (CEMs), principally Jabil and Bel-Fuse (formerly TYCO). These CEMs procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks, including reduced control over quality, costs, delivery schedules, availability of materials, components, finished products, and manufacturing yields. As a result of these and other risks, our CEMs could demand price increases for manufacturing our products. The Jabil and Bel- Fuse factories, where our products are manufactured, are located in China. The Chinese government maintains programs, whereby labor rates for the manufacture of our products will increase over time. In addition, our agreements with our CEMs make us responsible for components and subassemblies purchased by the CEMs when based on our forecasts or purchase orders. Accordingly, we will be at risk for any excess and obsolete inventory purchased by our CEMs. Lastly, CEMs can experience turnover, instability, and lapses in manufacturing or component quality, exposing us to additional risks as well as missed commitments to our customers.
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
We are continuing to review the impact that economic factors are having on our suppliers. Some of these suppliers are large, well-capitalized companies, while others are smaller and more highly leveraged. In order to mitigate these risks, we may take actions such as increasing our inventory levels and/or adding additional sources of supply. Such actions may increase our costs and increase the risk of excess and obsolete inventories. Even if we undertake such actions, there can be no assurance that we will be able to prevent any disruption in the supply of goods and services we receive from these suppliers.
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
We only recognize revenue when we believe collectability is reasonably assured. However, only a relatively small percentage of our outstanding accounts receivables are covered by collateral, credit insurance, or acceptable third-party guarantees. In addition, our standard terms and conditions require payment within a specified number of days following shipment of product, or in some cases, after the customer’s acceptance of our products. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. Additionally, when one of our resellers makes a sale to a utility, we face further credit risk, and we may defer revenue, due to the fact that the reseller may not be able to pay us until it receives payment from the utility. This risk could become more magnified during a particular fiscal period if the resellers facing credit issues represent a significant portion of our accounts receivable during that period. As economic conditions change and worsen, certain of our direct or indirect customers may face liquidity concerns and may be unable to satisfy their payment obligations to us or our resellers on a timely basis or at all, which would have a material adverse effect on our financial condition and results of operations. Our revenues are highly concentrated with 57% of our revenues during first quarter of 2013 being attributable to four customers and 46% of our March 31, 2013 accounts receivable balance being attributable to these same customers. This concentration risk further increases our credit exposure.
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
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at March 31, 2013 and December 31, 2012, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at March 31, 2013, and December 31, 2012, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Factors That May Affect Future Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2012 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1- January 31	725	$2.48	—	—
February 1- February 28	2,369	$2.32	—	—
March 1-March 31	1,410	$2.53	—	—
Total	4,504	$2.41	—	—

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

ECHELON CORPORATION
Date:	May 3, 2013	By:	/s/ William R. Slakey
William R. Slakey Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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