Form 10-Q
period 2013-06-30
ECHELON CORP
filed 2013-08-09
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________
FORM 10‑Q
______________
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes ☐ No ☒
As of July 31, 2013, 43,243,997 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10‑Q
FOR THE QUARTER ENDED JUNE 30, 2013

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
ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,751	$18,876
Short-term investments	42,980	42,979
Accounts receivable, net [1]	15,179	15,725
Inventories	6,976	11,729
Deferred cost of goods sold	1,342	846
Other current assets	2,955	2,662
Total current assets	86,183	92,817

Property and equipment, net	20,245	21,777
Goodwill	8,242	8,276
Other long‑term assets	698	713
Total assets	$115,368	$123,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,207	$8,551
Accrued liabilities	7,013	4,637
Current portion of lease financing obligations	2,147	2,056
Deferred revenues	6,028	4,912
Total current liabilities	21,395	20,156
LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	17,081	18,185
Other long-term liabilities	2,829	1,447
Total long-term liabilities	19,910	19,632

STOCKHOLDERS’ EQUITY:
Common stock	465	463
Additional paid-in capital	353,530	352,589
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	232	509
Accumulated deficit	(253,307)	(243,233)
Total Echelon Corporation stockholders’ equity	72,790	82,198
Noncontrolling interest in subsidiary	1,273	1,597
Total stockholders’ equity	74,063	83,795
Total liabilities and stockholders’ equity	$115,368	$123,583
1 Includes related party receivable of $5.4 million and $1.6 million as of June 30, 2013 and December 31, 2012, respectively
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Product	$24,208	$39,845	$48,458	$79,331
Service	628	977	1,560	1,824
Total revenues (2)	24,836	40,822	50,018	81,155
Cost of revenues:
Cost of product (1)	12,558	24,230	25,636	46,680
Cost of service (1)	323	523	651	1,108
Total cost of revenues	12,881	24,753	26,287	47,788
Gross profit	11,955	16,069	23,731	33,367
Operating expenses:
Product development (1)	5,122	7,393	11,866	16,194
Sales and marketing (1)	4,020	5,548	8,513	11,705
General and administrative (1)	3,234	3,599	7,120	7,945
Litigation charges	—	—	3,452	—
Restructuring charges	—	1,176	2,522	1,176
Total operating expenses	12,376	17,716	33,473	37,020
Loss from operations	(421)	(1,647)	(9,742)	(3,653)
Interest and other income (expense), net	(164)	254	120	(10)
Interest expense on lease financing obligations	(312)	(344)	(633)	(695)
Loss before provision for income taxes	(897)	(1,737)	(10,255)	(4,358)
Income tax expense	106	144	143	91
Net loss	$(1,003)	$(1,881)	$(10,398)	$(4,449)
Net loss attributable to non controlling interest	176	—	324	—
Net loss attributable to Echelon Corporation stockholders	(827)	(1,881)	(10,074)	(4,449)
Net loss per share:
Basic	$(0.02)	$(0.04)	$(0.23)	$(0.10)
Diluted	$(0.02)	$(0.04)	$(0.23)	$(0.10)
Shares used in computing net loss per share:
Basic	43,000	42,560	42,965	42,442
Diluted	43,000	42,560	42,965	42,442

(1)	See Note 4 for summary of amounts included representing stock-based compensation expense.

(2)
Includes related party amounts of $4,187 and $1,532 for the three months ended June 30, 2013 and 2012, respectively, and $6,077 and $1,759 for the six months ended June 30, 2013 and 2012, respectively. See Note 12 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net loss	$(1,003)	$(1,881)	$(10,398)	$(4,449)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	169	(493)	(277)	(283)
Unrealized holding gain (loss) on available-for-sale securities	—	—	—	—
Total other comprehensive income (loss)	169	(493)	(277)	(283)
Comprehensive loss	$(834)	$(2,374)	$(10,675)	$(4,732)
Less: comprehensive loss attributable to non controlling interest	$176	$—	$324	$—
Comprehensive loss attributable to Echelon Corporation Stockholders	$(658)	$(2,374)	$(10,351)	$(4,732)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss including non controlling interest	$(10,398)	$(4,449)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,101	2,665
Increase in (reduction of) allowance for doubtful accounts	32	(32)
Loss on disposal of fixed assets	22	—
Reduction of (increase in) accrued investment income	(5)	3
Stock-based compensation	1,222	3,759
Change in operating assets and liabilities:
Accounts receivable	504	10,505
Inventories	4,751	1,130
Deferred cost of goods sold	(498)	5,286
Other current assets	(304)	952
Accounts payable	(2,381)	(6,861)
Accrued liabilities	3,939	(2,873)
Deferred revenues	978	(5,986)
Deferred rent	(17)	(23)
Net cash (used in) provided by operating activities	(54)	4,076

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available‑for‑sale short‑term investments	(25,968)	(48,964)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	25,973	46,979
Change in other long‑term assets	11	(2)
Capital expenditures	(542)	(503)
Net cash used in investing activities	(526)	(2,490)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(1,013)	(960)
Proceeds from exercise of stock options	—	—
Proceeds from noncontrolling interests	—	285
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(263)	(970)
Net cash used in financing activities	(1,276)	(1,645)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(269)	(210)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,125)	(269)

CASH AND CASH EQUIVALENTS:
Beginning of period	18,876	17,658
End of period	$16,751	$17,389

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$628	$690
Cash paid for income taxes	$228	$139
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

•
The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 67.2% and 65.9% of net revenues for the three and six months ended June 30, 2013, respectively, were derived from six customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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
The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three and six months ended June 30, 2013, resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.
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
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at June 30, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$5,252	$5,252	$—	$—
U.S. government securities(2)	42,980	—	42,980	—
Total	$48,232	$5,252	$42,980	$—
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
The Company’s available-for-sale securities consist of U.S. government securities with a minimum and weighted average credit rating of A-1+. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, the Company classifies all of its fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. The Company's procedures include controls to ensure that appropriate fair values are recorded by comparing prices obtained from a third party independent source.

As of June 30, 2013, the Company’s available-for-sale securities had contractual maturities from ten to twelve months and an average remaining term to maturity of six months. As of June 30, 2013, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$42,972	$42,980	$8	$—
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
3. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss (Numerator):
Net loss, basic & diluted	$(827)	$(1,881)	$(10,074)	$(4,449)
Shares (Denominator):
Weighted average common shares outstanding	43,000	42,560	42,965	42,442
Shares used in basic computation	43,000	42,560	42,965	42,442
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—
Shares used in diluted computation	43,000	42,560	42,965	42,442
Net loss per share:
Basic	$(0.02)	$(0.04)	$(0.23)	$(0.10)
Diluted	$(0.02)	$(0.04)	$(0.23)	$(0.10)

For the three and six months ended June 30, 2013 and 2012, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”) excluded from this calculation for the three and six months ended June 30, 2013 and 2012 was 6,034,727 and 6,769,248, respectively.
4. Stockholders’ Equity and Employee Stock Option Plans:

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenues:
Cost of product	$(86)	$47	$57	$296
Cost of service	10	15	25	51
Operating expenses:
Product development	(285)	210	257	1,255
Sales and marketing	163	344	471	1,005
General and administrative	37	326	412	1,152
Total	$(161)	$942	$1,222	$3,759

The current quarter negative expense is primarily due to the impact of reversal of expense from cancellation of awards/ options for the employees terminated in the February 2013 restructuring action.

Stock Award Activity

The total intrinsic value of options exercised during the three and six month periods ended June 30, 2013 and 2012 was $0 as there were no options exercised. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the options.

The total fair value of RSUs vested and released during the three and six months ended June 30, 2013 was approximately $712,000 and $738,000, respectively. The total fair value of RSUs vested and released during the three and six months ended June 30, 2012 was approximately $2.0 million and $2.7 million, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Stock-based Compensation Expense for Awards with Financial-Based Performance Vesting Requirements

As of June 30, 2013, there were 212,500 unvested RSUs and RSAs that were subject to service-based vesting conditions as well as certain financial or other performance-based vesting requirements that must be achieved before vesting can occur.

Through June 30, 2013, cumulative compensation expense of $570,000 associated with these 212,500 unvested RSUs and RSAs has been recognized. From the date of grant through June 30, 2012, the Company had believed it was probable that the associated performance requirements would be achieved and therefore recognized expense on these awards. During the third quarter of 2012 and as of June 30, 2013, the Company believed that the performance condition is no longer probable of achievement. However, the Company has not yet determined that the performance condition is improbable of achievement. Therefore, beginning in the third quarter of 2012, the Company has discontinued the recognition of compensation costs related to these awards. If, prior to the expiration of the RSUs and RSAs, the Company determines that the performance condition is again probable, compensation expense will once again be recognized. Alternatively, if the Company determines that the performance condition is improbable of achievement, the cumulative compensation expense of $570,000 associated with these awards will be reversed.
5.    Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and six months ended June 30, 2013 and 2012, the Company had six customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributors of its Sub-systems products in Europe, Duke Energy Corporation (“Duke”), a U.S. utility company; Enel Distribuzione Spa ("Enel"), an Italian utility company; and Ubitronix System Solutions GmBh ("Ubitronix"), Telvent Energia y Medioambiente SA (“Telvent”) and Eltel Networks A/S (“Eltel”), value added resellers of the Company’s Systems products. For the three and six months ended June 30, 2013 and 2012, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Telvent	17.9%	26.2%	20.0%	32.2%
Avnet	12.4%	6.5%	12.5%	7.0%
Enel	16.9%	3.8%	12.2%	2.2%
Ubitronix	10.7%	2.4%	11.7%	1.8%
Duke	6.3%	17.5%	7.8%	18.8%
Eltel	3.0%	13.7%	1.7%	8.1%
Total	67.2%	70.1%	65.9%	70.1%

6. Commitments and Contingencies:

Legal Actions
In April 2009, the Company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against the Company, seeking the return of approximately $16.7 million in payments received by the Company in the ordinary course of business for components sold by the Company to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meters manufacturers, and from time to time through January 2004, the Company sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project.  The Company believed that the Italian claw back law was not applicable to its transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver were without merit. However, it was recently brought to the Company's attention that a substantial percentage of claw back cases reviewed by the local courts, which are located in the jurisdiction in which the Finmek Companies were headquartered, were being decided in favor of the Finmek Companies.  To avoid any possibility of an adverse ruling against the Company, as well as to limit administrative inconvenience and curtail litigation costs, in April 2013, with the consent of its Board of Directors, the Company decided to settle this matter. The Company reached an agreement with respect to a tentative financial settlement of $3.5 million and recognized a charge for this amount in the first quarter of 2013. This settlement is expected to be formalized and become effective in the third quarter of 2013 and is expected to be paid in two substantially equal installments, one in the third quarter of 2013 and the other in the latter half of 2014. The Company does not intend to admit that the Italian claw back law applied to its circumstances as part of this settlement.
From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of June 30, 2013, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
Line of Credit
The Company maintains a $5.0 million line of credit with its primary bank, which expired on July 1, 2013. The letter of credit contains certain financial covenants requiring the Company to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of June 30, 2013, the Company was in compliance with these covenants. Subsequent to the quarter end, the Company has renewed the line of credit through July 1, 2014. As of June 30, 2013, the Company’s primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

7. Accumulated Other Comprehensive Income (Loss)

	Foreign currency translation adjustment (Amount in thousands)	Unrealized gain (loss) on available-for-sale securities (Amount in thousands)	Accumulated Other Comprehensive Income (Loss) (Amount in thousands)
Beginning balance at December 31, 2012	$501	$8	$509
Change during January- March 2013	(446)	—	(446)
Balance at March 31, 2013	$55	$8	$63
Current period change	$169	$—	$169
Balance at June 30, 2013	$224	$8	$232

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

8.     Inventories:

Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012

Purchased materials	$1,193	$2,081
Work‑in‑process	26	—
Finished goods	5,757	9,648
	$6,976	$11,729
9. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012

Accrued payroll and related costs	$3,211	$3,237
Warranty reserve	548	419
Restructuring charges	808	149
Litigation charges	1,726	—
Accrued taxes	81	117
Other accrued liabilities	639	715
	$7,013	$4,637
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
The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2013 and December 31, 2012, long-lived assets of approximately $26.0 million and $27.7 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the condensed consolidated financial statements.

The Company has two primary product lines: Systems and Sub-systems. Systems revenue is primarily composed of sales of meters and data concentrators to system integrators or utilities. Sub-systems revenue is principally composed of sales of components, software, and sub-system modules to utilities, building energy, or street lighting customers. Summary revenue information by product line for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Systems	$13,263	$28,028	$26,534	$56,720
Sub-systems	11,573	12,794	23,484	24,435
Total	$24,836	$40,822	$50,018	$81,155

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Americas	$4,736	$12,098	$10,805	$24,776
EMEA	17,343	24,474	33,923	49,480
APJ	2,757	4,250	5,290	6,899
Total	$24,836	$40,822	$50,018	$81,155

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.
11. Income Taxes:
The provision for income taxes for the three months ended June 30, 2013 and 2012 were $106,000 and $144,000, respectively. The provision for income taxes for the six months ended June 30, 2013 and 2012 were $143,000 and $91,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
As of June 30, 2013 and December 31, 2012, the Company had gross unrecognized tax benefits of approximately $2.3 million and $3.4 million, respectively, of which $569,000 and $670,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2013 and December 31, 2012, the Company had accrued $119,000 and $140,000, respectively, for interest and penalties. The $21,000 reduction in gross unrecognized tax benefits during the six months ended June 30, 2013 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.

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
For the three months ended June 30, 2013 and 2012, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $4.2 million and $1.5 million, respectively. For the six months ended June 30, 2013 and 2012, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $6.1 million and $1.8 million, respectively.
As of June 30, 2013, and December 31, 2012, $5.4 million and $1.6 million, respectively of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
13. Restructuring
In May 2012, the Company undertook cost cutting measures by initiating a headcount reduction of 42 full-time employees worldwide, to be terminated between May 2012 and December 2013. In connection with this restructuring plan, in 2012, the Company recorded restructuring charges of approximately $1.2 million related to termination benefits for these personnel.
The following table sets forth a summary of restructuring activities related to the Company’s May 2012 restructuring program (in thousands):

	January 1, 2013	Costs Incurred	Cash Payments	June 30, 2013
Termination benefits	$149	$—	$31	$118
On February 12, 2013, the Company undertook further restructuring actions affecting approximately 43 employees to be terminated between February 2013 and September 30, 2013, as part of an overall plan to reshape the Company for the future. In connection with this restructuring, the Company recorded restructuring charges of approximately $2.5 million related to termination benefits for these personnel during the six months ended June 30, 2013. These charges do not include facilities, lease termination or other charges the Company may incur as part of this action, which is currently being contemplated.
The following table sets forth a summary of restructuring activities related to the Company's February 2013 restructuring program (in thousands):

	January 1, 2013	Costs Incurred	Cash Payments	June 30, 2013
Termination benefits	$—	$2,522	$1,832	$690

Accrued restructuring charges as of June 30, 2013 comprise the remaining liability balance from the February 2013 and May 2012 restructurings and are reflected in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2013. The Company expects to pay these accrued termination benefits through 2013.
14. Joint Venture
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture will focus on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s Condensed Consolidated Financial Statements as of June 30, 2013 and for the three and six months then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the noncontrolling interest in subsidiary on the Condensed Consolidated Balance Sheet as of June 30, 2013. Net loss attributable to the noncontrolling interest in Echelon-Holley was $176,000 and $324,000 during three and six months ended June 30, 2013, respectively.
As of June 30, 2013, Echelon and Holley Metering had contributed in cash a total of approximately $4,000,000 in Share Capital, as defined, to Echelon-Holley in proportion to their respective ownership interests.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” “goal,” “continues,” “may” and similar expressions. Forward-looking statements include statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances. In particular, these statements include statements such as: our plan to focus our product development spend in our foundational technology to broaden the applicability of our control networking platform into new markets; our predictions about the smart energy market, increased pricing pressures and worldwide macro-economic conditions; our projections of Systems and Sub-systems revenues; our expectation that we will achieve a return on our investment of resources into our products; estimates of our future gross margins and factors affecting our gross margins; statements regarding reinvesting a portion of our earnings from foreign operations; plans to use our cash reserves to strategically acquire other companies, products, or technologies; our projections of our combined cash, cash equivalent and short term investment balance; the sufficiency of our cash reserves to meet cash requirements; our expectations that our Sub-systems revenues will not fluctuate significantly from foreign currency sales; our forecasts regarding the allocation of our future product development spend; estimates of our interest income and expense; our expectations about finalizing the settlement with Finmek, and the amounts of timing of the related payments; our expectations about the amount and timing of paying out restructuring charges; our belief that we have adequately provided for legal contingencies; and our belief that we have made adequate provisions for tax exposure and legal matters. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Factors That May Affect Future Results of Operations” section. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to review or update publicly any forward-looking statements for any reason.

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

Our total revenues decreased by 39.2% during the second quarter of 2013 as compared to the same period in 2012, driven principally by decreased sales of our Systems products. Gross margins increased by 8.7 percentage points between the two periods, while overall operating expenses decreased by 30.1%. The net effect was a second quarter loss attributable to Echelon Corporation stockholders in 2013 that decreased by $1.1 million as compared to the second quarter of 2012. For the six months ended June 30, 2013, total revenues decreased by 38.4% as compared to the same period in 2012. Gross margins increased by 6.3 percentage points between the two periods, while overall operating expenses decreased by 9.6%. The net effect was a loss attributable to Echelon Corporation stockholders for the first six months in 2013 that increased by $5.6 million as compared to the same period in 2012.

The following tables provide an overview of key financial metrics for the three and six months ended June 30, 2013 and 2012 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Net revenues	$24,836	$40,822	$(15,986)	(39.2)%
Gross margin	48.1%	39.4%	---	8.7 ppt
Operating expenses	$12,376	$17,716	$(5,340)	(30.1)%
Net loss attributable to Echelon Corporation Stockholders	$(827)	$(1,881)	$1,054	(56.0)%
	Six months Ended June 30,
	2013	2012	$ Change	% Change
Net revenues	$50,018	$81,155	$(31,137)	(38.4)%
Gross margin	47.4%	41.1%	---	6.3 ppt
Operating expenses	$33,473	$37,020	$(3,547)	(9.6)%
Net loss attributable to Echelon Corporation Stockholders	$(10,074)	$(4,449)	$(5,625)	126.4%
	Balance as of
	June 30, 2013	December 31, 2012	$ Change	% Change
Cash, cash equivalents, and short-term investments	$59,731	$61,855	$(2,124)	(3.4)%

•
Net revenues: Our total revenues decreased by 39.2% during the second quarter of 2013 as compared to the same period in 2012, driven primarily by a $14.8 million, or 52.7% decrease in sales of our Systems products and services and a $1.2 million, or 9.5% decrease in net revenues from our Sub-systems products. Our total revenues also decreased during the six months ended June 30, 2013 as compared to the same period in 2012 by 38.4%, driven primarily by a $30.2 million, or 53.2% decrease in sales of our Systems products and services and a $1.0 million, or 3.9% decrease in net revenues from our Sub-systems products. The decrease in our Systems revenues was primarily due to an overall decrease in the level of large-scale deployments in the United States and Finland of our NES system products, partially offset by an increase in sales of data concentrators made to Enel. With respect to our Sub-systems product line, the decrease in revenues was due to decreases in sales made in the Americas and APJ regions, partially offset by an increase in sales of metering kits made to Enel. These markets have yet to recover to their pre-recession levels. During 2013, we plan to reinvest in our foundational technology to broaden the applicability of our control networking platform (part of our Sub-system business) into new markets.

•
Gross margin: Our gross margins increased by 8.7 percentage points for the three months ended June 30, 2013 and by 6.3 percentage points during the six month period ended June 30, 2013, as compared to the same periods in 2012. The increase was primarily due to more of our 2013 sales being attributable to the higher margin Sub-system sales, including those made to Enel, combined with improved margins earned on sales of our Systems products. In addition, the impact of reduced inventory levels which resulted in lower obsolescence reserves, reduced overhead costs due to restructuring actions, and general cost reduction efforts over the past year also contributed to the improvement.

•
Operating expenses: Our operating expenses decreased by 30.1% during the three month period ended June 30, 2013, as compared to the same period in 2012. The decrease was primarily driven by reduced business activity in 2013 in general, combined with the impact of the May 2012 and February 2013 organizational restructurings, which reduced our overall compensation related expenses. Also contributing to the reduction was the one-time charge we booked in the second quarter of 2012 related to our restructuring efforts. Our operating expenses decreased by 9.6% during the six month period ended June 30, 2013 as compared to the same period in 2012, for the same reasons as above. This decrease was partially offset by a non recurring litigation charge for the potential settlement of the Finmek case booked in the first quarter of 2013, as well as higher overall restructuring charges booked during the first six months of 2013 as compared to the same period in 2012.

•
Net loss attributable to Echelon Corporation Stockholders: We generated a net loss of $827,000 during the second quarter of 2013 compared to $1.9 million during the same period in 2012. This decrease in net loss was directly attributable to overall reduced business activity reflected in the 30.1% decrease in operating expenses combined with the significantly improved margins as discussed above, partly offset by a $16.0 million quarter-over-quarter decrease in net revenues. Excluding the impact of non-cash stock-compensation charges and restructuring charges, our net profit decreased by approximately $1.2 million in the second quarter of 2013 as compared to the same period in 2012. Our net loss increased by $5.6 million during the six months ended June 30, 2013 as compared to the same period in 2012. This increase was attributable to the fact that the routine operating expenses reduced by 23%, while we noted a $31.1 million or 38.4% reduction in revenues. This, combined with the non routine litigation charges booked and higher severance costs in 2013 led to a higher net loss. These impacts were partially offset by improved margins as discussed above. Excluding the impact of non-cash stock-compensation charges, restructuring charges and litigation charges incurred in the first half of 2013, our net loss increased by approximately $3.4 million in the first six months of 2013 as compared to the same period in 2012.

•
Cash, cash equivalents, and short-term investments: During the first six months of 2013, our cash, cash equivalents, and short-term investment balance decreased by 3.4%, from $61.9 million at December 31, 2012 to $59.7 million at June 30, 2013. This decrease was primarily the result of cash used for principal payments on our lease financing obligations and capital expenditures during the first half of 2013.

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

During the three and six months ended June 30, 2013, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS
The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product	97.5%	97.6%	96.9%	97.8%
Service	2.5	2.4	3.1	2.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	50.6	59.4	51.3	57.5
Cost of service	1.3	1.2	1.3	1.4
Total cost of revenues	51.9	60.6	52.6	58.9
Gross profit	48.1	39.4	47.4	41.1
Operating expenses:
Product development	20.6	18.1	23.7	20.0
Sales and marketing	16.2	13.6	17.0	14.4
General and administrative	13.0	8.8	14.2	9.8
Litigation charges	—	—	6.9%	—%
Restructuring charges	—	2.9	5.0	1.4
Total operating expenses	49.8	43.4	66.9	45.6
Loss from operations	(1.7)	(4.0)	(19.5)	(4.5)
Interest and other income (expense), net	(0.7)	0.7	0.3	—
Interest expense on lease financing obligations	(1.2)	(0.8)	(1.3)	(0.9)
Loss before provision for income taxes	(3.6)	(4.3)	(20.5)	(5.4)
Income tax expense	0.4	0.4	0.3	0.1
Net loss	(4.0)%	(4.6)%	(20.8)%	(5.5)%
Net loss attributable to non controlling interest	0.7%	—%	0.7%	—%
Net loss attributable to Echelon Corporation stockholders	(3.3)%	(4.6)%	(20.1)%	(5.5)%

Revenues
Total revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Total revenues	$24,836	$40,822	$(15,986)	(39.2)%
	Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Total revenues	$50,018	$81,155	$(31,137)	(38.4)%

The $16.0 million decrease in total revenues for the quarter ended June 30, 2013 as compared to the same period in 2012 was primarily due to a $14.8 million, or 52.7%, decrease in sales of our Systems products and services and a $1.2 million, or

9.5%, decrease in net revenues from our Sub-systems products, including sales to Enel. The $31.1 million decrease in total revenues for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily the result of a $30.2 million decrease in Systems revenues and a $1.0 million decrease in Sub-systems revenues.

As we look forward to the remainder of 2013, the smart energy market remains relatively stagnant, with no particular large growth drivers being noted. Macro-economic conditions remain tentative in Europe, and competition for the existing business is heightened. New tender activity for smart–metering deployments, while marginally improved from 2012, continues to be slow, especially in Europe, and pricing pressures are increasing.  In this challenging environment, we expect our revenues in the third quarter of 2013 to be lower than the first two quarters of 2013 revenues.

Systems revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Systems revenues	$13,263	$28,028	$(14,765)	(52.7)%

	Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Systems revenues	$26,534	$56,720	$(30,186)	(53.2)%

During the three and six months ended June 30, 2013 and 2012, our Systems revenues were derived primarily from a relatively small number of customers who have undertaken large-scale deployments of our NES System products, as well as sales of data concetrators to Enel. These deployments generally come to fruition after an extended and complex sales process, and each is relatively substantial in terms of its revenue potential. They vary significantly from one another in terms of, among other things, the overall size of the deployment, the duration of time over which the products will be sold, the mix of products being sold, the timing of delivery of those products, and the ability to modify the timing or size of those projects. This relative uniqueness among each deployment results in significant variability and unpredictability in our Systems revenues.
Excluding sales of products and services to Enel, which are discussed more fully below, Systems revenues decreased during the quarter and six months ended June 30, 2013 as compared to the same periods in 2012, by $17.1 million and $32.6 million, or 61.2% and 57.4%, respectively. This was primarily due to an overall decrease in the level of large-scale deployments in Finland, Germany and the United States of our NES system products, partly offset by an increase in sales to our customers in Austria.
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

Sub-systems revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Sub-systems revenues	$11,573	$12,794	$(1,221)	(9.5)%

	Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Sub-systems revenues	$23,484	$24,435	$(951)	(3.9)%
Our Sub-systems revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are products and services sold to Enel.
Excluding sales of products and services to Enel, which are discussed more fully below, our Sub-systems revenues decreased by $1.5 million, or 13.3% during the three months ended June 30, 2013, as compared to the same period in 2012. For the three month period, this decrease was primarily due to a decrease in revenues in Americas and APJ, partially offset by increase in revenues in EMEA. Within the Sub-systems family of products, the decrease was driven primarily from decreased sales of our control and connectivity and SmartServer products. Excluding sales of products and services to Enel, which are discussed more fully below, our Sub-systems revenues decreased by $2.9 million, or 12.8% during the six months ended June 30, 2013, as compared to the same period in 2012. For the six month period, this decrease was primarily due to a decrease in revenues in Americas and APJ regions. These decreases were attributable, we believe, to the depressed Sub-systems market in Americas during 2013 and ongoing market share loss. Within the Sub-systems family of products, the year-over-year decrease was also driven primarily from decreased sales of our control and connectivity and SmartServer products.

Our future Sub-systems revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our Sub-systems revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 7.0% for the six months ended June 30, 2013 and 8.8% for the same period in 2012. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during 2013, the amount of our Sub-systems revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.
Enel project revenues (included in Systems and Sub-systems)

	Three Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Enel System revenues	$2,376	$—	$2,376	100.0%
Enel Sub-system revenues	$1,811	$1,532	$279	18.2%
Total Enel revenues	$4,187	$1,532	$2,655	173.3%

	Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Enel System revenues	$2,376	$—	$2,376	100.0%
Enel Sub-system revenues	$3,701	$1,759	$1,942	110.4%
Total Enel revenues	$6,077	$1,759	$4,318	245.5%
In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. Enel Project revenues recognized during the three and six months ended June 30, 2013 and 2012, related primarily to shipments under the development and supply agreement. Further, in the second quarter of 2013, we shipped data concentrators, which contributed to increase in System revenues in the three and six month periods ended June 30, 2013, when compared to the same periods in 2012. The software enhancement agreement expired in December 2012 and the development and supply agreement expires in December 2015, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Gross Profit	$11,955	$16,069	$(4,114)	(25.6)%
Gross Margin	48.1%	39.4%	N/A	8.7

	Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Gross Profit	$23,731	$33,367	$(9,636)	(28.9)%
Gross Margin	47.4%	41.1%	N/A	6.3

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
Gross margins increased by 8.7 percentage points for the quarter ended June 30, 2013 and by 6.3 percentage points during the six month period ended June 30, 2013, as compared to the same periods in 2012. This was primarily due to fact that in 2013 for both comparative periods, the higher margin Sub-system revenues comprise approximately 50% of total revenues, as against 2012 wherein they comprised approximately 30% of total revenues. Therefore, despite increases in certain supplier costs for our

Sub-system products, especially our control and connectivity suite of products, margins improved significantly. Further, the change in mix of Systems product revenues (as described above), with pricing for products sold in Austria reflecting better margins, also helped improve margins. Further, margins improved due to reduced warranty expenses, reduced obsolescence reserve charges, decreases in standard cost revaluation charges, and reduction in overall operations expenses (especially compensation) due to restructuring actions that took place in 2012 and 2013.
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

Operating Expenses
Product Development

	Three Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Product Development	$5,122	$7,393	$(2,271)	(30.7)%

	Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Product Development	$11,866	$16,194	$(4,328)	(26.7)%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses decreased by $2.3 million during the second quarter ended June 30, 2013 as compared to the same period in 2012. These decreases, which reflect the reduced business activity year over year, were primarily due to reduced compensation costs, which were down primarily due to lower headcount in our product development organization in 2012 and 2013, and the consequential impact on the allocated costs to the product development organization.
Our product development expenses decreased by $4.3 million during the six months ended June 30, 2013 as compared to the same period in 2012. These decreases, which reflect the reduced business activity year over year, were primarily due to reduced compensation costs, which were down primarily due to lower headcount in our product development organization in 2012 and 2013, the consequential impact on the allocated costs to the product development organization, as well as the reduced project costs incurred. These reductions were partially offset by increased outside services and contractor costs.
During the remainder of 2013, we plan to continue to focus our product development spend in our foundational technology to broaden the applicability of our control networking platform into new markets.

Sales and Marketing

	Three Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Sales and Marketing	$4,020	$5,548	$(1,528)	(27.5)%

	Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Sales and Marketing	$8,513	$11,705	$(3,192)	(27.3)%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
The decrease in sales and marketing expenses during the second quarter ended June 30, 2013 as compared to the same period in 2012, which reflect the reduced business activity year over year, was driven primarily by lower compensation costs due to the 2013 restructuring and lower marketing communications costs. The decrease in sales and marketing expenses during the six months ended June 30, 2013 as compared to the same period in 2012, which reflect the reduced business activity year over year, was driven primarily by lower compensation costs due to the 2012 and 2013 restructurings, lower marketing communications costs and lower travel and entertainment expenses.
General and Administrative

	Three Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

General and Administrative	$3,234	$3,599	$(365)	(10.1)%

	Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

General and Administrative	$7,120	$7,945	$(825)	(10.4)%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses decreased for the second quarter ended June 30, 2013 as compared to the same period in 2012, reflecting the reduced business activity year over year, primarily due to lower compensation costs due to the 2013 restructuring and reduced patent activity related costs, offset by the department bearing a greater burden of the shared costs following the restructuring activities as well as slight increase in outside service costs. The decrease in general and administrative expenses during the six months ended June 30, 2013 as compared to the same period in 2012, which reflect the reduced business activity year over year, was driven primarily by lower compensation costs due to the 2012 and 2013 restructurings and lower travel and entertainment expenses, partly offset by the department bearing a greater burden of the shared costs following the restructuring activities as well as increase in outside service costs.

Litigation Charges

Three Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Litigation Charges	$—	$—	$—	—%

	Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Litigation Charges	$3,452	$—	$3,452	100.0%
To avoid any possibility of an adverse ruling against us in relation to the Finmek litigation, as well as to limit administrative inconvenience and curtail litigation costs, we reached an agreement with respect to a tentative financial settlement of $3.5 million and recognized a charge for this amount in the first quarter of 2013. This settlement is expected to be formalized and become effective in the third quarter of 2013 and is expected to be paid in two substantially equal installments, one in the third quarter of 2013 and the other in the latter part of 2014. We do not intend to admit that the Italian claw back law applied as part of this settlement.
Restructuring Charges

	Three Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Restructuring Charges	$—	$1,176	$(1,176)	100.0%

	Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Restructuring Charges	$2,522	$1,176	$1,346	114.5%
On February 12, 2013, the Company undertook restructuring actions affecting 43 employees to be terminated between February 2013 and September 30, 2013, as part of an overall plan to reshape the Company for the future. In connection with this restructuring, the Company recorded restructuring charges of $2.5 million related to termination benefits for these personnel during the six months ended June 30, 2013. No further charges were booked related to this restructuring in the second quarter of 2013. The charges in 2012 represent the impact of the May 2012 restructuring.
With the exception of $808,000, which represents amount payable for both May 2012 and February 2013 restructuring actions that is reflected in accrued liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2013, restructuring charges totaling $1.8 million related were paid out during the second quarter of 2013. We expect to pay the remaining $808,000 of accrued termination benefits through 2013.

Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Interest and Other Income (Expense), Net	$(164)	$254	$(418)	(164.6)%

	Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Interest and Other Income (Expense), Net	$120	$(10)	$130	(1,300.0)%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other income, net decreased by $418,000 during the quarter ended June 30, 2013 as compared to the same period in 2012. This decrease was primarily attributable to the fact that, during the second quarter of 2013, we recognized approximately $197,000 of foreign currency translation losses, whereas in the second quarter of 2012, we recognized foreign currency translation gains of approximately $251,000. Interest and other expense, net increased by $130,000 during the six months ended June 30, 2013 as compared to the same period in 2012. This increase was primarily attributable to the fact that, during the first six months of 2013, we recognized approximately $66,000 of foreign currency translation losses, whereas for the same period in 2012, we recognized foreign currency translation losses of approximately $16,000.These fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our condensed consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, as it did in the first half of 2013, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, the resulting translation gains favorably impact other income.
We do not currently anticipate interest income on our investment portfolio will improve during 2013 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Interest Expense on Lease Financing Obligations	$312	$344	$(32)	(9.3)%

	Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Interest Expense on Lease Financing Obligations	$633	$695	$(62)	(8.9)%
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
Interest expense on lease financing obligations decreased by $32,000 and $62,000 during the three and six month period ended June 30, 2013 as compared to the same period in 2012, respectively, which was a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of the payments we make in the future will be allocated to principal repayment and less will be allocated to interest expense.
Income Tax Expense

	Three Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Income Tax Expense	$106	$144	$(38)	(26.4)%

	Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Income Tax Expense	$143	$91	$52	57.1%

The income tax expense for the quarters ended June 30, 2013 and 2012 was $106,000 and $144,000, respectively. The income tax expense for the six month periods ended June 30, 2013 and 2012 was $143,000 and $91,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our condensed consolidated statements of income, was approximately $97,000 during the quarter ended June 30, 2013, and $128,000 for the same period in 2012, and $224,000 for the six months ended June 30, 2013, and $281,000 for the same period in 2012.
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of June 30, 2013, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
Legal Actions. In April 2009, the Company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against Echelon, seeking the return of approximately $16.7 million in payments received by Echelon in the ordinary course of business for components we sold to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meter manufacturers, and from time to time through January 2004, we sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project.  We believed that the Italian claw back law was not applicable to our transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver were without merit. However, it was recently brought to our attention that a substantial percentage of claw back cases reviewed by the local courts, which are located in the jurisdiction in which the Finmek Companies were headquartered, were being decided in favor of the Finmek Companies.  To avoid any possibility of an adverse ruling against us, as well as to limit administrative inconvenience and curtail litigation costs, in April 2013, with the consent of our Board of Directors, we decided to settle this matter. We reached an agreement with respect to a tentative financial settlement of $3.5 million and recognized a charge for this amount in the first quarter of 2013. This settlement is expected to be formalized and become effective in the third quarter of 2013 and is expected to be paid in two substantially equal installments, one in the third quarter of 2013 and the other in the latter part of 2014. We do not intend to admit that the Italian claw back law applied to its circumstances as part of this settlement.

From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of June 30, 2013, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through June 30, 2013, we raised $295.0 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

The following table presents selected financial information as of June 30, 2013, and for each of the last three fiscal years (dollars in thousands):

	June 30, 2013	December 31,
		2012	2011	2010
Cash, cash equivalents, and short-term investments	$59,731	$61,855	$58,656	$64,632
Trade accounts receivable, net	15,179	15,725	35,215	25,102
Working capital	64,788	72,661	74,922	77,259
Stockholders’ equity	74,063	83,795	89,108	93,989

As of June 30, 2013, we had $59.7 million in cash, cash equivalents, and short-term investments, a decrease of $2.1 million as compared to December 31, 2012. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $54,000 for the six months ended June 30, 2013, a decrease in cash inflows of approximately $4.1 million as compared to the same period in 2012. During the six months ended June 30, 2013, net cash used in operating activities was primarily the result of our net loss of $10.4 million, partially offset by our stock-based compensation expenses of $1.2 million, depreciation and amortization expense of $2.1 million and changes in operating assets and liabilities of $7.0 million. The primary components of the $7.0 million net change in our operating assets and liabilities were a $4.8 million decrease in inventories, a $3.9 million increase in accrued liabilities, a $978,000 increase in deferred revenues and a $504,000 decrease in accounts receivable, partially offset by a $2.4 million decrease in accounts payable, a $498,000 increase in deferred cost of goods sold and an increase of $304,000 in other current assets. Inventories decreased primarily in accordance with the Company's plan to manage its inventory positions better. Accrued liabilities increased primarily due to the accruals for the February 2013 restructuring charges and the tentative settlement of the Finmek litigation. Accounts receivable decreased primarily as a result of the timing of collections and revenues in the first six months of 2013 as compared to the same period in 2012, and lower overall revenues between the two periods. Deferred revenues increased due primarily to increased deferred revenues from sales to distributors of our Sub-systems products. Accounts payable decreased due to an overall reduction in the level of purchasing activity and timing of expenditures during the first six months of 2013. Deferred cost of goods sold increased in conjunction with the increase in Sub-system deferred revenues mentioned above. Other current assets increased primarily due to accrual for unbilled receivables for sales made to Systems customers in Americas.

Net cash provided by operating activities was $4,076,000 for the six months ended June 30, 2012. During the six months ended June 30, 2012, net cash provided by operating activities was primarily the result of stock-based compensation expenses of $3.8 million and depreciation and amortization expense of $2.7 million and changes in operating assets and liabilities of $ 2.1 million, partially offset by our net loss of $4.4 million. The primary components of the $2.1 million net change in our operating assets and liabilities were a $10.5 million decrease in accounts receivable, a $5.3 million decrease in deferred cost of goods sold, a $1.1 million decrease in inventories offset by a $6.9 million reduction in accounts payable, a $6.0 million decrease in deferred revenues and a $2.9 million reduction in accrued liabilities. Inventories decreased primarily due to the increased shipment of goods in the first and second quarters of 2012. Deferred revenues decreased due primarily to our ability to objectively demonstrate that the contractual acceptance criteria for much of the Systems products we shipped during the first quarter was satisfied at the time of delivery. Accrued liabilities decreased primarily due to the payment of bonuses and commissions during the first quarter of 2012 that were accrued as of December 31, 2011 in accordance with our 2011 compensation arrangements. Accounts payable decreased due to an overall reduction in the level of purchasing activity and timing of expenditures during the first half of 2012. Accounts receivable decreased primarily as a result of the timing of collections and revenues in the first half of 2012 as compared to the same period in 2011. Also contributing to the reduction in accounts receivable was a general improvement in the days sales outstanding for our Systems related receivables. Deferred cost of goods sold decreased in conjunction with a decrease in deferred revenues.

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used in investing activities was $526,000 for the six months ended June 30, 2013, a decrease in cash outflows of $2.0 million from the same period in 2012. During the six months ended June 30, 2013, net cash used in investing activities was primarily the result of the purchases of available-for-sale short-term investments of $26.0 million and capital expenditures of $542,000, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $26.0 million. Net cash used in investing activities was $2.5 million for the six months ended June 30, 2012. During the six months ended June 30, 2012, net cash used in investing activities was primarily the result of the purchases of available-for-sale short-term investments of $49.0 million and capital expenditures of $503,000, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $47.0 million.
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $1.3 million for the six months ended June 30, 2013, a decrease in cash outflows of $369,000 as compared to the same period in 2012. During the six months ended June 30, 2013, net cash used in financing activities was primarily the result of $1.0 million in principal payments on our building lease financing obligations and $263,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares. Net cash used in financing activities was $1.6 million for the six months ended June 30, 2012. During the six months ended June 30, 2012, net cash used in financing activities was primarily the result of $970,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options and $960,000 in principal payments on our building lease financing obligations, partly offset by cash provided by the capital infusion of $285,000 by Holley in our joint venture in China.
As noted above, our cash and investments totaled $59.7 million as of June 30, 2013. Of this amount, approximately 5% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.
We maintain a $5.0 million line of credit with our primary bank, which expired on July 1, 2013. The letter of credit contains certain financial covenants requiring us to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of June 30, 2013, we were in compliance with these covenants. Subsequent to the quarter end, the Company has renewed the line of credit through July 1, 2014. As of June 30, 2013, our primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

The Company reached an agreement with respect to a tentative financial settlement of $3.5 million related to Finmek litigation. This settlement is expected to be formalized and become effective in the third quarter of 2013 and is expected to be paid in two substantially equal installments, one in the third quarter of 2013 and the other in the latter part of 2014.
In the future, our cash reserves may be used to strategically acquire or invest in other companies, products, or technologies that are complementary to our business. In addition, our combined cash, cash equivalents, and short-term investments balances could be negatively affected by various risks and uncertainties, including, but not limited to, the risks detailed in this Quarterly Report in the section titled “Factors That May Affect Future Results of Operations.” For example, any continued weakening of economic conditions or changes in our planned cash outlay could negatively affect our existing cash reserves.
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
For the three months ended June 30, 2013 and 2012, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $4.2 million and $1.5 million, respectively. For the six months ended June 30, 2013 and 2012, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $6.1 million and $1.8 million, respectively.
As of June 30, 2013, and December 31, 2012, $5.4 million and $1.6 million, respectively of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
RECENTLY ISSUED ACCOUNTING STANDARDS
There have been no new recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013, that are of significance, or potential significance, to our company.

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
As a consequence of these long sales cycles, unpredictable delay factors and revenue recognition policies, our ability to accurately predict the amount of Systems revenues that we may expect to recognize in any given fiscal quarter is likely to be limited. As Systems revenues account for a substantial percentage of our overall revenues, we are likely to have increasing difficulty in projecting our overall financial results. Our inability to accurately forecast future revenues is likely to cause our stock price to be volatile.
Sales of our products may fail to meet our financial targets, which would harm our results of operations.
If we are unable to receive orders for, ship, and recognize revenue for our products in a timely manner and in line with our targets (and often in the same year), our financial results will be harmed. We have invested and intend to continue to invest significant resources in the development and sales of our products, particularly our Systems products, such as our Smart Grid portfolio of products. Our long-term financial goals include expectations for a return on these investments, particularly for our Systems products, but we may or may not ever realize any return whatsoever on these investment of resources. To date the revenues generated from sales of these Systems products have not consistently yielded gross margins in line with our long term goals for this product line on a sustained basis. Our Systems products also continue to experience downward pricing pressures due to intense competition. In addition, as we sell more Sub-systems products for the Smart Grid in our target markets, we may also experience downward pricing pressures that would reduce our gross margins for those products. In recent times, we have noted that our market share in the Sub-systems business has reduced due to increased competition, reduced levels of investment in our LONWORKS product line, and pricing pressures faced around the world.
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
Risks inherent in our international business activities include, but are not limited to, the following:

•	timing of and costs associated with localizing products for foreign countries and lack of acceptance of non-local products in foreign countries;

•
that the nature and composition of our products may subject us to any number of additional legal requirements, which might include, but are not limited to, data privacy regulations, import/export regulations and other similar requirements;

•	inherent challenges in managing international operations;

•
the burdens of complying with a wide variety of foreign laws and any related implementation costs; the applicability of foreign laws that could affect our business or revenues, such as laws that purport to require that we return payments that we received from insolvent customers in certain circumstances; and unexpected changes in regulatory requirements, tariffs, and other trade barriers;

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

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. The ongoing economic slowdown, particularly in Europe, where we have sold many NES Smart Grid products, and the uncertainty over its breadth, depth and duration continue to have a negative effect on our business. In addition, political uncertainty in the countries where we seek to do business may impact the timing, as well as our ultimate ability, of obtaining new customers and implementing new systems.

In addition, there could be a number of follow-on effects from the credit crisis on our business, such as the insolvency of certain of our key customers, which could impair our distribution channels or result in the inability of our customers to obtain credit to finance purchases of our products.

This uncertainty about future economic and political conditions continues to make it difficult for us to forecast operating results and to make decisions about future investments. We continue to see the effects of the tentative economy on both our Systems and Sub-systems revenues, particularly in locations where government support for energy-related projects has ended or will end in the near future. More particularly, the smart grid markets continue to be sluggish in many parts of the world that we have targeted.

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

For System products we are sometimes required to modify products to meet local rules and regulations. We may not be able to increase the price of such products to reflect the costs of such modifications, given competitive markets. In addition, given the long term nature of development activities, we may be required to undertake such modifications prior to receiving firm commitments or orders from our customers. In either of these or other similar scenarios, we may not be able to recover our costs attributable to required product modifications.

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
We also maintain manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products. The Neuron Chip is an important component that we and our customers use in control network devices. In addition to those sold by Echelon, the Neuron Chip is currently manufactured and distributed only by Cypress Semiconductor. As a result, we or our customers may experience longer lead times and higher pricing for these parts, which could result in reduced orders for our products from these same customers. In addition, Cypress Semiconductor could decide to reduce or cease production of the Neuron chip in the future, at any time, with or without advance notice to us.
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

In 2012 we formed a joint venture in Hangzhou, China with Holley Metering, a Chinese company with which we have been developing smart energy products for the Chinese market, as well as certain products for the rest of the world. Operations at the joint venture could expose us to risks inherent in such activities, such as protection of our intellectual property, economic and political stability, labor matters, language and cultural differences, including cultural differences that could be construed as violations of U.S. or other anti-bribery laws; and the need to manage product development, operations and sales activities that are located a long distance from our headquarters. The management of new product development activities, the sharing or transfer of technological capabilities to the joint venture and/ or the establishment of new manufacturing facilities associated with new products in particular, will expose us to risks. For example, it is possible that the product offerings from the joint venture will not be completed on time, will not receive necessary governmental approvals, will not perform as planned, will not meet sales targets or otherwise will not meet market demands. In addition, from time to time in the future, our joint venture partner may have economic or business interests or goals that are different from ours. Although our company currently has a 51% interest in the joint venture, the venture’s governing documents call for our partner’s approval on certain key matters, so we cannot provide assurance that the joint venture will be able to satisfy our corporate objectives. In addition, the joint venture documents will require us to make equity contributions from time to time up to specified amounts. If the joint venture business does not progress according to our plans and anticipated timing, our investment in the joint venture may not be successful.
If we are unable to obtain additional funds when needed, our business could suffer.

We currently expect that our combined cash, cash equivalent, and short-term investment balances will decline during the remainder of 2013.
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
While we generate revenue from numerous customers worldwide, our sales are currently concentrated within a relatively small group of customers and we expect this trend to continue. During the year ended December 31, 2012, a large percentage of our revenue, approximately 60%, came from sales to our top four customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often result in the allocation of risk to us as the supplier. In addition, if upon its expiration, or upon completion of the related project installation, a large customer contract is not replaced with new business of similar magnitude, our revenue and gross margin would be adversely affected. Our ability to maintain strong, long-term relationships with our key customers is essential to our future performance.

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
We manufacture and sell products incorporating electronic components that may contain materials that are subject to government regulation in the locations in which our products are manufactured and assembled, as well as the locations where we sell our products. Since we operate on a global basis, maintaining compliance with regulations concerning the materials used in our products is a complex process that requires continual monitoring of regulations and ongoing compliance procedures. For example, in 2012 the European Union issued recast regulations regarding the “Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment: (RoHS)”. The adoption of any unanticipated new regulations that significantly impact the various components we use or require that we use more expensive components would have a material adverse impact on our business, financial condition and results of operations.
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
We only recognize revenue when we believe collectability is reasonably assured. However, only a relatively small percentage of our outstanding accounts receivables are covered by collateral, credit insurance, or acceptable third-party guarantees. In addition, our standard terms and conditions require payment within a specified number of days following shipment of product, or in some cases, after the customer’s acceptance of our products. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. Additionally, when one of our resellers makes a sale to a utility, we face further credit risk, and we may defer revenue, due to the fact that the reseller may not be able to pay us until it receives payment from the utility. This risk could become more magnified during a particular fiscal period if the resellers facing credit issues represent a significant portion of our accounts receivable during that period. As economic conditions change and worsen, certain of our direct or indirect customers may face liquidity concerns and may be unable to satisfy their payment obligations to us or our resellers on a timely basis or at all, which would have a material adverse effect on our financial condition and results of operations. Our revenues are highly concentrated with 67% of our revenues during second quarter of 2013 being attributable to six customers and 67% of our June 30, 2013 accounts receivable balance being attributable to these same customers. This concentration risk further increases our credit exposure.
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
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at June 30, 2013 and December 31, 2012, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at June 30, 2013, and December 31, 2012, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1- April 30	6,056	$2.22	—	—
May 1- May 31	59,620	$2.45	—	—
June 1- June 30	46,099	$2.37	—	—
Total	111,775	$2.40	—	—

(1)
Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation. These purchases do not reduce the number of shares that may yet be purchased under our publicly announced repurchase program.

ITEM 5.	OTHER INFORMATION

On August 7, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the Company entering into individual severance agreements with individuals reporting to Chief Executive Officer who have operational responsibility over a critical function, pursuant to the attached form (each an “Agreement”).  Pursuant to such authorization, the Company has entered into Agreements with Michael T. Anderson - Senior Vice-President and General Manager, Grid Modernization Markets, Varun Nagaraj- Senior Vice-President and General Manager, Commercial and Internet of Things Markets,  Russell R. Harris - Senior Vice President, Operations, Becky Baybrook, Vice-President, Human Resources and William R. Slakey, Executive Vice-President and Chief Financial Officer.  The Company has also entered into an Agreement with Alicia Jayne Moore - Senior Vice-President, General Counsel and Secretary    Each individual entering into an Agreement with the Company is referred to herein as an “Executive.” The following summary is qualified in its entirety by reference to the full text of the Agreement.  A copy of the form of Agreement is attached to this report as Exhibit 10.21.

Term. Each Agreement has a term of four (4) years (the “Term”).  The Term automatically will extend for successive two (2) year periods following the initial four (4) year Term, unless either the Executive or the Company notifies the other in writing or by e-mail that the Term shall not be extended at least twelve (12) months prior to the applicable expiration date of the Term.  If the Executive becomes entitled to severance benefits pursuant to the Agreement, the Agreement will not terminate until all obligations of the Company under the Agreement have been satisfied. The expiration of the Term will not in and of itself entitle the Executive to receive any severance, and if the Executive's employment with the Company terminates for any reason following the completion of the Term, the Executive will not be entitled to receive any severance pursuant to the terms of the Agreement.

Severance Benefits. If the Executive's employment with the Company terminates during the Term pursuant to an Involuntary Termination (as such term is defined in the Agreement) and such termination occurs outside of the Change in Control Period (as such term is defined below), the Executive will be entitled to receive as severance from the Company (i) continuing payments of the Executive's annual base salary as in effect immediately prior to the date of the Executive's termination for nine (9) months from the date of such termination, and (ii) continuing monthly payments of an amount equal to twice the monthly COBRA premium that Executive would be required to pay to continue Executive's group health, dental and vision coverage for Executive and Executive's spouse and covered dependents in effect on the date of Executive's termination for nine (9) months from the date of such termination.

Change in Control Severance Benefits. If the Executive's employment with the Company terminates during the Term pursuant to a CIC Involuntary Termination (as such term is defined in the Agreement) during the period beginning on the date of a Change in Control Merger (as such term is defined in the Agreement) and ending on the twelve (12) month anniversary of the date of such Change in Control Merger (such period, the “Change in Control Period”), the Executive will be entitled to receive as severance from the Company (i) a lump sum payment equal to the sum of twelve (12) months of the Executive's annual base salary in effect immediately prior to the date of the Executive's termination, and (ii) a lump sum payment equal to the product of (A) twelve (12) and (B) twice the monthly COBRA premium that Executive would be required to pay to continue Executive's group health, dental and vision coverage for Executive and Executive's spouse and covered dependents in effect on the date of Executive's termination.

Conditions to Receipt of Severance. The receipt of severance payments under the Agreement is contingent upon: (i) the Executive signing and not revoking a release of claims in favor of the Company, and (ii) the Executive's continued compliance with the terms of the Executive's proprietary information agreement entered into with the Company.

Excise Tax. In the event that the severance payments and other benefits payable to an Executive constitute “parachute payments” under Section 280G of the U.S. tax code and would be subject to the applicable excise tax, then the Executive's severance benefits will be either (i) delivered in full or (ii) delivered to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by the Executive on an after-tax basis of the greatest amount of benefits.  No excise tax gross-ups are provided for in the Agreements

ITEM 6.    EXHIBITS

Exhibit No.	Description of Document

10.2+	1997 Stock Plan (as amended and restated April 3, 2013)
10.21+	Form of Executive Change in Control and Severance Agreement (2013)
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

ECHELON CORPORATION
Date:	August 8, 2013	By:	/s/ William R. Slakey
William R. Slakey Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.2+	1997 Stock Plan (as amended and restated April 3, 2013)
10.21+	Form of Executive Change in Control and Severance Agreement (2013)
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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