Form 10-Q
period 2013-09-30
ECHELON CORP
filed 2013-11-08
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________
FORM 10‑Q
______________
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes ☐ No ☒
As of October 31, 2013, 43,338,636 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10‑Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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
ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,670	$18,876
Short-term investments	42,988	42,979
Accounts receivable, net [1]	15,185	15,725
Inventories	8,042	11,729
Deferred cost of goods sold	1,730	846
Other current assets	2,101	2,662
Total current assets	83,716	92,817

Property and equipment, net	19,415	21,777
Goodwill	8,343	8,276
Other long‑term assets	782	713
Total assets	$112,256	$123,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,153	$8,551
Accrued liabilities	6,574	4,637
Current portion of lease financing obligations	2,202	2,056
Deferred revenues	6,286	4,912
Total current liabilities	21,215	20,156
LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	16,509	18,185
Other long-term liabilities	2,890	1,447
Total long-term liabilities	19,399	19,632

STOCKHOLDERS’ EQUITY:
Common stock	465	463
Additional paid-in capital	354,341	352,589
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	780	509
Accumulated deficit	(256,820)	(243,233)
Total Echelon Corporation stockholders’ equity	70,636	82,198
Noncontrolling interest in subsidiary	1,006	1,597
Total stockholders’ equity	71,642	83,795
Total liabilities and stockholders’ equity	$112,256	$123,583
1 Includes related party receivable of $5.3 million and $1.6 million as of September 30, 2013 and December 31, 2012, respectively.
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Product	$17,175	$28,056	$65,633	$107,387
Service	839	1,008	2,399	2,832
Total revenues (2)	18,014	29,064	68,032	110,219
Cost of revenues:
Cost of product (1)	7,348	16,672	32,984	63,352
Cost of service (1)	211	493	862	1,601
Total cost of revenues	7,559	17,165	33,846	64,953
Gross profit	10,455	11,899	34,186	45,266
Operating expenses:
Product development (1)	5,294	7,256	17,160	23,450
Sales and marketing (1)	3,991	4,807	12,504	16,512
General and administrative (1)	3,925	3,679	11,045	11,624
Litigation charges	—	—	3,452	—
Restructuring charges	—	—	2,522	1,176
Total operating expenses	13,210	15,742	46,683	52,762
Loss from operations	(2,755)	(3,843)	(12,497)	(7,496)
Interest and other income (expense), net	(606)	(184)	(486)	(194)
Interest expense on lease financing obligations	(305)	(336)	(938)	(1,031)
Loss before provision for income taxes	(3,666)	(4,363)	(13,921)	(8,721)
Income tax expense	113	57	256	148
Net loss	$(3,779)	$(4,420)	$(14,177)	$(8,869)
Net loss attributable to non controlling interest	266	156	590	156
Net loss attributable to Echelon Corporation stockholders	(3,513)	(4,264)	(13,587)	(8,713)
Net loss per share:
Basic	$(0.08)	$(0.10)	$(0.32)	$(0.20)
Diluted	$(0.08)	$(0.10)	$(0.32)	$(0.20)
Shares used in computing net loss per share:
Basic	43,184	42,806	43,039	42,564
Diluted	43,184	42,806	43,039	42,564

(1)	See Note 4 for summary of amounts included representing stock-based compensation expense.

(2)
Includes related party amounts of $2,523 and $1,768 for the three months ended September 30, 2013 and 2012, respectively, and $8,600 and $3,527 for the nine months ended September 30, 2013 and 2012, respectively. See Note 12 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss	$(3,779)	$(4,420)	$(14,177)	$(8,869)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	539	264	262	(19)
Unrealized holding gain on available-for-sale securities	9	2	9	2
Total other comprehensive income (loss)	548	266	271	(17)
Comprehensive loss	$(3,231)	$(4,154)	$(13,906)	$(8,886)
Less: comprehensive loss attributable to non controlling interest	$266	$156	$590	$156
Comprehensive loss attributable to Echelon Corporation Stockholders	$(2,965)	$(3,998)	$(13,316)	$(8,730)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss including non controlling interest	$(14,177)	$(8,869)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,083	5,308
Increase in allowance for doubtful accounts	41	17
Loss on disposal of fixed assets	24	—
Increase in accrued investment income	(2)	(3)
Stock-based compensation	2,177	5,565
Change in operating assets and liabilities:
Accounts receivable	490	18,244
Inventories	3,686	587
Deferred cost of goods sold	(885)	5,611
Other current assets	565	981
Accounts payable	(2,332)	(9,279)
Accrued liabilities	3,617	(3,597)
Deferred revenues	1,181	(7,290)
Deferred rent	(28)	(33)
Net cash (used in) provided by operating activities	(2,560)	7,242

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available‑for‑sale short‑term investments	(38,953)	(66,947)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	38,955	63,970
Change in other long‑term assets	(62)	(20)
Capital expenditures	(811)	(814)
Net cash used in investing activities	(871)	(3,811)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(1,530)	(1,461)
Proceeds from exercise of stock options	—	—
Proceeds from noncontrolling interests	—	294
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(423)	(1,249)
Net cash used in financing activities	(1,953)	(2,416)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	178	13

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,206)	1,028

CASH AND CASH EQUIVALENTS:
Beginning of period	18,876	17,658
End of period	$13,670	$18,686

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$930	$1,024
Cash paid for income taxes	$318	$241
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

•
The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 57.9% and 63.7% of net revenues for the three and nine months ended September 30, 2013, respectively, were derived from seven customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

•
Recently, in our effort to manage our costs and inventory risks, we decreased our inventory levels of certain products. If there is an unexpected increase in demand for these items, we might not be able to supply our customers with products in a timely manner.

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
The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three and nine months ended September 30, 2013, resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.
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
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at September 30, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$5,257	$5,257	$—	$—
U.S. government securities(2)	42,988	—	42,988	—
Total	$48,245	$5,257	$42,988	$—
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

As of September 30, 2013, the Company’s available-for-sale securities had contractual maturities from ten to twelve months and an average remaining term to maturity of seven months. As of September 30, 2013, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$42,971	$42,988	$17	$—
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
3. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss (Numerator):
Net loss, basic & diluted	$(3,513)	$(4,264)	$(13,587)	$(8,713)
Shares (Denominator):
Weighted average common shares outstanding	43,184	42,806	43,039	42,564
Shares used in basic computation	43,184	42,806	43,039	42,564
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—
Shares used in diluted computation	43,184	42,806	43,039	42,564
Net loss per share:
Basic	$(0.08)	$(0.10)	$(0.32)	$(0.20)
Diluted	$(0.08)	$(0.10)	$(0.32)	$(0.20)

For the three and nine months ended September 30, 2013 and 2012, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”) excluded from this calculation for the three and nine months ended September 30, 2013 and 2012 was 6,091,405 and 6,235,795, respectively.
4. Stockholders’ Equity and Employee Stock Option Plans:

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenues:
Cost of product	$81	$166	$138	$462
Cost of service	10	31	35	82
Operating expenses:
Product development	276	619	533	1,874
Sales and marketing	194	455	665	1,460
General and administrative	394	535	806	1,687
Total	$955	$1,806	$2,177	$5,565

Stock Award Activity

The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2013 and 2012 was $0 as there were no options exercised. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the options.

The total fair value of RSUs vested and released during the three and nine months ended September 30, 2013 was approximately $416,000 and $1,154,000, respectively. The total fair value of RSUs vested and released during the three and nine months ended September 30, 2012 was approximately $723,000 and $3.4 million, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Stock-based Compensation Expense for Awards with Financial-Based Performance Vesting Requirements

As of September 30, 2013, there were 212,500 unvested RSUs and RSAs that were subject to service-based vesting conditions as well as certain financial or other performance-based vesting requirements that must be achieved before vesting can occur.

Through September 30, 2013, cumulative compensation expense of $570,000 associated with these 212,500 unvested RSUs and RSAs has been recognized. From the date of grant through June 30, 2012, the Company had believed it was probable that the associated performance requirements would be achieved and therefore recognized expense on these awards. During the third quarter of 2012 and as of September 30, 2013, the Company believed that the performance condition is no longer probable of achievement. However, the Company has not yet determined that the performance condition is improbable of achievement. Therefore, beginning in the third quarter of 2012, the Company has discontinued the recognition of compensation costs related to these awards. If, prior to the expiration of the RSUs and RSAs, the Company determines that the performance condition is again probable, compensation expense will once again be recognized. Alternatively, if the Company determines that the performance condition is improbable of achievement, the cumulative compensation expense of $570,000 associated with these awards will be reversed.
5.    Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and nine months ended September 30, 2013 and 2012, the Company had seven customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributors of its Sub-systems products in Europe, Duke Energy Corporation (“Duke”), a U.S. utility company; Enel Distribuzione Spa ("Enel"), an Italian utility company; Ericsson AB ("Ericsson"), a Swedish utility company; and Ubitronix System Solutions GmBh ("Ubitronix"), Telvent Energia y Medioambiente SA (“Telvent”) and Eltel Networks A/S (“Eltel”), value added resellers of the Company’s Systems products. For the three and nine months ended September 30, 2013 and 2012, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Telvent	8.0%	22%	16.8%	29.5%
Avnet	17.1%	8.4%	13.8%	7.4%
Enel	14.0%	6.1%	12.6%	3.2%
Ubitronix	4.7%	3.1%	9.8%	2.1%
Duke	1.1%	9.6%	6.0%	16.4%
Ericsson	12.8%	—%	3.4%	—%
Eltel	0.2%	13.7%	1.3%	9.6%
Total	57.9%	62.9%	63.7%	68.2%

6. Commitments and Contingencies:

Legal Actions
In April 2009, the Company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against the Company, seeking the return of approximately $16.7 million in payments received by the Company in the ordinary course of business for components sold by the Company to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meters manufacturers, and from time to time through January 2004, the Company sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project.  The Company believed that the Italian claw back law was not applicable to its transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver were without merit. However, it was recently brought to the Company's attention that a substantial percentage of claw back cases reviewed by the local courts, which are located in the jurisdiction in which the Finmek Companies were headquartered, were being decided in favor of the Finmek Companies.  To avoid any possibility of an adverse ruling against the Company, as well as to limit administrative inconvenience and curtail litigation costs, in April 2013, with the consent of its Board of Directors, the Company decided to settle this matter. The Company reached an agreement with respect to a tentative financial settlement of $3.5 million and recognized a charge for this amount in the first quarter of 2013. This settlement is expected to be formalized and become effective in the fourth quarter of 2013 and is expected to be paid in two substantially equal installments, one in the fourth quarter of 2013 and the other in the fourth quarter of 2014. The Company does not intend to admit that the Italian claw back law applied to its circumstances as part of this settlement.
From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of September 30, 2013, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
Line of Credit
The Company maintains a $5.0 million line of credit with its primary bank, which expires on July 1, 2014. The letter of credit contains certain financial covenants requiring the Company to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of September 30, 2013, the Company was in compliance with these covenants. As of September 30, 2013, the Company’s primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

7. Accumulated Other Comprehensive Income (Loss)

	Foreign currency translation adjustment (Amount in thousands)	Unrealized gain (loss) on available-for-sale securities (Amount in thousands)	Accumulated Other Comprehensive Income (Loss) (Amount in thousands)
Beginning balance at December 31, 2012	$501	$8	$509
Change during January- March 2013	(446)	—	(446)
Balance at March 31, 2013	$55	$8	$63
Change during April-June 2013	$169	$—	$169
Balance at June 30, 2013	$224	$8	$232
Current period change	539	9	548
Balance at September 30, 2013	$763	$17	$780

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

8.     Inventories:

Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012

Purchased materials	$1,568	$2,081
Work‑in‑process	28	—
Finished goods	6,446	9,648
	$8,042	$11,729
9. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012

Accrued payroll and related costs	$3,287	$3,237
Warranty reserve	558	419
Restructuring charges	106	149
Litigation charges	1,831	—
Accrued taxes	110	117
Other accrued liabilities	682	715
	$6,574	$4,637
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
The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2013 and December 31, 2012, long-lived assets of approximately $25.3 million and $27.7 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the condensed consolidated financial statements.

The Company has two primary product lines: Systems and Sub-systems. Systems revenue is primarily composed of sales of meters and data concentrators to system integrators or utilities. Sub-systems revenue is principally composed of sales of components, software, and sub-system modules to utilities, building energy, or street lighting customers. Summary revenue information by product line for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Systems	$7,759	$17,806	$34,293	$74,526
Sub-systems	10,255	11,258	33,739	35,693
Total	$18,014	$29,064	$68,032	$110,219

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Americas	$3,599	$6,322	$14,404	$31,098
EMEA	11,626	18,723	45,549	68,203
APJ	2,789	4,019	8,079	10,918
Total	$18,014	$29,064	$68,032	$110,219

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.
11. Income Taxes:
The provision for income taxes for the three months ended September 30, 2013 and 2012 were $113,000 and $57,000, respectively. The provision for income taxes for the nine months ended September 30, 2013 and 2012 were $256,000 and $148,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
As of September 30, 2013 and December 31, 2012, the Company had gross unrecognized tax benefits of approximately $2.4 million and $3.4 million, respectively, of which $585,000 and $670,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2013 and December 31, 2012, the Company had accrued $122,000 and $140,000, respectively, for interest and penalties. The $18,000 reduction in gross unrecognized tax benefits during the nine months ended September 30, 2013 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.
On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012, or ATRA. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amount incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011.
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
For the three months ended September 30, 2013 and 2012, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $2.5 million and $1.8 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $8.6 million and $3.5 million, respectively.
As of September 30, 2013, and December 31, 2012, $5.3 million and $1.6 million, respectively of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
13. Restructuring
In May 2012, the Company undertook cost cutting measures by initiating a headcount reduction of 42 full-time employees worldwide, to be terminated between May 2012 and December 2013. In connection with this restructuring plan, in 2012, the Company recorded restructuring charges of approximately $1.2 million related to termination benefits for these personnel.
The following table sets forth a summary of restructuring activities related to the Company’s May 2012 restructuring program (in thousands):

	January 1, 2013	Costs Incurred	Cash Payments	September 30, 2013
Termination benefits	$149	$—	$74	$75
On February 12, 2013, the Company undertook further restructuring actions affecting approximately 43 employees to be terminated between February 2013 and December 31, 2013, as part of an overall plan to reshape the Company for the future. In connection with this restructuring, the Company recorded restructuring charges of approximately $2.5 million related to termination benefits for these personnel during the nine months ended September 30, 2013. These charges do not include facilities, lease termination or other charges the Company may incur as part of this action, which is currently being contemplated.

The following table sets forth a summary of restructuring activities related to the Company's February 2013 restructuring program (in thousands):

	January 1, 2013	Costs Incurred	Cash Payments	September 30, 2013
Termination benefits	$—	$2,522	$2,491	$31

Accrued restructuring charges as of September 30, 2013 comprise the remaining liability balance from the February 2013 and May 2012 restructurings and are reflected in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2013. The Company expects to pay these accrued termination benefits through early 2014.
14. Joint Venture
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture will focus on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s Condensed Consolidated Financial Statements as of September 30, 2013 and for the three and nine months then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the noncontrolling interest in subsidiary on the Condensed Consolidated Balance Sheet as of September 30, 2013. Net loss attributable to the noncontrolling interest in Echelon-Holley was $266,000 and $590,000 during three and nine months ended September 30, 2013, respectively.
As of September 30, 2013, Echelon and Holley Metering had contributed in cash a total of approximately $4,000,000 in Share Capital, as defined, to Echelon-Holley in proportion to their respective ownership interests.

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

Our total revenues decreased by 38.0% during the third quarter of 2013 as compared to the same period in 2012, driven principally by decreased sales of our Systems products. Gross margins increased by 17.1 percentage points between the two periods, while overall operating expenses decreased by 16.1%. The net effect was a third quarter loss attributable to Echelon Corporation stockholders in 2013 that decreased by $751,000 as compared to the third quarter of 2012. For the nine months ended September 30, 2013, total revenues decreased by 38.3% as compared to the same period in 2012. Gross margins increased by 9.1 percentage points between the two periods, while overall operating expenses decreased by 11.5%. The net effect was a loss attributable to Echelon Corporation stockholders for the first nine months in 2013 that increased by $4.9 million as compared to the same period in 2012.

The following tables provide an overview of key financial metrics for the three and nine months ended September 30, 2013 and 2012 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Net revenues	$18,014	$29,064	$(11,050)	(38.0)%
Gross margin	58.0%	40.9%	---	17.1 ppt
Operating expenses	$13,210	$15,742	$(2,532)	(16.1)%
Net loss attributable to Echelon Corporation Stockholders	$(3,513)	$(4,264)	$751	(17.6)%
	Nine months Ended September 30,
	2013	2012	$ Change	% Change
Net revenues	$68,032	$110,219	$(42,187)	(38.3)%
Gross margin	50.2%	41.1%	---	9.1 ppt
Operating expenses	$46,683	$52,762	$(6,079)	(11.5)%
Net loss attributable to Echelon Corporation Stockholders	$(13,587)	$(8,713)	$(4,874)	55.9%
	Balance as of
	September 30, 2013	December 31, 2012	$ Change	% Change
Cash, cash equivalents, and short-term investments	$56,658	$61,855	$(5,197)	(8.4)%

•
Net revenues: Our total revenues decreased by 38.0% during the third quarter of 2013 as compared to the same period in 2012, driven primarily by a $10.0 million, or 56.4% decrease in sales of our Systems products and services and a $1.0 million, or 8.9% decrease in net revenues from our Sub-systems products. Our total revenues also decreased during the nine months ended September 30, 2013 as compared to the same period in 2012 by 38.3%, driven primarily by a $40.2 million, or 54.0% decrease in sales of our Systems products and services and a $2.0 million, or 5.5% decrease in net revenues from our Sub-systems products. The decrease in our Systems revenues was primarily due to an overall decrease in the level of large-scale deployments in Finland, Denmark and the United States of our NES system products, partly offset by a one time software upgrade sale to a customer in Sweden and an increase in sales of data concentrators made to Enel. With respect to our Sub-systems product line, the decrease in revenues was mainly due to decreases in sales made in the APJ and Americas regions, partially offset by increases in sales of metering kits made to Enel and sales in the EMEA region. These markets have yet to recover to their pre-recession levels. We plan to reinvest in our foundational technology to broaden the applicability of our control networking platform (part of our Sub-system business) into new markets.

•
Gross margin: Our gross margins increased by 17.1 percentage points for the three months ended September 30, 2013 and by 9.1 percentage points during the nine month period ended September 30, 2013, as compared to the same periods in 2012. The increase was primarily due to a one time software upgrade sale to a Systems customer in Sweden, combined with more of our 2013 sales being attributable to the higher margin Sub-system sales, including those made to Enel, and reductions in operations headcount and spending. In addition, the impact of reduced inventory levels which resulted in lower obsolescence reserves, reduced overhead costs due to restructuring actions, and charges in 2012 for some production equipment that we did not expect to have future use for, also contributed to the improvement. We do not expect any continued impact, similar to the one time software upgrade sale mentioned above, in the future and anticipate that the gross margins for future quarters will return to more normal levels.

•
Operating expenses: Our operating expenses decreased by 16.1% during the three month period ended September 30, 2013, as compared to the same period in 2012. The decrease was primarily driven by reduced business activity in 2013 in general reflected in reduced outside services costs, combined with the impact of the May 2012 and February 2013 organizational restructurings, which reduced our overall compensation related expenses. Our operating expenses decreased by 11.5% during the nine month period ended September 30, 2013 as compared to the same period in 2012, for the same reasons as above. This decrease was partially offset by a non recurring litigation charge for the potential settlement of the Finmek case booked in the first quarter of 2013, as well as higher overall restructuring charges booked during the first nine months of 2013 as compared to the same period in 2012.

•
Net loss attributable to Echelon Corporation Stockholders: We generated a net loss of $3.5 million during the third quarter of 2013 compared to $4.3 million during the same period in 2012. This decrease in net loss was directly attributable to the 16.1% decrease in operating expenses combined with the significantly improved margins as discussed above, which offset the impact of a $11.1 million quarter-over-quarter decrease in net revenues. Excluding the impact of non-cash stock-compensation charges, our net loss increased by approximately $100,000 in the third quarter of 2013 as compared to the same period in 2012. Our net loss increased by $4.9 million during the nine months ended September 30, 2013 as compared to the same period in 2012. This increase was attributable to the fact that we noted a $42.2 million or 38.3% reduction in revenues, combined with the non routine litigation charges booked and higher severance costs in 2013. These impacts were also partially offset by the routine operating expenses reduction of 21% and improved gross margins as discussed above. Excluding the impact of non-cash stock-compensation charges, restructuring charges and litigation charges incurred in the first half of 2013, our net loss increased by approximately $3.5 million in the first nine months of 2013 as compared to the same period in 2012.

•
Cash, cash equivalents, and short-term investments: During the first nine months of 2013, our cash, cash equivalents, and short-term investment balance decreased by 8.4%, from $61.9 million at December 31, 2012 to $56.7 million at September 30, 2013. This decrease was primarily the result of operational losses incurred in the year to date (including the impact of the severance payments in 2013), cash used for principal payments on our lease financing obligations and capital expenditures during 2013.

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

During the three and nine months ended September 30, 2013, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS
The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product	95.3%	96.5%	96.5%	97.4%
Service	4.7	3.5	3.5	2.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	40.8	57.4	48.5	57.4
Cost of service	1.2	1.7	1.3	1.5
Total cost of revenues	42.0	59.1	49.8	58.9
Gross profit	58.0	40.9	50.2	41.1
Operating expenses:
Product development	29.4	25.0	25.2	21.3
Sales and marketing	22.1	16.5	18.4	15.0
General and administrative	21.8	12.6	16.2	10.5
Litigation charges	—	—	5.1	—
Restructuring charges	—	—	3.7	1.1
Total operating expenses	73.3	54.1	68.6	47.9
Loss from operations	(15.3)	(13.2)	(18.4)	(6.8)
Interest and other income (expense), net	(3.4)	(0.6)	(0.7)	(0.2)
Interest expense on lease financing obligations	(1.7)	(1.2)	(1.4)	(0.9)
Loss before provision for income taxes	(20.4)	(15.0)	(20.5)	(7.9)
Income tax expense	0.6	0.2	0.4	0.1
Net loss	(21.0)%	(15.2)%	(20.9)%	(8.0)%
Net loss attributable to non controlling interest	1.5%	0.5%	0.9%	0.1%
Net loss attributable to Echelon Corporation stockholders	(19.5)%	(14.7)%	(20.0)%	(7.9)%

Revenues
Total revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Total revenues	$18,014	$29,064	$(11,050)	(38.0)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Total revenues	$68,032	$110,219	$(42,187)	(38.3)%

The $11.1 million decrease in total revenues for the quarter ended September 30, 2013 as compared to the same period in 2012 was primarily due to a $10.0 million, or 56.4%, decrease in sales of our Systems products and services and a $1.0 million, or 8.9%, decrease in net revenues from our Sub-systems products, including sales to Enel. The $42.2 million decrease in total revenues for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily the result of a $40.2 million decrease in Systems revenues and a $2.0 million decrease in Sub-systems revenues.

As we look forward to the remainder of 2013, the smart energy market remains relatively stagnant, with no particular large growth drivers being noted. Macro-economic conditions remain tentative in Europe, and competition for the existing business is heightened. New tender activity for smart–metering deployments, while marginally improved from 2012, continues to be slow, especially in Europe, and pricing pressures are increasing.  In this challenging environment, we expect our revenues in the fourth quarter of 2013 may be lower than the first three quarters of 2013 revenues.

Systems revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Systems revenues	$7,759	$17,806	$(10,047)	(56.4)%

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Systems revenues	$34,293	$74,526	$(40,233)	(54.0)%

During the three and nine months ended September 30, 2013 and 2012, our Systems revenues were derived primarily from a relatively small number of customers who have undertaken large-scale deployments of our NES System products, as well as sales of data concentrators to Enel. These deployments generally come to fruition after an extended and complex sales process, and each is relatively substantial in terms of its revenue potential. They vary significantly from one another in terms of, among other things, the overall size of the deployment, the duration of time over which the products will be sold, the mix of products being sold, the timing of delivery of those products, and the ability to modify the timing or size of those projects. This relative uniqueness among each deployment results in significant variability and unpredictability in our Systems revenues.
Excluding sales of products and services to Enel, which are discussed more fully below, Systems revenues decreased during the quarter and nine months ended September 30, 2013 as compared to the same periods in 2012, by $12.1 million and $44.6 million, or 67.8% and 59.9%, respectively. For the three month period, this was primarily due to an overall decrease in the level of large-scale deployments in Finland, Denmark and the United States of our NES system products, partly offset by a one time software upgrade sale to a customer in Sweden. For the nine month period in addition to reasons stated above, the decrease in revenues was partly offset by an increase in sales to our customers in Austria.
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

Sub-systems revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Sub-systems revenues	$10,255	$11,258	$(1,003)	(8.9)%

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Sub-systems revenues	$33,739	$35,693	$(1,954)	(5.5)%
Our Sub-systems revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are products and services sold to Enel.
Excluding sales of products and services to Enel, which are discussed more fully below, our Sub-systems revenues increased by $266,000, or 2.8% during the three months ended September 30, 2013, as compared to the same period in 2012. For the three month period, this increase was primarily due to an increase in revenues in EMEA. Within the Sub-systems family of products, the increase was driven primarily from increased sales of our control and connectivity products. Excluding sales of products and services to Enel, which are discussed more fully below, our Sub-systems revenues decreased by $2.6 million, or 8.2%, during the nine months ended September 30, 2013, as compared to the same period in 2012. For the nine month period, this decrease was primarily due to a decrease in revenues in the Americas and APJ regions and market share loss. Within the Sub-systems family of products, the year-over-year decrease was also driven primarily from decreased sales of our control and connectivity and SmartServer products.

Our future Sub-systems revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our Sub-systems revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 6.7% for the nine months ended September 30, 2013 and 8.3% for the same period in 2012. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during 2013, the amount of our Sub-systems revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.
Enel project revenues (included in Systems and Sub-systems)

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Enel System revenues	$2,024	$—	$2,024	100.0%
Enel Sub-system revenues	$499	$1,768	$(1,269)	(71.8)%
Total Enel revenues	$2,523	$1,768	$755	42.7%

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Enel System revenues	$4,400	$—	$4,400	100.0%
Enel Sub-system revenues	4,200	3,527	$673	19.1%
Total Enel revenues	$8,600	$3,527	$5,073	143.8%
In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. Enel Project revenues recognized during the three and nine months ended September 30, 2013 and 2012, related primarily to shipments under the development and supply agreement. Further, in the second and third quarters of 2013, we shipped data concentrators, which contributed to an increase in System revenues in the three and nine month periods ended September 30, 2013, when compared to the same periods in 2012. The software enhancement agreement expired in December 2012 and the development and supply agreement expires in December 2015, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Gross Profit	$10,455	$11,899	$(1,444)	(12.1)%
Gross Margin	58.0%	40.9%	N/A	17.1

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Gross Profit	$34,186	$45,266	$(11,080)	(24.5)%
Gross Margin	50.2%	41.1%	N/A	9.1

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
Gross margins increased by 17.1 percentage points for the quarter ended September 30, 2013 and by 9.1 percentage points during the nine month period ended September 30, 2013, as compared to the same periods in 2012. This was primarily due to a one time software upgrade sale to a Swedish Systems customer, which had the impact of improving gross margins by 12.7 and

3.3 percentage points for the three and nine months ended September 30, 2013, respectively. Gross margins were also favorably impacted by the change in mix of revenues in 2013 for both comparative periods. The higher margin Sub-system revenues comprise approximately 57% and 50% of total revenues for the quarter and nine months ended September 30, 2013, respectively. This compares to Sub- systems revenues comprising approximately 30% of total revenues for the quarter and nine months ended September 30, 2012. Therefore, despite increases in certain supplier costs for our Sub-system products, especially our control and connectivity suite of products, margins improved. Further, margins improved due to headcount and spending reductions in operations, reduced obsolescence reserve charges, and charges in 2012 for some production equipment that we did not expect to have future use for. We do not expect any such high gross margins in the future and anticipate that, for future quarters, they will return to more normal levels.
Our future gross margins will continue to be affected by several factors, including, but not limited to: overall revenue levels, changes in the mix of products sold, periodic charges related to excess and obsolete inventories, warranty expenses, introductions of cost reduced versions of our Systems and Sub-systems products, changes in the average selling prices of the products we sell, purchase price variances, unexpected increases in demand which could impact our ability to supply our customers in a timely manner due to reduced inventory levels, and fluctuations in the level of indirect overhead spending that is capitalized in inventory. In addition, the impact of foreign exchange rate fluctuations and labor rates may affect our gross margins in the future. We currently outsource the manufacturing of most of our products requiring assembly to CEMs located primarily in China. To the extent labor rates were to rise further, or to the extent the U.S. dollar were to weaken against the Chinese currency, or other currencies used by our CEMs, our costs for the products they manufacture could rise, which would negatively affect our gross margins. Lastly, many of our products, particularly our Systems products, contain significant amounts of certain commodities, such as silver, copper, and cobalt. Prices for these commodities have been volatile, which in turn have caused fluctuations in the prices we pay for the products in which they are incorporated.

Operating Expenses
Product Development

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Product Development	$5,294	$7,256	$(1,962)	(27.0)%

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Product Development	$17,160	$23,450	$(6,290)	(26.8)%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses decreased by $2.0 million and $6.3 million during the three and nine months ended September 30, 2013 as compared to the same periods in 2012. These decreases were primarily due to reduced compensation costs from lower headcount in our product development organization in 2012 and 2013, and the consequential impact on the allocated costs to the product development organization, as well as reduced outside service costs.

Sales and Marketing

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Sales and Marketing	$3,991	$4,807	$(816)	(17.0)%

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Sales and Marketing	$12,504	$16,512	$(4,008)	(24.3)%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
The decrease in sales and marketing expenses during the third quarter ended September 30, 2013 as compared to the same period in 2012 was driven primarily by lower compensation costs due to the 2013 restructuring. The decrease in sales and marketing expenses during the nine months ended September 30, 2013 as compared to the same period in 2012 was driven primarily by lower compensation costs due to the 2012 and 2013 restructurings, lower marketing communications costs and lower travel and entertainment expenses.
General and Administrative

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

General and Administrative	$3,925	$3,679	$246	6.7%

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

General and Administrative	$11,045	$11,624	$(579)	(5.0)%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses increased marginally for the third quarter ended September 30, 2013 as compared to the same period in 2012. This increase is due primarily to the fact that, as a result of restructuring actions taken in early 2013, a portion of our facilities expenses that were previously allocated to other departments are now being allocated to general and administrative costs as these facilities are currently unoccupied. Also contributing to the the quarter over quarter increase are slightly higher fees paid to third party service providers. The decrease in general and administrative expenses during the nine months ended September 30, 2013 as compared to the same period in 2012 was driven primarily by lower compensation costs due to the 2012 and 2013 restructurings and reduced outside services costs, partly offset by the higher allocation of fixed costs related to facilities following the restructuring activities, as discussed above.

Litigation Charges

Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Litigation Charges	$—	$—	$—	—%

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Litigation Charges	$3,452	$—	$3,452	100.0%
To avoid any possibility of an adverse ruling against us in relation to the Finmek litigation, as well as to limit administrative inconvenience and curtail litigation costs, we reached an agreement with respect to a tentative financial settlement of $3.5 million and recognized a charge for this amount in the first quarter of 2013. This settlement is expected to be formalized and become effective in the fourth quarter of 2013 and is expected to be paid in two substantially equal installments, one in the fourth quarter of 2013 and the other in the fourth quarter of 2014. We do not intend to admit that the Italian claw back law applied as part of this settlement.
Restructuring Charges

Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Restructuring Charges	$—	$—	$—	—%

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Restructuring Charges	$2,522	$1,176	$1,346	114.5%
On February 12, 2013, the Company undertook restructuring actions affecting 43 employees to be terminated between February 2013 and December 31, 2013, as part of an overall plan to reshape the Company for the future. In connection with this restructuring, the Company recorded restructuring charges of $2.5 million related to termination benefits for these personnel during the nine months ended September 30, 2013. No further charges were booked related to this restructuring in the second quarter of 2013. The charges in 2012 represent the impact of the May 2012 restructuring.
With the exception of $106,000, which represents amount payable for both May 2012 and February 2013 restructuring actions that is reflected in accrued liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2013, restructuring charges totaling $659,000 were paid out during the third quarter of 2013. We expect to pay the remaining $106,000 of accrued termination benefits through early 2014.

Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Interest and Other Income (Expense), Net	$(606)	$(184)	$(422)	229.3%

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Interest and Other Income (Expense), Net	$(486)	$(194)	$(292)	150.5%

Interest and other expense, net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other expense, net increased by $422,000 during the quarter ended September 30, 2013 as compared to the same period in 2012. This increase was primarily attributable to the fact that, during the third quarter of 2013, we recognized approximately $633,000 of foreign currency translation losses, whereas in the third quarter of 2012, we recognized foreign currency translation losses of approximately $186,000. Interest and other expense, net increased by $292,000 during the nine months ended September 30, 2013 as compared to the same period in 2012. This increase was primarily attributable to the fact that, during the first nine months of 2013, we recognized approximately $567,000 of foreign currency translation losses, whereas for the same period in 2012, we recognized foreign currency translation losses of approximately $215,000.These fluctuations are attributable to our foreign currency denominated short-term intercompany balances as well as the litigation charges described above, which are payable in Euros. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our condensed consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, as it did in the first half of 2013, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, the resulting translation gains favorably impact other income.
We do not currently anticipate interest income on our investment portfolio will improve during 2013 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Interest Expense on Lease Financing Obligations	$305	$336	$(31)	(9.2)%

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Interest Expense on Lease Financing Obligations	$938	$1,031	$(93)	(9.0)%
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
Interest expense on lease financing obligations decreased by $31,000 and $93,000 during the three and nine month period ended September 30, 2013 as compared to the same period in 2012, respectively, which was a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of the payments we make in the future will be allocated to principal repayment and less will be allocated to interest expense.
Income Tax Expense

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Income Tax Expense	$113	$57	$56	98.2%

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	2013 over 2012 $ Change	2013 over 2012 % Change

Income Tax Expense	$256	$148	$108	73.0%

The income tax expense for the quarters ended September 30, 2013 and 2012 was $113,000 and $57,000, respectively. The income tax expense for the nine month periods ended September 30, 2013 and 2012 was $256,000 and $148,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our condensed consolidated statements of income, was approximately $154,000 during the quarter ended September 30, 2013, and $103,000 for the same period in 2012, and $378,000 for the nine months ended September 30, 2013, and $384,000 for the same period in 2012.
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of September 30, 2013, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
Legal Actions. In April 2009, the Company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against Echelon, seeking the return of approximately $16.7 million in payments received by Echelon in the ordinary course of business for components we sold to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meter manufacturers, and from time to time through January 2004, we sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project.  We believed that the Italian claw back law was not applicable to our transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver were without merit. However, it was recently brought to our attention that a substantial percentage of claw back cases reviewed by the local courts, which are located in the jurisdiction in which the Finmek Companies were headquartered, were being decided in favor of the Finmek Companies.  To avoid any possibility of an adverse ruling against us, as well as to limit administrative inconvenience and curtail litigation costs, in April 2013, with the consent of our Board of Directors, we decided to settle this matter. We reached an agreement with respect to a tentative financial settlement of $3.5 million and recognized a charge for this amount in the first quarter of 2013. This settlement is expected to be formalized and become effective in the fourth quarter of 2013 and is expected to be paid in two substantially equal installments, one in the fourth quarter of 2013 and the other in the fourth quarter of 2014. We do not intend to admit that the Italian claw back law applied to its circumstances as part of this settlement.

From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of September 30, 2013, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through September 30, 2013, we raised $295.0 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

The following table presents selected financial information as of September 30, 2013, and for each of the last three fiscal years (dollars in thousands):

	September 30,	December 31,
	2013	2012	2011	2010
Cash, cash equivalents, and short-term investments	$56,658	$61,855	$58,656	$64,632
Trade accounts receivable, net	15,185	15,725	35,215	25,102
Working capital	62,501	72,661	74,922	77,259
Stockholders’ equity	71,642	83,795	89,108	93,989

As of September 30, 2013, we had $56.7 million in cash, cash equivalents, and short-term investments, a decrease of $5.2 million as compared to December 31, 2012. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $2.6 million for the nine months ended September 30, 2013, a decrease in cash inflows of approximately $9.8 million as compared to the same period in 2012. During the nine months ended September 30, 2013, net cash used in operating activities was primarily the result of our net loss of $14.2 million, partially offset by our depreciation and amortization expense of $3.1 million, stock-based compensation expenses of $2.2 million, and changes in operating assets and liabilities of $6.3 million. The primary components of the $6.3 million net change in our operating assets and liabilities were a $3.7 million decrease in inventories, a $3.6 million increase in accrued liabilities, a $1.2 million increase in deferred revenues, a decrease of $565,000 in other current assets and a $490,000 decrease in accounts receivable, partially offset by a $2.3 million decrease in accounts payable and a $885,000 increase in deferred cost of goods sold. Inventories decreased primarily in accordance with the Company's plan to manage its inventory positions better, as well as overall reduced business activity. Accrued liabilities increased primarily due to the accruals for the February 2013 restructuring charges and the tentative settlement of the Finmek litigation. Deferred revenues increased due primarily to increased deferred revenues from sales to distributors of our Sub-systems products. Other current assets decreased primarily due to reduction in receivables from suppliers for parts sold. Accounts receivable decreased primarily as a result of the timing of collections and revenues in the first nine months of 2013 as compared to the same period in 2012, and lower overall revenues between the two periods. Accounts payable decreased due to an overall reduction in the level of purchasing activity and timing of expenditures during the first nine months of 2013. Deferred cost of goods sold increased in conjunction with the increase in Sub-system deferred revenues mentioned above.

Net cash provided by operating activities was $7.2 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, net cash provided by operating activities was primarily the result of stock-based compensation expenses of $5.6 million and depreciation and amortization expense of $5.3 million and changes in operating assets and liabilities of $5.2 million, partially offset by our net loss of $8.9 million. The primary components of the $5.2 million net change in our operating assets and liabilities were a $18.2 million decrease in accounts receivable, a $5.6 million decrease in deferred cost of goods sold, a $587,000 decrease in inventories partially offset by a $9.3 million decrease in accounts payable, a $7.3 million decrease in deferred revenues and a $3.6 million decrease in accrued liabilities. Accounts receivable decreased primarily as a result of the timing of collections and revenues in the first nine months of 2012 as compared to the same period in 2011. Also contributing to the decrease in accounts receivable was a general improvement in the days sales outstanding for our Systems related receivables. Deferred cost of goods sold decreased in conjunction with a decrease in deferred revenues. Inventories decreased primarily in anticipation of the reduced revenues in the near term. Accounts payable decreased due to an overall reduction in the level of purchasing activity and timing of expenditures during the first nine months of 2012. Deferred revenues decreased due primarily to our ability to objectively demonstrate that the contractual acceptance criteria for much of the Systems products we shipped during the year was satisfied at the time of delivery, as against prior year where revenues were deferred until customer acceptance was received. Accrued liabilities decreased primarily due to the payment of bonuses and commissions during the first quarter of 2012 that were accrued as of December 31, 2011 in accordance with our 2011 compensation arrangements.
Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used in investing activities was $871,000 for the nine months ended September 30, 2013, a decrease in cash outflows of $2.9 million from the same period in 2012. During the nine months ended September 30, 2013, net cash used in investing activities was primarily the result of the purchases of available-for-sale short-term investments of $39.0 million and capital expenditures of $811,000, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $39.0 million. Net cash used in investing activities was $3.8 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, net cash used in investing activities was primarily the result of the purchases of available-for-sale short-term investments of $66.9 million and capital expenditures of $814,000, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $64.0 million.
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2013, a decrease in cash outflows of $463,000 as compared to the same period in 2012. During the nine months ended September 30, 2013, net cash used in financing activities was primarily the result of $1.5 million in principal payments on our building lease financing obligations and $423,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares. Net cash used in financing activities was $2.4 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, net cash used in financing activities was primarily the result of $1.2 million worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares and upon exercise of stock options and $1.5 million in principal payments on our building lease financing obligations, partly offset by cash received for the capital infusion of $294,000 by Holley Metering in our joint venture in China.
As noted above, our cash and investments totaled $56.7 million as of September 30, 2013. Of this amount, approximately 4% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.
We maintain a $5.0 million line of credit with our primary bank, which expires on July 1, 2014. The letter of credit contains certain financial covenants requiring us to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of September 30, 2013, we were in compliance with these covenants. As of September 30, 2013, our primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.
The Company reached an agreement with respect to a tentative financial settlement of $3.5 million related to Finmek litigation. This settlement is expected to be formalized and become effective in the fourth quarter of 2013 and is expected to be paid in two substantially equal installments, one in the fourth quarter of 2013 and the other in the fourth quarter of 2014.

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
Based on our current business plan and revenue prospects, we believe that our existing cash reserves will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. However, we currently expect that our combined cash, cash equivalent, and short-term investment balance will decline during the remainder of 2013. In the event that we require additional financing, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.
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
For the three months ended September 30, 2013 and 2012, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $2.5 million and $1.8 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $8.6 million and $3.5 million, respectively.
As of September 30, 2013, and December 31, 2012, $5.3 million and $1.6 million, respectively of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
RECENTLY ISSUED ACCOUNTING STANDARDS
There have been no new recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013, that are of significance, or potential significance, to our company.

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

We may be vulnerable to price increases for products, components, or materials, such as silver, copper, and cobalt. We generally do not enter into forward contracts or other methods of hedging against supply risk for these items. In addition, we have in the past and may in the future occasionally experience shortages or interruptions in supply for certain of these items, including products or components that have been or will be discontinued, which can cause us to delay shipments beyond targeted or announced dates. We have also recently reduced our inventory levels, which could impact our ability to supply our customers with products in a timely manner if there was an unexpected increase in demand. Such shortages or interruptions could result from events outside our control, as was the case with the earthquake and tsunami in Japan in March 2011. To help address these issues, we may decide from time to time to purchase quantities of these items that are in excess of our estimated requirements. As a result, we could be forced to increase our excess and obsolete inventory reserves to provide for these excess quantities, which could harm our operating results. In addition, if a component or other product goes out of production, we may be required to requalify substitute components or products, or even redesign our products to incorporate an alternative component or product.
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
We only recognize revenue when we believe collectability is reasonably assured. However, only a relatively small percentage of our outstanding accounts receivables are covered by collateral, credit insurance, or acceptable third-party guarantees. In addition, our standard terms and conditions require payment within a specified number of days following shipment of product, or in some cases, after the customer’s acceptance of our products. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. Additionally, when one of our resellers makes a sale to a utility, we face further credit risk, and we may defer revenue, due to the fact that the reseller may not be able to pay us until it receives payment from the utility. This risk could become more magnified during a particular fiscal period if the resellers facing credit issues represent a significant portion of our accounts receivable during that period. As economic conditions change and worsen, certain of our direct or indirect customers may face liquidity concerns and may be unable to satisfy their payment obligations to us or our resellers on a timely basis or at all, which would have a material adverse effect on our financial condition and results of operations. Our revenues are highly concentrated with 58% of our revenues during second quarter of 2013 being attributable to seven customers and 68% of our September 30, 2013 accounts receivable balance being attributable to these same customers. This concentration risk further increases our credit exposure.
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
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at September 30, 2013 and December 31, 2012, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at September 30, 2013, and December 31, 2012, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1- July 31	1,706	$2.31	—	—
August 1- August 31	60,374	$2.22	—	—
September 1- September 30	2,350	$2.13	—	—
Total	64,430	$2.22	—	—

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

On November 5, 2013, Robyn Denholm resigned from the Board of Directors (the "Board") of the Company. Ms. Denholm was a member of the Audit Committee of the Board at the time of her resignation. There are no disagreements between the Company and Ms. Denholm that caused or contributed to her resignation. Ms. Denholm has served on the Board since 2008.
ITEM 6.    EXHIBITS

Exhibit No.	Description of Document

10.22+	Echelon Corporation Employment letter with Alicia Jayne Moore dated June 27, 2013
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

ECHELON CORPORATION
Date:	November 7, 2013	By:	/s/ William R. Slakey
William R. Slakey Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.22+	Echelon Corporation Employment letter with Alicia Jayne Moore dated June 27, 2013
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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