Form 10-K
period 2013-12-31
ECHELON CORP
filed 2014-03-10
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, there were 43,241,603 shares of the registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the per share closing sale price of $2.11 of such shares on the Nasdaq Global Market on June 30, 2013) was approximately $91.2 million. Shares of the registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 As of February 28, 2014, 43,359,935 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2014 (Proxy Statement)	Part III

ECHELON CORPORATION
FORM 10‑K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

General

Echelon Corporation is a pioneer in developing open-standard control networking platforms and delivers elements necessary to design, install, monitor and control highly reliable, scalable and secure communities of devices. Echelon's vision is one of low-cost embedded monitoring and control technology in every industrial electrical device in the world. With more than 110 million Echelon-powered devices installed worldwide, Echelon helps its customers migrate existing legacy devices, and bring new devices and applications into a growing global Industrial Internet.

In 2013 the “Internet of Things” (IoT) market opportunity became more visible. The IoT refers to a network of physical objects, each containing a unique network address, that interact with each other to share information and take action. IoT networks can run a variety of languages, or protocols, and be connected via wired or wireless links. The IoT can be further segmented into the Human Internet of Things (HIoT) and the Industrial Internet of Things (IIoT), which is the market Echelon is focused on.

The IIoT refers to communities of rules-based, self-directed devices that reside in commercial or industrial environments with little to no human interaction. Because of the harsh nature of these environments (e.g., extreme temperature, vibration, noise, humidity, dust) where connectivity is assumed to be intermittent, and because industrial applications demand high reliability, IIoT devices need to be more robust than consumer-oriented HIoT devices. Specialized requirements of the IIoT include no-compromise controls, proven reliability, and hardened security. In addition, IIoT devices must be able to interact autonomously and function when disconnected from the Internet or a local access point. The IIoT will incorporate over a century of existing and in-service infrastructure - deployed mechanical and digital vertical solutions ready to be connected. When these solutions are connected, they generally communicate with protocols developed many years ago, and often dedicated to specific applications.

In October 2013 Echelon introduced its IzoT™ platform - purpose-built for the IIoT. The IzoT platform allows control networking to be done using IP all the way to the end device and will be delivered over time as software, chips, modules, and routers. IzoT software can run on any processor in an environment providing UDP/IP socket connectivity; it allows a single device to be brought to market as a LONWORKS®, BACnet®, or other protocol-supporting device; and it can be used with any underlying wired or wireless communications link, such as Ethernet, RS-485, Wi-Fi, 15.4, or Echelon’s free topology (FT) standard. The IzoT platform provides a smooth migration path for legacy devices to the IIoT.

Both LONWORKS and the IzoT control networking platform consist of three tiers of products: a device tier, a control node tier, and an enterprise tier. At the device tier, industrial devices such as load controllers, lighting ballasts, meters, and thermostats, embed our free topology (FT) or power line (PL) smart transceivers, enabling them to act as peers working together to collect data and take cooperative action. For example, Echelon’s headquarters buildings in San Jose have lighting and heating ventilation and air conditioning (HVAC) devices that communicate together over a twisted-pair network using Echelon's FT transceivers. These devices are managed by control nodes, in this case Echelon's Smart Servers. When these control nodes receive information from our local utility that requires us to shed electrical load, this information is published across the twisted-pair network. The devices on the network then work together to reduce Echelon's energy consumption while preserving a safe and comfortable work environment.

At the control node tier, various control technologies and protocols are unified and supervised so that local decisions can be made at or near the devices themselves. Examples of control nodes include our Distributed Control Node (DCN), SmartServer, and Data Concentrator. In general, devices and control nodes communicate using control protocols such as LONWORKS technology (ISO/EN 14908), BACnet, and Open Smart Grid Protocol (OSGP). OSGP is a family of standards published by the European Telecommunications Standards Institute (ETSI) that are optimized for smart grid applications used in conjunction with LONWORKS technology.

At the enterprise tier we tie the controls to enterprise information technology (IT) solutions, so business rules can be provided to the control system and operational data can be archived for later analysis. Our Networked Energy System (NES) software and LONWORKS Control Networks Software (LNS) are examples of enterprise-layer products. Control nodes communicate with enterprise tier solutions such as these using Internet protocols such as TCP/IP and web services.

Echelon offers, directly and through its partners worldwide, a wide range of products and services. We classify these products and services into two primary segments:

•
Industrial Internet of Things (IIoT): These represent Horizontal Embedded Control Platforms, such as LONWORKS and IzoT, which include components, control nodes. and development software, and which are sold typically to Original Equipment Manufacturers (OEMs) to build into their industrial application solutions.

•
Grid Modernization (Grid): Echelon has forward-integrated from its horizontal platforms into the market for products such as smart meters, devices, and software that allow electric utilities to modernize their methods for collecting billing data and vital statistics on the health and performance of their smart grid.

This model allows Echelon to address a broad range of applications, geographies and regulatory environments and allows our customers to balance time-to-market and cost requirements.

With a broad range of industrial applications and geographies to choose from, we apply our product and sales efforts to the highest growth opportunities. We target changing and fast-growing geographies that require the benefits of control networking on devices that reside at the edge of the network.

Echelon was incorporated in California in 1988 and reincorporated in Delaware in 1989. With global headquarters in Silicon Valley in San Jose, California, and regional sales offices throughout North America, Europe, and Asia, Echelon makes its products available throughout the world.

Market Overview

Industrial Internet of Things:

Just as mainframe networking evolved to workgroup networking, which gave way to the corporate and consumer Internet, the IIoT represents the next big wave in computing. This market opportunity is driven by the convergence of control systems for lighting, HVAC, security, manufacturing, etc. The customers for IIoT products are themselves competing in hyper-competitive environments that prize and need lower costs, differentiated offerings, improved customer service, ubiquitous connectivity, and near-infinite analytic capabilities. The IIoT will unlock improvements in life quality, efficiency, safety, and more. Market analysts, such as IHS, project that the world market for Internet-connected devices will reach 50 billion by 2025, with the Industrial segment representing the majority share of these devices.

IIoT products have long product lives, with some products installed in factories or on electric grids for decades, and must operate under extreme conditions. They must also be secure to prevent unauthorized access and abuse that could cause environmental hazards or life-threatening situations, as have been encountered in grid modernization applications. New systems running modern protocols such as the Internet Protocol must interoperate with systems running mature protocols such as LonWorks, BacNet and Modbus. Echelon’s control networking technology is purpose-built for industrial environments such as building automation, lighting and transportation.

Echelon's platforms, both LONWORKS and IzoT, enable OEMs to create building automation, lighting control, elevator control, and access control systems for smart buildings. We also sell some of our platform components to integrators who use them alongside our OEM customers' products to architect energy-efficient grid-aware buildings that can respond to real-time grid events, such as the need to quickly lower energy demand. Buildings around the world use our technology to provide a comfortable, safe, and productive environment, all while reducing energy consumption. Our technology enables interoperability among products and among the various building automation systems. As a result, a building owner or integrator can maintain an open procurement and vendor-independent environment, thereby reducing life-cycle costs.

Echelon’s building automation product portfolio includes:

•	Smart Transceivers: Free-topology twisted-pair smart transceivers that can be embedded into building automation devices such as sensors, thermostats, motion detectors, air handlers, and chillers.

•	IzoT Stack Software: Embedded control and communications software that can be run on any processor to implement an intelligent device.

•
SmartServer Controller: A system manager and field controller that provides functionality for high-performance building networks and smart-energy applications and can serve as a standalone controller for smaller networks. The Echelon SmartServer connects control networks to IP-based applications using web services and other open protocols such as LONWORKS, BACnet, and Modbus and provides important functions to facility management, enterprise resource planning, or service provider software.

•
LNS and OpenLNS Operating System: These development and integration tools allow building owners to change service providers as needed and leverage competitive bidding because all the necessary information about the network is maintained in the building owner's LNS database. With a community of software developers at leading building automation system (BAS) manufacturers, hundreds of plug-ins have been developed to help installers more easily commission, configure, monitor, control, diagnose, or repair LONWORKS devices.

•	Third-Party Software: Third-party energy management or grid analytics software and apps are available for the SmartServer in hosted or server-based configurations.

Lighting and streetlighting are also interesting applications for Echelon products. Streetlights are among a city’s most important assets, providing safer streets, parks, and city centers. They also consume a significant part of a city’s electricity budget - as much as 40% plus significant resources for maintenance and operations. Cities are also responsible for a substantial portion of the energy used and greenhouse gases produced worldwide. As a result, sustainable cities are looking for ways to improve their infrastructures to become more environmentally friendly, increase the quality of life for their residents, and reduce costs.

Echelon's platforms and platform components transform streetlights into intelligent, energy-efficient, remotely managed networks that deliver dependable lighting at lower cost than low-energy luminaires alone. Cities can schedule lights on or off and set dimming levels for individual or groups of lights, intelligently providing the right level of lighting according to time of day, season, or weather conditions - all while reducing energy usage. In addition, smart street lighting is often just the first step to a smarter city, with applications such as a bus lane control system or pollution monitoring subsequently added on top of the street lighting network.

Echelon’s lighting product portfolio includes:

•
Smart Transceivers: Street light manufacturers can embed our power-line smart transceivers into their streetlight ballasts, drivers, and generators; or can use our transceivers to develop Outdoor Lighting Controllers that serve as - an add-on system-level product that is co-located with existing dimmable ballasts and drivers within the luminaire. These components enable command, control, and monitoring of each light. They communicate with our SmartServer segment controller over existing power lines.

•
Outdoor Lighting Controller: In order to address the retrofit market and to reduce the time needed to develop and deploy intelligent luminaires, Echelon also provides its own brand of outdoor lighting controllers. Echelon Outdoor Lighting Controllers support RF and PLC-based communications.

•
SmartServer Segment Controller: Our SmartServer Segment Controller is a controller and gateway for connecting streetlight segments to a city's service center. The SmartServer provides rules for operation, invoking on/off time and sequencing, dimming time and percentage, and other functions.

•
PL/RF Bridge- Our PL/RF Bridge can be used to connect segments (groups) of streetlights to a SmartServer. The PL/RF Bridge uses a plug-and-play RF connection for simple, low-cost installation. Each virtual segment communicates with the SmartServer over existing power lines.

•
Third-Party Software: Third-party system software integrates with a city's enterprise applications and manages the street lighting network using the SmartServer for control and communication. System software is available in hosted or server-based configurations.

Grid Modernization
Our control networking platform will be important as the electric grid modernizes and transitions from a centralized and predictable system to a de-centralized and dynamic one. In the past, the grid has had centralized power generation, predictable usage patterns, and meter reading scheduled at regular intervals. There was a limited need for information and control at the edge of the grid, which connects the grid to the consumer. Increasingly, however, the grid will need to accommodate new distributed power generation sources that often connect into the distribution part of the grid (such as solar and wind) and new sources of electricity consumption and supply (such as electric vehicles and distributed storage), while effectively managing demand peaks. This requires greater visibility, control, and automation at the edge of the grid, and therefore requires electric meters and other devices to serve as power-quality sensors and controllers, not just as billing devices.

As energy demand and supply variability grows, utilities are modernizing their electric grids. Echelon’s grid modernization vertical solutions and platform components connect more than 35 million homes to the grid and allow utilities such as Enel (Italy), Vattenfall (Sweden and Finland), SEAS NVE (Denmark), E.ON (Sweden), and Duke Energy (U.S.) to accurately collect billing data and vital health statistics with a high degree of field-proven reliability. In addition to usage data required for billing the consumer, our products collect a large number of power quality metrics at the smart meter and from other devices such as distribution transformers. This data can be used in applications such as transformer monitoring, theft detection, and fault detection to guide preventive maintenance and to reduce energy loss.

Echelon's smart grid portfolio includes:

•
Smart Meters: Our smart meters are part of our NES Smart Metering Solution and provide revenue-grade payment capabilities such as load profiling, time-of-use, display of energy consumption, and prepaid metering as well as advanced features such as an integrated remote connect/disconnect switch, the ability to provide remote upgrades, and more than 50 power quality measurements (PQMs). Once deployed, software embedded in the meters allows utilities to make changes that once required a truck roll (customer visit), such as a firmware upgrade or connect/disconnect, to be completed with the click of a mouse. Reducing the number of truck rolls enables utilities to achieve a faster return on their investment.

•
Distributed Control Nodes (DCNs) or Data Concentrators: Located at the medium-voltage/low-voltage transformer, the DCNs or Data Concentrators connect smart meters and OSGP-based grid devices, such as load controllers or water and gas meter gateways, to the wide area network (WAN). These products can accommodate hardware expansion and run multiple software applications, allowing utilities to add new functionalities efficiently.

•
NES System Software: NES System Software allows a utility to deploy, configure, audit, diagnose, and retrieve data from our smart meters and other OSGP-based devices connected to the low-voltage grid. The NES System Software communicates with a utility's middleware using a scalable, standards-based interface. Using standard Web services interfaces, the NES System Software integrates with the software and servers deployed at the data center as well as with leading meter data management (MDM) solutions. The NES System Software makes the operation of the integrated network transparent to a utility's application developers, allowing them to focus their expertise on issues important to the utility, such as outage avoidance, power quality management, and load shedding, among other things.

•
Element Manager: Our Element Manager is browser-based software employed at the data center that simplifies installation and commissioning of our smart meters, other OSGP-based grid devices, and Echelon Control Nodes. It provides network analysis, graphed statistics, and automated network management.

•
Control Point Modules: Our Control Point Modules are IIoT devices that enable OEMs to build OSGP compliant smart grid devices, such as smart meters, load controllers, and electric vehicle (EV) chargers. Devices that incorporate our Control Point Modules are completely and securely interoperable, end to end, with our NES Smart Metering System, creating the opportunity for OEMs to sell their products and services to our global installed base of utility customers.

Go-To-Market (Sales) Strategy

IIoT

We sell our platform for the IIoT markets to buildings, lighting and industrial controls OEMs directly and through distribution worldwide. These efforts are supported with worldwide sales, application engineering, technical, and industry experts working in the U.S. as well as China, Hong Kong, Japan, South Korea, Germany, Italy, the Netherlands, and the United Kingdom. In street lighting, in addition to selling our platform to lighting OEMs worldwide, in some geographies, Echelon also offers a complete solution consisting of Echelon branded outdoor lighting controllers and Echelon branded segment controllers to end customers such as municipalities and cities through local system integration partners.

Echelon organizes its sales resources by region. Within a region, sales personnel work directly with large OEM customers such as Honeywell, Schneider, Siemens, Philips, Trane, and others. Sales personnel also work with distribution partners such as Avnet Memec and Itochu to reach smaller OEMs, as well as support regional system integrators on projects.

Grid Modernization

We market and sell our grid modernization solutions to electric utilities directly, and through Value Added Resellers (VARs) who offer additional products and services. In Europe and North America, we sell our complete flagship NES Smart Metering solution, which is used for metering and low-voltage distribution automation applications.

Primary customers of our NES Smart Metering System are VARs such as Eltel Networks, One Nordic, Ubitronix, EVB, Görlitz, ENERGOAUDITCONTROL, and Telvent Energia. Representative end-use customers (electric utilities) served through our VARs include SEAS-NVE, Energi Midt, and NRGi in Denmark; Vattenfall and E.ON in Sweden; Linz in Austria; and Fortum in Finland. In the United States, we sell directly to utilities such as Duke Energy.

Strategic partnering allows Echelon to reach Grid markets which otherwise would be unavailable to us, because of sales constraints or market barriers including tariffs, or government regulation. In markets such as Brazil and China, we partner with local suppliers to leverage their manufacturing and in-region expertise. For example, Brazil meter manufacturer ELO Sistemas Eletronicos (ELO) has developed and is marketing electricity meters in Brazil and elsewhere in Latin America, based on the NES platform and using Echelon components and sub-systems. We are targeting other regional markets with this platform and sub-system strategy. The platform strategy was initially implemented for the Enel project in Italy, where we have sold over 35 million PLC products. We continue to support Enel in the ongoing maintenance of this project.

Product Development

Our future success depends in large part on our ability to enhance existing products, reduce product cost, and develop new products that maintain technological competitiveness. We have made and intend to continue to make substantial investments in product development, while constantly implementing strategies to ensure reduction in overall costs incurred for product development. For example, in 2012 we formed a joint venture in Hangzhou, China with Holley Metering, a Chinese company with which we have been developing smart energy products for the Chinese market, as well as certain products for the rest of the world, in order to continue innovating while reducing product development costs.

Our strategy is to focus our product innovation efforts on unique areas where we can add value, and to partner aggressively in other areas. We focus on areas where we have leading technical expertise, including designing reliable silicon, software and vertical solutions for constrained environments; free topology communications and power-line communications; system architecture and protocols like LONWORKS and BACnet for supporting control networks; multiprotocol processing for control and enterprise networks; and interoperating with a range of other vendors' products. We partner with other companies that have specific skills outside our core expertise, such as low-cost technology or RF technologies. For example, in the case of RF, we work with partners who have 802.15 and WiFi silicon products to incorporate them into Echelon modules.

Our total expenses for product development were $22.4 million for 2013, $30.0 million for 2012, and $34.8 million for 2011. Included in these totals were stock-based compensation expenses of $0.7 million, $2.3 million, and $3.9 million, for the years ended December 31, 2013, 2012, and 2011, respectively. In addition, during 2011, we received payments of $1.5 million from a third party that were used to offset our product development expenses. Without those offsetting payments, our product development expenses would have been $36.3 million in 2011.

To date, we have not capitalized any software development costs from our development efforts.

Marketing

Our marketing efforts focus on two key elements: awareness and demand generation/sales enablement. From an awareness perspective, we seek to generate visibility and credibility of our brand, the products and solutions that we offer, and the capabilities and benefits that they bring. Our marketing program comprises press releases, advertising, collateral, published technical and thought-leadership papers, newsletters, and customer case studies describing the benefits our customers are seeing from implementing our solutions. We also participate in industry events and trade shows, speak at relevant industry conferences, and are continually enhancing our global websites.

Marketing also focuses on making it easier for our sales teams and our partners to sell our solutions. We do this through a variety of demand generation and sales enablement activities such as webinars/seminars, direct mail, lead-generation from our participation at industry exhibitions and conferences, and the production of focused selling tools such as sales playbooks, competitive analyses, and sales presentations and training. We have also formed and actively participate in two associations directly focused on the adoption of our products, LONMARK® International and the Open Smart Grid Standard Alliance, and participate in other relevant industry organizations.

We focus our sales teams using a systematic pipeline management process, whereby prospects are identified, qualified, and tracked, with the expectation that a portion of these opportunities are ultimately closed.

Training and Support

We offer a variety of technical training courses covering our products and technology. These courses are designed to provide hands-on, in-depth, and practical experience that can be used immediately by our customers to build products and vertical solutions based on our offerings. In some instances these classes are licensed to third parties in foreign markets who present them in the local language. Additionally, we offer a variety of computer-based training courses that can be taken over the Internet. We also offer telephone, e-mail, and on-site technical support to our customers on a term contract or per-incident basis. The goal of these support services is to resolve customers' technical problems in a timely manner, ensure that our products will be used properly, and shorten the time required for our customers to develop products that use our technology. Lastly, for Grid, we offer a variety of post-contract support (PCS) packages for our NES System Software and Element Manager products, which we market as Software Investment Protection (SIP). These SIP packages range from providing simple bug fixes to providing software upgrades and enhancements.

Principal Customers

During the three years ended December 31, 2013, we had five customers that accounted for a significant portion of our revenues: EBV Electronik and Avnet Europe Comm VA (“EBV/Avnet”), the primary distributors of our IIoT products in Europe; Duke Energy (“Duke”), a U.S. utility company; Enel Distribuzione Spa ("Enel"), an Italian utility company; and Telvent Energia (“Telvent”) and Eltel Networks (“Eltel”), value added resellers of our Grid products. For the years ended December 31, 2013, 2012, and 2011, the percentages of our revenues attributable to sales made to these customers were as follows:

	Year ended 31 December
	2013	2012	2011
Telvent	14.3%	29.7%	15.7%
EBV/Avnet	14.2%	8.1%	9.5%
Enel	13.7%	4.8%	4.5%
Duke	5.8%	13.7%	27.2%
Eltel	2.3%	8.1%	11.5%
Total	50.3%	64.4%	68.4%

Our international sales include both export sales and sales by international subsidiaries and accounted for 80.6% of our total revenues for 2013, 75.4% of our total revenues for 2012, and 62.8% of our total revenues for 2011.

Geographic Information

We operate in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to our customers located in the respective region. Our long-lived assets include property and equipment, goodwill, purchased technology, and deposits on our leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2013 and 2012, long-lived assets of approximately $24.6 million and $27.7 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.
Revenues are attributed to geographic areas based on the country where the customer is domiciled. Summary revenue information by geography for the years ended December 31, 2013, 2012, and 2011 is as follows (in thousands):

	Year ended 31 December
	2013	2012	2011
Americas	$18,371	$35,466	$60,706
EMEA	54,295	84,189	80,248
APJ	13,494	14,362	15,533
Total	$86,160	$134,017	$156,487

Supply Chain

Our supply chain strategy uses manufacturing services from third parties where it reduces our costs and takes advantage of consolidated purchasing power. We limit our internal supply chain activities to quality inspection, system integration, custom configuration, testing, and order fulfillment. We maintain manufacturing agreements with Cypress related to the FT 3100 family of free topology transceivers. We also maintain manufacturing agreements with STMicroelectronics for production of our Pl 3100 power-line transceivers, and with Open-Silicon for production of our Neuron 5000 microcontroller and the FT 5000 free topology receiver.

For most of our products requiring assembly, we use third-party contract electronic manufacturers (CEMs), including Jabil and TRP (formerly TYCO). These CEMs procure material and assemble, test, and inspect the final products to our specifications.

Working Capital

As of December 31, 2013, we had working capital, defined as current assets less current liabilities, of $57.1 million, which was a decrease of approximately $15.6 million compared to working capital of $72.7 million as of December 31, 2012.

As of December 31, 2013, we had cash, cash equivalents, and short-term investments of $57.6 million, which was a decrease of approximately $4.3 million compared to a balance of $61.9 million as of December 31, 2012. Cash used in operating activities in 2013 of $1.1 million was primarily the result of a net loss of $18.4 million, partly offset by changes in operating assets and liabilities of $10.7 million, non-cash charges for depreciation and amortization expense of $4.0 million and stock-based compensation expenses of $2.5 million.

Competition

We believe the markets for our products are competitive and becoming more competitive in terms of pricing, product features, and distribution. In each of our markets, our competitors include both small companies as well as some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners.

In our IIoT market, our key competitors include established companies such as Digi International, STMicroelectronics, Maxim Integrated Products, Texas Instruments, and Siemens. We also see competition from embedded control companies like Freescale Semiconductor and Intel Corporation. In addition , the market has attracted and will continue to attract well-funded, venture-backed start-up companies.

Key competitors in the Grid market include ESCO Technologies, Elster Group, Enel, General Electric, IBM, Iskraemeco, Itron Inc., Kamstrup A/S, Landis+Gyr (a subsidiary of Toshiba), Siemens, and Silver Spring Networks.

Key industry standard and trade group competitors include BACnet, Konnex, DALI, DeviceNet, HART, Profibus, ZigBee,

and the ZWave Alliance in the IIoT market, and DLMS in the Grid market.

To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new products, features, and services in a timely and efficient manner. The principal competitive factors that affect the markets for our products include:

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

Additionally, while our product implementations are proprietary to Echelon and are often protected by unique, patented processes, key technologies such as LONWORKS, IzoT, and OSGP are open, meaning that many of our basic control networking patents are broadly licensed without royalties or license fees. For instance, all of the network management commands required to develop software that competes with our LNS software are published as are the messages used by NES field devices. As a result, our customers are capable of developing hardware and software solutions that compete with many of our products.

Government Regulation

Many of our products and the markets and industries in which they are used are subject to U.S. and foreign regulation as well as local, industry-specific codes and requirements. For example, the power-line medium, which is the communications medium used by some of our products, is subject to special regulations in North America, Europe, and Japan. In general, these regulations limit the ability of companies to use power lines as a communication medium. In addition, some of our competitors have attempted to use regulatory actions to reduce the market opportunity for our products or to increase the market opportunity for their own products. We have resisted these efforts and will continue to oppose competitors' efforts to use regulation to impede competition in the markets for our products. Our business might also be affected by other regulatory factors, including public utility commission or similar approvals and government mandates, the outcome and timing of which may be affected by matters unrelated to smart grid deployment. This could lead to an extension of the sales cycle or even cancellation of a customer's order.

In addition, the market for our products might experience a movement toward standards-based protocols driven by governmental action, such as smart grid standards being considered in the U.S. by the National Institute of Standards and Technology (NIST), and the EU 441 mandate, which directs European standards organizations to create standards for smart metering interoperability. To the extent that we do not adopt such protocols or do not succeed in achieving adoption of OSGP and other protocols we use as standards or de facto standards, sales of our products might be adversely affected. The adoption of voluntary standards or the passage of governmental regulations that are incompatible with our products or technology could limit the market opportunity for our products, which could harm our revenues, results of operations, and financial condition.

Proprietary Rights

We own certain registered patents in the United States and in selected foreign countries. Many of the specific patents that are fundamental to LONWORKS technology have been licensed to our customers with no license fee or royalties.

We also hold several trademarks in the United States and select foreign countries, many of which are registered, including Echelon, LonBuilder, LonTalk, LONWORKS, Neuron, LON, LonPoint, LonMaker, IzoT, LNS, LonManager, Digital Home, and NodeBuilder.

Employees
As of February 28, 2014, we had 192 employees worldwide, of which 66 were in product development, 44 were in sales and marketing, 37 were in general and administrative, 33 were in operations, and 12 were in customer support and training. About 120 employees are located at our headquarters in California and 23 employees are located in other offices throughout the United States. Our remaining employees are located in eleven countries worldwide, with the largest concentrations in China, Hong Kong, the Netherlands, and the United Kingdom. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe relations with our employees are good.
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
Executive Officers of the Registrant
Ronald Sege, age 56, has been our President and Chief Executive Officer and a member of our board of directors since August 2010. He has been Chairman of the Board of Directors since October 2011. Prior to joining Echelon, he was President and Chief Operating Officer of 3Com Corporation from 2008 to 2010. He held the position of President and CEO of Tropos Networks from 2004 to 2008, and was the President and CEO of Ellacoya Networks from 2001 to 2004. Earlier in Mr. Sege's career, he was Executive Vice President at Lycos from 1998 to 2001 and he spent 10 years at 3Com holding various Executive Vice President and Vice President positions. Mr. Sege received his B.A. in Economics from Pomona College and earned an M.B.A. from the Harvard Business School.
William R. Slakey, age 55, has been our Executive Vice President & Chief Financial Officer since November 2011. Mr. Slakey joined our company from LiveOps Inc., where he served as Chief Financial Officer. He has also held the position of Chief Financial Officer at Extreme Networks and Handspring, Inc., as well as at several private companies including SnapTrack and Tropos Networks. Previously, Mr. Slakey held senior finance and investor relations positions at 3Com and Apple. Mr. Slakey holds a B.A. in Economics from the University of California and an M.B.A. from the Harvard Business School.
Michael T. Anderson, age 44, has been our Senior Vice President and General Manager, Grid Modernization, since February 2013. Previously he served as our Senior Vice President, Worldwide Markets from January 2012 to January 2013, and as our Senior Vice President of Utilities Sales & Market Development from November 2009 to December 2011. Mr. Anderson joined our company from Telcordia Technologies, where he was President of the Next Generation software division, focused on telecommunications companies globally. From 2001 to 2004, he was Vice President of Marketing & Business Development for ADC Software division. Prior to joining ADC, Mr. Anderson served as President & CEO of two startup technology companies, Big Planet and Telismart, which were both sold under his leadership. Prior to these assignments, he was Vice President of Product Development for GST Telecom, a company that was acquired by Time Warner. Mr. Anderson started his career with AT&T in 1992. He holds a B.A. from the University of Washington.
Russell Harris, age 52, joined us in September 2001 as our Senior Vice President of Operations. Prior to joining our company, he served as the Vice President of Operations for NetDynamics from 1996 until its acquisition by Sun MicroVertical Solutions in 1998. From 1998 to 1999, Mr. Harris served in a management transition role for Sun MicroVertical Solutions. From 1991 to 1996, Mr. Harris was the Director of Operations at Silicon Graphics, Inc. From 1985 through 1991, he held various positions at Convergent Technologies and Unisys Corporation. His last position at Unisys was as Director of IT for Worldwide Operations. Mr. Harris earned B.S. and M.S. in Industrial Engineering from Stanford University.
Alicia Jayne Moore, age 54, has been our Senior Vice President and General Counsel since July 15, 2013. Prior to joining our company, Ms. Moore provided strategic legal and business consulting services to several public and private companies and foundations from 2008 to 2013. Prior to that, Ms. Moore was the Vice President, Corporate Business Development, General Counsel and Secretary for Extreme Networks, Inc.  She also served as General Counsel for AristaSoft, Inc. and Adaptec, Inc.  Ms. Moore practiced law as an associate in the law firms of Coudert Brothers, LLP and Ware & Friedenrich, LLP (now DLA Piper). Ms. Moore received an A.B degree in International Relations from Stanford University, and her law degree from U.C.L.A. School of Law.
Varun Nagaraj, age 48, has been our Senior Vice President and General Manager, Industrial Internet of Things, since February 2013. Previously he served as our Senior Vice President, Product Management and Marketing from January 2011 to January 2013. Prior to joining our company, Mr. Nagaraj was the CEO of NetContinuum. Prior to NetContinuum, he served as Executive Vice President of Marketing and Customer Operations for Ellacoya. Prior to Ellacoya, he was Vice President of Product Management and Marketing at Extreme Networks. Mr. Nagaraj was previously a Partner at PRTM, a leading management consulting company focused on product and operations strategy. He started his career at HP. He received a B.S.E.E. from IIT Bombay, an M.S. in Computer Engineering from North Carolina State University, and an M.B.A. from Boston University.
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
There can be no guarantee that the IIoT market will develop as expected, or that we will be successful in pursuing opportunities in this market.
We currently intend to devote significant effort and resources to leverage our technology and develop and launch our platform to customers within the IIoT market. The IIoT market is an emerging, evolving and dynamic area with many potential players and undefined market opportunities. Our efforts to capitalize on these opportunities may not be successful in the near term, or at all. If the IIoT market does not materialize as anticipated, or if our product offerings are not accepted and utilized, we will have devoted a significant amount of time and resources without any return on our investment. This could cause us to suffer significant financial losses and could also have a negative impact on our reputation and results of operations, any of which would likely cause our stock price to decline.
Our Grid revenues may not meet expectations, which could cause volatility in the price of our stock.
We and our partners sell our smart metering and distribution automation products to utilities, and we expect these sales to continue to represent a substantial portion of our revenues. For several reasons, sales cycles with utility companies can be extended and unpredictable. Utilities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending, and their spending is likely to be adversely impacted by continuation of challenging economic conditions. In addition, in many instances, a utility may require one or more field trials of a smart grid system (such as one based on our NES Smart Grid System or our smart grid subsystem products) before moving to a volume deployment. There is also generally an extended development and integration effort required in order to incorporate a new technology into a utility's existing infrastructure. A number of other factors may also need to be addressed before the utility decides to engage in a full-scale deployment of our NES Smart Grid System, including:

•	the continuing limited investment in the smart grid markets;

•	economic factors affecting the individual utility, in particular, and the area in which it operates, in general;

•
regulatory factors, including public utility commission or similar approvals as well as government mandates, the outcome and timing of which may be affected by matters unrelated to smart grid deployment; standards compliance; or internal utility requirements that may affect the smart metering system or the timing of its deployment;

•	the time it takes for utilities to evaluate multiple competing bids, negotiate terms, and award contracts for large scale metering system deployments;

•	the risk of cancellation during deployment due to regulatory, government and geopolitical changes;

•	the deployment schedule for projects undertaken by our utility or systems integrator customers; and

•	delays in installing, operating, and evaluating the results of a smart grid field trial that is based on our NES Smart Grid System.

As a result, we can often spend several years working either directly or through a reseller to make a sale to a utility. At the end of that lengthy sales process, particularly in view of increasing competition in the Smart Grid market and continuing economic challenges, there is no guarantee that we will be selected by the utility.

In addition, shipment of Grid products used in smart grid to a particular jurisdiction or customer is generally dependent on either obtaining regulatory approval for the NES meter or other products, including modifications to those products, from a third party for the relevant jurisdiction, or satisfying the customer’s internal testing requirements, or both.  Further, shipment of

Grid products into some jurisdictions requires our contract manufacturers to pass certain tests and meet various standards related to the production of our NES meters.  Failure to receive any such approval on a timely basis or at all, or failure to maintain any such approval, would have a material adverse impact on our ability to ship our Grid products, and would therefore have an adverse effect on our results of operations and our financial condition.
Once a utility decides to move forward with a large-scale deployment of a smart grid project that is based on our NES Smart Grid System, the timing of and our ability to recognize revenue on our Grid product shipments will depend on several factors. These factors, some of which may not be under our control, include shipment schedules that may be delayed or subject to modification, other contractual provisions, such as customer acceptance of all or any part of the NES Smart Grid System, our ability to manufacture and deliver quality products according to expected schedules, customer cancellation rights and customer financial standing.
In addition, the revenue recognition rules relating to products such as our NES Smart Grid System may also require us to defer some of our Grid revenues until certain conditions are met in a future period. For example, in 2011, we began shipping hardware products to a customer for which we had not yet delivered a final version of the related firmware. As a result, we were not able to recognize the revenue associated with that hardware until two quarters later, when the firmware was delivered because payment for the hardware was contingent upon delivery of the firmware.
As a consequence of competition, generally long sales cycles, unpredictable delay factors and revenue recognition policies, our ability to accurately predict the amount of Grid revenues that we may expect to recognize in any given fiscal quarter is likely to be limited. As Grid revenues account for a substantial percentage of our overall revenues, we are likely to have increasing difficulty in projecting our overall financial results. Our inability to accurately forecast future revenues is likely to cause our stock price to be volatile.
Sales of our products may fail to meet our financial targets, which would harm our results of operations.
If we are unable to receive orders for, ship, and recognize revenue for our products in a timely manner and in line with our targets (and often in the same year), our financial results will be harmed. We have invested and intend to continue to invest significant resources in the development and sales of our products, including our Grid products, such as our Smart Grid portfolio of products, and products for sale in the emerging IIoT market. Our long-term financial goals include expectations for a return on these investments, but we may or may not ever realize any return whatsoever on these investment of resources. To date the revenues generated from sales of these Grid products have not consistently yielded gross margins in line with our long term goals for this product line on a sustained basis. Our Grid products also continue to experience downward pricing pressures due to intense competition. In addition, we have also experienced downward pricing pressures on our IIoT products for the Smart Grid, reducing our gross margins for those products. In recent times, we have noted that our market share in the IIoT business has reduced due to increased competition, reduced levels of investment in our LONWORKS product line, and pricing pressures faced around the world.
In order to achieve our financial targets, we must meet the following objectives:

•	Increase acceptance of our products in our target markets in order to increase our revenues;

•	Achieve acceptance of our products in the IIoT market;

•
Increase gross margin from our Grid revenues by continuing to reduce the cost of manufacturing our Grid products, while at the same time managing manufacturing cost pressures associated with commodity prices and foreign exchange fluctuations;

•	Manage our operating expenses to a reasonable percentage of revenues; and

•	Manage the manufacturing transition to reduced-cost Grid products.
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

Competition in our markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, rapid changes in customer or regulatory requirements, and localized market requirements. Competition in the Grid market has increased as the smart metering industry has faced very slow growth and ongoing consolidation, particularly in Europe. In each of our existing and new target markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses.
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
Competitors for our Grid products include ESCO, Elster, Enel, GE, IBM, Iskraemeco, Itron, Kamstrup, Landis+Gyr (a subsidiary of Toshiba), Siemens, and Silver Spring Networks, which directly or through IT integrators such as IBM or telecommunications companies such as Telenor, offer metering systems that compete with our Grid offerings.

In the IIoT market, our competitors include some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. Key company competitors include companies such as Digi, STMicroelectronics, Maxim, Texas Instruments, and Siemens. Key industry standard and trade group competitors include BACnet, Konnex, DALI, DeviceNet, HART, Profibus, ZigBee, and the ZWave Alliance in the IIoT market, and DLMS in the Grid Modernization market. Each of these standards and/or alliances is backed by one or more competitors. For example, the ZigBee alliance includes over 300 member companies with promoter members, such as Ember, Emerson, Freescale, Itron, Kroger, Landis+Gyr (a subsidiary of Toshiba), Philips, Reliant Energy, Schneider Electric, STMicroelectronics, Tendril, and Texas Instruments.
Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, and broader product offerings. In addition, the Grid market is experiencing a trend towards consolidation. As a result, these competitors may be able to devote greater resources to the development, marketing, and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. If we are unable to compete effectively in any of the markets we serve, our revenues, results of operations, and financial position would be harmed.
We are dependent on our outsourcing arrangements.

We are dependent on third-party providers for the manufacturing of most of our products requiring assembly. We also rely on third parties, including our joint venture with Holley Metering in China, for portions of our development activities. Many of these third-party providers are located in markets that are subject to political risk, intellectual property misappropriation, corruption, infrastructure problems and natural disasters in addition to country specific privacy and data security risks, given current legal and regulatory environments. The failure of these service providers to meet their obligations and adequately deploy business continuity plans in the event of a crisis and/or the development of significant disagreements, natural or man-made disasters or other factors that materially disrupt our ongoing relationship with these providers could negatively affect our operations.

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
We also maintain manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products. Echelon sources the FT 3100 family of transceivers from Cypress Semiconductor. Cypress also is the sole licensee, manufacturer and distributor for the Cypress Neuron, which is an important part of the LONWORKS portfolio. As a result, we or our customers may experience longer lead times and higher pricing for these parts, which could result in reduced orders for our products from these same customers. In addition, Cypress Semiconductor could decide to reduce or cease production of the Neuron chip in the future, at any time, with or without advance notice to us.
We sole source the PL 3100 family of powerline communication transceivers from STMicroelectronics’ foundry. The FT 5000 free topology transceiver and the Neuron 5000 are sole sourced from the Taiwan Semiconductor Manufacturing Company (TSMC) foundry through our aggregator Open Silicon. In addition, we currently purchase several key products and components from sole or limited source suppliers with which we do not maintain signed agreements that would obligate them to supply to us on negotiated terms. Any sole source relationship could make us vulnerable to price increases, particularly where we do not maintain long-term supply agreements with the supplier, or to supply disruptions that would result if the supplier issued an end of life notice with respect to a key product.
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
We may also elect to change any of these key suppliers or to move manufacturing to our Chinese joint venture. As part of such a transition, we may be required to purchase certain raw material and in-process inventory from the existing supplier and resell it to the new source. In addition, if any of our key suppliers were to stop manufacturing our products or supplying us with our key components, it could be expensive and time consuming to find a replacement. Also, as our Grid business grows, we will be required to expand our business with our key suppliers or find additional sources of supply. There is no guarantee that we would be able to find acceptable alternative or additional sources. Additional risks that we face if we must transition between CEMs include:

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

This uncertainty about future economic and political conditions continues to make it difficult for us to forecast operating results and to make decisions about future investments. We continue to see the effects of the tentative economy on both our Grid and IIoT revenues, particularly in locations where government support for energy-related projects has ended or will end in the near future. More particularly, the smart grid markets continue to be sluggish in many parts of the world that we have targeted.

If economic activity in the U.S. and other countries’ economies remains weak, many customers may continue to delay, reduce, or even eliminate their purchases of networking technology products. This could result in reductions in sales of our products, longer sales cycles, slower adoption of our technologies, increased price competition, and increased exposure to excess and obsolete inventory. For example, distributors could decide to reduce inventories of our products. Also, the inability to obtain credit could cause a utility to postpone its decision to move forward with a large scale deployment of our Grid products. If conditions in the global economy, U.S. economy or other key vertical or geographic markets we serve remain uncertain or continue to be weak, we would experience material negative impacts on our business, financial condition, results of operations, cash flow, capital resources, and liquidity.
If we are not able to develop or enhance our products in a timely manner, our revenues will suffer.

Due to the nature of development efforts in general, we often experience delays in the introduction of new or improved products beyond our original projected shipping date for such products. Historically, when these delays have occurred, we experienced an increase in our development costs and a delay in our ability to generate revenues from these new products. In addition, such delays could cause us to incur penalties if our deliveries are delayed, could otherwise impair our relationship with any of our customers that were relying on the timely delivery of our products in order to complete their own products or projects, or could cause the customer to cancel orders or to seek alternate sources of supply or other remedies. We believe that similar new product introduction delays in the future could also increase our costs and delay our revenues. For example, we plan to reinvest in our foundational technology to broaden the applicability of our control networking platform into new markets, including but not limited to the IIoT market. Any delay in the introduction of new products from such research could impact future revenue targets or forecasts.

For Grid products we are sometimes required to modify products to meet local rules and regulations. We may not be able to increase the price of such products to reflect the costs of such modifications, given competitive markets. In addition, given the long term nature of development activities, we may be required to undertake such modifications prior to receiving firm commitments or orders from our customers. In either of these or other similar scenarios, we may not be able to recover our costs attributable to required product modifications.

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

In 2012 we formed a joint venture in Hangzhou, China with Holley Metering, a Chinese company with which we have been developing smart energy products for the Chinese market, as well as certain products for the rest of the world. Operations at the joint venture could expose us to risks inherent in such activities, such as protection of our intellectual property, economic and political stability, labor matters, language and cultural differences, including cultural differences that could be construed as violations of U.S. or other anti-bribery laws; and the need to manage product development, operations and sales activities that are located a long distance from our headquarters. The management of new product development activities, the sharing or transfer of technological capabilities to the joint venture and/ or the establishment of new manufacturing facilities associated with new products in particular, will expose us to risks. For example, it is possible that the product offerings from the joint venture will not be completed on time, will not receive necessary governmental approvals, will not perform as planned, will not meet sales targets or otherwise will not meet market demands. In addition, from time to time in the future, our joint venture partner may have economic or business interests or goals that are different from ours. Although our company currently has a 51% interest in the joint venture, the venture’s governing documents call for our partner’s approval on certain key matters, so we cannot provide assurance that the joint venture will be able to satisfy our corporate objectives. In addition, the joint venture documents will require us to make equity contributions from time to time up to specified amounts. If the joint venture business does not progress according to our plans and anticipated timing, our investment in the joint venture may not be successful and we may not generate significant revenue from it.
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

We currently expect that our combined cash, cash equivalent, and short-term investment balances will decline during 2014.
As our cash balances decline, customers or potential customers may become less interested in doing business with our company, or we may not satisfy the financial criteria they have established for their suppliers. In addition, from time to time we may also decide to use a portion of our cash balances to settle alleged warranty issues that may arise with our customers or¸ as noted in the section regarding Legal Actions, in connection with litigation. We may do so even if we do not believe we have liability to our customers or in connection with such litigation, in order to limit our risk, reduce outlays to third party providers, and for administrative convenience. In the future, to the extent that our revenues grow or as we may determine necessary to maintain adequate supply levels, we may experience higher levels of inventory and accounts receivable, which will also use our cash balances. In addition, to the extent we plan to make alternate uses of our facilities, we may incur additional cash expenditures. In addition, we may use our cash reserves to strategically acquire or invest in other companies, products, or technologies that are complementary to our business. Lastly, our combined cash, cash equivalents, and short-term investment balances could be negatively affected by the various risks and uncertainties that we face and any changes in our planned cash outlay could negatively affect our existing cash reserves.

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
While we generate revenue from numerous customers worldwide, our sales are currently concentrated within a relatively small group of customers and we expect this trend to continue. During the year ended December 31, 2013, a large percentage of our revenue, approximately 50%, came from sales to our top five customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often result in the allocation of risk to us as the supplier. In addition, if upon its expiration, or upon completion of the related project installation, a large customer contract is not replaced with new business of similar magnitude, our revenue and gross margin would be adversely affected. Our ability to maintain strong, long-term relationships with our key customers is essential to our future performance.
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
Because we may incur penalties, be liable for damages, or otherwise subject to adverse contractual provisions with respect to sales of our Grid products, we could incur unanticipated liabilities or suffer other negative impacts to our business or operating results.
The agreements governing the sales of our NES Smart Grid System products may expose us to penalties, damages, order cancellations, and other liabilities, or may require us to post bonds or other collateral, in the event of, among other things, late deliveries, late or improper installations or operations, failure to meet product specifications or other product failures, failure to achieve performance specifications, indemnities, or other compliance issues. Even in the absence of such contractual provisions, we may agree, or may be required by law, to assume certain liabilities for the benefit of our customers. In addition, the contractual provisions governing sales of our Grid or other products could give our customers cancellation rights, even in the absence of a material failure by our company, such as upon the failure of conditions that are outside of our control. Such liabilities or rights could have an adverse effect on our financial condition and operating results.
Voluntary and/or industry standards and governmental regulatory actions in our markets could limit our ability to sell our products.
Standards bodies, which are formal and informal associations that attempt to set voluntary, non-governmental product standards, are influential in many of our target markets. We participate in many voluntary and/or industry standards organizations around the world in order to help prevent the adoption of exclusionary standards as well as to promote standards for our products. However, we do not have the resources to participate in all standards processes that may affect our markets and our efforts to influence the direction of those standards bodies in which we do participate may not be successful. Many of our competitors have significantly more resources focused on standards activities and may influence those standards in a way that would be disadvantageous to our products and thereby make it difficult for us to achieve our business and financial objectives.
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

In addition, the markets for our Grid and IIoT products may experience a movement towards standards based protocols driven by governmental action, such as those being considered in the U.S. by NIST and in Europe by those related to the EU 441 mandate. We are also attempting to gain widespread adoption for our Open Smart Grid Protocol, which is used by smart meters and other devices within our NES Smart Grid System. To the extent that we do not adopt such protocols or do not succeed in achieving adoption of our own protocols as standards or de facto standards, sales of our Grid and IIoT products may be adversely affected. Moreover, even if our own protocols are adopted as standards, we run the risk that we could lose business to competing implementations.

The adoption of voluntary and/or industry standards or the passage of governmental regulations, for example by state utility commissions or national regulatory bodies such as FERC in the United States and PTB or BSI in Germany, that are incompatible with our products or technology could limit the market opportunity for our products or result in increased costs, which could harm our revenues, results of operations, and financial condition.
We are dependent on technology systems and third-party content that are beyond our control.

Our success in the IoT market will depend in part on the availability of online services and Internet connections to facilitate data transmission.  In most instances, these services will be provided by third parties and will be outside of our control.  As a result, it may be difficult to identify the source of problems if they occur. Even when we are not responsible for connectivity or other problems, users of our products may attribute the problem to us. This could diminish our brand and harm our business, divert the attention of our technical personnel from our product development efforts or cause significant customer relations problems.

If our IIoT or Grid solutions become subject to cyber-attacks, or if public perception is that they are vulnerable to cyber-attacks, our reputation and business would suffer.

We have designed our IIoT and Grid products and solutions products to interoperate with other third party products and systems.  Although we attempt to safeguard our products and solutions from cybersecurity threats, the potential for cyber security attacks continues to evolve in scope and frequency.  Advances in and expanding availability of technical tools to enable such attacks, and increasing sophistication of the threats, deepen the risk of potential security failures.  This risk expands as new protocols and devices are implemented into our products and systems, and as customer requirements evolve.  Should our products or solutions, or the combination of our products into third party systems, fail to prevent or be unable to withstand any such threats or cyber-attacks, or if our partners or customers fail to safeguard the technologies, products or the systems with adequate security policies or otherwise, our business and reputation may be harmed.

We have attempted to design certain of our products to prevent and monitor unauthorized access, misuse, modification or other activities related to those products and the systems into which the products are intended to be placed. Despite our security measures, our products or systems may be subject to unauthorized break ins, viruses, disruptions, high-jacking, cyber terrorism, misuse, or other unauthorized tampering or modification. Should our products fail to perform, or be unable to withstand a cyber-attack, our company could face legal liability, and encounter material adverse financial and reputational harm.

In addition, we believe that there could be incidents of security breaches in the future which could receive a high degree of publicity and visibility, regardless of whether or not the problem is due or related to the performance of our particular products or systems.  Any such publicity could have a negative effect on public confidence, or cause a perception that our solutions are or could be subject to similar attacks or breaches, and our business, operating results and financial condition may be materially adversely affected. Such an event could also result in a material adverse effect on the market price of our common stock, independent of the direct effects on our business.

Furthermore, because some of the information collected by some of our solutions, is or could be considered confidential consumer information in some jurisdictions, a cyber-attack could cause a violation of applicable privacy, consumer or security laws, which could cause our company to face financial or legal liability, should a security breach occur, which could have a material adverse effect on the Company.

Information Technology system security failures, cyber-attacks, and other technological breaches could cause harms to the Company.

We also rely on the security of our third party providers to protect our proprietary information and information of our customers.  Information technology system failures, including a breach of our or our third party providers’ data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, an unintentional disclosure of customer information.  Despite our implementation of security measures or those of our third party providers, information systems may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers’ data or otherwise disrupt our systems.   Any such breach could have a material adverse effect on our business, operating results and our reputation as a provider of data collection, and secure and reliable device connection, collaboration and communications solutions, including legal claims for damages or injunctive relief under state, federal and foreign laws, reputational damage, and decreased revenues.
The sales cycle for our IIoT products is lengthy and unpredictable.
The sales cycle between initial IIoT customer contact and execution of a contract or license agreement with a customer or purchaser of our products, can vary widely. Initially, we must educate our customers about the potential applications of and cost savings associated with our products. If we are successful in this effort, OEMs typically conduct extensive and lengthy product evaluations before making a decision to design our products into their offerings. Once the OEM decides to incorporate our products, volume purchases of our products are generally delayed until the OEM’s product development, system integration, and product introduction periods have been completed. In addition, changes in our customers' budgets, or the priority they assign to control network development, could also affect the sales cycle.
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
We manufacture and sell products incorporating electronic components that may contain materials that are subject to government regulation in the locations in which our products are manufactured and assembled, as well as the locations where we sell our products. Since we operate on a global basis, maintaining compliance with regulations concerning the materials used in our products is a complex process that requires continual monitoring of regulations and ongoing compliance procedures. For example, in 2012 the European Union issued recast regulations regarding the “Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment: (RoHS)”and in 2014, the SEC rules requiring companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo (DRC) or an adjoining country (Rule for Disclosing Use of Conflict Minerals) also become effective. The adoption of any unanticipated new regulations that significantly impact the various components we use or require that we use more expensive components would have a material adverse impact on our business, financial condition and results of operations.
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
Our products may contain or may be alleged to contain errors or failures, including those relating to actual or potential security breaches. In addition, our customers or their installation partners may improperly install or implement our products, which could delay completion of a deployment or hinder our ability to win a subsequent award. Furthermore, because of the low cost and interoperable nature of our IIoT products, LONWORKS technology could be used in a manner for which it was not intended.
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
We only recognize revenue when we believe collectability is reasonably assured. However, only a relatively small percentage of our outstanding accounts receivables are covered by collateral, credit insurance, or acceptable third-party guarantees. In addition, our standard terms and conditions require payment within a specified number of days following shipment of product, or in some cases, after the customer’s acceptance of our products. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. Additionally, when one of our resellers makes a sale to a utility, we face further credit risk, and we may defer revenue, due to the fact that the reseller may not be able to pay us until it receives payment from the utility. This risk could become more magnified during a particular fiscal period if the resellers facing credit issues represent a significant portion of our accounts receivable during that period. As economic conditions change and worsen, certain of our direct or indirect customers may face liquidity concerns and may be unable to satisfy their payment obligations to us or our resellers on a timely basis or at all, which would have a material adverse effect on our financial condition and results of operations. Our revenues are highly concentrated with 50% of our revenues during 2013 being attributable to five customers and 56% of our December 31, 2013 accounts receivable balance being attributable to these same customers. This concentration risk further increases our credit exposure.
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
We market our Grid products directly, as well as through selected VARs and integration partners. We believe that a significant portion of our Grid sales will be made through our VARs and integration partners, rather than directly by us. To date, our VARs and integration partners have greater experience in overseeing projects for utilities. As a result, if our relationships with our VARs and integration partners are not successful, or if we are not able to create similar distribution channels for our Grid products with other companies in other geographic areas, revenues from sales of our Grid products may not meet our financial targets, which will harm our operating results and financial condition.
Historically, significant portions of our IIoT revenues have been derived from sales to distributors, including EBV, the primary independent distributor of our products to OEMs in Europe. Our distributor agreement with Avnet is scheduled to expire in June 2014. If our distributor relationship with Avnet is not successful, our business, revenues, and financial results will suffer.
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
LONWORKS and IzoT technology are open, meaning that many of our technology patents are broadly licensed without royalties or license fees. As a result, our IIoT customers are able to develop hardware and software solutions that compete with some of our products. Because some of our customers are OEMs that develop and market their own control systems, these customers, in particular, could develop competing products based on our open technology. For instance, we have published all of the network management commands required to develop software that competes with our LNS software.
In addition, many of our IIoT competitors are dedicated to promoting closed or proprietary systems, technologies, software and network protocols or product standards that differ from or are incompatible with ours. We also face strong competition from large trade associations that promote alternative technologies and standards for particular vertical applications or for use in specific countries. These include BACnet, DALI, and KNX in the buildings market; DeviceNet, HART, and ProfiBus in the industrial controls market; TCN in the rail transportation market; DLMS in the electric metering market; and Echonet, ZigBee, and Z-Wave in the home control market.
Our technologies, protocols, or standards may not be successful or we may not be able to compete with new or enhanced products or standards introduced by our IIoT product line competitors, which would have a material adverse effect on our revenues, results of operations, and financial condition.
We face currency risks associated with our international operations.
We have operations located in seven countries and our products are sold in many more countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 81%, 75% and 63%, of our total revenues for the years ended December 31, 2013, 2012, and 2011, respectively. We expect that international sales will continue to constitute a significant portion of our total net revenues. Given our high dependency on sales of our products into Europe, the ongoing escalation in the financial crisis in that region could adversely affect our financial results significantly.
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
With respect to the relatively minimal amount of our revenues generated in foreign currencies, our historical foreign currency exposure has been related primarily to the Japanese Yen and has not been material to our consolidated results of operations. However, in the future, we expect that some foreign utilities may require us to price our Grid products in the utility's local currency, which will increase our exposure to foreign currency risk.
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
When we sell our NES Smart Grid System products to an electric utility directly, we may be required to assume responsibility for installing the NES Smart Grid System in the utility's territory, integrating the NES Smart Grid System into the utility's operating and billing system, overseeing management of the combined system, working with other of the utility’s contractors, and undertaking other activities.  To date, we do not have any significant experience with providing these types of services. As a result, when we sell directly to a utility, it may be necessary for us to contract with third parties to satisfy these obligations. We cannot assure you that we would find appropriate third parties to provide these services on reasonable terms, or at all.  Assuming responsibility for these or other services would add to the costs and risks associated with NES Smart Grid System installations, and could also negatively affect the timing of our revenues and cash flows related to these transactions.
Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our operating results and financial condition.

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. If we acquire businesses, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.
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
Our quarterly and annual results have varied significantly from period to period, and we have sometimes failed to meet securities analysts' expectations. Moreover, we have a history of losses and cannot assure you that we will achieve sustained profitability in the future. Our future operating results will depend on many factors, many of which are outside of our control, including the following:

•	orders may be cancelled;

•	the mix of products and services that we sell may change to a less profitable mix;

•	shipment, payment schedules, and product acceptance may be delayed;

•	our products may not be purchased by utilities, OEMs, systems integrators, service providers and end-users at the levels we project;

•	our ability to develop products that comply with future regulations and trade association guidelines;

•	we may be required to modify or add to our Grid product offerings to meet a utility’s requirements, which could delay delivery and/or acceptance of our products or increase our costs;

•
the revenue recognition rules relating to products such as our NES Smart Grid System could require us to defer some or all of the revenue associated with Grid product shipments until certain conditions, such as delivery and acceptance criteria for our software and/or hardware products, are met in a future period;

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

•
any future impairment charges related to goodwill, other intangible assets, and other long-lived assets, as well as costs or impairment charges associated with leasing excess facilities, required to be recorded under generally accepted accounting principles in the United States may negatively affect our earnings and financial condition.

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
Future regulation of the Internet may slow our growth, resulting in decreased demand for our services and increased costs of doing business.
Access to the Internet is a key component of the IIoT market. State, federal and foreign regulators could adopt laws and regulations that impose additional burdens on companies that conduct business over the Internet. The growth and development of the market for online services may prompt calls for more stringent consumer protection laws or laws that may inhibit the use of Internet-based communications or the information contained in these communications. The adoption of any additional laws or regulations may impact the growth of the IIoT market. Any new legislation or regulations, application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or application of existing laws and regulations to the IIoT and other related services could increase our costs and harm our growth.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
At our corporate headquarters in San Jose, California, we lease two buildings, each of which contains approximately 75,000 square feet of useable space. We moved to this location in October 2001. The leases for the two buildings were scheduled to expire in 2011 and 2013, respectively.
In June 2008, the building leases were amended, resulting in an extension of the lease term for both buildings through March 2020. The extended leases require minimum lease payments through March 2020 totaling approximately $48.9 million. For accounting purposes only, we are the “deemed owner” of these buildings. See Note 3 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further explanation of the accounting treatment for these leases.
We also lease office space for some of our sales and marketing employees in China, Germany, Hong Kong, Japan, the Netherlands, South Korea, and the United Kingdom and for some of our research and development employees in Fargo, North Dakota, and the United Kingdom. The leases for these offices expire at various dates through 2018. As of December 31, 2013, the future minimum rental payments for all of our leased office space, including those for our corporate headquarters facilities, totaled approximately $27.8 million. For the year ended December 31, 2013, the aggregate rental expense for all leased office space (which does not include the rent expense for our corporate headquarters facility) was approximately $1.5 million.

We believe that our facilities will be adequate for at least the next 12 months. For additional information regarding our obligations under property leases, please see Note 9 of Notes to Consolidated Financial Statements included in Item 15 of Part IV of this Report.

ITEM 3. LEGAL PROCEEDINGS
For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 9, Commitments and Contingencies, in Notes to the Consolidated Financial Statements in Item 15 of Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

	Price Range
Year ended 31 December, 2013	High	Low
Fourth quarter	$2.50	$2.01
Third quarter	2.59	1.99
Second quarter	2.70	2.07
First quarter	2.97	2.07

Year ended 31 December, 2012
Fourth quarter	$4.19	$2.10
Third quarter	3.99	2.50
Second quarter	4.56	2.84
First quarter	6.34	4.16

As of March 6, 2014, there were approximately 300 stockholders of record. Because brokers and other institutions hold many shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never paid dividends on our capital stock and do not currently expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.
Equity Compensation Plan Summary Information
For information on our equity compensation plans, please refer to Note 5 to our accompanying Consolidated Financial Statements.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fourth quarter of our fiscal year ended December 31, 2013.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return on the S&P 500 Index, the S&P 500 Information Technology Index (which is comprised of those companies in the information technology sector of the S&P 500 Index) and the Cleantech Index (an index comprised of more than 60 companies such as First Solar, Siemens AG, Itron Inc., etc.). The graph assumes that $100 was invested in our common stock on December 31, 2008 and in the S&P 500 Index, the S&P 500 Information Technology Index and the Cleantech Index. Historic stock price performance is not necessarily indicative of future stock performance. Beginning this year, we have included the Cleantech Index as a comparative since we believe that this index is reflective of the environment that our company operates in.

TOTAL SHAREHOLDER RETURNS
300
250
200
150
100
50
0
Dollars
Dec08
Dec09
Dec10
Dec11
Dec12
Dec13
Years Ending
Echelon Corporation
S&P 500 Index
S&P 500 Information Technology Index
Cleantech Index

	December 2008	December 2009	December 2010	December 2011	December 2012	December 2013
Echelon Corporation	100	141.84	125.03	59.75	30.06	26.38
S&P 500 Composite Index	100	126.46	145.51	148.59	172.37	228.19
S&P 500 Information Technology Index	100	161.72	178.20	182.50	209.55	269.13
Cleantech Index*	100	138.00	148.36	118.54	127.30	159.89
*: Source- Performance graph produced by Cleantech Group, an independent third party organization, and 2013 information represents performance data only until September 30, 2013

Repurchase of Equity Securities by the Company
The following table provides information about the repurchase of our common stock during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31	2,493	$2.23	—	—
November 1 – November 30	6,515	$2.27	—	—
December 1 – December 31	421	$2.09	—	—
Total	9,429	$2.25	—	—
(1)Shares purchased that were not part of our publicly announced repurchase program represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data is derived from our consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes in Item 15 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Revenues:
Product	$83,118	$129,475	$152,699	$107,441	$100,187
Service	3,042	4,542	3,788	3,596	3,151
Total revenues	86,160	134,017	156,487	111,037	103,338
Cost of revenues:
Cost of product	41,916	75,391	87,063	59,722	56,813
Cost of service	1,087	2,171	2,262	2,464	2,418
Total cost of revenues	43,003	77,562	89,325	62,186	59,231
Gross profit	43,157	56,455	67,162	48,851	44,107
Operating expenses:
Product development	22,361	30,009	34,755	34,762	35,435
Sales and marketing	16,348	21,460	25,719	25,062	23,525
General and administrative	14,644	15,050	17,897	17,647	15,742
Litigation charges	3,452	—	—	—	—
Restructuring charges	2,522	1,176	—	1,212	—
Total operating expenses	59,327	67,695	78,371	78,683	74,702
Loss from operations	(16,170)	(11,240)	(11,209)	(29,832)	(30,595)
Interest and other income (expense), net	(702)	(362)	6	393	(28)
Interest expense on lease financing obligations	(1,235)	(1,360)	(1,468)	(1,572)	(1,668)
Loss before provision for income taxes	(18,107)	(12,962)	(12,671)	(31,011)	(32,291)
Income tax expense	311	219	329	301	(257)
Net loss	(18,418)	(13,181)	(13,000)	(31,312)	(32,034)
Net loss attributable to non controlling interest	808	363	—	—	—
Net loss attributable to Echelon Corporation stockholders	$(17,610)	$(12,818)	$(13,000)	$(31,312)	$(32,034)

Net loss per share [1]:
Basic	$(0.41)	$(0.30)	$(0.31)	$(0.76)	$(0.79)
Diluted	$(0.41)	$(0.30)	$(0.31)	$(0.76)	$(0.79)
Shares used in computing net loss per share [1]:
Basic	43,092	42,650	42,083	41,365	40,724
Diluted	43,092	42,650	42,083	41,365	40,724
Cash dividends declared per common share	—	—	—	—	—
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$57,635	$61,855	$58,656	$64,632	$80,116
Working capital	57,090	72,661	74,922	77,259	96,357
Total assets	106,128	123,583	151,705	145,570	164,437
Total liabilities	38,151	39,788	62,597	51,581	48,539
Total stockholders' equity	$67,977	$83,795	$89,108	$93,989	$115,898
1 See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing basic net loss per share, and diluted net loss per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” “goal,” “continues,” “may” and similar expressions. Forward-looking statements include statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances. In particular, these statements include statements such as: our projections of Grid and IIoT revenues; estimates of our future gross margins; statements regarding reinvesting a portion of our earnings from foreign operations; plans to use our cash reserves to strategically acquire other companies, products, or technologies; our projections of our combined cash, cash equivalent and short term investment balance; the sufficiency of our cash reserves to meet cash requirements; our expectations that our IIoT revenues will not fluctuate significantly due to a fluctuation in foreign currency sales; our forecasts regarding our sales and marketing expenses; and estimates of our interest income. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Risk Factors” section. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to review or update publicly any forward-looking statements for any reason.

EXECUTIVE OVERVIEW
Echelon Corporation was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. We are based in San Jose, California, and maintain offices in seven foreign countries throughout Europe and Asia. Our products enable everyday devices — such as air conditioners, appliances, electricity meters, light switches, thermostats, and valves — to be made “smart” and inter-connected, part of an emerging market known as the Industrial Internet of Things (IIoT). Our products can be used to make the management of electricity over the smart grid cost effective, reliable, survivable and instantaneous.

Our proven, open standard, multi-application energy control networking platform powers energy-savings applications for smart grid, smart cities and smart buildings that help customers save on their energy usage, reduce outage duration or prevent them from happening entirely, reduce carbon footprint and more. Today, we offer, directly and through our partners worldwide, a wide range of products and services.

Prior to the fourth quarter of 2013, the Company operated in one operating segment. Effective in the fourth quarter of 2013, the Company changed the way it managed the business to focus the business on two operating segments based on homogeneity of products and technology. As a result of the change, a portion of the Company's personnel organization structure, as well as its products and services, were organized along the following two operating segments:

•
IIoT: This division sells products and services aimed at Horizontal Embedded Control Platforms, such as LONWORKS and IzoT, which include components, control nodes and development software. These products are typically sold to Original Equipment Manufacturers (OEMs) to build into their industrial application solutions. Revenues from these products were previously categorized as Sub-systems revenues (including the majority of our revenues from the Enel project).

•
Grid: This division focuses on Echelon's forward-integrated products such as smart meters, devices, and software that allow electric utilities to modernize their methods for collecting billing data and vital statistics on the health and performance of their smart grid. Previously, the majority of our revenues from our Grid solutions were categorized as Systems revenue, with a small portion categorized as Sub-system revenue.

Prior to the above-mentioned change, the Company was organized as a single sales organization, a single product development organization, a single manufacturing and support organization, and G&A organizations. The Company was not structured nor was it managed in a “product line” manner. The change into the two operating segments, effective in the fourth quarter of 2013, resulted in, among other things, a complex movement affecting a majority of the Company's employees, a significant modification to the Company's departmental organization structure, and a completely new way of presenting and reviewing operating performance for the new segments. As a result of this change from one operating segment to two operating segments in 2013, it is impracticable for us to restate and analyze the segment information for the earlier periods of 2012 and

2011, except as it relates to the segment revenue information. For segment revenues, we will present comparative numbers and provide commentary on the variances. As relates to all the other line items from the Consolidated Statement of Operations generally commented upon, we shall continue to provide commentary at a Company- wide level, for reasons stated above.

Our total revenues decreased by 35.7% during 2013 as compared to 2012, driven principally by decreased sales of our Grid products. Gross margins increased by 8 percentage points during 2013 as compared to 2012, while overall operating expenses decreased by 12.4%. The net effect was a loss attributable to Echelon Corporation stockholders in 2013 that increased by $4.8 million as compared to 2012.

The following tables provide an overview of key financial metrics for the years ended December 31, 2013 and 2012 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Year ended 31 December
	2013	2012	$ Change	% Change
Net revenues	$86,160	$134,017	$(47,857)	(35.7)%
Gross margin	50.1%	42.1%	---	8 ppt
Operating expenses	$59,327	$67,695	$(8,368)	(12.4)%
Net loss attributable to Echelon Corporation Stockholders	$(17,610)	$(12,818)	$(4,792)	37.4%
Cash, cash equivalents, and short-term investments	$57,635	$61,855	$(4,220)	(6.8)%

•
Net revenues: Our total revenues decreased by 35.7% during 2013 as compared to 2012. The decrease was driven primarily by a $44.9 million, or 53%, decrease in sales of our Grid products and services and a $2.9 million or 6% decrease in net revenues from our IIoT products. The decrease in our Grid revenues was primarily due to an overall decrease in the level of large-scale deployments in Finland and United States of our NES system products. With respect to our IIoT product line, the decrease in revenues during 2013 was primarily due to decrease in sales to our America and Asia Pacific IIoT customers, reflecting continued depressed economic activity in this segment and ongoing market share loss. Many of our IIoT customers produce products used in commercial or industrial buildings. The markets for these products were adversely affected by the recession that started in 2008. These markets have yet to recover to their pre-recession levels.

•
Gross margin: Our gross margin increased by 8 percentage points during 2013 as compared to 2012. The increase was primarily due to a change in mix of revenues in 2013 with the higher margin IIoT revenues comprising approximately 53% of total revenues for the year ended December 31, 2013, compared to only 36% in 2012. Also contributing to the increase was a one time software upgrade sale to a Grid customer in Sweden, combined with minor changes to the mix of our 2013 Grid sales being attributable to the higher margin customers and reductions in operations headcount and spending. In addition, the impact of reduced inventory levels which resulted in lower obsolescence reserves, reduced overhead costs due to restructuring actions, and charges in 2012 for some production equipment that we did not expect to have future use for, also contributed to the improvement. We do not expect any continued impact, similar to the one time software upgrade sale mentioned above, in the future and anticipate that the gross margins for future periods will return to more normal levels. However, fluctuations in the relative percentage of revenues from our Grid and IIoT divisions will continue to impact gross margins going forward.

•
Operating expenses: Our operating expenses decreased by 12.4% during 2013 as compared to 2012. The decrease, reflective of the reduced business activity for the year, was driven primarily by decreases in compensation costs (primarily due to reduced headcount and other employee related costs) as well as reduced equipment and supply costs. Along with the reasons noted above, also contributing to the decrease in operating expenses was the reversal of stock compensation expense previously recognized related to the performance grants to executives, as the achievement of the performance conditions was considered improbable at year end. These decreases were partially offset by the litigation charges of $3.5 million recorded for the Finmek settlement and higher restructuring related charges during 2013.

•
Net loss attributable to Echelon Corporation Stockholders: We generated a net loss of $17.6 million during 2013, which was an increase from the net loss of $12.8 million in 2012. Excluding the impact of non-cash stock-compensation charges, litigation charges and restructuring charges, our net loss increased by approximately $4.4 million in 2013 as compared to 2012.

•
Cash, cash equivalents, and short-term investments: During 2013, our cash, cash equivalents, and short-term investment balance decreased by 6.8%, from $61.9 million at December 31, 2012 to $57.6 million at December 31, 2013. This decrease was primarily the result of cash used by financing activities of $2.5 million (principal payments of lease financing obligations of $2.1 million being the primary driver) and cash used by operations of $1.1 million due mainly to increased net losses in the year of $18.4 million, partly offset by a reduction in working capital (reduction in inventory balances of $5.3 million and increased A/R collections of $5.2 million being the primary drivers).

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
We recognize revenue when persuasive evidence of an arrangement exists, delivery to the customer's carrier (and acceptance, as applicable) has occurred, the sales price is fixed or determinable, collectability is probable, and there are no post-delivery obligations. For non-distributor hardware sales, including sales to third party manufacturers, these criteria are generally met at the time of delivery to the customer's carrier. However, for arrangements that contain contractual acceptance provisions, revenue recognition may be delayed until acceptance by the customer or the acceptance provisions lapse unless we can objectively demonstrate that the contractual acceptance criteria have been satisfied, which is generally accomplished by establishing a history of acceptance for the same or similar products.  Determining whether sufficient data exists to support recognition of revenue prior to customer acceptance or lapse of acceptance provisions involves significant judgment and changes in those judgments could have a material impact on the timing of revenue recognition.  For example, in 2012 we began recognizing revenue on sales of certain variants of our meters at the time of delivery to the customer's carrier (and once all other revenue recognition criteria had been met) irrespective of the contractual acceptance rights stated in our agreements. This decision was based on the acceptance history for these products. We continue to measure acceptance history for other Grid products and intend to transition to revenue recognition at point of transfer of title for these products if and when the acceptance history supports this decision. For sales made to our distributor partners, revenue recognition criteria are generally met at the time the distributor sells the products through to its end-use customer. Service revenue is recognized as the training services are performed, or ratably over the term of the support period.

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
Our multiple deliverable revenue arrangements are primarily related to sales of Grid products, which may include, within a single arrangement, electricity meters and data concentrators (collectively, the “Hardware”); NES system software; Element Manager software; post-contract customer support (“PCS”) for the NES system and Element Manager software; extended warranties for the Hardware; and, occasionally, specified enhancements or upgrades to software used in the NES system. With the exception of the NES system software, each of these deliverables is considered a separate unit of accounting. The NES system software functions together with an electricity meter to deliver its essential functionality and any related software license fee is charged for on a per meter basis. Therefore, the NES system software and an electricity meter are combined and considered a single unit of accounting. The Element Manager software is not considered to be part of an electricity meter's essential functionality and, therefore, Element Manager software and any related PCS continues to be accounted for under industry specific software revenue recognition guidance. However, all other NES system deliverables are no longer within the scope of industry specific software revenue recognition guidance.
We allocate revenue to each element in a multiple-element arrangement based upon the element's relative selling price. We determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, we use our best estimated selling price (“BESP”) for that deliverable. Since the use of the residual method is eliminated under the accounting standards, any discounts we offer are allocated to each of the deliverables. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for the respective element so long as such revenue is not contingent upon the delivery of other undelivered elements.
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
We regularly review VSOE and have established a review process for TPE and BESP. We maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the year ended December 31, 2013 resulting from changes in VSOE, TPE, or BESP, nor do we expect a material impact from such changes in the near term.

Performance-Based Equity Compensation. Certain of the stock-based compensation awards we issue vest upon the achievement of specific financial-based performance requirements. We are required to estimate whether or not it is probable that these financial-based performance requirements will be met, and, in some cases, when they will be met. These estimates of future financial performance require significant management judgment and are based on the best information available at the time of grant, and each quarterly period thereafter until the awards are either earned or forfeited. Any changes we make to our estimates of future financial performance could have a material impact on the amount and timing of compensation expense associated with these awards. See Note 6 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of these awards with financial-based performance requirements.

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

In performing the excess inventory analysis, management considers factors that are unique to each of our Grid and IIoT product lines. For our Grid products, the analysis requires us to consider that Grid customers procure specific meter types that meet their requirements. In other words, any given customer may require a meter that is “custom” to its specifications. Accordingly, management must make significant judgments not only as to which customers will buy how many meters (and associated data concentrators), but also which meter type(s) each customer will buy. In making these judgments, management uses the best sales forecast information available at the time. However, because future sales volumes for any given customer opportunity have the potential to vary significantly, actual results could be materially different from original estimates. This could increase our exposure to excess inventory for which we would need to record a reserve, thereby resulting in a potentially material negative impact to our operating results.

For most of our IIoT products, our customers generally buy from a portfolio of “off-the-shelf” or standard products. In addition, whereas for our Grid customers our revenues are attributable to a relatively few customers buying substantial quantities of any given product, our IIoT revenues are composed of a larger volume of smaller dollar transactions. Accordingly, while any single IIoT customer's demand for a given product may fluctuate from quarter to quarter, the fact that there are so many IIoT customers buying a standard product tends to average out increases or decreases in any individual customer's demand. This has historically resulted in a relatively stable future demand forecast for our IIoT products, which, absent outside forces such as worsening general economic conditions, management evaluates in determining its requirement for an excess inventory reserve.

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

Warranty Reserves. We evaluate our reserve for warranty costs based on a combination of factors. In circumstances where we are aware of a specific warranty related problem, for example a product recall, we reserve an estimate of the total out-of-pocket costs we expect to incur to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. When evaluating the need for any additional reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical warranty-related return rates, historical costs of repair, and knowledge of new products introduced. If any of these factors were to change materially in the future, we may be required to increase our warranty reserve, which could have a material negative impact on our results of operations and our financial condition. Our reserve for warranty costs was $561,000 as of December 31, 2013, and $519,000 as of December 31, 2012.

RESULTS OF OPERATIONS
The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011:

	Year ended 31 December
	2013	2012	2011
Revenues:
Product	96.5%	96.6%	97.6%
Service	3.5	3.4	2.4
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product	48.6	56.3	55.6
Cost of service	1.3	1.6	1.5
Total cost of revenues	49.9	57.9	57.1
Gross profit	50.1	42.1	42.9
Operating expenses:
Product development	26.0	22.4	22.2
Sales and marketing	19.0	16.0	16.4
General and administrative	17.0	11.2	11.5
Litigation charges	4.0	—	—
Restructuring charges	2.9	0.9	—
Total operating expenses	68.9	50.5	50.1
Loss from operations	(18.8)	(8.4)	(7.2)
Interest and other income (expense), net	(0.8)	(0.3)	—
Interest expense on lease financing obligations	(1.4)	(1.0)	(0.9)
Loss before provision for income taxes	(21.0)	(9.7)	(8.1)
Income tax expense	0.4	0.2	0.2
Net loss	(21.4)	(9.9)	(8.3)
Net loss attributable to non controlling interest	1.0	0.3	—
Net loss attributable to Echelon Corporation stockholders	(20.4)%	(9.6)%	(8.3)%

Revenues
Total revenues

	Year ended 31 December
(Dollars in thousands)	2013	2012	2011	2013 over 2012 $ Change	2012 over 2011 $ Change	2013 over 2012 % Change	2012 over 2011 % Change

Total revenues	$86,160	$134,017	$156,487	(47,857)	(22,470)	(35.7)%	(14.4)%

Our total revenues decreased by 35.7% during 2013 as compared to 2012. The $47.9 million decrease in total revenues for the year ended December 31, 2013 as compared to 2012, was primarily due to an $44.9 million, or 52.7%, decrease in sales of our Grid products and services and a $2.9 million, or 6.0%, decrease in net revenues from our IIoT products, which reflected the slowdown in the market in general. The $22.5 million decrease in total revenues for the year ended December 31, 2012 as compared to 2011 was primarily the result of an $8.3 million decrease in IIoT revenues and a $14.2 million decrease in Grid revenues.

Grid revenues

	Year ended 31 December
(Dollars in thousands)	2013	2012	2011	2013 over 2012 $ Change	2012 over 2011 $ Change	2013 over 2012 % Change	2012 over 2011 % Change

Grid revenues	$40,303	$85,241	$99,428	(44,938)	(14,187)	(52.7)%	(14.3)%

During the years ended December 31, 2013, 2012 and 2011, our Grid revenues were derived primarily from a relatively small number of customers who have undertaken large-scale deployments of our NES System products, and to a lesser extent, from sales of certain products to Enel. These deployments generally come to fruition after an extended and complex sales process, and each is relatively substantial in terms of its revenue potential. They vary significantly from one another in terms of, among other things, the overall size of the deployment, the duration of time over which the products will be sold, the mix of products being sold, the timing of delivery of those products, and the ability to modify the timing or size of those projects. This relative uniqueness among each deployment results in significant variability and unpredictability in our Grid revenues.
Excluding sales of certain products and services to Enel, which are discussed more fully below, Grid revenues decreased during the year ended December 31, 2013 as compared to 2012. This was primarily due to a decrease in the level of large-scale deployments of our NES System products in the Finland, United States and Denmark, partly offset by increased sales to customers in Austria and a one time software upgrade sale to a customer in Sweden. Grid revenues also decreased during the year ended December 31, 2012 as compared to 2011. This was primarily due to an overall decrease in the level of large-scale deployments of our NES System products in the United States, Denmark, and Russia, partly offset by an increase in the products shipped to our customer in Finland.
Our ability to recognize revenue for our Grid products depends on several factors, including, but not limited to, the impact on delivery dates of any modifications to existing shipment schedules included in the contracts that have been awarded to us thus far, and in some cases, certain contractual provisions, such as customer acceptance. For arrangements that contain contractual acceptance provisions, revenue recognition may be delayed until acceptance by the customer or the acceptance provisions lapse unless we can objectively demonstrate that the contractual acceptance criteria have been satisfied, which is generally accomplished by establishing a history of acceptance for the same or similar products. In the future, we will continue to evaluate historical acceptance rates for our Grid products and, when the data supports it, will recognize revenue at the point of delivery to the customer’s carrier for those particular products (once all other revenue recognition criteria have been met), which could increase our Grid revenue in the period in which this determination is made. In addition, the revenue recognition rules relating to products such as our NES System may require us to defer some or all of the revenue associated with NES product shipments until certain conditions are met in a future period.

Our Grid revenues have historically been concentrated with a relatively few customers. During the years ended December 31, 2013, 2012, and 2011, approximately 75.1%, 86.3%, and 94.2%, respectively, of our Grid revenues were attributable to four customers. While our Grid customers will change over time, given the nature of the Grid market, we expect our future Grid revenues will continue to be concentrated among a limited number of customers.

IIoT revenues

	Year ended 31 December
(Dollars in thousands)	2013	2012	2011	2013 over 2012 $ Change	2012 over 2011 $ Change	2013 over 2012 % Change	2012 over 2011 % Change

IIoT revenues	$45,857	$48,776	$57,059	(2,919)	(8,283)	(6.0)%	(14.5)%

Our IIoT revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are certain products and services sold to Enel.
Excluding sales of products and services to Enel, which are discussed more fully below, our IIoT revenues decreased by $3.8 million, or 9.0% during the year ended December 31, 2013 as compared to 2012. This decrease was primarily due to a decrease in revenues in the America and Asia Pacific regions we serve and ongoing market share loss. Within the IIoT family of products, the year-over-year decrease was driven primarily from decreased sales of our control and connectivity products as well as our SmartServer products. We have seen a loss in market share primarily due to reduced investment in research and development and marketing over several years, especially the LONWORKS portfolio, which has caused a decrease in our IIoT revenues. Excluding sales of products and services to Enel, our IIoT revenues decreased by $7.6 million, or 15.3% in 2012 as compared to 2011. This decrease was primarily due to a decrease in revenues in all the regions we serve and ongoing market share loss. Within the IIoT family of products, the year-over-year decrease was driven primarily from decreased sales of our control and connectivity products as well as our SmartServer products. We have seen a loss in market share primarily due to reduced investment in research and development, especially the LONWORKS portfolio, which combined with the overall macro economic slowdown has caused a decrease in our IIoT revenues.

Our future IIoT revenues will also be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our IIoT revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 5.6% for the year ended December 31, 2013, 8.2% in 2012 and 7.4% in 2011. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during 2014, the amount of our IIoT revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.
Enel project revenues (included in Grid and IIoT)

	Year ended 31 December
(Dollars in thousands)	2013	2012	2011	2013 over 2012 $ Change	2012 over 2011 $ Change	2013 over 2012 % Change	2012 over 2011 % Change

Enel Grid revenues	4,400	$—	$—	4,400	—	100.0%	—%
Enel IIoT revenues	7,363	6,458	7,119	905	(661)	14.0%	(9.3)%
Total Enel revenues	$11,763	$6,458	$7,119	$5,305	$(661)	82.1%	(9.3)%
In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. Enel Project revenues recognized during the years ended December 31, 2013, 2012, and 2011, respectively, related primarily to shipments under the development and supply agreement. Further, in 2013, we shipped data concentrators, which contributed to an increase in Grid revenues during 2013 as compared to 2012. The software enhancement agreement expired in December 2012 and the development and supply agreement expires in December 2015.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Year ended 31 December
(Dollars in thousands)	2013	2012	2011	2013 over 2012 $ Change	2012 over 2011 $ Change	2013 over 2012 % Change	2012 over 2011 % Change

Gross Profit	$43,157	$56,455	$67,162	(13,298)	(10,707)	(23.6)%	(15.9)%
Gross Margin	50.1%	42.1%	42.9%	—	—	8.0	(0.8)

Gross profit is equal to revenues less cost of revenues. Cost of revenues for product revenues includes direct costs associated with the purchase of components, sub-assemblies, and finished goods, as well as indirect costs such as allocated labor and overhead; costs associated with the packaging, preparation, and shipment of products; and charges related to warranty and excess and obsolete inventory reserves. Cost of revenues for service revenues consists of employee-related costs such as salaries and fringe benefits as well as other direct and indirect costs incurred in providing training, customer support, and custom software development services. Gross margin is equal to gross profit divided by revenues.
Gross margin increased by 8.0 percentage points for the year ended December 31, 2013 as compared to 2012. The increase was primarily due to the change in mix of revenues in 2013 . The higher margin IIoT revenues comprise approximately 53% of total revenues for the year ended December 31, 2013, compared to only 36% in 2012. Gross margins were also favorably impacted by a one time software upgrade sale to a Swedish Grid customer, which had the impact of improving gross margins by 1.5 percentage points for the year ended December 31, 2013 (we do not currently expect any continued impact, similar to this one time software upgrade sale in the future). In addition, the impact of reduced inventory levels which resulted in lower obsolescence reserves, reduced overhead costs due to restructuring actions, and charges in 2012 for some production equipment that we did not expect to have future use for; partly offset by a one time price increase for products sold in the first half of 2012 to one of our customers, also contributed to the improvement year over year.
Gross margin decreased by approximately 0.8 percentage points during the year ended December 31, 2012 as compared to 2011. The decrease was primarily due to an increased percentage of lower margin deals in our Grid business and the change in mix of IIoT products sold, with increased revenues from our smart server products. This decline in gross margins was partially offset by the increase in margins from service revenues comprising a higher percentage of total revenues. Our gross margins for the year ended December 31, 2012 were impacted by non routine items such as charges for excess inventory and some production equipment that we don’t expect to use, which were the result of lower volume expectations, offset by a one time price increase for products sold in the first half of 2012 to one of our customers. On balance these items did not impact our gross margins in 2012.
In June 2011, Jabil, one of our primary CEMs, notified us that they intended to increase the prices they charge us for manufacturing our Grid products. The new pricing became effective July 1, 2011, and was based on increased fees for Jabil’s overhead and profit, cost increases for commodities contained in our products, and higher labor rates for Jabil’s production personnel.  The impact of these cost increases began to phase in during the third quarter of 2011 and became fully effective at the beginning of the fourth quarter. In an effort to mitigate the effects of these price increases and thus improve our gross margins within the foreseeable future, we worked on certain design modifications for these products intended to reduce their cost to manufacture. We continue to work closely with Jabil to identify other opportunities to reduce their manufacturing costs associated with our products.
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

In addition to the impact of cost increases from our suppliers, our future gross margins will continue to be affected by several factors, including, but not limited to: overall revenue levels, changes in the mix of products sold, periodic charges related to excess and obsolete inventories, warranty expenses, introductions of cost reduced versions of our Grid and IIoT products, changes in the average selling prices of the products we sell, purchase price variances, and fluctuations in the level of indirect overhead spending that is capitalized in inventory. In addition, the impact of foreign exchange rate fluctuations and labor rates may affect our gross margins in the future. We currently outsource the manufacturing of most of our products requiring assembly to CEMs located primarily in China. To the extent labor rates were to rise further, or to the extent the U.S. dollar were to weaken against the Chinese currency, or other currencies used by our CEMs, our costs for the products they manufacture could rise, which would negatively affect our gross margins. Lastly, many of our products, particularly our Grid products, contain significant amounts of certain commodities, such as silver, copper, and cobalt. Prices for these commodities have been volatile, which in turn have caused fluctuations in the prices we pay for the products in which they are incorporated.

Operating Expenses
Product Development

	Year ended 31 December
(Dollars in thousands)	2013	2012	2011	2013 over 2012 $ Change	2012 over 2011 $ Change	2013 over 2012 % Change	2012 over 2011 % Change

Product Development	$22,361	$30,009	$34,755	(7,648)	(4,746)	(25.5)%	(13.7)%

Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses decreased during 2013 as compared to 2012, driven primarily by reductions in compensation (including equity compensation) due to the restructuring actions of 2012 and 2013 and the consequential impact on the allocated costs to the product development organization, lower facilities costs and reduced fees paid to third party service providers.
During 2011, our product development expenses were impacted by a contractual arrangement whereby a third party was making payments to us in connection with certain design and development activities we were performing. During 2011, we completed efforts worth $1.5 million. These amounts were used to offset our product development expenses in these periods. Excluding the impact of these offsetting payments, our product development expenses decreased by $6.2 million during 2012 as compared to 2011. These decreases were primarily due to reduced compensation costs, including share based compensation expenses, which were down primarily due to lower headcount in our product development organization in 2012. These compensation cost reductions were partially offset by increased outside services and contractor costs.
Sales and Marketing

	Year ended 31 December
(Dollars in thousands)	2013	2012	2011	2013 over 2012 $ Change	2012 over 2011 $ Change	2013 over 2012 % Change	2012 over 2011 % Change

Sales and Marketing	$16,348	$21,460	$25,719	(5,112)	(4,259)	(23.8)%	(16.6)%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
Our sales and marketing expenses decreased during 2013 as compared to 2012, driven primarily by lower compensation costs (including equity compensation) due to the 2012 and 2013 restructurings, reduced equipment costs, reduced marketing communications costs, lower travel and entertainment expenses and reduced fees paid to consultants and other third party service providers.

Our sales and marketing expenses decreased in 2012 during as compared to 2011, driven primarily by lower compensation (including commission expenses and bonus expenses), lower travel and entertainment expenses and reduced fees paid to consultants and other third party service providers.
General and Administrative

	Year ended 31 December
(Dollars in thousands)	2013	2012	2011	2013 over 2012 $ Change	2012 over 2011 $ Change	2013 over 2012 % Change	2012 over 2011 % Change

General and Administrative	$14,644	$15,050	$17,897	(406)	(2,847)	(2.7)%	(15.9)%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses marginally decreased in 2013 as compared to the same period in 2012, primarily due to lower compensation (including stock based compensation, partly offset by increased bonus expenses), partly offset by the higher allocation of fixed costs related to facilities following the restructuring actions of 2012 and 2013. General and administrative expenses decreased in 2012 as compared to the same period in 2011, primarily due to lower compensation (including bonus expenses and stock based compensation), lower outside service fees and lower professional fees.
Litigation Charges

	Year ended 31 December
(Dollars in thousands)	2013	2012	2011	2013 over 2012 $ Change	2012 over 2011 $ Change	2013 over 2012 % Change	2012 over 2011 % Change

Litigation charges	$3,452	$—	$—	3,452	—	100.0%	—%
To avoid any possibility of an adverse ruling against us in relation to the Finmek litigation, as well as to limit administrative inconvenience and curtail litigation costs, we reached an agreement with respect to a tentative financial settlement of $3.5 million and recognized a charge for this amount in the first quarter of 2013. This settlement was formalized and became effective in the fourth quarter of 2013, to be paid in two substantially equal installments, one in the fourth quarter of 2013 and the other in the fourth quarter of 2014.
Restructuring Charges

	Year ended 31 December
(Dollars in thousands)	2013	2012	2011	2013 over 2012 $ Change	2012 over 2011 $ Change	2013 over 2012 % Change	2012 over 2011 % Change

Restructuring Charges	$2,522	$1,176	$—	1,346	1,176	114.5%	100.0%
On February 12, 2013, the company undertook restructuring actions affecting 43 employees to be terminated between February 2013 and December 31, 2013, as part of an overall plan to reshape the company for the future. In connection with this restructuring, the company recorded restructuring charges of $2.5 million related to termination benefits for these personnel during the year ended December 31, 2013. We do not anticipate any further charges related to this restructuring action in the future.  This workforce reduction plan was designed to enable us to rebalance our operating expense structure to optimally support the revenues at current and future expected levels. We believe the reduction to our ongoing costs and expenses that resulted from this action, which took place in Q1'2013, has been fully realized in our quarterly operating results for Q4'2013.

The charges in 2012 represent the impact of the May 2012 restructuring. With the exception of $49,000, which represents amount payable for May 2012 restructuring action that is reflected in accrued liabilities on our Consolidated Balance Sheets as of December 31, 2013, restructuring charges totaling $2.6 million were paid out during 2013. We expect to pay the remaining $49,000 of accrued termination benefits through 2014.
Interest and Other Income (Expense), Net

	Year ended 31 December
(Dollars in thousands)	2013	2012	2011	2013 over 2012 $ Change	2012 over 2011 $ Change	2013 over 2012 % Change	2012 over 2011 % Change

Interest and Other Income (Expense), Net	$(702)	$(362)	$6	(340)	(368)	93.9%	(6133.3)%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other expense, net increased during 2013 as compared to the same period in 2012. This increase was primarily attributable to the increase of $410,000 in foreign currency translation losses during 2013 as compared to 2012. Interest and other expense, net increased during 2012 as compared to 2011. This increase was primarily attributable to the increase of $466,000 in foreign currency translation losses during 2012 as compared to 2011. These foreign currency fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, the resulting translation gains favorably impact other income.
We do not currently anticipate interest income on our investment portfolio will improve during 2014 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Year ended 31 December
(Dollars in thousands)	2013	2012	2011	2013 over 2012 $ Change	2012 over 2011 $ Change	2013 over 2012 % Change	2012 over 2011 % Change

Interest Expense on Lease Financing Obligations	(1,235)	(1,360)	(1,468)	(125)	(108)	(9.2)%	(7.4)%
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
Interest expense on lease financing obligations decreased during 2013 as compared to 2012, and during 2012 as compared to 2011 as well, which were a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of the payments we make in the future will be allocated to principal repayment and less will be allocated to interest expense.

Income Tax Expense

	Year ended 31 December
(Dollars in thousands)	2013	2012	2011	2013 over 2012 $ Change	2012 over 2011 $ Change	2013 over 2012 % Change	2012 over 2011 % Change

Income Tax Expense	$311	$219	$329	92	(110)	42.0%	(33.4)%

The income tax expense for years ended 2013, 2012 and 2011 was $311,000, $219,000 and $329,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

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
In addition, we lease facilities under operating leases for our sales, marketing, and product development personnel located elsewhere within the United States and in seven foreign countries throughout Europe and Asia, including a land lease for accounting purposes associated with our corporate headquarters facilities. These operating leases expire on various dates through 2020, and in some instances are cancelable with advance notice. Lastly, we also lease certain equipment and, for some of our sales personnel, automobiles. These operating leases are generally less than five years in duration.
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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our consolidated statements of income, was approximately $470,000 during the year ended December 31, 2013, $508,000 in 2012, and $532,000 in 2011.
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of December 31, 2013, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
Legal Actions. In April 2009, the company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against Echelon, seeking the return of approximately $16.7 million in payments received by Echelon in the ordinary course of business for components we sold to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meters manufacturers, and from time to time through January 2004, we sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project.  The company believed that the Italian claw back law was not applicable to its transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver were without merit. However, it was recently brought to the company's attention that a substantial percentage of claw back cases reviewed by the local courts, which are located in the jurisdiction in which the Finmek Companies were headquartered, were being decided in favor of the Finmek Companies.  To avoid any possibility of an adverse ruling against the company, as well as to limit administrative inconvenience and curtail litigation costs, in April 2013, with the consent of its Board of Directors, the company decided to settle this matter. The company reached an agreement with respect to a tentative financial settlement of $3.5 million and recognized a charge for this amount in the first quarter of 2013. This settlement was formalized and became effective in the fourth quarter of 2013, to be paid in two substantially equal installments, one in the fourth quarter of 2013 and the other in the fourth quarter of 2014. The company did not admit that the Italian claw back law applied to its circumstances as part of this settlement.
From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of December 31, 2013, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

As of December 31, 2013, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Lease financing obligations	$22,124	$3,328	$6,903	$7,361	$4,532
Operating leases	5,852	1,355	1,863	1,729	905
Purchase commitments	8,380	8,380	—	—	—
Total	$36,356	$13,063	$8,766	$9,090	$5,437

The amounts in the table above exclude $709,000 of income tax liabilities and related interest and penalties related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement. See Note 10, “Income Taxes” of Notes to Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during 2012 and certain earlier years, we were also able to finance our operations through operating cash flow. From inception through December 31, 2013, we raised $295.0 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

The following table presents selected financial information as of December 31, 2013, and for each of the last two fiscal years (dollars in thousands):

	December 31,
	2013	2012	2011
Cash, cash equivalents, and short-term investments	$57,635	$61,855	$58,656
Trade accounts receivable, net	10,522	15,725	35,215
Working capital	57,090	72,661	74,922
Stockholders’ equity	$67,977	$83,795	$89,108

As of December 31, 2013, we had $57.6 million in cash, cash equivalents, and short-term investments, a decrease of $4.3 million as compared to December 31, 2012. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, payment of taxes associated with certain equity compensation awards and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $1.1 million for the year ended December 31, 2013, a decrease in cash inflows of approximately $6.5 million as compared to 2012. During the year ended December 31, 2013, net cash used in operating activities was primarily the result of a net loss of $18.4 million, partly offset by changes in operating assets and liabilities of $10.7 million, non-cash charges for depreciation and amortization expense of $4.0 million and stock-based compensation expenses of $2.5 million. The primary components of the $10.7 million net change in our operating assets and liabilities were a $5.3 million decrease in inventories, a $5.2 million decrease in accounts receivable, a $2.6 million increase in accrued liabilities, a $1.0 million increase in deferred revenues and a $0.5 million decrease in other current assets, partially offset by a $2.9 million decrease in accounts payable and a $0.8 million increase in deferred cost of goods sold. Inventories decreased in line with the Company's actions to consciously reduce inventory held, in response to slowing demand situation. Accounts receivable decreased primarily as a result of the timing of collections and the fact that our revenues were down in the fourth quarter of 2013 as compared to the same period in 2012.

Accrued liabilities increased primarily due to accrual for the Finmek litigation, as well as the bonuses that were accrued as of December 31, 2013 in accordance with our 2013 compensation arrangements. Deferred revenues increased due primarily to increased inventory sold to our distributors (especially in Europe), as well as product revenues deferred due to certain acceptance criteria for some arrangements not being met as of year end. Accounts payable decreased due to an overall reduction in the level of purchasing activity and timing of expenditures during 2013. Deferred cost of goods sold increased in conjunction with an increase in deferred revenues.

Net cash provided by operating activities was $5.4 million for the year ended December 31, 2012, an increase in cash inflows of approximately $5.6 million as compared to 2011. During the year ended December 31, 2012, net cash provided by operating activities was primarily the result of changes in operating assets and liabilities of $5.0 million. While we generated a net loss of $13.2 million, that amount was more than offset by non-cash charges for stock-based compensation expenses of $7.0 million and depreciation and amortization expense of $6.6 million. The primary components of the $5.0 million net change in our operating assets and liabilities were a $19.4 million decrease in accounts receivable, a $5.7 million decrease in deferred cost of goods sold and a $1.4 million decrease in other current assets, partially offset by a $9.7 million decrease in accounts payable, a $7.9 million decrease in deferred revenues, a $3.3 million decrease in accrued liabilities and a $642,000 increase in inventories. Accounts receivable decreased primarily as a result of the timing of collections and the fact that our revenues were down in the fourth quarter of 2012 as compared to the same period in 2011. Also contributing to the decrease in accounts receivable was a general improvement in the days sales outstanding for our Grid related receivables. Deferred cost of goods sold decreased in conjunction with a decrease in deferred revenues. Inventories increased primarily due to inventory positions carried over from the first half of the year in to year end, as well as a general increase in the cost of manufacturing, that had a full impact in 2012 as against only half a year of impact in 2011. Accounts payable decreased due to an overall reduction in the level of purchasing activity and timing of expenditures during 2012. Deferred revenues decreased due primarily to our ability to objectively demonstrate that the contractual acceptance criteria for much of the Grid products we shipped during the year was satisfied at the time of delivery, as against prior year where revenues were deferred until customer acceptance was received. Accrued liabilities decreased primarily due to the payment of bonuses and commissions during the first quarter of 2012 that were accrued as of December 31, 2011 in accordance with our 2011 compensation arrangements.
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

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash used in investing activities was $1.0 million for the year ended December 31, 2013, a decrease of $2.1 million in cash outflows compared to 2012. During the year ended December 31, 2013, net cash used in investing activities was primarily the result of the purchases of available-for-sale short-term investments of $46.9 million and capital expenditures of $1.0 million, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $46.9 million.

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
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $2.5 million for the year ended December 31, 2013, an increase in outflows of $1.2 million as compared to the same period in 2012. During the year ended December 31, 2013, net cash used in financing activities was primarily the result of $2.1 million in principal payments on our building lease financing obligations and $0.5 million worth of shares repurchased from employees for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options.

Net cash used in financing activities was $1.3 million for the year ended December 31, 2012, a decrease of $1.7 million as compared to the same period in 2011. During the year ended December 31, 2012, net cash used in financing activities was primarily the result of $1.3 million worth of shares repurchased from employees for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options and $2.0 million in principal payments on our building lease financing obligations, partly offset by cash received for the capital infusion of $2.0 million by Holley Metering in our joint venture in China.
Net cash used in financing activities in 2011 was primarily attributable to $2.3 million of repurchases of common stock from our employees for payment of income and other payroll taxes they owed upon the vesting of restricted stock units and upon the exercise of options and $1.7 million of principal payments on our lease financing obligations; partially offset by proceeds of $945,000 resulting from issuance of common stock upon exercise of options by our employees.
As noted above, our cash and investments totaled $57.6 million as of December 31, 2013. Of this amount, approximately 5% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.
We maintain a $5.0 million line of credit with our primary bank, which expires on July 1, 2014. The letter of credit contains certain financial covenants requiring us to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of December 31, 2013, we were in compliance with these covenants. As of December 31, 2013, our primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.
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
Based on our current business plan and revenue prospects, we believe that our existing cash reserves will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. However, we currently expect that our combined cash, cash equivalent, and short-term investment balance will decline during 2014. In the event that we require additional financing, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.
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
For the years ended December 31, 2013 and 2012, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $11.8 million and $6.5 million, respectively. As of December 31, 2013 and 2012, $1.6 million of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This ASU will be effective in 2014 for the Company. The Company is currently evaluating the impact of adopting this guidance, but does not expect it to have a material impact on the Company’s consolidated financial condition or results of operations.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. This ASU will be effective in 2014 for the Company. The Company is currently evaluating the impact of adopting this guidance, but does not expect it to have a material impact on the Company’s consolidated financial condition or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We have not experienced any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2013.
Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments to hedge these exposures.
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at December 31, 2013 and December 31, 2012, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at December 31, 2013, and December 31, 2012, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

a.	Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. This evaluation was based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting is effective at this reasonable assurance level as of December 31, 2013. The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company's internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 56 of this Form 10-K.

c.	Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

In February, 2014 the Compensation Committee (the “Committee”) of the Board of Directors of Echelon Corporation (the “Company”) approved a management bonus plan for 2014 (the “Plan”) under which certain of its named executive officers, including the its Chief Executive Officer and Chief Financial Officer and certain other officers are eligible to earn cash payouts upon the achievement of certain performance targets. The goals of the plan are to drive revenue, control spending and drive the Company towards profitability.
The Plan as it applies to the Company’s Senior Vice President and General Manager, Internet of Things is tied 50% to revenue targets and 50% to contribution margin, in each case for the full year 2014. The Plan as it applies to the Company’s Senior Vice President and General Manager, Grid Modernization is tied to 33.3% to revenue targets, 33.3% to bookings targets and 33.3% to contribution margin, in each case for the full year 2014.
The Plan as it applies to Chief Executive Officer and Chief Financial Officer and certain other officers eligible to earn cash payouts is tied 33.3% to Internet of Things revenue and contribution margin targets, 33.3% to Grid Modernization revenue, bookings and contribution margin targets; and 33.3% to Shared Expenses targets.
If the performance criteria are met, the target bonus amounts to be paid to the named executive officers are as follows: Ron Sege, $400,000; William R. Slakey, $125,000; Michael T. Anderson, $150,000: Russ Harris, $54,500 and Varun Nagaraj, $125,000.
Echelon is scheduled to hold its 2014 annual meeting of stockholders on May 20, 2014. The meeting will commence at 10:00 a.m., PDT, and is scheduled to be held at our corporate headquarters located at 570 Meridian Avenue, San Jose, California 95126.  The date of record for the annual meeting is March 27, 2014.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers required by this Item is incorporated herein by reference from the section titled “Executive Officers of Registrant” in Part I of this annual report on Form 10-K. The remaining information required by this Item is incorporated herein by reference from our Proxy Statement for the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2013.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from our 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference from our 2014 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from our 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference from our 2014 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this Form:

1.	Financial Statements

2.	Financial Statement Schedule

See Note 14 in Notes to Consolidated Financial Statements	85
All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits
Item 601 of Regulation S-K requires the following exhibits listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.3(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Registrant's Common Stock Certificate.
4.2(4)	Second Amended and Restated Modification Agreement dated May 15, 1997.
10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(10)	1997 Stock Plan (as amended and restated March 26, 2004)
10.2(16)+	1997 Stock Plan (as amended and restated April 3, 2013)
10.2(a)(5)+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature
10.2(b)(5)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature
10.2(c)(6)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement
10.2(d)(5)+	Form of 1997 Stock Plan Performance Share Agreement (re: non-standard vesting schedule)
10.2(e)(5)+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees
10.2(f)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees
10.2(g)(5)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees
10.2(h)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria
10.2(i)(5)+	Form of 1997 Stock Plan Performance Share Agreement
10.2(j)(13)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement
10.2(k)(7)+	Form of 1997 Stock Plan Performance Share Agreement for US-based corporate officers
10.2(l)(11)+	Form of 1997 Stock Plan Performance Share Agreement for non US-based corporate officers
10.2(m)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for US-based corporate officers
10.2(n)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non US-based corporate officers

10.2(o)(12)+	Form of 1997 Stock Plan Restricted Stock Award Agreement
10.2(p)(15)+	Form of 1997 Stock Plan Stock Option Agreement for U.S. Optionees (2012)
10.2(q)(15)+	Form of 1997 Stock Plan Stock Option Agreement for U.S. Corporate Officers (2012)
10.2(r)(15)+	Form of 1997 Stock Plan Stock Option Agreement for Optionees Outside the U.S. (2012)
10.2(s)(15)+	Form of 1997 Stock Plan Stock Option Agreement for Corporate Officers Outside the U.S. (2012)
10.2(t)(15)+	Form of 1997 Stock Plan Stock Option Agreement Appendix A for Optionees Outside the U.S. (2012)
10.2(u)(15)+	Form of 1997 Stock Plan Performance Share Agreement for Participants Outside the U.S. (2012)
10.2(v)(15)+	Form of 1997 Stock Plan Performance Share Agreement for Corporate Officers Outside the U.S. (2012)
10.2(w)(15)+	Form of 1997 Stock Plan Performance Share Agreement Appendix A for Participants Outside the U.S. (2012)
10.2 (15)+	1997 Stock Plan (as amended and restated August 18, 2010)
10.3 (4)	1988 Stock Option Plan and forms of related agreements.
10.4 (4)	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).
10.5 (4)	Form of International Distributor Agreement.
10.6 (4)	Form of OEM License Agreement.
10.7 (4)	Form of Software License Agreement.
10.8 (4)	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.
10.9 (8)	1998 Director Option Plan.
10.10 (9)	Building 1 Lease Agreement dated December 30, 1999
10.11 (9)	First Amendment to Building 1 Lease Agreement dated May 10, 2000
10.12 (9)	Echelon Corporation Common Stock Purchase Agreement with ENEL S.p.A. dated June 30, 2000
10.13 (9)	Second Amendment to Building 1 Lease Agreement dated September 22, 2000
10.14 (9)	Building 2 Lease Agreement dated November 15, 2001
10.15 (9)	Third Amendment to Building 1 Lease Agreement dated April 10, 2008
10.16 (9)	First Amendment to Building 2 Lease Agreement dated April 10, 2008
10.17 (14)	Form of Value Added Reseller Agreement
10.18
Assignment and Amendment dated April 29, 2011 between the Company and Avnet Europe Comm VA (assigning and modifying the International Distributor Agreement filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed on June 1, 1998)

10.19+	Echelon Corporation Employment Agreement by and between Echelon Corporation and Ronald A. Sege dated August 18, 2010
10.20+	Echelon Corporation Employment letter with William R. Slakey dated September 6, 2011
10.21(16)+	Form of Executive Change in Control and Severance Agreement (2013)
10.22(16)+	Echelon Corporation Employment letter with Alicia Jayne Moore dated June 27, 2013
21.1(3)	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1(4)	Power of Attorney (see signature page).
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(1)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 14, 2000.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 16, 2007, filed on August 17, 2007.

(3)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1/A filed on July 9, 1998.

(4)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 filed on June 1, 1998.

(5)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 16, 2007.

(6)	Incorporated herein by reference to the Registrant's Current Report Form 8-K dated April 12, 2007, filed on April 18, 2007.

(7)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008.

(8)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 21, 2000.

(9)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, filed on March 11, 2010.

(10)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on June 1, 2005.

(11)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 6, 2010.

(12)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 3, 2010

(13)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 17, 2008

(14)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 16, 2010

(15)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 8, 2012

(16)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Echelon Corporation:
We have audited the accompanying consolidated balance sheets of Echelon Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echelon Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Echelon Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Santa Clara, California
March 10, 2014

ECHELON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,648	$18,876
Short-term investments	42,987	42,979
Accounts receivable, net of allowances of $883 in 2013 and $859 in 2012 [1]	10,522	15,725
Inventories	6,445	11,729
Deferred cost of goods sold	1,649	846
Other current assets	2,040	2,662
Total current assets	78,291	92,817
Property and equipment, net	18,670	21,777
Goodwill	8,390	8,276
Other long‑term assets	777	713
Total assets	$106,128	$123,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,424	$8,551
Accrued liabilities	7,395	4,637
Current portion of lease financing obligations	2,257	2,056
Deferred revenues	6,125	4,912
Total current liabilities	21,201	20,156

LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	15,928	18,185
Other long-term liabilities	1,022	1,447
Total long-term liabilities	16,950	19,632

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value:
Authorized - 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value:
Authorized - 100,000,000 shares
Issued - 46,571,034 in 2013 and 46,270,136 shares in 2012, Outstanding - 43,351,850 in 2013 and 43,050,952 shares in 2012	466	463
Additional paid-in capital	354,680	352,589
Treasury stock (3,219,184 shares in 2013 and 2012)	(28,130)	(28,130)
Accumulated other comprehensive income	1,015	509
Accumulated deficit	(260,843)	(243,233)
Total Echelon Corporation stockholders’ equity	67,188	82,198
Non controlling interest in subsidiary	789	1,597
Total stockholders’ equity	67,977	83,795
Total liabilities and stockholders’ equity	$106,128	$123,583
1 Includes related party amounts of $1,628 in 2013 and $1,552 in 2012. See Note 12 for additional information on related party transactions.
See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended 31 December
	2013	2012	2011
REVENUES:
Product	$83,118	$129,475	$152,699
Service	3,042	4,542	3,788
Total revenues (1)	86,160	134,017	156,487
COST OF REVENUES:
Cost of product (2)	41,916	75,391	87,063
Cost of service (2)	1,087	2,171	2,262
Total cost of revenues	43,003	77,562	89,325
Gross profit	43,157	56,455	67,162
OPERATING EXPENSES:
Product development (2)	22,361	30,009	34,755
Sales and marketing (2)	16,348	21,460	25,719
General and administrative (2)	14,644	15,050	17,897
Litigation charges	3,452	—	—
Restructuring charges	2,522	1,176	—
Total operating expenses	59,327	67,695	78,371
Loss from operations	(16,170)	(11,240)	(11,209)
Interest and other income (expense), net	(702)	(362)	6
Interest expense on lease financing obligations	(1,235)	(1,360)	(1,468)
Loss before provision for income taxes	(18,107)	(12,962)	(12,671)
Income tax expense	311	219	329
Net loss	(18,418)	(13,181)	(13,000)
Net loss attributable to non controlling interest	808	363	—
Net loss attributable to Echelon Corporation Stockholders	$(17,610)	$(12,818)	$(13,000)

Net loss per share:
Basic	$(0.41)	$(0.30)	$(0.31)
Diluted	$(0.41)	$(0.30)	$(0.31)
Shares used in computing net loss per share:
Basic	43,092	42,650	42,083
Diluted	43,092	42,650	42,083

[1]	Includes related party amounts of $11,763 in 2013, $6,458 in 2012, and $7,119 in 2011. See Note 12 for additional information on related party transactions.
2 See Note 6 for summary of amounts included representing stock-based compensation expense.
See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year ended 31 December
	2013	2012	2011

Net loss	$(18,418)	$(13,181)	$(13,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	506	259	(302)
Unrealized holding gain (loss) on available-for-sale securities	—	6	(15)
Total other comprehensive income (loss)	506	265	(317)
Comprehensive loss	(17,912)	(12,916)	(13,317)
Less: comprehensive loss attributable to non controlling interest	808	363	—
Comprehensive loss attributable to Echelon Corporation Stockholders	$(17,104)	$(12,553)	$(13,317)

See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Echelon Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in- capital	Accum-ulated Other Compr-ehensive Income (Loss)	Accumul-ated Deficit	Non Controll-ing Interest	Total
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2010	45,211	$452	(3,219)	$(28,130)	$338,521	$561	$(217,415)	$—	$93,989
Exercise of stock options	505	5	—	—	3,600	—	—	—	3,605
Release of restricted stock units	549	5	—	—	(5)	—	—	—	—
Stock received for payment of option exercise price	(281)	(3)	—	—	(2,657)	—	—	—	(2,660)
Stock received for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options	(243)	(2)	—	—	(2,156)	—	—	—	(2,158)
Stock-based compensation	—	—	—	—	9,649	—	—	—	9,649
Foreign currency translation adjustment	—	—	—	—	—	(302)	—	—	(302)
Unrealized holding loss on available-for-sale securities	—	—	—	—	—	(15)	—	—	(15)
Net loss	—	—	—	—	—	—	(13,000)	—	(13,000)
BALANCE AT DECEMBER 31, 2011	45,741	$457	(3,219)	$(28,130)	$346,952	$244	$(230,415)	$—	$89,108
Release of restricted stock units	883	9	—	—	(9)	—	—	—	—
Stock received for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options	(354)	(3)	—	—	(1,330)	—	—	—	(1,333)
Sale of subsidiary shares to non controlling interest	—	—	—	—	—	—	—	1,960	1,960
Stock-based compensation	—	—	—	—	6,976	—	—	—	6,976
Foreign currency translation adjustment	—	—	—	—	—	259	—	—	259
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	6	—	—	6
Net loss		—	—	—	—	—	(12,818)	(363)	(13,181)
BALANCE AT DECEMBER 31, 2012	46,270	$463	(3,219)	$(28,130)	$352,589	$509	$(243,233)	$1,597	$83,795
Release of restricted stock units	491	5	—	—	(5)	—	—	—	—
Stock received for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options	(190)	(2)	—	—	(442)	—	—	—	(444)
Sale of subsidiary shares to non controlling interest	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,538	—	—	—	2,538
Foreign currency translation adjustment	—	—	—	—	—	506	—	—	506
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(17,610)	(808)	(18,418)
BALANCE AT DECEMBER 31, 2013	46,571	$466	(3,219)	$(28,130)	$354,680	$1,015	$(260,843)	$789	$67,977
See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended 31 December
	2013	2012	2011
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss including non-controlling interest	$(18,418)	$(13,181)	$(13,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,020	6,580	5,921
Increase in allowance for doubtful accounts	47	40	25
Loss on disposal of fixed assets	30	22	128
Reduction of (increase in) accrued investment income	(6)	(6)	70
Stock-based compensation	2,538	6,976	9,649
Change in operating assets and liabilities:
Accounts receivable	5,151	19,405	(10,121)
Inventories	5,284	(642)	(2,106)
Deferred cost of goods sold	(797)	5,686	(3,926)
Other current assets	450	1,386	164
Accounts payable	(2,925)	(9,669)	8,033
Accrued liabilities	2,605	(3,250)	1,185
Deferred revenues	978	(7,906)	3,806
Deferred rent	(36)	(43)	(53)
Net cash (used in) provided by operating activities	(1,079)	5,398	(225)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(46,947)	(83,926)	(71,978)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	46,946	81,957	87,850
Change in other long-term assets	(51)	(15)	(17)
Capital expenditures	(971)	(1,129)	(2,349)
Net cash (used in) provided by investing activities	(1,023)	(3,113)	13,506

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(2,056)	(1,971)	(1,731)
Proceeds from exercise of stock options	—	—	945
Proceeds from non controlling interests	—	1,960	—
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(453)	(1,325)	(2,265)
Net cash used in financing activities	(2,509)	(1,336)	(3,051)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	383	269	(247)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,228)	1,218	9,983
CASH AND CASH EQUIVALENTS:
Beginning of year	18,876	17,658	7,675
End of year	$14,648	$18,876	$17,658
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$1,224	$1,350	$1,459
Cash paid for income taxes	$459	$357	$429
See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Significant Accounting Policies
Operations
Echelon Corporation (the Company) was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. The Company is based in San Jose, California, and maintain offices in seven foreign countries throughout Europe and Asia. Its products enable everyday devices — such as air conditioners, appliances, electricity meters, light switches, thermostats, and valves — to be made “smart” and inter-connected, part of an emerging market known as the Industrial Internet of Things (IIoT). Its products can be used to make the management of electricity over the smart grid cost effective, reliable, survivable and instantaneous.

Its proven, open standard, multi-application energy control networking platform powers energy-savings applications for the smart grid, smart cities and smart buildings that help customers save on their energy usage, reduce outage duration or prevent them from happening entirely, reduce carbon footprint and more. Today, the Company offers, directly and through its partners worldwide, a wide range of products and services. It classifies these products and services into two primary segments:

•
IIoT: These represent Horizontal Embedded Control Platforms, such as LONWORKS and IzoT, which include components, control nodes and development software, and which are sold typically to Original Equipment Manufacturers (OEMs) to build into their industrial application solutions. Revenues from these products were previously categorized as Sub-systems revenues (including the majority of our revenues from the Enel project).

•
Grid: Echelon has forward-integrated from its horizontal platforms into the market for products such as smart meters, devices, and software that allow electric utilities to modernize their methods for collecting billing data and vital statistics on the health and performance of their smart grid. Previously, the majority of our revenues from our Grid solutions were categorized as Systems revenue, with a small portion categorized as Sub-system revenue.

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

•
Approximately 50.3% of net revenues for the year ended December 31, 2013 were derived from five customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from the Company, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

•
The Company utilizes third-party contract electronic manufacturers to manufacture, assemble, and test its products.   As a result of current credit market conditions, if any of these third-parties were unable to obtain the necessary capital to operate their business, they may be unable to provide the Company with timely services or to make timely deliveries of products.

•
Due to the continuing worldwide economic situation, coupled with the fact that the Company’s Grid customers generally procure products that have been customized to meet their requirements, the Company has limited visibility into ultimate product demand, which makes sales forecasting more difficult. As a result, anticipated demand may not materialize, which could subject the Company to increased levels of excess and obsolete inventories.

•
From time to time, the Company has experienced shortages or interruptions in supply for certain products or components used in the manufacture of the Company’s products that have been or will be discontinued. In order to ensure an adequate supply of these items, the Company has occasionally purchased quantities of these items that are in excess of the Company’s then current estimate of short-term requirements. For example, to ensure supply, the Company procured a substantial quantity of a certain component used in one of its Grid products. If the long-term requirements do not materialize as originally expected, or if the Company develops alternative solutions that no longer employ these items and the Company is not able to dispose of these excess products or components, the Company could be subject to increased levels of excess and obsolete inventories.

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
Recently Issued Accounting Standards

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This ASU will be effective in 2014 for the Company. The Company is currently evaluating the impact of adopting this guidance, but does not expect it to have a material impact on the Company’s consolidated financial condition or results of operations.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. This ASU will be effective in 2014 for the Company. The Company is currently evaluating the impact of adopting this guidance, but does not expect it to have a material impact on the Company’s consolidated financial condition or results of operations.

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
The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to distributors of its products as a reduction in revenue. With the exception of sales to distributors, the Company’s customers are generally not entitled to return products for a refund. For sales to distributors, due to contractual rights of return and other factors that impact its ability to make a reasonable estimate of future returns and other sales incentives, revenues are not recognized until the distributor has shipped its products to the end customer.
The Company’s multiple deliverable revenue arrangements are primarily related to sales of its Grid products, which may include, within a single arrangement, electricity meters, data concentrators and related hardware (collectively, the “Hardware”); NES system software; Element Manager software; post-contract customer support (“PCS”) for the NES system and Element Manager software; extended warranties for the Hardware; and, occasionally, specified enhancements or upgrades to software used in the NES system. With the exception of the NES system software, each of these deliverables is considered a separate unit of accounting. The NES system software functions together with an electricity meter to deliver its essential functionality and any related software license fee is charged for on a per meter basis. Therefore, the NES system software and an electricity meter are combined and considered a single unit of accounting. The Element Manager software is not considered to be part of an electricity meter’s essential functionality and, therefore, Element Manager software and any related PCS continues to be accounted for under industry specific software revenue recognition guidance. However, all other NES system deliverables are no longer within the scope of industry specific software revenue recognition guidance.
The Company allocates revenue to each element in a multiple-element arrangement based upon their relative selling price. The Company determines the selling price for each deliverable using vendor specific objective evidence (“VSOE”) of selling price or third party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, the Company uses its best estimated selling price (“BESP”) for that deliverable. Since the use of the residual method is eliminated under the accounting standards, any discounts offered by the Company are allocated to each of the deliverables. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for the respective element.
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

The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the year ended December 31, 2013, resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.
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
Stock-Based Compensation
The Company accounts for employee stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the enterprise. Stock-based compensation cost for restricted stock units (“RSUs”) granted to employees is measured based on the closing fair market value of the Company's common stock on the date of grant. Stock-based compensation cost for RSUs granted to non-employee consultants is measured based on the closing fair market value of the Company's common stock at the earlier of the date at which a commitment for performance by the consultant to earn the RSUs is reached, or the date at which the consultant's performance necessary for the RSUs to vest has been completed. Stock-based compensation cost for stock options and stock appreciation rights granted to employees (“SARs”) is estimated at the grant date based on each award's fair-value as calculated using the Black-Scholes-Merton (“BSM”) option-pricing model. The Company recognizes stock-based compensation cost as expense using the accelerated multiple-option approach over the requisite service period. Further information regarding stock-based compensation can be found in Note 6 of these Notes to Consolidated Financial Statements.
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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company's only financial assets or liabilities required to be measured at fair value on a recurring basis at December 31, 2013, are fixed income available-for-sale securities. See Note 2 of these Notes to Consolidated Financial Statements for a summary of the input levels used in determining the fair value of the Company's cash equivalents and short-term investments as of December 31, 2013.

Inventories

Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	December 31, 2013	December 31, 2012

Purchased materials	$1,343	$2,081
Finished goods	5,102	9,648
	$6,445	$11,729
Impairment of Long-Lived Assets Including Goodwill
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset's carrying value to the future undiscounted cash flows the asset is expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. For the three years ended December 31, 2013, the Company recognized no impairments.
Costs in excess of the fair value of tangible and other identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill, which is tested for impairment using a two-step approach. The Company evaluates goodwill, at a minimum, on an annual basis during the first quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach and the market approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. To date, the Company has recorded no impairment of goodwill.
Software Development Costs
For software to be sold, leased, or otherwise marketed, the Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the three years ended December 31, 2013, costs that were eligible for capitalization were insignificant and, thus, the Company has charged all software development costs to product development expense in the accompanying consolidated statements of operations.
Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2013	December 31, 2012

Accrued payroll and related costs	$3,885	$3,237
Warranty reserve	515	419
Restructuring charges	49	149
Customer deposits	643	106
Accrued taxes	75	117
Litigation charges	1,875	—
Other accrued liabilities	353	609
	$7,395	$4,637

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
Concentrations of Credit Risk and Suppliers
The Company's financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable, and lease financing obligations. The carrying value of the Company's financial instruments approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments, which are classified as either cash equivalents or short-term investments, and trade receivables. With respect to its investments, the Company has an investment policy that limits the amount of credit exposure to any one financial institution and restricts placement of the Company's investments to financial institutions independently evaluated as highly creditworthy. With respect to its trade receivables, the Company performs ongoing credit evaluations of each of its customers' financial condition. For a customer whose credit worthiness does not meet the Company's minimum criteria, the Company may require partial or full payment prior to shipment. Alternatively, prior to shipment, customers may be required to provide the Company with an irrevocable letter of credit or arrange for some other form of coverage, such as a bank guarantee, to mitigate the risk of uncollectibility. Additionally, the Company establishes an allowance for doubtful accounts and sales return allowances based upon factors surrounding the credit risk of specific customers, historical trends, and other available information. With the exception of amounts owed to the Company on sales made to certain significant customers, concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and their dispersion across many different industries and geographies. As of December 31, 2013 and 2012, the percentage of the Company's total accounts receivable balance that were due from the following significant customers is as follows (refer to Note 7 “Significant Customers” for a discussion of revenues generated from the Company's significant customers):

	December 31,
	2013	2012
Telvent Energia y Medioambiente SA	15.3%	46.1%
Enel Distribuzione Spa	14.3%	9.4%
Eltel Networks A/S	10.1%	1.3%
EBV Electronik GmbH / Avnet Europe Comm VA	8.6%	9.2%
Duke Energy Corporation	7.5%	—%
Total	55.8%	66.0%
For most of the Company's products requiring assembly, it relies on a limited number of contract electronic manufacturers, principally Jabil and TRP.  The Company also maintains manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products, including those used in the Company's Grid products.
The Neuron Chip is an important component that the Company and its customers use in control network devices. In addition to those sold by the Company, the Neuron Chip is currently manufactured and distributed only by Cypress Semiconductor. The Company's agreement with Cypress Semiconductor is currently valid until the second quarter of 2014.
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
If any of the Company's key suppliers were to stop manufacturing the Company's products or cease supplying the Company with its key components, it could be expensive and time consuming to find a replacement.  Also, as the Company's

Grid business grows, it will be required to expand its business with its key suppliers or find additional sources of supply.  There is no guarantee that the Company would be able to find acceptable alternatives or additional sources.
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
Computation of Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss attributable to Echelon Corporation Stockholders by the weighted average shares of common stock outstanding during the period. Diluted net loss per share attributable to Echelon Corporation Stockholders is calculated by adjusting the weighted average number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method.
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	Year ended 31 December
	2013	2012	2011
Net loss (Numerator):
Net loss, basic & diluted	$(17,610)	$(12,818)	$(13,000)
Shares (Denominator):
Weighted average common shares outstanding	43,092	42,650	42,083
Shares used in basic computation	43,092	42,650	42,083
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—
Shares used in diluted computation	43,092	42,650	42,083
Net loss per share:
Basic	$(0.41)	$(0.30)	$(0.31)
Diluted	$(0.41)	$(0.30)	$(0.31)

For the years ended December 31, 2013, 2012 and 2011, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options or RSUs due to the Company’s net loss position. The number of stock options, stock appreciation rights, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”) excluded from this calculation for the years ended December 31, 2013, 2012 and 2011 was 5,472,946, 5,868,929 and 5,625,065, respectively.
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

2. Financial Instruments
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and short-term investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at December 31, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$5,254	$5,254	$—	$—
U.S. government securities(2)	42,987	—	42,987	—
Total	$48,241	$5,254	$42,987	$—
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
(1)    Included in cash and cash equivalents in the Company’s consolidated balance sheets

(2)	Represents the portfolio of available for sale securities and is included in short-term investments in the Company’s consolidated balance sheets
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
As of December 31, 2013, the Company’s available-for-sale securities had contractual maturities from four to twelve months and an average remaining term to maturity of eleven months. As of December 31, 2013, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government and agency securities	$42,979	$42,987	$8	$—

The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses for the Company’s available-for-sale short-term investments, by major security type, were as follows as of December 31, 2012 (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$42,971	$42,979	$8	$—
Market values were determined for each individual security in the investment portfolio. Any decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. The Company reviews its investments on a regular basis to evaluate whether or not any have experienced an other-than-temporary decline in fair value. The cost of securities sold is based on the specific identification method and realized gains and losses are included in Interest and other income (expense), net.
3. Property and Equipment
A summary of property and equipment, net as of December 31, 2013 and 2012 is as follows (in thousands):

	December 31, 2013	December 31, 2012
Buildings and improvements	$37,356	$37,356
Computer and other equipment	22,138	21,763
Software	3,627	4,159
Furniture and fixtures	2,625	2,728
Leasehold improvements	4,010	3,823
	69,756	69,829
Less: Accumulated depreciation and amortization	(51,086)	(48,052)
Property and equipment, net	$18,670	$21,777

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
For each of the years ended December 31, 2013, 2012, and 2011, the Company has recorded depreciation expense associated with the building assets of $2.0 million. As of December 31, 2013 and 2012, the net book value of the building assets was $12.6 million and $14.6 million, respectively.
Under the lease agreements, a portion of the total lease payments is accounted for as an operating lease of land and recorded as expense on a straight-line basis over the term of the lease. The remaining portions of the monthly lease payments are considered to be payments of principal and interest on the lease financing obligations. For each of the years ended December 31, 2013, 2012, and 2011, land lease expense was $741,000. For the years ended December 31, 2013, 2012, and 2011, principal reductions on the lease financing obligations were $2.0 million, $1.9 million and $1.7 million, respectively; and interest expense was $1.2 million, $1.4 million, and $1.5 million, respectively. See Note 9 for further information on commitments for future minimum lease payments associated with the lease financing obligations.

4. Accumulated Other Comprehensive Income (Loss)

	Foreign currency translation adjustment (Amount in thousands)	Unrealized gain (loss) on available-for-sale securities (Amount in thousands)	Accumulated Other Comprehensive Income (Loss) (Amount in thousands)
Beginning balance at December 31, 2011	$242	$2	$244
Change during the year	259	6	265
Ending balance at December 31, 2012	$501	$8	$509
Change during the year	506	—	506
Ending balance at December 31, 2013	$1,007	$8	$1,015

5. Stockholders’ Equity and Employee Stock Option Plans

a) Preferred Stock
As of December 31, 2013, the Company was authorized to issue 5,000,000 shares of new $0.01 par value preferred stock, of which none was outstanding.

(b) Common Stock
As of December 31, 2013, the Company was authorized to issue 100,000,000 shares of $0.01 par value common stock, of which 43,351,850 were outstanding.
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
1997 Stock Plan
During 1997, the Company adopted the 1997 Stock Plan for employees, officers, directors, and non-employee consultants, which was amended and restated in May 2004, and further amended and restated in April 2013. During the year, the Board determined that it was in the best interest of the Company and the stockholders to amend and restate the Plan. In setting the share reserve under the amended Plan, the Company considered the number of outstanding awards and forecasted grants under the Plan. As of March 31, 2013 a total of 20,972,838 shares of its Common Stock were reserved for issuance under the Plan, of which 5,505,404 shares were subject to outstanding awards and 15,467,434 shares remained available for new awards under the Plan. Upon approval of the amended Plan by the shareholders, the total number of shares issuable under the Plan after March 31, 2013, was reduced from 20,972,838 to 10,905,404, including the 5,505,404 shares subject to current outstanding awards plus an additional 5,400,000 shares for future new awards. The shares available for future awards are anticipated to be sufficient to meet expected grants by the Company under the Plan for the next two to three years, however future business needs may affect this projection. In determining size of the share reserve, the Company took into account historical grant practices and the rate of granting equity awards (“burn rate”).

Under the amended and restated Plan, the annual “evergreen” share replenishment was eliminated prospectively and a limitation on the number of shares issuable as restricted stock units and restricted shares (referred to as “full value awards”) was added to the Plan. The latter change would be effected by adding a “fungible share” ratio to the Plan whereby grants of full value awards after May 21, 2013, reduce the number of shares issuable under the Plan by 1.7 shares for each share subject to such awards. If shares subject to such awards are subsequently forfeited or otherwise would return to the Plan reserve, the unvested or cancelled shares will be returned to the share reserve as 1.7 shares for each share forfeited or otherwise returned to the Plan share reserve.
As of December 31, 2013, a total of 10,123,801 shares of Common Stock were reserved for issuance under the 1997 Plan. Incentive stock options to purchase shares of common stock may be granted at not less than 100% of the fair market value. Options granted prior to June 15, 2000 and after May 5, 2003, generally have a term of five years from the date of grant. Options granted June 15, 2000 through May 5, 2003, and those granted after March 31, 2013, generally have a term of ten years. The exercise price of stock options granted under the 1997 Plan is determined by the Board of Directors (or a Committee of the Board of Directors), but will be at least equal to 100% of the fair market value per share of common stock on the date of grant (or at least 110% of such fair market value for an incentive stock option granted to a stockholder with greater than 10% voting power of all stock), except that up to 10% of the aggregate number of shares reserved for issuance under the 1997 Plan (including shares that have been issued or are issuable in connection with options exercised or granted under the 1997 Plan) may have exercise prices that are from 0% to 100% of the fair market value of the common stock on the date of grant. Options generally vest ratably over four years.

The 1997 Plan also allows for the issuance of stock purchase rights and options that are immediately exercisable through execution of a restricted stock purchase agreement. Shares purchased pursuant to a stock purchase agreement generally vest ratably over four years. In the event of termination of employment, the Company, at its discretion, may repurchase unvested shares at a price equal to the original issuance price. In addition, the 1997 Plan allows for the issuance of stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), and restricted stock units (“RSUs”). SARs are rights to receive, in cash or shares of the Company's common stock, as designated on the grant date, the appreciation in fair market value of common stock between the exercise date and the date of grant. To date, the Company has only issued SARs that can be settled in shares of the Company's common stock. SARs may be granted alone or in tandem with options. The exercise price of a SAR will be at least equal to 100% of the fair market value per share of common stock on the date of grant. SARs issued by the Company generally vest in equal, annual installments over four years, and expire on the five year anniversary of the grant date. RSUs and RSAs are awards that result in a payment to a participant, generally in the form of an issuance of shares of the Company's common stock, at such time as specified performance goals or other vesting criteria are achieved or the awards otherwise vest. RSUs and RSAs issued by the Company generally vest in equal, annual installments over four years, although certain of these awards vest 100% after one or two years. In addition, certain of these RSU and RSA grants have additional financial-based performance requirements that must be met before vesting can occur. RSUs and RSAs with performance-based vesting conditions expire no later than the five year anniversary of the grant date if the performance criteria have not been met.

(d) Stock Award Activity

The following table summarizes stock award activity under all plans for the years ended December 31, 2013, 2012, and 2011:

		Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted-Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2010	11,420,522	4,275,648	$8.55
Options and stock appreciation rights granted	(313,750)	313,750	8.26
RSUs granted	(1,381,070)	—	—
Options and stock appreciation rights cancelled	981,365	(981,365)	8.64
RSUs cancelled	480,571	—	—
Options exercised	—	(504,561)	7.15
Unissued shares returned to plan	190,406	—	—
1998 Directors Plan shares expired	(10,000)	—	—
Additional shares reserved	1,679,692	—	—
BALANCE AT DECEMBER 31, 2011	13,047,736	3,103,472	$8.71
Options granted	(1,883,388)	1,883,388	3.21
RSUs granted	(700,987)	—	—
Options and stock appreciation rights cancelled	1,047,545	(1,047,545)	8.73
RSUs cancelled	315,817	—	—
Options exercised	—	—	—
Unissued shares returned to plan	—	—	—
1998 Directors Plan shares expired	(60,000)	—	—
Additional shares reserved	1,700,859	—	—
BALANCE AT DECEMBER 31, 2012	13,467,582	3,939,315	$6.08
Options granted	(1,785,728)	1,785,728	2.34
RSUs granted	(702,665)	—	—
Options and stock appreciation rights cancelled	1,545,194	(1,545,194)	7.22
RSUs cancelled	471,867	—	—
Options exercised	—	—	—
Unissued shares eliminated from plan	(15,542,434)	—	—
1998 Directors Plan shares expired	75,000	(75,000)	—
Additional shares reserved	7,122,039	—	—
BALANCE AT DECEMBER 31, 2013	4,650,855	4,104,849	$4.13

During the years ended December 31, 2013 and 2012, no options or SARs were exercised. The total intrinsic value of options and SARS exercised in 2011 was approximately $1.2 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The following table provides additional information regarding RSU and RSA activity for the years ended December 31, 2013, 2012, and 2011:

	Number Nonvested and Outstanding	Weighted-Average Grant Date Fair-Value
BALANCE AT DECEMBER 31, 2010	2,201,169	$8.88
RSUs and RSAs granted	1,381,070	8.74
RSUs vested and released	(580,075)	10.55
RSUs cancelled	(480,571)	8.96
BALANCE AT DECEMBER 31, 2011	2,521,593	$8.40
RSUs granted	700,987	3.25
RSUs vested and released	(977,149)	8.48
RSUs cancelled	(315,817)	7.80
BALANCE AT DECEMBER 31, 2012	1,929,614	$6.56
RSUs granted	419,056	2.34
RSUs vested and released	(522,286)	6.99
RSUs cancelled	(458,287)	6.19
BALANCE AT DECEMBER 31, 2013	1,368,097	$5.22

The fair value of each RSU and RSA granted to employees was estimated on the date of grant by multiplying the number of shares granted times the fair market value of the Company's stock on the grant date.

The total intrinsic value of RSUs and RSAs vested and released during the years ended December 31, 2013, 2012, and 2011 was approximately $1.2 million, $3.7 million, and $5.1 million, respectively. The intrinsic value of vested and released RSUs and RSAs is calculated by multiplying the fair market value of the Company's stock on the vesting date by the number of shares vested. As of December 31, 2013, the number of RSUs and RSAs outstanding and expected to vest was 1,292,436, with a total intrinsic value of $2.8 million. The intrinsic value of the outstanding and expected to vest RSUs and RSAs is calculated based on the market value of the Company's closing stock price of $2.15 as of December 31, 2013, the last market trading day of 2013.

The following table provides additional information for significant ranges of outstanding and exercisable stock options and SARs as of December 31, 2013:

Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
2.11-2.29	419,600	9.68	$2.19	$4,640
2.37	1,183,829	9.44	2.37	—
2.51-2.57	92,500	9.30	2.55	—
3.17	1,217,567	8.37	3.17	—
3.40-7.46	513,725	4.23	6.02	—
7.47-8.20	431,978	0.47	7.55	—
9.08-10.62	123,900	2.36	9.99	—
12.11	40,000	0.69	12.11	—
12.82	75,000	0.86	12.82	—
13.85	6,750	0.78	13.85	—
Outstanding	4,104,849	7.08	$4.13	$4,640
Vested and expected to vest	3,918,854	7.06	$4.20	$4,212
Exercisable	1,348,270	3.64	$6.60	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $2.15 as of December 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

6. Stock-based Compensation
(a) Valuation of Options, SARs, and RSUs Granted
The Company has elected to use the BSM option-pricing model to estimate the fair value of stock options and SARs that it grants. The BSM model incorporates various assumptions including volatility, expected term of the option from the date of grant to the time of exercise, risk-free interest rates, and dividend yields. The weighted average fair value of options and SARs granted during the years ended December 31, 2013, 2012, and 2011, was $1.39, $1.85, and $4.05, respectively, and was determined using the following weighted average assumptions:

	Year ended 31 December
	2013	2012	2011
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.6%	0.9%	1.2%
Expected volatility	64.8%	63.9%	64.2%
Expected term (in years)	6.16	6.10	4.10
The expected dividend yield reflects the fact that the Company has not paid any dividends in the past and does not currently intend to pay dividends in the foreseeable future. The risk-free interest rate assumption is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. The expected volatility is based on both the historical volatility of the Company's common stock over the most recent period commensurate with the expected life of the option as well as on implied volatility calculated from the market traded options on the Company's stock. The expected term has been calculated by applying the simplified method calculation to the new 10-year term option grants made during 2013, as the Company does not have relevant and adequate exercise history for such options. Prior to this, the expected term has been calculated by applying a Monte Carlo simulation model that incorporates the Company's historical data on post-vest exercise activity and employee termination behavior.
The grant date fair value of RSUs and RSAs granted to employees is determined by multiplying the fair market value of the Company's stock on the grant date times the number of RSUs and RSAs awarded. During 2011, the Company issued a limited number of RSUs to non-employee consultants. The final measurement date for these awards is determined at the earlier of the date at which a commitment for performance by the consultant to earn the RSUs is reached, or the date at which the consultant's performance necessary for the RSUs to vest has been completed. Between the date of issuance and the final measurement date, which is expected to be the date the consultants' performance is complete and the awards vest, the awards are remeasured based on the fair market value of the Company's stock at each reporting date. During the year ended December 31, 2013, awards granted to non-employee consultants and the related share-based payment expense was not significant.

(b) Equity Compensation Expense for RSUs and RSAs with Financial or other Performance-Based Vesting Requirements

As of December 31, 2013, there were 195,000 non-vested RSUs and RSAs that were subject to service-based vesting conditions as well as certain financial or other performance-based vesting requirements that must be achieved before vesting can occur. The following table contains pertinent information regarding these outstanding awards as of December 31, 2013 (in thousands except for number of awards granted):

Grant Date	# of Awards Granted	Fair Value on Grant Date	Cumulative Expense Recognized	Unearned Compensation Expense	Latest Date Performance Condition Could be Met
August 2010	125,000	$929	$—	$929	April 2015
May 2011	20,000	212	—	212	April 2015
November 2011	50,000	277	—	277	April 2015
Total	195,000	$1,418	$—	$1,418

Through June 30, 2012, cumulative compensation expense of $375,000 associated with these 195,000 unvested RSUs and RSAs had been recognized. From the date of grant through June 30, 2012, the Company had believed it was probable that the associated performance requirements would be achieved and therefore recognized expense on these awards. During the third quarter of 2012, the Company believed that the performance condition was no longer probable of achievement, however the Company had also not yet determined that the performance condition was improbable of achievement. Hence, expense recognition was discontinued beginning in the third quarter of 2012. As of December 31, 2013, the Company determined that the performance condition is improbable of achievement and therefore the cumulative compensation expense of $375,000 associated with these awards has been reversed in the quarter ended December 31, 2013.
c) Expense Allocation

Compensation expense for all share-based payment awards has been recognized using the accelerated multiple-option approach. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated based on historical experience.
As of December 31, 2013, total compensation cost related to non-vested stock options and other equity based awards not yet recognized was $4.8 million, which is expected to be recognized over the next 1.6 years on a weighted-average basis.

The following table summarizes stock-based compensation expense for the years ended December 31, 2013, 2012, and 2011 and its allocation within the consolidated statements of operations (in thousands):

	Year ended 31 December,
	2013	2012	2011
Cost of product	$193	$567	$864
Cost of service	47	111	112
Stock based compensation expense included in cost of revenues	240	678	976
Product development	696	2,304	3,891
Sales and marketing	635	1,896	2,251
General and administrative	967	2,098	2,531
Stock based compensation expense included in operating expenses	$2,298	$6,298	$8,673
Total stock based compensation expense related to stock options and share awards	$2,538	$6,976	$9,649
Tax benefit	$—	$—	$—
Stock-based compensation expense related to stock options and share awards, net of tax	$2,538	$6,976	$9,649

As of December 31, 2013, approximately $42,000 and $8,000 of stock-based compensation expense was capitalized as part of the cost of inventory and deferred cost of goods sold, respectively. As of December 31, 2012, approximately $38,000 and $3,000 of stock-based compensation expense was capitalized as part of the cost of inventory and deferred cost of goods sold, respectively.

7.    Significant Customers

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the years ended December 31, 2013, 2012 and 2011, the Company had five customers that accounted for a significant portion of its revenues: EBV Electronik GmbH and Avnet Europe Comm VA (“EBV/Avnet”), the Company’s primary distributors of its IIoT products in Europe, Duke Energy Corporation (“Duke”), a U.S. utility company; Enel Distribuzione Spa ("Enel"), an Italian utility company; and Eltel Networks A/S (“Eltel”) and Telvent Energia y Medioambiente SA (“Telvent”), value added resellers of the Company’s Grid products. For the years ended December 31, 2013, 2012 and 2011 the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Segment	Year ended 31 December
		2013	2012	2011
Telvent	Grid	14.3%	29.7%	15.7%
EBV/Avnet	IIoT	14.2%	8.1%	9.5%
Enel	IIoT	13.7%	4.8%	4.5%
Duke	Grid	5.8%	13.7%	27.2%
Eltel	Grid	2.3%	8.1%	11.5%
Total		50.3%	64.4%	68.4%

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
8.     Goodwill

The carrying amount of goodwill as of December 31, 2013, 2012, and 2011 relates to three acquisitions, including ARIGO Software GmbH (“ARIGO”) in 2001, BeAtHome in 2002, and MTC in 2003. The goodwill acquired as part of the ARIGO transaction is valued in Euros, and is therefore subject to foreign currency translation gains and losses.

The changes in the carrying amount of goodwill, net, for the years ended December 31, 2013 and 2012 are as follows (in thousands):

Total
Balance as of December 31, 2011	$8,235
Unrealized foreign currency translation loss	41
Balance as of December 31, 2012	$8,276
Unrealized foreign currency translation loss	114
Balance as of December 31, 2013	$8,390

Effective in the fourth quarter of 2013, the Company changed the way it managed the business to focus the business on two operating segments based on homogeneity of products and technology- Grid and IIoT. As a result, the Company, with the assistance of an external service provider, reallocated goodwill of the Company to the Grid and IIoT operating segments using a relative fair value approach. Each operating segment's fair value was determined based on comparative market values and discounted cash flows. As of December 31, 2013, approximately $3.4 million and $5.0 million of the total goodwill balance was attributable to the Grid and IIoT operating segments, respectively. There was no indication of impairment when goodwill was reallocated to the new operating segments, as the respective fair values of each substantially exceed their carrying values (including goodwill) as of December 31, 2013.

9. Commitments and Contingencies
(a) Lease Commitments
As discussed in Note 3, the Company accounts for the leases of its corporate headquarters facilities as lease financing obligations. As of December 31, 2013, the future minimum lease payments for the lease financing obligations were as follows (in thousands):

2014	$3,328
2015	3,410
2016	3,493
2017	3,615
2018	3,746
2019 and thereafter	4,532
Total payments	$22,124
Amount representing interest	(3,964)
Present value of future minimum lease payments	$18,160
Lease financing obligations classified as current	$2,240
Lease financing obligations classified as long-term	$15,920

The Company also leases facilities under operating leases for its sales, marketing, and product development personnel located elsewhere within the United States and in several foreign countries throughout Europe and Asia, including a land lease for accounting purposes associated with the Company's corporate headquarters facilities. These operating leases expire on various dates through 2020, and in some instances are cancelable with advance notice. Lastly, the Company also leases certain equipment and, for some of its sales personnel, automobiles. These operating leases are generally less than five years in duration. As of December 31, 2013, future minimum lease payments under all operating leases, including $4.8 million related to the land lease associated with the Company's corporate headquarters facilities (see Note 3), were as follows (in thousands):

2014	$1,355
2015	956
2016	907
2017	907
2018	822
2019 and thereafter	905
Total payments	$5,852
Rent expense for all operating leases was approximately $1.5 million for 2013, $1.7 million for 2012, and $1.9 million for 2011. Although certain of the operating lease agreements provide for escalating rent payments over the term of the lease, rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2013, the Company has accrued approximately $215,000 of deferred rent related to these agreements, of which approximately $35,000 is reflected in current liabilities while the remainder is reflected in other long-term liabilities in the accompanying consolidated balance sheet. As of December 31, 2012, the Company has accrued approximately $251,000 of deferred rent related to these agreements, of which approximately $36,000 is reflected in current liabilities while the remainder is reflected in other long-term liabilities in the accompanying consolidated balance sheet.
(b) Royalties
The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of product revenues in the Company's Consolidated Statements of Operations, was approximately $470,000, $508,000, and $532,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

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
(d) Taxes
The Company conducts operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company's operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with accounting principles generally accepted in the United States of America, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and the Company believes that, as of December 31, 2013, it has adequately provided for such contingencies. However, it is possible that the Company's results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

(e) Legal Actions
In April 2009, the Company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against the Company, seeking the return of approximately $16.7 million in payments received by the Company in the ordinary course of business for components sold by the Company to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meters manufacturers, and from time to time through January 2004, the Company sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project.  The Company believed that the Italian claw back law was not applicable to its transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver were without merit. However, it was recently brought to the Company's attention that a substantial percentage of claw back cases reviewed by the local courts, which are located in the jurisdiction in which the Finmek Companies were headquartered, were being decided in favor of the Finmek Companies.  To avoid any possibility of an adverse ruling against the Company, as well as to limit administrative inconvenience and curtail litigation costs, in April 2013, with the consent of its Board of Directors, the Company decided to settle this matter. The Company reached an agreement with respect to a tentative financial settlement of $3.5 million and recognized a charge for this amount in the first quarter of 2013. This settlement was formalized and became effective in the fourth quarter of 2013, to be paid in two substantially equal installments, one in the fourth quarter of 2013 and the other in the fourth quarter of 2014. The Company did not admit that the Italian claw back law applied to its circumstances as part of this settlement.
From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of December 31, 2013, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
Line of Credit
The Company maintains a $5.0 million line of credit with its primary bank, which expires on July 1, 2014. The letter of credit contains certain financial covenants requiring the Company to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of December 31, 2013, the Company was in compliance with these covenants. As of December 31, 2013, the Company’s primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.
10. Income Taxes
The provision for income taxes attributable to continuing operations is based upon income (loss) before income taxes from continuing operations as follows (in thousands):

	Year ended 31 December
	2013	2012	2011
Domestic	$(18,037)	$(13,614)	$(13,782)
Foreign	(70)	652	1,111
	$(18,107)	$(12,962)	$(12,671)
The provision for income taxes consists of the following (in thousands):

	Year ended 31 December
	2013	2012	2011
Federal:
Current	$—	$—	$—
Deferred	—	—	—
Total federal provision	—	—	—
State:
Current	17	5	4
Deferred	—	—	—
Total state provision	17	5	4
Foreign:
Current	294	214	325
Deferred	—	—	—
Total foreign provision	294	214	325
Total income tax expense (benefit)	$311	$219	$329

The provision for income taxes differs from the amount estimated by applying the statutory Federal income tax rate to loss before taxes as follows (in thousands):

	Year ended 31 December
	2013	2012	2011
Federal tax at statutory rate of 35%	$(6,156)	$(4,537)	$(4,435)
State taxes, net of federal benefit	17	5	3
U.S.-Foreign rate differential	342	87	(46)
Change in Valuation Allowance	6,969	4,530	4,825
Research and Development credits	(1,241)	—	—
Others	380	134	(18)
Total income tax expense	$311	$219	$329

As of December 31, 2013 and 2012, a valuation allowance has been recorded against 100% of gross deferred tax assets as a result of uncertainties regarding the realization of the asset balance. As of December 31, 2013 and 2012, the Company had no significant deferred tax liabilities. The components of the net deferred income tax asset are as follows (in thousands):

	Year ended 31 December
	2013	2012
Net operating loss carry forwards	$60,961	$55,669
Tax credit carry forwards	26,869	24,826
Fixed and intangible assets	7,246	7,486
Capitalized research and development costs	58	58
Reserves and other cumulative temporary differences	19,380	20,910
Gross deferred income tax assets	114,514	108,949
Valuation allowance	(114,514)	(108,949)
Net deferred income tax assets	$—	$—

As of December 31, 2013, part of the Company's valuation allowance on deferred tax assets pertains to certain tax credits and net operating loss carry forwards. In the future, it will reduce the valuation allowance associated with these credits and losses upon the earlier of the period in which it utilizes them to reduce the amount of income tax it would otherwise be required to pay on its income tax returns, or when it becomes more likely than not that the deferred tax assets are realizable. In addition, the Internal Revenue Code of 1986, as amended, contains provisions that limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. The Company performed an analysis of the ownership changes in 2001. Since that time, some ownership changes may have occurred, which could cause certain of the Company's net operating loss and credit carryforwards to be limited in future periods.
As of December 31, 2013, the Company had net operating loss carryforwards of $199.6 million for federal income tax reporting purposes and $85.7 million for state income tax reporting purposes, which expire at various dates through 2033. Of these amounts, a significant portion represents federal and state tax deductions from stock-based compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in capital in the year in which the benefit is realized. In addition, as of December 31, 2013, the Company had approximately $11.4 million and $15.3 million of tax credit carryforwards for research expenditures for federal and California purposes, respectively. The federal research tax credits will expire at various dates if not utilized by 2033 and the state tax credit can be carried over indefinitely. In accordance with current Internal Revenue Code rules, federal net operating loss carryforwards must be utilized in full before federal research and development tax credits can be used to offset current tax liabilities. As a result, depending on the Company's future taxable income in any given year, some or all of the federal research tax credits, as well as portions of the Company's federal and state net operating loss carryforwards, may expire before being utilized.
Amounts held by foreign subsidiaries are generally subject to United States income taxation on repatriation to the United States. The Company currently intends to permanently reinvest its undistributed earnings from its foreign subsidiaries outside the United States and United States income taxes have not been provided on cumulative total earnings of $10.8 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following is a rollforward of the Company's uncertain tax positions for the years ended December 31, 2013 and 2012

(in thousands):

	Year ended 31 December
	2013	2012
Balance as of the beginning of the year	$3,382	$4,355
Tax positions related to current year:
Additions	31	80
Reductions	—	—
Tax positions related to prior years:
Additions	—	—
Reductions	(571)	(405)
Settlements	—	—
Lapses in statute of limitations	(704)	(648)
Balance as of the end of the year	$2,138	$3,382

Included in the balance of total unrecognized tax benefits at December 31, 2013 are potential benefits of $575,000, which if recognized, would affect the effective rate on income from continuing operations.
On December 31, 2013, the Company had accrued interest and penalties related to the uncertain tax benefits of approximately $134,000. During 2013, the Company decreased the prior year balance by $6,000 due to both lapses in statute and change of methodology.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. In the United States, the tax years from 1994 remain open to examination by federal and most state tax authorities due to certain net operating loss and credit carryforward positions. In the foreign jurisdictions, the number of tax years open to examination by local tax authorities ranges from three to six years.
11. Warranty Reserves
When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are generally provided for when the associated revenue is recognized. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company's current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $561,000 as of December 31, 2013 and $519,000 as of December 31, 2012. Of these amounts, $515,000 and $419,000 were included in Accrued Liabilities as of December 31, 2013 and 2012, respectively, while the remaining $46,000 and $100,000 were included in Other Long-Term Liabilities as of December 31, 2013 and 2012, respectively.
12. Related Parties
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
For the years ended December 31, 2013 and 2012, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $11.8 million and $6.5 million, respectively. As of December 31, 2013 and 2012, $1.6 million of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
13. Restructuring

In May 2012, the Company undertook cost cutting measures by initiating a headcount reduction of 42 full-time employees worldwide, to be terminated between May 2012 and December 2013. In connection with this restructuring plan, in 2012, the Company recorded restructuring charges of approximately $1.2 million related to termination benefits for these personnel.
The following table sets forth a summary of restructuring activities related to the Company’s May 2012 restructuring program in 2013 (in thousands):

	December 31, 2012	Costs Incurred	Cash Payments	December 31, 2013
Termination benefits	$149	$—	$100	$49
The following table sets forth a summary of restructuring activities related to the Company’s May 2012 restructuring program in 2012 (in thousands):

	December 31, 2011	Costs Incurred	Cash Payments	December 31, 2012
Termination benefits	$—	$1,176	$1,027	$149
On February 12, 2013, the Company undertook further restructuring actions affecting approximately 43 employees to be terminated between February 2013 and December 31, 2013, as part of an overall plan to reshape the Company for the future. In connection with this restructuring, the Company recorded restructuring charges of approximately $2.5 million related to termination benefits for these personnel during the year ended December 31, 2013.
The following table sets forth a summary of restructuring activities related to the Company's February 2013 restructuring program (in thousands):

	December 31, 2012	Costs Incurred	Cash Payments	December 31, 2013
Termination benefits	—	2,522	2,522	—
Accrued restructuring charges as of December 31, 2013 comprise the remaining liability balance from the May 2012 restructurings and are reflected in accrued liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2013. The Company expects to pay these accrued termination benefits through 2014.

14. Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Charged/ (Credited) to Revenues and Expenses	Write-Off of Previously Provided Accounts	Balance at End of Period
Year Ended December 31, 2013:
Allowance for Doubtful Accounts	$430	$55	$132	$353
Allowance for Customer Returns and Sales Credits	$429	$5,375	$5,274	$530

Year Ended December 31, 2012:
Allowance for Doubtful Accounts	$390	$48	$8	$430
Allowance for Customer Returns and Sales Credits	$1,411	$4,265	$5,247	$429

Year Ended December 31, 2011:
Allowance for Doubtful Accounts	$361	$30	$1	$390
Allowance for Customer Returns and Sales Credits	$584	$6,750	$5,923	$1,411

15.     Segment Disclosure

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing business performance. The Company’s chief operating decision-making group is the Executive Staff, which is comprised of the Chief Executive Officer and his direct reports (CODM).

Prior to the fourth quarter of 2013, the Company previously operated as one operating segment. Effective in the fourth quarter of 2013, the Company changed the way it managed the business to focus the business on two operating segments based on homogeneity of products and technology- Industrial Internet of Things (IIoT) and Grid Modernization (Grid). As a result of the change, product families and services were organized and evaluated within the above mentioned operating segments.

The Company’s IIoT segment represents Horizontal Embedded Control Platforms, such as LONWORKS and IzoT, which include components, control nodes. and development software, and which are sold typically to Original Equipment Manufacturers (OEMs) to build into their industrial application solutions It allows a single device to be brought to market as a LONWORKS®, BACnet®, or other protocol-supporting device; and it can be used with any underlying wired or wireless communications link, such as Ethernet, RS-485, Wi-Fi, 15.4, or Echelon’s free topology (FT) standard. The IzoT platform provides a smooth migration path for legacy devices to the IIoT. The product portfolio includes Smart Transceivers, SmartServer Controllers, LNS and OpenLNS Operating Systems, Outdoor Lighting Controllers, SmartServer Segment Controllers and PL/RF Bridges.

The Company’s Grid segment primarily offers vertical solutions and platform components that connect homes to the grid and allow utilities to accurately collect billing data and vital health statistics with a high degree of field-proven reliability. In addition to usage data required for billing the consumer, this segment's products collect a large number of power quality metrics at the smart meter and from other devices such as distribution transformers. This data can be used in applications such as transformer monitoring, theft detection, and fault detection to guide preventive maintenance and to reduce energy loss. The product portfolio includes Smart Meters, Distributed Control Nodes (DCNs) or Data Concentrators, NES System Software, Element Manager and Control Point Modules.
The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2013 and December 31, 2012, long-lived assets of approximately $24.6 million and $27.7 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the CODM does not review asset information on a segment basis.

The CODM allocates resources and assesses performance of operating segments based on a non-GAAP measure of segment contribution margin comprising revenue, direct costs and operating expenses, such as standard cost of goods sold, research and development, and sales and marketing expenses; indirect costs, such as manufacturing overhead and other cost of revenues allocated based on factors including headcount, usage, and revenue, as well as the benefit from allocation of loss to non-controlling interest (this impact is solely noted in the Grid segment). The CODM does not allocate to the Company's business segments certain operating expenses managed separately at the corporate level. Corporate unallocated expenses include general and administrative costs, stock-based compensation expenses, restructuring charges and other one-time, non-routine charges. Operating segments do not generate inter-segment revenue. We do not allocate gains and losses from interest and other income, or taxes to operating segments. The accounting policies for each segment are the same as those disclosed by the Company for its consolidated financial statements.

The change from one operating segment to two operating segments was a fundamental reorganization of the entity in 2013 making it impracticable for the Company to restate the segment information for the earlier periods of 2012 and 2011, except as relates to the segment revenue information which is presented. Prior to the reorganization, the Company’s organizational structure was set up to report and track information for a single reporting unit, the Company as a whole. The reorganization into the two operating segments resulted in, among other things, a complex movement affecting a majority of the Company's employees, a significant modification to the Company's departmental organization structure, and a completely new way of presenting and reviewing operating performance for the new organizations. Prior to the fourth quarter of 2013, the Company was not structured nor was it managed in a “product line” manner. Therefore, management believes that restatement of prior year information for these segments, except as it relates to segment revenues, is impracticable.

In accordance with the disclosure requirements of ASC280-10-50-35, the Company has disclosed the segment information for 2013 (the year in which the change has occurred) under the old basis and new basis of segmentation. Since the Company only had one operating segment previously, please refer to the consolidated statement of operations for information under the old basis of segmentation as relates to all information except revenues.

The following table summarizes financial information for each segment used by the CODM for the year ended December 31, 2013 (in thousands):

	Grid	IIoT	Shared/ Corporate	Stock Compensation expenses	Adjustments to reconcile to GAAP reported amounts	Total
Revenues	$40,303	$45,857	$—	$—	$—	$86,160
Segment gross profit [1]	13,891	29,506	—	(240)		43,157
Segment contribution	(5,446)	12,272	(13,676)	(2,538)	—	(9,388)
Corporate unallocated expenses
Restructuring charges	—	—			(2,522)	(2,522)
Litigation charges	—	—			(3,452)	(3,452)
Interest and other income (expense), net					(702)	(702)
Interest expense on lease financing obligations					(1,235)	(1,235)
Income tax expense					$311	$311
Net loss attributable to Echelon Corporation Stockholders						$(17,610)
1 Represents unallocated share based compensation expenses considered in GAAP results as part of cost of revenues, but excluded from segment gross profit calculation as presented to the CODM. This amount has been presented to reconcile the segment gross profit to total gross profit presented in the Consolidated Statement of Operations.

For the year ended December 31, 2013, depreciation expense for the Grid and IIoT segments was $1.7 million and $735,000, respectively and unallocated depreciation was $1.5 million.

The following table summarizes revenues for each segment described above for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year ended 31 December
	2013	2012	2011
Grid	$40,303	$85,241	$99,428
IIoT	45,857	48,776	57,059
Total	$86,160	$134,017	$156,487

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Year ended 31 December
	2013	2012	2011
Americas
United States	$16,694	$32,981	$58,182
Other Americas	1,677	2,485	2,524
Total Americas	18,371	35,466	60,706
EMEA
Finland	10,092	38,958	23,633
Germany	14,167	13,097	18,455
Denmark	1,896	10,939	17,959
Other EMEA	28,140	21,195	20,201
Total EMEA	54,295	84,189	80,248
APJ	13,494	14,362	15,533
Total	$86,160	$134,017	$156,487

For information regarding the Company’s major customers, please refer to Note 7, Significant Customers.
16. Joint Venture
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture is focusing on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s Consolidated Financial Statements as of December 31, 2013 and 2012, and for the years then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the noncontrolling interest in subsidiary on the Consolidated Balance Sheet as of December 31, 2013 and 2012. Net loss attributable to the noncontrolling interest in Echelon-Holley was $808,000 and $363,000 during years ended December 31, 2013 and 2012, respectively.
As of December 31, 2013, Echelon and Holley Metering had contributed in cash a total of approximately $4,000,000 in Share Capital, as defined, to Echelon-Holley in proportion to their respective ownership interests.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
The following tables set forth certain consolidated statement of operations data for each of the quarters in 2013 and 2012. This information has been derived from the Company's quarterly unaudited consolidated financial statements. The quarterly unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with the annual audited consolidated financial statements and notes appearing in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

	Three months ended
	December 2013	September 2013	June 2013	March 2013	December 2012	September 2012		June 2012	March 2012
Consolidated Statement of Operations Data:
Revenues:
Product	$17,485	$17,175	$24,208	$24,250	$22,088	$28,056		$39,845	$39,486
Service	643	839	628	932	1,710	1,008		977	847
Total revenues	18,128	18,014	24,836	25,182	23,798	29,064		40,822	40,333
Cost of revenues:
Cost of product	8,932	7,348	12,558	13,078	12,039	16,672		24,230	22,450
Cost of service	225	211	323	328	570	493		523	585
Total cost of revenues	9,157	7,559	12,881	13,406	12,609	17,165		24,753	23,035
Gross profit	8,971	10,455	11,955	11,776	11,189	11,899		16,069	17,298
Operating expenses:
Product development	5,201	5,294	5,122	6,744	6,559	7,256		7,393	8,801
Sales and marketing	3,844	3,991	4,020	4,493	4,948	4,807		5,548	6,157
General and administrative	3,599	3,925	3,234	3,886	3,426	3,679		3,599	4,346
Litigation charges	—	—	—	3,452	—	—		—	—
Restructuring charges	—	—	—	2,522	—	—		1,176	—
Total operating expenses	12,644	13,210	12,376	21,097	14,933	15,742		17,716	19,304
Loss from operations	(3,673)	(2,755)	(421)	(9,321)	(3,744)	(3,843)		(1,647)	(2,006)
Interest and other income (expense), net	(216)	(606)	(164)	284	(168)	(184)		254	(264)
Interest expense on lease financing obligations	(297)	(305)	(312)	(321)	(329)	(336)		(344)	(351)
Loss before provision for income taxes	(4,186)	(3,666)	(897)	(9,358)	(4,241)	(4,363)		(1,737)	(2,621)
Income tax expense (benefit)	55	113	106	37	71	57		144	(53)
Net loss	(4,241)	(3,779)	(1,003)	(9,395)	(4,312)	(4,420)		(1,881)	(2,568)
Net loss attributable to non controlling interest	218	266	176	148	207	156		—	—
Net loss attributable to Echelon Corporation stockholders	$(4,023)	$(3,513)	$(827)	$(9,247)	$(4,105)	$(4,264)		$(1,881)	$(2,568)
Net Loss per share:
Basic	$(0.09)	$(0.08)	$(0.02)	$(0.22)	$(0.10)	$(0.10)	$	$(0.04)	$(0.06)
Diluted	$(0.09)	$(0.08)	$(0.02)	$(0.22)	$(0.10)	$(0.10)	$	$(0.04)	$(0.06)
Shares used in net loss per share calculation:
Basic	43,252	43,184	43,000	42,929	42,905	42,806		42,560	42,323
Diluted	43,252	43,184	43,000	42,929	42,905	42,806		42,560	42,323

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION
Date:	March 10, 2014	By:	/s/ William R. Slakey
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

Signatures	Title	Date
/s/ Ronald Sege	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2014
Ronald Sege

/s/ William R. Slakey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2014
William R. Slakey

/s/ C. Michael Marszewski	Vice President Corporate Controller (Principal Accounting Officer)	March 10, 2014
C. Michael Marszewski

s/ Armas Clifford Markkula, Jr	Vice Chairman	February 15, 2014
Armas Clifford Markkula, Jr.

/s/ Robert J. Finocchio, Jr.	Director	February 17, 2014
Robert J. Finocchio, Jr

/s/ Robert R. Maxfield	Director	February 18, 2014
Robert R. Maxfield

/s/ Richard M. Moley	Director	February 21, 2014
Richard M. Moley

/s/ Betsy Rafael	Director	February 23, 2014
Betsy Rafael

EXHIBIT INDEX

Exhibit No.	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.3(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Registrant's Common Stock Certificate.
4.2(4)	Second Amended and Restated Modification Agreement dated May 15, 1997.
10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(10)	1997 Stock Plan (as amended and restated March 26, 2004)
10.2(16)+	1997 Stock Plan (as amended and restated April 3, 2013)
10.2(a)(5)+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature
10.2(b)(5)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature
10.2(c)(6)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement
10.2(d)(5)+	Form of 1997 Stock Plan Performance Share Agreement (re: non-standard vesting schedule)
10.2(e)(5)+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees
10.2(f)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees
10.2(g)(5)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees
10.2(h)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria
10.2(i)(5)+	Form of 1997 Stock Plan Performance Share Agreement
10.2(j)(13)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement
10.2(k)(7)+	Form of 1997 Stock Plan Performance Share Agreement for US-based corporate officers
10.2(l)(11)+	Form of 1997 Stock Plan Performance Share Agreement for non US-based corporate officers
10.2(m)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for US-based corporate officers
10.2(n)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non US-based corporate officers
10.2(o)(12)+	Form of 1997 Stock Plan Restricted Stock Award Agreement
10.2(p)(15)+	Form of 1997 Stock Plan Stock Option Agreement for U.S. Optionees (2012)
10.2(q)(15)+	Form of 1997 Stock Plan Stock Option Agreement for U.S. Corporate Officers (2012)
10.2(r)(15)+	Form of 1997 Stock Plan Stock Option Agreement for Optionees Outside the U.S. (2012)
10.2(s)(15)+	Form of 1997 Stock Plan Stock Option Agreement for Corporate Officers Outside the U.S. (2012)
10.2(t)(15)+	Form of 1997 Stock Plan Stock Option Agreement Appendix A for Optionees Outside the U.S. (2012)
10.2(u)(15)+	Form of 1997 Stock Plan Performance Share Agreement for Participants Outside the U.S. (2012)
10.2(v)(15)+	Form of 1997 Stock Plan Performance Share Agreement for Corporate Officers Outside the U.S. (2012)
10.2(w)(15)+	Form of 1997 Stock Plan Performance Share Agreement Appendix A for Participants Outside the U.S. (2012)
10.2 (15)+	1997 Stock Plan (as amended and restated August 18, 2010)
10.3 (4)	1988 Stock Option Plan and forms of related agreements.
10.4 (4)	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).
10.5 (4)	Form of International Distributor Agreement.
10.6 (4)	Form of OEM License Agreement.
10.7 (4)	Form of Software License Agreement.
10.8 (4)	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.
10.9 (8)	1998 Director Option Plan.
10.10 (9)	Building 1 Lease Agreement dated December 30, 1999

10.11 (9)	First Amendment to Building 1 Lease Agreement dated May 10, 2000
10.12 (9)	Echelon Corporation Common Stock Purchase Agreement with ENEL S.p.A. dated June 30, 2000
10.13 (9)	Second Amendment to Building 1 Lease Agreement dated September 22, 2000
10.14 (9)	Building 2 Lease Agreement dated November 15, 2001
10.15 (9)	Third Amendment to Building 1 Lease Agreement dated April 10, 2008
10.16 (9)	First Amendment to Building 2 Lease Agreement dated April 10, 2008
10.17 (14)	Form of Value Added Reseller Agreement
10.18
Assignment and Amendment dated April 29, 2011 between the Company and Avnet Europe Comm VA (assigning and modifying the International Distributor Agreement filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed on June 1, 1998)

10.19+	Echelon Corporation Employment Agreement by and between Echelon Corporation and Ronald A. Sege dated August 18, 2010
10.20+	Echelon Corporation Employment letter with William R. Slakey dated September 6, 2011
10.21(16)+	Form of Executive Change in Control and Severance Agreement (2013)
10.22(16)+	Echelon Corporation Employment letter with Alicia Jayne Moore dated June 27, 2013
21.1(3)	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1(4)	Power of Attorney (see signature page).
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(1)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 14, 2000.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 16, 2007, filed on August 17, 2007.

(3)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1/A filed on July 9, 1998.

(4)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 filed on June 1, 1998.

(5)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 16, 2007.

(6)	Incorporated herein by reference to the Registrant's Current Report Form 8-K dated April 12, 2007, filed on April 18, 2007.

(7)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008.

(8)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 21, 2000.

(9)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, filed on March 11, 2010.

(10)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on June 1, 2005.

(11)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 6, 2010.

(12)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 3, 2010

(13)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 17, 2008

(14)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 16, 2010

(15)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 8, 2012

(16)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 8, 2013