Form 10-Q
period 2014-03-31
ECHELON CORP
filed 2014-05-09
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________
FORM 10‑Q
______________
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes ☐ No ☒
As of April 30, 2014, 43,366,556 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10‑Q
FOR THE QUARTER ENDED MARCH 31, 2014

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
ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,311	$14,648
Short-term investments	37,991	42,987
Accounts receivable, net [1]	9,880	10,522
Inventories	5,618	6,445
Deferred cost of goods sold	1,600	1,649
Other current assets	2,199	2,040
Total current assets	74,599	78,291

Property and equipment, net	18,119	18,670
Goodwill	8,390	8,390
Other long‑term assets	774	777
Total assets	$101,882	$106,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,290	$5,424
Accrued liabilities	5,552	7,395
Current portion of lease financing obligations	2,314	2,257
Deferred revenues	6,762	6,125
Total current liabilities	20,918	21,201
LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	15,330	15,928
Other long-term liabilities	927	1,022
Total long-term liabilities	16,257	16,950

STOCKHOLDERS’ EQUITY:
Common stock	466	466
Additional paid-in capital	355,567	354,680
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	948	1,015
Accumulated deficit	(264,816)	(260,843)
Total Echelon Corporation stockholders’ equity	64,035	67,188
Noncontrolling interest in subsidiary	672	789
Total stockholders’ equity	64,707	67,977
Total liabilities and stockholders’ equity	$101,882	$106,128
1 Includes related party receivable of $1.6 million as of March 31, 2014 and December 31, 2013, respectively.
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Product	$16,128	$24,250
Service	1,663	932
Total revenues (2)	17,791	25,182
Cost of revenues:
Cost of product (1)	8,739	13,078
Cost of service (1)	405	328
Total cost of revenues	9,144	13,406
Gross profit	8,647	11,776
Operating expenses:
Product development (1)	5,073	6,744
Sales and marketing (1)	3,642	4,493
General and administrative (1)	3,770	3,886
Litigation charges	—	3,452
Restructuring charges	—	2,522
Total operating expenses	12,485	21,097
Loss from operations	(3,838)	(9,321)
Interest and other income, net	11	284
Interest expense on lease financing obligations	(288)	(321)
Loss before provision for income taxes	(4,115)	(9,358)
Income tax (benefit)/expense	(25)	37
Net loss	$(4,090)	$(9,395)
Net loss attributable to noncontrolling interest	117	148
Net loss attributable to Echelon Corporation stockholders	(3,973)	(9,247)
Net loss per share:
Basic	$(0.09)	$(0.22)
Diluted	$(0.09)	$(0.22)
Shares used in computing net loss per share:
Basic	43,264	42,929
Diluted	43,264	42,929

(1)	See Note 4 for summary of amounts included representing stock-based compensation expense.

(2)	Includes related party amounts of $1,549 and $1,890 for the three months ended March 31, 2014 and 2013, respectively. See Note 12 for additional information on related party transactions.
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net loss	$(4,090)	$(9,395)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(66)	(446)
Unrealized holding gain (loss) on available-for-sale securities	(1)	—
Total other comprehensive loss	(67)	(446)
Comprehensive loss	$(4,157)	$(9,841)
Less: comprehensive loss attributable to noncontrolling interest	$117	$148
Comprehensive loss attributable to Echelon Corporation Stockholders	$(4,040)	$(9,693)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(4,090)	$(9,395)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	923	1,058
Increase in allowance for doubtful accounts	33	11
Loss on disposal of fixed assets	3	3
Reduction of (increase in) accrued investment income	5	(6)
Stock-based compensation	883	1,383
Change in operating assets and liabilities:
Accounts receivable	609	609
Inventories	824	1,172
Deferred cost of goods sold	33	(117)
Other current assets	22	(514)
Accounts payable	605	(809)
Accrued liabilities	(1,912)	5,197
Deferred revenues	647	(297)
Deferred rent	(9)	(9)
Net cash used in operating activities	(1,424)	(1,714)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available‑for‑sale short‑term investments	(8,993)	(12,984)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	13,983	12,990
Change in other long‑term assets	3	6
Capital expenditures	(302)	(172)
Net cash provided by (used in) investing activities	4,691	(160)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(541)	(503)
Proceeds from exercise of stock options	17	—
Proceeds from noncontrolling interests	—	—
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(7)	(17)
Net cash used in financing activities	(531)	(520)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(73)	(392)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,663	(2,786)

CASH AND CASH EQUIVALENTS:
Beginning of period	14,648	18,876
End of period	$17,311	$16,090

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$285	$318
Cash paid for income taxes	$103	$123
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
While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered, and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2013 included in its Annual Report on Form 10‑K.
There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2013.
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

•
The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 45.3% of net revenues for the three months ended March 31, 2014 were derived from five customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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
None noted.
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
The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three months ended March 31, 2014, resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.
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

2. Financial Instruments:
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
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at March 31, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$10,252	$10,252	$—	$—
U.S. government securities(2)	37,991	—	37,991	—
Total	$48,243	$10,252	$37,991	$—
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

As of March 31, 2014, the Company’s available-for-sale securities had contractual maturities from four to twelve months and an average remaining term to maturity of five months. As of March 31, 2014, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$37,984	$37,991	$7	$—
The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses for the Company’s available-for-sale short-term investments, by major security type, were as follows as of December 31, 2013 (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$42,979	$42,987	$8	$—
Market values were determined for each individual security in the investment portfolio. The Company reviews its investments on a regular basis to evaluate whether or not any have experienced an other-than-temporary decline in fair value.
3. Earnings Per Share:
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Net loss (Numerator):
Net loss, basic & diluted	$(3,973)	$(9,247)
Shares (Denominator):
Weighted average common shares outstanding	43,264	42,929
Shares used in basic computation	43,264	42,929
Common shares issuable upon exercise of stock options (treasury stock method)	—	—
Shares used in diluted computation	43,264	42,929
Net loss per share:
Basic	$(0.09)	$(0.22)
Diluted	$(0.09)	$(0.22)
For the three months ended March 31, 2014 and 2013, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”) excluded from this calculation for the three months ended March 31, 2014 and 2013 was 5,510,523 and 5,555,404, respectively.
4. Stockholders’ Equity and Employee Stock Option Plans:

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended March 31, 2014 and 2013 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenues:
Cost of product	$108	$143
Cost of service	27	15
Operating expenses:
Product development	343	542
Sales and marketing	89	308
General and administrative	316	375
Total	$883	$1,383

Stock Award Activity

The total intrinsic value of options exercised during the three month periods ended March 31, 2014 and 2013 was $3,000 and $0., respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the options.

The total fair value of RSUs vested and released during the three months ended March 31, 2014 and 2013 was approximately $28,000 and $26,000, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Stock-based Compensation Expense for Awards with Financial-Based Performance Vesting Requirements

As of March 31, 2014, there were 195,000 unvested RSUs and RSAs that were subject to service-based vesting conditions as well as certain financial or other performance-based vesting requirements that must be achieved before vesting can occur.

Through June 30, 2012, cumulative compensation expense of $375,000 associated with these 195,000 unvested RSUs and RSAs was recognized. From the date of grant through June 30, 2012, the Company had believed it was probable that the associated performance requirements would be achieved and therefore recognized expense on these awards. During the third quarter of 2012, the Company believed that the performance condition was no longer probable of achievement; however the Company had also not yet determined that the performance condition was improbable of achievement. Hence, expense recognition was discontinued beginning in the third quarter of 2012. As of December 31, 2013, the Company determined that the performance condition was improbable of achievement and therefore the cumulative compensation expense of $375,000 associated with these awards was reversed. The Company continues to believe that the performance condition is improbable of achievement and therefore no expense was booked during the three months ended March 31, 2014.
5.    Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three months ended March 31, 2014 and 2013, the Company had five customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributors of its IIoT products in Europe, Duke Energy Corporation (“Duke”), a U.S. utility company; Enel Distribuzione Spa ("Enel"), an Italian utility company; and Ubitronix System Solutions GmBh ("Ubitronix") and Telvent Energia y Medioambiente SA (“Telvent”), value added resellers of the Company’s Grid products. For the three months ended March 31, 2014 and 2013, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

		Three Months Ended
	Segment	March 31,
		2014	2013
Avnet	IIoT	16.9%	12.7%
Enel	IIoT	8.7%	7.5%
Ubitronix	Grid	8.3%	12.7%
Duke	Grid	6.9%	9.3%
Telvent	Grid	4.5%	22.0%
Total		45.3%	64.2%

6. Commitments and Contingencies:

Legal Actions
In April 2009, the Company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against the Company, seeking the return of approximately $16.7 million in payments received by the Company in the ordinary course of business for components sold by the Company to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meters manufacturers, and from time to time through January 2004, the Company sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project.  The Company believed that the Italian claw back law was not applicable to its transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver were without merit. However, it was brought to the Company's attention that a substantial percentage of claw back cases reviewed by the local courts, which are located in the jurisdiction in which the Finmek Companies were headquartered, were being decided in favor of the Finmek Companies.  To avoid any possibility of an adverse ruling against the Company, as well as to limit administrative inconvenience and curtail litigation costs, in April 2013, with the consent of its Board of Directors, the Company decided to settle this matter. The Company reached an agreement with respect to a financial settlement of $3.5 million and recognized a charge for this amount in the first quarter of 2013. This settlement was formalized and became effective in the fourth quarter of 2013, to be paid in two substantially equal installments, one in the fourth quarter of 2013 and the other in the fourth quarter of 2014. The Company did not admit that the Italian claw back law applied to its circumstances as part of this settlement.
From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of March 31, 2014, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
Line of Credit
The Company maintains a $5.0 million line of credit with its primary bank, which expires on July 1, 2014. The letter of credit contains certain financial covenants requiring the Company to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of March 31, 2014, the Company was in compliance with these covenants. As of March 31, 2014, the Company’s primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

7. Accumulated Other Comprehensive Income (Loss):

	Foreign currency translation adjustment (Amount in thousands)	Unrealized gain (loss) on available-for-sale securities (Amount in thousands)	Accumulated Other Comprehensive Income (Loss) (Amount in thousands)
Beginning balance at December 31, 2013	$1,007	$8	$1,015
Change during January- March 2014	(66)	(1)	(67)
Balance at March 31, 2014	$941	$7	$948

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

8.     Inventories:
Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013

Purchased materials	$1,261	$1,343
Finished goods	4,357	5,102
	$5,618	$6,445
9. Accrued Liabilities:
Accrued liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013

Accrued payroll and related costs	$2,656	$3,885
Warranty reserve	494	515
Restructuring charges	31	49
Customer deposits	131	643
Litigation charges	1,875	1,875
Accrued taxes	15	75
Other accrued liabilities	350	353
	$5,552	$7,395
10.    Segment Disclosure:
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

Prior to the fourth quarter of 2013, the Company operated as one operating segment. Effective in the fourth quarter of 2013, the Company changed the way it managed the business to focus the business on two operating segments based on homogeneity of products and technology- Industrial Internet of Things (IIoT) and Grid Modernization (Grid). As a result of the change, product families and services were organized and evaluated within the above mentioned operating segments.

The Company’s IIoT segment sells products and services aimed at Horizontal Embedded Control Platforms, such as LONWORKS and IzoT, which include components, control nodes, and development software, and which are sold typically to Original Equipment Manufacturers (OEMs) to build into their industrial application solutions. These platforms allow a single device to be brought to market as a LONWORKS®, BACnet®, or other protocol-supporting device; and it can be used with any underlying wired or wireless communications link, such as Ethernet, RS-485, Wi-Fi, 15.4, or Echelon’s free topology (FT) standard. The IzoT platform provides a smooth migration path for legacy devices to the IIoT. The product portfolio includes Smart Transceivers, SmartServer Controllers, LNS and OpenLNS Operating Systems, Outdoor Lighting Controllers, SmartServer Segment Controllers and PL/RF Bridges.

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
The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2014 and December 31, 2013, long-lived assets of approximately $24.0 million and $24.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the condensed consolidated financial statements.

The CODM allocates resources and assesses performance of operating segments based on a non-GAAP measure of segment contribution margin comprising revenue, direct costs and operating expenses, such as standard cost of goods sold, research and development, and sales and marketing expenses; indirect costs, such as manufacturing overhead and other cost of revenues allocated based on factors including headcount, usage, and revenue, as well as the benefit from allocation of loss to noncontrolling interest (this impact is solely noted in the Grid segment). The CODM does not allocate to the Company's business segments certain operating expenses managed separately at the corporate level. Corporate unallocated expenses include general and administrative costs, stock-based compensation expenses, restructuring charges and other one-time, non-routine charges. Operating segments do not generate inter-segment revenue. We do not allocate gains and losses from interest and other income, or taxes to operating segments. The accounting policies for each segment are the same as those disclosed by the Company for its condensed consolidated financial statements.

The following table summarizes financial information for each segment used by the CODM for the three months ended March 31, 2014 (in thousands):

	Grid	IIoT	Shared/ Corporate	Stock Compensation expenses	Adjustments to reconcile to GAAP reported amounts	Company-wide total
Revenues	$6,867	$10,924	$—	$—	$—	$17,791
Segment gross profit [1]	1,909	6,873	—	(135)		8,647
Segment contribution	(2,104)	2,720	(3,454)	(883)	—	(3,721)
Corporate unallocated expenses
Interest and other income, net					11	11
Interest expense on lease financing obligations					(288)	(288)
Income tax expense (benefit)					$(25)	$(25)
Net loss attributable to Echelon Corporation Stockholders						$(3,973)
1 Represents unallocated share based compensation expenses considered in GAAP results as part of cost of revenues, but excluded from segment gross profit calculation as presented to the CODM. This amount has been presented to reconcile the segment gross profit to total gross profit presented in the Condensed Consolidated Statement of Operations

The following table summarizes financial information for each segment used by the CODM for the three months ended March 31, 2013 (in thousands):

	Grid	IIoT	Shared/ Corporate	Stock Compensation expenses	Adjustments to reconcile to GAAP reported amounts	Company-wide total
Revenues	$13,418	$11,764	$—	$—	$—	$25,182
Segment gross profit [1]	4,470	7,464	—	(158)		11,776
Segment contribution	(1,369)	3,064	(3,511)	(1,383)	—	(3,199)
Corporate unallocated expenses
Litigation charges					(3,452)	(3,452)
Restructuring charges					(2,522)	(2,522)
Interest and other income, net					284	284
Interest expense on lease financing obligations					(321)	(321)
Income tax expense (benefit)					$37	$37
Net loss attributable to Echelon Corporation Stockholders						$(9,247)
1 Represents unallocated share based compensation expenses considered in GAAP results as part of cost of revenues, but excluded from segment gross profit calculation as presented to the CODM. This amount has been presented to reconcile the segment gross profit to total gross profit presented in the Condensed Consolidated Statement of Operations

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations, value-added resellers, and local distributors, primarily in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Americas	$5,145	$6,069
EMEA	8,880	16,580
APJ	3,766	2,533
Total	$17,791	$25,182

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.
11. Income Taxes:
The (benefit)/provision for income taxes for the three months ended March 31, 2014 and 2013 were $(25,000) and $37,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
As of March 31, 2014 and December 31, 2013, the Company had gross unrecognized tax benefits of approximately $1.7 million and $2.1 million, respectively, of which $543,000 and $575,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2014 and December 31, 2013, the Company had accrued $98,000 and $134,000, respectively, for interest and penalties. The $42,000 reduction in gross unrecognized tax benefits during the three months ended March 31, 2014 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward or a tax credit carry-forward exists, with the purpose of reducing diversity in practice. Under the new standard update, with certain exceptions, the Company’s unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. This accounting standard update became effective for the Company in the first quarter of 2014. As the Company’s disclosures already conform to the required presentation, adoption of this standard does not impact the financial position or results of operations of the Company.
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
For the three months ended March 31, 2014 and 2013, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.5 million and $1.9 million, respectively.
As of March 31, 2014, as well as December 31, 2013, $1.6 million of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
13. Restructuring:
In May 2012, the Company undertook cost cutting measures by initiating a headcount reduction of 42 full-time employees worldwide, to be terminated between May 2012 and December 2013. In connection with this restructuring plan, in 2012, the Company recorded restructuring charges of approximately $1.2 million related to termination benefits for these personnel.
The following table sets forth a summary of restructuring activities related to the Company’s May 2012 restructuring program (in thousands):

	January 1, 2014	Costs Incurred	Cash Payments	March 31, 2014
Termination benefits	$49	$—	$18	$31
On February 12, 2013, the Company undertook further restructuring actions affecting approximately 43 employees to be terminated between February 2013 and December 31, 2013, as part of an overall plan to reshape the Company for the future. In connection with this restructuring, the Company recorded and paid restructuring charges of approximately $2.5 million related to termination benefits for these personnel during 2013.
Accrued restructuring charges as of March 31, 2014 comprise the remaining liability balance from the May 2012 restructuring and are reflected in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2014. The Company expects to pay these accrued termination benefits by June 2014.

14. Joint Venture:
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture is intended to focus on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s Condensed Consolidated Financial Statements as of March 31, 2014 and for the three months then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the noncontrolling interest in subsidiary on the Condensed Consolidated Balance Sheet as of March 31, 2014. Net loss attributable to the noncontrolling interest in Echelon-Holley was $117,000 and $148,000 during three months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014, Echelon and Holley Metering had contributed in cash a total of approximately $4,000,000 in Share Capital, as defined, to Echelon-Holley in proportion to their respective ownership interests.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” “goal,” “continues,” “may” and similar expressions. Forward-looking statements include statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances. In particular, these statements include statements such as: our plan to focus our product development spend in our foundational technology to broaden the applicability of our control networking platform into new markets; our predictions about the smart energy market, increased pricing pressures and worldwide macro-economic conditions; our projections of Grid and IIoT revenues; our expectation that we will achieve a return on our investment of resources into our products; estimates of our future gross margins and factors affecting our gross margins; statements regarding reinvesting a portion of our earnings from foreign operations; plans to use our cash reserves to strategically acquire other companies, products, or technologies; our projections of our combined cash, cash equivalent and short term investment balance; the sufficiency of our cash reserves to meet cash requirements; our expectations that our IIoT revenues will not fluctuate significantly from foreign currency sales; our forecasts regarding the allocation of our future product development spend; estimates of our interest income and expense; our expectations about the amount and timing of paying out restructuring charges; our belief that we have adequately provided for legal contingencies; and our belief that we have made adequate provisions for tax exposure and legal matters. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Factors That May Affect Future Results of Operations” section. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to review or update publicly any forward-looking statements for any reason.

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

Our total revenues decreased by 29.4% during the first quarter of 2014 as compared to the same period in 2013, driven principally by decreased sales of our Grid products. Gross margins increased by 1.8 percentage points between the two periods, while overall operating expenses decreased by 40.8%. The net effect was a first quarter loss attributable to Echelon Corporation stockholders in 2014 that decreased by $5.3 million as compared to the first quarter of 2013.

The following tables provide an overview of key financial metrics for the three months ended March 31, 2014 and 2013 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Net revenues	$17,791	$25,182	$(7,391)	(29.4)%
Gross margin	48.6%	46.8%	---	1.8 ppt
Operating expenses	$12,485	$21,097	$(8,612)	(40.8)%
Net loss attributable to Echelon Corporation Stockholders	$(3,973)	$(9,247)	$5,274	(57.0)%
	Balance as of
	March 31, 2014	December 31, 2013	$ Change	% Change
Cash, cash equivalents, and short-term investments	$55,302	$57,635	$(2,333)	(4.0)%

•
Net revenues: Our total revenues decreased by 29.4% during the first quarter of 2014 as compared to the same period in 2013, driven primarily by a $6.6 million, or 48.8% decrease in sales of our Grid products and services and a $840,000, or 7.1% decrease in net revenues from our IIoT products. The decrease in our Grid revenues was primarily due to an overall decrease in the level of large-scale deployments in Finland, Austria and the United States of our NES system products, partly offset by sales to a customer in Puerto Rico and unusually high service revenues. With respect to our IIoT segment, the decrease in revenues was mainly due to decreases in sales made in the EMEA and Americas regions, as well as reductions in sales of metering kits made to Enel, partially offset by increases in sales in the Asia Pacific region. We do not expect the unusually high maintenance revenues to repeat in the future and anticipate that the service revenues for future quarters will return to more normal levels.

•
Gross margin: Our gross margins increased by 1.8 percentage points for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was primarily due to increased service revenues from Grid customers, combined with more of our 2014 sales being attributable to the higher margin IIoT sales, including those made to Enel, and reductions in operations headcount and spending. These increases were partially offset by increases in certain indirect costs, such as reserves for excess and obsolete inventory. We do not expect any continued impact, similar to that from the increased service revenues mentioned above, in the future and anticipate that the gross margins for future quarters will be driven by the mix of segment products and services sold.

•
Operating expenses: Our operating expenses decreased by 40.8% during the three month period ended March 31, 2014, as compared to the same period in 2013. The decrease was primarily driven by the impact of the Finmek litigation and restructuring charges for the February 2013 organizational restructuring incurred in 2013, none of which were noted in 2014. In addition, the reduced business activity in 2014 in general reflected in lower outside services costs, combined with the impact of the reduced overall compensation related expenses associated with reduced headcount resulting from the restructuring action in 2013.

•
Net loss attributable to Echelon Corporation Stockholders: We generated a net loss of $4.0 million during the first quarter of 2014 compared to $9.2 million during the same period in 2013. This decrease in net loss was directly attributable to the 40.8% decrease in operating expenses combined with the improved margins as discussed above, which offset the impact of a $7.4 million quarter-over-quarter decrease in net revenues. Excluding the impact of litigation charges, restructuring charges and non-cash stock-compensation charges, our net loss increased by approximately $1.2 million in the first quarter of 2014 as compared to the same period in 2013.

•
Cash, cash equivalents, and short-term investments: During the first three months of 2014, our cash, cash equivalents, and short-term investment balance decreased by 4.0%, from $57.6 million at December 31, 2013 to $55.3 million at March 31, 2014. This decrease was primarily the result of operational losses incurred in the year to date and cash used for principal payments on our lease financing obligations the first quarter of 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1, “Significant Accounting Policies” of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with the Securities and Exchange Commission in March 2014, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our revenues, stock-based compensation, allowance for doubtful accounts, inventories, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2014, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS
The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Revenues:
Product	90.7%	96.3%
Service	9.3	3.7
Total revenues	100.0	100.0
Cost of revenues:
Cost of product	49.1	51.9
Cost of service	2.3	1.3
Total cost of revenues	51.4	53.2
Gross profit	48.6	46.8
Operating expenses:
Product development	28.5	26.8
Sales and marketing	20.5	17.8
General and administrative	21.2	15.5
Litigation charges	—	13.7
Restructuring charges	—	10.0
Total operating expenses	70.2	83.8
Loss from operations	(21.6)	(37.0)
Interest and other income, net	0.1	1.1
Interest expense on lease financing obligations	(1.6)	(1.3)
Loss before provision for income taxes	(23.1)	(37.2)
Income tax (benefit)/expense	(0.1)	0.1
Net loss	(23.0)%	(37.3)%
Net loss attributable to noncontrolling interest	0.7%	0.6%
Net loss attributable to Echelon Corporation stockholders	(22.3)%	(36.7)%

Revenues
Total revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Total revenues	$17,791	$25,182	$(7,391)	(29.4)%

The $7.4 million decrease in total revenues for the quarter ended March 31, 2014 as compared to the same period in 2013 was primarily due to a $6.6 million, or 48.8%, decrease in sales of our Grid products and a $840,000, or 7.1%, decrease in net revenues from our IIoT products, including sales to Enel.
Grid revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Grid revenues	$6,867	$13,418	$(6,551)	(48.8)%

During the three months ended March 31, 2014 and 2013, our Grid revenues were derived primarily from a relatively small number of customers who have undertaken large-scale deployments of our NES System products. These deployments generally come to fruition after an extended and complex sales process, and each is relatively substantial in terms of its revenue potential. They vary significantly from one another in terms of, among other things, the overall size of the deployment, the duration of time over which the products will be sold, the mix of products being sold, the timing of delivery of those products, and the ability to modify the timing or size of those projects. This relative uniqueness among each deployment results in significant variability and unpredictability in our Grid revenues. Further, Grid revenues also include sales of data concentrators and related services to Enel, from time to time.
Grid revenues decreased during the three months ended March 31, 2014 as compared to the same period in 2013, by $6.6 million or 48.8%. This was primarily due to an overall decrease in the level of large-scale deployments of our NES system products in Finland, Austria and the United States, partly offset by sales to a customer in Puerto Rico and unusually high service revenues. We do not expect the unusually high maintenance revenues to repeat in the future and anticipate that the service revenues for future quarters will return to more normal levels.
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

Our Grid revenues have historically been concentrated with a relatively few customers. During the years ended December 31, 2013, 2012 and 2011 approximately 75.1%, 86.3% and 94.2%, respectively, of our Grid revenues were attributable to four customers. While our Grid customers will change over time, given the nature of the Grid market, we expect our future Grid revenues will continue to be concentrated among a limited number of customers.

IIoT revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

IIoT revenues	$10,924	$11,764	$(840)	(7.1)%
Our IIoT revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are metering kits sold to Enel.
Excluding sales of metering kits to Enel, which are discussed more fully below, our IIoT revenues decreased by $499,000, or 5.1% during the three months ended March 31, 2014, as compared to the same period in 2013. For the three month period, this decrease was primarily due to a decreases in sales made in the EMEA and Americas regions, partially offset by increases in sales in the Asia Pacific region. Within the IIoT family of products, the decrease was driven primarily from decreased sales of our control and connectivity products.

Our future IIoT revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our IIoT revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 4.2% for the three months ended March 31, 2014 and 6.3% for the same period in 2013. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during 2014, the amount of our IIoT revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.
Enel project revenues (included in Grid and IIoT)

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Enel Grid revenues	$—	$—	$—	—%
Enel IIoT revenues	$1,549	$1,890	$(341)	(18.0)%
Total Enel revenues	$1,549	$1,890	$(341)	(18.0)%
In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. Enel Project revenues recognized during the three months ended March 31, 2014 and 2013, related primarily to shipments of metering kits under the development and supply agreement. The software enhancement agreement expired in December 2012 and the development and supply agreement expires in December 2015, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Gross Profit	$8,647	$11,776	$(3,129)	(26.6)%
Gross Margin	48.6%	46.8%	N/A	1.8

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
Gross margins increased by 1.8 percentage points for the three month period ended March 31, 2014 as compared to the same period in 2013. This was primarily due to increased service revenues from Grid customers, which typically generate higher gross margins for us than do product revenues. Gross margins were also favorably impacted by the change in mix of revenues in 2014. The higher margin IIoT revenues (including those made to Enel) comprise approximately 61% of total revenues for the quarter ended March 31, 2014, compared to approximately 47% of total revenues for the quarter ended March 31, 2013. Further, margins improved due to headcount and spending reductions in operations. These increases were partially offset by increases in reserves for excess and obsolete inventory. We do not expect any continued impact, similar to that from the increased service revenues mentioned above, in the future and anticipate that the gross margins for future quarters will be driven by the mix of segment products and services sold.
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

Operating Expenses
Product Development

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Product Development	$5,073	$6,744	$(1,671)	(24.8)%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses decreased during the three months ended March 31, 2014 as compared to the same period in 2013. These decreases were primarily due to reduced compensation costs from lower headcount due to the 2013 restructuring, and the consequential impact on the allocated costs to the product development organization, as well as reduced outside service costs.
Sales and Marketing

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Sales and Marketing	$3,642	$4,493	$(851)	(18.9)%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
The decrease in sales and marketing expenses during the first quarter ended March 31, 2014 as compared to the same period in 2013 was driven primarily by lower compensation costs due to the 2013 restructuring and lower travel and entertainment expenses.
General and Administrative

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

General and Administrative	$3,770	$3,886	$(116)	(3.0)%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses decreased for the first quarter ended March 31, 2014 as compared to the same period in 2013. This decrease was driven primarily by lower compensation costs due to the 2013 restructuring.
Litigation Charges

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Litigation Charges	$—	$3,452	$(3,452)	(100.0)%
To avoid any possibility of an adverse ruling against us in relation to the Finmek litigation, as well as to limit administrative inconvenience and curtail litigation costs, we reached an agreement with respect to a tentative financial settlement of $3.5 million and recognized a charge for this amount in the first quarter of 2013. This settlement was formalized and became effective in the fourth quarter of 2013, to be paid in two substantially equal installments, one in the fourth quarter of 2013 and the other in the fourth quarter of 2014. We did not admit that the Italian claw back law applied as part of this settlement.

Restructuring Charges

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Restructuring Charges	$—	$2,522	$(2,522)	(100.0)%
On February 12, 2013, the Company undertook restructuring actions affecting 43 employees to be terminated between February 2013 and December 31, 2013, as part of an overall plan to reshape the Company for the future. In connection with this restructuring, the Company recorded restructuring charges of $2.5 million related to termination benefits for these personnel during the three months ended March 31, 2013.
Restructuring charges totaling $18,000 related to the May 2012 restructuring action were paid out during the first quarter of 2014. We expect to pay the remaining $31,000 of accrued termination benefits, which is reflected in accrued liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2014, through June 2014.
Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Interest and Other Income (Expense), Net	$11	$284	$(273)	(96.1)%

Interest and other expense, net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other income, net decreased by $273,000 during the quarter ended March 31, 2014 as compared to the same period in 2013. This decrease was primarily attributable to the fact that, during the first quarter of 2014, we recognized approximately $20,000 of foreign currency translation losses, whereas in the first quarter of 2013, we recognized foreign currency translation gains of approximately $263,000. These fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our condensed consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, the resulting translation gains favorably impact other income.
We do not currently anticipate interest income on our investment portfolio will improve during 2014 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Interest Expense on Lease Financing Obligations	$288	$321	$(33)	(10.3)%
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

Interest expense on lease financing obligations decreased by $33,000 during the three month period ended March 31, 2014 as compared to the same period in 2013, respectively, which was a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of the payments we make in the future will be allocated to principal repayment and less will be allocated to interest expense.
Income Tax Expense

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Income Tax (Benefit)/ Expense	$(25)	$37	$(62)	(167.6)%

The income tax (benefit)/ expense for the quarters ended March 31, 2014 and 2013 was $(25,000) and $37,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
Segment Information

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	2014 over 2013 $ Change	2014 over 2013 % Change
Segment Contribution
Grid	$(2,104)	$(1,369)	$(735)	53.7%
IIoT	$2,720	$3,064	$(344)	(11.2)%

Note: For discussion related to segment revenues, refer to discussion in revenues section above.

The Grid contribution for the first quarter ended March 31, 2014 as compared to the same period in 2013 reduced primarily due to reduction in Grid revenues, combined with some marginal increases in provisions for excess and obsolete inventory, partially offset by the reduced operating expenses in line with reduced activity.

The IIoT contribution for the first quarter ended March 31, 2014 as compared to the same period in 2013 reduced primarily due to reduced IIoT revenues for reasons mentioned above.
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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our condensed consolidated statements of operations, was approximately $120,000 during the quarter ended March 31, 2014, and $127,000 for the same period in 2013.
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of March 31, 2014, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
Legal Actions. In April 2009, the Company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against Echelon, seeking the return of approximately $16.7 million in payments received by Echelon in the ordinary course of business for components we sold to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meter manufacturers, and from time to time through January 2004, we sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project.  We believed that the Italian claw back law was not applicable to our transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver were without merit. However, it was brought to our attention that a substantial percentage of claw back cases reviewed by the local courts, which are located in the jurisdiction in which the Finmek

Companies were headquartered, were being decided in favor of the Finmek Companies.  To avoid any possibility of an adverse ruling against us, as well as to limit administrative inconvenience and curtail litigation costs, in April 2013, with the consent of our Board of Directors, we decided to settle this matter. We reached an agreement with respect to a financial settlement of $3.5 million and recognized a charge for this amount in the first quarter of 2013. This settlement was formalized and became effective in the fourth quarter of 2013, to be paid in two substantially equal installments, one in the fourth quarter of 2013 and the other in the fourth quarter of 2014. We did not admit that the Italian claw back law applied to its circumstances as part of this settlement.
From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of March 31, 2014, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during the years 2002 through 2004, we were also able to finance our operations through operating cash flow. From inception through March 31, 2014, we raised $295.0 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

The following table presents selected financial information as of March 31, 2014, and for each of the last three fiscal years (dollars in thousands):

	March 31,	December 31,
	2014	2013	2012	2011
Cash, cash equivalents, and short-term investments	$55,302	$57,635	$61,855	$58,656
Trade accounts receivable, net	9,880	10,522	15,725	35,215
Working capital	53,681	57,090	72,661	74,922
Stockholders’ equity	64,707	67,977	83,795	89,108

As of March 31, 2014, we had $55.3 million in cash, cash equivalents, and short-term investments, a decrease of $2.3 million as compared to December 31, 2013. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options by our employees and directors, and the exercise of warrants. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $1.4 million for the three months ended March 31, 2014, a decrease in cash outflows of approximately $290,000 as compared to the same period in 2013. During the three months ended March 31, 2014, net cash used in operating activities was primarily the result of our net loss of $4.1 million, partially offset by our depreciation and amortization expense of $923,000, stock-based compensation expenses of $883,000, and changes in operating assets and liabilities of $819,000. The primary components of the $819,000 net change in our operating assets and liabilities were a $824,000 decrease in inventories, a $605,000 increase in accounts payable, a $647,000 increase in deferred revenues and a $609,000 decrease in accounts receivable, partially offset by a $1.9 million decrease in accrued liabilities. Inventories decreased primarily in accordance with the Company's plan to manage its inventory positions commensurate with the business of each segment, as well as overall reduced business activity. Accounts payable increased due to timing of receipt of certain large invoices, which are to be paid in the second quarter of 2014. Deferred revenues increased due primarily to increased sales of annual maintenance revenues to Grid customers. Accounts receivable decreased primarily as a result of the timing of collections and revenues in the first three months of 2014 as compared to the same period in 2013, and lower overall revenues between the two periods. Accrued liabilities decreased primarily due to the payment of compensation costs that were accrued as of December 31, 2013.

Net cash used in operating activities was $1.7 million for the three months ended March 31, 2013, a decrease in cash inflows of approximately $2.4 million as compared to the same period in 2012. During the three months ended March 31, 2013, net cash used in operating activities was primarily the result of our net loss of $9.4 million, partially offset by our stock-based compensation expenses of $1.4 million, depreciation and amortization expense of $1.1 million and changes in operating assets and liabilities of $5.2 million. The primary components of the $5.2 million net change in our operating assets and liabilities were a $5.2 million increase in accrued liabilities, a $1.2 million decrease in inventories, and a $609,000 decrease in accounts receivable, partially offset by a $809,000 decrease in accounts payable, a $297,000 decrease in deferred revenues and a $117,000 increase in deferred cost of goods sold. Accrued liabilities increased primarily due to the accruals for the February 2013 restructuring charges and the tentative settlement of the Finmek litigation. Inventories decreased primarily in accordance with the Company's plan to manage its inventory positions better. Accounts receivable decreased primarily as a result of the timing of collections and revenues in the first three months of 2013 as compared to the same period in 2012, and lower overall revenues between the two periods. Accounts payable decreased due to an overall reduction in the level of purchasing activity and timing of expenditures during the first three months of 2013. Deferred revenues decreased due primarily to recognition of the deferred service revenues in the first quarter of 2013, partly offset by increased deferred revenues from sales to distributors of our IIoT products. Deferred cost of goods sold increased in conjunction with the increase in IIoT deferred revenues mentioned above.
Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $4.7 million for the three months ended March 31, 2014, an increase in cash inflows of $4.9 million from the same period in 2013. During the three months ended March 31, 2014, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $14.0 million, partially offset by the purchases of available-for-sale short-term investments of $9.0 million and capital expenditures of $302,000. Approximately $5.0 million of the proceeds from above-mentioned sale are now held as cash equivalents in money- market funds as of March 31, 2014. During the three months ended March 31, 2013, net cash used in investing activities was primarily the result of the purchases of available-for-sale short-term investments of $13.0 million and capital expenditures of $172,000, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $13.0 million.
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $531,000 for the three months ended March 31, 2014, an increase in cash outflows of $11,000 as compared to the same period in 2013. During the three months ended March 31, 2014, net cash used in financing activities was primarily the result of $541,000 in principal payments on our building lease financing obligations and $7,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares partially offset by $17,000 of proceeds from options exercised during the three months ended March 31, 2014. During the three months ended March 31, 2013, net cash used in financing activities was primarily the result of $503,000 in principal payments on our building lease financing obligations and $17,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
As noted above, our cash and investments totaled $55.3 million as of March 31, 2014. Of this amount, approximately 4% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.
We maintain a $5.0 million line of credit with our primary bank, which expires on July 1, 2014. The letter of credit contains certain financial covenants requiring us to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of March 31, 2014, we were in compliance with these covenants. As of March 31, 2014, our primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, we have never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

The Company reached an agreement with respect to a financial settlement of $3.5 million related to Finmek litigation. This settlement was formalized and became effective in the fourth quarter of 2013, to be paid in two substantially equal installments, one in the fourth quarter of 2013 and the other in the fourth quarter of 2014.
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
Based on our current business plan and revenue prospects, we believe that our existing cash reserves will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. However, we currently expect that our combined cash, cash equivalent, and short-term investment balance will decline during the remainder of 2014. In the event that we require additional financing, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.
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
For the three months ended March 31, 2014 and 2013, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.5 million and $1.9 million, respectively. As of March 31, 2014, as well as December 31, 2013, $1.6 million of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
RECENTLY ISSUED ACCOUNTING STANDARDS
There have been no new recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, that are of significance, or potential significance, to our company.

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
We and our partners sell our smart metering and distribution automation products to utilities, and we expect these sales to continue to represent a significant portion of our revenues. For several reasons, sales cycles with utility companies can be extended and unpredictable. Utilities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending, and their spending is likely to be adversely impacted by continuation of challenging economic conditions. In addition, in many instances, a utility may require one or more field trials of a smart grid system (such as one based on our NES Smart Grid System or our smart grid subsystem products) before moving to a volume deployment. There is also generally an extended development and integration effort required in order to incorporate a new technology into a utility's existing infrastructure. A number of other factors may also need to be addressed before the utility decides to engage in a full-scale deployment of our NES Smart Grid System, including:

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
If we are unable to receive orders for, ship, and recognize revenue for our products in a timely manner and in line with our targets, our financial results will be harmed. We have invested and intend to continue to invest significant resources in the development and sales of our products, including our Grid products, such as our Smart Grid portfolio of products, and products for sale in the emerging IIoT market. Our long-term financial goals include expectations for a return on these investments, but we may or may not ever realize any return whatsoever on this investment of resources. To date the revenues generated from sales of these Grid products have not consistently yielded gross margins in line with our long term goals for this product line on a sustained basis. Our Grid products also continue to experience downward pricing pressures due to intense competition. In addition, we have also experienced downward pricing pressures on our IIoT products for the Smart Grid, reducing our gross margins for those products. In recent times, we have noted that our market share in the IIoT business has reduced due to increased competition, reduced levels of investment in our LONWORKS product line, and pricing pressures faced around the world.
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

Even if we meet these objectives, there can be no assurance that we will meet our overall financial targets and objectives.
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
Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, and broader product offerings. In addition, the Grid market is experiencing a trend towards consolidation. As a result, these competitors may be able to devote greater resources to the development, marketing, and sale of their products, and may be able to respond more quickly to changes in customer requirements or product technology. If we are unable to compete effectively in any of the markets we serve, our revenues, results of operations, and financial position would be harmed, and we may be unable to continue operating in the Grid business.
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
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at

March 31, 2014 and December 31, 2013, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at March 31, 2014, and December 31, 2013, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Factors That May Affect Future Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2013 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January1- January 31	553	$2.25	—	—
February 1- February 28	1,132	$2.86	—	—
March 1- March 31	2,451	$3.19	—	—
Total	4,136	$2.97	—	—

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

ECHELON CORPORATION
Date:	May 8, 2014	By:	/s/ William R. Slakey
William R. Slakey Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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