Form 10-Q
period 2014-06-30
ECHELON CORP
filed 2014-08-08
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________
FORM 10‑Q
______________
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes ☐ No ☒
As of July 31, 2014, 43,541,245 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10‑Q
FOR THE QUARTER ENDED JUNE 30, 2014

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

In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” “ forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those set forth in the section entitled “Factors That May Affect Future Results of Operations” and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,880	$14,648
Restricted cash	6,250	—
Short-term investments	25,997	42,987
Accounts receivable, net [1]	8,260	10,522
Inventories	5,619	6,445
Deferred cost of goods sold	1,561	1,649
Other current assets	1,874	2,040
Total current assets	68,441	78,291

Property and equipment, net	16,716	18,670
Goodwill	4,985	8,390
Other long‑term assets	803	777
Total assets	$90,945	$106,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,747	$5,424
Accrued liabilities	5,621	7,395
Current portion of lease financing obligations	2,370	2,257
Deferred revenues	6,523	6,125
Total current liabilities	19,261	21,201
LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	14,711	15,928
Other long-term liabilities	933	1,022
Total long-term liabilities	15,644	16,950

STOCKHOLDERS’ EQUITY:
Common stock	468	466
Additional paid-in capital	355,716	354,680
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	982	1,015
Accumulated deficit	(273,429)	(260,843)
Total Echelon Corporation stockholders’ equity	55,607	67,188
Noncontrolling interest in subsidiary	433	789
Total stockholders’ equity	56,040	67,977
Total liabilities and stockholders’ equity	$90,945	$106,128
1 Includes related party receivable of $112,000 and $1.6 million as of June 30, 2014 and December 31, 2013, respectively.
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Product	$14,207	$24,208	$30,335	$48,458
Service	832	628	2,495	1,560
Total revenues (2)	15,039	24,836	32,830	50,018
Cost of revenues:
Cost of product (1)	7,072	12,558	15,811	25,636
Cost of service (1)	447	323	852	651
Total cost of revenues	7,519	12,881	16,663	26,287
Gross profit	7,520	11,955	16,167	23,731
Operating expenses:
Product development (1)	4,397	5,122	9,470	11,866
Sales and marketing (1)	3,864	4,020	7,506	8,513
General and administrative (1)	3,580	3,234	7,350	7,120
Goodwill impairment charges	3,388	—	3,388	—
Loss on write down of property, equipment and other	687	—	687	—
Litigation charges	—	—	—	3,452
Restructuring charges	—	—	—	2,522
Total operating expenses	15,916	12,376	28,401	33,473
Loss from operations	(8,396)	(421)	(12,234)	(9,742)
Interest and other (expense) income, net	(70)	(164)	(59)	120
Interest expense on lease financing obligations	(280)	(312)	(568)	(633)
Loss before provision for income taxes	(8,746)	(897)	(12,861)	(10,255)
Income tax expense	106	106	81	143
Net loss	$(8,852)	$(1,003)	$(12,942)	$(10,398)
Net loss attributable to noncontrolling interest	239	176	356	324
Net loss attributable to Echelon Corporation stockholders	(8,613)	(827)	(12,586)	(10,074)
Net loss per share:
Basic	$(0.20)	$(0.02)	$(0.29)	$(0.23)
Diluted	$(0.20)	$(0.02)	$(0.29)	$(0.23)
Shares used in computing net loss per share:
Basic	43,325	43,000	43,295	42,965
Diluted	43,325	43,000	43,295	42,965

(1)	See Note 4 for summary of amounts included representing stock-based compensation expense.

(2)
Includes related party amounts of $427 and $4,187 for the three months ended June 30, 2014 and 2013, respectively; and related party amounts of $1,976 and $6,077 for the six months ended June 30, 2014 and 2013, respectively. See Note 12 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(8,852)	$(1,003)	$(12,942)	$(10,398)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	36	169	(30)	(277)
Unrealized holding loss on available-for-sale securities	(2)	—	(3)	—
Total other comprehensive loss	34	169	(33)	(277)
Comprehensive loss	$(8,818)	$(834)	$(12,975)	$(10,675)
Less: comprehensive loss attributable to noncontrolling interest	$239	$176	$356	$324
Comprehensive loss attributable to Echelon Corporation Stockholders	$(8,579)	$(658)	$(12,619)	$(10,351)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(12,942)	$(10,398)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,845	2,101
Goodwill impairment charges	3,388	—
Increase in allowance for doubtful accounts	49	32
Loss on disposal of and write down of property, equipment and other	692	22
Reduction of (increase in) accrued investment income	7	(5)
Stock-based compensation	1,306	1,222
Change in operating assets and liabilities:
Accounts receivable	2,213	504
Inventories	824	4,751
Deferred cost of goods sold	72	(498)
Other current assets	167	(304)
Accounts payable	(1,032)	(2,381)
Accrued liabilities	(1,659)	3,939
Deferred revenues	402	978
Deferred rent	(21)	(17)
Net cash used in operating activities	(4,689)	(54)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available‑for‑sale short‑term investments	(8,993)	(25,968)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	25,972	25,973
Change in other long‑term assets	(45)	11
Capital expenditures	(400)	(542)
Net cash provided by (used in) investing activities	16,534	(526)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(1,104)	(1,013)
Proceeds from exercise of stock options	17	—
Restricted cash used as collateral for line of credit	(6,250)	—
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(262)	(263)
Net cash used in financing activities	(7,599)	(1,276)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(14)	(269)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,232	(2,125)

CASH AND CASH EQUIVALENTS:
Beginning of period	14,648	18,876
End of period	$18,880	$16,751

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$562	$628
Cash paid for income taxes	$164	$228
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

•
The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 48.7% and 47.9% of net revenues for the three and six months ended June 30, 2014, respectively were derived from six customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

•
On August 6, 2014, the Company announced its intention to scale back the Grid business to support existing customers only, unless we are able to find a buyer for the Grid business in the very near future. The Company anticipates recording restructuring and other related charges in connection with the strategic decision, the size of which will be determined in the third quarter of 2014.
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
Recently Issued Accounting Standards
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three and six months ended June 30, 2014, resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.
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
Restricted Cash
As of June 30, 2014, restricted cash consists of cash balances maintained by the Company with an investment advisor. These balances are carried at fair value and are collateral for a $5.0 million line of credit issued to the Company by its primary bank. As of June 30, 2014, the Company’s primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. As of June 30, 2014, no amounts had been drawn against the line of credit or the letter of credit.

Because the Company’s agreement with the lender prevents the Company from withdrawing these funds, they are considered restricted. The company intends to invest these cash balances in permitted treasury bills, beginning in the third quarter of 2014.
Goodwill
Effective in the fourth quarter of 2013, the Company changed the way it managed the business to focus the business on two operating segments based on homogeneity of products and technology- Grid and IIoT. As a result, the Company, with the assistance of an external service provider, reallocated goodwill of the Company to the Grid and IIoT operating segments using a relative fair value approach. Each operating segment's fair value was determined based on comparative market values and discounted cash flows. Goodwill is tested for impairment using a two-step approach. The Company evaluates goodwill, at a minimum, on an annual basis during the first quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach and the market approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. There was no indication of impairment when goodwill was reallocated to the new operating segments, as the respective fair values of each substantially exceed their carrying values (including goodwill) as of December 31, 2013.
For the quarter ended June 30, 2104, the Company concluded there were indicators of potential goodwill impairment for the Company’s Grid business, including continued weakness and increased uncertainty in the Grid market; changes in the extent and manner of use of the unit's long-lived assets; and changes in our long-term strategy for the Grid business. As a result of identifying indicators of impairment, the Company performed an impairment test of goodwill as of June 30, 2014.

In performing Step 1 of the impairment test, the Company estimated the fair value of the reporting unit using the income approach. The income approach is based on a discounted cash flow analysis and calculates the fair value of the reporting unit by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to a present value, using a weighted average cost of capital (“WACC”).  The cash flows used in the income approach were based on two exit scenarios, cash flows associated with a wind down and cash flows associated with a sale. Management's assumptions included forecasted revenues and operating income for the wind down scenario and estimated proceeds from the sale of the business based on known third-party interest. We calculated the fair value for the Grid business by using a probability weighted average of the estimated fair value from both scenarios, with significantly higher weight placed on the wind down scenario.

Based on the above analysis, it was determined that the carrying value of the Grid business, including goodwill, exceeded the fair value of the reporting unit, requiring the Company to perform Step 2 of the goodwill impairment test to measure the amount of impairment loss, if any. In performing Step 2 of the goodwill impairment test, the Company compared the implied fair value of the reporting unit’s goodwill to its carrying value of goodwill.  This test resulted in a non-cash, goodwill impairment charge of $3.4 million, which was recognized during the three months ended June 30, 2014.  This charge had no impact on our cash flows or our compliance with debt covenants.

The following table sets forth the balance of the Grid reporting unit’s goodwill as of June 30, 2014 and December 31, 2013 (in thousands):

	Dec 31, 2013	Additions	Impairments	March 31, 2014	Additions	Impairments	June 30, 2014
Goodwill, gross	$3,388	—	—	3,388	—	—	$3,388
Accumulated impairment losses	—	—	—	—	—	3,388	3,388
Total goodwill, net	$3,388	—	—	3,388	—	(3,388)	$—
As of June 30, 2014, the remaining goodwill is attributable to the IIoT reporting unit. There have been no goodwill impairment losses related to the IIoT reporting unit.

The fair value estimates used in the goodwill impairment analysis required significant judgment. The Company’s fair value estimates for purposes of determining the goodwill impairment charge are considered Level 3 fair value measurements.  We based our fair value estimates on assumptions that we believe to be reasonable but that are inherently uncertain, including estimates of future revenues and operating margins, potential proceeds from a third-party, weighted average cost of capital, probability weighting of exit scenarios and assumptions about the overall economic climate and the competitive environment for our business. Our estimates assume that revenues will decline into the foreseeable future. There can be no assurance that our estimates and assumptions will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated operating results are not correct, we may be required to record additional goodwill impairment charges in future periods.

Long-Lived Assets

We evaluate the recoverability of property, plant and equipment in accordance with ASC No. 360, Accounting for the Property, Plant, and Equipment ("ASC No. 360"). We perform periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment might not be fully recoverable. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, we compare projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our property, plant and equipment could differ from our estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

In light of the facts mentioned in the Goodwill section above, prior to assessing the goodwill for impairment, the Company needed to assess whether the long-lived assets of the Grid business were impaired. As the Company had not yet made a final decision on the outcome of the Grid business as of June 30, 2014, the Company assessed the realizability of long-lived assets using cash flows associated with the two most likely scenarios of this reporting unit (i.e. sale or wind down of the Grid business). The Company applied a probability weighting of the two scenarios, placing significantly more weight on the cash flows associated with a wind down verses the cash flows from the potential sale of the Grid business. The wind down scenario also included an assessment of the residual value of the Grid business’ long-lived assets. The results of this analysis showed that the carrying value of the Grid business’ long-lived assets exceeded their fair value and accordingly the Company booked a write down of property, equipment and other assets of $687,000 during the quarter ended June 30, 2014. The remaining book value of the long-lived assets will be depreciated over the revised shorter estimated useful lives.

2. Financial Instruments:
The Company’s financial instruments consist of cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, and lease financing obligations. The carrying value of the Company’s financial instruments approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments, which are classified as either cash equivalents, restricted cash or short-term investments, and accounts receivable. With respect to its investments, the Company has an investment policy that limits the amount of credit exposure to any one financial institution and restricts placement of the Company’s investments to financial institutions independently evaluated as highly creditworthy. With respect to its accounts receivable, the Company performs ongoing credit evaluations of each of its customers’ financial condition. For a customer whose credit worthiness does not meet the Company’s minimum criteria, the Company may require partial or full payment prior to shipment. Alternatively, prior to shipment, customers may be required to provide the Company with an irrevocable letter of credit or arrange for some other form of coverage to mitigate the risk of uncollectibility, such as a bank guarantee. Additionally, the Company establishes an allowance for doubtful accounts and sales return allowances based upon factors surrounding the credit risk of specific customers, historical trends, and other available information.

Items Measured at Fair Value on a Recurring Basis
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at June 30, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$6,996	$6,996	$—	$—
U.S. government securities(2)	25,997	—	25,997	—
Total	$32,993	$6,996	$25,997	$—
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
As of June 30, 2014, the Company’s available-for-sale securities had contractual maturities from eight to twelve months and an average remaining term to maturity of three months. As of June 30, 2014, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$25,992	$25,997	$5	$—
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

Items Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the company is also required to measure certain items at fair value on a nonrecurring basis.

In the second quarter of 2014, as part of the Company's review of property, equipment and other assets (long-lived assets), and goodwill, as discussed above, an impairment charge of $687,000 and $3.4 million was recorded on the long lived assets and goodwill, respectively to write down these assets for the Grid business to their residual value/ fair value of $678,000 and zero, respectively. The impairment was attributable to a combination of factors, including continued weakness and increased uncertainty in the Grid market; changes in the extent and manner of use of the reporting unit's long-lived assets; and changes in our long-term strategy for the Grid business. Fair value was determined based on discounted cash flow analyses, which are unobservable Level 3 inputs. The cash flows used in the income approach were based on two exit scenarios, cash flows associated with a wind down and cash flows associated with a sale. Management's assumptions included forecasted revenues and operating income for the wind down scenario and estimated proceeds from the sale of the business based on known third-party interest. We calculated the fair value for the Grid business by using a probability weighted average of the estimated fair value from both scenarios, with significantly higher weight placed on the wind down scenario.

3. Earnings Per Share:
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss (Numerator):
Net loss, basic & diluted	$(8,613)	$(827)	$(12,586)	$(10,074)
Shares (Denominator):
Weighted average common shares outstanding	43,325	43,000	43,295	42,965
Shares used in basic computation	43,325	43,000	43,295	42,965
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—
Shares used in diluted computation	43,325	43,000	43,295	42,965
Net loss per share:
Basic	$(0.20)	$(0.02)	$(0.29)	$(0.23)
Diluted	$(0.20)	$(0.02)	$(0.29)	$(0.23)

For the three and six months ended June 30, 2014 and 2013, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”) excluded from this calculation for the three and six months ended June 30, 2014 and 2013 was 5,546,747 and 6,034,727, respectively.
4. Stockholders’ Equity and Employee Stock Option Plans:

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenues:
Cost of product	$33	$(86)	$141	$57
Cost of service	4	10	31	25
Operating expenses:
Product development	(249)	(285)	94	257
Sales and marketing	216	163	305	471
General and administrative	419	37	735	412
Total	$423	$(161)	$1,306	$1,222

The current quarter negative expense for the product development department is primarily due to the impact of reversal of expense from cancellation of awards/ options for certain employees whose employment terminated in the second quarter of 2014.

Stock Award Activity
  The total intrinsic value of options exercised during the three and six month periods ended June 30, 2014 was $0 and $3,000, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2013 was $0. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the options.

The total fair value of RSUs vested and released during the three and six months ended June 30, 2014 was approximately $1.9 million and $2.0 million, respectively. The total fair value of RSUs vested and released during the three and six months ended June 30, 2013 was approximately $712,000 and $738,000, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Stock-based Compensation Expense for Awards with Financial-Based Performance Vesting Requirements

As of June 30, 2014, there were 175,000 unvested RSUs and RSAs, issued in prior years, that were subject to service-based vesting conditions as well as certain financial or other performance-based vesting requirements that must be achieved before vesting can occur.

Through June 30, 2012, cumulative compensation expense of $317,000 associated with these 175,000 unvested RSUs and RSAs was recognized. From the date of grant through June 30, 2012, the Company had believed it was probable that the associated performance requirements would be achieved and therefore recognized expense on these awards. During the third quarter of 2012, the Company believed that the performance condition was no longer probable of achievement; however the Company had also not yet determined that the performance condition was improbable of achievement. Hence, expense recognition was discontinued beginning in the third quarter of 2012. As of December 31, 2013, the Company determined that the performance condition was improbable of achievement and therefore the cumulative compensation expense of $317,000 associated with these awards was reversed. The Company continues to believe that the performance condition is improbable of achievement and therefore no expense was booked during the three and six months ended June 30, 2014.

On June 10, 2014, the Company issued performance RSU's as part of the annual refresh grants to employees, that were subject to service-based vesting conditions as well as certain performance-based vesting requirements that must be achieved before vesting can occur. The total value of the RSU's issued was $2.3 million. These awards vest over a nine month period ending March 14, 2015, provided the performance conditions are met in that timeframe.
5.    Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and six months ended June 30, 2014 and 2013, the Company had six customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributors of its IIoT products in Europe, Duke Energy Corporation (“Duke”), a U.S. utility company; Enel Distribuzione Spa ("Enel"), an Italian utility company; and Goerlitz Aktiengesellschaft ("Goerlitz"), Ubitronix System Solutions GmBh ("Ubitronix") and Telvent Energia y Medioambiente SA

(“Telvent”), value added resellers of the Company’s Grid products. For the three and six months ended June 30, 2014 and 2013, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

		Three Months Ended		Six Months Ended
	Segment	June 30,		June 30,
		2014	2013	2014	2013
Avnet	IIoT	16.5%	12.4%	16.7%	12.5%
Telvent	Grid	10.5%	17.9%	7.2%	20.0%
Goerlitz	Grid	9.9%	4.3%	5.6%	3.4%
Ubitronix	Grid	7.2%	10.7%	7.8%	11.7%
Enel	IIoT	2.8%	16.9%	6.0%	12.2%
Duke	Grid	1.8%	6.3%	4.6%	7.8%
Total		48.7%	68.5%	47.9%	67.6%

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
From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of June 30, 2014, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
Line of Credit
The Company maintains a $5.0 million secured line of credit with its primary bank, which expires on July 1, 2015. The line of credit is secured by a collateral of first priority on $6.3 million of the Company's cash/ investment balance placed in a separate account (presented as restricted cash in the condensed consolidated balance sheets). The line of credit contains certain financial covenants requiring the Company to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of June 30, 2014, the Company was in compliance with these covenants. As of June 30, 2014, the Company’s primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

7. Accumulated Other Comprehensive Income (Loss):

	Foreign currency translation adjustment (Amount in thousands)	Unrealized gain (loss) on available-for-sale securities (Amount in thousands)	Accumulated Other Comprehensive Income (Loss) (Amount in thousands)
Beginning balance at December 31, 2013	$1,007	$8	$1,015
Change during January- March 2014	(66)	(1)	(67)
Balance at March 31, 2014	$941	$7	$948
Change during April-June 2014	$36	$(2)	$34
Balance at June 30, 2014	$977	$5	$982

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

8.     Inventories:
Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013

Purchased materials	$1,246	$1,343
Finished goods	4,373	5,102
	$5,619	$6,445
9. Accrued Liabilities:
Accrued liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013

Accrued payroll and related costs	$2,789	$3,885
Warranty reserve	494	515
Restructuring charges	—	49
Customer deposits	131	643
Litigation charges	1,863	1,875
Accrued taxes	46	75
Other accrued liabilities	298	353
	$5,621	$7,395
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
The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2014 and December 31, 2013, long-lived assets of approximately $19.5 million and $24.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the condensed consolidated financial statements.

The CODM allocates resources and assesses performance of operating segments based on a non-GAAP measure of segment contribution margin comprising revenue, direct costs and operating expenses, such as standard cost of goods sold, research and development, and sales and marketing expenses; indirect costs, such as manufacturing overhead and other cost of revenues allocated based on factors including headcount, usage, and revenue, as well as the benefit from allocation of loss to noncontrolling interest (this impact is solely noted in the Grid segment). The CODM does not allocate to the Company's business segments certain operating expenses managed separately at the corporate level. Corporate unallocated expenses include general and administrative costs, stock-based compensation expenses, restructuring charges and other one-time, non-routine charges such as litigation charges and impairment charges. Operating segments do not generate inter-segment revenue. We do not allocate gains and losses from interest and other income, or taxes to operating segments. The accounting policies for each segment are the same as those disclosed by the Company for its condensed consolidated financial statements.

The following table summarizes financial information for each segment used by the CODM for the three months ended June 30, 2014 (in thousands):

	Grid	IIoT	Shared/ Corporate	Stock Compensation expenses	Adjustments to reconcile to GAAP reported amounts	Company-wide total
Revenues	$6,058	$8,981	$—	$—	$—	$15,039
Segment gross profit [1]	2,060	5,497	—	(37)		7,520
Segment contribution	(1,840)	1,231	(3,160)	(423)	—	(4,192)
Corporate unallocated expenses
Goodwill impairment charges					$(3,388)	$(3,388)
Loss on write down of property, equipment and other [2]					(577)	(577)
Interest and other income, net					(70)	(70)
Interest expense on lease financing obligations					(280)	(280)
Income tax expense					$106	$106
Net loss attributable to Echelon Corporation Stockholders						$(8,613)

The following table summarizes financial information for each segment used by the CODM for the six months ended June 30, 2014 (in thousands):

	Grid	IIoT	Shared/ Corporate	Stock Compensation expenses	Adjustments to reconcile to GAAP reported amounts	Company-wide total
Revenues	$12,925	$19,905	$—	$—	$—	$32,830
Segment gross profit [1]	3,969	12,370	—	(172)		16,167
Segment contribution	(3,944)	3,951	(6,614)	(1,306)	—	(7,913)
Corporate unallocated expenses
Goodwill impairment charges					(3,388)	(3,388)
Loss on write down of property, equipment and other [2]					(577)	(577)
Interest and other income, net					(59)	(59)
Interest expense on lease financing obligations					(568)	(568)
Income tax expense					$81	$81
Net loss attributable to Echelon Corporation Stockholders						$(12,586)
1 Represents unallocated share based compensation expenses considered in GAAP results as part of cost of revenues, but excluded from segment gross profit calculation as presented to the CODM. This amount has been presented to reconcile the segment gross profit to total gross profit presented in the Condensed Consolidated Statement of Operations.

2Represents loss on write down of assets, excluding the portion attributable to non-controlling interests.

The following table summarizes financial information for each segment used by the CODM for the three months ended June 30, 2013 (in thousands):

	Grid	IIoT	Shared/ Corporate	Stock Compensation expenses	Adjustments to reconcile to GAAP reported amounts	Company-wide total
Revenues	$13,439	$11,397	$—	$—	$—	$24,836
Segment gross profit [1]	4,693	7,186	—	76		11,955
Segment contribution	(209)	3,000	(3,197)	161	—	(245)
Corporate unallocated expenses
Litigation charges					—	—
Restructuring charges					—	—
Interest and other income, net					(164)	(164)
Interest expense on lease financing obligations					(312)	(312)
Income tax expense					$106	$106
Net loss attributable to Echelon Corporation Stockholders						$(827)

The following table summarizes financial information for each segment used by the CODM for the six months ended June 30, 2013 (in thousands):

	Grid	IIoT	Shared/ Corporate	Stock Compensation expenses	Adjustments to reconcile to GAAP reported amounts	Company-wide total
Revenues	$26,857	$23,161	$—	$—	$—	$50,018
Segment gross profit [1]	9,163	14,650	—	(82)		23,731
Segment contribution	(1,578)	6,064	(6,708)	(1,222)	—	(3,444)
Corporate unallocated expenses
Litigation charges					(3,452)	(3,452)
Restructuring charges					(2,522)	(2,522)
Interest and other income, net					120	120
Interest expense on lease financing obligations					(633)	(633)
Income tax expense					$143	$143
Net loss attributable to Echelon Corporation Stockholders						$(10,074)
1 Represents unallocated share based compensation expenses considered in GAAP results as part of cost of revenues, but excluded from segment gross profit calculation as presented to the CODM. This amount has been presented to reconcile the segment gross profit to total gross profit presented in the Condensed Consolidated Statement of Operations.

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations, value-added resellers, and local distributors, primarily in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Americas	$3,496	$4,736	$8,641	$10,805
EMEA	9,180	17,343	18,060	33,923
APJ	2,363	2,757	6,129	5,290
Total	$15,039	$24,836	$32,830	$50,018

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.
11. Income Taxes:
The provision for income taxes for the three months ended June 30, 2014 and 2013 were $106,000 and $106,000, respectively. The provision for income taxes for the six months ended June 30, 2014 and 2013 were $81,000 and $143,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
As of June 30, 2014 and December 31, 2013, the Company had gross unrecognized tax benefits of approximately $1.7 million and $2.1 million, respectively, of which $573,000 and $575,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2014 and December 31, 2013, the Company had accrued $104,000 and $134,000, respectively, for interest and penalties. The $42,000 reduction in gross unrecognized tax benefits during the six months ended June 30, 2014 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.
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
At the time the Company entered into the stock purchase agreement with Enel, it also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, the Company cooperated with Enel to integrate its LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. The Company completed the sale of its components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, the Company supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, the Company entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from the Company. Under the software enhancement agreement, the Company provides software enhancements to Enel for use in its Contatore Elettronico system. The software enhancement agreement, renewed in June 2014, expires in Dec 2014 and the development and supply agreement expires in December 2015, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances.
For the three months ended June 30, 2014 and 2013, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $427,000 and $4.2 million, respectively. For the six months ended

June 30, 2014 and 2013, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $2.0 million and $6.1 million, respectively.
As of June 30, 2014 and December 31, 2013, $112,000 and $1.6 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
13. Restructuring:
In May 2012, the Company undertook cost cutting measures by initiating a headcount reduction of 42 full-time employees worldwide, to be terminated between May 2012 and December 2013. In connection with this restructuring plan, in 2012, the Company recorded restructuring charges of approximately $1.2 million related to termination benefits for these personnel.
The following table sets forth a summary of restructuring activities related to the Company’s May 2012 restructuring program (in thousands):

	December 31, 2013	Costs Incurred	Cash Payments	June 30, 2014
Termination benefits	$49	$—	$49	$—
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
14. Joint Venture:
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture is intended to focus on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s Condensed Consolidated Financial Statements as of June 30, 2014 and for the three and six months then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the noncontrolling interest in subsidiary on the Condensed Consolidated Balance Sheet as of June 30, 2014. Net loss attributable to the noncontrolling interest in Echelon-Holley was $239,000 and $356,000 during three and six months ended June 30, 2014. Net loss attributable to the noncontrolling interest in Echelon-Holley was $176,000 and $324,000 during three and six months ended June 30, 2013, respectively.
As of June 30, 2014, Echelon and Holley Metering had contributed in cash a total of approximately $4,000,000 in Share Capital, as defined, to Echelon-Holley in proportion to their respective ownership interests.
In connection with the decisions regarding the Grid business announced in August 2014 and described in Item 15, the Company is evaluating its options with respect to Echelon-Holley.

15. Subsequent events:

On August 6, 2014, the Company announced its decision to strategically scale back the Grid business significantly to support existing commitments only, unless the Company is able to find a buyer for the business in the very near-term. In conjunction with this action, the Company expects to incur significant severance and other related restructuring costs, which are expected to include cash costs as well as charges or credits related to stock-based compensation expense, and may include facilities, lease termination, asset impairment and other charges. The Company expects to recognize these charges in the quarter ending September 30, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” “goal,” “continues,” “may” and similar expressions. Forward-looking statements include statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances. In particular, these statements include statements such as: our plan to focus our product development spend in our foundational technology to broaden the applicability of our control networking platform into new markets; our predictions about the smart energy market, increased pricing pressures and worldwide macro-economic conditions; our projections of Grid and IIoT revenues; our mentions regarding the Grid business; our expectation that we will achieve a return on our investment of resources into our products; estimates of our future gross margins and factors affecting our gross margins; statements regarding reinvesting a portion of our earnings from foreign operations; plans to use our cash reserves to strategically acquire other companies, products, or technologies; our projections of our combined cash, cash equivalent and short term investment balance; the sufficiency of our cash reserves to meet cash requirements; our expectations that our IIoT revenues will not fluctuate significantly from foreign currency sales; estimates of our interest income and expense; our belief that we have adequately provided for legal contingencies; and our belief that we have made adequate provisions for tax exposure and legal matters. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Factors That May Affect Future Results of Operations” section. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to review or update publicly any forward-looking statements for any reason, except as required by law.

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

•
Grid: This division focuses on Echelon's forward-integrated products such as smart meters, devices, and software that allow electric utilities to modernize their methods for collecting billing data and vital statistics on the health and performance of their smart grid. Previously, the majority of our revenues from our Grid solutions were categorized as Systems revenue, with a small portion categorized as Sub-system revenue. In August 2014, we announced our intention to scale back the Grid business to support existing customers only, unless we are able to find a buyer for the Grid business in the very near future.

Our total revenues decreased by 39.4% during the second quarter of 2014 as compared to the same period in 2013, driven by decreased sales of our Grid products and reduced IIoT sales, including Enel. Gross margins increased by 1.9 percentage points between the two periods, while overall operating expenses increased by 28.6%. The net effect was a second quarter loss attributable to Echelon Corporation stockholders in 2014 that increased by $7.8 million as compared to the second quarter of 2013. For the six months ended June 30, 2014, total revenues decreased by 34.4% as compared to the same period in 2013. Gross margins increased by 1.8 percentage points between the two periods, while overall operating expenses decreased by 15.2%. The net effect was a loss attributable to Echelon Corporation stockholders for the first six months in 2014 that increased by $2.5 million as compared to the first six months of 2013.

The following tables provide an overview of key financial metrics for the three and six months ended June 30, 2014 and 2013 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Net revenues	$15,039	$24,836	$(9,797)	(39.4)%
Gross margin	50.0%	48.1%	---	1.9 ppt
Operating expenses	$15,916	$12,376	$3,540	28.6%
Net loss attributable to Echelon Corporation Stockholders	$(8,613)	$(827)	$(7,786)	941.5%
	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net revenues	$32,830	$50,018	$(17,188)	(34.4)%
Gross margin	49.2%	47.4%	---	1.8 ppt
Operating expenses	$28,401	$33,473	$(5,072)	(15.2)%
Net loss attributable to Echelon Corporation Stockholders	$(12,586)	$(10,074)	$(2,512)	24.9%
	Balance as of
	June 30, 2014	December 31, 2013	$ Change	% Change
Cash, cash equivalents, and short-term investments *	$51,127	$57,635	$(6,508)	(11.3)%
* As of June 30, 2014, includes $6.3 million of restricted cash presented separately on condensed consolidated balance sheet

•
Net revenues: Our total revenues decreased by 39.4% during the second quarter of 2014 as compared to the same period in 2013, driven primarily by a $7.4 million, or 54.9% decrease in sales of our Grid products and services and a $2.4 million, or 21% decrease in net revenues from our IIoT products. The decrease in our Grid revenues was primarily due to an overall decrease in the level of large-scale deployments of our NES system products in Finland, Austria and the United States as well as reduced Enel revenues due to non-repetition of 2013 data concentrator sales , partly offset by sales to a customer in Germany. With respect to our IIoT segment, the decrease in revenues was mainly due to reductions in sales of metering kits made to Enel, as well as decreases in sales made in the EMEA and Asia- Pacific regions, partially offset by increases in sales made in the Americas region. Our total revenues decreased during the six months ended June 30, 2014 as compared to the same period in 2013 by 34.4%. This was due mainly to decreased sales of Grid products due to an overall decrease in the level of large-scale deployments of our NES system products in Finland, Austria and the United States as well as reduced Enel revenues due to non-repetition of 2013 data concentrator sales, partly offset by sales to a customer in Puerto Rico and unusually high service revenues. With respect to our IIoT segment, the decrease was mainly due to reductions in sales of metering kits made to Enel, as well as reductions in sales in all regions. We do not expect the unusually high maintenance revenues to repeat in the future and anticipate that the service revenues for future quarters will return to more normal levels.

•
Gross margin: Our gross margins increased by 1.9 and by 1.8 percentage points for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The increase was primarily due to more of our 2014 sales being attributable to the higher margin IIoT sales, combined with a minor improvement in IIoT gross margins year over year as well as reduced overhead due to improved inventory management. Also, for the six month period, increased service revenues from Grid customers and reductions in operations headcount and overhead spending led to improved margins, partly offset by increases in certain indirect costs, such as reserves for excess and obsolete inventory. We do not expect any continued impact, similar to that from the increased service revenues mentioned above, in the future and anticipate that the gross margins for future quarters will be driven by the mix of segment products and services sold.

•
Operating expenses: Our operating expenses increased by 28.6% during the three month period ended June 30, 2014, respectively, as compared to the same period in 2013. The increase during the was primarily due to the $4.1 million impairment charges related to the Grid business described earlier, partly offset by minor cost savings in routine expenses. Our operating expenses decreased by 15.2% during the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to reduced overall revenues in 2014, reflected in the lower outsider services costs, travel costs and project costs, combined with the impact of reduced compensation related expenses due to the reduced headcount from the 2013 restructuring action. Further, the impacts of the Finmek litigation charge and restructuring charges for the February 2013 restructuring action primarily caused the reductions between the two periods. This reduction was partly offset by the impairment charges booked during the second quarter of 2014.

•
Net loss attributable to Echelon Corporation Stockholders: We generated a net loss of $8.6 million during the second quarter of 2014 compared to $0.8 million during the same period in 2013. This increase in net loss was directly attributable to the $9.8 million quarter-over-quarter decrease in net revenues and a 28.6% increase in operating expenses (primarily due to impairment charges booked in the quarter), partly offset by the improved margins as discussed above. Excluding the impact of non-cash stock-compensation charges, impairment charges and loss on writedown of assets, our net loss increased by approximately $3.1 million in the second quarter of 2014 as compared to the same period in 2013. Our net loss increased by $2.5 million during the six months ended June 30, 2014 as compared to the same period in 2013. This increase was primarily attributable to the reduced revenues and the impairment charges booked in 2014, partly offset by reduced litigation charges, reduced restructuring charges as well as reductions in routine operating expenses due to cost reduction measures taken in the past year and slightly improved margins. Excluding the impact of litigation charges, restructuring charges, loss on writedown of assets, impairment charges and non-cash stock-compensation charges incurred, our net loss increased by approximately $4.3 million in the first six months of 2014 as compared to the same period in 2013.

•
Cash, cash equivalents, and short-term investments: During the first six months of 2014, our cash, cash equivalents, and short-term investment balance decreased by 11.3%, from 57.6 million at December 31, 2013 to $51.1 million at June 30, 2014. This decrease was primarily the result of operational losses incurred year to date and cash used for principal payments on our lease financing obligations during 2014.

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

During the three and six months ended June 30, 2014, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS
The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Product	94.5%	97.5%	92.4%	96.9%
Service	5.5	2.5	7.6	3.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	47.0	50.6	48.2	51.3
Cost of service	3.0	1.3	2.6	1.3
Total cost of revenues	50.0	51.9	50.8	52.6
Gross profit	50.0	48.1	49.2	47.4
Operating expenses:
Product development	29.2	20.6	28.8	23.7
Sales and marketing	25.7	16.2	22.9	17.0
General and administrative	23.8	13.0	22.4	14.2
Goodwill impairment charges	22.5	—	10.3	—
Loss on write down of property, equipment and other	4.6	—	2.1	—
Litigation charges	—	—	—	6.9
Restructuring charges	—	—	—	5.0
Total operating expenses	105.8	49.8	86.5	66.9
Loss from operations	(55.8)	(1.7)	(37.3)	(19.5)
Interest and other (expense) income, net	(0.5)	(0.7)	(0.2)	0.3
Interest expense on lease financing obligations	(1.9)	(1.2)	(1.7)	(1.3)
Loss before provision for income taxes	(58.2)	(3.6)	(39.2)	(20.5)
Income tax expense	0.7	0.4	0.2	0.3
Net loss	(58.9)%	(4.0)%	(39.4)%	(20.8)%
Net loss attributable to noncontrolling interest	1.6%	0.7%	1.1%	0.7%
Net loss attributable to Echelon Corporation stockholders	(57.3)%	(3.3)%	(38.3)%	(20.1)%

Revenues
Total revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Total revenues	$15,039	$24,836	$(9,797)	(39.4)%
	Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Total revenues	$32,830	$50,018	$(17,188)	(34.4)%

The $9.8 million decrease in total revenues for the quarter ended June 30, 2014 as compared to the same period in 2013 was primarily due to a $7.4 million, or 55%, decrease in sales of our Grid products and services and a $2.4 million, or 21%, decrease in net revenues from our IIoT products, including sales to Enel. The $17.2 million decrease in total revenues for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily the result of a $13.9 million decrease in Grid revenues and a $3.3 million decrease in IIoT revenues.
Grid revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Grid revenues	$6,058	$13,439	$(7,381)	(54.9)%
	Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change
Grid revenues	$12,925	$26,857	$(13,932)	(51.9)%

During the three and six months ended June 30, 2014 and 2013, our Grid revenues were derived primarily from a relatively small number of customers who have undertaken large-scale deployments of our NES System products. These deployments generally come to fruition after an extended and complex sales process, and each is relatively substantial in terms of its revenue potential. They vary significantly from one another in terms of, among other things, the overall size of the deployment, the duration of time over which the products will be sold, the mix of products being sold, the timing of delivery of those products, and the ability to modify the timing or size of those projects. This relative uniqueness among each deployment results in significant variability and unpredictability in our Grid revenues. Further, Grid revenues also include sales of data concentrators and related services to Enel, from time to time.
Excluding sales of products and services to Enel, which are discussed more fully below, Grid revenues decreased during the three and six months ended June 30, 2014 as compared to the same periods in 2013, by $5.1 million and $11.7 million, or 46% and 48%, respectively. This was primarily due to an overall decrease in the level of large-scale deployments of our NES system products in Finland, Austria and the United States, partly offset by sales to a customer in Germany. In addition to the above reasons, for the six month period, the decrease in revenues was partly offset by an increase in revenues due to sales to a customer in Puerto Rico and unusually high service revenues. We do not expect the unusually high maintenance revenues to repeat in the future and anticipate that the service revenues for future quarters will return to more normal levels.
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

Our Grid revenues have historically been concentrated with a relatively few customers. During the years ended December 31, 2013, 2012 and 2011 approximately 75.1%, 86.3% and 94.2%, respectively, of our Grid revenues were attributable to four customers. We expect that future Grid revenues will continue to be concentrated among a limited number of customers, until we cease operations.

IIoT revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

IIoT revenues	$8,981	$11,397	$(2,416)	(21.2)%
	Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change
IIoT revenues	$19,905	$23,161	$(3,256)	(14.1)%
Our IIoT revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are metering kits sold to Enel.
Excluding sales of metering kits to Enel, which are discussed more fully below, our IIoT revenues decreased by $920,000 and $1.4 million, or 10% and 7%, respectively, during the three and six months ended June 30, 2014, as compared to the same period in 2013. This decrease was primarily due to a decreases in sales made in the EMEA and Asia- Pacific regions, and in the Americas as well for the six month period only. Within the IIoT family of products, the decrease was driven primarily from decreased sales of our control and connectivity products.

Our future IIoT revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our IIoT revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 4.5% for the six months ended June 30, 2014 and 7.0% for the same period in 2013. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during 2014, the amount of our IIoT revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel project revenues (included in Grid and IIoT)

	Three Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Enel Grid revenues	$112	$2,376	$(2,264)	(95.3)%
Enel IIoT revenues	$315	$1,811	$(1,496)	(82.6)%
Total Enel revenues	$427	$4,187	$(3,760)	(89.8)%
	Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change
Enel Grid revenues	$112	$2,376	$(2,264)	(95.3)%
Enel IIoT revenues	$1,864	$3,701	$(1,837)	(49.6)%
Total Enel revenues	$1,976	$6,077	$(4,101)	(67.5)%
In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel is purchasing additional metering kit and data concentrator products from us. Under the software enhancement agreement, we are providing software enhancements to Enel for use in its Contatore Elettronico system. Enel Project revenues recognized during the three and six months ended June 30, 2014 and 2013, related primarily to shipments of metering kits under the development and supply agreement. Further, in the second quarter of 2013, we shipped data concentrators, which contributed to the decrease in Grid revenues in the three and six month periods in 2014 when compared to 2013. This reduction in Grid revenues for the three and six month periods in 2014 was partly offset by service revenues as the software enhancement agreement was renewed in June 2014. The development and supply agreement expires in December 2015, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Gross Profit	$7,520	$11,955	$(4,435)	(37.1)%
Gross Margin	50.0%	48.1%	N/A	1.9
	Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change
Gross Profit	$16,167	$23,731	$(7,564)	(31.9)%
Gross Margin	49.2%	47.4%	NA	1.8

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
Our gross margins increased by 1.9 and by 1.8 percentage points for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The increase was primarily due to more of our 2014 sales being attributable to the higher margin IIoT sales, combined with a minor improvement in IIoT gross margins year over year as well as reduced overhead due to improved inventory management. The higher margin IIoT revenues (excluding those made to Enel) comprise approximately 58% and 55% of total revenues for the three and six months ended June 30, 2014, respectively, compared to approximately 39% of total revenues for the same periods in 2013. Also, for the six month period, increased service revenues from Grid customers, which typically generate higher gross margins for us than do product revenues contributed to the increased gross margins. Further, margins improved due to headcount and spending reductions in operations. These increases were partially offset by increases in reserves for excess and obsolete inventory. We do not expect any continued impact, similar to that from the increased service revenues mentioned above, in the future and anticipate that the gross margins for future quarters will be driven by the mix of segment products and services sold.
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

Operating Expenses
Product Development

	Three Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Product Development	$4,397	$5,122	$(725)	(14.2)%
	Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Product Development	$9,470	$11,866	$(2,396)	(20.2)%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses decreased during the three and six months ended June 30, 2014 as compared to the same period in 2013. These decreases were primarily due to reduced compensation costs from lower headcount due to the 2013 restructuring, and the consequential impact on the allocated costs to the product development organization, as well as reduced outside service costs.

Sales and Marketing

	Three Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Sales and Marketing	$3,864	$4,020	$(156)	(3.9)%
	Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Sales and Marketing	$7,506	$8,513	$(1,007)	(11.8)%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
The decrease in sales and marketing expenses during the three and six months ended June 30, 2014 as compared to the same periods in 2013 was driven primarily by lower compensation costs due to the 2013 restructuring and lower travel and entertainment expenses.
General and Administrative

	Three Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

General and Administrative	$3,580	$3,234	$346	10.7%
	Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

General and Administrative	$7,350	$7,120	$230	3.2%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses increased marginally for the three and six months ended June 30, 2014 as compared to the same periods in 2013. This increase was driven primarily by slightly higher stock compensation charges.

Goodwill impairment Charges

	Three Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Goodwill impairment charges	$3,388	$—	$3,388	100.0%
	Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Goodwill impairment charges	$3,388	$—	$3,388	100.0%

In the second quarter of 2014, as part of the Company's review of goodwill as discussed above, an impairment charge of $3.4 million was recorded on the goodwill for the Grid business to reduce the carrying value to the implied fair value of zero. The impairment was attributable to a combination of factors, including continued weakness and increased uncertainty in the Grid market; changes in the extent and manner of use of the unit's long-lived assets; and changes in our long-term strategy for the Grid business.
Loss on Write Down of Property, Equipment and Other

	Three Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Loss on write down of property, equipment and other	$687	$—	$687	100.0%
	Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Loss on write down of property, equipment and other	$687	$—	$687	100.0%

In the second quarter of 2014, as part of the Company's review of the realizability of long-lived assets, a loss on the write down of assets of $687,000 was recorded for the Grid business to reduce the carrying value to the implied residual value of $678,000. The impairment was attributable to factors discussed above .
Litigation Charges

Three Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Litigation Charges	$—	$—	$—	—%
Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Litigation Charges	$—	$3,452	$(3,452)	(100.0)%
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
Restructuring Charges

Three Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Restructuring Charges	$—	$—	$—	—%
Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Restructuring Charges	$—	$2,522	$(2,522)	(100.0)%
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
On August 6, 2014, the Company announced its decision to strategically scale back the Grid business significantly to support existing commitments only, unless the Company is able to find a buyer for the business in the very near-term. In conjunction with this action, the Company expects to incur significant severance and other related restructuring costs, which are expected to include cash costs as well as charges or credits related to stock-based compensation expense, and may include facilities, lease termination, asset impairment and other charges. The Company expects to recognize these charges in the quarter ending September 30, 2014.
Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Interest and Other Income (Expense), Net	$(70)	$(164)	$94	(57.3)%
	Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Interest and Other Income (Expense), Net	$(59)	$120	$(179)	(149.2)%

Interest and other expense, net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other expense, net decreased by $94,000 during the quarter ended June 30, 2014 as compared to the same period in 2013. This decrease was primarily attributable to the fact that, during the second quarter of 2014, we recognized approximately $90,000 of foreign currency translation losses, whereas in the second quarter of 2013, we recognized foreign currency translation losses of approximately $197,000. Interest and other expense, net increased by $179,000 during the six months ended June 30, 2014 as compared to the same period in 2013. This increase was primarily attributable to the fact that, during the first six months of 2014, we recognized approximately $110,000 of foreign currency translation losses, whereas for the same period in 2013, we recognized foreign currency translation gains of approximately $66,000. These fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our condensed consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, the resulting translation gains favorably impact other income.
We do not currently anticipate interest income on our investment portfolio will improve during 2014 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Interest Expense on Lease Financing Obligations	$280	$312	$(32)	(10.3)%
	Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Interest Expense on Lease Financing Obligations	$568	$633	$(65)	(10.3)%
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
Interest expense on lease financing obligations decreased by $32,000 and $65,000 during the three and six month periods ended June 30, 2014 as compared to the same periods in 2013, respectively, which was a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of the payments we make in the future will be allocated to principal repayment and less will be allocated to interest expense.
Income Tax Expense

	Three Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Income Tax Expense	$106	$106	$—	—%
	Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Income Tax Expense	$81	$143	$(62)	(43.4)%

The income tax (benefit)/ expense for the three and six months ended June 30, 2014 was $106,000 and $81,000, compared to $106,000 and $143,000 for the same periods in 2013, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
Segment Information

	Three Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change
Segment Contribution
Grid	$(1,840)	$(209)	$(1,631)	780.4%
IIoT	$1,231	$3,000	$(1,769)	(59.0)%
	Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change
Segment Contribution
Grid	$(3,944)	$(1,578)	$(2,366)	149.9%
IIoT	$3,951	$6,064	$(2,113)	(34.8)%

Note: For discussion related to segment revenues, refer to discussion in revenues section above.

The Grid contribution for the three and six months ended June 30, 2014 as compared to the same periods in 2013 reduced primarily due to reduction in Grid revenues, combined with some marginal increases in provisions for excess and obsolete inventory, partially offset by the reduced operating expenses in line with reduced activity.

The IIoT contribution for the three and six months ended June 30, 2014 as compared to the same periods in 2013 reduced primarily due to reduced IIoT revenues for reasons mentioned above.
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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our condensed consolidated statements of operations, was approximately $156,000 and $276,000 during the three and six months ended June 30, 2014, and $97,000 and $224,000 for the same periods in 2013.
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of June 30, 2014, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
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
From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of June 30, 2014, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through June 30, 2014, we raised $295.0 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

The following table presents selected financial information as of June 30, 2014, and for each of the last three fiscal years (dollars in thousands):

	June 30,	December 31,
	2014	2013	2012	2011
Cash, cash equivalents, and short-term investments*	$51,127	$57,635	$61,855	$58,656
Trade accounts receivable, net	8,260	10,522	15,725	35,215
Working capital	49,180	57,090	72,661	74,922
Stockholders’ equity	56,040	67,977	83,795	89,108
* As of June 30, 2014, includes $6.3 million of restricted cash presented separately on condensed consolidated balance sheet

As of June 30, 2014, we had $51.1 million in cash, cash equivalents, restricted cash and short-term investments, a decrease of $6.5 million as compared to December 31, 2013. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options by our employees and directors, and the exercise of warrants. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $4.7 million for the six months ended June 30, 2014, an increase in cash outflows of approximately $4.6 million as compared to the same period in 2013. During the six months ended June 30, 2014, net cash used in operating activities was primarily the result of our net loss of $12.9 million, partially offset by our non- cash impairment charges of $4.1 million, depreciation and amortization expense of $1.8 million, stock-based compensation expenses of $1.3 million, and changes in operating assets and liabilities of $966,000. The primary components of the $966,000 net change in our operating assets and liabilities were a $2.2 million decrease in accounts receivable, $824,000 decrease in inventories, a $402,000 increase in deferred revenues and a $167,000 decrease in other current assets, partially offset by a $1.7 million decrease in accrued liabilities and a $1.0 million decrease in accounts payable. Accounts receivable decreased primarily as a result of the timing of collections and revenues in the first six months of 2014 as compared to the same period in 2013, and lower overall revenues between the two periods. Inventories decreased primarily in accordance with the Company's plan to manage its inventory positions commensurate with the business of each segment, as well as overall reduced business activity. Deferred revenues increased due primarily to increased sales of annual maintenance revenues to Grid customers. Other current assets decreased primarily due to amortization of existing prepaid expenses. Accounts payable decreased due to timing of receipt of certain large invoices, which are to be paid in the second quarter of 2014. Accrued liabilities decreased primarily due to the payment of compensation costs that were accrued as of December 31, 2013.
Net cash used in operating activities was $54,000 for the six months ended June 30, 2013. During the six months ended June 30, 2013, net cash used in operating activities was primarily the result of our net loss of $10.4 million, partially offset by our stock-based compensation expenses of $1.2 million, depreciation and amortization expense of $2.1 million and changes in operating assets and liabilities of $7.0 million. The primary components of the $7.0 million net change in our operating assets and liabilities were a $4.8 million decrease in inventories, a $3.9 million increase in accrued liabilities, a $978,000 increase in deferred revenues and a $504,000 decrease in accounts receivable, partially offset by a $2.4 million decrease in accounts payable, a $498,000 increase in deferred cost of goods sold and an increase of $304,000 in other current assets. Inventories decreased primarily in accordance with the Company's plan to manage its inventory positions better. Accrued liabilities increased primarily due to the accruals for the February 2013 restructuring charges and the tentative settlement of the Finmek litigation. Accounts receivable decreased primarily as a result of the timing of collections and revenues in the first six months of 2013 as compared to the same period in 2012, and lower overall revenues between the two periods. Deferred revenues increased due primarily to increased deferred revenues from sales to distributors of our IIoT products. Accounts payable decreased due to an overall reduction in the level of purchasing activity and timing of expenditures during the first six months of 2013. Deferred cost of goods sold increased in conjunction with the increase in IIoT deferred revenues mentioned above. Other current assets increased primarily due to accrual for unbilled receivables for sales made to Grid customers in Americas.
Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $16.5 million for the six months ended June 30, 2014, an increase in cash inflows of $17.1 million from the same period in 2013. During the six months ended June 30, 2014, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $26.0 million, partially offset by the purchases of available-for-sale short-term investments of $9.0 million and capital expenditures of $400,000. Approximately $6.3 million of the proceeds from above-mentioned sale are now held as restricted cash as of June 30, 2014, as discussed above. Net cash used in investing activities was $526,000 for the six months ended June 30, 2013. During the six months ended June 30, 2013, net cash used in investing activities was primarily the result of the purchases of available-for-sale short-term investments of $26.0 million and capital expenditures of $542,000, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $26.0 million.
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $7.6 million for the six months ended June 30, 2014, an increase in cash outflows of $6.3 million as compared to the same period in 2013. During the six months ended June 30, 2014, net cash used in financing activities was primarily the result of 6.3 million of restricted cash used as collateral for the line of credit, $1.1 million in principal payments on our building lease financing obligations and $262,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares partially offset by $17,000 of proceeds from options exercised during the six months ended June 30, 2014. Net cash used in financing activities was $1.3 million for the six months ended June 30, 2013. During the six months ended June 30, 2013, net cash used in financing activities was primarily the result of $1.0 million in principal payments on our building lease financing obligations and $263,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
As noted above, our cash and investments totaled $51.1 million as of June 30, 2014. Of this amount, approximately 4% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.

The Company maintains a $5.0 million secured line of credit with its primary bank, which expires on July 1, 2015. The line of credit is secured by a collateral of first priority on $6.3 million of the Company's cash placed in a separate account (presented as restricted cash in the condensed consolidated balance sheets). The line of credit contains certain financial covenants requiring the Company to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of June 30, 2014, the Company was in compliance with these covenants. As of June 30, 2014, the Company’s primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.
The Company reached an agreement with respect to a financial settlement of $3.5 million related to Finmek litigation. This settlement was formalized and became effective in the fourth quarter of 2013, to be paid in two substantially equal installments, one in the fourth quarter of 2013 and the other in the fourth quarter of 2014.
In conjunction with the decision to exit the Grid business, the Company expects to incur significant severance and other related restructuring costs. The Company expects to pay these charges beginning in the quarter ending September 30, 2014.
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
At the time the Company entered into the stock purchase agreement with Enel, it also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, the Company cooperated with Enel to integrate its LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. The Company completed the sale of its components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, the Company supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, the Company entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from the Company. Under the software enhancement agreement, the Company provides software enhancements to Enel for use in its Contatore Elettronico system. The software enhancement agreement, renewed in June 2014, expires in Dec 2014 and the development and supply agreement expires in December 2015, although delivery of products and services can extend beyond those dates and the agreements may be extended under certain circumstances.
For the three months ended June 30, 2014 and 2013, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $427,000 and $4.2 million, respectively. For the six months ended June 30, 2014 and 2013, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.9 million and $6.1 million, respectively.
As of June 30, 2014 and December 31, 2013, $112,000 and $1.6 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.

RECENTLY ISSUED ACCOUNTING STANDARDS
There have been no new recent accounting pronouncements or changes in accounting pronouncements, other than those noted in Note 1 to the condensed consolidated financial statements, during the six months ended June 30, 2014, that are of significance, or potential significance, to our company.

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
Our recent decision to exit the Grid business could also have an impact on our IIoT business. For example, because we will now be substantially dependent on our IIoT business, customers and partners may be less willing to do business with us due to, among other things, perceived concerns regarding our liquidity and financial strength. At this time, it is impossible to predict the precise consequences of our exit from the Grid business on our IIoT business.
We are in the process of exiting the Grid business.
In August 2014, we announced a decision to strategically scale back the Grid business significantly to support existing commitments only, unless we are able to find a buyer for the business in the very near-term. In conjunction with this action, we expect to incur significant severance and other related restructuring costs, which are expected to include cash costs or credits related to stock-based compensation expense, and may include facilities, lease termination, asset impairment and other charges. We are not yet able to quantify the full amount of these costs.
As we exit the Grid business, we will become more dependent on our IIoT business. See “There can be no guarantee that the IIoT market will develop as expected, or that we will be successful in pursuing opportunities in this market” for additional information on the risks associated with the IIoT market.
Our exit from the Grid business will require substantial time and attention from our management team, which may distract them from their efforts on behalf of our IIoT business.
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
Our recent decision to stop selling our Grid products to new customers will impact our Grid revenues going forward.
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

In 2012 we formed a joint venture in Hangzhou, China with Holley Metering, a Chinese company with which we have been developing smart energy products for the Chinese market, as well as certain products for the rest of the world. Operations at the joint venture could expose us to risks inherent in such activities, such as protection of our intellectual property, economic and political stability, labor matters, language and cultural differences, including cultural differences that could be construed as violations of U.S. or other anti-bribery laws; and the need to manage product development, operations and sales activities that are located a long distance from our headquarters. The management of new product development activities, the sharing or transfer of technological capabilities to the joint venture and/ or the establishment of new manufacturing facilities associated with new products in particular, will expose us to risks. For example, it is possible that the product offerings from the joint venture will not be completed on time, will not receive necessary governmental approvals, will not perform as planned, will not meet sales targets or otherwise will not meet market demands. In addition, from time to time in the future, our joint venture partner may have economic or business interests or goals that are different from ours. Although our company currently has a 51% interest in the joint venture, the venture’s governing documents call for our partner’s approval on certain key matters, so we cannot provide assurance that the joint venture will be able to satisfy our corporate objectives. In addition, the joint venture documents will require us to make equity contributions from time to time up to specified amounts. If the joint venture business does not progress according to our plans and anticipated timing, our investment in the joint venture may not be successful and we may not generate significant revenue from it. As a result of our decisions regarding the Grid business announced in August 2014, we are evaluating our options with respect to the joint venture, and it is possible that we could incur additional costs if, for example, we decide to wind down the joint venture.
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

Our success in the IIoT market will depend in part on the availability of online services and Internet connections to facilitate data transmission.  In most instances, these services will be provided by third parties and will be outside of our control.  As a result, it may be difficult to identify the source of problems if they occur. Even when we are not responsible for connectivity or other problems, users of our products may attribute the problem to us. This could diminish our brand and harm our business, divert the attention of our technical personnel from our product development efforts or cause significant customer relations problems.

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
We could be materially and adversely affected if it is determined that the book value of goodwill is higher than fair value.
Our balance sheet includes an amount designated as “goodwill” that represents a portion of our assets and our stockholders’ equity. In accordance with accounting guidance, the amortization of goodwill has been replaced with an “impairment test,” which requires that we compare the fair value of goodwill to its book value at least annually and more frequently if circumstances indicate a possible impairment. We have in the past (including in connection with our decision to exit the Grid business), and may in the future, determine that our goodwill has become impaired. If we determine at any time in the future that the book value of goodwill is higher than fair value then the difference must be written-off, which could materially and adversely affect our reported results of operations.
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
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at June 30, 2014 and December 31, 2013, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at June 30, 2014, and December 31, 2013, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1- April 30	2,965	$2.65	—	—
May 1- May 31	41,185	$2.58	—	—
June 1- June 30	63,796	$2.48	—	—
Total	107,946	$2.52	—	—

(1)	Shares purchased represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Document

10.2 (x)+	Form of 1997 Stock Plan Performance Share Agreement for corporate officers
10.2 (y)+	Form of 1997 Stock Plan Performance Share Agreement for employees
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

ECHELON CORPORATION
Date:	August 8, 2014	By:	/s/ William R. Slakey
William R. Slakey Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.2 (x)+	Form of 1997 Stock Plan Performance Share Agreement for corporate officers
10.2 (y)+	Form of 1997 Stock Plan Performance Share Agreement for employees
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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