Form 10-Q
period 2014-09-30
ECHELON CORP
filed 2014-11-10
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________
FORM 10‑Q
______________
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes ☐ No ☒
As of October 31, 2014, 43,955,848 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10‑Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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
ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,482	$14,648
Restricted investments	6,253	—
Short-term investments	20,993	42,987
Accounts receivable, net [1]	3,453	10,522
Inventories	3,783	6,445
Deferred cost of goods sold	901	1,649
Other current assets	1,745	2,040
Current assets of discontinued operations held for sale	619	—
Total current assets	61,229	78,291

Property and equipment, net	10,994	18,670
Intangible assets, net	1,471	—
Goodwill	6,038	8,390
Other long‑term assets	770	777
Long-term assets of discontinued operations held for sale	36	—
Total assets	$80,538	$106,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,630	$5,424
Accrued liabilities	8,350	7,395
Current portion of lease financing obligations	2,424	2,257
Deferred revenues	3,216	6,125
Current liabilities of discontinued operations held for sale	1,055	—
Total current liabilities	18,675	21,201
LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	14,085	15,928
Other long-term liabilities	1,732	1,022
Total long-term liabilities	15,817	16,950

STOCKHOLDERS’ EQUITY:
Common stock	472	466
Additional paid-in capital	355,987	354,680
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	79	1,015
Accumulated deficit	(282,616)	(260,843)
Total Echelon Corporation stockholders’ equity	45,792	67,188
Noncontrolling interest in discontinued operations of subsidiary held for sale	254	789
Total stockholders’ equity	46,046	67,977
Total liabilities and stockholders’ equity	$80,538	$106,128
1 Includes related party receivable of none and $1.6 million as of September 30, 2014 and December 31, 2013, respectively.
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Product	$9,164	$10,161	$29,035	$33,269
Service	14	16	48	70
Total revenues (2)	9,178	10,177	29,083	33,339
Cost of revenues:
Cost of product (1)	3,877	3,711	11,586	12,742
Cost of service (1)	303	84	916	345
Total cost of revenues	4,180	3,795	12,502	13,087
Gross profit	4,998	6,382	16,581	20,252
Operating expenses:
Product development (1)	2,305	2,711	7,224	8,092
Sales and marketing (1)	2,160	2,232	6,600	6,931
General and administrative (1)	3,538	3,925	10,887	11,045
Loss on write down of property, equipment and other	4,409	—	4,409	—
Litigation charges	—	—	—	3,452
Restructuring charges	227	—	227	2,254
Total operating expenses	12,639	8,868	29,347	31,774
Loss from continuing operations	(7,641)	(2,486)	(12,766)	(11,522)
Interest and other (expense) income, net	719	(606)	661	(486)
Interest expense on lease financing obligations	(271)	(305)	(839)	(938)
Loss from continuing operations before provision for income taxes	(7,193)	(3,397)	(12,944)	(12,946)
Income tax expense	33	113	114	256
Net loss from continuing operations attributable to Echelon Corporation Stockholders	(7,226)	(3,510)	(13,058)	(13,202)

Net loss from discontinued operations, net of income taxes	(2,141)	(269)	(9,250)	(975)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	$179	$266	$535	$590
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	$(1,962)	$(3)	$(8,715)	$(385)

Net loss attributable to Echelon Corporation Stockholders	$(9,188)	$(3,513)	$(21,773)	$(13,587)

Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(0.17)	$(0.08)	$(0.30)	$(0.31)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$(0.05)	$0.00	$(0.20)	$(0.01)
Basic and diluted net loss per share attributable to Echelon Corporation Stockholders	$(0.21)	$(0.08)	$(0.50)	$(0.32)

Shares used in computing net loss per share:
Basic	43,507	43,184	43,367	43,039
Diluted	43,507	43,184	43,367	43,039

(1)	See Note 6 for summary of amounts included representing stock-based compensation expense.

(2)
Includes related party amounts of $683 and $499 for the three months ended September 30, 2014 and 2013, respectively; and related party amounts of $2,546 and $4,200 for the nine months ended September 30, 2014 and 2013, respectively. See Note 5 and Note 12 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net loss from continuing operations	$(7,226)	$(3,510)	$(13,058)	$(13,202)
Net loss from discontinued operations, net of income taxes	$(2,141)	$(269)	$(9,250)	$(975)
Net loss	$(9,367)	$(3,779)	$(22,308)	$(14,177)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(902)	539	(932)	262
Unrealized holding loss on available-for-sale securities	(1)	9	(4)	9
Total other comprehensive loss	(903)	548	(936)	271
Comprehensive loss	$(10,270)	$(3,231)	$(23,244)	$(13,906)
Less: comprehensive loss from discontinued operations, attributable to non-controlling interests	$179	$266	$535	$590
Comprehensive income (loss) attributable to Echelon Corporation Stockholders	$(10,091)	$(2,965)	$(22,709)	$(13,316)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(22,308)	$(14,177)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,640	3,083
Goodwill impairment charges	3,388	—
Increase in allowance for doubtful accounts	22	41
Loss on disposal of Grid business	254	—
Loss on disposal of and write down of property, equipment and other	5,101	24
Reduction of (increase in) accrued investment income	18	(2)
Stock-based compensation	992	2,177
Change in operating assets and liabilities:
Accounts receivable	2,953	490
Inventories	1,217	3,686
Deferred cost of goods sold	242	(885)
Other current assets	312	565
Accounts payable	(543)	(2,332)
Accrued liabilities	(865)	3,617
Deferred revenues	(751)	1,181
Deferred rent	(29)	(28)
Net cash used in operating activities	(7,357)	(2,560)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available‑for‑sale short‑term investments	(58,148)	(38,953)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	80,116	38,955
Change in other long‑term assets	232	(62)
Cash paid for acquisition, net of cash acquired	(1,155)	—
Proceeds from divestiture of Grid business	4,861	—
Capital expenditures	(672)	(811)
Net cash provided by (used in) investing activities	25,234	(871)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(1,676)	(1,530)
Proceeds from exercise of stock options	17	—
Restricted investments used as collateral for line of credit	(6,250)	—
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(411)	(423)
Net cash used in financing activities	(8,320)	(1,953)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(723)	178

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,834	(5,206)

CASH AND CASH EQUIVALENTS:
Beginning of period	14,648	18,876
End of period	$23,482	$13,670

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$830	$930
Cash paid for income taxes	$265	$318
NON CASH INVESTING ACTIVITIES:
Fair value of stock issued in connection with acquisition	$715	$—
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Summary of Significant Accounting Policies:
Basis of Presentation
The condensed consolidated financial statements include the accounts of Echelon Corporation, a Delaware corporation, its wholly-owned subsidiaries, and a subsidiary in which it has a controlling interest (collectively referred to as the “Company”). The Company reports non-controlling interests in consolidated entities as a component of equity separate from the Company’s equity (see Note 16 for further details). All material inter-company transactions between and among the Company and its consolidated subsidiaries and other consolidated entities have been eliminated in consolidation.

In the third quarter of 2014, the Company announced and completed the sale of its Grid business to S&T AG, a publicly traded European IT systems provider with an existing focus on smart energy products and services. The results of the Grid business are now classified as discontinued operations. As a result of this transaction, the Company now operates in one reporting segment- the Industrial Internet of Things (IIoT) segment.
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

•
The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 34.3% and 36.2% of net revenues for the three and nine months ended September 30, 2014, respectively were derived from two customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

Use of Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Significant estimates and judgments are used for revenue recognition, performance-based equity compensation, inventory valuation, intangible asset valuation, contingent consideration valuation, allowance for warranty costs, and other loss contingencies. In order to determine the carrying values of assets and liabilities that are not readily apparent from other sources, the Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances. Actual results experienced by the Company may differ materially from management’s estimates.
Recently Issued Accounting Standards
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect of an entity’s operations and financial results and is disposed of or classified as held for sale. ASU 2014-08 also introduces several new disclosures. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company does not expect ASU 2014-08 to have a material impact on its consolidated financial statements.
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
The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three and nine months ended September 30, 2014, resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.
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
Restricted Investments
As of September 30, 2014, restricted investments consist of balances maintained by the Company with an investment advisor in money market funds and permitted treasury bills. These balances represent collateral for a $5.0 million line of credit issued to the Company by its primary bank. As of September 30, 2014, the Company’s primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. As of September 30, 2014, no amounts had been drawn against the line of credit or the letter of credit.

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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company's only financial assets or liabilities required to be measured at fair value on a recurring basis at September 30, 2014, are fixed income available-for-sale securities. See Note 2 of these Notes to Condensed Consolidated Financial Statements for a summary of the input levels used in determining the fair value of the Company's cash equivalents and short-term investments as of September 30, 2014.
Goodwill
Effective in the fourth quarter of 2013, the Company changed the way it managed the business and re-organized to focus the business on two operating segments - Grid and IIoT. As a result, the Company, with the assistance of an external service provider, reallocated goodwill of the Company to the Grid and IIoT operating segments using a relative fair value approach. Each operating segment's fair value was determined based on comparative market values and discounted cash flows. Goodwill is tested for impairment using a two-step approach. The Company evaluates goodwill, at a minimum, on an annual basis during the first quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach and the market approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. There was no indication of impairment when goodwill was reallocated to the new operating segments, as the respective fair values of each substantially exceed their carrying values (including goodwill) as of December 31, 2013.
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

In performing Step 1 of the impairment test, the Company estimated the fair value of the reporting unit using the income approach. The income approach is based on a discounted cash flow analysis and calculates the fair value of the reporting unit by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to a present value, using a weighted average cost of capital (“WACC”).  The cash flows used in the income approach were based on two scenarios, cash flows associated with a winding down of the business and cash flows associated with a sale of the business. Management's assumptions included forecasted revenues and operating income for the wind down scenario and estimated proceeds from the sale of the business based on known third-party interest. We calculated the fair value for the Grid business by using a probability weighted average of the estimated fair value from both scenarios, with significantly higher weight placed on the wind down scenario. Note that in the third quarter of 2014, the Company was able to locate a buyer for the business and agree upon terms of sale within a short period of time, that led to the ultimate disposition of the business at September 30, 2014.

Based on the above analysis, it was determined that the carrying value of the Grid business, including goodwill, exceeded the fair value of the reporting unit, requiring the Company to perform Step 2 of the goodwill impairment test to measure the amount of impairment loss, if any. In performing Step 2 of the goodwill impairment test, the Company compared the implied fair value of the reporting unit’s goodwill to its carrying value of goodwill.  This test resulted in a non-cash, goodwill impairment charge of $3.4 million, which was recognized during the three months ended June 30, 2014.  This impairment has been reported as part of the discontinued operations results for the nine months ended September 30, 2014. As a result, the Company has no goodwill remaining related to the Grid business.

As of September 30, 2014, the entire goodwill balance is attributable to the IIoT reporting unit. Further, the addition to goodwill of $1.3 million during the quarter was due to the acquisition of Lumewave, Inc (see note 4 for details). There have been no goodwill impairment losses related to the IIoT reporting unit.

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

As of June 30, 2014, in light of the facts mentioned in the Goodwill section above, prior to assessing the goodwill for impairment, the Company evaluated whether the long-lived assets of the Grid business were impaired. As the Company had not yet made a final decision between the two likely scenarios for the Grid business as of June 30, 2014, the Company assessed the realizability of long-lived assets using cash flows associated with two scenarios for this reporting unit (i.e. sale or wind down of the Grid business). The Company applied a probability weighting of the two scenarios, placing significantly more weight on the cash flows associated with a wind down versus the cash flows from the potential sale of the Grid business. The wind down scenario also included an assessment of the residual value of the Grid business’ long-lived assets. The results of this analysis showed that the carrying value of the Grid business’ long-lived assets exceeded their fair value and accordingly the Company recorded a write down of property, equipment and other assets of $687,000 during the quarter ended June 30, 2014. The remaining book value of the long-lived assets will be depreciated over the revised shorter estimated useful lives. This impairment charge has been reported as part of the discontinued operations for the nine months ended September 30, 2014. In the third quarter of 2014, the Company was able to locate a buyer for the business and agree upon terms of sale within a short period of time, that led to the ultimate disposition of the business at September 30, 2014 and required the Company to record a loss of $254,000 on the sale of this business.

As a result of the sale of the Grid business on September 30, 2014, the Company made the decision to cease use of one building within its corporate headquarters and recharacterize the building as a rental property. Consequently, management performed an impairment analysis on this building and determined that its carrying value was not recoverable. In performing this analysis, management analyzed the expected cash flows from different sub-lease scenarios using recent lease data for similar facilities in the area including market activity, expected tenant improvements and commissions and period of time between recharacterization and lease up. As a result of this analysis,the Company recorded a write down of the building of $4.4 million during the three months ended September 30, 2014.

2. Financial Instruments:
The Company’s financial instruments consist of cash equivalents, restricted investments, short-term investments, accounts receivable, accounts payable, and lease financing obligations. The carrying value of the Company’s financial instruments approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments, which are classified as either cash equivalents, restricted investments, or short-term investments, and accounts receivable. With respect to its investments, the Company has an investment policy that limits the amount of credit exposure to any one financial institution and restricts placement of the Company’s investments to financial institutions independently evaluated as highly creditworthy. With respect to its accounts receivable, the Company performs ongoing credit evaluations of each of its customers’ financial condition. For a customer whose credit worthiness does not meet the Company’s minimum criteria, the Company may require partial or full payment prior to shipment. Alternatively, prior to shipment, customers may be required to provide the Company with an irrevocable letter of credit or arrange for some other form of coverage to mitigate the risk of uncollectibility, such as a bank guarantee. Additionally, the Company establishes an allowance for doubtful accounts and sales return allowances based upon factors surrounding the credit risk of specific customers, historical trends, and other available information.

Items Measured at Fair Value on a Recurring Basis
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The Company does not have any financial liabilities measured at fair value on a recurring basis. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at September 30, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$12,008	$12,008	$—	$—
U.S. government securities(2)(3)	27,192	—	27,192	—
Total	$39,200	$12,008	$27,192	$—
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

(3)	Includes $6.3 million of available-for-sale securities that is included in restricted investments in the Company’s condensed consolidated balance sheets

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
As of September 30, 2014, the Company’s available-for-sale securities had contractual maturities from eight to twelve months and an average remaining term to maturity of six months. As of September 30, 2014, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$27,188	$27,192	$4	$—
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

In the second quarter of 2014, as part of the Company's review of property, equipment and other assets (long-lived assets), and goodwill, as discussed above, an impairment charge of $687,000 and $3.4 million was recorded on the long lived assets and goodwill, respectively to write down these assets for the Grid business to their residual value/ fair value of $678,000 and zero, respectively. The impairment was attributable to a combination of factors, including continued weakness and increased uncertainty in the Grid market; changes in the extent and manner of use of the reporting unit's long-lived assets; and changes in our long-term strategy for the Grid business. Fair value was determined based on discounted cash flow analyses, which are unobservable Level 3 inputs. The cash flows used in the income approach were based on two exit scenarios, cash flows associated with a wind down and cash flows associated with a sale. Management's assumptions included forecasted revenues and operating income for the wind down scenario and estimated proceeds from the sale of the business based on known third-party interest. We calculated the fair value for the Grid business by using a probability weighted average of the estimated fair value from both scenarios, with significantly higher weight placed on the wind down scenario. In the third quarter of 2014, the Company was able to locate a buyer for the business and agree upon terms of sale within a short period of time, that led to the ultimate disposition of the business at September 30, 2014. The Company also recorded a loss of $254,000 on the sale of this business.

In the third quarter of 2014, as part of the Company's review of property, equipment and other assets (long-lived assets), as discussed above, an impairment charge of $4.4 million was recorded against the building asset to write down this asset to its fair value of zero. The impairment was attributable to a combination of factors, including changes in the extent and manner of use of the reporting unit's long-lived assets; market activity, expected tenant improvements and commissions and period of time between recharacterization and lease up. Fair value was determined based on discounted cash flow analyses, which are unobservable Level 3 inputs. The cash flows used in the income approach were based on cash flows from various sub-lease scenarios, including varying lease rates, tenant improvements and commission costs, operating expenses and terms of occupation. We calculated the fair value for the building asset by using a probability weighted average of the estimated fair value from the various scenarios.
3. Earnings Per Share:
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss from continuing and discontinued operations per share computations for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss (Numerator):
Net loss from continuing operations attributable to Echelon Corporation Stockholders	$(7,226)	$(3,510)	$(13,058)	$(13,202)
Net loss from discontinued operations attributable to Echelon Corporation Stockholders	(1,962)	(3)	(8,715)	(385)
Net loss attributable to Echelon Corporation Stockholders	(9,188)	(3,513)	(21,773)	(13,587)
Shares (Denominator):
Weighted average common shares outstanding	43,507	43,184	43,367	43,039
Shares used in basic computation	43,507	43,184	43,367	43,039
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—
Shares used in diluted computation	43,507	43,184	43,367	43,039
Net loss per share:
Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(0.17)	$(0.08)	$(0.30)	$(0.31)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$(0.05)	$0.00	$(0.20)	$(0.01)
Basic and diluted net loss per share attributable to Echelon Corporation Stockholders	$(0.21)	$(0.08)	$(0.50)	$(0.32)

For the three and nine months ended September 30, 2014 and 2013, the diluted net loss per share calculation is equivalent to the basic net loss from continuing, discontinued operations and total net loss attributable to Echelon Corporation Stockholders per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”) excluded from this calculation for the three and nine months ended September 30, 2014 and 2013 was 4,362,649 and 6,091,405, respectively.
4. Acquisitions

On August 15, 2014, the Company purchased 100% of the outstanding shares of Lumewave, Inc. (“Lumewave”). The acquisition was aimed at expanding the Company’s outdoor lighting business. The purchase price consisted of $1.8 million in cash paid at closing and $715,000 in common stock of the Company distributed at closing. Additionally, if certain gross margin targets for the Lumewave business are achieved during the period from August 16, 2014 through August 15, 2016, an additional $1.3 million in consideration will be payable to the selling shareholders of Lumewave. The fair value of this additional consideration was $925,000 as of September 30, 2014. The purchase price was subject to adjustment based on the final working capital balances. As a result of the final agreed-upon working capital balances, the selling shareholders agreed to repay $225,000. Accordingly, the Company has recorded the $225,000 in other current assets on the accompanying consolidated balance sheet at September 30, 2014 with a corresponding adjustment in the cash purchase price.

The assets acquired and liabilities assumed have been reflected in the Company’s consolidated balance sheet at September 30, 2014, and the results of operations of Lumewave are included in the consolidated statement of operations since August 16, 2014. The following table summarizes the preliminary purchase price allocation based on estimated fair values of assets acquired and liabilities assumed at the acquisition date. The Company is in the process of finalizing the valuation of intangible assets and the income tax effects resulting from the acquisition and accordingly, these amount may be subject to change in the fourth quarter of 2014 (amounts in thousands):

Amount
Cash and cash equivalents	630
Accounts receivable	107
Inventory	31
Other current assets	259
Property and equipment	23
Identifiable intangible assets	1,500
Goodwill	1,257
Accounts payable	(352)
Accrued liabilities	(255)
3,200

Identifiable intangible assets include $800,000 in developed technology, $500,000 in customer relationships, and $200,000 for trade names. The identifiable intangible assets will be amortized over a period of 5 to 7 years. Transaction costs associated with the acquisition were not material. The method used to value the identified intangibles was an income method approach which incorporated a discount rate ranging from 21% to 22%. Pro forma information for this acquisition is not presented as the results of the acquired business are not material to the Company’s consolidated financial statements.

The contingent consideration was measured at fair value based on management’s estimate of achieving the specified targets and discounted to its present value of $925,000. The contingent consideration is payable 66% in cash and 34% in the Company’s common stock. Both the fair value of the cash and equity portions of the contingent consideration are recorded as a liability and will be remeasured each reporting period, with any change in their fair values recorded to earnings. The equity component of the contingent consideration will ultimately be settled by issuing additional equity upon final determination of the targets being achieved.

5. Discontinued Operations

During the third quarter of 2014, the Company announced that it had reached an agreement to sell its Grid business in order to focus on its IIoT business and on future opportunities in this market. On September 30, 2014, the Company completed the sale of its Grid business to S&T AG, a publicly traded European IT systems provider.

The consideration received for the sale of the Grid business totaled approximately $4.9 million. Additionally, the Company could receive $1.0 million if the revenues of the Grid business exceed $50.0 million for the calendar year 2015. Based on the historical results of the Grid business and near-term estimates, management of the Company does not believe the sales targets will be achieved. Accordingly, the probability weighted fair value of the contingent consideration as of September 30, 2014 was deemed to be zero. The Company has entered into a sub-lease arrangement as well as a supply arrangement for a component of the technology sold to S&T AG. These arrangements each have a term of 39 months and each has been considered indirect cashflows as they were deemed to be not significant.

The sale of the Grid business resulted in a loss of $254,000, net of income taxes, recorded as loss on sale of discontinued operations for the three and nine months ended September 30, 2014.

The assets and liabilities of the Company's Grid division joint venture (see Note 16) were not included in the sale to S&T AG. The Company is in the process of negotiating the sale of the joint venture's remaining net assets and has recorded the fair value of the assets and liabilities of the joint venture as held for sale on the accompanying balance sheet at September 30, 2014. The remaining asset and liabilities principally relate to inventory, deferred revenues and the related deferred costs of sales and accrued liabilities.

As a result of restructuring activities during the third quarter of 2014, a total of $1.4 million of restructuring costs is included in loss from discontinued operations for the three and nine months ended September 30, 2014. Of this amount, approximately $83,000 has been paid as of September 30, 2014 and the remaining balance will be paid by the first quarter of 2015.

The Company has classified the results of operations of the Grid business as discontinued operations for all periods presented. The table below excludes certain shared overhead costs that were previosuly allocated to the Grid segment as ASC 205-20 prohibits the allocation of general overhead costs to discontinued operations. The results of operations of the Grid business are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues (1)	$5,467	$7,837	$18,392	$34,693
Cost of revenues	3,433	3,764	11,774	20,760
Operating expenses	3,921	4,342	15,614	14,908
Loss from discontinued operations before income taxes	(1,887)	(269)	(8,996)	(975)
Income taxes	—	—	—	—
Loss on sale of Grid business	254	—	254	—
Net loss from discontinued operations, net of income taxes	$(2,141)	$(269)	$(9,250)	$(975)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	$179	$266	$535	$590
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	$(1,962)	$(3)	$(8,715)	$(385)

(1) Includes related party amounts of zero and $2.0 million for the three months ended September 30, 2014 and 2013, respectively; and related party amounts of $112,000 and $4.4 million for the nine months ended September 30, 2014 and 2013, respectively.

The sale agreement contains certain indemnification provisions related to the Grid business whereby the Company may have obligations related to the period it owned the Grid business. The Company believes the estimated fair value of these indemnification provisions are minimal and accordingly, no liability is recorded for these indemnifications as of September 30, 2014.
6. Stockholders’ Equity and Employee Stock Option Plans:

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenues:
Cost of product	$68	$64	$203	$171
Cost of service	8	2	32	3
Operating expenses:
Product development	130	132	(37)	97
Sales and marketing	79	10	174	196
General and administrative	225	394	962	806
Discontinued operations	$(824)	$353	$(342)	$904
Total	$(314)	$955	$992	$2,177

The current quarter negative expense for the product development department is primarily due to the impact of reversal of expense from cancellation of awards/ options for certain employees whose employment terminated in the second quarter of 2014.

Stock Award Activity
  The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2014 was $0 and $3,000, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2013 was $0. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the options.

The total fair value of RSUs vested and released during the three and nine months ended September 30, 2014 was approximately $351,000 and $1.1 million, respectively. The total fair value of RSUs vested and released during the three and nine months ended September 30, 2013 was approximately $416,000 and $1.2 million, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Stock-based Compensation Expense for Awards with Financial-Based Performance Vesting Requirements

As of September 30, 2014, there were 130,000 unvested RSUs and RSAs, issued in prior years, that were subject to service-based vesting conditions as well as certain financial or other performance-based vesting requirements that must be achieved before vesting can occur.

Through June 30, 2012, cumulative compensation expense of $264,000 associated with these 130,000 unvested RSUs and RSAs was recognized. From the date of grant through June 30, 2012, the Company had believed it was probable that the associated performance requirements would be achieved and therefore recognized expense on these awards. During the third quarter of 2012, the Company believed that the performance condition was no longer probable of achievement; however the Company had also not yet determined that the performance condition was improbable of achievement. Hence, expense recognition was discontinued beginning in the third quarter of 2012. As of December 31, 2013, the Company determined that the performance condition was improbable of achievement and therefore the cumulative compensation expense of $264,000 associated with these awards was reversed. The Company continues to believe that the performance condition is improbable of achievement and therefore no expense was booked during the three and nine months ended September 30, 2014.

On June 10, 2014, the Company issued performance RSU's as part of the annual refresh grants to employees, that were subject to service-based vesting conditions as well as certain performance-based vesting requirements that must be achieved before vesting can occur. The total value of the RSU's issued was $2.3 million. These awards vest over a nine month period ending March 14, 2015, provided the performance conditions are met in that timeframe. Of these RSUs issued in June 2014, awards with a total fair value of approximately $743,000 were granted to employees of the Grid business. As of September 30, 2014, in conjunction with the sale of the Grid business, the Company reversed all compensation expense previously recognized associated with these awards as they will not vest.
7.    Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and nine months ended September 30, 2014 and 2013, the Company had two customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributors of its IIoT products in Europe and Enel Distribuzione Spa ("Enel"), an Italian utility company. For the three and nine months ended September 30, 2014 and 2013, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Avnet	26.9%	30.3%	27.4%	28.1%
Enel	7.4%	4.9%	8.8%	12.6%
Total	34.3%	35.2%	36.2%	40.7%

8. Commitments and Contingencies:

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
From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of September 30, 2014, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
Line of Credit
The Company maintains a $5.0 million secured line of credit with its primary bank, which expires on July 1, 2015. The line of credit is secured by a collateral of first priority on $6.3 million of the Company's investment balance placed in a separate account (presented as restricted investments in the condensed consolidated balance sheets). The line of credit contains certain financial covenants requiring the Company to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of September 30, 2014, the Company was in compliance with these covenants. As of September 30, 2014, the Company’s primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.

9. Accumulated Other Comprehensive Income (Loss):

	Foreign currency translation adjustment (Amount in thousands)	Unrealized gain (loss) on available-for-sale securities (Amount in thousands)	Accumulated Other Comprehensive Income (Loss) (Amount in thousands)
Beginning balance at December 31, 2013	$1,007	$8	$1,015
Change during January- March 2014	(66)	(1)	(67)
Balance at March 31, 2014	941	7	948
Change during April-June 2014	36	(2)	34
Balance at June 30, 2014	977	5	982
Current period change	(902)	(1)	(903)
Balance at September 30, 2014	$75	$4	$79

None of the above amounts have been reclassified to the condensed consolidated statement of operations.

10.     Inventories:
Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013

Purchased materials	$433	$1,343
Finished goods	3,350	5,102
	$3,783	$6,445
11. Accrued Liabilities:
Accrued liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013

Accrued payroll and related costs	$1,975	$3,885
Warranty reserve	102	515
Restructuring charges	1,588	49
Customer deposits	2	643
Transaction costs related to sale of Grid Business	2,559	—
Litigation charges	1,718	1,875
Accrued taxes	31	75
Other accrued liabilities	375	353
	$8,350	$7,395
12.    Segment Disclosure:
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

The Company operates in one principal industry segment - the IIoT segment, which is its reportable segment. The IIoT segment sells products and services aimed at Embedded Control Platforms, such as LONWORKS and IzoT, which include components, control nodes, and development software, and which are sold typically to Original Equipment Manufacturers (OEMs) to build into their industrial application solutions. These platforms allow a single device to be brought to market as a LONWORKS®, BACnet®, or other protocol-supporting device; and it can be used with any underlying wired or wireless communications link, such as Ethernet, RS-485, Wi-Fi, 15.4, or Echelon’s free topology (FT) standard. The IzoT platform provides a smooth migration path for legacy devices to the IIoT. The product portfolio includes Smart Transceivers, SmartServer Controllers, LNS and OpenLNS Operating Systems, Outdoor Lighting Controllers, SmartServer Segment Controllers and PL/RF Bridges.

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived and other assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2014 and December 31, 2013, long-lived assets of approximately $17.2 million and $24.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the condensed consolidated financial statements.

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations, value-added resellers, and local distributors, primarily in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		June 30,
	2014	2013	2014	2013
Americas	$2,988	$3,386	$9,325	$10,008
EMEA	3,520	4,122	11,045	15,700
APJ	2,670	2,669	8,713	7,631
Total	$9,178	$10,177	$29,083	$33,339

For information regarding the Company’s major customers, please refer to Note 7, Significant Customers.
13. Income Taxes:
The provision for income taxes for the three months ended September 30, 2014 and 2013 were $33,000 and $113,000, respectively. The provision for income taxes for the nine months ended September 30, 2014 and 2013 were $114,000 and $256,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
As of September 30, 2014 and December 31, 2013, the Company had gross unrecognized tax benefits of approximately $1.6 million and $2.1 million, respectively, of which $526,000 and $575,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2014 and December 31, 2013, the Company had accrued $96,000 and $134,000, respectively, for interest and penalties. The $54,000 reduction in gross unrecognized tax benefits during the nine months ended September 30, 2014 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.
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
14. Related Parties:
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

For the three months ended September 30, 2014 and 2013, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $683,000 and $499,000, respectively. For the nine months ended September 30, 2014 and 2013, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $2.5 million and $4.2 million, respectively. Please refer to Note 5 for information related to discontinued operations.
As of September 30, 2014 and December 31, 2013, none and $1.6 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
15. Restructuring:
In May 2012, the Company undertook cost cutting measures by initiating a headcount reduction of 42 full-time employees worldwide, to be terminated between May 2012 and December 2013. In connection with this restructuring plan, in 2012, the Company recorded restructuring charges of approximately $1.2 million related to termination benefits for these personnel.
The following table sets forth a summary of restructuring activities related to the Company’s May 2012 restructuring program (in thousands):

	December 31, 2013	Costs Incurred	Cash Payments	September 30, 2014
Termination benefits	$49	$—	$49	$—
On February 12, 2013, the Company undertook further restructuring actions affecting approximately 43 employees to be terminated between February 2013 and December 31, 2013, as part of an overall plan to reshape the Company for the future. In connection with this restructuring, the Company recorded and paid restructuring charges of approximately $2.3 million related to termination benefits for these personnel during 2013.
On September 30, 2014, in connection with the sale of the Grid business, the Company undertook further restructuring actions affecting approximately 42 employees to be terminated between September 2014 and December 31, 2014, as part of the strategic plan to focus on the Company's IIoT business. In connection with this restructuring, the Company recorded restructuring charges as noted in the table below, of which $1.4 million was included in the net loss from discontinued operations for the three and nine months ended September 30, 2014.
The following table sets forth a summary of restructuring activities related to the Company’s September 2014 restructuring program (in thousands):

	December 31, 2013	Costs Incurred	Cash Payments	September 30, 2014
Termination benefits	$—	$1,678	$90	$1,588

16. Joint Venture:
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture's intended focus was on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51.0% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s Condensed Consolidated Financial Statements as of September 30, 2014 and for the three and nine months then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the non-controlling interest in subsidiary on the Condensed Consolidated Balance Sheet as of September 30, 2014. Net loss attributable to the non-controlling interest in Echelon-Holley was $179,000 and $535,000 during three and nine months ended September 30, 2014. Net loss attributable to the non-controlling interest in Echelon-Holley was $266,000 and $590,000 during three and nine months ended September 30, 2013, respectively.
As of September 30, 2014, Echelon and Holley Metering had contributed in cash a total of approximately $4,000,000 in Share Capital, as defined, to Echelon-Holley in proportion to their respective ownership interests.
In connection with the decision to sell the Grid business announced in the third quarter of 2014, the Company is in the process of selling the remaining net assets of the joint venture and has recorded the fair value of the assets and liabilities of the joint venture as held for sale on the accompanying balance sheet at September 30, 2014. The major classes of assets and liabilities classified as held for sale are inventory, deferred revenues and the related deferred costs of sales and accrued liabilities
Further, the net loss attributable to the non-controlling interests have also been presented as part of the discontinued operations in the condensed consolidated statement of operations, for the three and nine months ended September 30, 2014 and 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” “goal,” “continues,” “may” and similar expressions. Forward-looking statements include statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances. In particular, these statements include statements such as: our plan to focus our product development spend in our foundational technology to broaden the applicability of our control networking platform into new markets; our predictions about the smart energy market, increased pricing pressures and worldwide macro-economic conditions; our projections of IIoT revenues; our expectation that we will achieve a return on our investment of resources into our products; estimates of our future gross margins and factors affecting our gross margins; statements regarding reinvesting a portion of our earnings from foreign operations; plans to use our cash reserves to strategically acquire other companies, products, or technologies; our projections of our combined cash, cash equivalent and short term investment balance; the sufficiency of our cash reserves to meet cash requirements; our expectations that our IIoT revenues will not fluctuate significantly from foreign currency sales; estimates of our interest income and expense; our belief that we have adequately provided for legal contingencies; and our belief that we have made adequate provisions for tax exposure and legal matters. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Factors That May Affect Future Results of Operations” section. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to review or update publicly any forward-looking statements for any reason, except as required by law.

EXECUTIVE OVERVIEW
Echelon Corporation was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. We are based in San Jose, California, and maintain offices in seven foreign countries throughout Europe and Asia. Our products enable everyday devices — such as air conditioners, appliances, elevators, electricity meters, light switches, thermostats, and valves — to be made “smart” and inter-connected, part of an emerging market known as the Industrial Internet of Things (IIoT).

Our proven, open standard, multi-application energy control networking platform powers applications for smart cities, smart buildings, and smart campuses that help customers save on their energy usage, reduce outage duration or prevent them from happening entirely, reduce carbon footprint and more. Today, we offer, directly and through our partners worldwide, a wide range of products and services.

Prior to the third quarter of 2014, the Company operated in two operating segments, the IIoT (Industrial Internet of Things) segment, and the Grid segment. In the third quarter of 2014, the Company announced and completed the sale of its Grid operating segment to S&T AG, a publicly traded European IT systems provider with an existing focus on smart energy products and services.

As a result of the sale, the Company’s resources are now entirely focused on the IIoT. This business sells products and services aimed at Horizontal Embedded Control Platforms, such as LONWORKS and IzoT, which include components, control nodes and development software. These products are typically sold to Original Equipment Manufacturers (OEMs) to build into their industrial application solutions. The Company also sells into certain vertical application markets for IIoT solutions, such as the outdoor lighting market. These solutions are sold to end users typically through value-added resellers and distributors.

The following discussion focuses on the results of our IIoT business, as the results of our Grid operating segments are now classified as discontinued operations. Our total revenues decreased by 9.8% during the third quarter of 2014 as compared to the same period in 2013. Gross margins decreased by 8.2 percentage points between the two periods, while overall operating expenses increased by 42.5%. The net effect was a third quarter loss attributable to Echelon Corporation stockholders in 2014 that increased by $5.7 million as compared to the third quarter of 2013. For the nine months ended September 30, 2014, total revenues decreased by 12.8% as compared to the same period in 2013. Gross margins decreased by 3.7 percentage points between the two periods, while overall operating expenses decreased by 7.6%. The net effect was a loss attributable to Echelon Corporation stockholders for the first nine months in 2014 that increased by $8.2 million as compared to the first nine months of 2013.

The following tables provide an overview of key financial metrics for the three and nine months ended September 30, 2014 and 2013 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Net revenues	$9,178	$10,177	$(999)	(9.8)%
Gross margin	54.5%	62.7%	---	8.2 ppt
Operating expenses	$12,639	$8,868	$3,771	42.5%
Net loss attributable to Echelon Corporation Stockholders	$(9,188)	$(3,513)	$(5,675)	161.5%
	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net revenues	$29,083	$33,339	$(4,256)	(12.8)%
Gross margin	57.0%	60.7%	---	3.7 ppt
Operating expenses	$29,347	$31,774	$(2,427)	(7.6)%
Net loss attributable to Echelon Corporation Stockholders	$(21,773)	$(13,587)	$(8,186)	60.2%
	Balance as of
	September 30, 2014	December 31, 2013	$ Change	% Change
Cash, cash equivalents, and short-term investments *	$50,728	$57,635	$(6,907)	(12.0)%
* As of September 30, 2014, includes $6.3 million of restricted investments presented separately on condensed consolidated balance sheet

•
Net revenues: Our total revenues decreased by 9.8% during the third quarter of 2014 as compared to the same period in 2013, and by 12.8% during the nine months ended September 30, 2014 as compared to the same period in 2013 . The decrease in revenues was mainly due to reductions in sales of components made to Enel, as well as decreases in sales of LonWorks products in the EMEA, Americas, and Asia- Pacific regions.

•
Gross margin: Our gross margins decreased by 8.2 and by 3.7 percentage points for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The decrease is primarily due to the decrease in our revenues, which increased our manufacturing overhead as a percentage of revenue, and changes in the mix of products sold.

•
Operating expenses: Our operating expenses increased by 42.5% during the three month period ended September 30, 2014, respectively, as compared to the same period in 2013. The increase was primarily due to the $4.4 million impairment charge related to the recharacterization of one of the buildings at our corporate headquarters facility from a corporate asset to a long-term asset held-for-use, partially offset by lower compensation costs and reduced outside service costs related to product development. Our operating expenses decreased by 7.6% during the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to the impacts of the Finmek litigation charge and restructuring charges recorded in 2013, followed by a reduction in expenses in 2014 as a result of prior year restructuring activities. Reduced expenses in 2014 included lower compensation related expenses as a result of lower headcount, as well as reduced outside services costs, travel costs and project costs. These decreases were partially offset by the the $4.4 million impairment charge discussed above.

•
Net loss attributable to Echelon Corporation Stockholders: We generated a net loss of $9.2 million during the third quarter of 2014 compared to $3.5 million during the same period in 2013. This increase in net loss was directly attributable to the 42.5% increase in operating expenses, increased losses in our discontinued operations, combined with the $1.0 million quarter-over-quarter decrease in net revenues and the 8.2 percentage points decrease in gross margins. Excluding the impact of non-cash stock-compensation charges, impairment charges and loss on write-down of assets, our net loss increased by approximately $2.3 million in the third quarter of 2014 as compared to the same period in 2013. Our net loss increased by $8.2 million during the nine months ended September 30, 2014 as compared to the same period in 2013. This increase was primarily attributable to the reduced revenues, reduced margins, the impairment charges booked in 2014 and the loss on discontinued operations, partly offset by reduced litigation charges, reduced restructuring charges as well as reductions in operating expenses due to cost reduction measures taken in the past year. Excluding the impact of litigation charges, restructuring charges, impairment charges, loss on sale of Grid business and non-cash stock-compensation charges incurred, our net loss increased by approximately $6.4 million in the first nine months of 2014 as compared to the same period in 2013.

•
Cash, cash equivalents, and short-term investments: During the first nine months of 2014, our cash, cash equivalents, and short-term investment balance decreased by 12.0%, from $57.6 million at December 31, 2013 to $50.7 million at September 30, 2014. This decrease was primarily the result of operational losses incurred year to date and cash used for principal payments on our lease financing obligations during 2014.

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

During the three and nine months ended September 30, 2014, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the three and nine months ended September 30, 2014, resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.

RESULTS OF OPERATIONS
The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product	99.8%	99.8%	99.8%	99.8%
Service	0.2	0.2	0.2	0.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	42.2	36.5	39.8	38.2
Cost of service	3.3	0.8	3.2	1.0
Total cost of revenues	45.5	37.3	43.0	39.3
Gross profit	54.5	62.7	57.0	60.7
Operating expenses:
Product development	25.1	26.6	24.8	24.3
Sales and marketing	23.5	21.8	22.7	20.8
General and administrative	38.4	38.6	37.4	33.1
Loss on write down of property and equipment	48.0	—	15.2	—
Litigation charges	—	—	—	10.4
Restructuring charges	2.5	—	0.8	6.8
Total operating expenses	137.5	87.0	100.9	95.3
Loss from continuing operations	(83.0)	(24.3)	(43.9)	(34.6)
Interest and other (expense) income, net	7.8	(6.0)	2.3	(1.5)
Interest expense on lease financing obligations	(3.0)	(3.0)	(2.9)	(2.8)
Loss from continuing operations before provision for income taxes	(78.2)	(33.4)	(44.5)	(38.8)
Income tax expense	0.4	1.1	0.4	0.8
Net loss from continuing operations attributable to Echelon Corporation Stockholders	(78.6)%	(34.5)%	(44.9)%	(39.7)%
Net income (loss) from discontinued operations	(23.3)%	(2.6)%	(31.8)%	(2.9)%
Net loss from discontinued operations attributable to non controlling interest	2.0%	2.6%	1.8%	1.8%
Net loss from discontinued operations attributable to Echelon Corporation Stockholders	(21.4)	—	(30.0)	(1.1)
Net loss attributable to Echelon Corporation Stockholders	(100.1)%	(34.5)%	(74.9)%	(40.8)%

Revenues
Total revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Total revenues	$9,178	$10,177	$(999)	(9.8)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Total revenues	$29,083	$33,339	$(4,256)	(12.8)%

Our revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are components sold to Enel.
Excluding sales of components to Enel, which are discussed more fully below, our IIoT revenues decreased by $1,183,000 and $2.6 million, or 12% and 9%, respectively, during the three and nine months ended September 30, 2014, as compared to the same period in 2013. This decrease was primarily due to a decrease in sales made across all regions (EMEA, Asia- Pacific and Americas). Within the IIoT family of products, the decrease was driven primarily from decreased sales of our control and connectivity products.

Our revenues will also be subject to further fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 4.4% for the nine months ended September 30, 2014 and 6.7% for the same period in 2013. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during 2014, the amount of our revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel project revenues (included in total revenues)

	Three Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Enel project revenues	$683	$499	$184	36.9%
	Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change
Enel project revenues	$2,546	$4,200	$(1,654)	(39.4)%
In October 2006, we entered into a development and supply agreement with Enel. Under the development and supply agreement, Enel is purchasing additional metering kit products from us. Enel Project revenues recognized during the three and nine months ended September 30, 2014 and 2013, are driven primarily by shipments of metering kits under the development and supply agreement.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Gross Profit	$4,998	$6,382	$(1,384)	(21.7)%
Gross Margin	54.5%	62.7%	N/A	(8.2)
	Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change
Gross Profit	$16,581	$20,252	$(3,671)	(18.1)%
Gross Margin	57.0%	60.7%	NA	(3.7)

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
Our gross margins decreased by 8.2 and by 3.7 percentage points for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The decrease was primarily due to the decrease in our revenues which increased our manufacturing overhead as a percentage of revenue, and changes in the mix of products sold.
Our future gross margins will continue to be affected by several factors, including, but not limited to: overall revenue levels, changes in the mix of products sold, periodic charges related to excess and obsolete inventories, warranty expenses, introductions of cost reduced versions of our products, changes in the average selling prices of the products we sell, purchase price variances, unexpected increases in demand which could impact our ability to supply our customers in a timely manner due to reduced inventory levels, and fluctuations in the level of indirect overhead spending that is capitalized in inventory. In addition, the impact of foreign exchange rate fluctuations and labor rates may affect our gross margins in the future. We currently outsource the manufacturing of most of our products requiring assembly to CEMs located primarily in China. To the extent labor rates were to rise further, or to the extent the U.S. dollar were to weaken against the Chinese currency, or other currencies used by our CEMs, our costs for the products they manufacture could rise, which would negatively affect our gross margins. Lastly, many of our products contain significant amounts of certain commodities, such as silver, copper, and cobalt. Prices for these commodities have been volatile, which in turn have caused fluctuations in the prices we pay for the products in which they are incorporated.

Operating Expenses
Product Development

	Three Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Product Development	$2,305	$2,711	$(406)	(15.0)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Product Development	$7,224	$8,092	$(868)	(10.7)%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses decreased during the three and nine months ended September 30, 2014 as compared to the same period in 2013. These decreases were primarily due to reduced compensation costs from lower headcount due to the 2013 restructuring, and the consequential impact on the allocated costs to the product development organization, as well as reduced outside service costs.
Sales and Marketing

	Three Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Sales and Marketing	$2,160	$2,232	$(72)	(3.2)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Sales and Marketing	$6,600	$6,931	$(331)	(4.8)%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.

The change in sales and marketing expenses during the three months ended September 30, 2014, as compared to the same period in 2013 was insignificant.
The decrease in sales and marketing expenses during the nine months ended September 30, 2014 as compared to the same period in 2013 was driven primarily by decreases in compensation, especially stock based compensation, and individually insignificant increases in travel and entertainment expenses, outside services, and costs allocated to sales and marketing.
General and Administrative

	Three Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

General and Administrative	$3,538	$3,925	$(387)	(9.9)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

General and Administrative	$10,887	$11,045	$(158)	(1.4)%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses decreased marginally for the three months ended September 30, 2014 as compared to the same period in 2013. This decrease was driven primarily by lower compensation costs, partially offset by higher legal costs related to various strategic matters evaluated during the quarter by the Company. The change in general and administrative expenses during the nine months ended September 30, 2014, as compared to the same period in 2013 was insignificant.

Loss on write down of property and equipment

	Three Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Loss on write down of property and equipment	$4,409	$—	$4,409	100.0%
	Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Loss on write down of property and equipment	$4,409	$—	$4,409	100.0%

As a result of the sale of its Grid business on September 30, 2014, the Company made the decision to cease use of one building within its corporate headquarters and recharacterize the building as a rental property. Consequently, management performed an impairment analysis on this building and determined that its carrying value was not recoverable. In performing this analysis, management analyzed the expected cash flows from different sub-lease scenarios using recent lease data for similar facilities in the area, including market activity, expected tenant improvements and commissions and period of time between recharacterization and lease up.. As a result of this analysis,the Company recorded a write down of the building of $4.4 million during the three months ended September 30, 2014

Litigation Charges

Three Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Litigation Charges	$—	$—	$—	—%
Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Litigation Charges	$—	$3,452	$(3,452)	(100.0)%
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
Restructuring Charges

	Three Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Restructuring Charges	$227	$—	$227	100.0%
	Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Restructuring Charges	$227	$2,254	$(2,027)	(89.9)%
On February 12, 2013, the Company undertook restructuring actions affecting approximately 43 employees to be terminated between February 2013 and December 31, 2013, as part of an overall plan to reshape the Company for the future. In connection with this restructuring, the Company recorded restructuring charges of $2.3 million related to termination benefits for these personnel during the nine months ended September 30, 2013.
On September 30, 2014, in connection with the sale of the Grid business, the Company undertook further restructuring actions affecting approximately 42 employees to be terminated between September 2014 and December 31, 2014, as part of the strategic plan to focus on the Company's IIoT business. In connection with this restructuring, the Company recorded restructuring charges of approximately $1.7 million , of which $1.4 million was included in the net loss from discontinued operations for the three and nine months ended September 30, 2014.

Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Interest and Other Income (Expense), Net	$719	$(606)	$1,325	(218.6)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Interest and Other Income (Expense), Net	$661	$(486)	$1,147	(236.0)%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other income, net increased by $1.3 million during the quarter ended September 30, 2014 as compared to the same period in 2013. This increase was primarily attributable to the fact that, during the third quarter of 2014, we recognized approximately $700,000 of foreign currency translation gains, whereas in the third quarter of 2013, we recognized foreign currency translation losses of approximately $633,000. Interest and other income, net increased by $1.1 million during the nine months ended September 30, 2014 as compared to the same period in 2013. This increase was primarily attributable to the fact that, during the first nine months of 2014, we recognized approximately $590,000 of foreign currency translation gains, whereas for the same period in 2013, we recognized foreign currency translation losses of approximately $567,000. These fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our condensed consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, the resulting translation gains favorably impact other income.
We do not currently anticipate interest income on our investment portfolio will improve during 2014 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Interest Expense on Lease Financing Obligations	$271	$305	$(34)	(11.1)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Interest Expense on Lease Financing Obligations	$839	$938	$(99)	(10.6)%
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
Interest expense on lease financing obligations decreased by $34,000 and $99,000 during the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013, respectively, which was a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of the payments we make in the future will be allocated to principal repayment and less will be allocated to interest expense.
Income Tax Expense

	Three Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Income Tax Expense	$33	$113	$(80)	(70.8)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Income Tax Expense	$114	$256	$(142)	(55.5)%

The income tax expense for the three and nine months ended September 30, 2014 was $33,000 and $114,000, compared to $113,000 and $256,000 for the same periods in 2013, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
Loss from discontinued operations, net of taxes
Loss from discontinued operations for the three and nine months ended September 30, 2014, represents the results of operations of the Company's Grid business.
The results of operations of the Grid business are as follows:

	Three Months Ended
	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Revenues	$5,467	$7,837	$(2,370)	(30.2)%
Cost of revenues	3,433	3,764	(331)	(8.8)%
Operating expenses	3,921	4,342	(421)	(9.7)%
Loss from discontinued operations before income taxes	(1,887)	(269)	(1,618)	601.5%
Income taxes	—	—	—	—
Loss on sale of Grid business	(254)	—	(254)	100.0%
Net loss from discontinued operations, net of income taxes	$(2,141)	$(269)	$(1,872)	695.9%
Net loss attributable to non controlling interest	$179	$266	$(87)	(32.7)%
Net loss from disc ops attributable to Echelon Corporation Stockholders	$(1,962)	$(3)	$(1,959)	65,300.0%

	Nine Months Ended
	September 30, 2014	September 30, 2013	2014 over 2013 $ Change	2014 over 2013 % Change

Revenues	$18,392	$34,693	$(16,301)	(47.0)%
Cost of revenues	11,774	20,760	(8,986)	(43.3)%
Operating expenses	15,614	14,908	706	4.7%
Loss from discontinued operations before income taxes	(8,996)	(975)	(8,021)	822.7%
Income taxes	—	—	—	—
Loss on sale of Grid business	(254)	—	(254)	100.0%
Net loss from discontinued operations, net of income taxes	$(9,250)	$(975)	$(8,275)	848.7%
Net loss attributable to non controlling interest	$535	$590	$(55)	(9.3)%
Net loss from disc ops attributable to Echelon Corporation Stockholders	$(8,715)	$(385)	$(8,330)	2,163.6%

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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded as cost of products revenue in our condensed consolidated statements of operations, was approximately $120,000 and $396,000 during the three and nine months ended September 30, 2014, and $154,000 and $378,000 for the same periods in 2013.
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of September 30, 2014, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
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
From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of September 30, 2014, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through September 30, 2014, we raised $295.0 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

The following table presents selected financial information as of September 30, 2014, and for each of the last three fiscal years (dollars in thousands):

	September 30,	December 31,
	2014	2013	2012	2011
Cash, cash equivalents, and short-term investments*	$50,728	$57,635	$61,855	$58,656
Trade accounts receivable, net**	3,453	10,522	15,725	35,215
Working capital**	42,554	57,090	72,661	74,922
Stockholders’ equity	46,046	67,977	83,795	89,108
* As of September 30, 2014, includes $6.3 million of restricted investments presented separately on condensed consolidated balance sheet

As of September 30, 2014, we had $50.7 million in cash, cash equivalents, restricted cash and short-term investments, a decrease of $6.9 million as compared to December 31, 2013. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options by our employees and directors, and the exercise of warrants. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $7.4 million for the nine months ended September 30, 2014, an increase in cash outflows of approximately $4.8 million as compared to the same period in 2013. During the nine months ended September 30, 2014, net cash used in operating activities was primarily the result of our net loss including non-controlling interest of $22.3 million, partially offset by our loss on write down of assets of $5.1 million, goodwill impairment charges of $3.4 million, depreciation and amortization expense of $2.6 million, stock-based compensation expenses of $1.0 million, and changes in operating assets and liabilities of $2.5 million. The primary components of the $2.5 million net change in our operating assets and liabilities were a $3.0 million decrease in accounts receivable, $1.2 million decrease in inventories, and a $312,000 decrease in other current assets, partially offset by a $0.9 million decrease in accrued liabilities, a $751,000 decrease in deferred revenues and a $543,000 decrease in accounts payable. Accounts receivable decreased primarily as a result of the timing of collections and revenues in the first nine months of 2014 as compared to the same period in 2013, and lower overall revenues between the two periods. Inventories decreased primarily in accordance with the Company's plan to manage its inventory positions commensurate with the business of each segment, as well as overall reduced business activity. Accrued liabilities decreased primarily due to the payment of restructuring and Finmek accruals in 2014, partially offset by accruals of legal and transaction costs related to the strategic decisions made by the Company in this quarter. Deferred revenues decreased due primarily to reduced overall activity with distributors in all regions. Accounts payable decreased due to timing of receipt and payment of certain large invoices, which were paid in the third quarter of 2014.
During the nine months ended September 30, 2013, net cash used in operating activities was primarily the result of our net loss of $14.2 million, partially offset by our depreciation and amortization expense of $3.1 million, stock-based compensation expenses of $2.2 million, and changes in operating assets and liabilities of $6.3 million. The primary components of the $6.3 million net change in our operating assets and liabilities were a $3.7 million decrease in inventories, a $3.6 million increase in accrued liabilities, a $1.2 million increase in deferred revenues, a decrease of $565,000 in other current assets and a $490,000 decrease in accounts receivable, partially offset by a $2.3 million decrease in accounts payable and a $885,000 increase in deferred cost of goods sold. Inventories decreased primarily in accordance with the Company's plan to manage its inventory positions better, as well as overall reduced business activity. Accrued liabilities increased primarily due to the accruals for the February 2013 restructuring charges and the tentative settlement of the Finmek litigation. Deferred revenues increased due primarily to increased deferred revenues from sales to distributors of our IIoT products. Other current assets decreased primarily due to reduction in receivables from suppliers for parts sold. Accounts receivable decreased primarily as a result of the timing of collections and revenues in the first nine months of 2013 as compared to the same period in 2012, and lower overall revenues between the two periods. Accounts payable decreased due to an overall reduction in the level of purchasing activity and timing of expenditures during the first nine months of 2013. Deferred cost of goods sold increased in conjunction with the increase in deferred revenues mentioned above
Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions. Net cash provided by investing activities was $25.2 million for the nine months ended September 30, 2014, an increase in cash inflows of $26.1 million from the same period in 2013. During the nine months ended September 30, 2014, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $80.1 million and net proceeds of $4.9 million received from sale of the Grid business, partially offset by the purchases of available-for-sale short-term investments of $58.1 million, cash spent for the Lumewave acquisition of $1.2 million, and capital expenditures of $672,000.
Net cash used in investing activities was $871,000 for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, net cash used in investing activities was primarily the result of the purchases of available-for-sale short-term investments of $39.0 million and capital expenditures of $811,000, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $39.0 million.
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $8.3 million for the nine months ended September 30, 2014, an increase in cash outflows of $6.4 million as compared to the same period in 2013. During the nine months ended September 30, 2014, net cash used in financing activities was primarily the result of 6.3 million of restricted cash used as collateral for the line of credit, $1.7 million in principal payments on our building lease financing obligations and $411,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares partially offset by $17,000 of proceeds from options exercised during the nine months ended September 30, 2014.
Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, net cash used in financing activities was primarily the result of $1.5 million in principal payments on our building lease financing obligations and $423,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
As noted above, our cash and investments totaled $50.7 million as of September 30, 2014. Of this amount, less than 1% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.
The Company maintains a $5.0 million secured line of credit with its primary bank, which expires on July 1, 2015. The line of credit is secured by a collateral of first priority on $6.3 million of the Company's investments placed in a separate account (presented as restricted investments in the condensed consolidated balance sheets). The line of credit contains certain financial covenants requiring the Company to maintain an overall minimum tangible net worth level and to maintain a minimum level of liquid assets. As of September 30, 2014, the Company was in compliance with these covenants. As of September 30, 2014, the Company’s primary bank has issued, against the line of credit, one standby letter of credit totaling $113,000. Other than issuing standby letters of credit, the Company has never drawn against the line of credit, nor have amounts ever been drawn against the standby letters of credit issued by the bank.
The Company reached an agreement with respect to a financial settlement of $3.5 million related to Finmek litigation. This settlement was formalized and became effective in the fourth quarter of 2013, to be paid in two substantially equal installments, one in the fourth quarter of 2013 and the other in the fourth quarter of 2014.

On August 15, 2014, the Company purchased 100% of the outstanding shares of Lumewave, Inc. (“Lumewave”). The acquisition was aimed at expanding the Company’s street lighting business. The purchase price consisted of $1.8 million in cash paid at closing and $715,000 in common stock of the Company distributed at closing. Additionally, if certain gross profit targets of the Lumewave business are achieved during the period from August 16, 2014 through August 15, 2016, an additional $1.3 million in consideration will be payable to the selling shareholders of Lumewave.
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
For the three months ended September 30, 2014 and 2013, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $683,000 and $499,000, respectively. For the nine months ended September 30, 2014 and 2013, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $2.5 million and $4.2 million, respectively.
As of September 30, 2014 and December 31, 2013, none and $1.6 million, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
RECENTLY ISSUED ACCOUNTING STANDARDS
There have been no new recent accounting pronouncements or changes in accounting pronouncements, other than those noted in Note 1 to the condensed consolidated financial statements, during the nine months ended September 30, 2014, that are of significance, or potential significance, to our company.

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
We exited the Grid business and are therefore solely dependent on our IIoT business for revenue growth and profitability.

On September 30, 2014, we sold our Grid business, which accounted for a substantial percentage of our overall revenues. As a result, our revenues have decreased. Now that we have exited the Grid business, we are solely dependent on our IIoT business for revenue growth and profitability. See “There can be no guarantee that the IIoT market will develop as expected, or that we will be successful in pursuing opportunities in this market” for additional information on the risks associated with the IIoT market. There is no guarantee that the revenues will return to previous levels in short term, if at all, or to reach the level necessary to achieve positive cash flow on an on-going basis.
There can be no guarantee that the IIoT market will develop as expected, or that we will be successful in pursuing opportunities in this market.
We currently intend to devote significant effort and resources to leverage our technology and develop and launch our platform to customers within the IIoT market. The IIoT market is an emerging, evolving and dynamic area with many potential players and undefined market opportunities. Our efforts to capitalize on these opportunities may not be successful in the near term, or at all. In addition, the process of developing new products involves considerable risk and uncertainty, including:
•the risk of competition and emerging technologies (see “If we do not develop and maintain adequate distribution channels, our revenues will be harmed” for additional information on the risks associated with competing for market share); and
•the risk that we will not be able to develop adequate sales channels for new products and services (see “Our IIoT revenues may not meet expectations, which could cause volatility in the price of our stock” for additional information on the risks associated with establishing new sales channels);
•the risk that our products will not perform adequately due to defect or misuse by customers (see “Liabilities resulting from defects in or misuse of our products, whether or not covered by insurance, may delay our revenues and increase our liabilities and expenses” for additional information on the risks associated with defective or misused products);
•the risk that our supply chain for components is unable to meet our demand (see “Because we depend on a limited number of key suppliers and in certain cases, a sole supplier, the failure of any key supplier to produce timely and compliant products could result in a failure to ship products, or could subject us to higher prices, which would harm our results of operations and financial position” for additional information on the risks associated with manufacturing).
If the IIoT market does not materialize as anticipated, or if our product offerings are not accepted and utilized, we will have devoted a significant amount of time and resources without any return on our investment. This could cause us to suffer significant financial losses and could also have a negative impact on our reputation and results of operations, any of which would likely cause our stock price to decline. Additionally, because we are operating in an emerging market, risks that we are not currently able to identify are likely to materialize and could negatively impact our operations and financial condition.
Our IIoT revenues and expected costs may not meet expectations, which could cause volatility in the price of our stock.
As we grow our IIoT business, we will commit significant resources developing new products in emerging markets. In addition, our IIoT business operates in nascent markets, such as outdoor lighting and controls, in which we have yet to build a reliable customer base. As a result, sales of our products are unpredictable and yet to be proven, and sales and marketing costs related to our products may be significant. These factors could have a negative impact on our revenue and make it difficult to project our financial results, which could cause declines and volatility in our stock price.
Emerging markets are particularly dynamic and highly competitive, and we may lose sales to our competitors, which would harm our revenues and results of operations.
Particularly in new markets like the IIoT, competition is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, industry consolidations, effective management of distribution channels, rapid changes in customer or regulatory requirements, and localized market requirements. In each of our existing and new target markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. The future of our IIoT business depends significantly on our ability to react to changing customer needs by enhancing our existing products and developing new products. There can be no guarantee, however, that new products and product enhancements will be accepted by businesses and consumers. If we make investments in technologies that do not gain market acceptance, our business may not grow as anticipated. In addition, future product offerings by our competitors can render our products obsolete. Any failure to evolve with emerging technologies and our competitors could cause a loss of market share and result in declining revenues.
The principal competitive factors that affect the markets for our products include the following:

•our ability to anticipate changes in customer or regulatory requirements and to develop, or improve our products to meet these requirements in a timely manner;
•the price and features of our products such as adaptability, scalability, functionality, ease of use, and the ability to integrate with other products;
•our product reputation, quality, performance, and conformance with established industry standards;
•our ability to expand our product line to address our customers’ requirements;
•our ability to effectively manage and expand our distribution channels to address new markets for current and future products;
•our ability to meet a customer’s required delivery schedules;
•a customer’s willingness to do business with us because of our size and perceived concerns regarding our liquidity and financial strength relative to our competitors;
•the risk of industry consolidation, which is particularly high in emerging markets such as the IIoT;
•our customer service and support;
•warranties, indemnities, and other contractual terms; and
•customer relationships and market awareness.
Competitors for our IIoT products include some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. Key company competitors include companies such as Digi, STMicroelectronics, Maxim, Texas Instruments, Silver Spring Networks, Tridium and Siemens. Key industry standard and trade group competitors include BACnet, Konnex, DALI, DeviceNet, HART, Profibus, ZigBee, and the ZWave Alliance in the IIoT market. Each of these standards and/or alliances is backed by one or more competitors. For example, the ZigBee alliance includes over 300 member companies with promoter members, such as Ember, Emerson, Freescale, Kroger, Landis+Gyr (a subsidiary of Toshiba), Philips, Reliant Energy, Schneider Electric, STMicroelectronics, Tendril, and Texas Instruments. Additionally, because we are operating in an emerging market, it is likely that additional competitors will surface rapidly.
Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, and broader product offerings; this may impact a customer’s willingness to do business with us. If we are unable to compete effectively in any of the markets we serve, our revenues, results of operations, and financial position would be harmed.
The sales cycle for our IIoT products is lengthy and unpredictable.
The sales cycle between initial IIoT customer contact and execution of a contract or license agreement with a customer or purchaser of our products, can vary widely. Initially, we must educate our customers about the potential applications of and cost savings associated with our products. If we are successful in this effort, OEMs typically conduct extensive and lengthy product evaluations before making a decision to design our products into their offerings. Once the OEM decides to incorporate our products, volume purchases of our products are generally delayed until the OEM’s product development, system integration, and product introduction periods have been completed. In addition, changes in our customers’ budgets, or the priority they assign to control network development, could also affect the sales cycle.
Potential customers for our IIoT products, including automated smart lighting, include local, state and federal government authorities. For several reasons, sales to government authorities can be extended and unpredictable. Government authorities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending, and their spending is likely to be adversely impacted by continuation of challenging economic conditions. In addition, in many instances, sales to government authorities may require field trials and may be delayed by the time it takes for government officials to evaluate multiple competing bids, negotiate terms, and award contracts. We further face the risk of cancellation during development and production due to regulatory, government and geopolitical changes, and delays in installing, operating, and evaluating the results of any field trials before full implementation of our products.
For these reasons, the sales cycle associated with our IIoT products is subject to a number of significant risks that are beyond our control. Consequently, if our forecasted customer orders are not realized, our revenues could be materially adversely affected. In addition, the extended sales cycle may result in our inability to recognize revenue from existing or new projects until the end of several fiscal quarters. This may increase the volatility of our stock price.

If we are not able to develop or enhance our products in a timely manner, our revenues will suffer.
Due to the nature of development efforts in general, we can experience delays in the introduction of new or improved products beyond our original projected shipping date for such products. Historically, when these delays have occurred, we experienced an increase in our development costs and a delay in our ability to generate revenues from these new products. In addition, such delays could cause us to incur penalties if our deliveries are delayed, could otherwise impair our relationship with any of our customers that were relying on the timely delivery of our products in order to complete their own products or projects, or could cause the customer to cancel orders or to seek alternate sources of supply or other remedies. Any delay in the introduction of new products could impact future revenue targets or forecasts.
We are sometimes required to modify our products to meet local rules and regulations. We may not be able to increase the price of such products to reflect the costs of such modifications, given competitive markets. In addition, given the long-term nature of development activities, we may be required to undertake such modifications prior to receiving firm commitments or orders from our customers. In either of these or other similar scenarios, we may not be able to recover our costs attributable to required product modifications.
We intend to expand our development activities, which will expose us to risks, such as protection of intellectual property, investment risk, and labor costs and other matters. We could also be adversely affected by delays or cost increases experienced by third parties that are developing products on our behalf.
If we do not develop and maintain adequate distribution channels, our revenues will be harmed.
The market for our products is new and unproven, and we cannot rely solely on our existing distributors to sell our products. Therefore, we are focused on expanding our distribution channel to include new distributors in order to generate revenue from product sales. We expect that the distribution channel for our products will be dispersed and it is difficult to predict how long it will take and how costly it will be to develop. We may not be successful in developing and maintaining adequate distribution channels within our expected timeframe and cost expectations, if at all. In addition, if any of our new or existing distributor partners fail to dedicate sufficient resources to market and sell our products, our revenues would suffer. Furthermore, if our existing distributor partners were to significantly reduce their inventory levels for our products, we could expect a decrease in service levels to our end-use customers.
Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our operating results and financial condition.

We plan to seek to grow our business by acquiring or investing in other businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. If we acquire businesses, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities, use of our existing cash reserves or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.
Sales of our products may fail to meet our financial targets, which would negatively impact our results of operations and expected return on investment in the IIoT market.
We have invested and intend to continue to invest significant resources in the development and sales of products in the emerging IIoT market. If we are unable to receive orders for, ship, and recognize revenue for our products in a timely manner, and in the quantities and at prices in line with our targets, our financial results will be harmed. Our long-term financial goals include expectations for a return on these investments, but we may or may not ever realize any return whatsoever on this investment of resources. Our market share in our existing building automation business has reduced due to increased competition, reduced levels of investment in our LONWORKS product line, and pricing pressures faced around the world.
In order to achieve our financial targets, we must meet the following objectives:

•	Achieve acceptance of our products in the IIoT market;

•	Achieve acceptance of our products in our target markets in order to increase our revenues; and

•	Manage our operating expenses to a reasonable percentage of revenues.

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
In addition, many of our IIoT competitors are dedicated to promoting closed or proprietary systems, technologies, software and network protocols or product standards that differ from or are incompatible with ours. We also face strong competition from large trade associations that promote alternative technologies and standards for particular vertical applications or for use in specific countries. These include BACnet, DALI, and KNX in the buildings market; DeviceNet, HART, and ProfiBus in the industrial controls market; TCN in the rail transportation market; and Echonet, ZigBee, and Z-Wave in the home control markets.
The ability of our products to interoperate with multiple standards is important to our success. Our technologies, protocols, or standards may not be successful or we may not be able to compete with new or enhanced products or standards introduced by our IIoT product line competitors, which would have a material adverse effect on our revenues, results of operations, and financial condition.
Our business depends on the Internet and its continued access and development.
The growth of our business depends on the continued development of the Internet, particularly the technology and products required to connect every day devices to the Internet, expanding and enabling the IIoT market opportunities. Any global or domestic economic slowdown or general economic uncertainty may impact spending on the Internet and its infrastructure, which may have a material adverse effect on our revenue. While the operation of many of our IIoT products relies on functional Internet communications, we do not control the future performance of Internet communications. As a result, it is difficult to quantify the impact of any future security or performance problems associated with the Internet on our products and revenues.
Access to the Internet also remains a key component of the IIoT market. State, federal and foreign regulators could adopt laws and regulations that impose additional burdens on companies that conduct business over the Internet. The growth and development of the market for online services may prompt calls for more stringent consumer protection laws or laws that may inhibit the use of Internet-based communications or the information contained in these communications. The adoption of any additional laws or regulations may impact the growth of the IIoT market. Any new legislation or regulations, application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or application of existing laws and regulations to the IIoT and other related services could increase our costs and harm our growth.

If our IIoT solutions become subject to cyber-attacks, or if public perception is that they are vulnerable to cyber-attacks, our reputation and business would suffer.

We have designed our IIoT products and solutions products to interoperate with other third party products and systems.  Although we attempt to safeguard our products and solutions from cybersecurity threats, the potential for cyber security attacks continues to evolve in scope and frequency.

Advances in and expanding availability of technical tools to enable cybersecurity attacks, and increasing sophistication of the threats, deepen the risk of potential security failures.  This risk expands as new protocols and devices are implemented into our products and systems, and as customer requirements evolve.  Should our products or solutions, or the combination of our products into third party systems, fail to prevent or be unable to withstand any such threats or cyber-attacks, or if our partners or customers fail to safeguard the technologies, products or the systems with adequate security policies or otherwise, our business and reputation may be harmed.

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
Our success in the IIoT market will depend in part on the availability of online services and Internet connections to facilitate data transmission.  In most instances, these services will be provided by third parties and will be outside of our control.  For example, many of our customers rely on the capacity, reliability and security of wireless networks owned and controlled by third parties to use our IIoT products. However, the price of access and operational integrity of online services, wireless networks and Internet connections are beyond our control. As a result, it may be difficult to identify the source of problems if they occur. Even when we are not responsible for connectivity or other problems, users of our products may attribute the problem to us. This could diminish our brand and harm our business, divert the attention of our technical personnel from our product development efforts or cause significant customer relations problems.

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

We have designed our IIoT products and solutions products to interoperate with other third party products and systems.  Although we attempt to safeguard our products and solutions from cybersecurity threats, the potential for cyber security attacks continues to evolve in scope and frequency.
We are dependent on our outsourcing arrangements and manufacturing relationships.

We are dependent on third-party providers for the manufacturing of most of our products requiring assembly. We also rely on third parties for portions of our development activities. Many of these third-party providers are located in markets that are subject to political risk, intellectual property misappropriation, corruption, infrastructure problems and natural disasters in addition to country specific privacy and data security risks, given current legal and regulatory environments. The failure of these service providers to meet their obligations and adequately deploy business continuity plans in the event of a crisis and/or the development of significant disagreements, natural or man-made disasters or other factors that materially disrupt our ongoing relationship with these providers could negatively affect our operations.

Because we depend on a limited number of key suppliers and in certain cases, a sole supplier, the failure of any key supplier to produce timely and compliant products could result in a failure to ship products, or could subject us to higher prices, which would harm our results of operations and financial position.

Our future success will depend significantly on our ability to timely manufacture our products cost effectively, in sufficient volumes, and in accordance with quality standards. For most of our products requiring assembly, we rely on a limited number of contract electronic manufacturers (CEMs), principally Bel-Fuse (formerly TYCO). These CEMs procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks, including reduced control over quality, costs, delivery schedules, availability of materials, components, finished products, and manufacturing yields. For example, an extended delay in the supply of a key component could disrupt the manufacturing of our products. Any such interruption in the supply of key components could therefore have a material adverse effect on our customer relationships and revenues. As a result of these and other risks, our CEMs could demand price increases for manufacturing our products. The Bel- Fuse factories, where our products are manufactured, are located in China. The Chinese government maintains programs, whereby labor rates for the manufacture of our products will increase over time. In addition, our agreements with our CEMs make us responsible for components and subassemblies purchased by the CEMs when based on our forecasts or purchase orders. Accordingly, we will be at risk for any excess and obsolete inventory purchased by our CEMs. Lastly, CEMs can experience turnover, instability, and lapses in manufacturing or component quality, exposing us to additional risks as well as missed commitments to our customers.
We also maintain manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products. Cypress Semiconductor is the sole licensee, manufacturer and distributor for the Cypress Neuron, which is an important part of the LONWORKS portfolio. As a result, we or our customers may experience longer lead times and higher pricing for these parts, which could result in reduced orders for our products from these same customers. In addition, Cypress Semiconductor could decide to reduce or cease production of the Neuron chip in the future, at any time, with or without advance notice to us.
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
We may also elect to change any of these key suppliers. As part of such a transition, we may be required to purchase certain raw material and in-process inventory from the existing supplier and resell it to the new source. In addition, if any of our key suppliers were to stop manufacturing our products or supplying us with our key components, it could be expensive and time consuming to find a replacement. Also, as our business grows, we will be required to expand our business with our key suppliers or find additional sources of supply. There is no guarantee that we would be able to find acceptable alternative or additional sources. Additional risks that we face if we must transition between CEMs include:

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
We will likely incur additional costs in connection with the sale of our interest in the Holley Metering joint venture.
As a result of the sale of our Grid business, we have decided to sell our interest in our joint venture in Hangzhou, China with Holley Metering, a Chinese company with which we had been developing smart energy products for the Chinese market, as well as certain products for the rest of the world. This process will result in costs, the full amount of which is uncertain at this time, but that will negatively impact our cash flow.
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

This uncertainty about future economic and political conditions continues to make it difficult for us to forecast operating results and to make decisions about future investments. We continue to see the effects of the tentative economy on our IIoT revenues.

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

Following the sale of our Grid business, we currently expect that our combined cash, cash equivalent, and short-term investment balances will decline as we implement our long-term strategic focus on the IIoT business.
As our cash balances decline, customers or potential customers may become less interested in doing business with our company, or we may not satisfy the financial criteria they have established for their suppliers. In addition, from time to time we may also decide to use a portion of our cash balances to settle alleged warranty issues that may arise with our customers or¸ as noted in the section regarding Legal Actions, in connection with litigation. We may do so even if we do not believe we have liability to our customers or in connection with such litigation, in order to limit our risk, reduce outlays to third party providers, and for administrative convenience. In the future, to the extent that our revenues grow or as we may determine necessary to maintain adequate supply levels, we may experience higher levels of inventory and accounts receivable, which will also use our cash balances. In addition, to the extent we plan to make alternate uses of our facilities, we may incur additional cash expenditures. In addition, we may use our cash reserves to strategically acquire or invest in other companies, products, or technologies that are complementary to our business. Lastly, our combined cash, cash equivalents, and short-term investment balances could be negatively affected by the various risks and uncertainties that we face, especially in light of our focus on the nascent and emerging IIoT things market, and any changes in our planned cash outlay could negatively affect our existing cash reserves.

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
Many of our products and the industries in which they are used are subject to U.S. and foreign regulation. In addition, the markets for our IIoT products may experience a movement towards standards based protocols driven by governmental action, such as those being considered in the U.S. by NIST and in Europe by those related to the EU 441 mandate. To the extent that we do not adopt such protocols or do not succeed in achieving adoption of our own protocols as standards or de facto standards, sales of our IIoT products may be adversely affected. Moreover, even if our own protocols are adopted as standards, we run the risk that we could lose business to competing implementations.

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
Our products are manufactured with highly complex electronic components and may, as a result, contain or may be alleged to contain errors or failures, including those relating to actual or potential security breaches. In addition, our customers or their installation partners may improperly install or implement our products, which could delay completion of a deployment or hinder our ability to win a subsequent award. Furthermore, because of the low cost and interoperable nature of our IIoT products, LONWORKS technology could be used in a manner for which it was not intended.
Even if we determine that an alleged error or failure in our products does not exist, we may incur significant expense and shipments and revenue may be delayed while we analyze the alleged error or failure. If errors or failures are found in our products, we may not be able to successfully correct them in a timely manner, or at all, and our reputation may suffer. Such errors or failures could delay our product shipments and divert our engineering resources while we attempt to correct them. In addition, we could decide to extend the warranty period, or incur other costs outside of our normal warranty coverage, to help address any known errors or failures in our products and mitigate the impact on our customers. For example, we could decide to replace defective products at a cost that is significantly higher than the value of the original products. This could delay our revenues and increase our expenses.
To address these issues, the agreements we maintain with our customers may contain provisions intended to limit our exposure to potential errors and omissions claims as well as any liabilities arising from them. However, our customer contracts may not effectively protect us against the liabilities and expenses associated with errors or failures attributable to our products.
Defects in our products may also cause us to be liable for losses in the event of property damage, harm or death to persons, claims against our directors or officers, and the like. For example, our automated smart outdoor lighting products operate in a variety of settings under diverse conditions that may present the risk of product failure, which could subject us to liability. For instance, a failure of our automated smart lighting product used by a customer to enhance security could subject us to liability in the event of unlawful activity by third parties. Moreover, our IIoT products may present risks beyond our control such as operational misuse that could ultimately subject us to liability. Such liabilities could harm our reputation, expose our company to liability, and adversely affect our operating results and financial position.
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
We only recognize revenue when we believe collectability is reasonably assured. However, only a relatively small percentage of our outstanding accounts receivables are covered by collateral, credit insurance, or acceptable third-party guarantees. In addition, our standard terms and conditions require payment within a specified number of days following shipment of product, or in some cases, after the customer’s acceptance of our products. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. Additionally, when one of our resellers makes a sale to a utility, we face further credit risk, and we may defer revenue, due to the fact that the reseller may not be able to pay us until it receives payment from the utility. This risk could become more magnified during a particular fiscal period if the resellers facing credit issues represent a significant portion of our accounts receivable during that period. As economic conditions change and worsen, certain of our direct or indirect customers may face liquidity concerns and may be unable to satisfy their payment obligations to us or our resellers on a timely basis or at all, which would have a material adverse effect on our financial condition and results of operations. This risk is heightened in the event a limited number of our customers become a large source of our revenues and accounts receivable. As a result of our uncertain customer base and the nascent markets in which we operate, this risk is hard to quantify at the present time.
We could be materially and adversely affected if it is determined that the book value of goodwill is higher than fair value.
Our balance sheet includes an amount designated as “goodwill” that represents a portion of our assets and our stockholders’ equity. In accordance with accounting guidance, the amortization of goodwill has been replaced with an “impairment test,” which requires that we compare the fair value of goodwill to its book value at least annually and more frequently if circumstances indicate a possible impairment. We have in the past (including in connection with our decision to exit the Grid business), and may in the future, determine that our goodwill has become impaired. If we determine at any time in the future that the book value of goodwill is higher than fair value then the difference must be written-off and taken as a charge against earnings, which could materially and adversely affect our reported results of operations.
We have limited ability to protect our intellectual property rights.
Our success depends significantly upon our intellectual property rights, which can vary significantly from jurisdiction to jurisdiction. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect these intellectual property rights, all of which afford only limited protection, particularly in those countries that lack robust or accessible enforcement mechanisms. For example, we have in the past and may in the future form joint ventures with foreign companies, including those in China, where intellectual property mechanisms are generally less stringent than those found in the U.S. We have also outsourced certain development activities to third parties. If any of our patents fail to protect our technology, or if we do not obtain patents in certain countries, our competitors may find it easier to offer equivalent or superior technology. In addition, our trade secrets or other intellectual property that we license to third parties could be used improperly or otherwise in violation of the license terms.
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
We have operations located in seven countries and our products are sold in many more countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 81%, 75% and 63%, of our total revenues for the years ended December 31, 2013, 2012, and 2011, respectively. Although we have sold our Grid business, we expect that international sales will continue to constitute a significant portion of our total net revenues. Given our high dependency on sales of our products into Europe, the ongoing escalation in the financial crisis in that region could adversely affect our financial results significantly.
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
With respect to the relatively minimal amount of our revenues generated in foreign currencies, our historical foreign currency exposure has been related primarily to the Japanese Yen and has not been material to our consolidated results of operations. However, we will face increased exposure to foreign currency risk if, in the future, our foreign customers require us to price our products in a local currency.
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
Our quarterly and annual results have varied significantly from period to period, and we have sometimes failed to meet securities analysts’ expectations. Moreover, we have a history of losses and cannot assure you that we will achieve sustained profitability in the future. Our future operating results will depend on many factors, many of which are outside of our control, including the following:

•	orders may be cancelled;

•	the mix of products and services that we sell may change to a less profitable mix;

•	shipment, payment schedules, and product acceptance may be delayed;

•	our products may not be purchased by OEMs, systems integrators, service providers and end-users at the levels we project;

•	our ability to develop products that comply with future regulations and trade association guidelines;

•
the revenue recognition rules relating to certain of our products could require us to defer some or all of the revenue associated with product shipments until certain conditions, such as delivery and acceptance criteria for our software and/or hardware products, are met in a future period;

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
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at September 30, 2014 and December 31, 2013, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at September 30, 2014, and December 31, 2013, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1- July 31	928	$2.34	—	—
August 1- August 31	56,636	$2.04	—	—
September 1- September 30	3,789	$2.23	—	—
Total	61,353	$2.06	—	—

(1)	Shares purchased represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

ECHELON CORPORATION
Date:	November 10, 2014	By:	/s/ William R. Slakey
William R. Slakey Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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