Form 10-K
period 2014-12-31
ECHELON CORP
filed 2015-03-12
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, there were 43,539,948 shares of the registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the per share closing sale price of $2.43 of such shares on the Nasdaq Global Market on June 30, 2014) was approximately $86.3 million. Shares of the registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 As of February 28, 2015, 43,989,415 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2015 (Proxy Statement)	Part III

ECHELON CORPORATION
FORM 10‑K
FOR THE YEAR ENDED DECEMBER 31, 2014

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

General

Echelon Corporation is a pioneer in developing open-standard control networking platforms and delivers elements necessary to design, install, monitor and control highly reliable, scalable and secure communities of devices. Echelon's vision is one of low-cost monitoring and control technology in every industrial electrical device in the world and complete vertical solutions in the fastest growing market segments. With more than 110 million Echelon-powered devices shipped worldwide, Echelon helps its customers migrate existing legacy devices, and bring new devices and applications into a growing global Industrial Internet.

In 2014 the “Internet of Things” (IoT) market opportunity became increasingly apparent. The IoT refers to a network of physical objects, each containing a unique network address, that interact with each other to share information and take action. IoT networks can run a variety of languages, or protocols, and be connected via wired or wireless links. The IoT can be further segmented into the Human Internet of Things (HIoT) and the Industrial Internet of Things (IIoT); the latter is the market Echelon is focused on.

The IIoT refers to communities of rules-based, self-directed devices that reside in commercial or industrial environments and operate with little to no human interaction. Because of the harsh nature of these environments (e.g., extreme temperature, vibration, noise, humidity, dust) where connectivity can be intermittent, and because industrial applications demand high reliability, IIoT devices need to be more robust than consumer-oriented HIoT devices. Specialized requirements of the IIoT include no-compromise controls, proven reliability, and hardened security. In addition, IIoT devices must be able to interact autonomously and function when disconnected from the Internet or a local access point. The IIoT will incorporate decades of existing and in-service infrastructure - deployed mechanical and digital vertical solutions ready to be connected. When these solutions are connected, they generally communicate with protocols developed many years ago, and often dedicated to specific applications.

In October 2013 Echelon introduced its IzoT™ platform - purpose-built for the IIoT. The IzoT platform allows control networking to be done using Internet Protocol ("IP") all the way to the end device. IzoT software can run on any processor in an environment providing UDP/IP socket connectivity; it allows a single device to be brought to market as a LONWORKS®, BACnet®, or other protocol-supporting device; and it can be used with any underlying wired or wireless communications link, such as Ethernet, RS-485, Wi-Fi, 15.4, or Echelon’s free topology (FT) standard. The IzoT platform provides a smooth migration path for legacy devices to the IIoT and ensures compatibility with new or modern devices connecting to the network. In June 2014 Echelon began sampling the IzoT platform with evaluation kits, software, chips, modules, and routers.

Both LONWORKS and the IzoT control networking platform consist of three tiers of elements: a device tier, a control node tier, and an enterprise tier. At the device tier, industrial devices such as load controllers, lighting ballasts, meters, and thermostats, embed our free topology (FT) or power line (PL) smart transceivers, enabling them to act as peers working together to collect data and take cooperative action. For example, Echelon’s headquarters buildings in San Jose have lighting and heating ventilation and air conditioning (HVAC) devices that communicate together over a twisted-pair network using Echelon's FT transceivers. These devices are managed by control nodes, in this case Echelon's Smart Servers. When these control nodes receive information from our local utility that requires us to shed electrical load, this information is published across the twisted-pair network. The devices on the network then work together to reduce energy consumption while preserving a safe and comfortable work environment.

At the control node tier, various control technologies and protocols are unified and supervised so that local decisions can be made at or near the devices themselves. An example of a control node is our SmartServer. In general, devices and control nodes communicate using control protocols such as LONWORKS technology (ISO/EN 14908), BACnet, and Open Smart Grid Protocol (OSGP). OSGP is a family of standards published by the European Telecommunications Standards Institute (ETSI) that are optimized for smart grid applications used in conjunction with LONWORKS technology.

At the enterprise tier we tie the control nodes to enterprise information technology (IT) solutions, so business rules can be provided to the control system and operational data can be archived for later analysis. Our LONWORKS Control Network Software (LNS) is an example of an enterprise-layer product. Control nodes communicate with enterprise tier solutions using Internet protocols such as TCP/IP and web services.

In 2013, Echelon was structured around two divisions; IoT and Grid. Because of the growing market opportunity in the IIoT, and large ongoing investments required by the Grid division, in August 2014, Echelon announced a definitive agreement to sell its Grid operations to S&T AG ("S&T"), a publicly traded European IT systems provider with an existing focus on smart energy products and services. We completed the sale of the Grid division on September 30, 2014. This decision represented a significant step in Echelon’s long-term strategy to focus on the Industrial Internet of Things market.

During this same time period, Echelon expanded its’ outdoor lighting control offering through the acquisition of Lumewave Inc., a wireless outdoor lighting control system provider with a track record selling its solution to U.S. municipalities, universities, medical facilities and enterprises. The Lumewave products, which include individual lighting controllers, motion sensors, gateways, and management and maintenance software, have since been incorporated into Echelon’s product portfolio along with the established Lumewave sales channels in North America.

Echelon offers, directly and through its partners worldwide, a wide range of products and services for the IIoT market. These represent horizontal embedded control platforms, such as LONWORKS and IzoT, which include components, control nodes and development software, and which are sold typically to Original Equipment Manufacturers (OEMs), along with complete solutions for the lighting market. This model allows Echelon to address a broad range of applications, market segments, geographies and regulatory environments and allows our customers to balance time-to-market and cost requirements.

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

Market Overview

Just as mainframe networking evolved to workgroup networking, which gave way to the corporate and consumer Internet, the IIoT represents a next big wave in technology. This market opportunity is driven by the convergence of control systems for lighting, HVAC, security, manufacturing, and more. The customers for IIoT products are themselves competing in hyper-competitive environments that prize and need lower costs, differentiated offerings, improved customer service, ubiquitous connectivity, and near-infinite analytic capabilities. The IIoT will unlock improvements in life quality, efficiency, safety, and more. Market analysts, such as those at IHS, Inc., project that the world market for Internet-connected devices will reach 50 billion by 2025, with the Industrial segment representing the majority share of these devices.

IIoT products have long product lives and must operate under extreme conditions. They must also be secure to prevent unauthorized access and abuse that could cause environmental hazards or life-threatening situations. New systems running modern Information Technology protocols, such as IP, must interoperate with systems running mature Operational Technology protocols such as LONWORKS, BacNet and Modbus. Echelon’s control networking technology is purpose-built for industrial environments such as building automation, lighting and transportation.

Echelon's platforms, both LONWORKS and IzoT, enable OEMs to create building automation, lighting control, elevator control, and access control applications for smart buildings. Buildings around the world use our technology to provide a comfortable, safe, and productive environment, all while reducing energy consumption. Our technology enables interoperability among products and among the various building automation systems. As a result, a building owner or integrator can maintain an open procurement and vendor-independent environment, thereby reducing life-cycle costs.

Echelon’s building automation product portfolio includes:

•	Smart Transceivers: Free-topology twisted-pair smart transceivers that can be embedded into building automation devices such as sensors, thermostats, motion detectors, air handlers, and chillers.

•	IzoT Stack Software: Embedded control and communications software that can be run on any processor to implement an intelligent device.

•
IzoT Wired and Wireless Evaluation Kits (EVKs): Complete hardware and software platforms for creating or evaluating LONWORKS and IzoT devices based on the Series 6000 Smart Transceivers and Neuron® Processors.

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

•
LNS and OpenLNS Operating System: Development and integration tools allowing building owners to change service providers as needed and leverage competitive bidding because all the necessary information about the network is maintained in the building owner's LNS database. With a community of software developers at leading building automation system (BAS) manufacturers, hundreds of plug-ins have been developed to help installers more easily commission, configure, monitor, control, diagnose, or repair LONWORKS devices.

•	Third-Party Software: Third-party energy management or analytics software and apps are available for the SmartServer in hosted or server-based configurations.

Lighting, especially outdoor lighting, has been a key application for Echelon products and has been identified as one of the fastest growing market segments in the IIoT. Street, campus and commercial outdoor lights are important assets, providing safety and aesthetic value to their community. They also consume a significant amount of electricity - as much as 40% of a city's overall electricity budget. As a result, cities, campuses and commercial enterprises are responsible for a substantial portion of worldwide energy consumption and greenhouse gas production. Therefore, these entities are looking for ways to improve infrastructure to become more environmentally friendly, increase the quality of life for their residents, and reduce costs.

Echelon's complete solutions, platforms and platform components transform outdoor lights into intelligent, energy-efficient, remotely managed networks that deliver dependable lighting at lower cost than low-energy luminaires alone. Echelon technology enables the scheduling of lights on or off, the setting of dimming levels for individual or groups of lights, and intelligent lighting according to time of day, season, or weather conditions - all while reducing energy usage. In addition, controllable outdoor lighting is often the first step to a smarter city, with applications such as a bus lane control system or pollution monitoring subsequently added on top of the outdoor lighting network.

Echelon’s outdoor lighting product portfolio includes:

•
Smart Transceivers: Outdoor lighting manufacturers can embed our power-line smart transceivers into their outdoor light ballasts, drivers, and generators; or can use our transceivers to develop Outdoor Lighting Controllers that serve as add-on products for existing dimmable ballasts and drivers within a luminaire. These components enable command, control, and monitoring of each light. They communicate with our SmartServer segment controller over existing power lines.

•
Outdoor Lighting Controllers: In order to address the retrofit market and to reduce the time needed to develop and deploy intelligent luminaires, Echelon provides its own brand of outdoor lighting controllers. Echelon Outdoor Lighting Controllers support RF and PLC-based communications.

•	Motion Sensors: Echelon motion sensors work with outdoor lighting controllers to turn outdoor lighting fixtures on and off based on motion.

•
SmartServer Segment Controller: Our SmartServer Segment Controller is a controller and gateway for connecting outdoor lighting segments to a service center. The SmartServer provides rules for operation, invoking on/off time and sequencing, dimming time and percentage, and other functions.

•
PL/RF Bridge: Our PL/RF Bridge can be used to connect segments (groups) of outdoor lights to a SmartServer. The PL/RF Bridge uses a plug-and-play RF connection for simple, low-cost installation. Each virtual segment communicates with the SmartServer over existing power lines.

•	Wireless and Ethernet Gateways: These gateways provide network access for setup functions, administration and communications within the system.

•	Management Software: Manages the outdoor lighting network using the wireless control module and gateway for control and communication.

•
Third-Party Software: Third-party system software integrates with a city's enterprise applications and manages the outdoor lighting network using the SmartServer for control and communication. System software is available in hosted or server-based configurations.

Go-To-Market (Sales) Strategy

We sell our platform for the IIoT markets to buildings, lighting and industrial controls OEMs directly and through distribution worldwide. These efforts are supported with worldwide sales, application engineering, technical, and industry experts working in the U.S. as well as China, Hong Kong, Japan, South Korea, Germany, Italy, the Netherlands, and the United Kingdom. In outdoor lighting, in addition to selling our platform to lighting OEMs worldwide, in some geographies, we also offer a complete solution consisting of Echelon branded outdoor lighting controllers, segment controllers, gateways and software to end customers such as municipalities, cities, campuses and commercial enterprises through local system integration partners and channel representatives.

Echelon organizes its sales resources by region. Within a region, sales personnel work directly with large OEM customers such as Honeywell, Schneider, Siemens, Philips, Trane, and others. Sales personnel also work with distribution partners, regional manufacturers’ representatives, and regional system integrators.

Product Development

Our future success depends in large part on our ability to enhance existing products, reduce product cost, and develop new products that maintain technological competitiveness. We have made and intend to continue to make substantial investments in product development, while implementing strategies to reduce overall costs incurred for product development where appropriate.

Our strategy is to focus our product innovation efforts on unique areas where we can add value, and to partner aggressively in other technology areas. We focus on areas where we have leading technical expertise, including designing reliable silicon, software and vertical solutions for constrained environments; free topology communications and power-line communications; system architecture and protocols like LONWORKS and BACnet for supporting control networks; multiprotocol processing for control and enterprise networks; and interoperating with a range of other vendors' products. We partner with other companies that have specific skills outside our core expertise, such as low-cost technology or RF technologies. For example, in the case of RF, we work with partners who have 802.15 and WiFi silicon products to incorporate them into Echelon modules.

Our total expenses for product development were $9.5 million for 2014, $10.9 million for 2013, and $30.0 million for 2012 (which included costs associated with our Grid business). Included in these totals were stock-based compensation expenses of $(73,000), $156,000, and $2.3 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Marketing also focuses on making it easier for our sales teams and our partners to sell our solutions. We do this through a variety of demand generation and sales enablement activities such as webinars/seminars, lead-generation from our participation at industry exhibitions and conferences, and the production of focused selling tools such as sales playbooks, competitive analyses, and sales presentations and training. We also actively participate in LONMARK® International, an association directly focused on the adoption of our products.

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

Principal Customers

During the three years ended December 31, 2014, we had two customers that accounted for a significant portion of our revenues: Avnet Europe Comm VA (“Avnet”), the primary distributor of our IIoT products in Europe, and Enel Distribuzione Spa ("Enel"), an Italian utility company. For the years ended December 31, 2014, 2013, and 2012, the percentages of our revenues attributable to sales made to these customers were as follows:

	Year ended December 31,
	2014	2013	2012
Avnet	26.2%	26.6%	9.5%
Enel	7.7%	16.1%	4.5%
Total	33.9%	42.7%	14.0%

Geographic Information

We operate in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to our customers located in the respective region. Our long-lived assets include property and equipment, goodwill, purchased intangible assets such as purchased technology and customer and channel relationships, and deposits on our leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2014 and 2013, long-lived assets of approximately $15.6 million and $24.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.
We sell our products primarily in U.S. dollars to customers throughout the world. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Our international sales include both export sales and sales by international subsidiaries and accounted for 72.4% of our total revenues for 2014, 74.3% of our total revenues for 2013, and 75.4% of our total revenues for 2012. Summary revenue information by geography for the years ended December 31, 2014, 2013, and 2012 is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Americas	$12,754	$13,167	$35,466
EMEA	14,494	19,894	84,189
APJ	11,482	12,796	14,362
Total	$38,730	$45,857	$134,017

Revenues reported for 2012 include approximately $40.3 million related to our Grid business. Revenues for 2013 and 2014 do not include Grid related revenues, as those are included in discontinued operations in our Consolidated Statements of Operations in Part IV, Item 15 of this report.

Supply Chain

Our supply chain strategy uses manufacturing services from third parties where it reduces our costs and takes advantage of consolidated purchasing power. We limit our internal supply chain activities to quality inspection, system integration, custom configuration, testing, and order fulfillment. We maintain manufacturing agreements with Cypress Semiconductor related to the FT 3100 family of free topology transceivers. We also maintain manufacturing agreements with STMicroelectronics for production of our PL 3100 power-line transceivers, and with Open-Silicon, Inc. for production of our Neuron 5000 microcontroller and the FT 5000 free topology receiver.

For most of our products requiring assembly, we use third-party contract electronic manufacturers (CEMs), including Bel-Fuse (formerly TYCO). These CEMs procure material and assemble, test, and inspect the final products to our specifications.

Working Capital

As of December 31, 2014, we had working capital, defined as current assets less current liabilities, of $40.3 million, which was a decrease of approximately $16.8 million compared to working capital of $57.1 million as of December 31, 2013.

Competition

We believe the markets for our products are competitive and becoming more competitive in terms of pricing, product features, and distribution. In each of our markets, our competitors include both small companies as well as some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners.

Our key competitors include established companies such as Cree Inc., Digi International, General Electric, LED Roadway Lighting, Maxim Integrated Products, Phillips, Siemens, Silver Springs Networks, STMicroelectronics, Texas Instruments, and Tridium. We also see competition from embedded control companies like Freescale Semiconductor and Intel Corporation. In addition, the market has attracted and will continue to attract well-funded, venture-backed start-up companies. Key industry standard and trade group competitors include BACnet, Konnex, DALI, DeviceNet, HART, Profibus, ZigBee, and the ZWave Alliance.

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

Additionally, while our product implementations are proprietary to Echelon and are often protected by unique, patented processes, key technologies such as LONWORKS and IzoT are open, meaning that many of our basic control networking patents are broadly licensed without royalties or license fees. For instance, all of the network management commands required to develop software that competes with our LNS software are published. As a result, our customers are capable of developing hardware and software solutions that compete with many of our products.

Government Regulation

Many of our products and the markets and industries in which they are used are subject to U.S. and foreign regulation as well as local, industry-specific codes and requirements. For example, the power-line medium, which is the communications medium used by some of our products, is subject to special regulations in North America, Europe, and Japan. In general, these regulations limit the ability of companies to use power lines as a communication medium. In addition, some of our competitors have attempted to use regulatory actions to reduce the market opportunity for our products or to increase the market opportunity for their own products. We have resisted these efforts and will continue to oppose competitors' efforts to use regulation to impede competition in the markets for our products. Our business might also be affected by other regulatory factors, including public utility commission or similar approvals and government mandates. This could lead to an extension of the sales cycle or even cancellation of a customer's order.

In addition, the market for our products might experience a movement toward standards-based protocols driven by governmental action. To the extent that we do not adopt such protocols or do not succeed in achieving adoption of other protocols we use as standards or de facto standards, sales of our products might be adversely affected. The adoption of voluntary standards or the passage of governmental regulations that are incompatible with our products or technology could limit the market opportunity for our products, which could harm our revenues, results of operations, and financial condition.

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

Employees
As of February 28, 2015, we had 106 employees worldwide, of which 32 were in product development, 30 were in sales and marketing, 22 were in general and administrative, 18 were in operations, and 4 were in customer support and training. About 69 employees are located at our headquarters in California and 9 employees are located in other offices throughout the United States. Our remaining employees are located in eleven countries worldwide, with the largest concentrations in China, Hong Kong, the Netherlands, and the United Kingdom. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe relations with our employees are good.
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
Executive Officers of the Registrant
Ronald Sege, age 57, has been our President and Chief Executive Officer and a member of our board of directors since August 2010. He has been Chairman of the Board of Directors since October 2011. Prior to joining Echelon, he was President and Chief Operating Officer of 3Com Corporation from 2008 to 2010. He held the position of President and CEO of Tropos Networks from 2004 to 2008, and was the President and CEO of Ellacoya Networks from 2001 to 2004. Earlier in Mr. Sege's career, he was Executive Vice President at Lycos from 1998 to 2001 and he spent 10 years at 3Com holding various Executive Vice President and Vice President positions. Mr. Sege received his B.A. in Economics from Pomona College and earned an M.B.A. from the Harvard Business School.

William R. Slakey, age 56, has been our Executive Vice President & Chief Financial Officer since November 2011. Mr. Slakey joined our company from LiveOps Inc., where he served as Chief Financial Officer. He has also held the position of Chief Financial Officer at Extreme Networks and Handspring, Inc., as well as at several private companies including SnapTrack and Tropos Networks. Previously, Mr. Slakey held senior finance and investor relations positions at 3Com and Apple. Mr. Slakey holds a B.A. in Economics from the University of California, Berkeley and an M.B.A. from the Harvard Business School.
Alicia Jayne Moore, age 55, has been our Senior Vice President and General Counsel since July 15, 2013. Prior to joining our company, Ms. Moore provided strategic legal and business consulting services to several public and private companies and foundations from 2008 to 2013. Prior to that, Ms. Moore was the Vice President, Corporate Business Development, General Counsel and Secretary for Extreme Networks, Inc.  She also served as General Counsel for AristaSoft, Inc. and Adaptec, Inc.  Ms. Moore practiced law as an associate in the law firms of Coudert Brothers, LLP and Ware & Friedenrich, LLP (now DLA Piper). Ms. Moore received an A.B degree in International Relations from Stanford University, and her law degree from U.C.L.A. School of Law.

Christopher R. Dingley, age 55, has been our Vice President Global Sales since March, 2014.  Prior to joining Echelon, Chris served as Senior Vice President of Worldwide Sales at Econais Inc, a provider of wireless modules, and as Executive Vice President of World Wide Sales at Exar Corp, a provider of analog and mixed signal semiconductors. From 1997 to 2011, Mr. Dingley held senior sales and distribution management positions at Micrel Semiconductor, including Vice President of Worldwide Sales.  Mr. Dingley received a B.S in Marketing and and A.S in Electronics Engineering Technology from Arizona State University.

Sohrab Modi, age 54, has been our Chief Technology Officer since September, 2014.  Prior to joining our company Mr. Modi was Vice President and Chief Technology Officer at FutureWei, a division of Huawei. From 1999 to 2008, Mr. Modi held senior Engineering and General Management positions at Sun Microsystems, including Vice President in the Chief Technology Office. Previously, Mr. Modi held engineering management roles at Novell.  Mr. Modi holds a B.S. degree in Physics from the University of Mumbai and an M.S. degree in Computer Science from the Rochester Institute of Technology.
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
On September 30, 2014, we sold our Grid business, which accounted for a substantial percentage of our overall revenues. As a result, our revenues have decreased. Now that we have exited the Grid business, we are solely dependent on our IIoT business for revenue growth and profitability. See “There can be no guarantee that the IIoT market will develop as expected, or that we will be successful in pursuing opportunities in this market” for additional information on the risks associated with the IIoT market. There is no guarantee that the revenues will return to previous levels in the short term, if at all, or that they will reach the level necessary to achieve positive cash flow on an on-going basis.
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

We currently intend to devote significant effort and resources to leverage our technology and develop and launch our platform to customers within the IIoT market. The IIoT market is an emerging, evolving and dynamic area with many potential players and undefined market opportunities. Our efforts to capitalize on these opportunities may not be successful in the near term, or at all. In addition, the process of developing new products involves considerable risk and uncertainty, including:

•
the risk of competition and emerging technologies (see “If we do not develop and maintain adequate distribution channels, our revenues will be harmed” for additional information on the risks associated with competing for market share); and

•
the risk that we will not be able to develop adequate sales channels for new products and services (see “Our IIoT revenues may not meet expectations, which could cause volatility in the price of our stock” for additional information on the risks associated with establishing new sales channels);

•
the risk that our products will not perform adequately due to defect or misuse by customers (see “Liabilities resulting from defects in or misuse of our products, whether or not covered by insurance, may delay our revenues and increase our liabilities and expenses” for additional information on the risks associated with defective or misused products);

•
the risk that our supply chain for components is unable to meet our demand (see “Because we depend on a limited number of key suppliers and in certain cases, a sole supplier, the failure of any key supplier to produce timely and compliant products could result in a failure to ship products, or could subject us to higher prices, which would harm our results of operations and financial position” for additional information on the risks associated with manufacturing).

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

The principal competitive factors that affect the markets for our products include the following:

•	our ability to anticipate changes in customer or regulatory requirements and to develop, or improve our products to meet these requirements in a timely manner;

•	the price and features of our products such as adaptability, scalability, functionality, ease of use, and the ability to integrate with other products;

•	our product reputation, quality, performance, and conformance with established industry standards;

•	our ability to expand our product line to address our customers’ requirements;

•	our ability to effectively manage and expand our distribution channels to address new markets for current and future products;

•	our ability to meet a customer’s required delivery schedules;

•	a customer’s willingness to do business with us because of our size and perceived concerns regarding our liquidity and financial strength relative to our competitors;

•	the risk of industry consolidation, which is particularly high in emerging markets such as the IIoT;

•	our customer service and support;

•	warranties, indemnities, and other contractual terms; and

•	customer relationships and market awareness.

Competitors for our IIoT products include some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. Key company competitors include companies such as Cree Inc., Digi International, General Electric, LED Roadway Lighting, Maxim Integrated Products, Philips, Siemens, Silver Spring Networks, STMicroelectronics, Texas Instruments, and Tridium. Key industry standard and trade group competitors include BACnet, DALI, DeviceNet, HART, Konnex, Profibus, ZigBee, and the ZWave Alliance in the IIoT market. Each of these standards and/or alliances is backed by one or more competitors. For example, the ZigBee alliance includes over 300 member companies with promoter members, such as Ember, Emerson, Freescale, Kroger, Landis+Gyr (a subsidiary of Toshiba), Philips, Reliant Energy, Schneider Electric, STMicroelectronics, Tendril, and Texas Instruments. Additionally, because we are operating in an emerging market, it is likely that additional competitors will surface rapidly.
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

In order to achieve our financial targets, we must meet the following objectives:

•	Achieve acceptance of our products in the IIoT market;

•	Achieve acceptance of our products in our target markets in order to increase our revenues;

•	Manage our operating expenses to a reasonable percentage of revenues; and

•	Manage our cash resources prudently.

Even if we meet these objectives, there can be no assurance that we will meet our overall financial targets and objectives.
Even though we have decreased our operating expenses as a result of selling our Grid business, a significant portion of our operating expenses are fixed. Therefore, if we cannot achieve our revenue targets, our use of cash balances would increase, our losses would increase, and/or we would be required to take additional actions necessary to reduce expenses. We cannot assure you that we will meet any or all of these objectives to the extent necessary to achieve our financial goals and, if we fail to achieve our goals, our results of operations are likely to be harmed.
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
The ability of our products to interoperate with multiple standards is important to our success. Our technologies, protocols, or standards may not be successful or we may decide not to invest our resources at the levels required in order to compete with new or enhanced products or standards introduced by our IIoT product line competitors, which would have a material adverse effect on our revenues, results of operations, and financial condition.
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
Access to the Internet also remains a key component of the IIoT market. State, federal and foreign regulators could adopt laws and regulations that impose additional burdens on companies that conduct business over the Internet. The growth and development of the market for online services may prompt calls for more stringent consumer protection laws or laws that may inhibit the use of Internet-based communications or the information contained in these communications. The adoption of any additional laws or regulations may impact the growth of the IIoT market. Any new legislation or regulations, application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or application of existing laws and regulations to the IIoT and other related services could increase our costs and harm our growth. In particular, there is increasing focus on privacy and data security regulations applicable to the IoT. For example, the Federal Trade Commission released a report on January 27, 2015 with recommendations for privacy and data security recommendations applicable to connected devices, objects and sensors. In addition, the EU intends to new, stricter standards around privacy and data security. We may be required to re-engineer our products and incur additional costs to comply with new regulations, any of which would negatively impact our business.

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
If we are unable to sublease some or all of the excess space at our corporate headquarters in San Jose, California, our cash flow will be negatively impacted.
We have a significant amount of excess capacity at our corporate headquarters in San Jose, California, and have been unable to find a subtenant to occupy the space. Although we are actively looking to sublease the excess space, there can be no guarantee we will be able to find a subtenant in the near term or at all. We remain obligated to pay rent on the unused space, which has had and will conitnue to have a negative impact on our cash flows, reducing the cash available to satisfy other operating expenses.
We will likely incur additional costs in connection with the sale of our interest in the Holley Metering joint venture.
As a result of the sale of our Grid business, we have decided to sell our interest in our joint venture in Hangzhou, China with Holley Metering ("Holley"), a Chinese company with which we had been developing smart energy products for the Chinese market, as well as certain products for the rest of the world. This process will result in costs, the full amount of which is uncertain at this time, but that will negatively impact our cash flow. If we are not successful in selling our interest to Holley, we may incur additional costs to close the joint venture.
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
Many of our products and the industries in which they are used are subject to U.S. and foreign regulation. In addition, the markets for our IIoT products may experience a movement towards standards based protocols driven by governmental action, such as those being considered in the U.S. by NIST . To the extent that we do not adopt such protocols or do not succeed in achieving adoption of our own protocols as standards or de facto standards, sales of our IIoT products may be adversely affected. Moreover, even if our own protocols are adopted as standards, we run the risk that we could lose business to competing implementations.

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
We manufacture and sell products incorporating electronic components that may contain materials that are subject to government regulation in the locations in which our products are manufactured and assembled, as well as the locations where we sell our products. Since we operate on a global basis, maintaining compliance with regulations concerning the materials used in our products is a complex process that requires continual monitoring of regulations and ongoing compliance procedures. For example, in 2012 the European Union issued recast regulations regarding the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment ("RoHS") and in 2014, the SEC rules requiring companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo (DRC) or an adjoining country (Rule for Disclosing Use of Conflict Minerals) also become effective. The adoption of any unanticipated new regulations that significantly impact the various components we use or require that we use more expensive components would have a material adverse impact on our business, financial condition and results of operations.
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
Our balance sheet includes an amount designated as “goodwill” that represents a portion of our assets and our stockholders’ equity. In accordance with accounting guidance, we are required to compare the fair value of goodwill to its book value at least annually and more frequently if circumstances indicate a possible impairment. We have in the past (including in connection with our decision to exit the Grid business), and may in the future, determine that our goodwill has become impaired. If we determine at any time in the future that the book value of goodwill is higher than fair value then the difference must be written-off and taken as a charge against earnings, which could materially and adversely affect our reported results of operations.
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
We have operations located in seven countries and our products are sold in many more countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 72%, 74% and 75%, of our total revenues for the years ended December 31, 2014, 2013, and 2012, respectively. Although we have sold our Grid business, we expect that international sales will continue to constitute a significant portion of our total net revenues. Given our high dependency on sales of our products into Europe, the ongoing escalation in the financial crisis in that region could adversely affect our financial results significantly.
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

Our quarterly and annual results have varied significantly from period to period, and we have sometimes failed to meet securities analysts’ expectations. Moreover, we have a history of losses and negative cash flow and cannot assure you that we will achieve sustained profitability in the future. Our future operating results will depend on many factors, many of which are outside of our control, including the following:

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

•	successful implementation of our new enterprise resource planning (ERP) system;

•	we may incur costs associated with any future business acquisitions; and

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
In June 2008, the building leases were amended, resulting in an extension of the lease term for both buildings through March 2020. The extended leases require minimum lease payments from June 2008 through March 2020 totaling approximately $48.9 million. For accounting purposes only, we are the “deemed owner” of these buildings. See Note 3 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further explanation of the accounting treatment for these leases.

In conjunction with the sale of our Grid division, we entered into a noncancelable sublease for a portion of our corporate headquarters facility with S&T. As of December 31, 2014, the minimum sublease rental payments S&T is required to make to us during the remaining 36 month term of the sublease total approximately $1.9 million.
We also lease office space for our employees in China, Germany, Hong Kong, Japan, the Netherlands, South Korea, and the United Kingdom. The leases for these offices expire at various dates through 2018.
As of December 31, 2014, the future minimum rental payments for all of our leased office space, including those for our corporate headquarters facilities, totaled approximately $23.7 million. For the year ended December 31, 2014, the aggregate rental expense for all leased office space (which does not include the rent expense for our corporate headquarters facility) was approximately $1.1 million.
We believe that our facilities will be adequate for at least the next 12 months. For additional information regarding our obligations under property leases, please see Note 11 of Notes to Consolidated Financial Statements included in Item 15 of Part IV of this Report.
ITEM 3. LEGAL PROCEEDINGS
For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 11 - Commitments and Contingencies, in Notes to the Consolidated Financial Statements in Item 15 of Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference.
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

	Price Range
Year ended December 31, 2014	High	Low
Fourth quarter	$2.18	$1.67
Third quarter	2.74	1.77
Second quarter	3.08	2.35
First quarter	4.18	2.12

Year ended December 31, 2013
Fourth quarter	$2.50	$2.01
Third quarter	2.59	1.99
Second quarter	2.70	2.07
First quarter	2.97	2.07

As of March 9, 2015, there were approximately 299 stockholders of record. Because brokers and other institutions hold many shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never paid dividends on our capital stock and do not currently expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.
Equity Compensation Plan Summary Information
For information on our equity compensation plans, please refer to Note 7 to our accompanying Consolidated Financial Statements.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fourth quarter of our fiscal year ended December 31, 2014.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index (which is comprised of those companies in the information technology sector of the S&P 500 Index). The graph assumes that $100 was invested in our common stock on December 31, 2009 and in the S&P 500 Index and the S&P 500 Information Technology Index. Historic stock price performance is not necessarily indicative of future stock performance.

	December 2009	December 2010	December 2011	December 2012	December 2013	December 2014
Echelon Corporation	100	88.15	42.13	21.19	18.60	14.71
S&P 500 Composite Index	100	115.06	117.49	136.30	180.44	205.14
S&P 500 Information Technology Index	100	110.19	112.85	129.57	166.41	199.89

Repurchase of Equity Securities by the Company
The following table provides information about the repurchase of our common stock during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31	939	$1.83	—	—
November 1 – November 30	4,697	$2.03	—	—
December 1 – December 31	—	$—	—	—
Total	5,636	$2.00	—	—
(1) Represents shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Revenues	$38,730	$45,857	$134,017	$156,487	$111,037
Cost of revenues	16,818	18,015	77,562	89,325	62,186
Gross profit	21,912	27,842	56,455	67,162	48,851
Operating expenses:
Product development	9,510	10,922	30,009	34,755	34,762
Sales and marketing	9,098	9,061	21,460	25,719	25,062
General and administrative	13,734	14,644	15,050	17,897	17,647
Loss on write down of property, equipment and other	4,409	—	—	—	—
Litigation charges	—	3,452	—	—	—
Restructuring charges	391	2,254	1,176	—	1,212
Total operating expenses	37,142	40,333	67,695	78,371	78,683
Loss from continuing operations	(15,230)	(12,491)	(11,240)	(11,209)	(29,832)
Interest and other income (expense), net	930	(702)	(362)	6	393
Interest expense on lease financing obligations	(1,100)	(1,235)	(1,360)	(1,468)	(1,572)
Loss from continuing operations before provision for income taxes	(15,400)	(14,428)	(12,962)	(12,671)	(31,011)
Income tax expense	211	311	219	329	301
Net loss from continuing operations	(15,611)	(14,739)	(13,181)	(13,000)	(31,312)
Net loss attributable to non-controlling interest	—	—	363	—	—
Net loss from continuing operations attributable to Echelon Corporation stockholders	$(15,611)	$(14,739)	$(12,818)	$(13,000)	$(31,312)
Net loss from discontinued operations, net of income taxes	(9,250)	(3,679)	—	—	—
Net loss from discontinued operations attributable to non-controlling interest	535	808	—	—	—
Net loss from discontinued operations attributable to Echelon Corporation stockholders	(8,715)	(2,871)	—	—	—
Net loss attributable to Echelon Corporation Stockholders	$(24,326)	$(17,610)	$(12,818)	$(13,000)	$(31,312)
Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(0.36)	$(0.34)	$(0.30)	$(0.31)	$(0.76)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$(0.20)	$(0.07)	$0.00	$0.00	$0.00
Basic and diluted net loss per share attributable to Echelon Corporation stockholders	$(0.56)	$(0.41)	$(0.30)	$(0.31)	$(0.76)
Shares used in computing net loss per share [1]:
Basic	43,502	43,092	42,650	42,083	41,365
Diluted	43,502	43,092	42,650	42,083	41,365
Cash dividends declared per common share	—	—	—	—	—
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted investments, and short-term investments	$43,570	$57,635	$61,855	$58,656	$64,632
Working capital	40,310	57,090	72,661	74,922	77,259
Total assets	71,646	106,128	123,583	151,705	145,570
Total liabilities	28,469	38,151	39,788	62,597	51,581
Total stockholders' equity	$43,177	$67,977	$83,795	$89,108	$93,989
1 See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing basic net loss per share, and diluted net loss per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” “goal,” “continues,” “may” and similar expressions. Forward-looking statements include statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances. In particular, these statements include statements such as: our projections of revenues; estimates of our future gross margins and restructuring charges; statements regarding reinvesting a portion of our earnings from foreign operations; plans to use our cash reserves to strategically acquire other companies, products, or technologies; our projections of our combined cash, cash equivalent and short term investment balance; the sufficiency of our cash reserves to meet cash requirements; our expectations that our revenues will not fluctuate significantly due to a fluctuation in foreign currency sales; our forecasts regarding our sales and marketing expenses; and estimates of our interest income and tax exposure. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Risk Factors” section. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to review or update publicly any forward-looking statements for any reason.

EXECUTIVE OVERVIEW
Echelon Corporation was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. We are based in San Jose, California, and maintain offices in seven foreign countries throughout Europe and Asia. Our products enable everyday devices — such as air conditioners, outdoor lighting, appliances, electricity meters, light switches, thermostats, and valves — to be made “smart” and inter-connected, part of an emerging market known as the Industrial Internet of Things ("IIoT").

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

Prior to the third quarter of 2014, our Company operated in two operating segments, the IIoT segment, and the Grid segment. In the third quarter of 2014, we announced and completed the sale of our Grid operating segment to S&T AG ("S&T"), a publicly traded European IT systems provider with an existing focus on smart energy products and services. We have classified the results of operations of the Grid business as discontinued operations for the years ended December 31, 2014 and 2013. For years prior to 2013, Echelon's organizational structure was set up to report and track information for a single reporting unit, the Company as a whole. In late 2013, we underwent a reorganization into two operating segments, Grid and IIoT, which resulted in, among other things, a complex movement affecting a majority of our employees, a significant modification to our Company's departmental organization structure, and a completely new way of presenting and reviewing operating performance for the new organizations. Prior to 2013, the Grid business was not deemed a component of our Company as operations and cashflows could not be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. Therefore, the reporting of discontinued operations for 2012 is not appropriate as the operations and cashflows from the Grid business were not clearly distinguished from the rest of the Company prior to 2013.   Furthermore, for 2012 it was impracticable for us to break out the separate operating results for the Grid business as our company was organized and operating as a single segment and separate division specific financial information is unavailable. For more information on the sale of our Grid division, please refer to Note 5 - Discontinued Operations, in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.

As a result of the sale, the Company’s resources are now entirely focused on the IIoT. This business sells products and services that form Embedded Control Platforms, such as LONWORKS and IzoT, and which include components, control nodes and development software. These products are typically sold to Original Equipment Manufacturers (OEMs) to build into their industrial application solutions. The Company also sells into certain vertical application markets for IIoT solutions, such as the outdoor lighting market. These solutions are sold to end users typically through value-added resellers and distributors.

Our total revenues decreased by 15.5% during 2014 as compared to 2013, driven by reduced sales to Enel, a continued deterioration in our market share, and generally poor economic conditions in the EMEA region. Gross margins decreased by 4.1 percentage points during 2014 as compared to 2013, while overall operating expenses decreased by 7.9%. The net effect was a loss attributable to Echelon Corporation stockholders in 2014 that increased by $6.7 million as compared to 2013.

The following tables provide an overview of key financial metrics for the years ended December 31, 2014 and 2013 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Year ended December 31,
	2014	2013	$ Change	% Change
Net revenues	$38,730	$45,857	$(7,127)	(15.5)%
Gross margin	56.6%	60.7%	---	(4.1) ppt
Operating expenses	$37,142	$40,333	$(3,191)	(7.9)%
Net loss attributable to Echelon Corporation Stockholders	$(24,326)	$(17,610)	$(6,716)	38.1%
Cash, cash equivalents, restricted investments, and short-term investments	$43,570	$57,635	$(14,065)	(24.4)%

•
Net revenues: Our total revenues decreased by 15.5% during 2014 as compared to 2013. This decrease was primarily due to a reduction in sales of components to Enel, as well as decreases in sales of our products in the EMEA region. We have seen a loss of market share over the last several years, as a result of reductions in IIoT related research and development and marketing expenses during the period in which the Company was pursuing its Grid business, which has since been sold.  This impacted sales of our LONWORKS portfolio of products in particular, which has caused a decrease in our IIoT revenues. In addition, poor economic conditions in the EMEA region during 2014 also contributed to the year-over-year decline. Partially offsetting these decreases was a slight increase in sales in the APJ region.

•
Gross margin: Our gross margin decreased by 4.1 percentage points during 2014 as compared to 2013. The decrease was primarily due to the decrease in our revenues, which increases our manufacturing overhead as a percentage of revenues.

•
Operating expenses: Our operating expenses decreased by 7.9% during 2014 as compared to 2013. Excluding non-routine charges of $4.8 million in 2014 ($4.4 million related to an impairment charge we took on excess facilities at our corporate headquarters and $391,000 of restructuring charges) and $5.7 million in 2013 ($3.5 million recorded for the Finmek settlement and $2.3 million in restructuring charges), our operating expenses decreased by 6.6% between the two periods. This continues a trend we began several years ago and is primarily due to reduced compensation related expenses resulting from the restructuring actions we undertook in 2013 and 2014.

•
Net loss attributable to Echelon Corporation Stockholders: We generated a net loss of $24.3 million during 2014, which was an increase from the net loss of $17.6 million in 2013. Excluding the impact of non-cash stock-compensation charges, impairment charges, litigation charges, and restructuring charges, our net loss increased by approximately $1.6 million in 2014 as compared to 2013.

•
Cash, cash equivalents, restricted investments, and short-term investments: During 2014, our cash, cash equivalents, restricted investments, and short-term investment balance decreased by 24.4%, from $57.6 million at December 31, 2013 to $43.6 million at December 31, 2014. This decrease was primarily the result of cash used in operations of $11.0 million (driven primarily by our net loss of $24.3 million less non-cash charges for impairments, depreciation and amortization, and stock based compensation).

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
Our multiple deliverable revenue arrangements have historically been primarily related to sales of Grid products. As noted above, we completed the sale of our Grid division to S&T in September 2014. For further information regarding our accounting for multiple deliverable revenue arrangements, please see Note 1 - Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.

Performance-Based Equity Compensation. Certain of the stock-based compensation awards we issue vest upon the achievement of specific financial or other performance-based requirements. We are required to estimate whether or not it is probable that these requirements will be met, and, in some cases, when they will be met. These estimates require significant management judgment and are based on the best information available at the time of grant, and each quarterly period thereafter until the awards are either earned or forfeited. Any changes we make to our estimates of performance could have a material impact on the amount and timing of compensation expense associated with these awards. See Note 8 of Notes to Consolidated Financial Statements of this report for further discussion of these awards with financial or other performance-based requirements.

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

For most of our products, our customers generally buy from a portfolio of “off-the-shelf” or standard products. In addition, our revenues are generally composed of a larger volume of smaller dollar transactions. Accordingly, while any single customer's demand for a given product may fluctuate from quarter to quarter, the fact that there are so many IIoT customers buying a standard product tends to average out increases or decreases in any individual customer's demand. This has historically resulted in a relatively stable future demand forecast for our IIoT products, which, absent outside forces such as worsening general economic conditions, management evaluates in determining its requirement for an excess inventory reserve.

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
Impairment of Long-Lived Assets Including Goodwill. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset's carrying value to the future undiscounted cash flows the asset is expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. For the year ended December 31, 2014, we recognized impairments associated with certain long-lived assets associated with our Grid division and a building that we ceased use of at our corporate headquarters facility (see Note 3 of Notes to Consolidated Financial Statements for additional information regarding the impairment). For the two years ended December 31, 2013, we recognized no impairments of long-lived assets.
Costs in excess of the fair value of tangible and other identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill, which is tested for impairment using a two-step approach. We evaluate goodwill, at a minimum, on an annual basis during the first quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach and the market approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. For the year ended December 31, 2014, we recognized a goodwill impairment associated with our Grid division (see Note 10 of Notes to Consolidated Financial Statements for additional information regarding the impairment). For the two years ended December 31, 2013, we recognized no impairments of goodwill.
For these impairment analyses, we are required to estimate the fair value of the assets being evaluated. These fair value estimates require significant management judgment and are based on the best information available at the time of the analysis.
RESULTS OF OPERATIONS
The following discussion covers our results of operations for the three years ended December 31, 2014. For 2014 and 2013, the results of our Grid business are reflected in the "Net loss from discontinued operations" lines in our Consolidated Statements of Operations, as we sold our Grid business in September 2014 (see Note 5 in Part IV, Item 15 of this report for further information regarding the sale of our Grid business). Prior to 2013, the Grid business was not deemed a component of our Company as operations and cashflows could not be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. Therefore, the reporting of discontinued operations for 2012 is not appropriate as the operations and cashflows from the Grid business were not clearly distinguished from the rest of the Company prior to 2013.   Furthermore, for 2012 it was impracticable for us to break out the separate operating results for the Grid business as our company was organized and operating as a single segment and separate division specific financial information is unavailable. Thus, the amounts reported for 2012 include amounts related to our Grid business operations.

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012:

	Year ended December 31,
	2014	2013	2012
Revenues	100.0%	100.0%	100.0%
Cost of revenues	43.4	39.3	57.9
Gross profit	56.6	60.7	42.1
Operating expenses:
Product development	24.6	23.8	22.4
Sales and marketing	23.5	19.8	16.0
General and administrative	35.5	31.9	11.2
Loss on write down of property, equipment and other	11.4	—	—
Litigation charges	—	7.5	—
Restructuring charges	1.0	4.9	0.9
Total operating expenses	96.0	87.9	50.5
Loss from continuing operations	(39.4)	(27.2)	(8.4)
Interest and other income (expense), net	2.4	(1.5)	(0.3)
Interest expense on lease financing obligations	(2.8)	(2.7)	(1.0)
Loss from continuing operations before provision for income taxes	(39.8)	(31.4)	(9.7)
Income tax expense	0.5	0.7	0.2
Net loss from continuing operations	(40.3)	(32.1)	(9.9)
Net loss attributable to non controlling interest	—	—	0.3
Net loss from continuing operations attributable to Echelon Corporation stockholders	(40.3)	(32.1)	(9.6)
Net loss from discontinued operations, net of income taxes	(23.9)	(8.1)	—
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	1.4	1.8	—
Net loss from discontinued operations attributable to Echelon Corporation stockholders, net of income taxes	(22.5)	(6.3)	—
Net loss attributable to Echelon Corporation stockholders	(62.8)%	(38.4)%	(9.6)%

Revenues
Total revenues

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012	2014 over 2013 $ Change	2013 over 2012 $ Change	2014 over 2013 % Change	2013 over 2012 % Change

Total revenues	$38,730	$45,857	$134,017	(7,127)	(88,160)	(15.5)%	(65.8)%

Our revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are components we sell to Enel.

Excluding sales to Enel, which are discussed more fully below, our revenues decreased by 7.2%, or $2.8 million, during 2014 as compared to 2013. This decrease was primarily due to a $2.5 million reduction in sales made to customers in the EMEA region. We have seen a loss in market share over the last several years due primarily to reduced investment in research and development and marketing, especially in our LONWORKS portfolio of products, which has caused a decrease in our IIoT revenues. In addition, continued poor economic conditions in the EMEA region during 2014 also contributed to the year-over-year decline. Partially offsetting these decreases was a slight increase in sales in the APJ region.

Our revenues decreased by 65.8%, or $88.2 million, during 2013 as compared to 2012. Our 2012 revenues include $85.2 million of revenues related to our Grid division, which was sold to S&T in September 2014. The 2013 revenues attributable to the Grid division are included in the net loss from discontinued operations in our Consolidated Statements of Operations. Excluding both Grid division and Enel revenues, our 2013 revenues decreased by 9.2%, or $3.9 million, as compared to 2012. This decrease was primarily attributable to a $2.9 million and $1.2 million reductions in sales made to customers in the Americas and APJ regions, respectively, and was partially offset by a slight increase in sales made to customers in EMEA.

The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 4.5% in 2014, 4.7% in 2013, and 8.2% in 2012. Our revenues will be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, as it did during 2014, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during 2015, the amount of our revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel project revenues (included in Total Revenues and Discontinued Operations)

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012	2014 over 2013 $ Change	2013 over 2012 $ Change	2014 over 2013 % Change	2013 over 2012 % Change

Enel revenues in Total Revenues	2,993	$7,363	$6,458	(4,370)	905	(59.4)%	14.0%
Enel revenues in Discontinued Operations	112	4,400	—	(4,288)	4,400	(97.5)%	N/A
Total Enel revenues	$3,105	$11,763	$6,458	$(8,658)	$5,305	(73.6)%	82.1%
In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel purchases metering kit and data concentrator products from us. Under the software enhancement agreement, which was transferred to S&T as part of the sale of the Grid division in September 2014, we were providing software enhancements to Enel for use in its Contatore Elettronico system. Enel Project revenues recognized during the years ended December 31, 2014, 2013, and 2012, respectively, related primarily to shipments under the development and supply agreement, including a $4.4 million order for data concentrator products in 2013 which is reflected in discontinued operations. The development and supply agreement expired in December 2014, although delivery of products and services can extend beyond that date and the agreement may be extended under certain circumstances.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012	2014 over 2013 $ Change	2013 over 2012 $ Change	2014 over 2013 % Change	2013 over 2012 % Change

Gross Profit	$21,912	$27,842	$56,455	(5,930)	(28,613)	(21.3)%	(50.7)%
Gross Margin	56.6%	60.7%	42.1%	—	—	(4.1)	18.6

Gross profit is equal to revenues less cost of revenues. Cost of revenues associated with sales of our IIoT products includes direct costs associated with the purchase of components, sub-assemblies, and finished goods, as well as indirect costs such as allocated labor and overhead; costs associated with the packaging, preparation, and shipment of products; and charges related to warranty and excess and obsolete inventory reserves. Cost of revenues associated with our IIoT services consists of employee-related costs such as salaries and fringe benefits as well as other direct and indirect costs incurred in providing training, customer support, and custom software development services. Gross margin is equal to gross profit divided by revenues.
Gross margin decreased by 4.1 percentage points for the year ended December 31, 2014 as compared to 2013. The decrease was primarily due to the decrease in our revenues which increases our manufacturing overhead as a percentage of revenues.
During 2013, our gross margins improved by 18.6 percentage points as compared to 2012. This was primarily due to the inclusion of our Grid division revenues and cost of revenues in 2012, whereas the corresponding amounts for 2013 are reflected in discontinued operations. In general, our Grid revenues generated substantially lower gross margins than those from the sales of our IIoT products.
Our future gross margins will continue to be affected by several factors, including, but not limited to: overall revenue levels, changes in the mix of products sold, changes in our distribution strategy and use of distributors, changes in the prices charged by our suppliers, periodic charges related to excess and obsolete inventories, warranty expenses, introductions of cost reduced versions of our products, changes in the average selling prices of the products we sell, purchase price variances, and fluctuations in the level of indirect overhead spending. In addition, the impact of foreign exchange rate fluctuations and labor rates may affect our gross margins in the future. We currently outsource the manufacturing of most of our products requiring assembly to CEMs located primarily in China. To the extent labor rates were to rise further, or to the extent the U.S. dollar were to weaken against the Chinese currency, or other currencies used by our CEMs, our costs for the products they manufacture could rise, which would negatively affect our gross margins.

Operating Expenses
Product Development

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012	2014 over 2013 $ Change	2013 over 2012 $ Change	2014 over 2013 % Change	2013 over 2012 % Change

Product Development	$9,510	$10,922	$30,009	(1,412)	(19,087)	(12.9)%	(63.6)%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses decreased during 2014 as compared to 2013, driven primarily by reductions in compensation (including equity compensation) resulting from the restructuring actions of 2013 and the consequential impact on the allocated costs to the product development organization, as well as reduced fees paid to third party service providers.
Our product development expenses decreased in 2013 as compared to 2012, driven primarily by the fact that our 2012 product development expenses of $30.0 million include costs associated with product development for our Grid division, whereas for 2013, Grid related product development expenses are included as a component of discontinued operations. For

2012, it was impracticable for us to break out the separate operating results for the Grid business as our company was organized and operating as a single segment and separate division specific financial information is unavailable.
Sales and Marketing

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012	2014 over 2013 $ Change	2013 over 2012 $ Change	2014 over 2013 % Change	2013 over 2012 % Change

Sales and Marketing	$9,098	$9,061	$21,460	37	(12,399)	0.4%	(57.8)%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
Our sales and marketing expenses were relatively unchanged in 2014 as compared to 2013. Our sales and marketing expenses decreased in 2013 as compared to 2012, driven primarily by the fact that our 2012 sales and marketing expenses of $21.5 million include costs associated with sales and marketing for our Grid division, whereas for 2013, Grid related sales and marketing expenses are included as a component of discontinued operations. For 2012, it was impracticable for us to break out the separate operating results for the Grid business as our company was organized and operating as a single segment and separate division specific financial information is unavailable.
General and Administrative

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012	2014 over 2013 $ Change	2013 over 2012 $ Change	2014 over 2013 % Change	2013 over 2012 % Change

General and Administrative	$13,734	$14,644	$15,050	(910)	(406)	(6.2)%	(2.7)%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses decreased in 2014 as compared to the same period in 2013 due primarily to lower compensation following the 2013 and 2014 restructuring actions. General and administrative expenses decreased in 2013 as compared to 2012 due primarily to lower compensation (including stock based compensation, partly offset by increased bonus expenses), partly offset by the higher allocation of fixed costs related to facilities following the restructuring actions of 2012 and 2013.

Loss on write down of property, equipment and other

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012	2014 over 2013 $ Change	2013 over 2012 $ Change	2014 over 2013 % Change	2013 over 2012 % Change

Loss on write down of property, equipment and other	$4,409	$—	$—	4,409	—	100.0%	—%

As a result of the sale of our Grid business on September 30, 2014, we made the decision to cease use of one of the two buildings we lease at our corporate headquarters facility and to recharacterize the building as a rental property. Consequently, we performed an impairment analysis on this building and determined that its carrying value was not recoverable. In performing this analysis, we analyzed the expected cash flows from different sub-lease scenarios using recent lease data for similar facilities in the area, including market activity, expected tenant improvements and commissions, as well as the amount of time we believed would be required to secure a tenant for the building. As a result of this analysis, we recorded a write down of the building of $4.4 million during the third quarter of 2014.

Litigation Charges

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012	2014 over 2013 $ Change	2013 over 2012 $ Change	2014 over 2013 % Change	2013 over 2012 % Change

Litigation charges	$—	$3,452	$—	(3,452)	3,452	100.0%	—%
To avoid any possibility of an adverse ruling against us in relation to the Finmek litigation, as well as to limit administrative inconvenience and curtail litigation costs, we reached an agreement with respect to a tentative financial settlement of $3.5 million and recognized a charge for this amount in the first quarter of 2013. This settlement was formalized and became effective in the fourth quarter of 2013. It was paid in two substantially equal installments, one in the fourth quarter of 2013 and the other in the fourth quarter of 2014. We did not admit that the Italian claw back applied as part of this settlement. For additional information on the Finmek litigation, please refer to Note 11 - Commitments and Contingencies in the Notes to Consolidated Financial Statements of this report.
Restructuring Charges

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012	2014 over 2013 $ Change	2013 over 2012 $ Change	2014 over 2013 % Change	2013 over 2012 % Change

Restructuring Charges	$391	$2,254	$1,176	(1,863)	1,078	(82.7)%	91.7%
On September 30, 2014, and again in the fourth quarter of 2014, in connection with the sale of the Grid business, we undertook restructuring actions affecting approximately 44 employees who were terminated between September 2014 and March, 2015, as part of the strategic plan to focus on our IIoT business. In connection with this restructuring, we recorded restructuring charges of $1.8 million, of which $1.4 million was included in the net loss from discontinued operations for the year ended December 31, 2014.
On February 12, 2013, the company undertook restructuring actions affecting 43 employees to be terminated between February 2013 and December 2013, as part of an overall plan to reshape the company for the future. In connection with this restructuring, the company recorded restructuring charges of $2.3 million related to termination benefits for these personnel during the year ended December 31, 2013. We do not anticipate any further charges related to this restructuring action in the future.  This workforce reduction plan was designed to enable us to rebalance our operating expense structure to optimally support the revenues at the then current and future expected levels.
Interest and Other Income (Expense), Net

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012	2014 over 2013 $ Change	2013 over 2012 $ Change	2014 over 2013 % Change	2013 over 2012 % Change

Interest and Other Income (Expense), Net	$930	$(702)	$(362)	1,632	(340)	(232.5)%	93.9%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other income, net increased during 2014 as compared to the same period in 2013. This increase was primarily attributable to a $1.8 million increase in foreign currency translation gains during 2014 as compared to 2013. Interest and other expense, net increased during 2013 as compared to 2012. This increase was primarily attributable to the increase of $410,000 in foreign currency translation losses during 2013 as compared to 2012. These foreign currency fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, as it did in 2014, the resulting translation gains favorably impact other income.
We do not currently anticipate interest income on our investment portfolio will improve during 2015 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012	2014 over 2013 $ Change	2013 over 2012 $ Change	2014 over 2013 % Change	2013 over 2012 % Change

Interest Expense on Lease Financing Obligations	(1,100)	(1,235)	(1,360)	(135)	(125)	(10.9)%	(9.2)%
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
Interest expense on lease financing obligations decreased during 2014 as compared to 2013, and during 2013 as compared to 2012 as well, which were a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of the payments we make in the future will be allocated to principal repayment and less will be allocated to interest expense.
Income Tax Expense

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012	2014 over 2013 $ Change	2013 over 2012 $ Change	2014 over 2013 % Change	2013 over 2012 % Change

Income Tax Expense	$211	$311	$219	(100)	92	(32.2)%	42.0%

The income tax expense for the years ended December 31, 2014, 2013 and 2012 was $211,000, $311,000 and $219,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
Loss from discontinued operations, net of taxes
Loss from discontinued operations for the years ended December 31, 2014 and 2013, represents the results of operations of our Grid business during those periods. Prior to 2013, the Grid business was not deemed a component of our Company as operations and cashflows could not be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. Therefore, the reporting of discontinued operations for 2012 is not appropriate as the operations and cashflows from the Grid business were not clearly distinguished from the rest of the Company prior to 2013.   Furthermore, for 2012 it was impracticable for us to break out the separate operating results for the Grid business as our company was organized and operating as a single segment and separate division specific financial information is unavailable.

The major components of the results of operations of the Grid business in 2014 and 2013 are as follows:

	Year ended December 31
	2014	2013
Revenues	$18,392	$40,303
Cost of revenues	11,774	24,988
Operating expenses	15,614	18,994
Loss from discontinued operations before income taxes	(8,996)	(3,679)
Income taxes	—	—
Loss on sale of Grid business	(254)	—
Net loss from discontinued operations, net of income taxes	(9,250)	(3,679)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	535	808
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	$(8,715)	$(2,871)
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
In conjunction with the sale of our Grid division, we entered into a sublease with S&T for a portion of our corporate headquarters facility. As of December 31, 2014, the minimum sublease rental payments S&T is required to make during the remaining 36 month term of the sublease total approximately $1.9 million.
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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of revenues in our Consolidated Statements of Operations, was approximately $500,000, $418,000, and $508,000 for the years ended December 31, 2014, 2013, and 2012, respectively. During the years ended December 31, 2014, and 2013, royalty expense reported in discontinued operations was approximately $1,000 and $52,000, respectively
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of December 31, 2014, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
Legal Actions. In April 2009, we received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against us, seeking the return of approximately $16.7 million in payments received from us in the ordinary course of business for components we sold to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meters manufacturers, and from time to time through January 2004, we sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project.  We believed that the Italian claw back law was not applicable to our transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver were without merit. However, it was subsequently brought to our attention that a substantial percentage of claw back cases reviewed by the local courts, which are located in the jurisdiction in which the Finmek Companies were headquartered, were being decided in favor of the Finmek Companies.  To avoid any possibility of an adverse ruling against us, as well as to limit administrative inconvenience and curtail litigation costs, in April 2013, with the consent of our Board of Directors, we decided to settle this matter. We reached an agreement with respect to a tentative financial settlement of $3.5 million and recognized a charge for this amount in the first quarter of 2013. This settlement was formalized and became effective in the fourth quarter of 2013. It was paid in two substantially equal installments, one in the fourth quarter of 2013 and the second in the fourth quarter of 2014. We did not admit that the Italian claw back law applied to our circumstances as part of this settlement.
From time to time, in the ordinary course of business, we may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of December 31, 2014, the amounts of which were immaterial, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

As of December 31, 2014, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Lease financing obligations	$19,083	$3,411	$7,090	$7,931	$651
Operating leases	4,745	1,148	1,810	1,593	194
Purchase commitments	7,731	7,731	—	—	—
Total	$31,559	$12,290	$8,900	$9,524	$845

The amounts in the table above exclude $568,000 of income tax liabilities and related interest and penalties related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement. See Note 12 - Income Taxes of Notes to Consolidated Financial Statements for further discussion.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during 2012 and certain earlier years, we were also able to finance our operations through operating cash flow. From inception through December 31, 2014, we raised $295.7 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

The following table presents selected financial information as of December 31, 2014, and for each of the last two fiscal years (dollars in thousands):

	December 31,
	2014	2013	2012
Cash, cash equivalents, restricted investments, and short-term investments	$43,570	$57,635	$61,855
Trade accounts receivable, net	3,948	10,522	15,725
Working capital	40,310	57,090	72,661
Stockholders’ equity	$43,177	$67,977	$83,795

As of December 31, 2014, we had $43.6 million in cash, cash equivalents, restricted investments, and short-term investments, a decrease of $14.1 million as compared to December 31, 2013. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, payment of taxes associated with certain equity compensation awards and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as impairment charges, write-downs of property, plant, and equipment, stock-based compensation, depreciation and amortization, and changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $11.0 million for the year ended December 31, 2014, an increase in cash outflows of approximately $9.9 million as compared to 2013. During the year ended December 31, 2014, net cash used in operating activities was primarily the result of our net loss (including non-controlling interest) of $24.9 million, partly offset by changes in operating assets and liabilities of $513,000, non-cash charges for losses on disposals and write-downs of fixed assets of $5.2 million, depreciation and amortization expense of $3.4 million, goodwill impairment charges of $3.4 million, stock-based compensation expenses of $1.2 million, and the loss we recorded on the sale of our Grid division of $254,000. The primary components of the $513,000 net change in our operating assets and liabilities were a $2.5 million decrease in accounts receivable, a $1.8 million decrease in inventories, a $1.0 million decrease in other current assets, and a $209,000 decrease in deferred cost of goods sold, partially offset by a a $4.0 million decrease in accrued liabilities, an $846,000 decrease in deferred revenues, and an $81,000 decrease in accounts payable . Accrued liabilities decreased primarily due to the final payment in December 2014 for the Finmek litigation, as well as the payment in the first quarter of 2014 of bonuses that were accrued as of December 31, 2013 in accordance with our 2013 compensation arrangements, with no corresponding amounts accrued as of December 31, 2014. Deferred revenues decreased due primarily to a decrease in sales to our distributors. Deferred cost of goods sold decreased in conjunction with an decrease in deferred revenues.

Net cash used in operating activities was $1.1 million for the year ended December 31, 2013, a decrease in cash inflows of approximately $6.5 million as compared to 2012. During the year ended December 31, 2013, net cash used in operating activities was primarily the result of a net loss of $18.4 million, partly offset by changes in operating assets and liabilities of $10.7 million, non-cash charges for depreciation and amortization expense of $4.0 million and stock-based compensation expenses of $2.5 million. The primary components of the $10.7 million net change in our operating assets and liabilities were a $5.3 million decrease in inventories, a $5.2 million decrease in accounts receivable, a $2.6 million increase in accrued liabilities, a $1.0 million increase in deferred revenues and a $0.5 million decrease in other current assets, partially offset by a $2.9 million decrease in accounts payable and a $0.8 million increase in deferred cost of goods sold. Inventories decreased in line with the Company's actions to consciously reduce inventory held, in response to slowing demand situation. Accounts receivable decreased primarily as a result of the timing of collections and the fact that our revenues were down in the fourth quarter of 2013 as compared to the same period in 2012. Accrued liabilities increased primarily due to accrual for the Finmek litigation, as well as the bonuses that were accrued as of December 31, 2013 in accordance with our 2013 compensation arrangements, which were more significant than those accrued for as of December 31, 2012. Deferred revenues increased due primarily to increased inventory sold to our distributors (especially in Europe), as well as product revenues deferred due to certain acceptance criteria for some arrangements not being met as of year end. Accounts payable decreased due to an overall reduction in the level of purchasing activity and timing of expenditures during 2013. Deferred cost of goods sold increased in conjunction with an increase in deferred revenues.

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
Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions and divestitures. Net cash provided by investing activities was $19.5 million for the year ended December 31, 2014, an increase of $20.6 million in cash inflows compared to 2013. During the year ended December 31, 2014, net cash provided by investing activities was primarily the result of proceeds from the maturities of available-for-sale short-term investments of $48.0 million and the proceeds (net of transaction costs) from the sale of our Grid division of $2.1 million; partially offset by purchases of available-for-sale short-term investments of $29.0 million, the cash we paid (net of cash we acquired) to acquire Lumewave Inc. of $0.9 million, and capital expenditures of $746,000.

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
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs, principal payments on our lease financing obligations, and the acquisition of restricted investments. Net cash used in financing activities was $8.7 million for the year ended December 31, 2014, an increase in outflows of $6.2 million as compared to the same period in 2013. During the year ended December 31, 2014, net cash used in financing activities was primarily the result of $6.3 million in purchases of restricted investments, $2.1 million in principal payments on our building lease financing obligations and $422,000 worth of shares repurchased from employees for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options.

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
As noted above, our cash and investments totaled $43.6 million as of December 31, 2014. Of this amount, approximately 3% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.
Until December 2014, we maintained a $5.0 million line of credit with our primary bank. The line of credit was secured by a collateral of the first priority on $6.3 million of our investments placed in a separate account. In December 2014, we cancelled this line of credit. We continue to maintain an operating credit line of $1.0 million with our primary bank for company credit card purchases, as well as a standby letter of credit for $113,000. These lines of credit continue to be secured by a collateral of the first priority on $1.4 million of our investments (presented as restricted investments in the Consolidated Balance Sheets). No amounts ever been drawn against the standby letters of credit issued by the bank.

On August 15, 2014, we purchased 100% of the outstanding shares of Lumewave, Inc. (“Lumewave”). The acquisition was aimed at expanding our street lighting business. The purchase price consisted of $1.8 million in cash paid at closing and $715,000 in shares of our common stock distributed at closing. Additionally, if certain gross profit targets of the Lumewave business are achieved during the period from August 16, 2014 through August 15, 2016, an additional $1.3 million in consideration, payable in a combination of cash and shares of our common stock, will be due to the selling shareholders of Lumewave.
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
Based on our current business plan and revenue prospects, we believe that our existing cash reserves will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. However, we currently expect that our combined cash, cash equivalent, restricted investments, and short-term investment balance will decline during 2015. In the event that we require additional financing, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.
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
At the time the company entered into the stock purchase agreement with Enel, it also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, the company cooperated with Enel to integrate its LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. The company completed the sale of its components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, the company supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, the company entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from the company. Under the software enhancement agreement, the company provides software enhancements to Enel for use in its Contatore Elettronico system. The software enhancement was assigned to S&T as part of the sale of our Grid division in September 2014. The development and supply agreement expired in December 2014, although delivery of products can extend beyond then and the agreement may be extended under certain circumstances.
For the years ended December 31, 2014, 2013, and 2012, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $3.0 million, $7.4 million, and $6.5 million, respectively. As of December 31, 2014 and 2013, $158,000 and $1.6 million of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers, respectively.
RECENTLY ISSUED ACCOUNTING STANDARDS
During 2014, there have been no new recent accounting pronouncements or changes in accounting pronouncements, other than those noted in Note 1 in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this report, that are of significance, or potential significance, to our company.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We have not experienced any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2014.
Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments to hedge these exposures.
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at December 31, 2014 and December 31, 2013, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at December 31, 2014, and December 31, 2013, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES

a.	Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. This evaluation was based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting is effective at this reasonable assurance level as of December 31, 2014. The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company's internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 51 of this Form 10-K.

c.	Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Echelon is scheduled to hold its 2015 annual meeting of stockholders on May 19, 2015. The meeting will commence at 10:00 a.m., PDT, and is scheduled to be held at our corporate headquarters located at 550 Meridian Avenue, San Jose, California 95126.  The date of record for the annual meeting is March 26, 2015.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers required by this Item is incorporated herein by reference from the section titled “Executive Officers of Registrant” in Part I of this annual report on Form 10-K. The remaining information required by this Item is incorporated herein by reference from our Proxy Statement for the 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2014.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from our 2015 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference from our 2015 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from our 2015 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference from our 2015 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this Form:

1.	Financial Statements

2.	Financial Statement Schedule

See Note 16 in Notes to Consolidated Financial Statements	85
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

We have audited the accompanying consolidated balance sheets of Echelon Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echelon Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Echelon Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Santa Clara, California
March 11, 2015

ECHELON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,340	$14,648
Restricted investments	1,401	—
Short-term investments	28,829	42,987
Accounts receivable, net of allowances of $458 in 2014 and $883 in 2013 [1]	3,948	10,522
Inventories	3,243	6,445
Deferred cost of goods sold	935	1,649
Other current assets	1,084	2,040
Current assets of discontinued operations held for sale	597	—
Total current assets	53,377	78,291
Property and equipment, net	10,190	18,670
Intangible assets, net	1,413	—
Goodwill	5,936	8,390
Other long-term assets	694	777
Long-term assets of discontinued operations held for sale	36	—
Total assets	$71,646	$106,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,614	$5,424
Accrued liabilities	2,844	7,395
Current portion of lease financing obligations	2,459	2,257
Deferred revenues	3,126	6,125
Current liabilities of discontinued operations held for sale	1,024	—
Total current liabilities	13,067	21,201
LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	13,662	15,928
Other long-term liabilities	1,740	1,022
Total long-term liabilities	15,402	16,950
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value:
Authorized - 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value:
Authorized - 100,000,000 shares
Issued - 47,202,835 in 2014 and 46,571,034 shares in 2013, Outstanding - 43,983,651 in 2014 and 43,351,850 shares in 2013	472	466
Additional paid-in capital	356,181	354,680
Treasury stock (3,219,184 shares in 2014 and 2013)	(28,130)	(28,130)
Accumulated other comprehensive income	(431)	1,015
Accumulated deficit	(285,169)	(260,843)
Total Echelon Corporation stockholders’ equity	42,923	67,188
Non controlling interest in subsidiary	254	789
Total stockholders’ equity	43,177	67,977
Total liabilities and stockholders’ equity	$71,646	$106,128
1 Includes related party amounts of $158 in 2014 and $1,628 in 2013. See Note 14 for additional information on related party transactions.
See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012
Revenues (1)	38,730	45,857	134,017
Cost of revenues (2)	16,818	18,015	77,562
Gross profit	21,912	27,842	56,455
Operating expenses:
Product development (2)	9,510	10,922	30,009
Sales and marketing (2)	9,098	9,061	21,460
General and administrative (2)	13,734	14,644	15,050
Loss on write down of property, equipment and other	4,409	—	—
Litigation charges	—	3,452	—
Restructuring charges	391	2,254	1,176
Total operating expenses	37,142	40,333	67,695
Loss from continuing operations	(15,230)	(12,491)	(11,240)
Interest and other income (expense), net	930	(702)	(362)
Interest expense on lease financing obligations	(1,100)	(1,235)	(1,360)
Loss from continuing operations before provision for income taxes	(15,400)	(14,428)	(12,962)
Income tax expense	211	311	219
Net loss from continuing operations	(15,611)	(14,739)	(13,181)
Net loss attributable to non-controlling interest	—	—	363
Net loss from continuing operations attributable to Echelon Corporation Stockholders	(15,611)	(14,739)	(12,818)
Net loss from discontinued operations, net of income taxes (2)	(9,250)	(3,679)	—
Net loss from discontinued operations attributable to non controlling interest, net of income taxes	535	808	—
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	(8,715)	(2,871)	—
Net loss attributable to Echelon Corporation Stockholders	$(24,326)	$(17,610)	$(12,818)

Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(0.36)	$(0.34)	$(0.30)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$(0.20)	$(0.07)	$—
Basic and diluted net loss per share attributable to Echelon Corporation Stockholders	$(0.56)	$(0.41)	$(0.30)

Shares used in computing net loss per share:
Basic	43,502	43,092	42,650
Diluted	43,502	43,092	42,650

[1]	Includes related party amounts of $2,993 in 2014, $7,363 in 2013, and $6,458 in 2012. See Note 14 for additional information on related party transactions.
2 See Note 8 for summary of amounts included representing stock-based compensation expense.
See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year ended December 31,
	2014	2013	2012

Net loss from continuing operations	$(15,611)	$(14,739)	$(13,181)
Net loss from discontinued operations, net of income taxes	(9,250)	(3,679)	—
Net loss	(24,861)	(18,418)	(13,181)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,431)	506	259
Unrealized holding gain (loss) on available-for-sale securities	(15)	—	6
Total other comprehensive income (loss)	(1,446)	506	265
Comprehensive loss	(26,307)	(17,912)	(12,916)
Less: comprehensive loss attributable to non controlling interest	535	808	363
Comprehensive loss attributable to Echelon Corporation Stockholders	$(25,772)	$(17,104)	$(12,553)

See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Echelon Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in- capital	Accu-mulated Other Compre-hensive Income (Loss)	Accumu-lated Deficit	Non Control-ling Interest	Total
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2011	45,741	$457	(3,219)	$(28,130)	$346,952	$244	$(230,415)	$—	$89,108
Release of restricted stock units	883	9	—	—	(9)	—	—	—	—
Stock received for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options	(354)	(3)	—	—	(1,330)	—	—	—	(1,333)
Sale of subsidiary shares to non controlling interest	—	—	—	—	—	—	—	1,960	1,960
Stock-based compensation	—	—	—	—	6,976	—	—	—	6,976
Foreign currency translation adjustment	—	—	—	—	—	259	—	—	259
Unrealized holding loss on available-for-sale securities	—	—	—	—	—	6	—	—	6
Net loss		—	—	—	—	—	(12,818)	(363)	(13,181)
BALANCE AT DECEMBER 31, 2012	46,270	$463	(3,219)	$(28,130)	$352,589	$509	$(243,233)	$1,597	$83,795
Release of restricted stock units	491	5	—	—	(5)	—	—	—	—
Stock received for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options	(190)	(2)	—	—	(442)	—	—	—	(444)
Stock-based compensation	—	—	—	—	2,538	—	—	—	2,538
Foreign currency translation adjustment	—	—	—	—	—	506	—	—	506
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(17,610)	(808)	(18,418)
BALANCE AT DECEMBER 31, 2013	46,571	$466	(3,219)	$(28,130)	$354,680	$1,015	$(260,843)	$789	$67,977
Exercise of stock options	5	—	—	—	17	—	—	—	17
Release of restricted stock units	469	5	—	—	(5)	—	—	—	—
Stock received for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options	(178)	(2)	—	—	(420)	—	—	—	(422)
Stock-based compensation	—	—	—	—	1,197	—	—	—	1,197
Stock issued for Lumewave acquisition	336	3	—	—	712	—	—	—	715
Foreign currency translation adjustment	—	—	—	—	—	(1,431)	—	—	(1,431)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	(15)	—	—	(15)
Net loss	—	—	—	—	—	—	(24,326)	(535)	(24,861)
BALANCE AT DECEMBER 31, 2014	47,203	$472	(3,219)	$(28,130)	$356,181	$(431)	$(285,169)	$254	$43,177
See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2014	2013	2012
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss including non-controlling interest	$(24,861)	$(18,418)	$(13,181)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,350	4,020	6,580
Goodwill impairment charges	3,388	—	—
Increase (decrease) in allowance for doubtful accounts	(57)	47	40
Loss on disposal of Grid business	254	—	—
Loss on disposal and write-down of fixed assets	5,217	30	22
Increase in accrued investment income	(32)	(6)	(6)
Stock-based compensation	1,197	2,538	6,976
Amortization of interest on contingent consideration	43	—	—
Change in operating assets and liabilities:
Accounts receivable	2,536	5,151	19,405
Inventories	1,757	5,284	(642)
Deferred cost of goods sold	209	(797)	5,686
Other current assets	1,007	450	1,386
Accounts payable	(81)	(2,925)	(9,669)
Accrued liabilities	(4,034)	2,605	(3,250)
Deferred revenues	(846)	978	(7,906)
Deferred rent	(35)	(36)	(43)
Net cash (used in) provided by operating activities	(10,988)	(1,079)	5,398
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(28,975)	(46,947)	(83,926)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	48,000	46,946	81,957
Change in other long-term assets	29	(51)	(15)
Cash paid for acquisition, net of cash acquired	(924)	—	—
Proceeds from divestiture of Grid business, net of transaction costs	2,144	—	—
Capital expenditures	(746)	(971)	(1,129)
Net cash (used in) provided by investing activities	19,528	(1,023)	(3,113)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(2,064)	(2,056)	(1,971)
Proceeds from exercise of stock options	17	—	—
Restricted investments used as collateral for line of credit	(6,250)	—
Proceeds from non controlling interests	—	—	1,960
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(422)	(453)	(1,325)
Net cash used in financing activities	(8,719)	(2,509)	(1,336)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,129)	383	269
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,308)	(4,228)	1,218
CASH AND CASH EQUIVALENTS:
Beginning of year	14,648	18,876	17,658
End of year	$13,340	$14,648	$18,876
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$1,003	$1,224	$1,350
Cash paid for income taxes	$294	$459	$357
Fair value of stock issued in connection with acquisition	$715	$—	$—
Non-cash transfer from financing to investing for restricted investments used as collateral for credit cards	$1,399	$—	$—
Non-cash transfer of restricted investments to available-for-sale short-term investments	$4,851	$—	$—
See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Significant Accounting Policies
Operations
Echelon Corporation (the Company) was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. The Company is based in San Jose, California, and maintain offices in seven foreign countries throughout Europe and Asia. Its products enable everyday devices — such as air conditioners, appliances, elevators, electricity meters, light switches, thermostats, and valves — to be made “smart” and inter-connected, part of an emerging market known as the Industrial Internet of Things ("IIoT").

Its proven, open standard, multi-application energy control networking platform powers applications for smart cities, smart buildings, and smart campuses that help customers save on their energy usage, reduce outage duration or prevent them from happening entirely, reduce carbon footprint and more. Today, the Company offers, directly and through its partners worldwide, a wide range of products and services.
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

In the third quarter of 2014, the Company announced and completed the sale of its Grid business to S&T AG, a publicly traded European IT systems provider with an existing focus on smart energy products and services. The results of the Grid business for the years ended December 31, 2014 and 2013 are now classified as discontinued operations. Prior to 2013, the Grid business was not deemed a component of the Company as operations and cashflows could not be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. Therefore, the reporting of discontinued operations for 2012 is not appropriate as the operations and cashflows from the Grid business were not clearly distinguished from the rest of the Company prior to 2013.   Furthermore, for 2012 it was impracticable for the Company to break out the separate results for the Grid business as it was organized and operating as a single segment and separate division specific financial information is unavailable.  As a result of this transaction, the Company now operates in one reporting segment- the IIoT segment.
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

•
Approximately 33.9% of net revenue for the year ended December 31, 2014 were derived from two customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from the Company, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

Use of Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Significant estimates and judgments are used for revenue recognition, performance-based equity compensation, inventory valuation, intangible asset valuation, contingent consideration valuation, and other loss contingencies. In order to determine the carrying values of assets and liabilities that are not readily apparent from other sources, the Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances. Actual results experienced by the Company may differ materially from management’s estimates.
Recently Issued Accounting Standards
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect of an entity’s operations and financial results and is disposed of or classified as held for sale. ASU 2014-08 also introduces several new disclosures. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company has not early adopted this guidance and when it does so, does not expect ASU 2014-08 to have a material impact on its consolidated financial statements.
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
The Company’s multiple deliverable revenue arrangements have historically been primarily related to sales of its Grid products. As noted above, the Company completed the sale of its Grid division to S&T AG in September 2014. These historical transactions typically included, within a single arrangement, a combination of some or all of the following deliverables: electricity meters, data concentrators and related hardware (collectively, the “Hardware”); NES system software; Element Manager software; post-contract customer support (“PCS”) for the NES system and Element Manager software; extended warranties for the Hardware; and, occasionally, specified enhancements or upgrades to software used in the NES system. With the exception of the NES system software, each of these deliverables was considered a separate unit of accounting. The NES system software functions together with an electricity meter to deliver its essential functionality and any related software license fee is charged for on a per meter basis. Therefore, the NES system software and an electricity meter are combined and considered a single unit of accounting. The Element Manager software is not considered to be part of an electricity meter’s essential functionality and, therefore, Element Manager software and any related PCS has been accounted for under industry specific software revenue recognition guidance. However, all other NES system deliverables are no longer within the scope of industry specific software revenue recognition guidance.
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

When the Company is unable to establish a selling price using VSOE or TPE, which was generally the case for the Hardware and certain specified enhancements or upgrades to the Company’s NES software, the Company uses its BESP in determining the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.
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
The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the year ended December 31, 2014, resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.

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
Stock-Based Compensation
The Company accounts for employee stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the enterprise. Stock-based compensation cost for restricted stock units (“RSUs”) granted to employees is measured based on the closing fair market value of the Company's common stock on the date of grant. Stock-based compensation cost for RSUs granted to non-employee consultants is measured based on the closing fair market value of the Company's common stock at the earlier of the date at which a commitment for performance by the consultant to earn the RSUs is reached, or the date at which the consultant's performance necessary for the RSUs to vest has been completed. Stock-based compensation cost for stock options and stock appreciation rights granted to employees (“SARs”) is estimated at the grant date based on each award's fair-value as calculated using the Black-Scholes-Merton (“BSM”) option-pricing model. The Company recognizes stock-based compensation cost as expense using the accelerated multiple-option approach over the requisite service period. Further information regarding stock-based compensation can be found in Note 8 of these Notes to Consolidated Financial Statements.
Cash and Cash Equivalents
The Company considers bank deposits, money market investments and all debt and equity securities with remaining maturities of three months or less at the date of purchase to be cash and cash equivalents.
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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company's only financial assets or liabilities required to be measured at fair value on a recurring basis at December 31, 2014, are fixed income available-for-sale securities. See Note 2 of these Notes to Consolidated Financial Statements for a summary of the input levels used in determining the fair value of the Company's cash equivalents and short-term investments as of December 31, 2014.

Inventories

Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	December 31, 2014	December 31, 2013

Purchased materials	$402	$1,343
Finished goods	2,841	5,102
	$3,243	$6,445
Impairment of Long-Lived Assets Including Goodwill
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset's carrying value to the future undiscounted cash flows the asset is expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. For the year ended December 31, 2014, the Company recognized impairments associated with certain long-lived assets associated with its Grid division and a building that the Company ceased use of at its corporate headquarters facility (see Note 3 for additional information regarding the impairment). For the two years ended December 31, 2013, the Company recognized no impairments of long-lived assets.
Costs in excess of the fair value of tangible and other identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill, which is tested for impairment using a two-step approach. The Company evaluates goodwill, at a minimum, on an annual basis during the first quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach and the market approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. For the year ended December 31, 2014, the Company recognized a goodwill impairment associated with the Grid division (see Note 10 for additional information regarding the impairment). For the two years ended December 31, 2013, the Company recognized no impairments of goodwill.
Software Development Costs
For software to be sold, leased, or otherwise marketed, the Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the three years ended December 31, 2014, costs that were eligible for capitalization were insignificant and, thus, the Company has charged all software development costs to product development expense in the accompanying consolidated statements of operations.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2014	December 31, 2013

Accrued payroll and related costs	$1,463	$3,885
Warranty reserve	143	515
Restructuring charges	701	49
Customer deposits	—	643
Accrued taxes	33	75
Litigation charges	—	1,875
Other accrued liabilities	504	353
	$2,844	$7,395
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
Concentrations of Credit Risk and Suppliers
The Company's financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable, and lease financing obligations. The carrying value of the Company's financial instruments approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments, which are classified as either cash equivalents or short-term investments, and trade receivables. With respect to its investments, the Company has an investment policy that limits the amount of credit exposure to any one financial institution and restricts placement of the Company's investments to financial institutions independently evaluated as highly creditworthy. With respect to its trade receivables, the Company performs ongoing credit evaluations of each of its customers' financial condition. For a customer whose credit worthiness does not meet the Company's minimum criteria, the Company may require partial or full payment prior to shipment. Alternatively, prior to shipment, customers may be required to provide the Company with an irrevocable letter of credit or arrange for some other form of coverage, such as a bank guarantee, to mitigate the risk of uncollectibility. Additionally, the Company establishes an allowance for doubtful accounts and sales return allowances based upon factors surrounding the credit risk of specific customers, historical trends, and other available information. With the exception of amounts owed to the Company on sales made to certain significant customers, concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and their dispersion across many different industries and geographies. As of December 31, 2014 and 2013, the percentage of the Company's total accounts receivable balance that were due from the following significant customers is as follows (refer to Note 9 - Significant Customers for a discussion of revenues generated from the Company's significant customers):

	December 31,
	2014	2013
Enel Distribuzione Spa	3.6%	14.3%
EBV Electronik GmbH / Avnet Europe Comm VA	24.0%	8.6%
Total	27.6%	22.9%
For most of the Company's products requiring assembly, it relies on a limited number of contract electronic manufacturers,

principally Bel-Fuse (formerly TYCO).  The Company also maintains manufacturing agreements with a limited number of semiconductor manufacturers for the production of key products.
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
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	Year ended December 31,
	2014	2013	2012
Net loss (Numerator):
Net loss from continuing operations attributable to Echelon Corporation Stockholders	$(15,611)	$(14,739)	$(12,818)
Net loss from discontinued operations attributable to Echelon Corporation Stockholders	(8,715)	(2,871)	—
Net loss attributable to Echelon Corporation Stockholders	$(24,326)	$(17,610)	$(12,818)

Shares (Denominator):
Weighted average common shares outstanding	43,502	43,092	42,650
Shares used in basic computation	43,502	43,092	42,650
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—
Shares used in diluted computation	43,502	43,092	42,650

Net loss per share:
Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(0.36)	$(0.34)	$(0.30)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$(0.20)	$(0.07)	$0.00
Basic and diluted net loss per share attributable to Echelon Corporation Stockholders	$(0.56)	$(0.41)	$(0.30)

For the years ended December 31, 2014, 2013 and 2012, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options or RSUs due to the Company’s net loss position. The number of stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and contingently issuable shares excluded from this calculation for the years ended December 31, 2014, 2013 and 2012 was 4,061,346, 5,472,946 and 5,868,929, respectively.

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
2. Financial Instruments
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents, and short-term investments, and its liability related to contingent consideration due to Lumewave, Inc. ("Lumewave") shareholders at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs at December 31, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$9,023	$9,023	$—	$—
U.S. government securities(2)	30,230	—	30,230	—
Total	$39,253	$9,023	$30,230	$—

Liabilities:
Contingent consideration	$968	$—	$—	$968
Total	$968	$—	$—	$968
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
(1)    Included in cash and cash equivalents in the Company’s consolidated balance sheets

(2)	Represents the portfolio of available for sale securities and is included in restricted investments and short-term investments in the Company’s consolidated balance sheets
The Company’s available-for-sale securities consist of U.S. government securities with a minimum and weighted average credit rating of A-1+. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, the Company classifies all of its fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. The Company's procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources. There were no transfers between Level 1 and 2 hierarchies for the years ended December 31, 2014 and 2013.

The contingent consideration payable to Lumewave's shareholders, which the Company recognized upon it's purchase of Lumewave in August 2014 and is included in other long-term liabilities in the Company's consolidated balance sheets as of December 31, 2014, is classified within Level 3 because significant assumptions for this obligation are not observable in the market. The table below includes a rollforward of the balance sheet amounts for financial instruments classified by the Company within Level 3 of the valuation hierarchy for the year ended December 31, 2014 (in thousands):

Contingent Consideration
BALANCE AT DECEMBER 31, 2013	$—
Recorded in conjunction with acquisition of Lumewave, Inc.	925
Amortization of interest on contingent consideration	43
BALANCE AT DECEMBER 31, 2014	$968
As of December 31, 2014, the Company’s available-for-sale securities had contractual maturities from eight to twelve months and an average remaining term to maturity of seven months. As of December 31, 2014, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government and agency securities	$30,237	$30,230	$—	$7
Among the Company's available-for-sale securities, there have been no unrealized holding losses for a period of greater than 12 months as of December 31, 2014. The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses for the Company’s available-for-sale short-term investments, by major security type, were as follows as of December 31, 2013 (in thousands):

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
3. Property and Equipment
A summary of property and equipment, net as of December 31, 2014 and 2013 is as follows (in thousands):

	December 31, 2014	December 31, 2013
Buildings and improvements	$27,629	$37,356
Computer and other equipment	4,046	22,138
Software	3,283	3,627
Furniture and fixtures	2,205	2,625
Leasehold improvements	894	4,010
	38,057	69,756
Less: Accumulated depreciation and amortization	(27,867)	(51,086)
Property and equipment, net	$10,190	$18,670

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
Effective June 2008, the building leases were amended resulting in an extension of the lease term for both buildings through March 2020. The extended leases require minimum lease payments through March 2020 totaling approximately $48.9 million. Both leases permit the Company to exercise an option to extend the respective lease for 2 sequential 5-year terms. In addition, the amended leases eliminated the Company's requirement to provide the landlord with security deposits, which the Company had previously satisfied through the issuance of standby letters of credit (“LOCs”).
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

As a result of the sale of the Grid business on September 30, 2014 (see Note 5 - Discontinued Operations), the Company made the decision to cease use of one building within its corporate headquarters and recharacterize the building as a rental property. Consequently, management performed an impairment analysis on this building and determined that its carrying value was not recoverable. In performing this analysis, management analyzed the expected cash flows from different sub-lease scenarios using recent lease data for similar facilities in the area including market activity, expected tenant improvements and commissions, and period of time between recharacterization and lease up. As a result of this analysis,the Company recorded a write down of the building of $4.4 million during the three months ended September 30, 2014.
For the year ended December 31, 2014, the Company recorded depreciation expense associated with the building assets of $1.9 million. For each of the years ended December 31, 2013, and 2012, the Company recorded depreciation expense associated with the building assets of $2.0 million. As of December 31, 2014 and 2013, the net book value of the building assets was $7.7 million and $12.6 million, respectively.
Under the lease agreements, a portion of the total lease payments is accounted for as an operating lease of land and recorded as expense on a straight-line basis over the term of the lease. The remaining portions of the monthly lease payments are considered to be payments of principal and interest on the lease financing obligations. For each of the years ended December 31, 2014, 2013, and 2012, land lease expense was $741,000. For the years ended December 31, 2014, 2013, and 2012, principal reductions on the lease financing obligations were $2.2 million, $2.0 million and $1.9 million, respectively; and interest expense was $1.1 million, $1.2 million, and $1.4 million, respectively. See Note 11 for further information on commitments for future minimum lease payments associated with the lease financing obligations.
Impairment of certain long-lived assets of the Grid business
During the second quarter of 2014, in light of the facts mentioned in Note 5 - Discontinued Operations and Note 10 - Goodwill, prior to assessing the goodwill for impairment, the Company evaluated whether the long-lived assets of the Grid business were impaired. As the Company had not yet made a final decision between the two likely scenarios for the Grid business as of June 30, 2014, the Company assessed the realizability of long-lived assets using cash flows associated with two scenarios for this reporting unit (i.e. sale or wind down of the Grid business). The Company applied a probability weighting of two potential scenarios: cashflows from a wind down of the business versus cashflows from a potential sale of the Grid business. The wind down scenario also included an assessment of the residual value of the Grid business’ long-lived assets. The results of this analysis showed that the carrying value of the Grid business’ long-lived assets exceeded their fair value and accordingly the Company recorded a write down of property, equipment and other assets of $687,000 during the quarter ended June 30, 2014. This impairment charge has been reported as part of the discontinued operations for the year ended December 31, 2014.
4. Acquisitions

On August 15, 2014, the Company purchased 100% of the outstanding shares of Lumewave, Inc. (“Lumewave”). The acquisition was aimed at expanding the Company’s outdoor lighting business. The purchase price consisted of $1.8 million in cash paid at closing and $715,000 in common stock of the Company distributed at closing. Additionally, if certain gross margin targets for the Lumewave business are achieved during the period from August 16, 2014 through August 15, 2016, an additional $1.3 million in consideration will be payable to the selling shareholders of Lumewave. The fair value of this additional consideration was $925,000 as of September 30, 2014. The purchase price was subject to adjustment based on the final working capital balances. As a result of the final agreed-upon working capital balances, the selling shareholders agreed to repay $225,000, which was received by the Company during the quarter ended December 31, 2014. The cash purchase price has been adjusted for this $225,000 working capital adjustment.

The assets acquired and liabilities assumed have been reflected in the Company’s consolidated balance sheet at December 31, 2014, and the results of operations of Lumewave are included in the consolidated statement of operations since August 16, 2014. The following table summarizes the purchase price allocation based on estimated fair values of assets acquired and liabilities assumed at the acquisition date (amounts in thousands):

Amount
Cash and cash equivalents	$630
Accounts receivable	107
Inventory	31
Other current assets	259
Property and equipment	23
Identifiable intangible assets	1,500
Goodwill	1,257
Accounts payable	(352)
Accrued liabilities	(255)
$3,200

Identifiable intangible assets include $800,000 in developed technology, $500,000 in customer relationships, and $200,000 for trade names. The identifiable intangible assets will be amortized over a period of 6.5 years. Transaction costs associated with the acquisition were not material. The method used to value the identified intangibles was an income method approach which incorporated a discount rate ranging from 21% to 22%.

Pro forma information for this acquisition is not presented as the results of the acquired business are not material to the Company’s consolidated financial statements.

The contingent consideration was measured at fair value based on management’s estimate of achieving the specified targets and discounted to its then present value of $925,000. The contingent consideration is payable in a combination of cash and the Company’s common stock. Both the fair value of the cash and equity portions of the contingent consideration are recorded as a liability and will be remeasured each reporting period, with any change in their fair values recorded to earnings. As of December 31, 2014, the fair value of the contingent consideration was $968,000 and is recorded in Other long-term liabilities in the Company's Consolidated Balance Sheet. The equity component of the contingent consideration will ultimately be settled by issuing additional equity upon final determination of the targets being achieved.The number of shares to be issued will be based on the average closing price of the Company's stock during the six days prior to the acquisition date.
5. Discontinued Operations

During the third quarter of 2014, the Company announced that it had reached an agreement to sell its Grid business in order to focus on its IIoT business and on future opportunities in this market. On September 30, 2014, the Company completed the sale of its Grid business to S&T AG ("S&T"), a publicly traded European IT systems provider.

The consideration received for the sale of the Grid business totaled approximately $4.9 million. The Company could receive an additional $1.0 million if the revenues of the Grid business exceed $50 million for the calendar year 2015. Based on the historical results of the Grid business and near-term estimates, management of the Company does not believe the sales targets will be achieved. Accordingly, the probability weighted fair value of the contingent consideration as of September 30, 2014 and December 31, 2014, was deemed to be zero. The Company also entered into a sub-lease arrangement as well as a supply arrangement for a component of the technology sold to S&T. These arrangements each have a term of 39 months and each has been considered indirect cashflows as they were deemed to be insignificant.

After the impairment charges taken in the second quarter of 2014 (see Notes 3 and 10), and net of transaction costs, the sale of the Grid business resulted in a loss of $254,000, recorded as loss on sale of discontinued operations for the year ended December 31, 2014.

The assets and liabilities of the Company's Grid division joint venture (see Note 18) were not included in the sale to S&T. The Company is in the process of negotiating the sale of the joint venture's remaining net assets and has recorded the fair value of the assets and liabilities of the joint venture as held for sale on the accompanying balance sheet at December 31, 2014. The remaining asset and liabilities principally relate to inventory, deferred revenues and the related deferred costs of sales and accrued liabilities.

As a result of restructuring activities during the third quarter of 2014, a total of $1.4 million of restructuring costs is included in loss from discontinued operations for the year ended December 31, 2014. Of this amount, approximately $1.1 million has been paid as of December 31, 2014, and the remaining balance will be paid during the first half of 2015.

The Company has classified the results of operations of the Grid business as discontinued operations for the years ended December 31, 2014 and 2013. For years prior to 2013, the Company’s organizational structure was set up to report and track information for a single reporting unit, the Company as a whole. In late 2013, the Company underwent a reorganization into two operating segments, Grid and IIoT, which resulted in, among other things, a complex movement affecting a majority of the Company's employees, a significant modification to the Company's departmental organization structure, and a completely new way of presenting and reviewing operating performance for the new organizations. Prior to 2013, the Grid business was not deemed a component of the Company as operations and cashflows could not be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. Therefore, the reporting of discontinued operations for 2012 is not appropriate as the operations and cashflows from the Grid business were not clearly distinguished from the rest of the Company prior to 2013.   Furthermore, for 2012 it was impracticable for us to break out the separate results for the Grid business as our company was organized and operating as a single segment and separate division specific financial information is unavailable.

The table below provides a summary of the components of the net loss from discontinued operations for 2014 and 2013 and excludes certain shared overhead costs that were previosuly allocated to the Grid segment as ASC 205-20 prohibits the allocation of general overhead costs to discontinued operations.

	Year ended December 31,
	2014	2013

Revenues (1) (2)	$18,392	$40,303
Cost of revenues	11,774	24,988
Operating expenses	15,614	18,994
Loss from discontinued operations before income taxes	(8,996)	(3,679)
Income taxes	—	—
Loss on sale of Grid business	(254)	—
Net loss from discontinued operations, net of income taxes	(9,250)	(3,679)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	535	808
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	$(8,715)	$(2,871)

(1) Includes related party amounts of $112,000 and $4.4 million for the years ended December 31, 2014 and 2013, respectively.
(2) Revenues for the Grid business were $85.2 million for the year ended December 31, 2012

The sale agreement contains certain indemnification provisions related to the Grid business whereby the Company may have obligations related to the period it owned the Grid business. The Company believes the estimated fair value of these indemnification provisions are minimal and accordingly, no liability is recorded for these indemnifications as of December 31, 2014.

6. Accumulated Other Comprehensive Income (Loss)

	Foreign currency translation adjustment (Amount in thousands)	Unrealized gain (loss) on available-for-sale securities (Amount in thousands)	Accumulated Other Comprehensive Income (Loss) (Amount in thousands)
Beginning balance at December 31, 2012	$501	$8	$509
Change during the year	506	—	506
Ending balance at December 31, 2013	$1,007	$8	$1,015
Change during the year	(1,431)	(15)	(1,446)
Ending balance at December 31, 2014	$(424)	$(7)	$(431)

7. Stockholders’ Equity and Employee Stock Option Plans

a) Preferred Stock
As of December 31, 2014, the Company was authorized to issue 5,000,000 shares of new $0.01 par value preferred stock, of which none was outstanding.
(b) Common Stock
As of December 31, 2014, the Company was authorized to issue 100,000,000 shares of $0.01 par value common stock, of which 43,983,651 were outstanding.
(c) Stock Option Programs
The Company grants equity compensation awards under the 1997 Stock Plan (the “1997 Plan”). A more detailed description of the 1997 Plan can be found below.
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
1997 Stock Plan
During 1997, the Company adopted the 1997 Stock Plan for employees, officers, directors, and non-employee consultants, which was amended and restated in May 2004, and further amended and restated in April 2013. During 2013, the Board determined that it was in the best interest of the Company and the stockholders to amend and restate the Plan. In setting the share reserve under the amended Plan, the Company considered the number of outstanding awards and forecasted grants under the Plan. As of March 31, 2013 a total of 20,972,838 shares of its Common Stock were reserved for issuance under the Plan, of which 5,505,404 shares were subject to outstanding awards and 15,467,434 shares remained available for new awards under the Plan. Upon approval of the amended Plan by the shareholders, the total number of shares issuable under the Plan after March 31, 2013, was reduced from 20,972,838 to 10,905,404, including the 5,505,404 shares subject to current outstanding awards plus an additional 5,400,000 shares for future new awards. As of December 31, 2014, there were 5,152,177 shares available for future new awards, which we expect will be sufficient to meet expected grants by the Company under the Plan for the next one to two years. However future business needs may affect this projection. In determining size of the share reserve, the Company took into account historical grant practices and the rate of granting equity awards (“burn rate”).

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
As of December 31, 2014, a total of 9,042,398 shares of Common Stock were reserved for issuance under the 1997 Plan. Incentive stock options to purchase shares of common stock may be granted at not less than 100% of the fair market value. Options granted from May 6, 2003 to March 31, 2013, generally have a term of five years from the date of grant. All other options granted generally have a term of ten years. The exercise price of stock options granted under the 1997 Plan is determined by the Board of Directors (or a Committee of the Board of Directors), but will be at least equal to 100% of the fair market value per share of common stock on the date of grant (or at least 110% of such fair market value for an incentive stock option granted to a stockholder with greater than 10% voting power of all stock), except that up to 10% of the aggregate number of shares reserved for issuance under the 1997 Plan (including shares that have been issued or are issuable in connection with options exercised or granted under the 1997 Plan) may have exercise prices that are from 0% to 100% of the fair market value of the common stock on the date of grant. Options generally vest ratably over four years.
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
(d) Stock Award Activity

The following table summarizes stock award activity under all plans for the years ended December 31, 2014, 2013, and 2012:

		Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted-Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2011	13,047,736	3,103,472	$8.71
Options granted	(1,883,388)	1,883,388	3.21
RSUs granted	(700,987)	—	—
Options and stock appreciation rights cancelled	1,047,545	(1,047,545)	8.73
RSUs cancelled	315,817	—	—
1998 Directors Plan shares expired	(60,000)	—	—
Additional shares reserved	1,700,859	—	—
BALANCE AT DECEMBER 31, 2012	13,467,582	3,939,315	$6.08
Options granted	(1,785,728)	1,785,728	2.34
RSUs granted	(702,665)	—	—
Options and stock appreciation rights cancelled	1,620,194	(1,620,194)	6.89
RSUs cancelled	471,867	—	—
Unissued shares eliminated from plan	(15,542,434)	—	—
1998 Directors Plan shares expired	(75,000)	—	—
Additional shares reserved	7,122,039	—	—
BALANCE AT DECEMBER 31, 2013	4,575,855	4,104,849	$4.13
Options granted	(468,000)	468,000	2.46
RSUs granted	(2,191,535)	—	—
Options and stock appreciation rights cancelled	1,970,662	(1,970,662)	4.70
RSUs cancelled	1,265,195	—	—
Options exercised	—	(5,395)	3.17
BALANCE AT DECEMBER 31, 2014	5,152,177	2,596,792	$3.40

The total intrinsic value of options and SARs exercised during the year ended December 31, 2014, 2013, and 2012, was approximately $3,000, $0, and $0, respectively. During the years ended December 31, 2013, and 2012, no options or SARs were exercised. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
The following table provides additional information regarding RSU and RSA activity for the years ended December 31, 2014, 2013, and 2012:

	Number Nonvested and Outstanding	Weighted-Average Grant Date Fair-Value
BALANCE AT DECEMBER 31, 2011	2,521,593	$8.40
RSUs and RSAs granted	700,987	3.25
RSUs vested and released	(977,149)	8.48
RSUs cancelled	(315,817)	7.80
BALANCE AT DECEMBER 31, 2012	1,929,614	$6.56
RSUs granted	419,056	2.34
RSUs vested and released	(522,286)	6.99
RSUs cancelled	(458,287)	6.19
BALANCE AT DECEMBER 31, 2013	1,368,097	$5.22
RSUs granted	1,289,138	2.51
RSUs vested and released	(500,528)	5.78
RSUs cancelled	(863,278)	3.69
BALANCE AT DECEMBER 31, 2014	1,293,429	$3.32

The fair value of each RSU and RSA granted to employees was estimated on the date of grant by multiplying the number of shares granted times the fair market value of the Company's stock on the grant date.

The total intrinsic value of RSUs and RSAs vested and released during the years ended December 31, 2014, 2013, and 2012 was approximately $1.2 million, $1.2 million, and $3.7 million, respectively. The intrinsic value of vested and released RSUs and RSAs is calculated by multiplying the fair market value of the Company's stock on the vesting date by the number of shares vested. As of December 31, 2014, the number of RSUs and RSAs outstanding and expected to vest was 1,242,853, with a total intrinsic value of $2.1 million. The intrinsic value of the outstanding and expected to vest RSUs and RSAs is calculated based on the market value of the Company's closing stock price of $1.70 as of December 31, 2014, the last market trading day of 2014.

The following table provides additional information for significant ranges of outstanding and exercisable stock options and SARs as of December 31, 2014:

Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$2.03-$2.23	238,000	8.88	$2.13	$—
2.24	440,000	9.25	2.24	—
2.29-2.34	18,400	9.37	2.33	—
2.37	585,200	8.44	2.37	—
2.42-2.86	130,000	8.97	2.52	—
3.17	609,992	7.29	3.17	—
3.25-5.53	235,200	4.62	4.28	—
7.46	250,000	2.63	7.46	—
8.20	40,000	0.40	8.20	—
$9.08	50,000	1.39	9.08	—
Outstanding	2,596,792	7.22	$3.40	$—
Vested and expected to vest	2,474,785	7.20	$3.45	$—
Exercisable	1,116,197	5.57	$4.50	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $1.70 as of December 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date.

8. Stock-based Compensation
(a) Valuation of Options, SARs, and RSUs Granted
The Company has elected to use the BSM option-pricing model to estimate the fair value of stock options and SARs that it grants. The BSM model incorporates various assumptions including volatility, expected term of the option from the date of grant to the time of exercise, risk-free interest rates, and dividend yields. The weighted average fair value of options and SARs granted during the years ended December 31, 2014, 2013, and 2012, was $1.47, $1.39, and $1.85, respectively, and was determined using the following weighted average assumptions:

	Year ended December 31,
	2014	2013	2012
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.0%	1.6%	0.9%
Expected volatility	66.3%	64.8%	63.9%
Expected term (in years)	5.98	6.16	6.10
The expected dividend yield reflects the fact that the Company has not paid any dividends in the past and does not currently intend to pay dividends in the foreseeable future. The risk-free interest rate assumption is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. The expected volatility is based on both the historical volatility of the Company's common stock over the most recent period commensurate with the expected life of the option as well as on implied volatility calculated from the market traded options on the Company's stock. The expected term has been calculated by applying the simplified method calculation to the new 10-year term option grants made during 2013 and 2014, as the Company does not have relevant and adequate exercise history for such options. Prior to this, the expected term had been calculated by applying a Monte Carlo simulation model that incorporated the Company's historical data on post-vest exercise activity and employee termination behavior.

The grant date fair value of RSUs and RSAs granted to employees is determined by multiplying the fair market value of the Company's stock on the grant date times the number of RSUs and RSAs awarded. During 2014, the Company issued a limited number of RSUs to non-employee consultants. The final measurement date for these awards is determined at the earlier of the date at which a commitment for performance by the consultant to earn the RSUs is reached, or the date at which the consultant's performance necessary for the RSUs to vest has been completed. Between the date of issuance and the final measurement date, which is expected to be the date the consultants' performance is complete and the awards vest, the awards are remeasured based on the fair market value of the Company's stock at each reporting date. During the year ended December 31, 2014, awards granted to non-employee consultants and the related share-based payment expense was not significant.

(b) Equity Compensation Expense for RSUs and RSAs with Financial or other Performance-Based Vesting Requirements

As of December 31, 2014, there were 700,800 non-vested RSUs and RSAs that were granted in 2010, 2011, and 2014 which were subject to service-based vesting conditions as well as certain financial or other performance-based vesting requirements that must be achieved before vesting can occur. The following table contains pertinent information regarding these outstanding awards as of December 31, 2014 (in thousands except for number of awards granted):

Grant Date	# of Awards Granted and Outstanding	Fair Value on Grant Date	Cumulative Expense Recognized	Unearned Compensation Expense	Latest Date Performance Condition Could be Met
August 2010	80,000	$596	$—	$596	April 2015
November 2011	50,000	277	—	277	April 2015
June 2014	570,800	1,404	324	1,080	December 2014
Total	700,800	$2,277	$324	$1,953

Through June 30, 2012, cumulative compensation expense of $264,000 associated with the 130,000 unvested RSUs and RSAs granted in 2010 and 2011 had been recognized. From the date of grant through June 30, 2012, the Company had believed it was probable that the associated performance requirements would be achieved and therefore recognized expense on these awards. During the third quarter of 2012, the Company believed that the performance condition was no longer probable of achievement, however the Company had also not yet determined that the performance condition was improbable of achievement. Accordingly, expense recognition was discontinued beginning in the third quarter of 2012. As of December 31, 2013, the Company determined that the performance condition was improbable of achievement and therefore the cumulative compensation expense of $264,000 associated with these awards was reversed in the quarter ended December 31, 2013. The Company continues to believe that the performance condition is improbable of achievement and therefore no expense associated with these awards was recorded during the year ended December 31, 2014.

In addition to the awards issued in 2010 and 2011, there were 953,300 non-vested RSAs with a grant date fair value of $2.3 million that were granted on June 10, 2014, which were also subject to service-based vesting conditions as well as certain performance-based vesting requirements that must be achieved before vesting can occur. These awards vest over a nine month period ending March 14, 2015, provided the performance conditions have been met as of December 31, 2014. Of these RSAs issued in June 2014, 302,000 awards with a total fair value of approximately $743,000 were granted to employees of the Grid business. As of September 30, 2014, in conjunction with the sale of the Grid business, the Company reversed all compensation expense previously recognized associated with these awards as they will not vest. Additionally, as of December 31, 2014, 80,500 awards with a grant date fair value of approximately $198,000 were granted to employees who terminated their employment during 2014. Accordingly, the Company reversed all compensation expense previously recognized associated with these awards as they will not vest. As of December 31, 2014, the Company determined that the performance conditions associated with a portion of the remaining unvested awards with a grant date fair value of $965,000 will not be achieved and therefore any previously recorded expense associated with these awards was reversed and no additional expense was recorded during the year ended December 31, 2014.

c) Expense Allocation

Compensation expense for all share-based payment awards has been recognized using the accelerated multiple-option approach. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated based on historical experience.
As of December 31, 2014, total compensation cost related to non-vested stock options and other equity based awards not yet recognized was $2.0 million, which is expected to be recognized over the next 1.1 years on a weighted-average basis.

The following table summarizes stock-based compensation expense for the years ended December 31, 2014, 2013, and 2012 and its allocation within the consolidated statements of operations (in thousands):

	Year ended 31 December,
	2014	2013	2012

Cost of revenues	$292	$198	$678
Product development	(73)	156	2,304
Sales and marketing	206	84	1,896
General and administrative	1,114	967	2,098
Discontinued operations	(342)	1,133	—
Total stock based compensation expense related to stock options and share awards	1,197	2,538	6,976
Tax benefit	—	—	—
Stock-based compensation expense related to stock options and share awards, net of tax	$1,197	$2,538	$6,976

As of December 31, 2014, approximately $8,000 and $2,000 of stock-based compensation expense was capitalized as part of the cost of inventory and deferred cost of goods sold, respectively. As of December 31, 2013, approximately $42,000 and $8,000 of stock-based compensation expense was capitalized as part of the cost of inventory and deferred cost of goods sold, respectively.
9.    Significant Customers

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the years ended December 31, 2014, 2013 and 2012, the Company had two customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributor of its IIoT products in Europe, and Enel Distribuzione Spa ("Enel"), an Italian utility company. For the years ended December 31, 2014, 2013 and 2012 the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Year ended December 31,
	2014	2013	2012
Avnet	26.2%	26.6%	9.5%
Enel	7.7%	16.1%	4.5%
Total	33.9%	42.7%	14.0%

Avnet is an indirect subsidiary of Avnet, Inc., a New York corporation, which is a distributor of electronic parts, enterprise computing and storage products, and embedded subsystems. Our agreement with Avnet has been renewed periodically and is now set to expire in March 2015.
10.     Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill as of December 31, 2014, 2013, and 2012 relates to four acquisitions, including ARIGO Software GmbH (“ARIGO”) in 2001, BeAtHome in 2002, MTC in 2003, and Lumewave, Inc. in 2014. The goodwill acquired as part of the ARIGO transaction is valued in Euros, and is therefore subject to foreign currency translation gains and losses.

The changes in the carrying amount of goodwill, net, for the years ended December 31, 2014 and 2013 are as follows (in thousands):

Total
Balance as of December 31, 2012	$8,276
Unrealized foreign currency translation gain	114
Balance as of December 31, 2013	8,390
Unrealized foreign currency translation loss	(323)
Goodwill impairment - Grid division	(3,388)
Goodwill associated with Lumewave acquisition	1,257
Balance as of December 31, 2014	$5,936

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

In performing Step 1 of the impairment test, the Company estimated the fair value of the reporting unit using the income approach. The income approach is based on a discounted cash flow analysis and calculates the fair value of the reporting unit by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to a present value, using a weighted average cost of capital (“WACC”).  The cash flows used in the income approach were based on two scenarios, cash flows associated with a winding down of the business and cash flows associated with a sale of the business. Management's assumptions included forecasted revenues and operating income for the wind down scenario and estimated proceeds from the sale of the business based on known third-party interest. We calculated the fair value for the Grid business by using a probability weighted average of the estimated fair value from both scenarios, with significantly higher weight placed on the wind down scenario. Ultimately, in the third quarter of 2014, the Company was able to locate a buyer for the Grid business during the third quarter of 2014, which led to the disposition of the business on September 30, 2014.

Based on the above analysis, it was determined that the carrying value of the Grid business, including goodwill, exceeded the fair value of the reporting unit, requiring the Company to perform Step 2 of the goodwill impairment test to measure the amount of impairment loss, if any. In performing Step 2 of the goodwill impairment test, the Company compared the implied fair value of the reporting unit’s goodwill to its carrying value of goodwill.  This test resulted in a non-cash, goodwill impairment charge of $3.4 million and a write-off of all goodwill associated with the Grid division, which was recognized during the three months ended June 30, 2014.  This impairment has been reported as part of the discontinued operations results for the year ended December 31, 2014. As a result, the Company has no goodwill remaining related to the Grid business, with the entire remaining goodwill balance of $5.9 million being attributable to the IIoT reporting unit.

Lastly, the addition to goodwill of $1.3 million during the year was due to the acquisition of Lumewave, Inc (see Note 4 for additional details). There have been no goodwill impairment losses related to the IIoT reporting unit.

Identifiable Intangible Assets

The Company's identifiable intangible assets as of December 31, 2014, relates to the acquisition of Lumewave, Inc. in August 2014 (see Note 4 for additional details). The identifiable intangible assets include $800,000 in developed technology, $500,000 in customer relationships, and $200,000 for trade names.

The changes in the carrying amount of identifiable intangible assets, net for the year ended December 31, 2014 is as follows (in thousands):

Total
Balance as of December 31, 2013	$—
Intangible assets acquired	1,500
Amortization	(87)
Balance as of December 31, 2014	$1,413

Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives. The following table presents the details of the Company's finite-lived intangible assets as of December 31, 2014 (in thousands, except for weighted-average remaining useful life):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life (in years)

Developed technology	$800	$46	$754	6.12
Customer relationships	500	29	471	6.12
Trade names	200	12	188	6.12
Total	$1,500	$87	$1,413	6.12

The following table presents the amortization of finite-lived intangible assets included in the Consolidated Statements of Operations for the year ended December 31, 2014 (in thousands):

Total
Cost of revenues	$46
Operating expenses	41
Total	$87

The following table presents the estimated future amortization of finite-lived intangible assets as of December 31, 2014 (in thousands):

Estimated Future Amoritization
2015	$231
2016	231
2017	231
2018	231
2019	231
2020 and thereafter	$258
Total	$1,413

11. Commitments and Contingencies
(a) Lease Commitments
As discussed in Note 3, the Company accounts for the leases of its corporate headquarters facilities as lease financing obligations. As of December 31, 2014, the future minimum lease payments for these lease financing obligations were as follows (in thousands):

2015	$3,411
2016	3,486
2017	3,604
2018	3,735
2019	4,196
2020	651
Total payments	$19,083
Amount representing interest	(2,962)
Present value of future minimum lease payments	$16,121
Lease financing obligations classified as current	$2,459
Lease financing obligations classified as long-term	$13,662
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

As of December 31, 2014, future minimum lease payments under all operating leases, including $4.1 million related to the land lease associated with the Company's corporate headquarters facilities (see Note 3), were as follows (in thousands):

2015	$1,148
2016	911
2017	899
2018	817
2019	776
2020	194
Total payments	$4,745
Although certain of the operating lease agreements provide for escalating rent payments over the term of the lease, rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2014, the Company has accrued approximately $180,000 of deferred rent related to these agreements, of which approximately $32,000 is reflected in current liabilities while the remainder is reflected in other long-term liabilities in the accompanying consolidated balance sheet. As of December 31, 2013, the Company has accrued approximately $215,000 of deferred rent related to these agreements, of which approximately $35,000 is reflected in current liabilities while the remainder is reflected in other long-term liabilities in the accompanying consolidated balance sheet.
As discussed in Note 5 - Discontinued Operations, in conjunction with the sale of its Grid division, the Company entered into a sublease with S&T for a portion of its corporate headquarters facility. As of December 31, 2014, the minimum sublease rental payments S&T is required to make during the remaining 36 month term of the sublease total approximately $1.9 million.

The components of net rent expense for all operating leases for the years ended December 31, 2014, 2013, and 2012, were as follows (in thousands):

	Year ended 31 December
	2014	2013	2012
Rent expense	$1,483	$1,527	$1,682
Sublease rentals	(202)	—	—
Rent expense included in discontinued operations	(160)	(145)	—
Rent expense, net	$1,121	$1,382	$1,682
(b) Royalties
The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of revenues in the Company's Consolidated Statements of Operations, was approximately $500,000, $418,000, and $508,000 for the years ended December 31, 2014, 2013, and 2012, respectively. During the years ended December 31, 2014, and 2013, royalty expense reported in discontinued operations was approximately $1,000 and $52,000, respectively
The Company will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of its products. The Company is currently unable to estimate the maximum amount of these future royalties. However, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
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
(d) Taxes
The Company conducts operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company's operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with accounting principles generally accepted in the United States of America, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and the Company believes that, as of December 31, 2014, it has adequately provided for such contingencies. However, it is possible that the Company's results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

(e) Legal Actions
In April 2009, the Company received notice that the receiver for two companies that filed for the Italian law equivalent of bankruptcy protection in May 2004, Finmek Manufacturing SpA and Finmek Access SpA (collectively, the “Finmek Companies”), had filed a lawsuit under an Italian “claw back” law in Padua, Italy against the Company, seeking the return of approximately $16.7 million in payments received by the Company in the ordinary course of business for components sold by the Company to the Finmek Companies prior to the bankruptcy filing. The Finmek Companies were among Enel’s third party meters manufacturers, and from time to time through January 2004, the Company sold components to the Finmek Companies that were incorporated into the electricity meters that were manufactured by the Finmek Companies and sold to Enel SpA for the Enel Project.  The Company believed that the Italian claw back law was not applicable to its transactions with the Finmek Companies, and the claims of the Finmek Companies’ receiver were without merit. However, it was subsequently brought to the Company's attention that a substantial percentage of claw back cases reviewed by the local courts, which are located in the jurisdiction in which the Finmek Companies were headquartered, were being decided in favor of the Finmek Companies.  To avoid any possibility of an adverse ruling against the Company, as well as to limit administrative inconvenience and curtail litigation costs, in April 2013, with the consent of its Board of Directors, the Company decided to settle this matter. The Company reached an agreement with respect to a tentative financial settlement of $3.5 million and recognized a charge for this amount in the first quarter of 2013. This settlement was formalized and became effective in the fourth quarter of 2013. It was paid in two substantially equal installments, one in the fourth quarter of 2013 and the second in the fourth quarter of 2014. The Company did not admit that the Italian claw back law applied to its circumstances as part of this settlement.
From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of December 31, 2014, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
Line of Credit
Until December 2014, the Company maintained a $5.0 million line of credit with its primary bank. The line of credit was secured by a collateral of the first priority on $6.3 million of the Company's investments placed in a separate account. In December 2014, the Company cancelled this line of credit. It continues to maintain an operating credit line of $1.0 million with its primary bank for company credit card purchases, as well as 1 standby letter of credit for $113,000. These lines of credit continue to be secured by a collateral of the first priority on $1.4 million of the Company's investments (presented as restricted investments in the Consolidated Balance Sheets). The restricted investments are classified as current assets due to the contractual duration of the undelying credit agreement. No amounts ever been drawn against the standby letters of credit issued by the bank.
12. Income Taxes
The provision for income taxes attributable to continuing operations is based upon loss from continuing operations before provision for income taxes as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Domestic	$(15,592)	$(14,358)	$(13,614)
Foreign	192	(70)	652
	$(15,400)	$(14,428)	$(12,962)
There were no income taxes attributable to discontinued operations in any of the periods presented.

The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
Federal:
Current	$—	$—	$—
Deferred	—	—	—
Total federal provision	—	—	—
State:
Current	16	17	5
Deferred	—	—	—
Total state provision	16	17	5
Foreign:
Current	195	294	214
Deferred	—	—	—
Total foreign provision	195	294	214
Total income tax expense	$211	$311	$219

The provision for income taxes differs from the amount estimated by applying the statutory Federal income tax rate to loss before taxes as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Federal tax at statutory rate of 35%	$(5,390)	$(5,050)	$(4,537)
State taxes, net of federal benefit	(577)	17	5
U.S.-Foreign rate differential	100	342	87
Change in Valuation Allowance	4,115	5,862	4,530
Research and Development credits	357	(1,241)	—
Permanent items	1,560	406	—
Others	46	(25)	134
Total income tax expense	$211	$311	$219

As of December 31, 2014 and 2013, a valuation allowance has been recorded against 100% of the gross deferred tax assets as a result of uncertainties regarding the realization of the asset balance. As of December 31, 2014 and 2013, the Company had no significant deferred tax liabilities. The components of the net deferred income tax asset are as follows (in thousands):

	Year ended December 31,
	2014	2013
Net operating loss carry forwards	$72,058	$60,961
Tax credit carry forwards	26,571	26,869
Fixed and intangible assets	6,424	7,246
Capitalized research and development costs	58	58
Reserves and other cumulative temporary differences	15,535	19,380
Gross deferred income tax assets	120,646	114,514
Valuation allowance	(120,646)	(114,514)
Net deferred income tax assets	$—	$—

As of December 31, 2014, part of the Company's valuation allowance on deferred tax assets pertains to certain tax credits and net operating loss carry forwards. In the future, it will reduce the valuation allowance associated with these credits and losses upon the earlier of the period in which it utilizes them to reduce the amount of income tax it would otherwise be required to pay on its income tax returns, or when it becomes more likely than not that the deferred tax assets are realizable. In addition, the Internal Revenue Code of 1986, as amended, contains provisions that limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. The Company performed an analysis of the ownership changes in 2001. Since that time, some ownership changes may have occurred, which could cause certain of the Company's net operating loss and credit carryforwards to be limited in future periods.
As of December 31, 2014, the Company had net operating loss carryforwards of $228.9 million for federal income tax reporting purposes and $101.0 million for state income tax reporting purposes, which expire at various dates through 2034. Of these amounts, a significant portion represents federal and state tax deductions from stock-based compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in capital in the year in which the benefit is realized. In addition, as of December 31, 2014, the Company had approximately $11.0 million and $15.4 million of tax credit carryforwards for increased research expenditures for federal and California purposes, respectively. The federal research tax credits will expire at various dates if not utilized by 2034 and the state tax credit can be carried over indefinitely. In accordance with current Internal Revenue Code rules, federal net operating loss carryforwards must be utilized in full before federal research and development tax credits can be used to offset current tax liabilities. As a result, depending on the Company's future taxable income in any given year, some or all of the federal research tax credits, as well as portions of the Company's federal and state net operating loss carryforwards, may expire before being utilized.
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

The following is a rollforward of the Company's uncertain tax positions for the years ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31,
	2014	2013
Balance as of the beginning of the year	$2,138	$3,382
Tax positions related to current year:
Additions	76	31
Reductions	(48)	—
Tax positions related to prior years:
Additions	—	—
Reductions	(232)	(571)
Settlements	—	—
Lapses in statute of limitations	(575)	(704)
Balance as of the end of the year	$1,359	$2,138

Included in the balance of total unrecognized tax benefits at December 31, 2014 are potential benefits of $469,000, which if recognized, would affect the effective rate on income from continuing operations.
On December 31, 2014, the Company had accrued interest and penalties related to the uncertain tax benefits of approximately $99,000. During 2014, the Company decreased the prior year balance by $35,000 due to foreign currency fluctuations. During 2013 and 2012, the Company decreased the prior year balance by $6,000 and $71,000, respectively, due to lapses in statutes of limitations and changes in methodology.The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. In the United States, the tax years from 1995 remain open to examination by federal and most state tax authorities due to certain net operating loss and credit carryforward positions. In the foreign jurisdictions, the number of tax years open to examination by local tax authorities ranges from three to six years.
13. Warranty Reserves
When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are generally provided for when the associated revenue is recognized. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company's current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $143,000 as of December 31, 2014 and $561,000 as of December 31, 2013. Of these amounts, $143,000 and $515,000 were included in Accrued Liabilities as of December 31, 2014 and 2013, respectively. The remaining $46,000 of the prior year balance was included in Other Long-Term Liabilities as of December 31, 2013.
14. Related Parties
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
At the time the company entered into the stock purchase agreement with Enel, it also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, the company cooperated with Enel to integrate its LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. The company completed the sale of its components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, the company supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, the company entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from the company. Under the software enhancement agreement, the company provides software enhancements to Enel for use in its Contatore Elettronico system. The software enhancement was assigned to S&T as part of the sale of our Grid division in September 2014. The development and supply agreement expired in December 2014, although delivery of products can extend beyond then and the agreement may be extended under certain circumstances.
For the years ended December 31, 2014, 2013, and 2012, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $3.0 million, $7.4 million, and $6.5 million, respectively. As of December 31, 2014 and 2013, $158,000 and $1.6 million of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers, respectively.
15. Restructuring
In May 2012, the Company undertook cost cutting measures by initiating a headcount reduction of 42 full-time employees worldwide, to be terminated between May 2012 and December 2013. In connection with this restructuring plan, in 2012, the Company recorded restructuring charges of approximately $1.2 million related to termination benefits for these personnel.
The following table sets forth a summary of restructuring activities related to the Company’s May 2012 restructuring program in 2014 (in thousands):

	December 31, 2013	Costs Incurred	Cash Payments	December 31, 2014
Termination benefits	$49	$—	$49	$—

The following table sets forth a summary of restructuring activities related to the Company’s May 2012 restructuring program in 2013 (in thousands):

	December 31, 2012	Costs Incurred	Cash Payments	December 31, 2013
Termination benefits	$149	$—	$100	$49
On February 12, 2013, the Company undertook further restructuring actions affecting approximately 43 employees to be terminated between February 2013 and December 2013, as part of an overall plan to reshape the Company for the future. In connection with this restructuring, the Company recorded restructuring charges of approximately $2.5 million related to termination benefits for these personnel during the year ended December 31, 2013.
The following table sets forth a summary of restructuring activities related to the Company's February 2013 restructuring program (in thousands):

	December 31, 2012	Costs Incurred	Cash Payments	December 31, 2013
Termination benefits	—	2,522	2,522	—
On September 30, 2014, and again in the fourth quarter of 2014, in connection with the sale of the Grid business, the Company undertook further restructuring actions affecting approximately 44 employees to be terminated between September 2014 and March 31, 2015, as part of the strategic plan to focus on the Company's IIoT business. In connection with this restructuring, the Company recorded restructuring charges as noted in the table below, of which $1.4 million was included in the net loss from discontinued operations for the year ended December 31, 2014.
The following table sets forth a summary of restructuring activities related to the Company’s 2014 restructuring program (in thousands):

	December 31, 2013	Costs Incurred	Cash Payments	December 31, 2014
Termination benefits	—	1,841	1,140	701
Accrued restructuring charges as of December 31, 2014 comprise the remaining liability balance from the 2014 restructurings and are reflected in accrued liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2014. The Company expects to pay these accrued termination benefits through the first half of 2015.

16. Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Charged/ (Credited) to Revenues and Expenses	Write-Off of Previously Provided Accounts	Balance at End of Period
Year Ended December 31, 2014:
Allowance for Doubtful Accounts	$353	$(46)	$250	$57
Allowance for Customer Returns and Sales Credits	$530	$3,729	$3,858	$401

Year Ended December 31, 2013:
Allowance for Doubtful Accounts	$430	$55	$132	$353
Allowance for Customer Returns and Sales Credits	$429	$5,375	$5,274	$530

Year Ended December 31, 2012:
Allowance for Doubtful Accounts	$390	$48	$8	$430
Allowance for Customer Returns and Sales Credits	$1,411	$4,265	$5,247	$429
17.     Segment Disclosure

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

In late 2013, the Company underwent a reorganization into two operating segments, Grid and IIoT, which resulted in, among other things, a complex movement affecting a majority of the Company's employees, a significant modification to the Company's departmental organization structure, and a completely new way of presenting and reviewing operating performance for the new organizations. Prior to this point, the Company was not structured nor was it managed in a “product line” manner. Therefore, for years prior to 2013, the Company’s organizational structure was set up to report and track information for a single reporting unit, the Company as a whole. Thus, management believes that restatement of information for the Grid business for years prior to 2013 is impracticable. In September 2014, the Company sold its Grid business to S&T, thus reducing the number of reportable segments from two to one. For the years ending December 31, 2014 and 2013, the Grid business is captured in discontinued operations.

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
The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2014 and December 31, 2013, long-lived assets of approximately $15.6 million and $24.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Americas
United States	$10,680	$11,787	$32,981
Other Americas	2,074	1,380	2,485
Total Americas	12,754	13,167	35,466
EMEA
Germany	10,733	12,789	13,097
Finland	77	95	38,958
Denmark	66	55	10,939
Other EMEA	3,618	6,955	21,195
Total EMEA	14,494	19,894	84,189
APJ
China	$3,225	$5,286	$6,848
Other APJ	$8,257	$7,510	$7,514
Total APJ	$11,482	$12,796	$14,362
Total	$38,730	$45,857	$134,017

For information regarding the Company’s major customers, please refer to Note 9, Significant Customers.
18. Joint Venture
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture's intended focus was on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s Consolidated Financial Statements as of December 31, 2014, and for the three years then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the noncontrolling interest in subsidiary on the Consolidated Balance Sheet as of December 31, 2014 and 2013. Net loss attributable to the noncontrolling interest in Echelon-Holley was $535,000, $808,000, and $363,000 during years ended December 31, 2014, 2013, and 2012, respectively.
As of December 31, 2014, Echelon and Holley Metering had contributed in cash a total of approximately $4,000,000 in Share Capital, as defined, to Echelon-Holley in proportion to their respective ownership interests.
In connection with the decision to sell the Grid business announced in the third quarter of 2014, the Company is in the process of selling the remaining net assets of the joint venture and has recorded the fair value of the assets and liabilities of the joint venture as held for sale on the accompanying balance sheet at December 31, 2014. The major classes of assets and liabilities classified as held for sale are inventory, deferred revenues and the related deferred costs of sales and accrued liabilities. In addition, the net loss attributable to the non-controlling interests have also been presented as part of discontinued operations in the consolidated statement of operations for the years ended December 31, 2014 and 2013.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
The following tables set forth certain consolidated statement of operations data for each of the quarters in 2014 and 2013. This information has been derived from the Company's quarterly unaudited consolidated financial statements. The quarterly unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with the annual audited consolidated financial statements and notes appearing in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

	Three months ended
	December 2014	September 2014	June 2014	March 2014	December 2013	September 2013	June 2013	March 2013
Consolidated Statement of Operations Data:
Revenues	9,647	9,178	8,981	10,924	12,518	10,177	11,398	11,764
Cost of revenues	4,316	4,180	3,784	4,538	4,928	3,795	4,639	4,653
Gross profit	5,331	4,998	5,197	6,386	7,590	6,382	6,759	7,111
Operating expenses:
Product development	2,286	2,305	2,170	2,749	2,830	2,711	2,258	3,123
Sales and marketing	2,498	2,160	2,265	2,175	2,130	2,232	2,237	2,462
General and administrative	2,847	3,538	3,579	3,770	3,599	3,925	3,234	3,886
Loss on write down of property, equipment and other	—	4,409	—	—	—	—	—	—
Litigation charges	—	—	—	—	—	—	—	3,452
Restructuring charges	164	227	—	—	—	—	—	2,254
Total operating expenses	7,795	12,639	8,014	8,694	8,559	8,868	7,729	15,177
Loss from continuing operations	(2,464)	(7,641)	(2,817)	(2,308)	(969)	(2,486)	(970)	(8,066)
Interest and other income (expense), net	269	719	(69)	11	(216)	(606)	(164)	284
Interest expense on lease financing obligations	(261)	(271)	(280)	(288)	(297)	(305)	(312)	(321)
Loss from continuing operations before provision for income taxes	(2,456)	(7,193)	(3,166)	(2,585)	(1,482)	(3,397)	(1,446)	(8,103)
Income tax expense (benefit)	97	33	106	(25)	55	113	106	37
Net loss from continuing operations attributable to Echelon Corporation Stockholders	(2,553)	(7,226)	(3,272)	(2,560)	(1,537)	(3,510)	(1,552)	(8,140)
Net loss from discontinued operations, net of income taxes	—	(2,141)	(5,579)	(1,530)	(2,704)	(269)	549	(1,255)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	—	179	239	117	218	266	176	148
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	—	(1,962)	(5,340)	(1,413)	(2,486)	(3)	725	(1,107)
Net loss attributable to Echelon Corporation stockholders	$(2,553)	$(9,188)	$(8,612)	$(3,973)	$(4,023)	$(3,513)	$(827)	$(9,247)

Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(0.06)	$(0.17)	$(0.08)	$(0.06)	$(0.04)	$(0.08)	$(0.04)	$(0.19)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$—	$(0.05)	$(0.12)	$(0.03)	$(0.06)	$—	$0.02	$(0.03)
Basic and diluted net loss per share attributable to Echelon Corporation Stockholders	$(0.06)	$(0.21)	$(0.20)	$(0.09)	$(0.09)	$(0.08)	$(0.02)	$(0.22)
Shares used in net loss per share calculation:
Basic	43,904	43,507	43,325	43,264	43,252	43,184	43,000	42,929
Diluted	43,904	43,507	43,325	43,264	43,252	43,184	43,000	42,929

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION
Date:	March 11, 2015	By:	/s/ William R. Slakey
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

Signatures	Title	Date
/s/ Ronald Sege	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2015
Ronald Sege

/s/ William R. Slakey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2015
William R. Slakey

/s/ C. Michael Marszewski	Vice President Corporate Controller (Principal Accounting Officer)	March 11, 2015
C. Michael Marszewski

s/ Armas Clifford Markkula, Jr	Vice Chairman	March 11, 2015
Armas Clifford Markkula, Jr.

/s/ Robert J. Finocchio, Jr.	Director	February 28, 2015
Robert J. Finocchio, Jr

/s/ Robert R. Maxfield	Director	February 27, 2015
Robert R. Maxfield

/s/ Richard M. Moley	Director	March 4, 2015
Richard M. Moley

/s/ Betsy Rafael	Director	March 4, 2015
Betsy Rafael

EXHIBIT INDEX

Exhibit No.	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.3(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Registrant's Common Stock Certificate.
4.2(4)	Second Amended and Restated Modification Agreement dated May 15, 1997.
10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(10)	1997 Stock Plan (as amended and restated March 26, 2004)
10.2(16)+	1997 Stock Plan (as amended and restated April 3, 2013)
10.2(a)(5)+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature
10.2(b)(5)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature
10.2(c)(6)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement
10.2(d)(5)+	Form of 1997 Stock Plan Performance Share Agreement (re: non-standard vesting schedule)
10.2(e)(5)+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees
10.2(f)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees
10.2(g)(5)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees
10.2(h)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria
10.2(i)(5)+	Form of 1997 Stock Plan Performance Share Agreement
10.2(j)(13)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement
10.2(k)(7)+	Form of 1997 Stock Plan Performance Share Agreement for US-based corporate officers
10.2(l)(11)+	Form of 1997 Stock Plan Performance Share Agreement for non US-based corporate officers
10.2(m)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for US-based corporate officers
10.2(n)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non US-based corporate officers
10.2(o)(12)+	Form of 1997 Stock Plan Restricted Stock Award Agreement
10.2(p)(15)+	Form of 1997 Stock Plan Stock Option Agreement for U.S. Optionees (2012)
10.2(q)(15)+	Form of 1997 Stock Plan Stock Option Agreement for U.S. Corporate Officers (2012)
10.2(r)(15)+	Form of 1997 Stock Plan Stock Option Agreement for Optionees Outside the U.S. (2012)
10.2(s)(15)+	Form of 1997 Stock Plan Stock Option Agreement for Corporate Officers Outside the U.S. (2012)
10.2(t)(15)+	Form of 1997 Stock Plan Stock Option Agreement Appendix A for Optionees Outside the U.S. (2012)
10.2(u)(15)+	Form of 1997 Stock Plan Performance Share Agreement for Participants Outside the U.S. (2012)
10.2(v)(15)+	Form of 1997 Stock Plan Performance Share Agreement for Corporate Officers Outside the U.S. (2012)
10.2(w)(15)+	Form of 1997 Stock Plan Performance Share Agreement Appendix A for Participants Outside the U.S. (2012)
10.2 (15)+	1997 Stock Plan (as amended and restated August 18, 2010)
10.3 (4)	1988 Stock Option Plan and forms of related agreements.
10.4 (4)	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).
10.5 (4)	Form of International Distributor Agreement.
10.6 (4)	Form of OEM License Agreement.
10.7 (4)	Form of Software License Agreement.
10.8 (4)	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.
10.9 (8)	1998 Director Option Plan.
10.10 (9)	Building 1 Lease Agreement dated December 30, 1999
10.11 (9)	First Amendment to Building 1 Lease Agreement dated May 10, 2000

10.12 (9)	Echelon Corporation Common Stock Purchase Agreement with ENEL S.p.A. dated June 30, 2000
10.13 (9)	Second Amendment to Building 1 Lease Agreement dated September 22, 2000
10.14 (9)	Building 2 Lease Agreement dated November 15, 2001
10.15 (9)	Third Amendment to Building 1 Lease Agreement dated April 10, 2008
10.16 (9)	First Amendment to Building 2 Lease Agreement dated April 10, 2008
10.17 (14)	Form of Value Added Reseller Agreement
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