Form 10-Q
period 2015-03-31
ECHELON CORP
filed 2015-05-11
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________
FORM 10‑Q
______________
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes ☐ No ☒
As of April 30, 2015, 44,052,160 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10‑Q
FOR THE QUARTER ENDED MARCH 31, 2015

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
ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,357	$13,340
Restricted investments	1,401	1,401
Short-term investments	28,837	28,829
Accounts receivable, net [1]	4,047	3,948
Inventories	3,156	3,243
Deferred cost of goods sold	957	935
Other current assets	1,297	1,084
Current assets of discontinued operations held for sale	596	597
Total current assets	49,648	53,377

Property and equipment, net	9,759	10,190
Intangible assets, net	1,356	1,413
Goodwill	5,675	5,936
Other long‑term assets	648	694
Long-term assets of discontinued operations held for sale	34	36
Total assets	$67,120	$71,646

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,143	$3,614
Accrued liabilities	2,910	2,844
Current portion of lease financing obligations	2,514	2,459
Deferred revenues	3,265	3,126
Current liabilities of discontinued operations held for sale	1,024	1,024
Total current liabilities	11,856	13,067
LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	13,020	13,662
Other long-term liabilities	1,555	1,740
Total long-term liabilities	14,575	15,402

STOCKHOLDERS’ EQUITY:
Common stock	473	472
Additional paid-in capital	356,233	356,181
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	(1,548)	(431)
Accumulated deficit	(286,593)	(285,169)
Total Echelon Corporation stockholders’ equity	40,435	42,923
Noncontrolling interest in discontinued operations of subsidiary held for sale	254	254
Total stockholders’ equity	40,689	43,177
Total liabilities and stockholders’ equity	$67,120	$71,646
1 Includes related party receivable of $341 and $158 as of March 31, 2015 and December 31, 2014, respectively.
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenues (2)	$9,868	$10,924
Cost of revenues (1)	4,244	4,538
Gross profit	5,624	6,386
Operating expenses:
Product development (1)	2,612	2,749
Sales and marketing (1)	2,188	2,175
General and administrative (1)	2,821	3,770
Total operating expenses	7,621	8,694
Loss from continuing operations	(1,997)	(2,308)
Interest and other income, net	838	11
Interest expense on lease financing obligations	(252)	(288)
Loss from continuing operations before provision for income taxes	(1,411)	(2,585)
Income tax expense (benefit)	13	(25)
Net loss from continuing operations attributable to Echelon Corporation Stockholders	(1,424)	(2,560)

Net loss from discontinued operations, net of income taxes	—	(1,530)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	$—	$117
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	$—	$(1,413)

Net loss attributable to Echelon Corporation Stockholders	$(1,424)	$(3,973)

Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(0.03)	$(0.06)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$0.00	$(0.03)
Basic and diluted net loss per share attributable to Echelon Corporation Stockholders	$(0.03)	$(0.09)

Shares used in computing net loss per share:
Basic	43,950	43,264
Diluted	43,950	43,264

(1)	See Note 6 for summary of amounts included representing stock-based compensation expense.

(2)	Includes related party amounts of $788 and $1,549 for the three months ended March 31, 2015 and 2014, respectively. See Note 7 and Note 14 for additional information on related party transactions.
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net loss from continuing operations attributable to Echelon Corporation Stockholders	$(1,424)	$(2,560)
Net loss from discontinued operations, net of income taxes	$—	$(1,530)
Net loss	$(1,424)	$(4,090)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,125)	(66)
Unrealized holding loss on available-for-sale securities	8	(1)
Total other comprehensive loss	(1,117)	(67)
Comprehensive loss	$(2,541)	$(4,157)
Less: comprehensive loss from discontinued operations attributable to non-controlling interests	$—	$117
Comprehensive loss attributable to Echelon Corporation Stockholders	$(2,541)	$(4,040)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(1,424)	$(4,090)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	601	923
Increase in allowance for doubtful accounts	37	33
Loss on disposal of and write down of property, equipment and other	—	3
Reduction of (increase in) accrued investment income	(8)	5
Stock-based compensation	157	883
Adjustment to contingent consideration	(101)	—
Change in operating assets and liabilities:
Accounts receivable	(136)	609
Inventories	87	824
Deferred cost of goods sold	(22)	33
Other current assets	(231)	22
Accounts payable	(1,459)	605
Accrued liabilities	14	(1,912)
Deferred revenues	141	647
Deferred rent	(9)	(9)
Net cash used in operating activities	(2,353)	(1,424)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available‑for‑sale short‑term investments	(3,991)	(8,993)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	4,000	13,983
Change in other long‑term assets	16	3
Capital expenditures	(113)	(302)
Net cash provided by (used in) investing activities	(88)	4,691

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(587)	(541)
Proceeds from exercise of stock options	—	17
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(104)	(7)
Net cash used in financing activities	(691)	(531)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(851)	(73)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,983)	2,663

CASH AND CASH EQUIVALENTS:
Beginning of period	13,340	14,648
End of period	$9,357	$17,311

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$252	$285
Cash paid for income taxes	$69	$103
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

In the third quarter of 2014, the Company announced and completed the sale of its Grid business to S&T AG ("S&T"), a publicly traded European IT systems provider with an existing focus on smart energy products and services. The results of the Grid business are now classified as discontinued operations. As a result of this transaction, the Company now operates in one reporting segment- the Industrial Internet of Things ("IIoT") segment.
While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered, and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2014 included in its Annual Report on Form 10‑K.
There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2014.
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

•
The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 35.2% of net revenues for the three months ended March 31, 2015, were derived from two customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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
Recently Issued Accounting Standards
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017, although the FASB has recently proposed a one year delay. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
Revenue Recognition
The Company’s revenues are derived from the sale and license of its products and to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Service revenues consist of product technical support (including in limited circumstances software post-contract support services) and training.
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
The Company's multiple deliverable revenue arrangements have historically been primarily related to sales of Grid products. As noted above, we completed the sale of our Grid division to S&T in September 2014. Revenues from the Grid division are included in discontinued operations (see Note 5). For further information regarding our accounting for multiple deliverable revenue arrangements, please see Note 1 - Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2014 Annual Report on Form 10-K.
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
Restricted Investments

As of March 31, 2015, restricted investments consist of balances maintained by the Company with an investment advisor in money market funds and permitted treasury bills. These balances represent collateral for a $1.0 million operating line of credit issued to the Company by its primary bank for credit card purchases, as well as one standby letter of credit for $113,000. Because the Company’s agreement with the lender prevents the Company from withdrawing these funds, they are considered restricted. No amounts have ever been drawn against the standby letters of credit issued by the bank.

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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company's only financial assets and liabilities required to be measured at fair value on a recurring basis at March 31, 2015, are its fixed income available-for-sale securities and its liability related to contingent consideration due to Lumewave, Inc. ("Lumewave") shareholders. See Note 2 of these Notes to Condensed Consolidated Financial Statements for a summary of the input levels used in determining the fair value of these assets and liabilities as of March 31, 2015.
Goodwill
Goodwill is tested for impairment using a two-step approach. The Company evaluates goodwill, at a minimum, on an annual basis during the first quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. There was no impairment of goodwill as a result of the annual impairment review performed during the quarter ended March 31, 2015 .
Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units were estimated using a combination of the income approach and the market approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.
For the quarter ended June 30, 2014, the Company concluded there were indicators of potential goodwill impairment for the Company’s Grid business, including continued weakness and increased uncertainty in the Grid market; changes in the extent and manner of use of the unit's long-lived assets; and changes in our long-term strategy for the Grid business. As a result of identifying indicators of impairment, the Company performed an impairment test of goodwill as of June 30, 2014.

Based on the Company's analysis using the two-step approach defined above, the Company recorded a non-cash, goodwill impairment charge of $3.4 million in the second quarter of 2014.  This impairment was reported as part of the discontinued operations results for the year ended December 31, 2014. As a result, the Company has no goodwill remaining related to the Grid business, with the entire remaining goodwill balance being attributable to the IIoT reporting unit. This includes goodwill of $1.3 million that was added during the year ended December 31, 2014 in conjunction with the acquisition of Lumewave, Inc. (see Note 4 for additional details).

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

Items Measured at Fair Value on a Recurring Basis
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, and its liability related to contingent consideration due to Lumewave shareholders, at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs at March 31, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$3,034	$3,034	$—	$—
U.S. government securities(2)	30,238	—	30,238	—
Total	$33,272	$3,034	$30,238	$—

Liabilities:
Contingent consideration	$867	$—	$—	$867
Total	$867	$—	$—	$867
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
(1)    Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets

(2)	Represents the portfolio of available for sale securities that is included in restricted investments and short-term investments in the Company’s condensed consolidated balance sheets
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

The contingent consideration payable to Lumewave's shareholders, which the Company recognized upon its purchase of Lumewave in August 2014 and is included in other long-term liabilities in the Company's condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, is classified within Level 3 because significant assumptions for this obligation are not observable in the market. The table below includes a rollforward of the balance sheet amounts for financial instruments classified by the Company within Level 3 of the valuation hierarchy for the three months ended March 31, 2015 (in thousands):

Contingent Consideration
BALANCE AT DECEMBER 31, 2014	$968
Amortization of interest and change in fair value on contingent consideration	(101)
BALANCE AT MARCH 31, 2015	$867
As of March 31, 2015, the Company’s available-for-sale securities had contractual maturities from eight to twelve months and an average remaining term to maturity of five months. As of March 31, 2015, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$30,237	$30,238	$1	$—
The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses for the Company’s available-for-sale short-term investments, by major security type, were as follows as of December 31, 2014 (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$30,237	$30,230	$—	$7
Market values were determined for each individual security in the investment portfolio. The Company reviews its investments on a regular basis to evaluate whether or not any have experienced an other-than-temporary decline in fair value.

3. Earnings Per Share:
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss from continuing and discontinued operations per share computations for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Net loss (Numerator):
Net loss from continuing operations attributable to Echelon Corporation Stockholders	$(1,424)	$(2,560)
Net loss from discontinued operations attributable to Echelon Corporation Stockholders	—	(1,413)
Net loss attributable to Echelon Corporation Stockholders	(1,424)	(3,973)
Shares (Denominator):
Weighted average common shares outstanding	43,950	43,264
Shares used in basic computation	43,950	43,264
Common shares issuable upon exercise of stock options (treasury stock method)	—	—
Shares used in diluted computation	43,950	43,264
Net loss per share:
Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(0.03)	$(0.06)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$0.00	$(0.03)
Basic and diluted net loss per share attributable to Echelon Corporation Stockholders	$(0.03)	$(0.09)

For the three months ended March 31, 2015 and 2014, the diluted net loss per share calculation is equivalent to the basic net loss from continuing operations, discontinued operations, and total net loss attributable to Echelon Corporation Stockholders per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and contingently issuable shares excluded from this calculation for the three months ended March 31, 2015 and 2014 was 3,016,452 and 5,510,123, respectively.
4. Acquisitions

On August 15, 2014, the Company purchased 100% of the outstanding shares of Lumewave. The acquisition was aimed at expanding the Company’s outdoor lighting business. The purchase price consisted of $1.8 million in cash paid at closing and $715,000 in common stock of the Company distributed at closing. Additionally, if certain gross profit targets for the Lumewave business are achieved during the period from August 16, 2014 through August 15, 2016, an additional $1.3 million in consideration will be payable to the selling shareholders of Lumewave. The fair value of this additional consideration was $925,000 as of September 30, 2014. The purchase price was subject to adjustment based on the final working capital balances. As a result of the final agreed-upon working capital balances, the selling shareholders agreed to repay $225,000. Accordingly, the Company has recorded the $225,000, which was received by the Company in 2014. The cash purchase price has been adjusted for this $225,000 working capital adjustment.

The assets acquired and liabilities assumed have been reflected in the Company’s condensed consolidated balance sheet as of March 31, 2015, and the results of operations of Lumewave are included in the condensed consolidated statement of operations since August 16, 2014. The following table summarizes the purchase price allocation based on estimated fair values of assets acquired and liabilities assumed at the acquisition date (amounts in thousands):

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

The contingent consideration was measured at fair value based on management’s estimate of achieving the specified targets and discounted to its then present value of $925,000. The contingent consideration is payable in a combination of cash and the Company’s common stock. Both the fair value of the cash and equity portions of the contingent consideration are recorded as a liability and will be remeasured each reporting period, with any change in their fair values recorded to earnings. As of March 31, 2015, the fair value of the contingent consideration was $867,000 and is recorded in Other long-term liabilities in the Company's condensed consolidated balance sheet. The equity component of the contingent consideration will ultimately be settled by issuing additional equity upon final determination of the targets being achieved. The number of shares to be issued will be based on the average closing price of the Company's stock during the six days prior to the acquisition date.

5. Discontinued Operations

During the third quarter of 2014, the Company announced that it had reached an agreement to sell its Grid business in order to focus on its IIoT business and on future opportunities in this market. On September 30, 2014, the Company completed the sale of its Grid business to S&T, a publicly traded European IT systems provider.

The consideration received for the sale of the Grid business totaled approximately $4.9 million. Additionally, the Company could receive an additional $1.0 million if the revenues of the Grid business exceed $50 million for the calendar year 2015. Based on the historical results of the Grid business and near-term estimates, management of the Company does not believe the sales targets will be achieved. Due to the significant uncertainty in achievement, no value has been given to this contingent consideration. The Company also entered into a sub-lease arrangement as well as a supply arrangement for a component of the technology sold to S&T. These arrangements each have a term of 39 months and each has been considered indirect cashflows as they were deemed to be insignificant.

The assets and liabilities of the Company's Grid division joint venture (see Note 16) were not included in the sale to S&T. The Company is in the process of negotiating the sale of the joint venture's remaining net assets and has recorded the assets and liabilities of the joint venture at the lower of their carrying amount or fair value less cost to sell and has classified them as held for sale on the Company's condensed consolidated balance sheets. The remaining asset and liabilities principally relate to inventory, deferred revenues and the related deferred costs of sales, and accrued liabilities.

The Company has classified the results of operations of the Grid business as discontinued operations for all periods presented. There was no activity related to the Grid business during the three months ended March 31, 2015. The table below provides a summary of the components of the net loss from discontinued operations for the three months ended March 31, 2014, and excludes certain shared overhead costs that were previously allocated to the Grid segment as ASC 205-20 prohibits the allocation of general overhead costs to discontinued operations.

Amount

Revenues	$6,867
Cost of revenues	4,605
Operating expenses	3,792
Loss from discontinued operations before income taxes	(1,530)
Income taxes	—
Loss on sale of Grid business	—
Net loss from discontinued operations, net of income taxes	$(1,530)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	$117
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	$(1,413)

The sale agreement contains certain indemnification provisions related to the Grid business whereby the Company may have obligations related to the period it owned the Grid business. The Company believes the estimated fair value of these indemnification provisions are minimal and accordingly, no liability is recorded for these indemnifications as of March 31, 2015.
6. Stockholders’ Equity and Employee Stock Option Plans:

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended March 31, 2015 and 2014 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Cost of revenues	$(41)	$91
Product development	99	217
Sales and marketing	(83)	61
General and administrative	182	316
Discontinued operations	—	198
Total	$157	$883

The current quarter negative expense for the cost of revenues and sales and marketing departments is primarily due to the impact of reversal of expense resulting from the forfeiture of equity awards for certain employees whose employment terminated during the quarter.

Stock Award Activity

The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $0 and $3,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the options. There were no options exercised during the three months ended March 31, 2015.

The total fair value of RSUs vested and released during the three months ended March 31, 2015 and 2014 was approximately $244,000 and $28,000, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

Stock-based Compensation Expense for Awards with Financial-Based Performance Vesting Requirements

As of March 31, 2015, there were 112,500 unvested RSUs and RSAs, issued in prior years, that were subject to service-based vesting conditions as well as certain financial or other performance-based vesting requirements that must be achieved before vesting can occur. As of December 31, 2013, the Company determined that the performance condition was improbable of achievement and therefore the cumulative compensation expense of $217,000 associated with these awards was reversed. The Company continues to believe that the performance condition is improbable of achievement and therefore no expense was booked during the three months ended March 31, 2015. These awards have subsequently expired as of April 1, 2015.

7.    Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three months ended March 31, 2015 and 2014, the Company had two customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributors of its IIoT products in Europe and Enel Distribuzione Spa ("Enel"), an Italian utility company. For the three months ended March 31, 2015 and 2014, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended
	March 31,
	2015	2014
Avnet	27.2%	27.6%
Enel	8.0%	14.2%
Total	35.2%	41.8%

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
From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of March 31, 2015, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
Line of Credit
Until December 2014, the Company maintained a $5.0 million line of credit with its primary bank. The line of credit was secured by a collateral of the first priority on $6.3 million of our investments placed in a separate account. In December 2014, the Company cancelled this line of credit. It continues to maintain an operating credit line of $1.0 million with its primary bank for company credit card purchases, as well as 1 standby letter of credit for $113,000. These lines of credit continue to be secured by a collateral of the first priority on $1.4 million of the Company's investments (presented as restricted investments in the Condensed Consolidated Balance Sheets). The restricted investments are classified as current assets due to the contractual duration of the underlying credit agreement. No amounts have ever been drawn against the standby letters of credit issued by the bank.

9. Accumulated Other Comprehensive Income (Loss):

	Foreign currency translation adjustment (Amount in thousands)	Unrealized gain (loss) on available-for-sale securities (Amount in thousands)	Accumulated Other Comprehensive Income (Loss) (Amount in thousands)
Beginning balance at December 31, 2014	$(424)	$(7)	$(431)
Change during January- March 2015	(1,125)	8	(1,117)
Balance at March 31, 2015	(1,549)	1	(1,548)

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

10.     Inventories:
Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014

Purchased materials	$334	$402
Finished goods	2,822	2,841
	$3,156	$3,243
11. Accrued Liabilities:
Accrued liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014

Accrued payroll and related costs	$1,482	$1,463
Warranty reserve	145	143
Restructuring charges	472	701
Accrued taxes	—	33
Other accrued liabilities	811	504
	$2,910	$2,844
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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived and other assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2015 and December 31, 2014, long-lived assets of approximately $15.1 million and $15.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the condensed consolidated financial statements.

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations, value-added resellers, and local distributors, primarily in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Americas	$3,196	$3,141
EMEA	4,412	4,086
APJ	2,260	3,697
Total	$9,868	$10,924

For information regarding the Company’s major customers, please refer to Note 7, Significant Customers.
13. Income Taxes:
The provision (benefit) for income taxes for the three months ended March 31, 2015 and 2014 were $13,000 and $(25,000), respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
As of March 31, 2015 and December 31, 2014, the Company had gross unrecognized tax benefits of approximately $1.0 million and $1.4 million, respectively, of which $460,000 and $469,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2015 and December 31, 2014, the Company had accrued $76,000 and $99,000, respectively, for interest and penalties. The $27,000 reduction in gross unrecognized tax benefits during the three months ended March 31, 2015 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.
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
At the time the Company entered into the stock purchase agreement with Enel, it also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, the Company cooperated with Enel to integrate its LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. The Company completed the sale of its components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, the Company supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, the Company entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from the Company. Under the software enhancement agreement, the Company provides software enhancements to Enel for use in its Contatore Elettronico system. The software enhancement was assigned to S&T as part of the sale of the Company's Grid division in September 2014. The development and supply agreement will expire in December 2015, although delivery of products can extend beyond then and the agreement may be extended under certain circumstances.
For the three months ended March 31, 2015 and 2014, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $788,000 and $1.5 million, respectively. Please refer to Note 5 for information related to discontinued operations.
As of March 31, 2015 and December 31, 2014, $341,000 and $158,000, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
15. Restructuring:
On September 30, 2014, and again in the fourth quarter of 2014, in connection with the sale of the Grid business, the Company undertook further restructuring actions affecting approximately 44 employees to be terminated between September 2014 and December 31, 2014, as part of the strategic plan to focus on the Company's IIoT business. In connection with this restructuring, the Company recorded restructuring charges as noted in the table below.
The following table sets forth a summary of restructuring activities related to the Company’s September 2014 restructuring program (in thousands):

	December 31, 2014	Costs Incurred	Cash Payments	March 31, 2015
Termination benefits	$701	$—	$229	$472

16. Joint Venture:
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture's intended focus was on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51.0% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s Condensed Consolidated Financial Statements as of March 31, 2015 and 2014, and for the three months then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the non-controlling interest in subsidiary on the Condensed Consolidated Balance Sheet as of March 31, 2015. Net loss attributable to the non-controlling interest in Echelon-Holley was nil and $117,000 during three months ended March 31, 2015 and 2014.
As of March 31, 2015, Echelon and Holley Metering had contributed in cash a total of approximately $4.0 million in Share Capital, as defined, to Echelon-Holley in proportion to their respective ownership interests.
In connection with the decision to sell the Grid business announced in the third quarter of 2014, the Company is in the process of selling the remaining net assets of the joint venture and has recorded the assets and liabilities of the joint venture at the lower of their carrying amount or fair value less cost to sell and has classified them as held for sale on the accompanying balance sheet at March 31, 2015. The major classes of assets and liabilities classified as held for sale are inventory, deferred revenues and the related deferred costs of sales, and accrued liabilities.
Further, the net loss attributable to the non-controlling interests have also been presented as part of the discontinued operations in the condensed consolidated statement of operations, for the three months ended March 31, 2015 and 2014, respectively.

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

Prior to the third quarter of 2014, our Company operated in two operating segments, the IIoT segment and the Grid segment. In the third quarter of 2014, we announced and completed the sale of our Grid operating segment to S&T AG ("S&T"), a publicly traded European IT systems provider with an existing focus on smart energy products and services. We have classified the results of operations of the Grid business as discontinued operations for the quarter ended March 31, 2014.

As a result of the sale, the Company’s resources are now entirely focused on the IIoT. This business sells products and services that form Embedded Control Platforms, such as LONWORKS and IzoT, which include components, control nodes and development software. These products are typically sold to Original Equipment Manufacturers ("OEMs") to build into their industrial application solutions. We also sell into certain vertical application markets for IIoT solutions, such as the outdoor lighting market. These solutions are sold to end users typically through value-added resellers and distributors.

The following discussion focuses on the results of our IIoT business, as the results of our Grid operating segments are now classified as discontinued operations. Our total revenues decreased by 9.7% during the first quarter of 2015 as compared to the same period in 2014. Gross margins decreased by 1.5 percentage points between the two periods, while overall operating expenses decreased by 12.3%. The net effect was a first quarter loss attributable to Echelon Corporation stockholders in 2015 that decreased by $2.5 million as compared to the first quarter of 2014.

The following tables provide an overview of key financial metrics for the three and nine months ended March 31, 2015 and 2014 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Net revenues	$9,868	$10,924	$(1,056)	(9.7)%
Gross margin	57.0%	58.5%	---	(1.5) ppt
Operating expenses	$7,621	$8,694	$(1,073)	(12.3)%
Net loss attributable to Echelon Corporation Stockholders	$(1,424)	$(3,973)	$2,549	(64.2)%
	Balance as of
	March 31, 2015	December 31, 2014	$ Change	% Change
Cash, cash equivalents, and short-term investments *	$39,595	$43,570	$(3,975)	(9.1)%
* As of March 31, 2015, includes $1.4 million of restricted investments presented separately on condensed consolidated balance sheet

•
Net revenues: Our total revenues decreased by 9.7% during the first quarter of 2015 as compared to the same period in 2014. The decrease in revenues was mainly due to reductions in sales of components made to Enel, as well as decreases in sales of our IIoT products in the EMEA region.

•
Gross margin: Our gross margins decreased by 1.5 percentage points during the first quarter of 2015 as compared to the same period in 2014. The decrease is primarily due to a change in the mix of products sold.

•
Operating expenses: Our operating expenses decreased by 12.3% during the three month period ended March 31, 2015, respectively, as compared to the same period in 2014. The decrease was primarily due to the lower compensation costs, reduced depreciation and amortization costs and reduced outside service costs related to product development.

•
Net loss attributable to Echelon Corporation Stockholders: We generated a net loss of $1.4 million during the first quarter of 2015 compared to $4.0 million during the same period in 2014. This decrease in our net loss was mainly attributable to the removal of our Grid division, which generated a $1.4 million loss in the first quarter of 2014, as well as reduced operating expenses and favorable exchange rate fluctuations in 2015. Excluding the impact of our Grid division and non-cash stock-based compensation charges, our net loss decreased by approximately $1.8 million in the first quarter of 2015 as compared to the same period in 2014.

•
Cash, cash equivalents, and short-term investments: During the first three months of 2015, our cash, cash equivalents, and short-term investment balance decreased by 9.1%, from $43.6 million at December 31, 2014 to $39.6 million at March 31, 2015. This decrease was primarily the result of cash used in operations of $2.4 million (driven primarily by decrease in accounts payable balances of $1.5 million and our net loss of $1.4 million less non-cash charges for depreciation and amortization, and stock based compensation) and cash used to pay our lease financing obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1, “Significant Accounting Policies” of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with the Securities and Exchange Commission in March 2015, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our revenues, stock-based compensation, allowance for doubtful accounts, inventories, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2015, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS
The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Revenues	100.0%	100.0%
Cost of revenues	43.0	41.5
Gross profit	57.0	58.5
Operating expenses:
Product development	26.4	25.2
Sales and marketing	22.2	19.9
General and administrative	28.6	34.5
Loss on write down of property and equipment	—	—
Litigation charges	—	—
Restructuring charges	—	—
Total operating expenses	77.2	79.6
Loss from continuing operations	(20.2)	(21.1)
Interest and other income, net	8.5	0.1
Interest expense on lease financing obligations	(2.6)	(2.7)
Loss from continuing operations before provision for income taxes	(14.3)	(23.7)
Income tax expense (benefit)	0.1	(0.3)
Net loss from continuing operations attributable to Echelon Corporation Stockholders	(14.4)	(23.4)
Net income (loss) from discontinued operations	—	(14.0)
Net loss from discontinued operations attributable to non controlling interest	—	1.0
Net loss from discontinued operations attributable to Echelon Corporation Stockholders	—	(13.0)
Net loss attributable to Echelon Corporation Stockholders	(14.4)%	(36.4)%
Revenues
Total revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014	2015 over 2014 $ Change	2015 over 2014 % Change

Total revenues	$9,868	$10,924	$(1,056)	(9.7)%
Our revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are components we sell to Enel.
Excluding sales to Enel, which are discussed more fully below, our revenues decreased by $295,000 or 3% during the three months ended March 31, 2015, as compared to the same period in 2014. This decrease was primarily due to a $225,000 decrease in sales made to customers in the EMEA region. We have seen a loss in market share over the last several years due primarily to reduced investment in research and development and marketing, especially in our LONWORKS portfolio of products, which has caused a decrease in our IIoT revenues. In addition, continued poor economic conditions in the EMEA region during the first quarter of 2015 also contributed to the year-over-year decline.

The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 3.4% for the three months ended March 31, 2015 and 4.2% for the same period in 2014. Our revenues will continue to be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during the remainder of 2015, the amount of our revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.
Enel project revenues (included in total revenues)

	Three Months Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014	2015 over 2014 $ Change	2015 over 2014 % Change

Enel project revenues	$788	$1,549	$(761)	(49.1)%
In October 2006, we entered into a development and supply agreement with Enel. Under the development and supply agreement, Enel is purchasing additional metering kit products from us. Enel Project revenues recognized during the three months ended March 31, 2015 and 2014, are driven primarily by shipments of metering kits under the development and supply agreement.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014	2015 over 2014 $ Change	2015 over 2014 % Change

Gross Profit	$5,624	$6,386	$(762)	(11.9)%
Gross Margin	57.0%	58.5%	N/A	(1.5)

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
Our gross margins decreased by 1.5 percentage points for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease is primarily due to a change in the mix of products sold.

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

Operating Expenses
Product Development

	Three Months Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014	2015 over 2014 $ Change	2015 over 2014 % Change

Product Development	$2,612	$2,749	$(137)	(5.0)%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses decreased modestly during the three months ended March 31, 2015 as compared to the same period in 2014. This decrease was primarily due to reduced compensation costs from lower headcount resulting from previous restructurings (and the consequential impact on the allocated costs to the product development organization), as well as reduced fees paid to third party service providers.
Sales and Marketing

	Three Months Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014	2015 over 2014 $ Change	2015 over 2014 % Change

Sales and Marketing	$2,188	$2,175	$13	0.6%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
The change in sales and marketing expenses during the three months ended March 31, 2015, as compared to the same period in 2014 was insignificant.
General and Administrative

	Three Months Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014	2015 over 2014 $ Change	2015 over 2014 % Change

General and Administrative	$2,821	$3,770	$(949)	(25.2)%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses decreased by 25% for the three months ended March 31, 2015 as compared to the same period in 2014. This decrease was driven primarily by lower compensation costs due to the 2014 restructuring, lower depreciation and amortization costs related to facilities, and reduced outside service costs.

Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014	2015 over 2014 $ Change	2015 over 2014 % Change

Interest and Other Income, Net	$838	$11	$827	7,518.2%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other income, net increased by $827,000 during the three months ended March 31, 2015 as compared to the same period in 2014. This increase was primarily attributable to the fact that, during the first quarter of 2015, we recognized approximately $819,000 of foreign currency translation gains, whereas in the first quarter of 2014, we recognized foreign currency translation losses of approximately $20,000. These fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our condensed consolidated statements of operations. During period when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, the resulting translation gains favorably impact other income.
We do not currently anticipate interest income on our investment portfolio will improve during 2015 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014	2015 over 2014 $ Change	2015 over 2014 % Change

Interest Expense on Lease Financing Obligations	$252	$288	$(36)	(12.5)%
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
Interest expense on lease financing obligations decreased by $36,000 during the three months ended March 31, 2015 as compared to the same period in 2014, respectively, which was a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. Accordingly, as we continue to make payments in accordance with our lease obligation, we expect a higher proportion of the payments we make in the future will be allocated to principal repayment and less will be allocated to interest expense.
Income Tax Expense

	Three Months Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014	2015 over 2014 $ Change	2015 over 2014 % Change

Income Tax Expense (Benefit)	$13	$(25)	$38	(152.0)%

The income tax expense (benefit) for the three months ended March 31, 2015 was $13,000, compared to $(25,000) for the same period in 2014. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
Loss from discontinued operations, net of taxes
Loss from discontinued operations for the three months ended March 31, 2014, represents the results of operations of the Company's Grid business. There was no activity related to the Grid business during the three months ended March 31, 2015.
The results of operations of the Grid business are as follows (in thousands):

Amount

Revenues	$6,867
Cost of revenues	4,605
Operating expenses	3,792
Loss from discontinued operations before income taxes	(1,530)
Income taxes	—
Loss on sale of Grid business	—
Net loss from discontinued operations, net of income taxes	(1,530)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	117
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	$(1,413)

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

In conjunction with the sale of our Grid division, we entered into a sublease with S&T for a portion of our corporate headquarters facility. As of March 31, 2015, the minimum sublease rental payments S&T is required to make during the remaining 33 month term of the sublease total approximately $1.8 million.
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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as cost of revenues in our condensed consolidated statements of operations, was approximately $109,000 and $120,000 for three months ended March 31, 2015 and 2014, respectively.
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of March 31, 2015, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
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
From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of March 31, 2015, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through March 31, 2015, we raised $296.1 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

The following table presents selected financial information as of March 31, 2015, and for each of the last three fiscal years (dollars in thousands):

	March 31	December 31,
	2015	2014	2013	2012
Cash, cash equivalents, and short-term investments*	$39,595	$43,570	$57,635	$61,855
Trade accounts receivable, net**	4,047	3,948	10,522	15,725
Working capital**	37,792	40,310	57,090	72,661
Stockholders’ equity	40,689	43,177	67,977	83,795
* As of March 31, 2015, includes $1.4 million of restricted investments presented separately on condensed consolidated balance sheet

As of March 31, 2015, we had $39.6 million in cash, cash equivalents, restricted cash and short-term investments, a decrease of $4.0 million as compared to December 31, 2014. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options by our employees and directors, and the exercise of warrants. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $2.4 million for the three months ended March 31, 2015, an increase in cash outflows of approximately $929,000 as compared to the same period in 2014. During the three months ended March 31, 2015, net cash used in operating activities was primarily the result of our net loss including non-controlling interest of $1.4 million, partially offset by depreciation and amortization expense of $601,000, stock-based compensation expenses of $157,000; and decreases in operating assets and liabilities of $1.6 million. The primary components of the $1.6 million net decrease in our operating assets and liabilities were a $1.5 million decrease in accounts payable, a $231,000 increase in other current assets, a $136,000 increase in accounts receivable, partially offset by a $141,000 increase in deferred revenues and an $87,000 increase in inventories. Accounts payable decreased due in part to the remittance of Grid related receivables we collected and held at December 31, 2014 on behalf of S&T, and to a lesser extent the timing of receipt and payment of certain large invoices. Other current assets increased primarily due to prepayments for certain software licenses during the first quarter of 2015. Accounts receivable increased primarily as a result of the timing of collections and revenues in the first three months of 2015. Deferred revenues increased in accordance with the overall activity with distributors in all regions. Inventories increased marginally due to the timing of the purchase and sale of inventory during the quarter.
Net cash used in operating activities was $1.4 million for the three months ended March 31, 2014, a decrease in cash outflows of approximately $290,000 as compared to the same period in 2013. During the three months ended March 31, 2014, net cash used in operating activities was primarily the result of our net loss of $4.1 million, partially offset by our depreciation and amortization expense of $923,000, stock-based compensation expenses of $883,000, and changes in operating assets and liabilities of $819,000. The primary components of the $819,000 net change in our operating assets and liabilities were a $824,000 decrease in inventories, a $605,000 increase in accounts payable, a $647,000 increase in deferred revenues and a $609,000 decrease in accounts receivable, partially offset by a $1.9 million decrease in accrued liabilities. Inventories decreased primarily in accordance with the Company's plan to manage its inventory positions commensurate with the business of each segment, as well as overall reduced business activity. Accounts payable increased due to timing of receipt of certain large invoices, which were paid in the second quarter of 2014. Deferred revenues increased due primarily to increased sales of annual maintenance revenues to Grid customers. Accounts receivable decreased primarily as a result of the timing of collections and revenues in the first three months of 2014 as compared to the same period in 2013, and lower overall revenues between the two periods. Accrued liabilities decreased primarily due to the payment of compensation costs that were accrued as of December 31, 2013.

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions and divestitures. Net cash used in investing activities was $88,000 for the three months ended March 31, 2015, an increase in cash outflows of $4.8 million from the same period in 2014. During the three months ended March 31, 2015, net cash used in investing activities was primarily the result of purchases of available-for-sale short-term investments of $4.0 million, and capital expenditures of $113,000, partially offset by the proceeds from maturities and sales of available-for-sale short-term investments of $4.0 million.
During the three months ended March 31, 2014, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $14.0 million, partially offset by the purchases of available-for-sale short-term investments of $9.0 million and capital expenditures of $302,000.
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $691,000 for the three months ended March 31, 2015, an increase in cash outflows of $160,000 as compared to the same period in 2014. During the three months ended March 31, 2015, net cash used in financing activities was primarily the result of $587,000 in principal payments on our building lease financing obligations and $104,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
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
As noted above, our cash and investments totaled $39.6 million as of March 31, 2015. Of this amount, approximately 3% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.
Until December 2014, we maintained a $5.0 million line of credit with our primary bank. The line of credit was secured by a collateral of the first priority on $6.3 million of our investments placed in a separate account. In December 2014, we cancelled this line of credit. We continue to maintain an operating credit line of $1.0 million with our primary bank for company credit card purchases, as well as a standby letter of credit for $113,000. These lines of credit continue to be secured by a collateral of the first priority on $1.4 million of our investments (presented as restricted investments in the Condensed Consolidated Balance Sheets). No amounts ever been drawn against the standby letters of credit issued by the bank.

On August 15, 2014, we purchased 100% of the outstanding shares of Lumewave, Inc. (“Lumewave”). The acquisition was aimed at expanding our street lighting business. The purchase price consisted of $1.8 million in cash paid at closing and $715,000 in shares of our common stock distributed at closing. Additionally, if certain gross profit targets of the Lumewave business are achieved during the period from August 16, 2014 through August 15, 2016, an additional $1.3 million in consideration, payable in a combination of cash and shares of our common stock, will be payable to the selling shareholders of Lumewave.
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
Based on our current business plan and revenue prospects, we believe that our existing cash reserves will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. However, we currently expect that our combined cash, cash equivalent, and short-term investment balance will decline during the remainder of 2015.

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
At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, we cooperated with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, we supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from us. Under the software enhancement agreement, we provides software enhancements to Enel for use in its Contatore Elettronico system. The software enhancement was assigned to S&T as part of the sale of our Grid division in September 2014. The development and supply agreement will expire in December 2015, although delivery of products can extend beyond then and the agreement may be extended under certain circumstances.
For the three months ended March 31, 2015 and 2014, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $788,000 and $1.5 million, respectively. As of March 31, 2015 and December 31, 2014, $341,000 and $158,000, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
RECENTLY ISSUED ACCOUNTING STANDARDS
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for our Company on January 1, 2017, although the FASB has recently proposed a one year delay. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

The market price of our common stock has been depressed and any further declines could cause us to fall out of compliance with Nasdaq’s minimum bid requirement and possibly result in our stock being delisted from the Nasdaq Stock Market.

The trading of our common stock on the Nasdaq Stock Market depends on our meeting certain asset, revenue, and stock price tests. Recently, our stock price fell below $1.00 per share for 20 consecutive trading days.  If we are not in compliance with Nasdaq's minimum bid requirement because our stock has traded below $1.00 per share for more than 30 consecutive trading days, we may receive a notice of deficiency from the Office of Nasdaq Qualifications indicating that if we do not comply with the minimum bid price rules within a specified time period, Nasdaq may delist our stock. If we are unable to meet the continued listing requirements, the trading market and price for our common stock would be materially adversely affected. In addition, low-priced stocks are subject to additional risks, including potential loss of effective trading markets.
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
We have a significant amount of excess capacity at our corporate headquarters in San Jose, California, and have been unable to find a subtenant to occupy the space. Although we are actively looking to sublease the excess space, there can be no guarantee we will be able to find a subtenant in the near term or at all. We remain obligated to pay rent on the unused space, which has had and will conitnue to have a negative impact on our cash flows, reducing the cash available to satisfy other operating expenses. Additionally, even if we are able to restructure our lease obligations, such a transaction could have negative accounting consequences in short term.
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
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at March 31, 2015 and December 31, 2014, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.

Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at March 31, 2015, and December 31, 2014, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1- January 31	437	$1.52	—	—
February 1- February 28	4,049	$1.15	—	—
March 1- March 31	91,907	$1.08	—	—
Total	96,393	$1.08	—	—

(1)	Shares purchased represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

ECHELON CORPORATION
Date:	May 11, 2015	By:	/s/ C. Michael Marszewski
C. Michael Marszewski Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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