Form 10-Q
period 2015-06-30
ECHELON CORP
filed 2015-08-10
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________
FORM 10‑Q
______________
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes ☐ No ☒
As of July 31, 2015, 44,098,640 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10‑Q
FOR THE QUARTER ENDED JUNE 30, 2015

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

In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” “ forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward,” “likely” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those set forth in the section entitled “Factors That May Affect Future Results of Operations” and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,501	$13,340
Restricted investments	1,401	1,401
Short-term investments	19,998	28,829
Accounts receivable, net [1]	3,822	3,948
Inventories	2,926	3,243
Deferred cost of goods sold	789	935
Other current assets	1,722	1,084
Current assets of discontinued operations held for sale	597	597
Total current assets	37,756	53,377

Property and equipment, net	965	10,190
Intangible assets, net	1,298	1,413
Goodwill	5,754	5,936
Other long‑term assets	256	694
Long-term assets of discontinued operations held for sale	34	36
Total assets	$46,063	$71,646

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,168	$3,614
Accrued liabilities	2,458	2,844
Current portion of lease financing obligations	390	2,459
Deferred revenues	2,795	3,126
Current liabilities of discontinued operations held for sale	1,025	1,024
Total current liabilities	8,836	13,067
LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	—	13,662
Other long-term liabilities	1,437	1,740
Total long-term liabilities	1,437	15,402

STOCKHOLDERS’ EQUITY:
Common stock	473	472
Additional paid-in capital	356,001	356,181
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	(1,052)	(431)
Accumulated deficit	(291,756)	(285,169)
Total Echelon Corporation stockholders’ equity	35,536	42,923
Noncontrolling interest in discontinued operations of subsidiary held for sale	254	254
Total stockholders’ equity	35,790	43,177
Total liabilities and stockholders’ equity	$46,063	$71,646
1 Includes related party receivable of $512 and $158 as of June 30, 2015 and December 31, 2014, respectively.
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues (2)	$9,363	$8,981	$19,231	$19,905
Cost of revenues (1)	3,821	3,784	8,065	8,322
Gross profit	5,542	5,197	11,166	11,583
Operating expenses:
Product development (1)	2,340	2,170	4,952	4,919
Sales and marketing (1)	2,194	2,265	4,382	4,440
General and administrative (1)	2,187	3,579	5,008	7,349
Lease termination charges	3,337	—	3,337	—
Total operating expenses	10,058	8,014	17,679	16,708
Loss from continuing operations	(4,516)	(2,817)	(6,513)	(5,125)
Interest and other income, net	(458)	(69)	380	(58)
Interest expense on lease financing obligations	(128)	(280)	(380)	(568)
Loss from continuing operations before provision for income taxes	(5,102)	(3,166)	(6,513)	(5,751)
Income tax expense	61	106	74	81
Net loss from continuing operations attributable to Echelon Corporation Stockholders	(5,163)	(3,272)	(6,587)	(5,832)

Net loss from discontinued operations, net of income taxes	—	(5,579)	—	(7,109)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	—	239	—	356
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	—	(5,340)	—	(6,753)

Net loss attributable to Echelon Corporation Stockholders	$(5,163)	$(8,612)	$(6,587)	$(12,585)

Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(0.12)	$(0.08)	$(0.15)	$(0.13)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$0.00	$(0.12)	$0.00	$(0.16)
Basic and diluted net loss per share attributable to Echelon Corporation Stockholders	$(0.12)	$(0.20)	$(0.15)	$(0.29)

Shares used in computing net loss per share:
Basic	44,062	43,325	44,037	43,295
Diluted	44,062	43,325	44,037	43,295

(1)	See Note 6 for summary of amounts included representing stock-based compensation expense.

(2)
Includes related party amounts of $998 and $315 for the three months ended June 30, 2015 and 2014, respectively; and related party amounts of $1,785 and $1,864 for the six months ended June 30, 2015 and 2014, respectively. See Note 7 and Note 14 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net loss from continuing operations attributable to Echelon Corporation Stockholders	$(5,163)	$(3,272)	$(6,587)	$(5,832)
Net loss from discontinued operations, net of income taxes	—	(5,579)	—	(7,109)
Net loss	(5,163)	(8,851)	(6,587)	(12,941)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	490	36	(635)	(30)
Unrealized holding gain (loss) on available-for-sale securities	6	(2)	14	(3)
Total other comprehensive gain (loss)	496	34	(621)	(33)
Comprehensive loss	(4,667)	(8,817)	(7,208)	(12,974)
Less: comprehensive loss from discontinued operations attributable to non-controlling interests	—	239	—	356
Comprehensive loss attributable to Echelon Corporation Stockholders	$(4,667)	$(8,578)	$(7,208)	$(12,618)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(6,587)	$(12,941)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,076	1,845
Increase in allowance for doubtful accounts	17	49
Lease termination charges	3,337	—
Goodwill impairment charges	—	3,388
Loss on disposal of and write down of property, equipment and other	—	692
Reduction of (increase in) accrued investment income	(16)	7
Stock-based compensation	(47)	1,306
Adjustment to contingent consideration	(96)	—
Change in operating assets and liabilities:
Accounts receivable	110	2,213
Inventories	317	824
Deferred cost of goods sold	145	72
Other current assets	(285)	167
Accounts payable	(1,441)	(1,032)
Accrued liabilities	(279)	(1,659)
Deferred revenues	(322)	402
Deferred rent	(148)	(21)
Net cash used in operating activities	(4,219)	(4,688)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available‑for‑sale short‑term investments	(3,991)	(8,993)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	12,852	25,972
Change in other long‑term assets	—	(45)
Capital expenditures	(16)	(400)
Net cash provided by investing activities	8,845	16,534

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(10,888)	(1,104)
Restricted cash used as collateral for line of credit	—	(6,250)
Proceeds from exercise of stock options	—	17
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(129)	(262)
Net cash used in financing activities	(11,017)	(7,599)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(448)	(15)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,839)	4,232

CASH AND CASH EQUIVALENTS:
Beginning of period	13,340	14,648
End of period	$6,501	$18,880

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$382	$562
Cash paid for income taxes	$119	$164
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

•
The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 38.9% and 37.0% of net revenues for the three and six months ended June 30, 2015, respectively, were derived from two customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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
Recently Issued Accounting Standards
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In July 2015, the FASB deferred the effective date of ASU 2014-09 so that it will apply to annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early application is permitted to the original effective date of December 15, 2016, in which case ASU 2014-09 would apply to annual reporting periods beginning December 15, 2016 (including interim reporting periods within those periods). The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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

Restricted Investments
As of June 30, 2015, restricted investments consist of balances maintained by the Company with an investment advisor in money market funds and permitted treasury bills. These balances represent collateral for a $1.0 million operating line of credit issued to the Company by its primary bank for credit card purchases, as well as one standby letter of credit for $113,000. Because the Company’s agreement with the lender prevents the Company from withdrawing these funds, they are considered restricted. No amounts have ever been drawn against the standby letters of credit issued by the bank.

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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company's only financial assets and liabilities required to be measured at fair value on a recurring basis at June 30, 2015, are its fixed income available-for-sale securities and its liability related to contingent consideration due to Lumewave, Inc. ("Lumewave") shareholders. See Note 2 of these Notes to Condensed Consolidated Financial Statements for a summary of the input levels used in determining the fair value of these assets and liabilities as of June 30, 2015.
Goodwill
Goodwill is tested for impairment using a two-step approach. The Company evaluates goodwill, at a minimum, on an annual basis during the first quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. There was no impairment of goodwill as a result of the annual impairment review performed during the quarter ended March 31, 2015.
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

Based on the Company's analysis using the two-step approach defined above, the Company recorded a non-cash, goodwill impairment charge of $3.4 million in the second quarter of 2014.  This impairment was reported as part of the discontinued operations results for the year ended December 31, 2014. As a result, the Company has no goodwill remaining related to the Grid business that was disposed of during the quarter ended September 30, 2014, with the entire remaining goodwill balance being attributable to the IIoT reporting unit. This includes goodwill of $1.3 million that was added during the year ended December 31, 2014 in conjunction with the acquisition of Lumewave, Inc. (see Note 4 for additional details).

The Company's goodwill impairment analysis is sensitive to changes in key assumptions used in its analysis, such as expected future cash flows, the degree of volatility in equity and debt markets, and its stock price. The continued decline in the Company's stock price and market capitalization could lead to an impairment charge to its long-lived assets, including goodwill.

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

During the quarter ended June 30, 2015, the Company terminated the lease agreements for its corporate headquarter facility in San Jose, California. These leases were scheduled to expire in March 2020 and had been historically accounted for under authoritative guidance pertaining to leases in which the Company is both involved in the construction of the lease assets and for which certain sale-leaseback criteria are not met. This resulted in the Company being the "deemed owner" of the two buildings for accounting purposes only. Accordingly, the leases associated with these facilities were historically accounted for as financing obligations.

In conjunction with the termination of these leases and associated financing obligations, in May 2015 the Company paid an up-front lease termination charge of $10.0 million, which allowed the Company to remove approximately $15.3 million of building related financing obligations from its balance sheet. At the same time, the Company entered into a short-term lease for one of the two buildings for the remainder of 2015. As a result of the lease termination, the Company wrote the carrying value of the buildings and leasehold improvements down to its fair value, which was equal to the present value of the remaining lease payments under the short-term lease. The net effect of the lease termination transaction was a charge of $3.3 million during the quarter ended June 30, 2015.

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

Items Measured at Fair Value on a Recurring Basis
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, and its liability related to contingent consideration due to Lumewave shareholders, at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs at June 30, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$1,286	$1,286	$—	$—
U.S. government securities(2)	21,399	—	21,399	—
Total	$22,685	$1,286	$21,399	$—

Liabilities:
Contingent consideration	$873	$—	$—	$873
Total	$873	$—	$—	$873
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

The contingent consideration payable to Lumewave's shareholders, which the Company recognized upon its purchase of Lumewave in August 2014 and is included in other long-term liabilities in the Company's condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, is classified within Level 3 because significant assumptions for this obligation are not observable in the market. The table below includes a rollforward of the balance sheet amounts for financial instruments classified by the Company within Level 3 of the valuation hierarchy for the six months ended June 30, 2015 (in thousands):

Contingent Consideration
BALANCE AT DECEMBER 31, 2014	$968
Amortization of interest and change in fair value of contingent consideration	(95)
BALANCE AT JUNE 30, 2015	$873
As of June 30, 2015, the Company’s available-for-sale securities had contractual maturities of twelve months and an average remaining term to maturity of four months. As of June 30, 2015, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$21,392	$21,399	$7	$—
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

3. Earnings Per Share:
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss from continuing and discontinued operations per share computations for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss (Numerator):
Net loss from continuing operations attributable to Echelon Corporation Stockholders	$(5,163)	$(3,272)	$(6,587)	$(5,832)
Net loss from discontinued operations attributable to Echelon Corporation Stockholders	—	(5,340)	—	(6,753)
Net loss attributable to Echelon Corporation Stockholders	$(5,163)	$(8,612)	$(6,587)	$(12,585)
Shares (Denominator):
Weighted average common shares outstanding	44,062	43,325	44,037	43,295
Shares used in basic computation	44,062	43,325	44,037	43,295
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—
Shares used in diluted computation	44,062	43,325	44,037	43,295
Net loss per share:
Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(0.12)	$(0.08)	$(0.15)	$(0.13)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$0.00	$(0.12)	$0.00	$(0.16)
Basic and diluted net loss per share attributable to Echelon Corporation Stockholders	$(0.12)	$(0.20)	$(0.15)	$(0.29)

For the three and six months ended June 30, 2015 and 2014, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation from continuing operations, discontinued operations, and total net loss attributable to Echelon Corporation Stockholders as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and contingently issuable shares excluded from this calculation for the three and six months ended June 30, 2015 and 2014 was 3,820,881 and 5,546,747, respectively.
4. Acquisitions

On August 15, 2014, the Company purchased 100% of the outstanding shares of Lumewave. The acquisition was aimed at expanding the Company’s outdoor lighting business. The purchase price consisted of $1.8 million in cash paid at closing and $715,000 in common stock of the Company distributed at closing. Additionally, if certain gross profit targets for the Lumewave business are achieved during the period from August 16, 2014 through August 15, 2016, an additional $1.3 million in consideration will be payable to the selling shareholders of Lumewave. The fair value of this additional consideration was $925,000 as of September 30, 2014. The purchase price was subject to adjustment based on the final working capital balances. As a result of the final agreed-upon working capital balances, the selling shareholders agreed to repay $225,000, which was received by the Company in 2014. The cash purchase price has been adjusted for this $225,000 working capital adjustment.

The assets acquired and liabilities assumed have been reflected in the Company’s condensed consolidated balance sheet as of June 30, 2015, and the results of operations of Lumewave are included in the condensed consolidated statement of operations since August 16, 2014. The following table summarizes the purchase price allocation based on estimated fair values of assets acquired and liabilities assumed at the acquisition date (amounts in thousands):

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

The contingent consideration was measured at fair value based on management’s estimate of achieving the specified targets and discounted to its then present value of $925,000. The contingent consideration is payable in a combination of cash and the Company’s common stock. Both the fair value of the cash and equity portions of the contingent consideration are recorded as a liability and will be remeasured each reporting period, with any change in their fair values recorded to earnings. As of June 30, 2015, the fair value of the contingent consideration was $873,000 and is recorded in Other long-term liabilities in the Company's condensed consolidated balance sheet. The equity component of the contingent consideration will ultimately be settled by issuing additional equity upon final determination of the targets being achieved. The number of shares to be issued will be based on the average closing price of the Company's stock during the six days prior to the acquisition date.

5. Discontinued Operations

During the third quarter of 2014, the Company announced that it had reached an agreement to sell its Grid business in order to focus on its IIoT business and on future opportunities in this market. On September 30, 2014, the Company completed the sale of its Grid business to S&T, a publicly traded European IT systems provider.

The consideration received for the sale of the Grid business totaled approximately $4.9 million. Additionally, the Company could receive an additional $1.0 million if the revenues of the Grid business exceed $50 million for the calendar year 2015. Based on the historical results of the Grid business and near-term estimates, management of the Company does not believe the sales targets will be achieved. Due to the significant uncertainty in achievement, no value has been given to this contingent consideration. The Company also entered into a sub-lease arrangement as well as a supply arrangement for a component of the technology sold to S&T. At the time of the sale, each of these arrangements had a term of 39 months and each has been considered indirect cashflows as they were deemed to be insignificant. As a result of the Company's decision to terminate its corporate headquarters leases, the sub-lease arrangement will now expire in December 2015.

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

The Company has classified the results of operations of the Grid business as discontinued operations for all periods presented. There was no activity related to the Grid business during the three and six months ended June 30, 2015. The table below provides a summary of the components of the net loss from discontinued operations for the three and six months ended June 30, 2014, and excludes certain shared overhead costs that were previously allocated to the Grid segment as ASC 205-20 prohibits the allocation of general overhead costs to discontinued operations.

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014

Revenues (1)	$6,058	$12,925
Cost of revenues	3,736	8,341
Operating expenses	7,901	11,693
Loss from discontinued operations before income taxes	(5,579)	(7,109)
Income taxes	—	—
Net loss from discontinued operations, net of income taxes	(5,579)	(7,109)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	239	356
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	$(5,340)	$(6,753)

(1) Includes related party amounts of $112,000 for the three and six months ended June 30, 2014.

The sale agreement contains certain indemnification provisions related to the Grid business whereby the Company may have obligations related to the period it owned the Grid business. The Company believes the estimated fair value of these indemnification provisions are minimal and accordingly, no liability is recorded for these indemnifications as of June 30, 2015.
6. Stockholders’ Equity and Employee Stock Option Plans:

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2015 and 2014, respectively, and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Cost of revenues	$(27)	$69	$(68)	$160
Product development	36	(384)	135	(166)
Sales and marketing	(7)	36	(90)	97
General and administrative	(206)	419	(24)	735
Discontinued operations	—	283	—	480
Total	$(204)	$423	$(47)	$1,306

Stock Award Activity

The total intrinsic value of options exercised during the three and six months ended June 30, 2015 was $0 and $0, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2014 was $0 and $3,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the options. There were no options exercised during the six months ended June 30, 2015.

The total fair value of RSUs vested and released during the three and six months ended June 30, 2015 was $72,000 and $316,000, respectively. The total fair value of RSUs vested and released during the three and six months ended June 30, 2014 was approximately $1.9 million and $2.0 million, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.

7.    Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and six months ended June 30, 2015 and 2014, the Company had two customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributors of its IIoT products in Europe and Enel Distribuzione Spa ("Enel"), an Italian utility company. For the three and six months ended June 30, 2015 and 2014, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Avnet	28.2%	27.7%	27.7%	27.6%
Enel	10.7%	3.5%	9.3%	9.4%
Total	38.9%	31.2%	37.0%	37.0%
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
From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of June 30, 2015, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
Line of Credit
Until December 2014, the Company maintained a $5.0 million line of credit with its primary bank. The line of credit was secured by a collateral of the first priority on $6.3 million of our investments placed in a separate account. In December 2014, the Company cancelled this line of credit. It continues to maintain an operating credit line of $1.0 million with its primary bank for company credit card purchases, as well as one standby letter of credit for $113,000. These lines of credit continue to be secured by a collateral of the first priority on $1.4 million of the Company's investments (presented as restricted investments in the Condensed Consolidated Balance Sheets). The restricted investments are classified as current assets due to the contractual duration of the underlying credit agreement. No amounts have ever been drawn against the standby letters of credit issued by the bank.

9. Accumulated Other Comprehensive Income (Loss):

	Foreign currency translation adjustment (Amount in thousands)	Unrealized gain (loss) on available-for-sale securities (Amount in thousands)	Accumulated Other Comprehensive Income (Loss) (Amount in thousands)
Beginning balance at December 31, 2014	$(424)	$(7)	$(431)
Current period other comprehensive income (loss)	(635)	14	(621)
Balance at June 30, 2015	(1,059)	7	(1,052)

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
10.     Inventories:

Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014

Purchased materials	$263	$402
Work-in-process	19	—
Finished goods	2,644	2,841
	$2,926	$3,243
11. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014

Accrued payroll and related costs	$1,740	$1,463
Warranty reserve	132	143
Restructuring charges	185	701
Accrued taxes	7	33
Other accrued liabilities	394	504
	$2,458	$2,844
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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived and other assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2015 and December 31, 2014, long-lived assets of approximately $5.9 million and $15.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the condensed consolidated financial statements.

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations, value-added resellers, and local distributors, primarily in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Americas	$3,126	$3,197	$6,321	$6,338
EMEA	1,767	3,439	4,027	7,525
APJ	4,470	2,345	8,883	6,042
Total	$9,363	$8,981	$19,231	$19,905

For information regarding the Company’s major customers, please refer to Note 7, Significant Customers.
13. Income Taxes:
The provision for income taxes for the three months ended June 30, 2015 and 2014 were $61,000 and $106,000, respectively. The provision for income taxes for the six months ended June 30, 2015 and 2014 were $74,000 and $81,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
As of June 30, 2015 and December 31, 2014, the Company had gross unrecognized tax benefits of approximately $936,000 and $1.4 million, respectively, of which $464,000 and $469,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2015 and December 31, 2014, the Company had accrued $81,000 and $99,000, respectively, for interest and penalties. The $18,000 reduction in gross unrecognized tax benefits during the six months ended June 30, 2015 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.
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

For the three months ended June 30, 2015 and 2014, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $998,000 and $315,000, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.8 million and $1.9 million, respectively. Please refer to Note 5 for information related to discontinued operations.
As of June 30, 2015 and December 31, 2014, $512,000 and $158,000, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
15. Restructuring:
On September 30, 2014, and again in the fourth quarter of 2014, in connection with the sale of the Grid business, the Company undertook restructuring actions affecting approximately 44 employees to be terminated between September 2014 and December 31, 2014, as part of the strategic plan to focus on the Company's IIoT business. The following table sets forth a summary of restructuring activities related to the Company’s September 2014 restructuring program (in thousands):

	December 31, 2014	Costs Incurred	Cash Payments	June 30, 2015
Termination benefits	$701	$—	$516	$185
16. Joint Venture:
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture's intended focus was on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51.0% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s Condensed Consolidated Financial Statements as of June 30, 2015 and 2014, and for the three and six months then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the non-controlling interest in subsidiary on the Condensed Consolidated Balance Sheet as of June 30, 2015. Net loss attributable to the non-controlling interest in Echelon-Holley was nil and $239,000 during three months ended June 30, 2015 and 2014, respectively, and nil and $356,000 during the six months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015, Echelon and Holley Metering had contributed in cash a total of approximately $4.0 million in Share Capital, as defined, to Echelon-Holley in proportion to their respective ownership interests.
In connection with the decision to sell the Grid business announced in the third quarter of 2014, the Company is in the process of selling the remaining net assets of the joint venture and has recorded the assets and liabilities of the joint venture at the lower of their carrying amount or fair value less cost to sell and has classified them as held for sale on the accompanying balance sheet at June 30, 2015. The major classes of assets and liabilities classified as held for sale are inventory, deferred revenues and the related deferred costs of sales, and accrued liabilities. In addition, the net losses attributable to the non-controlling interest have also been presented as part of discontinued operations in the condensed consolidated statement of operations for the three and six months ended June 30, 2015 and 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” “goal,” “continues,” “may,” “might,” “could,” “will,” “would,” “future,” “likely,” “predict,” “estimate,” “if,” “potential,” “continue,” “moving,” “toward” and similar expressions. Forward-looking statements include statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances. In particular, these statements include statements such as: our plan to focus our product development spend in our foundational technology to broaden the applicability of our control networking platform into new markets; our predictions about the smart energy market, increased pricing pressures and worldwide macro-economic conditions; our projections of IIoT revenues; the possible delisting of our stock from the NASDAQ Stock Market; the potential impairment charge of good will; the prospect of our announced exploration of financial strategies and strategic alternatives; our estimate of risks inherent in our international business activities; factors that may cause fluctuations on our operating results; our expectations relating to proposed sale of our interest in the Holley Metering joint venture; our expectation that we will achieve a return on our investment of resources into our products; estimates of our future gross margins and factors affecting our gross margins; statements regarding reinvesting a portion of our earnings from foreign operations; plans to use our cash reserves to strategically acquire other companies, products, or technologies; our projections of our combined cash, cash equivalent and short term investment balance; the sufficiency of our cash reserves to meet cash requirements; our expectations that our IIoT revenues will not fluctuate significantly from foreign currency sales; estimates of our interest income and expense; our belief that we have adequately provided for legal contingencies; and our belief that we have made adequate provisions for tax exposure and legal matters. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Factors That May Affect Future Results of Operations” section. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to review or update publicly any forward-looking statements for any reason, except as required by law.

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

Prior to the third quarter of 2014, our Company operated in two operating segments, the IIoT segment and the Grid segment. In the third quarter of 2014, we announced and completed the sale of our Grid operating segment to S&T AG ("S&T"), a publicly traded European IT systems provider with an existing focus on smart energy products and services. We have classified the results of operations of the Grid business as discontinued operations for the three and six months ended June 30, 2015 and 2014.

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

During the quarter ended June 30, 2015, we terminated the lease agreements for our corporate headquarters facility in San Jose, California. These leases were scheduled to expire in March 2020 and had been historically accounted for under authoritative guidance pertaining to leases in which we were both involved in the construction of the lease assets and for which certain sale-leaseback criteria were not met. This resulted in Echelon being the "deemed owner" of the two buildings for accounting purposes only. Accordingly, the leases associated with these facilities were historically accounted for as financing obligations.

In conjunction with the termination of these leases and associated financing obligations in May 2015, we paid an up-front lease termination charge of $10.0 million, which allowed us to remove approximately $15.3 million of building related financing obligations from our balance sheet. At the same time, we entered into a short-term lease for one of the two buildings for the remainder of 2015. As a result of the lease termination, we wrote the carrying value of the buildings and leasehold improvements down to its fair value, which was equal to the present value of the remaining lease payments under the short-term lease. The net effect of the lease termination transaction was a one-time charge of $3.3 million during the quarter ended June 30, 2015.

The following discussion focuses on the results of our IIoT business, as the results of our Grid operating segment are now classified as discontinued operations. The following tables provide an overview of key financial metrics for the three and six months ended June 30, 2015 and 2014 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Net revenues	$9,363	$8,981	$382	4.3%
Gross margin	59.2%	57.9%	---	1.3 ppt
Operating expenses	$10,058	$8,014	$2,044	25.5%
Net loss attributable to Echelon Corporation Stockholders	$(5,163)	$(8,612)	$3,449	(40.0)%
	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Net revenues	$19,231	$19,905	$(674)	(3.4)%
Gross margin	58.1%	58.2%	---	(0.1) ppt
Operating expenses	$17,679	$16,708	$971	5.8%
Net loss attributable to Echelon Corporation Stockholders	$(6,587)	$(12,585)	$5,998	(47.7)%
	Balance as of
	June 30, 2015	December 31, 2014	$ Change	% Change
Cash, cash equivalents, and short-term investments *	$27,900	$43,570	$(15,670)	(36.0)%
* As of June 30, 2015, includes $1.4 million of restricted investments presented separately on condensed consolidated balance sheet

•
Net revenues: Our total revenues increased by 4.3% during the second quarter of 2015 as compared to the same period in 2014, and decreased by 3.4% during the six months ended June 30, 2015 as compared to the same period in 2014. The increase in revenues between the two quarterly periods was mainly due to an increase in sales of components to Enel, partly offset by a reduction in sales of our IIoT products in the APJ region. The decrease in revenues between the two six month periods was due to reductions in sales of our IIoT products in the APJ region.

•
Gross margin: Our gross margins increased by 1.3 percentage points during the second quarter of 2015 as compared to the same period in 2014, and decreased by 0.1 percentage points during the six months ended June 30, 2015 as compared to the same period in 2014. These fluctuations were primarily due to a change in the mix of products sold.

•
Operating expenses: Our operating expenses increased by 25.5% and 5.8% during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. These increases were primarily due to a $3.3 million charge we took during the quarter ended June 30, 2015 associated with the termination of our corporate headquarters facility leases. Partly offsetting the increases were lower general and administrative costs in both comparable periods resulting from lower compensation costs and lower facilities related depreciation and amortization costs.

•
Net loss attributable to Echelon Corporation Stockholders: We generated a net loss of $5.2 million during the second quarter of 2015 compared to $8.6 million during the same period in 2014. This decrease in our net loss was mainly attributable to the removal of our Grid division, which generated a $5.3 million loss in the second quarter of 2014. The decrease was partly offset by the $3.3 million lease termination charge in the second quarter of 2015. Excluding the impact of our Grid division, non-cash stock-based compensation charges, and the lease termination charge, our net loss decreased by approximately $1.1 million in the second quarter of 2015 as compared to the same period in 2014. For the six months ended June 30, 2015, we generated a net loss of $6.6 million compared to $12.6 million for the same period in 2014. Excluding the impact of our Grid division, non-cash stock-based compensation charges, and the lease termination charge, our net loss decreased by approximately $1.7 million during the first half of 2015 as compared to the same period in 2014.

•
Cash, cash equivalents, and short-term investments: During the first six months of 2015, our cash, cash equivalents, and short-term investment balance decreased by 36.0%, from $43.6 million at December 31, 2014 to $27.9 million at June 30, 2015. This decrease was primarily the result of cash used in operations of $4.2 million (driven primarily by decrease in accounts payable balances of $1.4 million and our net loss of $6.6 million less non-cash charges for depreciation and amortization and lease termination charges) and cash used to pay our lease financing obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1, “Significant Accounting Policies” of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the Securities and Exchange Commission in March 2015, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our revenues, stock-based compensation, allowance for doubtful accounts, inventories, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

During the six months ended June 30, 2015, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS
The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.8	42.1	41.9	41.8
Gross profit	59.2	57.9	58.1	58.2
Operating expenses:
Product development	24.9	24.2	25.8	24.7
Sales and marketing	23.4	25.2	22.8	22.3
General and administrative	23.4	39.9	26.0	36.9
Lease termination charges	35.6	—	17.4	—
Total operating expenses	107.4	89.2	91.9	83.9
Loss from continuing operations	(48.2)	(31.4)	(33.9)	(25.7)
Interest and other income, net	(4.9)	(0.8)	2.0	(0.3)
Interest expense on lease financing obligations	(1.4)	(3.2)	(2.0)	(2.9)
Loss from continuing operations before provision for income taxes	(54.5)	(35.3)	(33.9)	(28.9)
Income tax expense (benefit)	0.7	1.1	0.4	0.4
Net loss from continuing operations attributable to Echelon Corporation Stockholders	(55.1)	(36.4)	(34.3)	(29.3)
Net income (loss) from discontinued operations	—	(62.1)	—	(35.7)
Net loss from discontinued operations attributable to non controlling interest	—	2.6	—	1.8
Net loss from discontinued operations attributable to Echelon Corporation Stockholders	—	(59.6)	—	(33.9)
Net loss attributable to Echelon Corporation Stockholders	(55.1)%	(95.9)%	(34.3)%	(63.2)%
Revenues
Total revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Total revenues	$9,363	$8,981	$382	4.3%
	Six Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Total revenues	$19,231	$19,905	$(674)	(3.4)%
Our revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are components we sell to Enel.
Excluding sales to Enel, which are discussed more fully below, our revenues decreased during the three and six months ended June 30, 2015, as compared to the same periods in 2014, by $301,000 and $595,000, or 3% and 3%, respectively. These decreases were primarily due to reductions in sales made to customers in the APJ region. We have seen a loss in market share over the last several years due primarily to reduced investment in research and development and marketing, especially in our LONWORKS portfolio of products, which has caused a decrease in our IIoT revenues.

The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 3.1% for the six months ended June 30, 2015 and 4.5% for the same period in 2014. Our revenues will continue to be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during the remainder of 2015, the amount of our revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.
Enel project revenues (included in total revenues)

	Three Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Enel project revenues	$998	$315	$683	216.8%
	Six Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Enel project revenues	$1,785	$1,864	$(79)	(4.2)%
In October 2006, we entered into a development and supply agreement with Enel. Under the development and supply agreement, Enel is purchasing additional metering kit products from us. Enel Project revenues recognized during the three and six months ended June 30, 2015 and 2014, are driven primarily by shipments of metering kits under the development and supply agreement.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Gross Profit	$5,542	$5,197	$345	6.6%
Gross Margin	59.2%	57.9%	N/A	1.3 ppt
	Six Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Gross Profit	$11,166	$11,583	$(417)	(3.6)%
Gross Margin	58.1%	58.2%	NA	(0.1) ppt

Gross profit is equal to revenues less cost of revenues. Cost of revenues associated with sales of our IIoT products includes direct costs associated with the purchase of components, sub-assemblies, and finished goods, as well as indirect costs such as allocated labor and overhead; costs associated with the packaging, preparation, and shipment of products; and charges related to warranty and excess and obsolete inventory reserves. Cost of revenues associated with our IIoT services consists of employee-

related costs such as salaries and fringe benefits as well as other direct and indirect costs incurred in providing training, customer support, and custom software development services. Gross margin is equal to gross profit divided by revenues.
Our gross margins increased by 1.3 percentage points for the three months ended June 30, 2015, as compared to the same period in 2014, and remained virtually unchanged for the six months ended June 30, 2015 as compared the same period in 2014. The increase between the two quarterly periods was primarily due to a change in the mix of products sold.

Our future gross margins will continue to be affected by several factors, including, but not limited to: overall revenue levels, changes in the mix of products sold, changes in our distribution strategy and use of distributors, changes in the prices charged by our suppliers, periodic charges related to excess and obsolete inventories, warranty expenses, introductions of cost reduced versions of our products, changes in the average selling prices of the products we sell, purchase price variances, and fluctuations in the level of indirect overhead spending. In addition, the impact of foreign exchange rate fluctuations and labor rates may affect our gross margins in the future. We currently outsource the manufacturing of most of our products requiring assembly to contract electronic manufacturers (CEMs) located primarily in China. To the extent labor rates were to rise further, or to the extent the U.S. dollar were to weaken against the Chinese currency, or other currencies used by our CEMs, our costs for the products they manufacture could rise, which would negatively affect our gross margins.

Operating Expenses
Product Development

	Three Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Product Development	$2,340	$2,170	$170	7.8%
	Six Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Product Development	$4,952	$4,919	$33	0.7%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses increased by approximately 8% during the quarter ended June 30, 2015 as compared to the same period in 2014. This increase was primarily due to increased compensation costs as well as increased fees paid to third party consultants. Product development expenses for the six months ended June 30, 2015 were relatively unchanged as compared to the same period in 2014.

Sales and Marketing

	Three Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Sales and Marketing	$2,194	$2,265	$(71)	(3.1)%
	Six Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Sales and Marketing	$4,382	$4,440	$(58)	(1.3)%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
The change in sales and marketing expenses during the three and six months ended June 30, 2015, as compared to the same periods in 2014 was insignificant.
General and Administrative

	Three Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
General and Administrative	$2,187	$3,579	$(1,392)	(38.9)%
	Six Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
General and Administrative	$5,008	$7,349	$(2,341)	(31.9)%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses decreased by 38.9% and 31.9% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. These decreases were driven primarily by lower compensation costs (including equity compensation expenses) due to the 2014 restructuring and subsequent employee departures and lower facilities related depreciation and amortization costs.
Lease Termination Charges

	Three Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Lease Termination Charges	3,337	—	$3,337	100.0%
	Six Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Lease Termination Charges	3,337	—	$3,337	100.0%

During the quarter ended June 30, 2015, we terminated the lease agreements for our corporate headquarter facility in San Jose, California. These leases were scheduled to expire in March 2020 and had been historically accounted for under authoritative guidance pertaining to leases in which we were both involved in the construction of the lease assets and for which certain sale-leaseback criteria were not met. This resulted in Echelon being the "deemed owner" of the two buildings for accounting purposes only. Accordingly, the leases associated with these facilities were historically accounted for as financing obligations.

In conjunction with the termination of these leases and associated financing obligations in May 2015, we paid an up-front lease termination charge of $10.0 million, which allowed us to remove approximately $15.3 million of building related financing obligations from our balance sheet. At the same time, we entered into a short-term lease for one of the two buildings for the remainder of 2015. As a result of the lease termination, we wrote the carrying value of the buildings and leasehold improvements down to its fair value, which was equal to the present value of the remaining lease payments under the short-term lease. The net effect of the lease termination transaction was a one-time charge of $3.3 million during the quarter ended June 30, 2015.
Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Interest and Other Income (Expense), Net	$(458)	$(69)	$(389)	563.8%
	Six Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Interest and Other Income (Expense), Net	$380	$(58)	$438	(755.2)%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other expense, net increased by $389,000 during the three months ended June 30, 2015 as compared to the same period in 2014. During the six months ended June 30, 2015, interest and other income, net increased by $438,000 as compared to the same period in 2014. For the quarterly periods, the increase in the net expense was primarily attributable to the fact that, during the second quarter of 2015, we recognized approximately $422,000 of foreign currency translation losses, whereas in the second quarter of 2014, we recognized foreign currency translation losses of approximately $90,000. For the two six month periods, the net increase in the income was primarily attributable to the fact that, during the first half of 2015, we recognized approximately $396,000 of foreign currency translation gains, whereas in the first half of 2014, we recognized foreign currency translation losses of approximately $110,000.
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

Interest Expense on Lease Financing Obligations

	Three Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Interest Expense on Lease Financing Obligations	$128	$280	$(152)	(54.3)%
	Six Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Interest Expense on Lease Financing Obligations	$380	$568	$(188)	(33.1)%
The monthly rent payments we make to our lessor under the lease agreements for our San Jose headquarters are recorded in our financial statements partially as land lease expense, with the remainder being allocated to principal and interest on the financing liability. “Interest expense on lease financing obligations” reflects the portion of our monthly lease payments that is allocated to interest expense.
Interest expense on lease financing obligations decreased by $152,000 and $188,000 during the three and six months ended June 30, 2015 as compared to the same periods in 2014, respectively. These reductions were due primarily to the fact that in May 2015, we terminated the leases for our corporate headquarters facilities and retired virtually all of the associated lease financing obligations.
Income Tax Expense

	Three Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Income Tax Expense (Benefit)	$61	$106	$(45)	(42.5)%
	Six Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Income Tax Expense	$74	$81	$(7)	(8.6)%

The income tax expense for the three and six months ended June 30, 2015 was $61,000 and $74,000, compared to $106,000 and $81,000 for the same periods in 2014, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
Loss from discontinued operations, net of taxes
Loss from discontinued operations for the three and six months ended June 30, 2014, represents the results of operations of the Company's Grid business. There was no activity related to the Grid business during the three and six months ended June 30, 2015.
The results of operations of the Grid business are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Revenues (1)	$6,058	$12,925
Cost of revenues	3,736	8,341
Operating expenses	7,901	11,693
Loss from discontinued operations before income taxes	(5,579)	(7,109)
Income taxes	—	—
Net loss from discontinued operations, net of income taxes	(5,579)	(7,109)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	239	356
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	$(5,340)	$(6,753)

(1) Includes related party amounts of $112,000 for the three and six months ended June 30, 2014.
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
Effective June 2008, the building leases were amended resulting in an extension of the lease term for both buildings through March 2020. In May 2015, we terminated the building leases and entered into a short-term lease for one of the buildings which expires in December 2015.

In conjunction with the sale of our Grid division, we entered into a sublease with S&T for a portion of our corporate headquarters facility. As a result of the May 2015 lease termination, the sublease with S&T will now expire in December 2015.
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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as cost of revenues in our condensed consolidated statements of operations, was approximately $96,000 and $205,000 for three and six months ended June 30, 2015, and $156,000 and $276,000 for the same periods in 2014.
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of June 30, 2015, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
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
From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of June 30, 2015, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through June 30, 2015, we raised $295.7 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

The following table presents selected financial information as of June 30, 2015, and for each of the last three fiscal years (dollars in thousands):

	June 30,	December 31,
	2015	2014	2013	2012
Cash, cash equivalents, and short-term investments*	$27,900	$43,570	$57,635	$61,855
Trade accounts receivable, net	3,822	3,948	10,522	15,725
Working capital	28,920	40,310	57,090	72,661
Stockholders’ equity	35,790	43,177	67,977	83,795
* As of June 30, 2015, includes $1.4 million of restricted investments presented separately on condensed consolidated balance sheet

As of June 30, 2015, we had $27.9 million in cash, cash equivalents, restricted cash and short-term investments, a decrease of $15.7 million as compared to December 31, 2014. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options by our employees and directors, and the exercise of warrants. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $4.2 million for the six months ended June 30, 2015, a decrease in cash outflows of approximately $469,000 as compared to the same period in 2014. During the six months ended June 30, 2015, net cash used in operating activities was primarily the result of our net loss including non-controlling interest of $6.6 million and changes in operating assets and liabilities of $1.9 million, partially offset by lease termination charges of $3.3 million and depreciation and amortization expense of $1.1 million. The primary components of the $1.9 million net change in our operating assets and liabilities were a $1.4 million decrease in accounts payable, a $322,000 decrease in deferred revenues, a $285,000 increase in other current assets, and a $279,000 decrease in accrued liabilities; partially offset by a $317,000 decrease in inventories. Accounts payable decreased in part due to the remittance of Grid related receivables we collected and held at December 31, 2014 on behalf of S&T, and to a lesser extent the timing of receipt and payment of certain large invoices. Deferred revenues decreased in accordance with the overall activity with distributors in all regions. Other current assets increased primarily due to deposits we paid for the short-term lease on our headquarters facility. Accrued liabilities decreased primarily due to the payment of accrued restructuring charges. Inventories decreased marginally due to the timing of the purchase and sale of inventory during the quarter.
Net cash used in operating activities was $4.7 million for the six months ended June 30, 2014. During the six months ended June 30, 2014, net cash used in operating activities was primarily the result of our net loss (including noncontrolling interest) of $12.9 million, partially offset by our non- cash impairment charges of $4.1 million, depreciation and amortization expense of $1.8 million, stock-based compensation expenses of $1.3 million, and changes in operating assets and liabilities of $966,000. The primary components of the $966,000 net change in our operating assets and liabilities were a $2.2 million decrease in accounts receivable, $824,000 decrease in inventories, a $402,000 increase in deferred revenues and a $167,000 decrease in other current assets, partially offset by a $1.7 million decrease in accrued liabilities and a $1.0 million decrease in accounts payable. Accounts receivable decreased primarily as a result of the timing of collections and revenues in the first six months of 2014 as compared to the same period in 2013, and lower overall revenues between the two periods. Inventories decreased primarily in accordance with the Company's plan to manage its inventory positions commensurate with the business of each segment, as well as overall reduced business activity. Deferred revenues increased due primarily to increased sales of annual maintenance revenues to Grid customers. Other current assets decreased primarily due to amortization of existing prepaid expenses. Accounts payable decreased due to timing of receipt of certain large invoices, which were paid in the second quarter of 2014. Accrued liabilities decreased primarily due to the payment of compensation costs that were accrued as of December 31, 2013.
Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions and divestitures. Net cash provided by investing activities was $8.8 million for the six months ended June 30, 2015, a decrease in cash inflows of $7.7 million from the same period in 2014. During the six months ended June 30, 2015, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $12.9 million, partially offset by purchases of available-for-sale short-term investments of $4.0 million.

Net cash provided by investing activities was $16.5 million for the six months ended June 30, 2014. During the six months ended June 30, 2014, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $26.0 million, partially offset by the purchases of available-for-sale short-term investments of $9.0 million and capital expenditures of $400,000. Approximately $6.3 million of the proceeds from the above-mentioned sale were held as restricted cash as of June 30, 2014.
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $11.0 million for the six months ended June 30, 2015, an increase in cash outflows of $3.4 million as compared to the same period in 2014. During the six months ended June 30, 2015, net cash used in financing activities was primarily the result of $10.9 million in principal payments on our building lease financing obligations, which included the $10.0 million lease termination fee for our corporate headquarter facility, and $129,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
During the six months ended June 30, 2014, net cash used in financing activities was $7.6 million. During the six months ended June 30, 2014, net cash used in financing activities was primarily the result of $6.3 million of restricted cash used as collateral for the line of credit, $1.1 million in principal payments on our building lease financing obligations, and $262,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares; all of which was partially offset by $17,000 of proceeds from employee stock options exercised.
As noted above, our cash and investments totaled $27.9 million as of June 30, 2015. Of this amount, approximately 4% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
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
For the three months ended June 30, 2015 and 2014, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $998,000 and $315,000, respectively. For the six months ended June 30, 2015 and 2014, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.8 million and $1.9 million, respectively.
As of June 30, 2015 and December 31, 2014, $512,000 and $158,000, respectively, of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
RECENTLY ISSUED ACCOUNTING STANDARDS
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In July 2015, the FASB deferred the effective date of ASU 2014-09 so that it will apply to annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early application is permitted to the original effective date of December 15, 2016, in which case ASU 2014-09 would apply to annual reporting periods beginning December 15, 2016 (including interim reporting periods within those periods). The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
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

The market price of our common stock has been depressed and we are not in compliance with Nasdaq’s minimum bid requirement, which could result in our stock being delisted from the Nasdaq Stock Market if we do not regain compliance.

The trading of our common stock on the Nasdaq Stock Market depends on our meeting certain asset, revenue, and stock price tests. Since May 12, 2015, the closing bid price of our stock has remained below Nasdaq’s $1.00 per share minimum bid requirement. On June 25, 2015, we received a notice of deficiency from the Office of Nasdaq Qualifications indicating that if we do not comply with the minimum bid price rules by December 22, 2015, Nasdaq may delist our stock. Although we have announced that we intend to seek stockholder approval to implement a reverse stock split, there is no guarantee that the proposed reverse stock split will obtain stockholder approval or be implemented and, if so, that it will lead to a sustained increase in the closing bid price of our stock. If we are unable to meet the continued listing requirements, the trading market and price for our common stock would be materially adversely affected. In addition, low-priced stocks are subject to additional risks, including potential loss of effective trading markets.

An impairment charge of goodwill could have a material adverse impact on our financial condition and results of operations.
Our balance sheet includes an amount designated as “goodwill” that represents a portion of our assets and our stockholders’ equity. In accordance with accounting guidance, we are required to compare the fair value of goodwill to its book value at least annually and more frequently if circumstances indicate a possible impairment. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. The continued decline in our stock price and market capitalization could lead to an impairment charge to our long-lived assets, including goodwill. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, the amount of any impairment could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.
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

The trading price of our stock may be adversely affected if the announced exploration of financial strategies and strategic alternatives does not result in a transaction or results in a transaction different from what the market may be expecting. In addition, this process may have an adverse impact on our business operations and, therefore, on our operating results or financial outlook.

On August 6, 2015, we announced that our Board of Directors has authorized its strategic committee of independent directors to identify, evaluate and pursue the feasibility and relative merits of various financial strategies. The Strategic Committee plans to consider a wide range of available options, including, among other things, partnerships, strategic business model alternatives, recapitalization, disposition of one or more corporate assets, or a possible business combination or sale of Echelon, in addition to continued pursuit of Echelon as a stand-alone entity. Echelon has engaged Goldman Sachs & Co. as its financial advisor in support of these activities.

There are various risks and uncertainties that this process may cause, such as:

•	distracting management from the day-to-day operations of the business, which may adversely affect our operations;

•	consuming time and resources from our normal business operations, which may result in missing or not executing on near or long-term business opportunities; and

•
creating perceived uncertainties as to our future direction, which may result in increased difficulties and expense in recruiting and retaining employees, particularly senior management, and may impact our relationships with customers and vendors.

In addition, if our exploration of strategic alternatives does not result in a transaction or, alternatively, results in a transaction different than what the market expects, it is likely that the trading price of our stock will be adversely affected. Any of these risks or uncertainties could adversely affect the Company’s business, financial condition, results of operations or cash flows. There can be no assurance that the Board of Directors’ exploration of strategic alternatives will result in the entering or consummation of any transaction or any change in the Company’s overall structure or its business model, or that any transaction or change will enhance shareholder value. Any transaction that is ultimately completed may not deliver the anticipated benefits or enhance shareholder value.
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

We have designed our IIoT products and solutions products to interoperate with other third party products and systems.  Although we attempt to safeguard our products and solutions from cybersecurity threats, the potential for cyber security attacks continues to evolve in scope and frequency. There is a heightened focus on security in the market and this is a key area of focus for us and our customers.

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
Competition for qualified personnel in our business areas is intense, and we may not be able to continue to retain qualified executive officers and key personnel and attract new officers and personnel when necessary. These challenges may be exacerbated by our depressed stock price, potential delisting from Nasdaq, and perceived uncertainty around the announcement that Goldman Sachs is exploring strategic alternatives available to the Company. Our product development and marketing functions are largely based in Silicon Valley, which is a highly competitive marketplace. It may be particularly difficult to recruit, relocate and retain qualified personnel in this geographic area. Moreover, the cost of living, including the cost of housing, in Silicon Valley is known to be high. Because we are legally prohibited from making loans to executive officers, we will not be able to assist potential key personnel as they acquire housing or incur other costs that might be associated with joining our company. In addition, if we lose the services of any of our key personnel and are not able to find suitable replacements in a timely manner, our business could be disrupted, other key personnel may decide to leave, and we may incur increased operating expenses in finding and compensating their replacements.
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
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at June 30, 2015 and December 31, 2014, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at June 30, 2015, and December 31, 2014, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 8 Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Factors That May Affect Future Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2014 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	272	$0.96	—	—
May 1 - May 31	—	$—	—	—
June 1 - June 30	29,455	$0.91	—	—
Total	29,727	$0.91	—	—

(1)	Shares purchased represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

10.23*	Short Term Lease dated May 14, 2015 by and between the Company and DRT/GVC, LLC
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

*	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 19, 2015

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION
Date:	August 10, 2015	By:	/s/ C. Michael Marszewski
C. Michael Marszewski Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

10.23*	Short Term Lease dated May 14, 2015 by and between the Company and DRT/GVC, LLC
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

*	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 19, 2015