Form 10-Q
period 2015-09-30
ECHELON CORP
filed 2015-11-09
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________
FORM 10‑Q
______________
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes ☐ No ☒
As of October 31, 2015, 44,160,919 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10‑Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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
ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,205	$13,340
Restricted investments	1,401	1,401
Short-term investments	15,999	28,829
Accounts receivable, net [1]	3,995	3,948
Inventories	2,673	3,243
Deferred cost of goods sold	1,221	935
Other current assets	1,887	1,084
Current assets of discontinued operations held for sale	—	597
Total current assets	36,381	53,377

Property and equipment, net	696	10,190
Intangible assets, net	1,241	1,413
Goodwill	5,756	5,936
Other long‑term assets	1,048	694
Long-term assets of discontinued operations held for sale	—	36
Total assets	$45,122	$71,646

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,070	$3,614
Accrued liabilities	3,591	2,844
Current portion of lease financing obligations	131	2,459
Deferred revenues	4,098	3,126
Current liabilities of discontinued operations held for sale	—	1,024
Total current liabilities	9,890	13,067
LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	—	13,662
Other long-term liabilities	530	1,740
Total long-term liabilities	530	15,402

STOCKHOLDERS’ EQUITY:
Common stock	474	472
Additional paid-in capital	356,135	356,181
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	(1,228)	(431)
Accumulated deficit	(292,803)	(285,169)
Total Echelon Corporation stockholders’ equity	34,448	42,923
Noncontrolling interest in discontinued operations of subsidiary	254	254
Total stockholders’ equity	34,702	43,177
Total liabilities and stockholders’ equity	$45,122	$71,646
1 Includes related party receivable of $1,404 and $158 as of September 30, 2015 and December 31, 2014, respectively.
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues (2)	$9,983	$9,178	$29,214	$29,083
Cost of revenues (1)	4,370	4,180	12,435	12,502
Gross profit	5,613	4,998	16,779	16,581
Operating expenses:
Product development (1)	2,454	2,305	7,406	7,224
Sales and marketing (1)	1,848	2,160	6,230	6,600
General and administrative (1)	2,547	3,538	7,555	10,887
Lease termination charges	—	—	3,337	—
Loss on write down of property, equipment and other	—	4,409	—	4,409
Restructuring charges	—	227	—	227
Total operating expenses	6,849	12,639	24,528	29,347
Loss from continuing operations	(1,236)	(7,641)	(7,749)	(12,766)
Interest and other income, net	184	719	564	661
Interest expense on lease financing obligations	(5)	(271)	(385)	(839)
Loss from continuing operations before provision for income taxes	(1,057)	(7,193)	(7,570)	(12,944)
Income tax expense (benefit)	(10)	33	64	114
Net loss from continuing operations attributable to Echelon Corporation Stockholders	(1,047)	(7,226)	(7,634)	(13,058)

Net loss from discontinued operations, net of income taxes	—	(2,141)	—	(9,250)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	—	179	—	535
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	—	(1,962)	—	(8,715)

Net loss attributable to Echelon Corporation Stockholders	$(1,047)	$(9,188)	$(7,634)	$(21,773)

Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(0.02)	$(0.17)	$(0.17)	$(0.30)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$0.00	$(0.05)	$0.00	$(0.20)
Basic and diluted net loss per share attributable to Echelon Corporation Stockholders	$(0.02)	$(0.21)	$(0.17)	$(0.50)

Shares used in computing net loss per share:
Basic	44,128	43,507	44,068	43,367
Diluted	44,128	43,507	44,068	43,367

(1)	See Note 6 for summary of amounts included representing stock-based compensation expense.

(2)
Includes related party amounts of $1,680 and $683 for the three months ended September 30, 2015 and 2014, respectively; and related party amounts of $3,465 and $2,546 for the nine months ended September 30, 2015 and 2014, respectively. See Note 7 and Note 14 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net loss from continuing operations attributable to Echelon Corporation Stockholders	$(1,047)	$(7,226)	$(7,634)	$(13,058)
Net loss from discontinued operations, net of income taxes	—	(2,141)	—	(9,250)
Net loss	(1,047)	(9,367)	(7,634)	(22,308)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(177)	(902)	(812)	(932)
Unrealized holding gain (loss) on available-for-sale securities	1	(1)	15	(4)
Total other comprehensive loss	(176)	(903)	(797)	(936)
Comprehensive loss	(1,223)	(10,270)	(8,431)	(23,244)
Less: comprehensive loss from discontinued operations attributable to non-controlling interests	—	179	—	535
Comprehensive loss attributable to Echelon Corporation Stockholders	$(1,223)	$(10,091)	$(8,431)	$(22,709)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(7,634)	$(22,308)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,413	2,640
Increase (decrease) in allowance for doubtful accounts	(17)	22
Lease termination charges	3,337	—
Loss on disposal of Grid business	—	254
Goodwill impairment charges	—	3,388
Loss on disposal of and write down of property, equipment and other	53	5,101
Reduction of (increase in) accrued investment income	(23)	18
Stock-based compensation	109	992
Adjustment to contingent consideration	(98)	—
Change in operating assets and liabilities:
Accounts receivable	(19)	2,953
Inventories	630	1,217
Deferred cost of goods sold	190	242
Other current assets	(418)	312
Accounts payable	(1,509)	(543)
Accrued liabilities	(55)	(865)
Deferred revenues	6	(751)
Deferred rent	(154)	(29)
Net cash used in operating activities	(4,189)	(7,357)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available‑for‑sale short‑term investments	(7,984)	(58,148)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	20,852	80,116
Cash paid for acquisition, net of cash acquired	—	(1,155)
Proceeds from divestiture of Grid business	—	4,861
Change in other long‑term assets	(793)	232
Capital expenditures	(83)	(672)
Net cash provided by investing activities	11,992	25,234
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(11,147)	(1,676)
Restricted cash used as collateral for line of credit	—	(6,250)
Proceeds from exercise of stock options	—	17
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(152)	(411)
Net cash used in financing activities	(11,299)	(8,320)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(639)	(723)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,135)	8,834
CASH AND CASH EQUIVALENTS:
Beginning of period	13,340	14,648
End of period	$9,205	$23,482
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$386	$830
Cash paid for income taxes	$187	$265
NON CASH INVESTING ACTIVITIES:
Fair value of stock issued in connection with acquisition	$—	$715
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

•
The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 37.9% and 37.4% of net revenues for the three and nine months ended September 30, 2015, respectively, were derived from two customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

In July 2015, the FASB issued an update to ASC 330, Inventory: Simplifying the Measurement of Inventory. Under this update, subsequent measurement of inventory is based on the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated cost of completion and disposal. This update does not apply to inventory that is measured using last-in, first-out or the retail inventory method. This update should be applied prospectively and will be adopted by the Company in the first quarter of fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
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
Restricted Investments
As of September 30, 2015, restricted investments consist of balances maintained by the Company with an investment advisor in money market funds and permitted treasury bills. These balances represent collateral for a $1.0 million operating line of credit issued to the Company by its primary bank for credit card purchases, as well as one standby letter of credit for $113,000. Because the Company’s agreement with the lender prevents the Company from withdrawing these funds, they are considered restricted. No amounts have ever been drawn against the standby letters of credit issued by the bank.

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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company's only financial assets and liabilities required to be measured at fair value on a recurring basis at September 30, 2015, are its fixed income available-for-sale securities and its liability related to contingent consideration due to Lumewave, Inc. ("Lumewave") shareholders. See Note 2 of these Notes to Condensed Consolidated Financial Statements for a summary of the input levels used in determining the fair value of these assets and liabilities as of September 30, 2015.
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

As of September 30, 2015, management evaluated the current stock price, coupled with other inputs, and concluded that no impairment of either goodwill or long-lived assets was warranted as of September 30, 2015 as the Company's fair value exceeded its carrying value.

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

As a result of the sale of the Grid business on September 30, 2014, the Company made the decision to cease use of one building within its corporate headquarters and recharacterize the building as a rental property. Consequently, management performed an impairment analysis on this building and determined that its carrying value was not recoverable. In performing this analysis, management analyzed the expected cash flows from different sub-lease scenarios using recent lease data for similar facilities in the area including market activity, expected tenant improvements and commissions and period of time between recharacterization and lease up. As a result of this analysis, the Company recorded a write down of the building of $4.4 million during the three months ended September 30, 2014.
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

Items Measured at Fair Value on a Recurring Basis
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, and its liability related to contingent consideration due to Lumewave shareholders, at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs at September 30, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$5,294	$5,294	$—	$—
U.S. government securities(2)	17,400	—	17,400	—
Total	$22,694	$5,294	$17,400	$—

Liabilities:
Contingent consideration	$870	$—	$—	$870
Total	$870	$—	$—	$870
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

The contingent consideration payable to Lumewave's shareholders, which the Company recognized upon its purchase of Lumewave in August 2014 and is included in other long-term liabilities in the Company's condensed consolidated balance sheets as of December 31, 2014 and in other current liabilities as of September 30, 2015, is classified within Level 3 because significant assumptions for this obligation are not observable in the market. The table below includes a rollforward of the balance sheet amounts for financial instruments classified by the Company within Level 3 of the valuation hierarchy for the nine months ended September 30, 2015 (in thousands):

Contingent Consideration
BALANCE AT DECEMBER 31, 2014	$968
Amortization of interest and change in fair value of contingent consideration	(98)
BALANCE AT SEPTEMBER 30, 2015	$870
As of September 30, 2015, the Company’s available-for-sale securities had contractual maturities of eleven months and an average remaining term to maturity of three months. As of September 30, 2015, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$17,392	$17,400	$8	$—
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

Items Measured at Fair Value on a Recurring Basis

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

3. Earnings Per Share:
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss from continuing and discontinued operations per share computations for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss (Numerator):
Net loss from continuing operations attributable to Echelon Corporation Stockholders	$(1,047)	$(7,226)	$(7,634)	$(13,058)
Net loss from discontinued operations attributable to Echelon Corporation Stockholders	—	(1,962)	—	(8,715)
Net loss attributable to Echelon Corporation Stockholders	$(1,047)	$(9,188)	$(7,634)	$(21,773)
Shares (Denominator):
Weighted average common shares outstanding	44,128	43,507	44,068	43,367
Shares used in basic computation	44,128	43,507	44,068	43,367
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—
Shares used in diluted computation	44,128	43,507	44,068	43,367
Net loss per share:
Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(0.02)	$(0.17)	$(0.17)	$(0.30)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$0.00	$(0.05)	$0.00	$(0.20)
Basic and diluted net loss per share attributable to Echelon Corporation Stockholders	$(0.02)	$(0.21)	$(0.17)	$(0.50)

For the three and nine months ended September 30, 2015 and 2014, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation from continuing operations, discontinued operations, and total net loss attributable to Echelon Corporation Stockholders, as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and contingently issuable shares excluded from this calculation for the three and nine months ended September 30, 2015 and 2014 was 3,698,259 and 4,362,649, respectively.
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

The assets acquired and liabilities assumed have been reflected in the Company’s condensed consolidated balance sheet as of September 30, 2015, and the results of operations of Lumewave are included in the condensed consolidated statement of operations since August 16, 2014. The following table summarizes the purchase price allocation based on estimated fair values of assets acquired and liabilities assumed at the acquisition date (amounts in thousands):

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

The contingent consideration was measured at fair value based on management’s estimate of achieving the specified targets and discounted to its then present value of $925,000. The contingent consideration is payable in a combination of cash and the Company’s common stock. Both the fair value of the cash and equity portions of the contingent consideration are recorded as a liability and will be remeasured each reporting period, with any change in their fair values recorded to earnings. As of September 30, 2015, the fair value of the contingent consideration was $870,000 and is recorded in Accrued liabilities in the Company's condensed consolidated balance sheet. The equity component of the contingent consideration will ultimately be settled by issuing additional equity upon final determination of the targets being achieved. The number of shares to be issued will be based on the average closing price of the Company's stock during the six days prior to the acquisition date.

5. Discontinued Operations

During the third quarter of 2014, the Company announced that it had reached an agreement to sell its Grid business in order to focus on its IIoT business and on future opportunities in this market. On September 30, 2014, the Company completed the sale of its Grid business to S&T, a publicly traded European IT systems provider.

The consideration received for the sale of the Grid business totaled approximately $4.9 million. Additionally, the Company could receive an additional $1.0 million if the revenues of the Grid business exceed $50 million for the calendar year 2015. Based on the historical results of the Grid business and near-term estimates, management of the Company does not believe the sales targets will be achieved. Due to the significant uncertainty in achievement, no value has been given to this contingent consideration. The Company also entered into a sub-lease arrangement as well as a supply arrangement for a component used in the manufacture of certain Grid products. At the time of the sale, each of these arrangements had a term of 39 months and each has been considered indirect cashflows as they were deemed to be insignificant. As a result of the Company's decision to terminate its corporate headquarters leases, the sub-lease arrangement will now expire in December 2015.

The sale of the Grid business resulted in a loss of $254,000, net of income taxes, recorded as loss on sale of discontinued operations for the three and nine months ended September 30, 2014.

The assets and liabilities of the Company's joint venture (see Note 16) were not included in the sale to S&T. As of December 31, 2014, the Company was in the process of negotiating the sale of the joint venture's remaining net assets and recorded the assets and liabilities of the joint venture at the lower of their carrying amount or fair value less cost to sell and had classified them as held for sale on the Company's condensed consolidated balance sheets. The remaining asset and liabilities principally relate to inventory, deferred revenues and the related deferred costs of sales, and accrued liabilities. As of September 30, 2015, the Company has determined that the joint venture's remaining net assets will not be sold and have been stated at their fair value.

As a result of restructuring activities during quarter ended September 30, 2014, a total of $1.4 million of restructuring costs is included in loss from discontinued operations for the three and nine months ended September 30, 2014. All of this amount has been paid as of September 30, 2015.

The Company has classified the results of operations of the Grid business as discontinued operations for all periods presented. There was no activity related to the Grid business during the three and nine months ended September 30, 2015. The table below provides a summary of the components of the net loss from discontinued operations for the three and nine months ended September 30, 2014, and excludes certain shared overhead costs that were previously allocated to the Grid segment as ASC 205-20 prohibits the allocation of general overhead costs to discontinued operations.

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014

Revenues (1)	$5,467	$18,392
Cost of revenues	3,433	11,774
Operating expenses	3,921	15,614
Loss from discontinued operations before income taxes	(1,887)	(8,996)
Income taxes	—	—
Loss on sale of Grid business	(254)	(254)
Net loss from discontinued operations, net of income taxes	(2,141)	(9,250)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	179	535
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	$(1,962)	$(8,715)

(1) Includes related party amounts of $0 and $112,000 for the three and nine months ended September 30, 2014, respectively.

The sale agreement contains certain indemnification provisions related to the Grid business whereby the Company may have obligations related to the period it owned the Grid business. The Company believes the estimated fair value of these indemnification provisions are minimal and accordingly, no liability is recorded for these indemnifications as of September 30, 2015.
6. Stockholders’ Equity and Employee Stock Option Plans:

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014, respectively, and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Cost of revenues	$(34)	$76	$(102)	$235
Product development	94	130	229	(37)
Sales and marketing	(19)	79	(109)	174
General and administrative	115	225	91	962
Discontinued operations	—	(824)	—	(342)
Total	$156	$(314)	$109	$992

Stock Award Activity

The total intrinsic value of options exercised during the three and nine months ended September 30, 2015 was $0 and $0, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2014 was $0 and $3,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the options. There were no options exercised during the nine months ended September 30, 2015.

The total fair value of RSUs vested and released during the three and nine months ended September 30, 2015 was $58,000 and $374,000, respectively. The total fair value of RSUs vested and released during the three and nine months ended September 30, 2014 was approximately $351,000 and $1.1 million, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.
7.    Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and nine months ended September 30, 2015 and 2014, the Company had two customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributors of its IIoT products in Europe and Enel Distribuzione Spa ("Enel"), an Italian utility company. For the three and nine months ended September 30, 2015 and 2014, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Avnet	21.1%	26.9%	25.5%	27.4%
Enel	16.8%	7.4%	11.9%	8.8%
Total	37.9%	34.3%	37.4%	36.2%
8. Commitments and Contingencies:

Legal Actions
From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of September 30, 2015, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
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

9. Accumulated Other Comprehensive Income (Loss):

	Foreign currency translation adjustment (Amount in thousands)	Unrealized gain (loss) on available-for-sale securities (Amount in thousands)	Accumulated Other Comprehensive Income (Loss) (Amount in thousands)
Beginning balance at December 31, 2014	$(424)	$(7)	$(431)
Current period other comprehensive income (loss)	(812)	15	(797)
Balance at September 30, 2015	(1,236)	8	(1,228)

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
10.     Inventories:

Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014

Purchased materials	$154	$402
Finished goods	2,519	2,841
	$2,673	$3,243
11. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014

Accrued payroll and related costs	$2,090	$1,463
Warranty reserve	121	143
Restructuring charges	84	701
Contingent consideration	870	—
Other accrued liabilities	426	537
	$3,591	$2,844
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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived and other assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2015 and December 31, 2014, long-lived assets of approximately $6.3 million and $15.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the condensed consolidated financial statements.

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations, value-added resellers, and local distributors, primarily in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Americas	$3,038	$2,988	$9,359	$9,325
EMEA	5,006	3,520	13,889	11,045
APJ	1,939	2,670	5,966	8,713
Total	$9,983	$9,178	$29,214	$29,083

For information regarding the Company’s major customers, please refer to Note 7, Significant Customers.
13. Income Taxes:
The provision (benefit) for income taxes for the three months ended September 30, 2015 and 2014 were $(10,000) and $33,000, respectively. The provision for income taxes for the nine months ended September 30, 2015 and 2014 were $64,000 and $114,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
As of September 30, 2015 and December 31, 2014, the Company had gross unrecognized tax benefits of approximately $926,000 and $1.4 million, respectively, of which $427,000 and $469,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2015 and December 31, 2014, the Company had accrued $76,000 and $99,000, respectively, for interest and penalties. The $23,000 reduction in interest and penalties on gross unrecognized tax benefits during the nine months ended September 30, 2015 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.
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
For the three months ended September 30, 2015 and 2014, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.7 million and $683,000, respectively. For the nine months ended September 30, 2015 and 2014, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $3.5 million and $2.5 million, respectively. Please refer to Note 5 for information related to discontinued operations.
As of September 30, 2015 and December 31, 2014, $1.4 million and $158,000, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
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

	December 31, 2014	Costs Incurred	Cash Payments	September 30, 2015
Termination benefits	$701	$—	$617	$84
16. Joint Venture:
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture's intended focus was on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51.0% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s Condensed Consolidated Financial Statements as of September 30, 2015 and 2014, and for the three and nine months then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the non-controlling interest in subsidiary on the Condensed Consolidated Balance Sheet as of September 30, 2015. Net loss attributable to the non-controlling interest in Echelon-Holley was nil and $179,000 during three months ended September 30, 2015 and 2014, respectively, and nil and $535,000 during the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, Echelon and Holley Metering had contributed in cash a total of approximately $4.0 million in Share Capital, as defined, to Echelon-Holley in proportion to their respective ownership interests.
In connection with the decision to sell the Grid business announced in the third quarter of 2014, the Company undertook a process to sell the remaining net assets of the joint venture and recorded the assets and liabilities of the joint venture at the lower of their carrying amount or fair value less cost to sell, and classified them as held for sale on the accompanying balance sheet at December 31, 2014. The major classes of assets and liabilities that were classified as held for sale were inventory, deferred revenues and the related deferred costs of sales, and accrued liabilities. In addition, the net losses attributable to the non-controlling interest were also presented as part of discontinued operations in the condensed consolidated statements of operations for the years ended December 31, December 31, 2014 and 2013.
During the quarter ended September 30, 2015, the Company concluded that it would no longer pursue a sale, but would instead work with Holley Metering to shut the joint venture down. The remaining net assets of the joint venture are immaterial as of September 30, 2015. As the net losses attributable to the joint venture were immaterial in prior years, they have been presented as part of discontinued operations in the condensed consolidated statement of operations for the three and nine months ended September 30, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” “goal,” “continues,” “may,” “might,” “could,” “will,” “would,” “future,” “likely,” “predict,” “estimate,” “if,” “potential,” “continue,” “moving,” “toward” and similar expressions. Forward-looking statements include statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances. In particular, these statements include statements such as: our plan to focus our product development spend in our technology to broaden the applicability of our control networking platform into new markets; our predictions about the smart energy market, increased pricing pressures and worldwide macro-economic conditions; our projections of IIoT revenues; the possible delisting of our stock from the NASDAQ Stock Market; the potential impairment charge of goodwill; the prospect of our announced exploration of financial strategies and strategic alternatives; our estimate of risks inherent in our international business activities; factors that may cause fluctuations on our operating results; our expectation that we will achieve a return on our investment of resources into our products; estimates of our future gross margins and factors affecting our gross margins; statements regarding reinvesting a portion of our earnings from foreign operations; plans to use our cash reserves to strategically acquire other companies, products, or technologies; our projections of our combined cash, cash equivalent and short term investment balance; the sufficiency of our cash reserves to meet cash requirements; our expectations that our IIoT revenues will not fluctuate significantly from foreign currency sales; estimates of our interest income and expense; our belief that we have adequately provided for legal contingencies; and our belief that we have made adequate provisions for tax exposure and legal matters. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Factors That May Affect Future Results of Operations” section. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to review or update publicly any forward-looking statements for any reason, except as required by law.

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

Our proven, open standard, multi-application energy control networking platform powers applications for smart cities, smart buildings, and smart campuses that help customers save on their energy usage, reduce outage duration or prevent them from happening entirely, reduce their carbon footprint and more. Today, we offer, directly and through our partners worldwide, a wide range of products and services.

Prior to the third quarter of 2014, our Company operated in two operating segments, the IIoT segment and the Grid segment. In the third quarter of 2014, we announced and completed the sale of our Grid operating segment to S&T AG ("S&T"), a publicly traded European IT systems provider with an existing focus on smart energy products and services. We have classified the results of operations of the Grid business as discontinued operations for the three and nine months ended September 30, 2015 and 2014.

As a result of the sale, the Company’s resources are now entirely focused on the IIoT. This business sells products and services that form Embedded Control Platforms, such as LONWORKS® and IzoT®, which include components, control nodes and development software. These products are typically sold to Original Equipment Manufacturers ("OEMs") to build into their industrial application solutions. We also sell into certain vertical application markets for IIoT solutions, such as the outdoor lighting market. These solutions are sold to end users typically through value-added resellers and distributors.

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

The following discussion focuses on the results of our IIoT business, as the results of our Grid operating segment are now classified as discontinued operations. The following tables provide an overview of key financial metrics for the three and nine months ended September 30, 2015 and 2014 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Net revenues	$9,983	$9,178	$805	8.8%
Gross margin	56.2%	54.5%	---	1.7 ppt
Operating expenses	$6,849	$12,639	$(5,790)	(45.8)%
Net loss attributable to Echelon Corporation Stockholders	$(1,047)	$(9,188)	$8,141	(88.6)%
	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Net revenues	$29,214	$29,083	$131	0.5%
Gross margin	57.4%	57.0%	---	0.4 ppt
Operating expenses	$24,528	$29,347	$(4,819)	(16.4)%
Net loss attributable to Echelon Corporation Stockholders	$(7,634)	$(21,773)	$14,139	(64.9)%
	Balance as of
	September 30, 2015	December 31, 2014	$ Change	% Change
Cash, cash equivalents, and short-term investments *	$26,605	$43,570	$(16,965)	(38.9)%
* As of September 30, 2015 and December 31, 2014, includes $1.4 million of restricted investments presented separately on condensed consolidated balance sheet

•
Net revenues: Our total revenues increased by 8.8% during the third quarter of 2015 as compared to the same period in 2014, and increased by 0.5% during the nine months ended September 30, 2015 as compared to the same period in 2014. The increase in revenues between the two quarterly periods, as well as the two nine-month periods, was mainly due to an increase in sales of components to Enel, partly offset by a reduction in sales of our IIoT products in the APJ and EMEA regions.

•
Gross margin: Our gross margins increased by 1.7 percentage points during the third quarter of 2015 as compared to the same period in 2014, and increased by 0.4 percentage points during the nine months ended September 30, 2015 as compared to the same period in 2014. These fluctuations were primarily due to a change in the mix of products sold. In addition, higher overall revenue levels during the quarter ended September 30, 2015 as compared to the same period in 2014 also contributed to the improvement in gross margins between the two quarterly periods.

•
Operating expenses: Our operating expenses decreased by 45.8% and 16.4% during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. These decreases were primarily due to the fact that, during the third quarter of 2014, we took a one-time charge of $4.4 million for under-utilized facilities at our corporate headquarters facility. Also contributing to the declines were reduced compensation costs associated with reduced headcount, reduced project related costs associated with the sale of our Grid division and the acquisition of Lumewave, both of which occurred during the third quarter of 2014, and reduced facilities related costs. Partly offsetting the decline between the two nine-month periods was a one-time charge of $3.3 million that we took during the quarter ended June 30, 2015 associated with the termination of our corporate headquarters facility leases.

•
Net loss attributable to Echelon Corporation Stockholders: We generated a net loss of $1.0 million during the third quarter of 2015 compared to $9.2 million during the same period in 2014. This decrease was mainly attributable to the reduction in our operating expenses as discussed above, coupled with the removal of our Grid division, which generated a $2.0 million loss in the third quarter of 2014. Excluding the impact of our Grid division, non-cash stock-based compensation charges, restructuring charges, and the $4.4 million charge we took during the third quarter of 2014 associated with under-utilized facilities, our net loss decreased by approximately $1.2 million in the third quarter of 2015 as compared to the same period in 2014.

For the nine months ended September 30, 2015, we generated a net loss of $7.6 million compared to $21.8 million for the same period in 2014. Excluding the impact of our Grid division, non-cash stock-based compensation charges, and the one-time charge for $3.3 million we took in the second quarter of 2015 related to the termination of our corporate headquarters facility as well as the $4.4 million charge we took during the third quarter of 2014 associated with under-utilized facilities, our net loss decreased by approximately $2.9 million during the first nine months of 2015 as compared to the same period in 2014.

•
Cash, cash equivalents, and short-term investments: During the first nine months of 2015, our cash, cash equivalents, and short-term investment balance decreased by 38.9%, from $43.6 million at December 31, 2014 to $26.6 million at September 30, 2015. This decrease was primarily the result of cash used in operations of $4.2 million driven primarily by decrease in accounts payable balances of $1.5 million and our net loss of $7.6 million less non-cash charges for depreciation and amortization and lease termination charges and cash used to pay our lease financing obligations.

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

During the nine months ended September 30, 2015, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS
The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	43.8	45.5	42.6	43.0
Gross profit	56.2	54.5	57.4	57.0
Operating expenses:
Product development	24.6	25.1	25.3	24.8
Sales and marketing	18.5	23.5	21.3	22.7
General and administrative	25.5	38.4	25.9	37.4
Lease termination charges	—	—	11.4	—
Loss on write down of property and equipment	—	48.0	—	15.2
Restructuring charges	—	2.5	—	0.8
Total operating expenses	68.6	137.5	83.9	100.9
Loss from continuing operations	(12.4)	(83.0)	(26.5)	(43.9)
Interest and other income, net	1.8	7.8	1.9	2.3
Interest expense on lease financing obligations	—	(3.0)	(1.3)	(2.9)
Loss from continuing operations before provision for income taxes	(10.6)	(78.2)	(25.9)	(44.5)
Income tax expense (benefit)	(0.1)	0.4	0.2	0.4
Net loss from continuing operations attributable to Echelon Corporation Stockholders	(10.5)	(78.6)	(26.1)	(44.9)
Net income (loss) from discontinued operations	—	(23.3)	—	(31.8)
Net loss from discontinued operations attributable to non controlling interest	—	2.0	—	1.8
Net loss from discontinued operations attributable to Echelon Corporation Stockholders	—	(21.4)	—	(30.0)
Net loss attributable to Echelon Corporation Stockholders	(10.5)%	(100.1)%	(26.1)%	(74.9)%
Revenues
Total revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Total revenues	$9,983	$9,178	$805	8.8%
	Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Total revenues	$29,214	$29,083	$131	0.5%
Our revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are components we sell to Enel.
Excluding sales to Enel, which are discussed more fully below, our revenues decreased during the three and nine months ended September 30, 2015, as compared to the same periods in 2014, by $192,000 and $788,000, or 2% and 3%, respectively. These decreases were primarily due to reductions in sales made to customers in the APJ region, and to a lesser extent, customers in the EMEA region. We have seen a loss in market share over the last several years due primarily to reduced investment in research and development and marketing, especially in our LONWORKS portfolio of products, which has caused a decrease in our IIoT revenues.

The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 3.6% for the nine months ended September 30, 2015 and 4.4% for the same period in 2014. Our revenues will continue to be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during the remainder of 2015, the amount of our revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.
Enel project revenues (included in total revenues)

	Three Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Enel project revenues	$1,680	$683	$997	146.0%
	Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Enel project revenues	$3,465	$2,546	$919	36.1%
In October 2006, we entered into a development and supply agreement with Enel. Under the development and supply agreement, Enel is purchasing additional metering kit products from us. Enel Project revenues recognized during the three and nine months ended September 30, 2015 and 2014, are driven primarily by shipments of metering kits under the development and supply agreement.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Gross Profit	$5,613	$4,998	$615	12.3%
Gross Margin	56.2%	54.5%	N/A	1.7 ppt
	Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Gross Profit	$16,779	$16,581	$198	1.2%
Gross Margin	57.4%	57.0%	NA	0.4 ppt

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
Our gross margins increased by 1.7 percentage points for the three months ended September 30, 2015, as compared to the same period in 2014, and remained virtually unchanged for the nine months ended September 30, 2015 as compared the same period in 2014. The increase between the two quarterly periods was primarily due to higher overall revenues and reduced indirect costs.

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

Operating Expenses
Product Development

	Three Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Product Development	$2,454	$2,305	$149	6.5%
	Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Product Development	$7,406	$7,224	$182	2.5%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
The changes in product development expenses during the three and nine months ended September 30, 2015, as compared to the same periods in 2014, were insignificant.

Sales and Marketing

	Three Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Sales and Marketing	$1,848	$2,160	$(312)	(14.4)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Sales and Marketing	$6,230	$6,600	$(370)	(5.6)%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
The change in sales and marketing expenses during the three months ended September 30, 2015, as compared to the same period in 2014, was primarily attributable to a reduction in marketing expenses, and to a lesser extent, a reduction in compensation related expenses. The change in sales and marketing expenses during the nine months ended September 30, 2015, as compared to the same period in 2014, are reduced compensation related expenses.
General and Administrative

	Three Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
General and Administrative	$2,547	$3,538	$(991)	(28.0)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
General and Administrative	$7,555	$10,887	$(3,332)	(30.6)%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses decreased by 28.0% and 30.6% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. These decreases were driven primarily by lower compensation costs (including equity compensation expenses) due to the 2014 restructuring and subsequent employee departures and lower facilities related depreciation and amortization costs. In addition, reduced project related costs associated with the Lumewave acquisition and the sale of our Grid division, both of which occurred in the third quarter of 2014, also contributed to the declines in general and administrative expenses between the two periods.

Lease Termination Charges

Three Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Lease Termination Charges	—	—	$—	—%
Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Lease Termination Charges	3,337	—	$3,337	100.0%

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

Loss on write down of property and equipment

	Three Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change

Loss on write down of property and equipment	$—	$4,409	$(4,409)	(100.0)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change

Loss on write down of property and equipment	$—	$4,409	$(4,409)	(100.0)%
As a result of the sale of our Grid business on September 30, 2014, we made the decision to cease use of one of the buildings at our corporate headquarters and recharacterize the building as a rental property. Consequently, management performed an impairment analysis on this building and determined that its carrying value was not recoverable. In performing this analysis, management analyzed the expected cash flows from different sub-lease scenarios using recent lease data for similar facilities in the area, including market activity, expected tenant improvements and commissions and period of time between recharacterization and lease up. As a result of this analysis, we recorded a write down of the building of $4.4 million during the three months ended September 30, 2014.

Restructuring Charges

	Three Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change

Restructuring Charges	$—	$227	$(227)	(100.0)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change

Restructuring Charges	$—	$227	$(227)	(100.0)%
On September 30, 2014, in connection with the sale of the Grid business, and again during the fourth quarter of 2014, the Company undertook restructuring actions affecting approximately 44 employees to be terminated between September 2014 and December 31, 2014, as part of the strategic plan to focus on the Company's IIoT business. In connection with this restructuring, the Company recorded restructuring charges of approximately $1.8 million , of which $1.4 million was included in the net loss from discontinued operations for the three and nine months ended September 30, 2014.
Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Interest and Other Income, Net	$184	$719	$(535)	(74.4)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Interest and Other Income, Net	$564	$661	$(97)	(14.7)%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other income, net decreased by $535,000 during the three months ended September 30, 2015 as compared to the same period in 2014. During the nine months ended September 30, 2015, interest and other income, net decreased by $97,000 as compared to the same period in 2014. For the quarterly periods, the decrease in the net other income was primarily attributable to the fact that, during the third quarter of 2015, we recognized approximately $170,000 of foreign currency translation gains, whereas in the third quarter of 2014, we recognized foreign currency translation gains of approximately $700,000. For the two nine month periods, the decrease in net other income was primarily attributable to the fact that, during the first nine months of 2015, we recognized approximately $566,000 of foreign currency translation gains, whereas in the same period of 2014, we recognized foreign currency translation gains of approximately $590,000.
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

Interest Expense on Lease Financing Obligations

	Three Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Interest Expense on Lease Financing Obligations	$5	$271	$(266)	(98.2)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Interest Expense on Lease Financing Obligations	$385	$839	$(454)	(54.1)%
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
Interest expense on lease financing obligations decreased by $266,000 and $454,000 during the three and nine months ended September 30, 2015 as compared to the same periods in 2014, respectively. These reductions were due primarily to the fact that in May 2015, we terminated the leases for our corporate headquarters facilities and retired virtually all of the associated lease financing obligations.
Income Tax Expense

	Three Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Income Tax Expense (Benefit)	$(10)	$33	$(43)	(130.3)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	2015 over 2014 $ Change	2015 over 2014 % Change
Income Tax Expense	$64	$114	$(50)	(43.9)%

Income tax expense (benefit) for the three and nine months ended September 30, 2015 was $(10,000) and $64,000, compared to $33,000 and $114,000 for the same periods in 2014, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.

Loss from discontinued operations, net of taxes
Loss from discontinued operations for the three and nine months ended September 30, 2014, represents the results of operations of the Company's Grid business. There was no activity related to the Grid business during the three and nine months ended September 30, 2015.
The results of operations of the Grid business are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Revenues (1)	$5,467	$18,392
Cost of revenues	3,433	11,774
Operating expenses	3,921	15,614
Loss from discontinued operations before income taxes	(1,887)	(8,996)
Income taxes	—	—
Loss on sale of Grid business	(254)	(254)
Net loss from discontinued operations, net of income taxes	(2,141)	(9,250)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	179	535
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	$(1,962)	$(8,715)

(1) Includes related party amounts of $0 and $112,000 for the three and nine months ended September 30, 2014, respectively.
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

In September 2015, we entered into a lease agreement for our new corporate headquarters facility in Santa Clara, California. This lease will commence in November 2015 and will expire in July 2019.
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
Indemnifications. In the normal course of business, we may be required to provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products, for injuries caused by our products, and for certain other claims. Historically, costs related to these indemnification provisions have not been significant. However, we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that would enable us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of the applicable insurance coverage is minimal.
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as cost of revenues in our condensed consolidated statements of operations, was approximately $100,000 and $304,000 for three and nine months ended September 30, 2015, and $120,000 and $396,000 for the same periods in 2014.
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of September 30, 2015, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
Legal Actions. From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of September 30, 2015, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through September 30, 2015, we raised $295.7 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

The following table presents selected financial information as of September 30, 2015, and for each of the last three fiscal years (dollars in thousands):

	September 30,	December 31,
	2015	2014	2013	2012
Cash, cash equivalents, and short-term investments*	$26,605	$43,570	$57,635	$61,855
Trade accounts receivable, net	3,995	3,948	10,522	15,725
Working capital	26,491	40,310	57,090	72,661
Stockholders’ equity	34,702	43,177	67,977	83,795
* As of September 30, 2015 and December 31, 2014, includes $1.4 million of restricted investments presented separately on condensed consolidated balance sheet

As of September 30, 2015, we had $26.6 million in cash, cash equivalents, restricted cash and short-term investments, a decrease of $17.0 million as compared to December 31, 2014. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options by our employees and directors, and the exercise of warrants. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $4.2 million for the nine months ended September 30, 2015, a decrease in cash outflows of approximately $3.2 as compared to the same period in 2014. During the nine months ended September 30, 2015, net cash used in operating activities was primarily the result of our net loss including non-controlling interest of $7.6 million and changes in operating assets and liabilities of $1.3 million, partially offset by lease termination charges of $3.3 million and depreciation and amortization expense of $1.4 million. The primary components of the $1.3 million net change in our operating assets and liabilities were a $1.5 million decrease in accounts payable and a $418,000 increase in other current assets; partially offset by a $630,000 decrease in inventories. Accounts payable decreased in part due to the remittance of Grid related receivables we collected and held at December 31, 2014 on behalf of S&T, and to a lesser extent the timing of receipt and payment of certain large invoices. Other current assets increased due to the reclassification of the deposits we expect to receive back in the near term associated with our terminated headquarters facility leases. Inventories decreased due to the timing of the purchase and sale of inventory during the quarter.
Net cash used in operating activities was $7.4 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, net cash used in operating activities was primarily the result of our net loss (including non-controlling interest) of $22.3 million, partially offset by our loss on write down of assets of $5.1 million, goodwill impairment charges of $3.4 million, depreciation and amortization expense of $2.6 million, stock-based compensation expenses of $1.0 million, and changes in operating assets and liabilities of $2.5 million. The primary components of the $2.5 million net change in our operating assets and liabilities were a $3.0 million decrease in accounts receivable, $1.2 million decrease in inventories, and a $312,000 decrease in other current assets, partially offset by a $865,000 decrease in accrued liabilities, a $751,000 decrease in deferred revenues and a $543,000 decrease in accounts payable. Accounts receivable decreased primarily as a result of the timing of collections and revenues in the first nine months of 2014 as compared to the same period in 2013, and lower overall revenues between the two periods. Inventories decreased primarily in accordance with the Company's plan to manage its inventory positions commensurate with the business of each segment, as well as overall reduced business activity. Accrued liabilities decreased primarily due to the payment of restructuring and Finmek accruals in 2014, partially offset by accruals of legal and transaction costs related to the strategic decisions made by the Company in this quarter. Deferred revenues decreased due primarily to reduced overall activity with distributors in all regions. Accounts payable decreased due to timing of receipt and payment of certain large invoices, which were paid in the third quarter of 2014.
Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions and divestitures. Net cash provided by investing activities was $12.0 million for the nine months ended September 30, 2015, a decrease in cash inflows of $13.2 million from the same period in 2014. During the nine months ended September 30, 2015, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $20.9 million, partially offset by purchases of available-for-sale short-term investments of $8.0 million and changes in other long-term assets of $793,000.

Net cash provided by investing activities was $25.2 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $80.1 million and net proceeds of $4.9 million received from sale of the Grid business, partially offset by the purchases of available-for-sale short-term investments of $58.1 million, cash spent for the Lumewave acquisition of $1.2 million, and capital expenditures of $672,000.
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $11.3 million for the nine months ended September 30, 2015, an increase in cash outflows of $3.0 million as compared to the same period in 2014. During the nine months ended September 30, 2015, net cash used in financing activities was primarily the result of $11.1 million in principal payments on our building lease financing obligations, which included the $10.0 million lease termination fee for our corporate headquarter facility, and $152,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.

Net cash used in financing activities was $8.3 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, net cash used in financing activities was primarily the result of $6.3 million of restricted cash used as collateral for the line of credit, $1.7 million in principal payments on our building lease financing obligations and $411,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares; all of which was partially offset by $17,000 of proceeds from options exercised during the nine months ended September 30, 2014.
As noted above, our cash and investments totaled $26.6 million as of September 30, 2015. Of this amount, approximately 5% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
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
For the three months ended September 30, 2015 and 2014, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.7 million and $683,000, respectively. For the nine months ended September 30, 2015 and 2014, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $3.5 million and $2.5 million, respectively.
As of September 30, 2015 and December 31, 2014, $1.4 million and $158,000, respectively, of our total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
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

In July 2015, the FASB issued an update to ASC 330, Inventory: Simplifying the Measurement of Inventory. Under this update, subsequent measurement of inventory is based on the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated cost of completion and disposal. This update does not apply to inventory that is measured using last-in, first-out or the retail inventory method. This update should be applied prospectively and will be adopted by us in the first quarter of fiscal year 2017. Early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements.
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
We will likely incur additional costs in connection with the disposition of our interest in the Holley Metering joint venture.
As a result of the sale of our Grid business, we have decided to wind down our joint venture in Hangzhou, China with Holley Metering ("Holley"), a Chinese company with which we had been developing smart energy products for the Chinese market, as well as certain products for the rest of the world. This process will result in costs, the full amount of which is uncertain at this time, but that will negatively impact our cash flow.
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
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at September 30, 2015 and December 31, 2014, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at September 30, 2015, and December 31, 2014, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, we had a change in our internal control over financial reporting that occurred as a result of our implementation of a new ERP system that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our new ERP system has replaced our legacy system, which was where a significant portion of our business transactions originate, are processed, and recorded. Our new ERP system is intended to provide us with enhanced transactional processing and management tools compared to our legacy system and is intended to enhance internal control over financial reporting. We believe it will function as an important component of our disclosure controls and procedures.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	437	$0.69	—	—
August 1 - August 31	26,586	$0.63	—	—
September 1 - September 30	5,776	$0.58	—	—
Total	32,799	$0.63	—	—

(1)	Shares purchased represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

ECHELON CORPORATION
Date:	November 9, 2015	By:	/s/ C. Michael Marszewski
C. Michael Marszewski Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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