Form 10-K
period 2015-12-31
ECHELON CORP
filed 2016-03-30
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission file number: 000-29748
ECHELON CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	77-0203595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2901 Patrick Henry Drive Santa Clara, California 95054
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	X	Smaller reporting company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, there were 4,409,807 shares of the registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the per share closing sale price of $8.00 of such shares on the Nasdaq Global Market on June 30, 2015) was approximately $28.9 million. Shares of the registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 As of February 29, 2016, 4,416,946 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2016 (Proxy Statement)	Part III

ECHELON CORPORATION
FORM 10‑K
FOR THE YEAR ENDED DECEMBER 31, 2015

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

General

Echelon Corporation is a pioneer in developing open-standard control networking platforms and delivering elements necessary to design, install, monitor and control highly reliable, scalable and secure communities of devices. Echelon's vision is one of low-cost monitoring and control technology in every industrial electrical device in the world and complete vertical solutions in the fastest growing market segments. With more than 110 million Echelon-powered devices shipped worldwide, Echelon helps its customers migrate existing legacy devices, and bring new devices and applications into a growing global Industrial Internet.

In 2014 the “Internet of Things” (IoT) market opportunity became increasingly apparent. The IoT refers to a network of physical objects, each containing a unique network address, which interact with each other to share information and take action. IoT networks can run a variety of languages, or protocols, and be connected via wired or wireless links. The IoT can be further segmented into the Human Internet of Things (HIoT) and the Industrial Internet of Things (IIoT); the latter is Echelon's market focus.

The IIoT refers to communities of rules-based, self-directed devices that reside in commercial or industrial environments and operate with little to no human interaction. Because of the harsh nature of these environments (e.g., extreme temperature, vibration, noise, humidity, dust) where connectivity can be intermittent, and because industrial applications demand high reliability, IIoT devices need to be more robust than consumer-oriented HIoT devices. Specialized requirements of the IIoT include no-compromise control capability, proven reliability, and hardened security. In addition, IIoT devices must be able to interact autonomously and function when disconnected from the Internet or a local access point. The IIoT will incorporate decades of existing and in-service infrastructure - deployed mechanical and digital vertical solutions ready to be connected. When these solutions are connected, they generally communicate with protocols developed many years ago, and often dedicated to specific applications.

In October 2013 Echelon introduced its IzoT™ platform - purpose-built for the IIoT. The IzoT platform allows control networking to be done using Internet Protocol ("IP") all the way to the end device. IzoT software can run on any processor in an environment providing UDP/IP socket connectivity; it allows a single device to be brought to market as a LONWORKS®, BACnet®, or other protocol-supporting device; and it can be used with any underlying wired or wireless communications link, such as Ethernet, RS-485, Wi-Fi, 15.4, or Echelon’s free topology (FT) standard. The IzoT platform provides a smooth migration path to the emerging IIoT for legacy devices while ensuring compatibility with new devices connecting to the same network. In June 2014 Echelon began sampling the IzoT platform with evaluation kits, software, chips, modules, and routers.

Both LONWORKS and the IzoT control networking platform consist of a three-tier architecture: a device tier, a control node tier, and an enterprise tier. At the device tier, industrial devices such as load controllers, lighting ballasts, meters, and thermostats, embed our free topology (FT) or power line (PL) smart transceivers, enabling them to act as peers working together to collect data and take cooperative action. For example, Echelon’s former headquarters buildings in San Jose utilized lighting and heating ventilation and air conditioning (HVAC) devices that communicated together over a twisted-pair network using Echelon FT transceivers. These individual devices are managed by control nodes, in this case Echelon's Smart Servers. When a control node receives information from the local utility, such as a signal to shed electrical load, this information is transmitted across the twisted-pair network. The network devices then execute the control signal, resulting in a reduction of energy consumption while preserving a safe and comfortable work environment.

At the control node tier, various control technologies and protocols are unified and supervised so that local decisions can be made at the device tier levels. An example of a control node is the Echelon SmartServer. In general, the devices and control node tiers communicate using control protocols such as LONWORKS technology (ISO/EN 14908), BACnet, and Open Smart Grid Protocol (OSGP). OSGP is a family of standards published by the European Telecommunications Standards Institute (ETSI) that is optimized for smart grid applications used in conjunction with LONWORKS technology.

At the enterprise tier, Echelon technology connects the control node tiers to an enterprise tier, commonly an information technology (IT) solution, so business rules can be established for the control system and operational data can be archived for later analysis. Our LONWORKS Control Network Software (LNS) is an example of an enterprise tier product. Control nodes communicate with enterprise tier solutions using Internet protocols such as TCP/IP and web services.

In 2013, Echelon was structured around two divisions; IoT and Grid. Because of the growing market opportunity in the IIoT, and large ongoing investments required by the Grid division, in August 2014, Echelon announced a definitive agreement to sell its Grid operations to S&T AG ("S&T"), a publicly traded European IT systems provider with an existing focus on smart energy products and services. We completed the sale of the Grid division on September 30, 2014. This decision represented a significant step in Echelon’s long-term strategy to focus on the Industrial Internet of Things market, and in the intelligent outdoor lighting controls market in particular.

During this same time period, Echelon expanded its intelligent outdoor lighting control offering through the acquisition of Lumewave Inc., a wireless outdoor lighting control system provider with a track record selling its solution to U.S. municipalities, universities, medical facilities and enterprises. The Lumewave products, which include individual lighting controllers, motion sensors, gateways, and management and maintenance software, have since been incorporated into Echelon’s product portfolio along with the established Lumewave sales channels in North America. While we continue to support our traditional, non-lighting centric customers as we always have, our primary focus is currently aimed at expanding our revenues associated with these outdoor lighting control products.

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

With a broad range of industrial applications and geographies to choose from, we apply our product and sales efforts to the highest growth opportunities. We target rapidly evolving markets that benefit from distributed intelligent control networks.

Echelon was incorporated in California in 1988 and reincorporated in Delaware in 1989. With global headquarters in Silicon Valley in Santa Clara, California, and regional sales offices throughout North America, Europe, and Asia, Echelon makes its products available throughout the world.

Market Overview

Just as mainframe networking evolved to workgroup networking, which gave way to the corporate and consumer Internet, the IIoT represents a next big wave in technology. This market opportunity is driven by the convergence of control systems for lighting, HVAC, security, manufacturing, and more. The customers for IIoT products are themselves participating in highly fluid and competitive environments that prize lower costs, differentiated offerings, improved customer service, ubiquitous connectivity, and near-infinite analytic capabilities. The IIoT will unlock improvements in life quality, efficiency, safety, and more. Market analysts, such as those at IHS, Inc., project that the world market for Internet-connected devices will reach 50 billion by 2025, with the industrial segment representing the majority share of these devices.

IIoT products have long lifecycles and must operate under extreme conditions. They must also be secure to prevent unauthorized access and abuse that could cause environmental hazards or life-threatening situations. New systems running modern Information Technology protocols, such as IP, must interoperate with systems running mature Operational Technology protocols such as LONWORKS, BacNet and Modbus. Echelon’s control networking technology is purpose-built for industrial environments such as building automation, lighting and transportation.

Echelon's platforms, both LONWORKS and IzoT, enable OEMs to create a variety of control applications for smart buildings, such as building automation, lighting control, elevator control, and access control. Buildings around the world use our technology to provide a comfortable, safe, and productive environment, all while reducing energy consumption. Our technology enables interoperability among products and among the various building automation systems. As a result, a building owner or integrator can maintain an open procurement and vendor-independent environment, thereby reducing life-cycle costs.

But the benefits of Echelon's technology are not just limited to control networks for buildings. Our products are used in countless applications where the benefits of distributed intelligent control networks are sought; from transportation infrastructure to advanced utility metering to factory automation and beyond. The applications are limitless.

Examples of the products we sell into these markets include:

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

Lighting, especially outdoor lighting, has been a key application for Echelon products and has been identified as one of the fastest growing market segments in the IIoT. Street, campus and commercial outdoor lights are important assets, providing safety and aesthetic value to their community. They also consume a significant amount of electricity - as much as 40% of a city's overall electricity budget. As a result, cities, campuses and commercial enterprises are responsible for a substantial portion of worldwide energy consumption and greenhouse gas production. Therefore, these entities are looking for ways to improve infrastructure to become more environmentally friendly, increase the quality of life for their residents and occupants, and reduce costs.

Echelon's complete solutions, platforms and platform components transform outdoor lighting into intelligent, energy-efficient, remotely managed networks that deliver dependable lighting at lower cost than high efficiency luminaires alone. Echelon technology enables not only basic functionality such as the scheduling of lights on or off, the setting of dimming levels for individual or groups of lights, and intelligent lighting according to time of day, season, or weather conditions; but also more advanced capabilities such as predictive direction of travel control, neighborhood profiles, and data analysis for preventive maintenance - all while reducing energy usage. In addition, intelligent outdoor lighting is often the first step to a smarter city, with applications such as a bus lane control system or pollution monitoring subsequently added on top of the outdoor lighting network.

Echelon’s outdoor lighting control product portfolio includes:

•
Smart Transceivers: Outdoor lighting manufacturers can embed our power line smart transceivers into their outdoor light ballasts, drivers, and generators; or can use these transceivers to develop outdoor lighting controllers that serve as add-on products for existing dimmable ballasts and drivers within a luminaire. These components enable command, control, and monitoring of each light. They communicate with the Echelon SmartServer segment controller over existing power lines.

•
Outdoor Lighting Controllers: In order to address the retrofit market and to reduce the time needed to develop and deploy intelligent luminaires, Echelon provides its own brand of outdoor lighting controllers. Echelon outdoor lighting controllers support RF and power line (PL) based communications.

•	Motion Sensors: Echelon motion sensors work with outdoor lighting controllers to adjust light levels based on motion (ON/OFF or dimming).

•
SmartServer Segment Controller: The Echelon SmartServer Segment Controller is a controller and gateway for connecting outdoor lighting segments to a centralized management system. The SmartServer provides rules for operation, invoking on/off time and sequencing, dimming time and percentage, and other functions.

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

Go-To-Market (Sales) Strategy

We sell our platform for the IIoT markets to buildings, lighting and industrial controls OEMs directly and through distribution worldwide. These efforts are supported with worldwide sales, application engineering, technical, and industry experts working in the U.S. as well as China, Hong Kong, Japan, South Korea, Germany, the Netherlands, and the United Kingdom. In outdoor lighting, in addition to selling our platform to lighting OEMs worldwide, in some geographies, we also offer a complete solution consisting of Echelon branded outdoor lighting controllers, segment controllers, gateways and software to end customers such as municipalities, cities, campuses and commercial enterprises through local system integration partners and channel representatives.

Echelon organizes its sales resources by region. Within a region, sales personnel work directly with large OEM customers such as Honeywell, Schneider, Siemens, Philips, Trane, and others. Sales personnel also work with distribution partners, regional manufacturers’ representatives, and regional system integrators.

Product Development

Our future success depends in large part on our ability to enhance existing products, reduce product cost, and develop new products that offer technological competitiveness. We have made and intend to continue to make substantial investments in product development, while implementing strategies for overall product development cost reduction where appropriate.

Our strategy is to focus our product innovation efforts on unique areas where we can add value, and to partner aggressively in other technology areas. We focus on areas where we have leading technical expertise, including designing reliable silicon, software and vertical solutions for constrained environments; free topology communications and power line communications; system architecture and protocols like LONWORKS and BACnet for supporting control networks; multiprotocol processing for control and enterprise networks; and interoperating with a range of other vendors' products. We partner with other companies that have specific skills outside our core expertise, such as low-cost technology or RF technologies. For example, in the case of RF, we work with partners who have 802.15 and WiFi silicon products to incorporate them into Echelon modules.

Our total expenses for product development were $9.7 million for 2015, $9.5 million for 2014, and $10.9 million for 2013 . Included in these totals were stock-based compensation expenses of $304,000, $(73,000), and $156,000, for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Principal Customers

During the three years ended December 31, 2015, we had two customers that accounted for a significant portion of our revenues: Avnet Europe Comm VA (“Avnet”), the primary distributor of our IIoT products in Europe, and Enel Distribuzione Spa ("Enel"), an Italian utility company. For the years ended December 31, 2015, 2014, and 2013, the percentages of our revenues attributable to sales made to these customers were as follows:

	Year ended December 31,
	2015	2014	2013
Avnet	24.5%	26.2%	26.6%
Enel	12.7%	7.7%	16.1%
Total	37.2%	33.9%	42.7%

Geographic Information

We operate in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to our customers located in the respective region. Our long-lived assets include property and equipment, goodwill, purchased intangible assets such as purchased technology and customer and channel relationships, and deposits on our leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2015 and 2014, long-lived assets of approximately $2.6 million and $15.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.
We sell our products primarily in U.S. dollars to customers throughout the world. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Our international sales include both export sales and sales by international subsidiaries and accounted for 68.1% of our total revenues for 2015, 72.4% of our total revenues for 2014, and 74.3% of our total revenues for 2013. Summary revenue information by geography for the years ended December 31, 2015, 2014, and 2013 is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Americas	$12,380	$12,754	$13,167
EMEA	17,799	14,494	19,894
APJ	8,625	11,482	12,796
Total	$38,804	$38,730	$45,857

Supply Chain

Our supply chain strategy uses manufacturing services from third parties where it reduces our costs and takes advantage of consolidated purchasing power. We limit our internal supply chain activities to quality inspection, system integration, custom configuration, testing, and order fulfillment. We maintain manufacturing agreements with Cypress Semiconductor related to the FT 3100 family of free topology transceivers. We also maintain manufacturing agreements with STMicroelectronics for production of our PL 3100 power line transceivers, and with Open-Silicon, Inc. for production of our Neuron 5000 microcontroller and the FT 5000 free topology receiver.

For most of our products requiring assembly, we use third-party contract electronic manufacturers (CEMs), including Bel-Fuse (formerly TYCO). These CEMs procure material and assemble, test, and inspect the final products to our specifications.

Working Capital

As of December 31, 2015, we had working capital, defined as current assets less current liabilities, of $26.7 million, which was a decrease of approximately $13.6 million compared to working capital of $40.3 million as of December 31, 2014.

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

We also hold several trademarks in the United States and select foreign countries, many of which are registered, including Echelon, Lumewave by Echelon, LumInsight, LonBuilder, LonTalk, LONWORKS, Neuron, LON, LonPoint, LonMaker, IzoT, LNS, LonManager, Digital Home, and NodeBuilder.

Employees
As of February 29, 2016, we had 87 employees worldwide, of which 29 were in product development, 20 were in sales and marketing, 18 were in general and administrative, 16 were in operations, and 4 were in customer support and training. About 55 employees are located at our headquarters in California and 11 employees are located in other offices throughout the United States. Our remaining employees are located in seven countries worldwide, with the largest concentrations in China, Hong Kong, the Netherlands, and the United Kingdom. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe relations with our employees are good.
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
Executive Officers of the Registrant
Ronald Sege, age 58, has been our President and Chief Executive Officer and a member of our board of directors since August 2010. He has been Chairman of the Board of Directors since October 2011. Prior to joining Echelon, he was President and Chief Operating Officer of 3Com Corporation from 2008 to 2010. He held the position of President and CEO of Tropos Networks from 2004 to 2008, and was the President and CEO of Ellacoya Networks from 2001 to 2004. Earlier in Mr. Sege's career, he was Executive Vice President at Lycos from 1998 to 2001 and he spent 10 years at 3Com holding various Executive Vice President and Vice President positions. Mr. Sege received his B.A. in Economics from Pomona College and earned an M.B.A. from the Harvard Business School.

Christopher Jodoin, age 50, has been our Vice President of Operations and Planning since January 2015.  Since joining Echelon in 2012, Mr. Jodoin has held various financial and operational positions and played a key role in the divestiture of our Grid division in 2014.  Prior to joining Echelon, Mr. Jodoin was Vice President of Integration at InVentiv Health.  He also held a variety of senior financial and operational positions at Hewlett Packard and 3Com Corporation.  Mr. Jodoin received a B.A in Economics from Boston College and an M.B.A from Northeastern University.

C. Michael Marszewski, age 48, has been our Vice President and Chief Financial Officer since April 2015. Since joining Echelon in 1999, Mr. Marszewski has served in a variety of financial positions, including most recently Vice President Corporate Controller and Chief Accounting Officer, and has played important roles in strategic projects including acquisitions, divestitures, and private placement of securities.  Prior to joining Echelon, Mr. Marszewski held positions at Stanford Telecommunications, National Semiconductor, and Arthur Andersen LLP.  He earned his Bachelor’s Degree in Accounting at Santa Clara University.

Sohrab Modi, age 55, has been our Chief Technology Officer since September 2014.  Prior to joining our company Mr. Modi was Vice President and Chief Technology Officer at FutureWei, a division of Huawei. From 1999 to 2008, Mr. Modi held senior Engineering and General Management positions at Sun Microsystems, including Vice President in the Chief Technology Office. Previously, Mr. Modi held engineering management roles at Novell.  Mr. Modi holds a B.S. degree in Physics from the University of Mumbai and an M.S. degree in Computer Science from the Rochester Institute of Technology.
Alicia Jayne Moore, age 56, our Chief Legal and Administration Officer, joined Echelon on July 15, 2013. Prior to joining our company, Ms. Moore provided strategic legal and business consulting services to several public and private companies and foundations from 2008 to 2013. Prior to that, Ms. Moore was the Vice President, Corporate Business Development, General Counsel and Secretary for Extreme Networks, Inc.  She also served as General Counsel for AristaSoft, Inc. and Adaptec, Inc.  Ms. Moore practiced law as an associate in the law firms of Coudert Brothers, LLP and Ware & Friedenrich, LLP (now DLA Piper). Ms. Moore received an A.B degree in International Relations from Stanford University, and her law degree from U.C.L.A. School of Law.
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
Competitors for our IIoT products include some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. Key company competitors include companies such as Cree Inc., Digi International, General Electric, LED Roadway Lighting, Maxim Integrated Products, Philips, Siemens, Silver Spring Networks, STMicroelectronics, Texas Instruments, and Tridium. Key industry standard and trade group competitors include BACnet, DALI, DeviceNet, HART, Konnex, Profibus, ZigBee, and the ZWave Alliance in the IIoT market. Each of these standards and/

or alliances is backed by one or more competitors. For example, the ZigBee alliance includes over 300 member companies with promoter members, such as Ember, Emerson, Freescale, Kroger, Landis+Gyr (a subsidiary of Toshiba), Philips, Reliant Energy, Schneider Electric, STMicroelectronics, Tendril, and Texas Instruments. Additionally, because we are operating in an emerging market, it is likely that additional competitors will surface rapidly.
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
For these reasons, the sales cycle associated with our IIoT products is subject to a number of significant risks that are beyond our control. Consequently, if our forecasted customer orders are not realized, our revenues could be materially adversely affected. In addition, the extended sales cycle may result in our inability to recognize revenue from existing or new projects until the end of several fiscal quarters. This may also make it difficult to predict our financial results and increase the volatility of our stock price.
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
We derive a significant amount of revenue from a single customer, Enel, and the loss of Enel as a customer, or decrease in business from Enel, could significantly reduce our revenues and negatively impact our margins.
We derive a significant amount of our revenues from sales of metering kit products to Enel. A significant decrease in business from Enel or loss of Enel as a customer could cause a significant decline in our revenues and negatively impact our margins. Sales to Enel accounted for 12.7%, 7.7% and 16.1% of the Company’s revenues during the fiscal years ended December 31 2015, 2014 and 2013, respectively. We had greater visibility of projected sales to Enel for a given fiscal year in prior years than we do this year. Purchases from Enel generally occur on an order-by-order basis, which makes it difficult to predict our revenues attributable to these sales. We do not currently expect additional shipments to Enel in 2016 apart from those scheduled for the quarter endeing March 31, 2016. If the Company experiences a significant decrease in orders from Enel, there could be a material adverse financial effect on the Company.
Sales of our products may fail to meet our financial targets, which would negatively impact our results of operations and expected return on investment in the IIoT market.
We have invested and intend to continue to invest significant resources in the development and sales of products in the emerging IIoT market. If we are unable to receive orders for, ship, and recognize revenue for our products in a timely manner, and in the quantities and at prices in line with our targets, our financial results will be harmed. Our long-term financial goals include expectations for a return on these investments, but we may or may not ever realize any return whatsoever on this investment of resources. Our market share in our existing building automation business has reduced due to increased competition, reduced levels of investment in our LONWORKS product line, and pricing pressures faced around the world. Moreover, recent revenues generated from our building automation business have failed to meet our expectations. If this decline in revenues continues or worsens, our operating results would suffer further.

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
The failure of any key manufacturer to produce a sufficient number of products on time, at agreed quality levels, and fully compliant with our product, assembly and test specifications could result in our failure to ship products in a timely manner or at all, which would adversely affect our revenues and gross profit, and could result in claims against us by our customers, which could harm our results of operations and financial position. Any such failures could also have a negative impact on our ability to project our financial results, would could result in volatility in our stock price.
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
As a result of the sale of our Grid business, we have decided to wind down our our joint venture in Hangzhou, China with Holley Metering ("Holley"), a Chinese company with which we had been developing smart energy products for the Chinese market, as well as certain products for the rest of the world. This process will result in costs, the full amount of which is uncertain at this time, but that will negatively impact our cash flow.
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
We have operations located in seven countries and our products are sold in many more countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 68.1%, 72.4% and 74.3%, of our total revenues for the years ended December 31, 2015, 2014, and 2013, respectively. Although we have sold our Grid business, we expect that international sales will continue to constitute a significant portion of our total net revenues. Given our high dependency on sales of our products into Europe, the ongoing escalation in the financial crisis in that region could adversely affect our financial results significantly.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
At our corporate headquarters in Santa Clara, California, we sublease approximately 32,000 square feet of useable space. We moved to this location in December 2015. The sublease for this space is scheduled to expire in July 2019.
Prior to moving to our Santa Clara, California facility, our corporate headquarters were located in San Jose, California, where we leased two buildings, each of which contained approximately 75,000 square feet of useable space. We moved to this location in October 2001. The leases for the two buildings were scheduled to expire in 2011 and 2013, respectively.
In June 2008, the building leases were amended, resulting in an extension of the lease term for both buildings through March 2020. The extended leases required minimum lease payments from June 2008 through March 2020 totaling approximately $48.9 million. We terminated these leases in May 2015 and, at the same time, entered into a short-term lease for one of the two building that expired in December 2015. In conjunction with the termination of these leases, we paid an up-front lease termination charge of $10.0 million. For accounting purposes only, we were the “deemed owner” of these buildings. See Note 3 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further explanation of the accounting treatment for these leases.

In conjunction with the sale of our Grid division, we entered into a sublease for a portion of our San Jose, California corporate headquarters facility with S&T. This sublease expired in December 2015 in conjunction with the expiration of our short-term lease for the San Jose facility.
We also lease office space for our employees in China, Germany, Hong Kong, Japan, the Netherlands, South Korea, and the United Kingdom. The leases for these offices expire at various dates through 2018.
As of December 31, 2015, the future minimum rental payments for all of our leased office space, including those for our corporate headquarters facilities, totaled approximately $3.0 million. For the year ended December 31, 2015, the aggregate rental expense for all leased office space (which does not include the rent expense for our former corporate headquarters facility in San Jose) was approximately $558,000.
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
Our common stock is traded on the Nasdaq Global Market under the symbol “ELON.” We began trading on NASDAQ on July 28, 1998, the date of our initial public offering. The following table sets forth, for the quarter indicated, the high and low sales price per share of our common stock as reported on the Nasdaq Global Market. On December 7, 2015, we effected a one-for-ten reverse stock split. All share and per share information has been retroactively adjusted to reflect the stock split.

	Price Range
Year ended December 31, 2015	High	Low
Fourth quarter	$7.50	$5.40
Third quarter	8.90	4.80
Second quarter	12.10	7.56
First quarter	17.00	8.90

Year ended December 31, 2014
Fourth quarter	$21.80	$16.70
Third quarter	27.40	17.70
Second quarter	30.80	23.50
First quarter	41.80	21.20
As of March 29, 2016, there were approximately 97 stockholders of record. Because brokers and other institutions hold many shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never paid dividends on our capital stock and do not currently expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.
Equity Compensation Plan Summary Information
For information on our equity compensation plans, please refer to Note 7 to our accompanying Consolidated Financial Statements.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fourth quarter of our fiscal year ended December 31, 2015.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index (which is comprised of those companies in the information technology sector of the S&P 500 Index). The graph assumes that $100 was invested in our common stock on December 31, 2010 and in the S&P 500 Index and the S&P 500 Information Technology Index. Historic stock price performance is not necessarily indicative of future stock performance.

	December 2010	December 2011	December 2012	December 2013	December 2014	December 2015
Echelon Corporation	100	47.79	24.04	21.10	16.68	5.53
S&P 500 Composite Index	100	102.11	118.45	156.82	178.29	180.75
S&P 500 Information Technology Index	100	102.41	117.59	151.03	181.40	192.15

Repurchase of Equity Securities by the Company
The following table provides information about the repurchase of our common stock during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31	91	$6.03	—	—
November 1 – November 30	19	$7.25	—	—
December 1 – December 31	21	$6.16	—	—
Total	131	$6.23	—	—
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Revenues	$38,804	$38,730	$45,857	$134,017	$156,487
Cost of revenues	16,528	16,818	18,015	77,562	89,325
Gross profit	22,276	21,912	27,842	56,455	67,162
Operating expenses:
Product development	9,747	9,510	10,922	30,009	34,755
Sales and marketing	7,832	9,098	9,061	21,460	25,719
General and administrative	9,249	13,734	14,644	15,050	17,897
Goodwill impairment	5,698	—	—	—	—
Lease termination charges	3,337	—	—	—	—
Loss on write down of property, equipment and other	—	4,409	—	—	—
Litigation charges	—	—	3,452	—	—
Restructuring charges	—	391	2,254	1,176	—
Total operating expenses	35,863	37,142	40,333	67,695	78,371
Loss from continuing operations	(13,587)	(15,230)	(12,491)	(11,240)	(11,209)
Interest and other income (expense), net	791	930	(702)	(362)	6
Interest expense on lease financing obligations	(387)	(1,100)	(1,235)	(1,360)	(1,468)
Loss from continuing operations before provision for income taxes	(13,183)	(15,400)	(14,428)	(12,962)	(12,671)
Income tax expense	50	211	311	219	329
Net loss from continuing operations	(13,233)	(15,611)	(14,739)	(13,181)	(13,000)
Net loss attributable to non-controlling interest	—	—	—	363	—
Net loss from continuing operations attributable to Echelon Corporation stockholders	$(13,233)	$(15,611)	$(14,739)	$(12,818)	$(13,000)
Net loss from discontinued operations, net of income taxes	—	(9,250)	(3,679)	—	—
Net loss from discontinued operations attributable to non-controlling interest	—	535	808	—	—
Net loss from discontinued operations attributable to Echelon Corporation stockholders	—	(8,715)	(2,871)	—	—
Net loss attributable to Echelon Corporation Stockholders	$(13,233)	$(24,326)	$(17,610)	$(12,818)	$(13,000)
Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(3.00)	$(3.59)	$(3.42)	$(3.01)	$(3.09)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$0.00	$(2.00)	$(0.67)	$0.00	$0.00
Basic and diluted net loss per share attributable to Echelon Corporation stockholders	$(3.00)	$(5.59)	$(4.09)	$(3.01)	$(3.09)
Shares used in computing net loss per share [1]:
Basic	4,409	4,350	4,309	4,265	4,208
Diluted	4,409	4,350	4,309	4,265	4,208
Cash dividends declared per common share	—	—	—	—	—
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted investments, and short-term investments	$26,070	$43,570	$57,635	$61,855	$58,656
Working capital	26,713	40,310	57,090	72,661	74,922
Total assets	38,046	71,646	106,128	123,583	151,705
Total liabilities	9,125	28,469	38,151	39,788	62,597
Total stockholders' equity	$28,921	$43,177	$67,977	$83,795	$89,108
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

EXECUTIVE OVERVIEW
Echelon Corporation was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. We are based in Santa Clara, California, and maintain offices in seven foreign countries throughout Europe and Asia. Our products enable everyday devices — such as air conditioners, outdoor lighting, appliances, electricity meters, light switches, thermostats, and valves — to be made “smart” and inter-connected, part of an emerging market known as the Industrial Internet of Things ("IIoT").

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

Prior to the third quarter of 2014, our Company operated in two operating segments, the IIoT segment, and the Grid segment. In the third quarter of 2014, we announced and completed the sale of our Grid operating segment to S&T AG ("S&T"), a publicly traded European IT systems provider with an existing focus on smart energy products and services. We have classified the results of operations of the Grid business as discontinued operations for the years ended December 31, 2015, 2014, and 2013. For years prior to 2013, Echelon's organizational structure was set up to report and track information for a single reporting unit, the Company as a whole. In late 2013, we underwent a reorganization into two operating segments, Grid and IIoT, which resulted in, among other things, a complex movement affecting a majority of our employees, a significant modification to our Company's departmental organization structure, and a completely new way of presenting and reviewing operating performance for the new organizations. Prior to 2013, the Grid business was not deemed a component of our Company as operations and cashflows could not be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. Therefore, the reporting of discontinued operations for years prior to 2013 is not appropriate as the operations and cashflows from the Grid business were not clearly distinguished from the rest of the Company prior to 2013.   Furthermore, for years prior to 2013,it was impracticable for us to break out the separate operating results for the Grid business as our company was organized and operating as a single segment and separate division specific financial information is unavailable. For more information on the sale of our Grid division, please refer to Note 5 - Discontinued Operations, in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.

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

During the quarter ended December 31, 2015, we determined that there were indicators of a potential goodwill impairment, resulting primarily from the continued decline in the trading price of our common stock. As a result, we performed an impairment test of our long-lived assets, including goodwill, and concluded that a full impairment of our goodwill was warranted. This resulted in a non-cash charge of $5.7 million during the quarter.

Also during the quarter ended December 31, 2015, we concluded that the amount of additional consideration we expect to owe the former Lumewave shareholders at the conclusion of the two-year period ending in August 2016 was less than the amount we had been providing for previously. As a result, we reduced this accrual by approximately $577,000, which was recorded as a reduction to our general and administrative expenses.

Our total revenues remained virtually flat during 2015 as compared to 2014. Gross margins increased by 0.8 percentage points during 2015 as compared to 2014, while overall operating expenses decreased by 3.4%. The net effect was a loss attributable to Echelon Corporation stockholders in 2015 that decreased by $11.1 million as compared to 2014.

The following tables provide an overview of key financial metrics for the years ended December 31, 2015 and 2014 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Year ended December 31,
	2015	2014	$ Change	% Change
Net revenues	$38,804	$38,730	$74	0.2%
Gross margin	57.4%	56.6%	---	0.8 ppt
Operating expenses	$35,863	$37,142	$(1,279)	(3.4)%
Net loss attributable to Echelon Corporation Stockholders	$(13,233)	$(24,326)	$11,093	(45.6)%
Cash, cash equivalents, restricted investments, and short-term investments	$26,070	$43,570	$(17,500)	(40.2)%

•
Net revenues: Our total revenues increased by 0.2% during 2015 as compared to 2014. Excluding component sales to Enel, which increased from $3.0 million in 2014 to $4.9 million in 2015, our revenues decreased by 5.2% during 2015 as compared to 2014. This decrease was primarily due to a reduction in sales of our products in the APJ region. We have seen a loss of market share over the last several years, as a result of reductions in IIoT related research and development and marketing expenses during the period in which the Company was pursuing its Grid business, which was sold in 2014.  This impacted sales of our LONWORKS portfolio of products in particular, which has caused a decrease in our IIoT revenues.

•	Gross margin: Our gross margin increased by 0.8 percentage points during 2015 as compared to 2014. The relatively modest increase was primarily due to the mix of products sold.

•
Operating expenses: Our operating expenses decreased by 3.4% during 2015 as compared to 2014. Excluding non-routine charges of $8.5 million in 2015 ($5.7 million related to the goodwill impairment charge discussed above, $3.3 million related to the termination of our corporate headquarters facility leases, partially offset by a $577,000 reduction in the accrual for additional consideration we expect to owe the former Lumewave shareholders) and $4.8 million in 2014 ($4.4 million related to an impairment charge we took on excess facilities at our corporate headquarters and $391,000 of restructuring charges), our operating expenses decreased by 15.3% between the two periods. This continues a trend we began several years ago and is primarily due to a reduction in our facilities expenses as well as reduced compensation related expenses resulting from the restructuring actions we undertook in 2013 and 2014.

•
Net loss attributable to Echelon Corporation Stockholders: We generated a net loss of $13.2 million during 2015, which was a decrease from the net loss of $24.3 million in 2014. Excluding the impact of non-cash stock-compensation charges, impairment charges, adjustments to the expected Lumewave consideration, lease termination charges, restructuring charges, and the loss generated from discontinued operations, our net loss decreased by approximately $4.8 million, or 51.7%, in 2015 as compared to 2014.

•
Cash, cash equivalents, restricted investments, and short-term investments: During 2015, our cash, cash equivalents, restricted investments, and short-term investment balance decreased by 40.2%, from $43.6 million at December 31, 2014 to $26.1 million at December 31, 2015. This decrease was primarily the result of the upfront lease termination charge of $10.0 million discussed above, and to a lesser extent, cash used in operations of $4.9 million (driven primarily by our net loss of $13.2 million less non-cash charges for impairments, depreciation and amortization, and stock based compensation).

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

Impairment of Long-Lived Assets Including Goodwill. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset's carrying value to the future undiscounted cash flows the asset is expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. For the year ended December 31, 2014, we recognized impairments associated with certain long-lived assets associated with our Grid division and a building that we ceased use of at our corporate headquarters facility (see Note 3 of Notes to Consolidated Financial Statements for additional information regarding the impairment). For the years ended December 31, 2015, and December 31, 2013, we recognized no impairments of long-lived assets.
Costs in excess of the fair value of tangible and other identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill, which is tested for impairment using a two-step approach. We evaluate goodwill, at a minimum, on an annual basis during the first quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach and the market approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. For the years ended December 31, 2015 and 2014, we recognized impairments of our goodwill (see Note 10 of Notes to Consolidated Financial Statements for additional information regarding these impairments). For the year ended December 31, 2013, we recognized no impairments of goodwill.
For these impairment analyses, we are required to estimate the fair value of the assets being evaluated. These fair value estimates require significant management judgment and are based on the best information available at the time of the analysis.
RESULTS OF OPERATIONS
The following discussion covers our results of operations for the three years ended December 31, 2015. For each of these three years, the results of our Grid business are reflected in the "Net loss from discontinued operations" lines in our Consolidated Statements of Operations, as we sold our Grid business in September 2014 (see Note 5 in Part IV, Item 15 of this report for further information regarding the sale of our Grid business).

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013:

	Year ended December 31,
	2015	2014	2013
Revenues	100.0%	100.0%	100.0%
Cost of revenues	42.6	43.4	39.3
Gross profit	57.4	56.6	60.7
Operating expenses:
Product development	25.1	24.6	23.8
Sales and marketing	20.2	23.5	19.8
General and administrative	23.8	35.5	31.9
Goodwill impairment	14.7	—	—
Lease termination charges	8.6	—	—
Loss on write down of property, equipment and other	—	11.4	—
Litigation charges	—	—	7.5
Restructuring charges	—	1.0	4.9
Total operating expenses	92.4	96.0	87.9
Loss from continuing operations	(35.0)	(39.4)	(27.2)
Interest and other income (expense), net	2.0	2.4	(1.5)
Interest expense on lease financing obligations	(1.0)	(2.8)	(2.7)
Loss from continuing operations before provision for income taxes	(34.0)	(39.8)	(31.4)
Income tax expense	0.1	0.5	0.7
Net loss from continuing operations	(34.1)	(40.3)	(32.1)
Net loss from discontinued operations, net of income taxes	—	(23.9)	(8.1)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	—	1.4	1.8
Net loss from discontinued operations attributable to Echelon Corporation stockholders, net of income taxes	—	(22.5)	(6.3)
Net loss attributable to Echelon Corporation stockholders	(34.1)%	(62.8)%	(38.4)%

Revenues
Total revenues

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2015 over 2014 $ Change	2014 over 2013 $ Change	2015 over 2014 % Change	2014 over 2013 % Change

Total revenues	$38,804	$38,730	$45,857	74	(7,127)	0.2%	(15.5)%

Our revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are components we sell to Enel.

Excluding sales to Enel, which are discussed more fully below, our revenues decreased by 5.2%, or $1.8 million, during 2015 as compared to 2014. This decrease was primarily due to a $1.3 million reduction in sales made to customers in the APJ region, with the remainder coming from smaller reductions in sales made to customers in the Americas and EMEA regions. We have seen a loss in market share over the last several years due primarily to reduced investment in research and development and marketing, especially in our LONWORKS portfolio of products, which has caused a decrease in our IIoT revenues.

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

The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 3.9% in 2015, 4.5% in 2014, and 4.7% in 2013. Our revenues will be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, as it did during 2015, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during 2016, the amount of our revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel project revenues (included in Total Revenues and Discontinued Operations)

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2015 over 2014 $ Change	2014 over 2013 $ Change	2015 over 2014 % Change	2014 over 2013 % Change

Enel revenues in Total Revenues	4,909	$2,993	$7,363	1,916	(4,370)	64.0%	(59.4)%
Enel revenues in Discontinued Operations	—	112	4,400	(112)	(4,288)	(100.0)%	(97.5)%
Total Enel revenues	$4,909	$3,105	$11,763	$1,804	$(8,658)	58.1%	(73.6)%
In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel purchases metering kit and data concentrator products from us. Under the software enhancement agreement, which was transferred to S&T as part of the sale of the Grid division in September 2014, we were providing software enhancements to Enel for use in its Contatore Elettronico system. Enel Project revenues recognized during the years ended December 31, 2015, 2014, and 2013, respectively, related primarily to shipments under the development and supply agreement, including a $4.4 million order for data concentrator products in 2013 which is reflected in discontinued operations. The development and supply agreement expired in December 2015, although delivery of products and services can extend beyond that date and the agreement may be extended under certain circumstances.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks. We do not expect additional shipments to Enel in 2016 apart from those currently scheduled for the quarter ending March 31, 2016. As such, we expect our revenues from Enel will decrease significantly in 2016 as compared to 2015.

Gross Profit and Gross Margin

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2015 over 2014 $ Change	2014 over 2013 $ Change	2015 over 2014 % Change	2014 over 2013 % Change

Gross Profit	$22,276	$21,912	$27,842	364	(5,930)	1.7%	(21.3)%
Gross Margin	57.4%	56.6%	60.7%	—	—	0.8	(4.1)

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
Gross margin increased by 0.8 percentage points for the year ended December 31, 2015 as compared to 2014. The increase was primarily due to the mix of products sold.
During 2014, our gross margins declined by 4.1 percentage points as compared to 2013. This was primarily due to the decrease in our revenues, which increases our manufacturing overhead as a percentage of revenues.
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

Operating Expenses
Product Development

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2015 over 2014 $ Change	2014 over 2013 $ Change	2015 over 2014 % Change	2014 over 2013 % Change

Product Development	$9,747	$9,510	$10,922	237	(1,412)	2.5%	(12.9)%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses increased modestly during 2015 as compared to 2014, driven by increases in compensation paid to our product development personnel as well as fees paid to third party service providers, partially offset by reductions in allocated facilities charges and costs associated with equipment and supplies consumed in our product development activities.
Our product development expenses decreased in 2014 as compared to 2013, driven primarily by reductions in compensation (including equity compensation) resulting from the restructuring actions of 2013 and the consequential impact on the allocated costs to the product development organization, as well as reduced fees paid to third party service providers.

Sales and Marketing

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2015 over 2014 $ Change	2014 over 2013 $ Change	2015 over 2014 % Change	2014 over 2013 % Change

Sales and Marketing	$7,832	$9,098	$9,061	(1,266)	37	(13.9)%	0.4%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
Our sales and marketing expenses expenses decreased in 2015 as compared to 2014, driven primarily by reductions in compensation related expenses for our sales and marketing personnel, as well as reductions in our marketing expenses.
Our sales and marketing expenses were relatively unchanged in 2014 as compared to 2013.
General and Administrative

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2015 over 2014 $ Change	2014 over 2013 $ Change	2015 over 2014 % Change	2014 over 2013 % Change

General and Administrative	$9,249	$13,734	$14,644	(4,485)	(910)	(32.7)%	(6.2)%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses decreased in 2015 as compared to the same period in 2014 due primarily to lower compensation related to the 2014 restructuring actions, as well as lower excess facilities charges resulting from the termination of our corporate headquarters facility leases. Also contributing to the year over year decline was the fact that, during 2014 we incurred one-time costs associated with the sale of our Grid division and the acquisition of Lumewave. These costs did not repeat in 2015. Lastly, as mentioned earlier, during the quarter ended December 31, 2015, we concluded that the amount of contingent consideration we expect to owe the former Lumewave shareholders at the conclusion of the two-year period ending in August 2016 was less than the amount we had been providing for previously. As a result, we reduced this accrual by approximately $577,000, which was recorded as a reduction to our general and administrative expenses.
In 2014, General and administrative expenses decreased as compared to 2013 due primarily to lower compensation following the 2013 and 2014 restructuring actions.
Goodwill Impairment

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2015 over 2014 $ Change	2014 over 2013 $ Change	2015 over 2014 % Change	2014 over 2013 % Change

Goodwill Impairment	$5,698	$—	$—	5,698	—	100.0%	—%

During the quarter ended December 31, 2015, we determined that there were indicators of a potential impairment of our goodwill, resulting primarily from the continued decline in the trading price of our common stock. As a result, we performed an impairment test of our long-lived assets, including goodwill, and concluded that a full impairment of our goodwill was warranted. This resulted in a non-cash charge of $5.7 million during the quarter.

Lease Termination Charges

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2015 over 2014 $ Change	2014 over 2013 $ Change	2015 over 2014 % Change	2014 over 2013 % Change

Lease Termination Charges	$3,337	$—	$—	3,337	—	100.0%	—%

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

Loss on write down of property, equipment and other

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2015 over 2014 $ Change	2014 over 2013 $ Change	2015 over 2014 % Change	2014 over 2013 % Change

Loss on write down of property, equipment and other	$—	$4,409	$—	(4,409)	4,409	(100.0)%	100.0%

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
Litigation Charges

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2015 over 2014 $ Change	2014 over 2013 $ Change	2015 over 2014 % Change	2014 over 2013 % Change

Litigation charges	$—	$—	$3,452	—	(3,452)	—%	(100.0)%
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
Restructuring Charges

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2015 over 2014 $ Change	2014 over 2013 $ Change	2015 over 2014 % Change	2014 over 2013 % Change

Restructuring Charges	$—	$391	$2,254	(391)	(1,863)	(100.0)%	(82.7)%
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
Interest and Other Income (Expense), Net

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2015 over 2014 $ Change	2014 over 2013 $ Change	2015 over 2014 % Change	2014 over 2013 % Change

Interest and Other Income (Expense), Net	$791	$930	$(702)	(139)	1,632	(14.9)%	(232.5)%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other income, net decreased during 2015 as compared to the same period in 2014. This decrease was primarily attributable to a $172,000 decrease in foreign currency translation gains during 2015 as compared to 2014. Interest and other income, net increased during 2014 as compared to 2013. This increase was primarily attributable to a $1.8 million change in foreign currency translation gains during 2014 as compared to 2013. These foreign currency fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, as it did during 2013, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, as it did during 2014 and again in 2015, the resulting translation gains favorably impact other income.
We do not currently anticipate interest income on our investment portfolio will improve during 2015 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2015 over 2014 $ Change	2014 over 2013 $ Change	2015 over 2014 % Change	2014 over 2013 % Change

Interest Expense on Lease Financing Obligations	(387)	(1,100)	(1,235)	(713)	(135)	(64.8)%	(10.9)%
The monthly rent payments we made to our lessor under the lease agreements for our San Jose headquarters site are recorded in our financial statements partially as land lease expense, with the remainder being allocated to principal and interest on the financing liability. “Interest expense on lease financing obligations” reflects the portion of our monthly lease payments that is allocated to interest expense.
Interest expense on lease financing obligations decreased during 2015 as compared to 2014, and during 2014 as compared to 2013 as well, which were a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. In addition, the reduction in 2015 was also the result of the fact that in May 2015, we terminated the leases for our headquarters facilities and retired virtually all of the associated lease financing obligations.
Income Tax Expense

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2015 over 2014 $ Change	2014 over 2013 $ Change	2015 over 2014 % Change	2014 over 2013 % Change

Income Tax Expense	$50	$211	$311	(161)	(100)	(76.3)%	(32.2)%

The income tax expense for the years ended December 31, 2015, 2014 and 2013 was $50,000, $211,000 and $311,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
Loss from discontinued operations, net of taxes
Loss from discontinued operations for the years ended December 31, 2014 and 2013, represents the results of operations of our Grid business during those periods. There was no activity related to the Grid business during the year ended December 31, 2015.
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
Lease Commitments. In September 2015, we entered into a lease agreement for our corporate headquarters facility in Santa Clara, California. This lease commenced in November 2015 and will expire in July 2019. In addition, we lease facilities under operating leases for our sales, marketing, and product development personnel located elsewhere within the United States and in several foreign countries throughout Europe and Asia. These operating leases expire on various dates through 2019, and in some instances are cancelable with advance notice. Lastly, we also lease certain equipment and, for some of our sales personnel, automobiles. These operating leases are generally less than five years in duration.
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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of revenues in our Consolidated Statements of Operations, was approximately $390,000, $500,000, and $418,000 for the years ended December 31, 2015, 2014, and 2013, respectively. During the years ended December 31, 2015, 2014, and 2013, royalty expense reported in discontinued operations was approximately $0, $1,000 and $52,000, respectively
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of December 31, 2015, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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
From time to time, in the ordinary course of business, we may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of December 31, 2015, the amounts of which were immaterial, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

As of December 31, 2015, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating leases	2,967	835	1,735	397
Purchase commitments	6,620	6,620	—	—	—
Total	$9,587	$7,455	$1,735	$397	$—

The amounts in the table above exclude $483,000 of income tax liabilities and related interest and penalties related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement. See Note 12 - Income Taxes of Notes to Consolidated Financial Statements for further discussion.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during 2012 and certain earlier years, we were also able to finance our operations through operating cash flow. From inception through December 31, 2015, we raised $295.7 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

The following table presents selected financial information as of December 31, 2015, and for each of the last two fiscal years (dollars in thousands):

	December 31,
	2015	2014	2013
Cash, cash equivalents, restricted investments, and short-term investments	$26,070	$43,570	$57,635
Trade accounts receivable, net	4,030	3,948	10,522
Working capital	26,713	40,310	57,090
Stockholders’ equity	$28,921	$43,177	$67,977

As of December 31, 2015, we had $26.1 million in cash, cash equivalents, restricted investments, and short-term investments, a decrease of $17.5 million as compared to December 31, 2014. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, payment of taxes associated with certain equity compensation awards, purchases under our stock repurchase programs, and early termination charges associated with our operating leases.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as impairment charges, write-downs of property, plant, and equipment, stock-based compensation, depreciation and amortization, and changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $4.9 million for the year ended December 31, 2015, a decrease in cash outflows of approximately $6.1 million as compared to 2014. During the year ended December 31, 2015, net cash used in operating activities was primarily the result of our net loss (including non-controlling interest) of $13.2 million, changes in our operating assets and liabilities of $2.2 million, and a reduction in expected amount of contingent consideration we will owe the former Lumewave shareholders; all of which was partially offset by the non-cash goodwill impairment charge of $5.7 million, lease termination charges of $3.3 million, depreciation and amortization expense of $1.8 million, stock-based compensation expenses of $293,000, and losses on disposals and write-downs of fixed assets of $81,000. The primary components of the $2.2 million net change in our operating assets and liabilities were a $1.3 million decrease in accounts payable, a $707,000 decrease in deferred revenues, and a $1.1 million decrease in accrued liabilities, partially offset by a $409,000 decrease in inventories, a $356,000 decrease in other current assets, and a $277,000 decrease in deferred cost of goods sold. Accounts payable decreased due to the timing of expenditures during the latter part of 2015. Deferred revenues and deferred cost of goods sold decreased due primarily to a reduction in sales to our distributors.
Net cash used in operating activities was $11.0 million for the year ended December 31, 2014, an increase in cash outflows of approximately $9.9 million as compared to 2013. During the year ended December 31, 2014, net cash used in operating activities was primarily the result of our net loss (including non-controlling interest) of $24.9 million, partly offset by changes in operating assets and liabilities of $513,000, non-cash charges for losses on disposals and write-downs of fixed assets of $5.2 million, depreciation and amortization expense of $3.4 million, goodwill impairment charges of $3.4 million, stock-based compensation expenses of $1.2 million, and the loss we recorded on the sale of our Grid division of $254,000. The primary components of the $513,000 net change in our operating assets and liabilities were a $2.5 million decrease in accounts receivable, a $1.8 million decrease in inventories, a $1.0 million decrease in other current assets, and a $209,000 decrease in deferred cost of goods sold, partially offset by a a $4.0 million decrease in accrued liabilities, an $846,000 decrease in deferred revenues, and an $81,000 decrease in accounts payable. Accrued liabilities decreased primarily due to the final payment in December 2014 for the Finmek litigation, as well as the payment in the first quarter of 2014 of bonuses that were accrued as of December 31, 2013 in accordance with our 2013 compensation arrangements, with no corresponding amounts accrued as of December 31, 2014. Deferred revenues decreased due primarily to a decrease in sales to our distributors. Deferred cost of goods sold decreased in conjunction with an decrease in deferred revenues.

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

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions and divestitures. Net cash provided by investing activities was $10.8 million for the year ended December 31, 2015, a decrease of $8.8 million in cash inflows compared to 2014. During the year ended December 31, 2015, net cash provided by investing activities was primarily the result of proceeds from the maturities of available-for-sale short-term investments of $28.9 million; partially offset by purchases of available-for-sale short-term investments of $17.0 million, changes in other long-term assets of $795,000, and capital expenditures of $306,000. Other long-term assets increased primarily due to the payment of a deposit associated with our new headquarters facility.
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
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs, principal payments on our lease financing obligations, and the acquisition of restricted investments. Net cash used in financing activities was $11.4 million for the year ended December 31, 2015, an increase in outflows of $2.7 million as compared to the same period in 2014. During the year ended December 31, 2015, net cash used in financing activities was primarily the result of $11.3 million in principal payments on our building lease financing obligations and $153,000 worth of shares repurchased from employees for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options.
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
As noted above, our cash and investments totaled $26.1 million as of December 31, 2015. Of this amount, approximately 5% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
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

On August 15, 2014, we purchased 100% of the outstanding shares of Lumewave, Inc. (“Lumewave”). The acquisition was aimed at expanding our street lighting business. The purchase price consisted of $1.8 million in cash paid at closing and $715,000 in shares of our common stock distributed at closing. Additionally, if certain gross profit targets of the Lumewave business are achieved during the period from August 16, 2014 through August 15, 2016, an additional $1.3 million in consideration, payable in a combination of cash and shares of our common stock, will be due to the selling shareholders of Lumewave. As of December 31, 2015, we had accrued approximately $318,000 towards this additional consideration as we do not currently believe the financial targets will be met at a level that will require the full payout.
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
Based on our current business plan and revenue prospects, we believe that our existing cash reserves will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. However, we currently expect that our combined cash, cash equivalent, restricted investments, and short-term investment balance will decline during 2016. In the event that we require additional financing, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.
RELATED PARTY TRANSACTIONS
In June 2000, we entered into a stock purchase agreement with Enel pursuant to which Enel purchased 300,000 newly issued shares of our common stock for $130.7 million. The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. To our knowledge, Enel has not disposed of any of its 300,000 shares. Under the terms of the stock purchase agreement, Enel has the right to nominate a member of our board of directors. A representative of Enel served on our board until March 14, 2012; no Enel representative is presently serving on our board.
At the time the company entered into the stock purchase agreement with Enel, it also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, the company cooperated with Enel to integrate its LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. The company completed the sale of its components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, the company supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, the company entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from the company. Under the software enhancement agreement, the company provided software enhancements to Enel for use in its Contatore Elettronico system. The software enhancement was assigned to S&T as part of the sale of our Grid division in September 2014. The development and supply agreement expired in December 2015, although delivery of products can extend beyond then and the agreement may be extended under certain circumstances.
For the years ended December 31, 2015, 2014, and 2012, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $4.9 million, $3.0 million, and $7.4 million, respectively. As of December 31, 2015 and 2014, $827,000 and $158,000 of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers, respectively.
RECENTLY ISSUED ACCOUNTING STANDARDS
During 2015, there have been no new recent accounting pronouncements or changes in accounting pronouncements, other than those noted in Note 1 in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this report, that are of significance, or potential significance, to our company.

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
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at December 31, 2015 and December 31, 2014, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at December 31, 2015, and December 31, 2014, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES

a.	Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. This evaluation was based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting is effective at this reasonable assurance level as of December 31, 2015.

c.	Changes in Internal Control Over Financial Reporting
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
ITEM 9B. OTHER INFORMATION
Echelon is scheduled to hold its 2016 annual meeting of stockholders on May 17, 2016. The meeting will commence at 10:00 a.m., PDT, and is scheduled to be held at our corporate headquarters located at 2901 Patrick Henry Drive, Santa Clara, California 95054.  The date of record for the annual meeting is March 24, 2016.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers required by this Item is incorporated herein by reference from the section titled “Executive Officers of Registrant” in Part I of this annual report on Form 10-K. The remaining information required by this Item is incorporated herein by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2015.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from our 2016 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference from our 2016 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from our 2016 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference from our 2016 Proxy Statement.

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
We have audited the accompanying consolidated balance sheets of Echelon Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echelon Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Santa Clara, California
March 30, 2016

ECHELON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,691	$13,340
Restricted investments	1,401	1,401
Short-term investments	16,978	28,829
Accounts receivable, net of allowances of $521 in 2015 and $458 in 2014 [1]	4,030	3,948
Inventories	2,893	3,243
Deferred cost of goods sold	1,122	935
Other current assets	1,109	1,084
Current assets of discontinued operations held for sale	—	597
Total current assets	35,224	53,377
Property and equipment, net	595	10,190
Intangible assets, net	1,183	1,413
Goodwill	—	5,936
Other long-term assets	1,044	694
Long-term assets of discontinued operations held for sale	—	36
Total assets	$38,046	$71,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,267	$3,614
Accrued liabilities	2,885	2,844
Current portion of lease financing obligations	—	2,459
Deferred revenues	3,359	3,126
Current liabilities of discontinued operations held for sale	—	1,024
Total current liabilities	8,511	13,067
LONG-TERM LIABILITIES:
Lease financing obligations, excluding current portion	—	13,662
Other long-term liabilities	614	1,740
Total long-term liabilities	614	15,402
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value:
Authorized - 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value:
Authorized - 10,000,000 shares
Issued - 4,738,370 in 2015 and 4,720,283 shares in 2014, Outstanding - 4,416,452 in 2015 and 4,398,365 shares in 2014	47	47
Additional paid-in capital	356,746	356,606
Treasury stock (321,918 shares in 2015 and 2014)	(28,130)	(28,130)
Accumulated other comprehensive income (loss)	(1,594)	(431)
Accumulated deficit	(298,402)	(285,169)
Total Echelon Corporation stockholders’ equity	28,667	42,923
Non controlling interest in subsidiary	254	254
Total stockholders’ equity	28,921	43,177
Total liabilities and stockholders’ equity	$38,046	$71,646
1 Includes related party amounts of $827 in 2015 and $158 in 2014. See Note 14 for additional information on related party transactions.
See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2015	2014	2013
Revenues (1)	38,804	38,730	45,857
Cost of revenues (2)	16,528	16,818	18,015
Gross profit	22,276	21,912	27,842
Operating expenses:
Product development (2)	9,747	9,510	10,922
Sales and marketing (2)	7,832	9,098	9,061
General and administrative (2)	9,249	13,734	14,644
Goodwill impairment	5,698	—	—
Lease termination charges	3,337	—	—
Loss on write down of property, equipment and other	—	4,409	—
Litigation charges	—	—	3,452
Restructuring charges	—	391	2,254
Total operating expenses	35,863	37,142	40,333
Loss from continuing operations	(13,587)	(15,230)	(12,491)
Interest and other income (expense), net	791	930	(702)
Interest expense on lease financing obligations	(387)	(1,100)	(1,235)
Loss from continuing operations before provision for income taxes	(13,183)	(15,400)	(14,428)
Income tax expense	50	211	311
Net loss from continuing operations	(13,233)	(15,611)	(14,739)
Net loss from discontinued operations, net of income taxes(2)	—	(9,250)	(3,679)
Net loss from discontinued operations attributable to non controlling interest, net of income taxes	—	535	808
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	—	(8,715)	(2,871)
Net loss attributable to Echelon Corporation Stockholders	$(13,233)	$(24,326)	$(17,610)

Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(3.00)	$(3.59)	$(3.42)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$—	$(2.00)	$(0.67)
Basic and diluted net loss per share attributable to Echelon Corporation Stockholders	$(3.00)	$(5.59)	$(4.09)

Shares used in computing net loss per share:
Basic	4,409	4,350	4,309
Diluted	4,409	4,350	4,309

[1]	Includes related party amounts of $4,909 in 2015, $2,993 in 2014, and $7,363 in 2013. See Note 14 for additional information on related party transactions.
2 See Note 8 for summary of amounts included representing stock-based compensation expense.
See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year ended December 31,
	2015	2014	2013

Net loss from continuing operations	$(13,233)	$(15,611)	$(14,739)
Net loss from discontinued operations, net of income taxes	—	(9,250)	(3,679)
Net loss	(13,233)	(24,861)	(18,418)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,158)	(1,431)	506
Unrealized holding gain (loss) on available-for-sale securities	(5)	(15)	—
Total other comprehensive income (loss)	(1,163)	(1,446)	506
Comprehensive loss	(14,396)	(26,307)	(17,912)
Less: comprehensive loss attributable to non controlling interest	—	535	808
Comprehensive loss attributable to Echelon Corporation Stockholders	$(14,396)	$(25,772)	$(17,104)

See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Echelon Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in- capital	Accu-mulated Other Compre-hensive Income (Loss)	Accumu-lated Deficit	Non Control-ling Interest	Total
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2012	4,627	$46	(322)	$(28,130)	$353,006	$509	$(243,233)	$1,597	$83,795
Release of restricted stock units	49	1	—	—	(1)	—	—	—	—
Stock received for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options	(19)	—	—	—	(444)	—	—	—	(444)
Stock-based compensation	—	—	—	—	2,538	—	—	—	2,538
Foreign currency translation adjustment	—	—	—	—	—	506	—	—	506
Unrealized holding loss on available-for-sale securities	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(17,610)	(808)	(18,418)
BALANCE AT DECEMBER 31, 2013	4,657	$47	(322)	$(28,130)	$355,099	$1,015	$(260,843)	$789	$67,977
Exercise of stock options	—	—	—	—	17	—	—	—	17
Release of restricted stock units	46	—	—	—	—	—	—	—	—
Stock received for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options	(17)	—	—	—	(422)	—	—	—	(422)
Stock-based compensation	—	—	—	—	1,197	—	—	—	1,197
Stock issued for Lumewave acquisition	34	—	—	—	715	—	—	—	715
Foreign currency translation adjustment	—	—	—	—	—	(1,431)	—	—	(1,431)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	(15)	—	—	(15)
Net loss	—	—	—	—	—	—	(24,326)	(535)	(24,861)
BALANCE AT DECEMBER 31, 2014	4,720	$47	(322)	$(28,130)	$356,606	$(431)	$(285,169)	$254	$43,177
Release of restricted stock units	34	—	—	—	—	—	—	—	—
Stock received for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options	(16)	—	—	—	(153)	—	—	—	(153)
Stock-based compensation	—	—	—	—	293	—	—	—	293
Foreign currency translation adjustment	—	—	—	—	—	(1,158)	—	—	(1,158)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	(5)	—	—	(5)
Net loss	—	—	—	—	—	—	(13,233)	—	(13,233)
BALANCE AT DECEMBER 31, 2015	4,738	$47	(322)	$(28,130)	$356,746	$(1,594)	$(298,402)	$254	$28,921
See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2015	2014	2013
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss including non-controlling interest	$(13,233)	$(24,861)	$(18,418)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,767	3,350	4,020
Lease termination charges	3,337	—	—
Goodwill impairment charges	5,698	3,388	—
Increase (decrease) in allowance for doubtful accounts	(19)	(57)	47
Loss on disposal of Grid business	—	254	—
Loss on disposal and write-down of fixed assets	81	5,217	30
Increase in accrued investment income	(31)	(32)	(6)
Stock-based compensation	293	1,197	2,538
Adjustment to contingent consideration	(650)	43	—
Change in operating assets and liabilities:
Accounts receivable	(53)	2,536	5,151
Inventories	409	1,757	5,284
Deferred cost of goods sold	277	209	(797)
Other current assets	356	1,007	450
Accounts payable	(1,309)	(81)	(2,925)
Accrued liabilities	(1,097)	(4,034)	2,605
Deferred revenues	(707)	(846)	978
Deferred rent	(45)	(35)	(36)
Net cash used in operating activities	(4,926)	(10,988)	(1,079)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(16,974)	(28,975)	(46,947)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	28,852	48,000	46,946
Change in other long-term assets	(795)	29	(51)
Cash paid for acquisition, net of cash acquired	—	(924)	—
Proceeds from divestiture of Grid business, net of transaction costs	—	2,144	—
Capital expenditures	(306)	(746)	(971)
Net cash (used in) provided by investing activities	10,777	19,528	(1,023)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(11,278)	(2,064)	(2,056)
Proceeds from exercise of stock options	—	17	—
Restricted investments used as collateral for line of credit	—	(6,250)	—
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(153)	(422)	(453)
Net cash used in financing activities	(11,431)	(8,719)	(2,509)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(69)	(1,129)	383
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,649)	(1,308)	(4,228)
CASH AND CASH EQUIVALENTS:
Beginning of year	13,340	14,648	18,876
End of year	$7,691	$13,340	$14,648
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$387	$1,003	$1,224
Cash paid for income taxes	$249	$294	$459
Fair value of stock issued in connection with acquisition	$—	$715	$—
Non-cash transfer from financing to investing for restricted investments used as collateral for credit cards	$—	$1,399	$—
Non-cash transfer of restricted investments to available-for-sale short-term investments	$—	$4,851	$—
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

In the third quarter of 2014, the Company announced and completed the sale of its Grid business to S&T AG, a publicly traded European IT systems provider with an existing focus on smart energy products and services. The results of the Grid business for the years ended December 31, 2015, 2014, and 2013 are now classified as discontinued operations. As a result of this transaction, the Company now operates in one reporting segment- the IIoT segment.
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

•
The Company's sales are currently concentrated with a relatively small group of customers, as approximately 37.2% of net revenue for the year ended December 31, 2015 was derived from two customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from the Company, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

Use of Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Significant estimates and judgments are used for revenue recognition, performance-based equity compensation, inventory valuation, intangible asset valuation, goodwill valuation, contingent consideration valuation, and other loss contingencies. In order to determine the carrying values of assets and liabilities that are not readily apparent from other sources, the Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances. Actual results experienced by the Company may differ materially from management’s estimates.
Recently Issued Accounting Standards
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In July 2015, the FASB deferred the effective date of ASU 2014-09 so that it will apply to annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early application is permitted to the original effective date of December 15, 2016, in which case ASU 2014-09 would apply to annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, related to balance sheet classification of deferred taxes. The ASU requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred assets and liabilities into current and noncurrent amounts. The ASU will be effective for us beginning in the first quarter of fiscal year 2018 though early adoption is permitted. We have early-adopted the ASU as of December 31, 2015 and due to the valuation allowance this adoption did not have a significant impact on our financial statements. No prior periods were retrospectively adjusted.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires, among other things, the recognition of lease assets and lease liabilities on the balance sheet by lessees for certain leases classified as operating leases under previous GAAP.  ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018.  ASU 2016-02 mandates a modified retrospective transition method with early adoption permitted.  The Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.
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
The Company’s multiple deliverable revenue arrangements have historically been primarily related to sales of its Grid products. As noted above, the Company completed the sale of its Grid division to S&T AG in September 2014. Therefore, multiple element arrangements are now limited. These historical transactions typically included, within a single arrangement, a combination of some or all of the following deliverables: electricity meters, data concentrators and related hardware (collectively, the “Hardware”); NES system software; Element Manager software; post-contract customer support (“PCS”) for the NES system and Element Manager software; extended warranties for the Hardware; and, occasionally, specified enhancements or upgrades to software used in the NES system. With the exception of the NES system software, each of these deliverables was considered a separate unit of accounting. The NES system software functions together with an electricity meter to deliver its essential functionality and any related software license fee is charged for on a per meter basis. Therefore, the NES system software and an electricity meter are combined and considered a single unit of accounting. The Element Manager software is not considered to be part of an electricity meter’s essential functionality and, therefore, Element Manager software and any related PCS has been accounted for under industry specific software revenue recognition guidance. However, all other NES system deliverables are no longer within the scope of industry specific software revenue recognition guidance.
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
The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the year ended December 31, 2015, resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.
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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company's only financial assets or liabilities required to be measured at fair value on a recurring basis at December 31, 2015, are fixed income available-for-sale securities. See Note 2 of these Notes to Consolidated Financial Statements for a summary of the input levels used in determining the fair value of the Company's cash equivalents and short-term investments as of December 31, 2015.
Inventories

Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	December 31, 2015	December 31, 2014

Purchased materials	$164	$402
Finished goods	2,729	2,841
	$2,893	$3,243
Impairment of Long-Lived Assets Including Goodwill
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset's carrying value to the future undiscounted cash flows the asset is expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. For the year ended December 31, 2014, the Company recognized impairments associated with certain long-lived assets associated with its Grid division and a building that the Company ceased use of at its corporate headquarters facility (see Note 3 for additional information regarding the impairment). For the years ended December 31, 2015 and December 31, 2013, the Company recognized no impairments of long-lived assets.
Costs in excess of the fair value of tangible and other identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill, which is tested for impairment using a two-step approach. The Company evaluates goodwill, at a minimum, on an annual basis during the first quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach and the market approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. For both the years ended December 31, 2015 and 2014, the Company recognized impairments of its goodwill, which are described in more detail in Note 10. The Company recognized no impairment of goodwill during the year ended December 31, 2013.
Software Development Costs
For software to be sold, leased, or otherwise marketed, the Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the three years ended December 31, 2015, costs that were eligible for capitalization were insignificant and, thus, the Company has charged all software development costs to product development expense in the accompanying consolidated statements of operations.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31, 2015	December 31, 2014

Accrued payroll and related costs	$2,119	$1,463
Warranty reserve	120	143
Contingent consideration	318	—
Restructuring charges	—	701
Other accrued liabilities	328	537
	$2,885	$2,844

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
Concentrations of Credit Risk and Suppliers
The Company's financial instruments have historically consisted of cash equivalents, short-term investments, accounts receivable, accounts payable, and lease financing obligations. The carrying value of the Company's financial instruments approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments, which are classified as either cash equivalents or short-term investments, and trade receivables. With respect to its investments, the Company has an investment policy that limits the amount of credit exposure to any one financial institution and restricts placement of the Company's investments to financial institutions independently evaluated as highly creditworthy. With respect to its trade receivables, the Company performs ongoing credit evaluations of each of its customers' financial condition. For a customer whose credit worthiness does not meet the Company's minimum criteria, the Company may require partial or full payment prior to shipment. Alternatively, prior to shipment, customers may be required to provide the Company with an irrevocable letter of credit or arrange for some other form of coverage, such as a bank guarantee, to mitigate the risk of uncollectibility. Additionally, the Company establishes an allowance for doubtful accounts and sales return allowances based upon factors surrounding the credit risk of specific customers, historical trends, and other available information. With the exception of amounts owed to the Company on sales made to certain significant customers, concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and their dispersion across many different industries and geographies. As of December 31, 2015 and 2014, the percentage of the Company's total accounts receivable balance that were due from the following significant customers is as follows (refer to Note 9 - Significant Customers for a discussion of revenues generated from the Company's significant customers):

	December 31,
	2015	2014
Enel Distribuzione Spa	18.2%	3.6%
Avnet Europe Comm VA	12.9%	24.0%
Total	31.1%	27.6%
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
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	Year ended December 31,
	2015	2014	2013
Net loss (Numerator):
Net loss from continuing operations attributable to Echelon Corporation Stockholders	$(13,233)	$(15,611)	$(14,739)
Net loss from discontinued operations attributable to Echelon Corporation Stockholders	—	(8,715)	(2,871)
Net loss attributable to Echelon Corporation Stockholders	$(13,233)	$(24,326)	$(17,610)

Shares (Denominator):
Weighted average common shares outstanding	4,409	4,350	4,309
Shares used in basic computation	4,409	4,350	4,309
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—
Shares used in diluted computation	4,409	4,350	4,309

Net loss per share:
Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(3.00)	$(3.59)	$(3.42)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$0.00	$(2.00)	$(0.67)
Basic and diluted net loss per share attributable to Echelon Corporation Stockholders	$(3.00)	$(5.59)	$(4.09)

For the years ended December 31, 2015, 2014 and 2013, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options or RSUs due to the Company’s net loss position. The number of stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and contingently issuable shares excluded from this calculation for the years ended December 31, 2015, 2014 and 2013 was 367,363, 406,134 and 547,294, respectively.
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
2. Financial Instruments

Financial Assets Measured at Fair Value on a Recurring Basis
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents, and short-term investments, and its liability related to contingent consideration due to Lumewave, Inc. ("Lumewave") shareholders at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs at December 31, 2015 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$2,305	$2,305	$—	$—
U.S. government securities(2)	18,379	—	18,379	—
Total	$20,684	$2,305	$18,379	$—

Liabilities:
Contingent consideration	$318	$—	$—	$318
Total	$318	$—	$—	$318
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
The Company’s available-for-sale securities consist of U.S. government securities with a minimum and weighted average credit rating of A-1+. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, the Company classifies all of its fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. The

Company's procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources. There were no transfers between Level 1 and 2 hierarchies for the years ended December 31, 2015 and 2014.

The contingent consideration payable to Lumewave's shareholders, which the Company recognized upon it's purchase of Lumewave in August 2014 and is included in other long-term liabilities in the Company's consolidated balance sheets as of December 31, 2015, is classified within Level 3 because significant assumptions for this obligation are not observable in the market. The table below includes a rollforward of the balance sheet amounts for financial instruments classified by the Company within Level 3 of the valuation hierarchy for the two years ended December 31, 2015 (in thousands):

Contingent Consideration
BALANCE AT DECEMBER 31, 2013	$—
Recorded in conjunction with acquisition of Lumewave, Inc.	925
Adjustment to contingent consideration	43
BALANCE AT DECEMBER 31, 2014	$968
Adjustment to contingent consideration	$(650)
BALANCE AT DECEMBER 31, 2015	$318
During the year ended December 31, 2015, the contingent consideration decreased by approximately $650,000. This decrease was comprised of a $759,000 reduction due to the Company's determination that it was no longer probable that the targets specified in the purchase agreement would be met at a level requiring full payout of the contingent consideration, and to a lesser extent, a reduction in the price of the Company's common stock. Partially offsetting this $759,000 was amortization of interest on the contingent consideration of $109,000. All of the $43,000 adjustment to the contingent consideration for the year ended December 31, 2014 related to amortization of interest.
As of December 31, 2015, the Company’s available-for-sale securities had contractual maturities from 5 to 12 months and an average remaining term to maturity of 4 months. Among the Company's available-for-sale securities, there have been no unrealized holding losses for a period of greater than 12 months as of December 31, 2015. As of December 31, 2015, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government and agency securities	$16,989	$16,978	$—	$11
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

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

The majority of the Company's non-financial assets and liabilities, which include goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment and an impairment is recorded to reduce the non-financial instrument's carrying value to the fair value as a result of such triggering events, the non-financial assets and liabilities are measured at fair value for the period such triggering events occur. During the years ended December 31, 2015 and 2014, the Company recognized impairments of its goodwill of

$5.7 million and $3.4 million, respectively, based on Level 1, Level 2, and Level 3 inputs. See Note 10 - Goodwill and Intangible Assets for a further discussion of these impairments.
3. Property and Equipment
A summary of property and equipment, net as of December 31, 2015 and 2014 is as follows (in thousands):

	December 31, 2015	December 31, 2014
Buildings and improvements	$—	$27,629
Computer and other equipment	3,253	4,046
Software	3,130	3,283
Furniture and fixtures	106	2,205
Leasehold improvements	191	894
	6,680	38,057
Less: Accumulated depreciation and amortization	(6,085)	(27,867)
Property and equipment, net	$595	$10,190

Property and equipment are stated at cost. The cost of buildings and improvements for the Company's former leased San Jose, California headquarters facilities, for which it was the “deemed owner” for accounting purposes only, included both the costs paid for directly by the Company and the costs paid for by the builder (lessor) from the period commencing with the start of construction through the lease commencement date for each building. These “building assets” are reflected as “Buildings and Improvements” in the schedule above. Building improvements paid for by the Company subsequent to the lease commencement date of each building are reflected as “Leasehold Improvements” in the schedule above. For additional information regarding the accounting for the Company's former San Jose headquarters, see below.

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
Accounting for former San Jose headquarter buildings and improvements
In December 1999, the Company entered into a lease agreement with a real estate developer for its existing corporate headquarters in San Jose, California. In October 2000, the Company entered into a second lease agreement with the same real estate developer for an additional building at its headquarters site. These leases were scheduled to expire in 2011 and 2013, respectively.
Effective June 2008, the building leases were amended resulting in an extension of the lease term for both buildings through March 2020. The extended leases required minimum lease payments through March 2020 totaling approximately $48.9 million. Both leases permitted the Company to exercise an option to extend the respective lease for 2 sequential 5-year terms. In addition, the amended leases eliminated the Company's requirement to provide the landlord with security deposits, which the Company had previously satisfied through the issuance of standby letters of credit (“LOCs”).
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
For the years ended December 31, 2015, 2014, and 2013, the Company recorded depreciation expense associated with the former San Jose headquarter building assets of $1.1 million, $1.9 million, and $2.0 million, respectively. As of December 31, 2015 and 2014, the net book value of the building assets was $0 and $7.7 million, respectively.
Under the lease agreements, a portion of the total lease payments was accounted for as an operating lease of land and recorded as expense on a straight-line basis over the term of the lease. The remaining portions of the monthly lease payments were considered to be payments of principal and interest on the lease financing obligations. For the years ended December 31, 2015, 2014, and 2013, land lease expense was $617,000, $741,000, and $741,000, respectively. For the years ended December 31, 2015, 2014, and 2013, principal reductions on the lease financing obligations were $11.3 million, $2.2 million and $2.0 million, respectively; and interest expense was $387,000, $1.1 million, and $1.2 million, respectively.
Impairment of certain long-lived assets of the Grid business
During the second quarter of 2014, in light of the facts mentioned in Note 5 - Discontinued Operations and Note 10 - Goodwill and Intangible Assets, prior to assessing the goodwill for impairment, the Company evaluated whether the long-lived assets of the Grid business were impaired. As the Company had not yet made a final decision between the two likely scenarios for the Grid business as of June 30, 2014, the Company assessed the realizability of long-lived assets using cash flows associated with two scenarios for this reporting unit (i.e. sale or wind down of the Grid business). The Company applied a probability weighting of two potential scenarios: cashflows from a wind down of the business versus cashflows from a potential sale of the Grid business. The wind down scenario also included an assessment of the residual value of the Grid business’ long-lived assets. The results of this analysis showed that the carrying value of the Grid business’ long-lived assets exceeded their fair value and accordingly the Company recorded a write down of property, equipment and other assets of $687,000 during the quarter ended June 30, 2014. This impairment charge has been reported as part of the discontinued operations for the year ended December 31, 2014.
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

The assets acquired and liabilities assumed have been reflected in the Company’s consolidated balance sheet at December 31, 2015, and the results of operations of Lumewave are included in the consolidated statement of operations since August 16, 2014. The following table summarizes the purchase price allocation based on estimated fair values of assets acquired and liabilities assumed at the acquisition date (amounts in thousands):

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

As of December 31, 2015, and 2014, the fair value of the contingent consideration was $318,000 and $968,000, respectively, and is recorded in Other accrued liabilities and Other long-term liabilities, respectively, in the Company's Consolidated Balance Sheet. During the quarter ended December 31, 2015, the Company determined that it was no longer probable that the targets specified in the purchase agreement would be met at a level requiring a full payout of the contingent consideration. Accordingly, the Company reduced the associated liability to management's best estimate of the fair value as of December 31, 2015. This resulted in a $577,000 adjustment, which was recorded as a reduction to General and Administrative expenses in the Company's Consolidated Statements of Operations. The remaining change in contingent consideration was due to amortization of interest on the contingent consideration.
5. Discontinued Operations

During the third quarter of 2014, the Company announced that it had reached an agreement to sell its Grid business in order to focus on its IIoT business and on future opportunities in this market. On September 30, 2014, the Company completed the sale of its Grid business to S&T AG ("S&T"), a publicly traded European IT systems provider.

The consideration received for the sale of the Grid business totaled approximately $4.9 million. The Company also entered into a sub-lease arrangement as well as a supply arrangement for a component of the technology sold to S&T. The supply arrangement has a term of 39 months and the sub-lease agreement concluded during the fourth quarter of 2015 in conjunction with the Company's cancellation of its headquarters facility leases. Both the supply agreement and the sub-lease agreement has been considered indirect cashflows as they were deemed to be insignificant.

After the impairment charges taken in the second quarter of 2014 (see Notes 3 and 10), and net of transaction costs, the sale of the Grid business resulted in a loss of $254,000, recorded as loss on sale of discontinued operations for the year ended December 31, 2014.

The assets and liabilities of the Company's Grid division joint venture (see Note 18) were not included in the sale to S&T. As of December 31, 2014, the Company was in the process of negotiating the sale of the joint venture's remaining net assets and recorded the assets and liabilities of the joint venture at the lower of their carrying amount or fair value less cost to sell and had classified them as held for sale on the Company's consolidated balance sheets. The remaining asset and liabilities principally relate to inventory, deferred revenues and the related deferred costs of sales, and accrued liabilities. As of December 31, 2015, the Company has determined that the joint venture's remaining net assets will not be sold and have been removed from held for sale.

As a result of restructuring activities during the third quarter of 2014, a total of $1.4 million of restructuring costs is included in loss from discontinued operations for the year ended December 31, 2014. All of this amount was paid as of September 30, 2015.

The Company has classified the results of operations of the Grid business as discontinued operations for the years ended December 31, 2014, and 2013. There was no activity related to the Grid business during the year ended December 31, 2015. The table below provides a summary of the components of the net loss from discontinued operations for 2014 and 2013 and excludes certain shared overhead costs that were previosuly allocated to the Grid segment as ASC 205-20 prohibits the allocation of general overhead costs to discontinued operations.

	Year ended December 31,
	2014	2013

Revenues (1)	$18,392	$40,303
Cost of revenues	11,774	24,988
Operating expenses	15,614	18,994
Loss from discontinued operations before income taxes	(8,996)	(3,679)
Income taxes	—	—
Loss on sale of Grid business	(254)	—
Net loss from discontinued operations, net of income taxes	(9,250)	(3,679)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	535	808
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	$(8,715)	$(2,871)

(1) Includes related party amounts of $112,000 and $4.4 million for the years ended December 31, 2014 and 2013, respectively.

The sale agreement contains certain indemnification provisions related to the Grid business whereby the Company may have obligations related to the period it owned the Grid business. The Company believes the estimated fair value of these indemnification provisions are minimal and accordingly, no liability is recorded for these indemnifications as of December 31, 2015.

6. Accumulated Other Comprehensive Income (Loss)

	Foreign currency translation adjustment (Amount in thousands)	Unrealized gain (loss) on available-for-sale securities (Amount in thousands)	Accumulated Other Comprehensive Income (Loss) (Amount in thousands)
Beginning balance at December 31, 2013	$1,007	$8	$1,015
Change during the year	(1,431)	(15)	(1,446)
Ending balance at December 31, 2014	$(424)	$(7)	$(431)
Change during the year	(1,158)	(5)	(1,163)
Ending balance at December 31, 2015	$(1,582)	$(12)	$(1,594)

7. Stockholders’ Equity and Employee Stock Option Plans

(a) Reverse Stock Split

On December 7, 2015, the Company implemented a 1-for-10 reverse stock split. All share information contained within this report, including the accompanying consolidated financial statements and footnotes, have been retroactively adjusted to reflect the effects of the reverse stock split.

(b) Preferred Stock
As of December 31, 2015, the Company was authorized to issue 5,000,000 shares of new $0.01 par value preferred stock, of which none was outstanding.
(c) Common Stock
As of December 31, 2015, the Company was authorized to issue 10,000,000 shares of $0.01 par value common stock, of which 4,416,452 were outstanding.
(d) Stock Option Programs
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
1997 Stock Plan
During 1997, the Company adopted the 1997 Stock Plan for employees, officers, directors, and non-employee consultants, which was amended and restated in May 2004, and further amended and restated in April 2013. During 2013, the Board determined that it was in the best interest of the Company and the stockholders to amend and restate the Plan. In setting the share reserve under the amended Plan, the Company considered the number of outstanding awards and forecasted grants under the Plan. As of March 31, 2013 a total of 2,097,283 shares of its Common Stock were reserved for issuance under the Plan, of which 550,540 shares were subject to outstanding awards and 1,546,743 shares remained available for new awards under the Plan. Upon approval of the amended Plan by the shareholders, the total number of shares issuable under the Plan after March 31, 2013, was reduced from 2,097,283 to 1,090,540, including the 550,540 shares subject to current outstanding awards plus an additional 540,000 shares for future new awards. In determining the size of the share reserve, the Company took into account historical grant practices and the rate of granting equity awards (“burn rate”). As of December 31, 2015, there were 517,505 shares available for future new awards.

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
As of December 31, 2015, a total of 867,755 shares of Common Stock were reserved for issuance under the 1997 Plan. Incentive stock options to purchase shares of common stock may be granted at not less than 100% of the fair market value. Options granted from May 6, 2003 to March 31, 2013, generally have a term of 5 years from the date of grant. All other options granted generally have a term of 10 years. The exercise price of stock options granted under the 1997 Plan is determined by the Board of Directors (or a Committee of the Board of Directors), but will be at least equal to 100% of the fair market value per share of common stock on the date of grant (or at least 110% of such fair market value for an incentive stock option granted to a stockholder with greater than 10% voting power of all stock), except that up to 10% of the aggregate number of shares reserved for issuance under the 1997 Plan (including shares that have been issued or are issuable in connection with options exercised or granted under the 1997 Plan) may have exercise prices that are from 0% to 100% of the fair market value of the common stock on the date of grant. Options generally vest ratably over four years.
The 1997 Plan also allows for the issuance of stock purchase rights and options that are immediately exercisable through execution of a restricted stock purchase agreement. Shares purchased pursuant to a stock purchase agreement generally vest ratably over 4 years. In the event of termination of employment, the Company, at its discretion, may repurchase unvested shares at a price equal to the original issuance price. In addition, the 1997 Plan allows for the issuance of stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), and restricted stock units (“RSUs”). SARs are rights to receive, in cash or shares of the Company's common stock, as designated on the grant date, the appreciation in fair market value of common stock between the exercise date and the date of grant. To date, the Company has only issued SARs that can be settled in shares of the Company's common stock. SARs may be granted alone or in tandem with options. The exercise price of a SAR will be at least equal to 100% of the fair market value per share of common stock on the date of grant. SARs issued by the Company generally vest in equal, annual installments over 4 years, and expire on the 5 year anniversary of the grant date. RSUs and RSAs are awards that result in a payment to a participant, generally in the form of an issuance of shares of the Company's common stock, at such time as specified performance goals or other vesting criteria are achieved or the awards otherwise vest. RSUs and RSAs issued by the Company generally vest in equal, annual installments over 4 years. In addition, certain of these RSU and RSA grants have additional financial-based performance requirements that must be met before vesting can occur. RSUs and RSAs with performance-based vesting conditions expire no later than the 5 year anniversary of the grant date if the performance criteria have not been met.

(d) Stock Award Activity

The following table summarizes stock award activity under all plans for the years ended December 31, 2015, 2014, and 2013:

		Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted-Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2012	1,346,758	393,931	$60.80
Options granted	(178,572)	178,572	23.40
RSUs granted	(70,266)	—	—
Options and stock appreciation rights cancelled	162,019	(162,019)	68.90
RSUs cancelled	47,186	—	—
Unissued shares eliminated from plan	(1,554,243)	—	—
1998 Directors Plan shares expired	(7,500)	—	—
Additional shares reserved	712,203	—	—
BALANCE AT DECEMBER 31, 2013	457,585	410,484	$41.30
Options granted	(46,800)	46,800	24.60
RSUs granted	(219,153)	—	—
Options and stock appreciation rights cancelled	197,066	(197,066)	47.00
RSUs cancelled	126,519	—	—
Options exercised	—	(539)	31.70
BALANCE AT DECEMBER 31, 2014	515,217	259,679	$34.00
Options granted	(112,600)	112,600	9.14
RSUs granted	(83,555)	—	—
Options and stock appreciation rights cancelled	86,743	(86,743)	32.38
RSUs cancelled	111,700	—	—
BALANCE AT DECEMBER 31, 2015	517,505	285,536	$24.72

The total intrinsic value of options and SARs exercised during the years ended December 31, 2015, 2014, and 2013, was approximately $0, $3,000, and $0, respectively. During the years ended December 31, 2015, and 2013, no options or SARs were exercised. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The following table provides additional information regarding RSU and RSA activity for the years ended December 31, 2015, 2014, and 2013:

	Number Nonvested and Outstanding	Weighted-Average Grant Date Fair-Value
BALANCE AT DECEMBER 31, 2012	192,781	$65.60
RSUs and RSAs granted	41,906	23.38
RSUs vested and released	(52,199)	69.98
RSUs cancelled	(45,777)	61.99
BALANCE AT DECEMBER 31, 2013	136,711	$52.20
RSUs granted	128,945	25.03
RSUs vested and released	(50,022)	57.84
RSUs cancelled	(86,312)	36.88
BALANCE AT DECEMBER 31, 2014	129,322	$33.15
RSUs granted	49,150	9.03
RSUs vested and released	(40,414)	35.32
RSUs cancelled	(73,344)	32.29
BALANCE AT DECEMBER 31, 2015	64,714	$14.45

The fair value of each RSU and RSA granted to employees was estimated on the date of grant by multiplying the number of shares granted times the fair market value of the Company's stock on the grant date.

The total intrinsic value of RSUs and RSAs vested and released during the years ended December 31, 2015, 2014, and 2013 was approximately $379,000, $1.2 million, and $1.2 million, respectively. The intrinsic value of vested and released RSUs and RSAs is calculated by multiplying the fair market value of the Company's stock on the vesting date by the number of shares vested. As of December 31, 2015, the number of RSUs and RSAs outstanding and expected to vest was 59,172, with a total intrinsic value of $334,000. The intrinsic value of the outstanding and expected to vest RSUs and RSAs is calculated based on the market value of the Company's closing stock price of $5.64 as of December 31, 2015, the last market trading day of 2015.

The following table provides additional information for significant ranges of outstanding and exercisable stock options and SARs as of December 31, 2015:

Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$6.90-$9.10	6,500	9.43	$8.25	$—
9.11	89,000	9.45	9.11	—
9.15-22.30	24,400	8.69	15.46	—
22.40	44,000	8.25	22.40	—
23.70	35,960	7.44	23.70	—
24.20-26.50	9,800	7.97	24.92	—
31.70	34,476	6.18	31.70	—
32.50-35.20	12,400	6.00	33.37	—
74.60	25,000	1.63	74.60	—
$90.80	4,000	0.39	90.80	—
Outstanding	285,536	7.54	$24.72	$—
Vested and expected to vest	273,003	7.53	$25.10	$—
Exercisable	112,091	5.62	$39.15	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $5.64 as of December 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date.

8. Stock-based Compensation
(a) Valuation of Options, SARs, and RSUs Granted
The Company has elected to use the BSM option-pricing model to estimate the fair value of stock options and SARs that it grants. The BSM model incorporates various assumptions including volatility, expected term of the option from the date of grant to the time of exercise, risk-free interest rates, and dividend yields. The weighted average fair value of options and SARs granted during the years ended December 31, 2015, 2014, and 2013, was $4.54, $14.70, and $13.90, respectively, and was determined using the following weighted average assumptions:

	Year ended December 31,
	2015	2014	2013
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.7%	2.0%	1.6%
Expected volatility	56.3%	66.3%	64.8%
Expected term (in years)	5.08	5.98	6.16
The expected dividend yield reflects the fact that the Company has not paid any dividends in the past and does not currently intend to pay dividends in the foreseeable future. The risk-free interest rate assumption is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. The expected volatility is based on both the historical volatility of the Company's common stock over the most recent period commensurate with the expected life of the option as well as on implied volatility calculated from the market traded options on the Company's stock. The expected term has been calculated by applying the simplified method calculation to the new 10-year term option grants made during 2013, 2014, and 2015, as the Company does not have relevant and adequate exercise history for such options. Prior to this, the expected term had been calculated by applying a Monte Carlo simulation model that incorporated the Company's historical data on post-vest exercise activity and employee termination behavior.
The grant date fair value of RSUs and RSAs granted to employees is determined by multiplying the fair market value of the Company's stock on the grant date times the number of RSUs and RSAs awarded. During the years ended December 31, 2015 and 2014, the Company issued a limited number of RSUs to non-employee consultants. The final measurement date for these awards is determined at the earlier of the date at which a commitment for performance by the consultant to earn the RSUs is reached, or the date at which the consultant's performance necessary for the RSUs to vest has been completed. Between the date of issuance and the final measurement date, which is expected to be the date the consultants' performance is complete and the awards vest, the awards are remeasured based on the fair market value of the Company's stock at each reporting date. During the year ended December 31, 2015, awards granted to non-employee consultants and the related share-based payment expense was not significant.

(b) Equity Compensation Expense for RSUs and RSAs with Financial or other Performance-Based Vesting Requirements

As of December 31, 2015, there were no equity compensation awards outstanding that contained financial or other performance-based vesting requirements.

As of December 31, 2014, there were 70,080 non-vested RSUs and RSAs that were granted in 2010, 2011, and 2014 which were subject to service-based vesting conditions as well as certain financial or other performance-based vesting requirements that must be achieved before vesting can occur. The following table contains pertinent information regarding these outstanding awards as of December 31, 2014 (in thousands except for number of awards granted):

Grant Date	# of Awards Granted and Outstanding	Fair Value on Grant Date	Cumulative Expense Recognized	Unearned Compensation Expense	Latest Date Performance Condition Could be Met
August 2010	8,000	$596	$—	$596	April 2015
November 2011	5,000	277	—	277	April 2015
June 2014	57,080	1,404	324	1,080	December 2014
Total	70,080	$2,277	$324	$1,953

Through June 30, 2012, cumulative compensation expense of $264,000 associated with the 13,000 unvested RSUs and RSAs granted in 2010 and 2011 had been recognized. From the date of grant through June 30, 2012, the Company had believed it was probable that the associated performance requirements would be achieved and therefore recognized expense on these awards. During the third quarter of 2012, the Company believed that the performance condition was no longer probable of achievement, however the Company had also not yet determined that the performance condition was improbable of achievement. Accordingly, expense recognition was discontinued beginning in the third quarter of 2012. As of December 31, 2013, the Company determined that the performance condition was improbable of achievement and therefore the cumulative compensation expense of $264,000 associated with these awards was reversed in the quarter ended December 31, 2013. No further compensation expense associated with these awards has been recorded. These awards expired unvested in April 2015.

In addition to the awards issued in 2010 and 2011, there were 95,330 non-vested RSAs as of December 31, 2014 with a grant date fair value of $2.3 million that were granted on June 10, 2014, which were also subject to service-based vesting conditions as well as certain performance-based vesting requirements that must be achieved before vesting can occur. These awards vested over a nine month period ending March 14, 2015, provided the performance conditions were met as of December 31, 2014. Of these RSAs issued in June 2014, 30,200 awards with a total fair value of approximately $743,000 were granted to employees of the Grid business. As of September 30, 2014, in conjunction with the sale of the Grid business, the Company reversed all compensation expense previously recognized associated with these awards as they will not vest. Additionally, as of December 31, 2014, 8,050 awards with a grant date fair value of approximately $198,000 were granted to employees who terminated their employment during 2014. Accordingly, the Company reversed all compensation expense previously recognized associated with these awards as they will not vest. As of December 31, 2014, the Company determined that the performance conditions associated with a portion of the remaining unvested awards with a grant date fair value of $965,000 will not be achieved and therefore any previously recorded expense associated with these awards was reversed and no additional expense was recorded during the year ended December 31, 2014.

c) Expense Allocation

Compensation expense for all share-based payment awards has been recognized using the accelerated multiple-option approach. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated based on historical experience.
As of December 31, 2015, total compensation cost related to non-vested stock options and other equity based awards not yet recognized was $977,000, which is expected to be recognized over the next 1.0 year on a weighted-average basis.

The following table summarizes stock-based compensation expense for the years ended December 31, 2015, 2014, and 2013 and its allocation within the consolidated statements of operations (in thousands):

	Year ended 31 December,
	2015	2014	2013

Cost of revenues	$(74)	$292	$198
Product development	304	(73)	156
Sales and marketing	(92)	206	84
General and administrative	155	1,114	967
Discontinued operations	—	(342)	1,133
Total stock based compensation expense related to stock options and share awards	293	1,197	2,538
Tax benefit	—	—	—
Stock-based compensation expense related to stock options and share awards, net of tax	$293	$1,197	$2,538
As of December 31, 2015, approximately $5,000 and $1,000 of stock-based compensation expense was capitalized as part of the cost of inventory and deferred cost of goods sold, respectively. As of December 31, 2014, approximately $8,000 and $2,000 of stock-based compensation expense was capitalized as part of the cost of inventory and deferred cost of goods sold, respectively.
9.    Significant Customers

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the years ended December 31, 2015, 2014 and 2012, the Company had two customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributor of its IIoT products in Europe, and Enel Distribuzione Spa ("Enel"), an Italian utility company. For the years ended December 31, 2015, 2014 and 2013 the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Year ended December 31,
	2015	2014	2013
Avnet	24.5%	26.2%	26.6%
Enel	12.7%	7.7%	16.1%
Total	37.2%	33.9%	42.7%

Avnet is an indirect subsidiary of Avnet, Inc., a New York corporation, which is a distributor of electronic parts, enterprise computing and storage products, and embedded subsystems. Our agreement with Avnet has been renewed periodically and is now set to expire in May 2016.

We do not expect additional shipments to Enel in 2016 apart from those currently scheduled for the quarter ending March 31, 2016. As such, we expect our revenues from Enel will decrease significantly in 2016 as compared to 2015.
10.     Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill as of December 31, 2015, 2014, and 2013 relates to four acquisitions, including ARIGO Software GmbH (“ARIGO”) in 2001, BeAtHome in 2002, MTC in 2003, and Lumewave, Inc. in 2014. The goodwill acquired as part of the ARIGO transaction is valued in Euros, and is therefore subject to foreign currency translation gains and losses.

The changes in the carrying amount of goodwill, net, for the years ended December 31, 2015 and 2014 are as follows (in thousands):

Total
Balance as of December 31, 2013	$8,390
Unrealized foreign currency translation loss	(323)
Goodwill impairment - Grid division	(3,388)
Goodwill associated with Lumewave acquisition	1,257
Balance as of December 31, 2014	5,936
Unrealized foreign currency translation loss	(238)
Goodwill impairment	(5,698)
Balance as of December 31, 2015	$—

2014 Goodwill Impairment - Effective in the fourth quarter of 2013, the Company changed the way it managed the business and re-organized to focus the business on two operating segments - Grid and IIoT. As a result, the Company, with the assistance of an external service provider, reallocated goodwill of the Company to the Grid and IIoT operating segments using a relative fair value approach. Each operating segment's fair value was determined based on comparative market values and discounted cash flows. Goodwill is tested for impairment using a two-step approach. The Company evaluates goodwill, at a minimum, on an annual basis during the first quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach and the market approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. There was no indication of impairment when goodwill was reallocated to the new operating segments, as the respective fair values of each substantially exceed their carrying values (including goodwill) as of December 31, 2013.

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

Based on the above analysis, it was determined that the carrying value of the Grid business, including goodwill, exceeded the fair value of the reporting unit, requiring the Company to perform Step 2 of the goodwill impairment test to measure the amount of impairment loss, if any. In performing Step 2 of the goodwill impairment test, the Company compared the implied fair value of the reporting unit’s goodwill to its carrying value of goodwill.  This test resulted in a non-cash, goodwill impairment charge of $3.4 million and a write-off of all goodwill associated with the Grid division, which was recognized during the three months ended June 30, 2014.  This impairment has been reported as part of the discontinued operations results for the year ended December 31, 2014. As a result, the Company had no goodwill remaining related to the Grid business, with the entire remaining goodwill balance of $5.9 million at December 31, 2104, being attributable to the IIoT reporting unit.

2015 Goodwill Impairment - During the quarter ended December 31, 2015, the Company concluded there were indicators of a potential goodwill impairment, resulting primarily from a continued decline in the Company's stock price and other market indicators, as well as a change in the Company's forecast for certain revenue streams. As a result of these indicators of impairment, the Company performed an impairment test of goodwill as of December 31, 2015.

As a result of the sale of the Grid business, the Company operates as one reporting unit. In performing Step 1 of the impairment test, the Company estimated the fair value of the reporting unit using a combination of approaches, including, among others, the income approach and the market approach. We calculated the fair value for the Company by using a weighted average of the various approaches, with significantly higher weight placed on the market approach.

Based on this analysis, it was determined that the carrying value of the business, including goodwill, exceeded the fair value of the reporting unit, requiring the Company to perform Step 2 of the goodwill impairment test to measure the amount of impairment loss, if any. In performing Step 2 of the goodwill impairment test, the Company compared the implied fair value of the reporting unit’s goodwill to its carrying value of goodwill.  This test resulted in a non-cash, goodwill impairment charge of $5.7 million, which was recognized during the three months ended December 31, 2015.  As a result, the Company no longer has has any goodwill remaining on its balance sheet as of December 31, 2015.

Identifiable Intangible Assets

The Company's identifiable intangible assets as of December 31, 2015, relate to the acquisition of Lumewave, Inc. in August 2014 (see Note 4 for additional details). The identifiable intangible assets include $800,000 in developed technology, $500,000 in customer relationships, and $200,000 for trade names.

The changes in the carrying amount of identifiable intangible assets, net for the years ended December 31, 2015 and 2014 is as follows (in thousands):

Total
Balance as of December 31, 2013	$—
Intangible assets acquired	1,500
Amortization	(87)
Balance as of December 31, 2014	$1,413
Amortization	$(230)
Balance as of December 31, 2015	$1,183

Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives. The following table presents the details of the Company's finite-lived intangible assets as of December 31, 2015 (in thousands, except for weighted-average remaining useful life):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life (in years)

Developed technology	$800	$169	$631	5.13
Customer relationships	500	106	394	5.13
Trade names	200	42	158	5.13
Total	$1,500	$317	$1,183	5.13

The following table presents the amortization of finite-lived intangible assets included in the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year ended December 31,
	2015	2014
Cost of revenues	$123	$46
Operating expenses	107	41
Total	$230	$87

The following table presents the estimated future amortization of finite-lived intangible assets as of December 31, 2015 (in thousands):

Estimated Future Amoritization
2016	$230
2017	229
2018	229
2019	229
2020 and thereafter	266
Total	$1,183

11. Commitments and Contingencies
(a) Lease Commitments

The Company leases facilities under operating leases for its personnel located within the United States and in several foreign countries throughout Europe and Asia. These operating leases expire on various dates through 2019, and in some instances are cancelable with advance notice. Lastly, the Company also leases certain equipment and, for some of its sales personnel, automobiles. These operating leases are generally less than five years in duration.

As of December 31, 2015, future minimum lease payments under all operating leases were as follows (in thousands):

2016	$835
2017	917
2018	818
2019	397
Total payments	$2,967
Although certain of the operating lease agreements provide for escalating rent payments over the term of the lease, rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2015, the Company has accrued approximately $112,000 of deferred rent related to these agreements, of which approximately $15,000 is reflected in current liabilities while the remainder is reflected in other long-term liabilities in the accompanying consolidated balance sheet. As of December 31, 2014, the Company had accrued approximately $180,000 of deferred rent related to its lease agreements, of which approximately $32,000 is reflected in current liabilities while the remainder is reflected in other long-term liabilities in the accompanying consolidated balance sheet.
As discussed in Note 5 - Discontinued Operations, in conjunction with the sale of its Grid division, the Company entered into a sublease with S&T for a portion of its corporate headquarters facility. As of December 31, 2015, the sublease was cancelled in conjunction with the Company's termination of its main headquarters leases as discussed in Note 3.
The components of net rent expense for all operating leases for the years ended December 31, 2015, 2014, and 2013, were as follows (in thousands):

	Year ended 31 December
	2015	2014	2013
Rent expense	$1,260	$1,483	$1,527
Sublease rentals	(685)	(202)	—
Rent expense included in discontinued operations	—	(160)	(145)
Rent expense, net	$575	$1,121	$1,382
(b) Royalties
The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of revenues in the Company's Consolidated Statements of Operations, was approximately $390,000, $500,000, and $418,000 for the years ended December 31, 2015, 2014, and 2013, respectively. During the years ended December 31, 2014, and 2013, royalty expense reported in discontinued operations was approximately $1,000 and $52,000, respectively.
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
(d) Taxes
The Company conducts operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company's operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with accounting principles generally accepted in the United States of America, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and the Company believes that, as of December 31, 2015, it has adequately provided for such contingencies. However, it is possible that the Company's results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

(e) Legal Actions
From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of December 31, 2015, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
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

12. Income Taxes
The provision for income taxes attributable to continuing operations is based upon loss from continuing operations before provision for income taxes as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Domestic	$(11,932)	$(15,592)	$(14,358)
Foreign	(1,251)	192	(70)
	$(13,183)	$(15,400)	$(14,428)
There were no income taxes attributable to discontinued operations in any of the periods presented.
The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Federal:
Current	$—	$—	$—
Deferred	—	—	—
Total federal provision	—	—	—
State:
Current	20	16	17
Deferred	—	—	—
Total state provision	20	16	17
Foreign:
Current	30	195	294
Deferred	—	—	—
Total foreign provision	30	195	294
Total income tax expense	$50	$211	$311

The provision for income taxes differs from the amount estimated by applying the statutory Federal income tax rate to loss before taxes as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Federal tax at statutory rate of 35%	$(4,615)	$(5,390)	$(5,050)
State taxes, net of federal benefit	(634)	(577)	17
U.S.-Foreign rate differential	480	100	342
Change in Valuation Allowance	3,072	4,115	5,862
Research and Development credits	175	357	(1,241)
Permanent items	1,566	1,560	406
Others	6	46	(25)
Total income tax expense	$50	$211	$311

As of December 31, 2015 and 2014, a valuation allowance has been recorded against 100% of the net deferred tax asset. A valuation allowance is recognized if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realizable in a particular tax jurisdiction. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. The Company determined that it is more likely than not that it will not realize a benefit from its United States deferred tax assets based on historical cumulative losses incurred in the United States. Therefore, a valuation allowance has been maintained on all deferred tax assets. The components of the net deferred income tax asset are as follows (in thousands):

	Year ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$83,522	$72,058
Tax credit carry forwards	18,940	26,571
Fixed and intangible assets	868	6,424
Capitalized research and development costs	58	58
Stock based compensation and other reserves and allowances	3,828	15,535
Gross deferred income tax assets	107,216	120,646
Valuation allowance	(107,216)	(120,646)
Net deferred income tax assets	$—	$—

As of December 31, 2015, part of the Company's valuation allowance on deferred tax assets pertains to certain tax credits and net operating loss carry forwards. In the future, it will reduce the valuation allowance associated with these credits and losses upon the earlier of the period in which it utilizes them to reduce the amount of income tax it would otherwise be required to pay on its income tax returns, or when it becomes more likely than not that the deferred tax assets are realizable. In addition, the Internal Revenue Code of 1986, as amended, contains provisions that limit the net operating loss and credit carry forwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. The Company performed an analysis of the ownership changes in 2001. Since that time, some ownership changes may have occurred, which could cause certain of the Company's net operating loss and credit carry forwards to be limited in future periods.
In general, a corporation that undergoes an "ownership change" under Section 382 of the Internal Revenue Code is subject to limitations on its ability to utilize its pre-change net operating loss carry forwards (NOLs) to offset future taxable income and its ability to utilize tax credit carry forwards. As of December 31, 2015, the Company had net operating loss carry forwards of $253.2 million for federal income tax reporting purposes and $126.1 million for state income tax reporting purposes, which expire at various dates through 2035. In addition, as of December 31, 2015, the Company had approximately $11.0 million and $15.9 million of tax credit carry forwards for increased research expenditures for federal and California purposes, respectively. The federal research tax credits will expire at various dates if not utilized by 2035 and the state tax credit can be carried over indefinitely. In accordance with current Internal Revenue Code rules, federal net operating loss carry forwards must be utilized in full before federal research and development tax credits can be used to offset current tax liabilities. As a result, depending on the Company's future taxable income in any given year, some or all of the federal research tax credits, as well as portions of the Company's federal and state net operating loss carry forwards, may expire before being utilized.
Amounts held by foreign subsidiaries are generally subject to United States income taxation on repatriation to the United States. The Company currently intends to permanently reinvest its undistributed earnings from its foreign subsidiaries outside the United States and United States income taxes have not been provided on cumulative total earnings of $12.1 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following is a rollforward of the Company's unrecognized tax benefits related to uncertain tax positions for the years ended December 31, 2015 and 2014 (in thousands):

	Year ended December 31,
	2015	2014
Balance as of the beginning of the year	$1,359	$2,138
Tax positions related to current year:
Additions	147	76
Reductions	(18)	(48)
Tax positions related to prior years:
Additions	7,991	—
Reductions	(28)	(232)
Settlements	—	—
Lapses in statute of limitations	(385)	(575)
Balance as of the end of the year	$9,066	$1,359

Included in the balance of total unrecognized tax benefits at December 31, 2015 are potential benefits of $409,000, which if recognized, would affect the effective rate on income from continuing operations.
On December 31, 2015, the Company had accrued interest and penalties related to the uncertain tax benefits of approximately $74,000. During 2015, the Company decreased the prior year balance by $25,000 due to lapses in statutes of limitations. During 2014 and 2013, the Company decreased the prior year balance by $35,000 and $6,000, respectively, due to foreign currency fluctuations, lapses in statutes of limitations, and changes in methodology.The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. In the United States, the tax years from 1996 remain open to examination by federal and most state tax authorities due to certain net operating loss and credit carryforward positions. In the foreign jurisdictions, the number of tax years open to examination by local tax authorities ranges from three to six years.
Other Tax Disclosures
Federal research tax credit - On December 18, 2015, The Consolidated Appropriations Act of 2014 was signed into law, which retroactively reinstated and made permanent the federal research tax credit provisions from January 1, 2015 through December 31, 2015.
13. Warranty Reserves
When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are generally provided for when the associated revenue is recognized. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company's current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $120,000 as of December 31, 2015 and $143,000 as of December 31, 2014.
14. Related Parties
In June 2000, the Company entered into a stock purchase agreement with Enel pursuant to which Enel purchased 300,000 newly issued shares of its common stock for $130.7 million. The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. To the Company’s knowledge, Enel has disposed none of its 300,000 shares. Under the terms of the stock purchase agreement, Enel has the right to nominate one member of the Company’s board of directors. A representative of Enel served on the board until March 14, 2012; no Enel representative is presently on the board.
At the time the Company entered into the stock purchase agreement with Enel, it also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, the Company cooperated with Enel to integrate its LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. The Company completed the sale of its components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, the Company supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, the Company entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from the Company. Under the software enhancement agreement, the Company provides software enhancements to Enel for use in its Contatore Elettronico system. The software enhancement was assigned to S&T as part of the sale of our Grid division in September 2014. The development and supply agreement expired in December 2015, although delivery of products can extend beyond then and the agreement may be extended under certain circumstances.
For the years ended December 31, 2015, 2014, and 2013, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $4.9 million, $3.0 million, and $7.4 million, respectively. As of December 31, 2015 and 2014, $827,000 and $158,000 of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers, respectively.
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
The following table sets forth a summary of restructuring activities related to the Company’s 2014 restructuring program in 2015 (in thousands):

	December 31, 2014	Costs Incurred	Cash Payments	December 31, 2015
Termination benefits	701	—	701	—
The following table sets forth a summary of restructuring activities related to the 2014 restructuring program in 2014 (in thousands):

	December 31, 2013	Costs Incurred	Cash Payments	December 31, 2014
Termination benefits	—	1,841	1,140	701
Accrued restructuring charges as of December 31, 2014 comprise the remaining liability balance from the 2014 restructurings and are reflected in accrued liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2014.

16. Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Charged/ (Credited) to Revenues and Expenses	Write-Off of Previously Provided Accounts	Balance at End of Period
Year Ended December 31, 2015:
Allowance for Doubtful Accounts	$57	$(19)	$7	$31
Allowance for Customer Returns and Sales Credits	$401	$3,442	$3,353	$490

Year Ended December 31, 2014:
Allowance for Doubtful Accounts	$353	$(46)	$250	$57
Allowance for Customer Returns and Sales Credits	$530	$3,729	$3,858	$401

Year Ended December 31, 2013:
Allowance for Doubtful Accounts	$430	$55	$132	$353
Allowance for Customer Returns and Sales Credits	$429	$5,375	$5,274	$530
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
The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2015 and December 31, 2014, long-lived assets of approximately $2.6 million and $15.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Americas
United States	$11,138	$10,680	$11,787
Other Americas	1,242	2,074	1,380
Total Americas	12,380	12,754	13,167
EMEA
Germany	9,987	10,733	12,789
Other EMEA	7,812	3,761	7,105
Total EMEA	17,799	14,494	19,894
APJ
China	$2,436	$3,225	$5,286
Other APJ	$6,189	$8,257	$7,510
Total APJ	$8,625	$11,482	$12,796
Total	$38,804	$38,730	$45,857

For information regarding the Company’s major customers, please refer to Note 9, Significant Customers.
18. Joint Venture
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture's intended focus was on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s Consolidated Financial Statements as of December 31, 2015, and for the three years then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the noncontrolling interest in subsidiary on the Consolidated Balance Sheet as of December 31, 2015 and 2014. Net loss attributable to the noncontrolling interest in Echelon-Holley was $0, $535,000, and $808,000 during years ended December 31, 2015, 2014, and 2013, respectively.
As of December 31, 2015, Echelon and Holley Metering had contributed in cash a total of approximately $4,000,000 in Share Capital, as defined, to Echelon-Holley in proportion to their respective ownership interests.
In connection with the decision to sell the Grid business announced in the third quarter of 2014, the Company undertook a process to sell the remaining net assets of the joint venture and recorded the net assets and liabilities of the joint venture at the lower of their carrying amount or fair value less cost to sell, and classified them as held for sale on the accompanying balance sheet at December 31, 2014. The major classes of assets and liabilities that were classified as held for sale were inventory, deferred revenues and the related deferred costs of sales, and accrued liabilities. In addition, the net loss attributable to the non-controlling interests have also been presented as part of discontinued operations in the consolidated statement of operations for the years ended December 31, 2014 and 2013.
During the quarter ended September 30, 2015, the Company concluded that it would no longer pursue a sale, but would instead work with Holley Metering to shut the joint venture down. The remaining net assets of the joint venture were immaterial as of September 30, 2015. As the net losses attributable to the joint venture were immaterial in all years, they have been presented as part of discontinued operations in the consolidated statements of operations for the years ended December 31, 2014 and 2013.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
The following tables set forth certain consolidated statement of operations data for each of the quarters in 2015 and 2014. This information has been derived from the Company's quarterly unaudited consolidated financial statements. The quarterly unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with the annual audited consolidated financial statements and notes appearing in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

	Three months ended
	December 2015	September 2015	June 2015	March 2015	December 2014	September 2014	June 2014	March 2014
Consolidated Statement of Operations Data:
Revenues	$9,590	$9,983	$9,363	$9,868	$9,647	$9,178	$8,981	$10,924
Cost of revenues	4,093	4,370	3,821	4,244	4,316	4,180	3,784	4,538
Gross profit	5,497	5,613	5,542	5,624	5,331	4,998	5,197	6,386
Operating expenses:
Product development	2,341	2,454	2,340	2,612	2,286	2,305	2,170	2,749
Sales and marketing	1,602	1,848	2,194	2,188	2,498	2,160	2,265	2,175
General and administrative	1,694	2,547	2,187	2,821	2,847	3,538	3,579	3,770
Goodwill impairment	5,698	—	—	—	—	—	—	—
Lease termination charges	—	—	3,337	—	—	—	—	—
Loss on write down of property, equipment and other	—	—	—	—	—	4,409	—	—
Restructuring charges	—	—	—	—	164	227	—	—
Total operating expenses	11,335	6,849	10,058	7,621	7,795	12,639	8,014	8,694
Loss from continuing operations	(5,838)	(1,236)	(4,516)	(1,997)	(2,464)	(7,641)	(2,817)	(2,308)
Interest and other income (expense), net	227	184	(458)	838	269	719	(69)	11
Interest expense on lease financing obligations	(2)	(5)	(128)	(252)	(261)	(271)	(280)	(288)
Loss from continuing operations before provision for income taxes	(5,613)	(1,057)	(5,102)	(1,411)	(2,456)	(7,193)	(3,166)	(2,585)
Income tax expense (benefit)	(14)	(10)	61	13	97	33	106	(25)
Net loss from continuing operations attributable to Echelon Corporation Stockholders	(5,599)	(1,047)	(5,163)	(1,424)	(2,553)	(7,226)	(3,272)	(2,560)
Net loss from discontinued operations, net of income taxes	—	—	—	—	—	(2,141)	(5,579)	(1,530)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	—	—	—	—	—	179	239	117
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	—	—	—	—	—	(1,962)	(5,340)	(1,413)
Net loss attributable to Echelon Corporation stockholders	$(5,599)	$(1,047)	$(5,163)	$(1,424)	$(2,553)	$(9,188)	$(8,612)	$(3,973)

Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(1.27)	$(0.24)	$(1.17)	$(0.32)	$(0.58)	$(1.66)	$(0.76)	$(0.59)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$—	$—	$—	$—	$—	$(0.45)	$(1.23)	$(0.33)
Basic and diluted net loss per share attributable to Echelon Corporation Stockholders	$(1.27)	$(0.24)	$(1.17)	$(0.32)	$(0.58)	$(2.11)	$(1.99)	$(0.92)
Shares used in net loss per share calculation:
Basic	4,416	4,413	4,406	4,395	4,390	4,351	4,333	4,326
Diluted	4,416	4,413	4,406	4,395	4,390	4,351	4,333	4,326

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION
Date:	March 30, 2016	By:	/s/ C. Michael Marszewski
C. Michael Marszewski Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald Sege and C. Michael Marszewski his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signatures	Title	Date
/s/ Ronald Sege	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2016
Ronald Sege

/s/ C. Michael Marszewski	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 30, 2016
C. Michael Marszewski

s/ Armas Clifford Markkula, Jr	Vice Chairman	March 30, 2016
Armas Clifford Markkula, Jr.

/s/ Robert J. Finocchio, Jr.	Director	March 30, 2016
Robert J. Finocchio, Jr

/s/ Robert R. Maxfield	Director	March 30, 2016
Robert R. Maxfield

/s/ Betsy Rafael	Director	March 30, 2016
Betsy Rafael

EXHIBIT INDEX

Exhibit No.	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.3(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Registrant's Common Stock Certificate.
4.2(4)	Second Amended and Restated Modification Agreement dated May 15, 1997.
10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(10)	1997 Stock Plan (as amended and restated March 26, 2004)
10.2(16)+	1997 Stock Plan (as amended and restated April 3, 2013)
10.2(a)(5)+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature
10.2(b)(5)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature
10.2(c)(6)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement
10.2(d)(5)+	Form of 1997 Stock Plan Performance Share Agreement (re: non-standard vesting schedule)
10.2(e)(5)+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees
10.2(f)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees
10.2(g)(5)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees
10.2(h)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria
10.2(i)(5)+	Form of 1997 Stock Plan Performance Share Agreement
10.2(j)(13)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement
10.2(k)(7)+	Form of 1997 Stock Plan Performance Share Agreement for US-based corporate officers
10.2(l)(11)+	Form of 1997 Stock Plan Performance Share Agreement for non US-based corporate officers
10.2(m)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for US-based corporate officers
10.2(n)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non US-based corporate officers
10.2(o)(12)+	Form of 1997 Stock Plan Restricted Stock Award Agreement
10.2(p)(15)+	Form of 1997 Stock Plan Stock Option Agreement for U.S. Optionees (2012)
10.2(q)(15)+	Form of 1997 Stock Plan Stock Option Agreement for U.S. Corporate Officers (2012)
10.2(r)(15)+	Form of 1997 Stock Plan Stock Option Agreement for Optionees Outside the U.S. (2012)
10.2(s)(15)+	Form of 1997 Stock Plan Stock Option Agreement for Corporate Officers Outside the U.S. (2012)
10.2(t)(15)+	Form of 1997 Stock Plan Stock Option Agreement Appendix A for Optionees Outside the U.S. (2012)
10.2(u)(15)+	Form of 1997 Stock Plan Performance Share Agreement for Participants Outside the U.S. (2012)
10.2(v)(15)+	Form of 1997 Stock Plan Performance Share Agreement for Corporate Officers Outside the U.S. (2012)
10.2(w)(15)+	Form of 1997 Stock Plan Performance Share Agreement Appendix A for Participants Outside the U.S. (2012)
10.2 (15)+	1997 Stock Plan (as amended and restated August 18, 2010)
10.3 (4)	1988 Stock Option Plan and forms of related agreements.
10.4 (4)	Second Amended and Restated Modification Agreement dated May 15, 1997 (included in Exhibit 4.2).
10.5 (4)	Form of International Distributor Agreement.
10.6 (4)	Form of OEM License Agreement.
10.7 (4)	Form of Software License Agreement.
10.8 (4)	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.
10.9 (8)	1998 Director Option Plan.
10.10 (9)	Building 1 Lease Agreement dated December 30, 1999
10.11 (9)	First Amendment to Building 1 Lease Agreement dated May 10, 2000

10.12 (9)	Echelon Corporation Common Stock Purchase Agreement with ENEL S.p.A. dated June 30, 2000
10.13 (9)	Second Amendment to Building 1 Lease Agreement dated September 22, 2000
10.14 (9)	Building 2 Lease Agreement dated November 15, 2001
10.15 (9)	Third Amendment to Building 1 Lease Agreement dated April 10, 2008
10.16 (9)	First Amendment to Building 2 Lease Agreement dated April 10, 2008
10.17 (14)	Form of Value Added Reseller Agreement
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