Form 10-Q
period 2016-03-31
ECHELON CORP
filed 2016-05-11
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________
FORM 10‑Q
______________
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
000-29748
(Commission file number)
______________
ECHELON CORPORATION
(Exact name of registrant as specified in its charter)
______________
Delaware    77‑0203595
    (State or other jurisdiction of    (IRS Employer
    incorporation or organization)    Identification Number)
2901 Patrick Henry Drive
Santa Clara, CA 95054
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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of April 30, 2016, 4,418,021 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10‑Q
FOR THE QUARTER ENDED MARCH 31, 2016

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
ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,288	$7,691
Restricted investments	1,401	1,401
Short-term investments	16,993	16,978
Accounts receivable, net [1]	4,219	4,030
Inventories	3,327	2,893
Deferred cost of goods sold	1,086	1,122
Other current assets	1,071	1,109
Total current assets	33,385	35,224

Property and equipment, net	535	595
Intangible assets, net	1,126	1,183
Other long‑term assets	1,055	1,044
Total assets	$36,101	$38,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,403	$2,267
Accrued liabilities	1,475	2,885
Deferred revenues	3,270	3,359
Total current liabilities	7,148	8,511

LONG-TERM LIABILITIES:
Other long-term liabilities	713	614
Total long-term liabilities	713	614

STOCKHOLDERS’ EQUITY:
Common stock	47	47
Additional paid-in capital	356,822	356,746
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive income	(1,398)	(1,594)
Accumulated deficit	(299,355)	(298,402)
Total Echelon Corporation stockholders’ equity	27,986	28,667
Noncontrolling interest in discontinued operations of subsidiary	254	254
Total stockholders’ equity	28,240	28,921
Total liabilities and stockholders’ equity	$36,101	$38,046
1 Includes related party receivable of $866 and $827 as of March 31, 2016 and December 31, 2015, respectively.
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenues (2)	$8,647	$9,868
Cost of revenues (1)	3,837	4,244
Gross profit	4,810	5,624
Operating expenses:
Product development (1)	2,240	2,612
Sales and marketing (1)	1,313	2,188
General and administrative (1)	1,999	2,821
Total operating expenses	5,552	7,621
Loss from operations	(742)	(1,997)
Interest and other income (expense), net	(205)	838
Interest expense on lease financing obligations	—	(252)
Loss before provision for income taxes	(947)	(1,411)
Income tax expense	6	13

Net loss	$(953)	$(1,424)

Basic and diluted net loss per share	$(0.22)	$(0.32)

Shares used in computing net loss per share:
Basic	4,417	4,395
Diluted	4,417	4,395

(1)	See Note 5 for summary of amounts included representing stock-based compensation expense.

(2)	Includes related party amounts of $1,312 and $788 for the three months ended March 31, 2016 and 2015, respectively. See Note 6 and Note 13 for additional information on related party transactions.
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net loss	$(953)	$(1,424)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	184	(1,125)
Unrealized holding loss on available-for-sale securities	12	8
Total other comprehensive income (loss)	196	(1,117)
Comprehensive loss	$(757)	$(2,541)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(953)	$(1,424)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	144	601
Increase in allowance for doubtful accounts	—	37
Increase in accrued investment income	(11)	(8)
Stock-based compensation	77	157
Adjustment to contingent consideration	(318)	(101)
Change in operating assets and liabilities:
Accounts receivable	(189)	(136)
Inventories	(433)	87
Deferred cost of goods sold	40	(22)
Other current assets	41	(231)
Accounts payable	113	(1,459)
Accrued liabilities	(904)	14
Deferred revenues	(131)	141
Deferred rent	109	(9)
Net cash used in operating activities	(2,415)	(2,353)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available‑for‑sale short‑term investments	(3,992)	(3,991)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	4,000	4,000
Change in other long‑term assets	—	16
Capital expenditures	(5)	(113)
Net cash provided by (used in) investing activities	3	(88)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	—	(587)
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(1)	(104)
Net cash used in financing activities	(1)	(691)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10	(851)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,403)	(3,983)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,691	13,340
End of period	$5,288	$9,357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$—	$252
Cash paid for income taxes	$53	$69
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
While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered, and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2015 included in its Annual Report on Form 10‑K.
There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2015.
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

•
The Company’s sales are currently concentrated with a relatively small group of customers, as approximately 39.6% of net revenues for the three months ended March 31, 2016, were derived from two customers. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from us, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

•
Recently, in an effort to manage costs and inventory risks, the Company decreased the inventory levels of certain products. If there is an unexpected increase in demand for these items, the Company might not be able to supply its customers with products in a timely manner.

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

In July 2015, the FASB issued an update to ASC 330, Inventory: Simplifying the Measurement of Inventory. Under this update, subsequent measurement of inventory is based on the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated cost of completion and disposal. This update does not apply to inventory that is measured using last-in, first-out or the retail inventory method. This update should be applied prospectively and will be adopted by the Company in the first quarter of fiscal year 2017. Early adoption is permitted. The Company does not believe the adoption will have a significant impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This update is required to be adopted by the Company in the first quarter of fiscal year 2017. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and the related footnote disclosures.

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
Deferred Revenue and Deferred Cost of Goods Sold
Deferred revenue consists of amounts billed or payments received in advance of revenue recognition. Deferred cost of goods sold related to deferred product revenues includes direct product costs and applied overhead. Deferred cost of goods sold related to deferred service revenues includes direct labor costs and applied overhead. Once all revenue recognition criteria have been met, the deferred revenues and associated cost of goods sold are recognized.
Restricted Investments
As of March 31, 2016, restricted investments consist of balances maintained by the Company with an investment advisor in money market funds and permitted treasury bills. These balances represent collateral for a $1.0 million operating line of credit issued to the Company by its primary bank for credit card purchases, as well as one standby letter of credit for $113,000. Because the Company’s agreement with the lender prevents the Company from withdrawing these funds, they are considered restricted. No amounts have ever been drawn against the standby letters of credit issued by the bank.

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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company's only financial assets and liabilities required to be measured at fair value on a recurring basis at March 31, 2016, are its fixed income available-for-sale securities and its liability related to contingent consideration due to Lumewave, Inc. ("Lumewave") shareholders. See Note 2 of these Notes to Condensed Consolidated Financial Statements for a summary of the input levels used in determining the fair value of these assets and liabilities as of March 31, 2016.

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

2. Financial Instruments:
The Company’s financial instruments consist of cash equivalents, restricted investments, short-term investments, accounts receivable, and accounts payable. The carrying value of the Company’s financial instruments approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments, which are classified as either cash equivalents, restricted investments, or short-term investments, and accounts receivable. With respect to its investments, the Company has an investment policy that limits the amount of credit exposure to any one financial institution and restricts placement of the Company’s investments to financial institutions independently evaluated as highly creditworthy. With respect to its accounts receivable, the Company performs ongoing credit evaluations of each of its customers’ financial condition. For a customer whose credit worthiness does not meet the Company’s minimum criteria, the Company may require partial or full payment prior to shipment. Alternatively, prior to shipment, customers may be required to provide the Company with an irrevocable letter of credit or arrange for some other form of coverage to mitigate the risk of uncollectibility, such as a bank guarantee. Additionally, the Company establishes an allowance for doubtful accounts and sales return allowances based upon factors surrounding the credit risk of specific customers, historical trends, and other available information.

Items Measured at Fair Value on a Recurring Basis
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, and its liability related to contingent consideration due to Lumewave shareholders, at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs at March 31, 2016 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$2,315	$2,315	$—	$—
U.S. government securities(2)	18,394	—	18,394	—
Total	$20,709	$2,315	$18,394	$—

Liabilities:
Contingent consideration	$—	$—	$—	$—
Total	$—	$—	$—	$—
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

The contingent consideration payable to Lumewave's shareholders, which the Company recognized upon its purchase of Lumewave in August 2014 and is included in accrued liabilities in the Company's condensed consolidated balance sheets as of December 31, 2015, is classified within Level 3 because significant assumptions including revenue levels and gross profit achievement for this obligation are not observable in the market. The table below includes a rollforward of the balance sheet amounts for financial instruments classified by the Company within Level 3 of the valuation hierarchy for the three months ended March 31, 2016 (in thousands):

Contingent Consideration
BALANCE AT DECEMBER 31, 2015	$318
Adjustment to contingent consideration	(318)
BALANCE AT MARCH 31, 2016	$—
During the quarter ended March 31, 2016, the contingent consideration decreased by approximately $318,000. This reduction was due to the Company's determination that it was no longer probable that the minimum targets specified in the purchase agreement would be met due to sales force transitions and scheduling delays for some of our larger lighting projects.
As of March 31, 2016, the Company’s available-for-sale securities had contractual maturities from five to ten months and an average remaining term to maturity of three months. As of March 31, 2016, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$16,991	$16,993	$4	$2
The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses for the Company’s available-for-sale short-term investments, by major security type, were as follows as of December 31, 2015 (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$16,989	$16,978	$—	$11
Market values were determined for each individual security in the investment portfolio. The Company reviews its investments on a regular basis to evaluate whether or not any have experienced an other-than-temporary decline in fair value.

3. Earnings Per Share:
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss from continuing and discontinued operations per share computations for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Net loss (Numerator):
Net loss, basic and diluted	(953)	(1,424)
Shares (Denominator):
Weighted average common shares outstanding	4,417	4,395
Shares used in basic computation	4,417	4,395
Common shares issuable upon exercise of stock options (treasury stock method)	—	—
Shares used in diluted computation	4,417	4,395
Net loss per share:
Basic and diluted net loss per share	$(0.22)	$(0.32)

For the three months ended March 31, 2016 and 2015, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, performance shares, and contingently issuable shares excluded from this calculation for the three months ended March 31, 2016 and 2015 was 375,025 and 301,645, respectively.
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

The assets acquired and liabilities assumed have been reflected in the Company’s condensed consolidated balance sheet as of March 31, 2016, and the results of operations of Lumewave are included in the condensed consolidated statement of operations since August 16, 2014. The following table summarizes the purchase price allocation based on estimated fair values of assets acquired and liabilities assumed at the acquisition date (amounts in thousands):

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

As of March 31, 2016 and December 31, 2015, the fair value of the contingent consideration was $0 and $318,000, respectively, and is recorded in Other accrued liabilities in the Company's Condensed Consolidated Balance Sheet. During the quarter ended March 31, 2016, the Company determined that it was no longer probable that the targets specified in the purchase agreement would be met. Accordingly, the Company reduced the associated liability to $0 as of March 31, 2016. This resulted in a $318,000 adjustment, which was recorded as a reduction to General and Administrative expenses in the Company's Condensed Consolidated Statements of Operations.
5. Stockholders’ Equity and Employee Stock Option Plans:

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended March 31, 2016 and 2015 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Cost of revenues	$42	$(41)
Product development	46	99
Sales and marketing	(109)	(83)
General and administrative	98	182
Total	$77	$157

The negative expense for the sales and marketing departments during the quarter ended March 31, 2016 and in the cost of revenues and sales and marketing departments during the quarter ended March 31, 2015, is primarily due to the reversal of previously recognized expense resulting from the forfeiture of equity awards for certain employees whose employment terminated during the quarter.

Stock Award Activity

There were no options exercised during the three months ended March 31, 2016 and 2015.

The total fair value of RSUs vested and released during the three months ended March 31, 2016 and 2015 was approximately $4,000 and $244,000, respectively. The fair value is calculated by multiplying the fair market value of the Company’s stock on the vesting date by the number of shares vested.
6.    Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three months ended March 31, 2016 and 2015, the Company had two customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributors of its IIoT products in Europe and Enel Distribuzione Spa ("Enel"), an Italian utility company. For the three months ended March 31, 2016 and 2015, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended
	March 31,
	2016	2015
Avnet	24.4%	27.2%
Enel	15.2%	8.0%
Total	39.6%	35.2%
7. Commitments and Contingencies:

Legal Actions
From time to time, in the ordinary course of business, the Company may be subject to certain legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of March 31, 2016, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
Line of Credit
The Company maintains an operating credit line of $1.0 million with its primary bank for company credit card purchases, as well as one standby letter of credit for $113,000. These lines of credit are secured by a collateral of the first priority on $1.4 million of the Company's investments (presented as restricted investments in the Condensed Consolidated Balance Sheets). The restricted investments are classified as current assets due to the contractual duration of the underlying credit agreement. No amounts have ever been drawn against the standby letters of credit issued by the bank.

8. Accumulated Other Comprehensive Income (Loss):

	Foreign currency translation adjustment (Amount in thousands)	Unrealized gain (loss) on available-for-sale securities (Amount in thousands)	Accumulated Other Comprehensive Income (Loss) (Amount in thousands)
Beginning balance at December 31, 2015	$(1,582)	$(12)	$(1,594)
Change during January- March 2016	184	12	196
Balance at March 31, 2016	(1,398)	—	(1,398)

None of the above amounts have been reclassified to the Condensed Consolidated Statement of Operations.
9.     Inventories:

Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015

Purchased materials	$182	$164
Finished goods	3,145	2,729
	$3,327	$2,893

10. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015

Accrued payroll and related costs	$978	$2,119
Warranty reserve	107	120
Contingent consideration	—	318
Other accrued liabilities	390	328
	$1,475	$2,885
11.    Segment Disclosure:

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived and other assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2016 and December 31, 2015, long-lived assets of approximately $2.4 million and $2.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the condensed consolidated financial statements.

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations, value-added resellers, and local distributors, primarily in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Americas	$2,555	$3,196
EMEA	4,672	4,412
APJ	1,420	2,260
Total	$8,647	$9,868

For information regarding the Company’s major customers, please refer to Note 6, Significant Customers.
12. Income Taxes:
The provision for income taxes for the three months ended March 31, 2016 and 2015 were $6,000 and $13,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
As of March 31, 2016 and December 31, 2015, the Company had gross unrecognized tax benefits of approximately $9.1 million and $9.1 million, respectively, of which $405,000 and $409,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2016 and December 31, 2015, the Company had accrued $55,000 and $74,000, respectively, for interest and penalties. The $19,000 reduction in interest and penalties on gross unrecognized tax benefits during the three months ended March 31, 2016 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.
13. Related Parties:
In June 2000, the Company entered into a stock purchase agreement with Enel pursuant to which Enel purchased 300,000 newly issued shares of its common stock for $130.7 million. The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. To the Company’s knowledge, Enel has disposed none of its 300,000 shares. Under the terms of the stock purchase agreement, Enel has the right to nominate one member of the Company’s board of directors. While a representative of Enel served on the board until March 14, 2012, no Enel representative is presently on the board.
In October 2006, the Company entered into a new development and supply agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from the Company. The development and supply agreement expired in March 2016.
For the three months ended March 31, 2016 and 2015, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1,312,000 and $788,000, respectively.
As of March 31, 2016 and December 31, 2015, $866,000 and $827,000, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
14. Joint Venture:
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture's intended focus was on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51.0% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s Condensed Consolidated Financial Statements as of March 31, 2016 and 2015, and for the three months then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the non-controlling interest in subsidiary on the Condensed Consolidated Balance Sheet as of March 31, 2016. Net loss attributable to the non-controlling interest in Echelon-Holley was $0 and $0 during three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, Echelon and Holley Metering had contributed in cash a total of approximately $4.0 million in Share Capital, as defined, to Echelon-Holley in proportion to their respective ownership interests.
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
During the quarter ended September 30, 2015, the Company concluded that it would no longer pursue a sale, but would instead work with Holley Metering to shut the joint venture down. The remaining net assets of the joint venture were immaterial as of September 30, 2015. As of March 31, 2016, the Company is continuing to work with Holley Metering to complete the shut down.
15. Subsequent Events:
On April 20, 2016, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to effect the 2016 Inducement Equity Incentive Plan ("the Plan"). The purpose of this Plan is to allow the Company to try to attract and retain the best available new hires by providing an inducement to such individual entering into employment with the Company or any Parent or Subsidiary of the Company. The Plan permits the grant of Nonstatutory Stock Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Performance Units, and Performance Shares. Each Award under the Plan is intended to qualify as an employment inducement award under NASDAQ Listing Rule 5635(c)(4) (the “Inducement Listing Rule”).
On April 22, 2016, the Company announced that its Board of Directors (the “Board”) had adopted a Tax Benefit Preservation Plan (the “Plan”) pursuant to which the Board authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock of the Company to stockholders of record as of the close of business on

May 6, 2016 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), exercisable, except in certain circumstances, in the event that a person or group of affiliated or associated persons obtain beneficial ownership of 4.99% or more of the Common Shares. The complete terms of the Rights are set forth in a Tax Benefit Preservation Plan (the “Plan”), dated as of April 22, 2016, between the Company and Computershare Inc., as rights agent, and filed with the Securities and Exchange Commission on April 26, 2016. By adopting the Plan, the Board is helping to preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, the “Tax Benefits”), which could be lost in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The Plan reduces the likelihood that changes in the Company’s investor base have the unintended effect of limiting the Company’s use of its Tax Benefits. The Board has established procedures to consider requests to exempt certain acquisitions of the Company’s securities from the Plan if the Board determines that it is in the best interests of the Company.

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

EXECUTIVE OVERVIEW
Echelon Corporation was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. We are based in San Jose, California, and maintain offices in seven foreign countries throughout Europe and Asia. Our products enable everyday devices — such as air conditioners, lighting, appliances, electricity meters, light switches, thermostats, and valves — to be made “smart” and inter-connected, part of an emerging market known as the Industrial Internet of Things ("IIoT").

Our proven, open standard, multi-application energy control networking platform powers applications for smart cities, smart buildings, and smart campuses that help customers save on their energy usage, reduce outage duration or prevent them from happening entirely, reduce carbon footprint and more. Today, we offer, directly and through our partners worldwide, a wide range of IIoT products and services that form Embedded Control Platforms, such as LONWORKS and IzoT, which include components, control nodes and development software. These products are typically sold to Original Equipment Manufacturers ("OEMs") to build into their industrial application solutions. We are also targeting control networking solutions for the lighting market as it transitions to LEDs, initially focused on outdoor lighting. These solutions consist of wired and wireless control nodes placed at the lighting fixture, “smart” gateways for interconnecting control nodes, and a software solution we refer to as the Central Management System, or CMS, which is used for startup, commissioning, management, and monitoring of the installation. These solutions are sold to end users typically through value-added resellers and distributors.
Our total revenues decreased by 12.4% during the first quarter of 2016 as compared to the same period in 2015. Gross margins decreased by 1.4 percentage points between the two periods, while overall operating expenses decreased by 27.1%. The net effect was a first quarter loss in 2016 that decreased by 33.1% as compared to the first quarter of 2015.

The following tables provide an overview of key financial metrics for the three months ended March 31, 2016 and 2015 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net revenues	$8,647	$9,868	$(1,221)	(12.4)%
Gross margin	55.6%	57.0%	---	(1.4) ppt
Operating expenses	$5,552	$7,621	$(2,069)	(27.1)%
Net loss	$(953)	$(1,424)	$471	(33.1)%
	Balance as of
	March 31, 2016	December 31, 2015	$ Change	% Change
Cash, cash equivalents, and short-term investments *	$23,682	$26,070	$(2,388)	(9.2)%
* As of March 31, 2016 and December 31, 2015, includes $1.4 million of restricted investments presented separately on condensed consolidated balance sheet

•
Net revenues: Our total revenues decreased by 12.4% during the first quarter of 2016 as compared to the same period in 2015. The decrease in revenues was mainly due to reductions in sales of our IIoT products in all the regions we serve, partially offset by an increase in sales of components sold to Enel.

•
Gross margin: Our gross margins decreased by 1.4 percentage points during the first quarter of 2016 as compared to the same period in 2015. The decrease is primarily due to a change in the mix of products sold and lower overall revenue levels.

•
Operating expenses: Our operating expenses decreased by 27.1% during the three month period ended March 31, 2016, respectively, as compared to the same period in 2015. The decrease was primarily due to the lower compensation costs, reduced facilities costs, reduced outside service costs, and a $318,000 reduction in the accrual for contingent consideration we expect to owe the former Lumewave shareholders. During the quarter ended March 31, 2016, based on reduced sales and gross profit forecasts, we concluded that it was improbable that we would owe the former Lumewave shareholders any contingent consideration. As a result, we reduced this accrual by the remaining balance of $318,000, which was recorded as a reduction to our general and administrative expenses.

•
Net loss: We generated a net loss of $953,000 during the first quarter of 2016 compared to $1.4 million during the same period in 2015. This decrease in our net loss was mainly attributable to reduced operating expenses, but was partially offset by lower overall revenues and unfavorable exchange rate fluctuations in 2016. Excluding the impact of non-cash stock-based compensation charges and the adjustment to the expected Lumewave consideration, our net loss decreased by approximately $73,000 in the first quarter of 2016 as compared to the same period in 2015.

•
Cash, cash equivalents, and short-term investments: During the first three months of 2016, our cash, cash equivalents, and short-term investment balance decreased by 9.2%, from $26.1 million at December 31, 2015 to $23.7 million at March 31, 2016. This decrease was primarily the result of cash used in operations of $2.4 million (driven primarily by decrease in accrued liabilities of $904,000 and our net loss of $1.0 million, less non-cash charges for depreciation and amortization, and stock based compensation).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1, “Significant Accounting Policies” of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with the Securities and Exchange Commission in March 2016, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our revenues, stock-based compensation, allowance for doubtful accounts, inventories, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2016, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
RESULTS OF OPERATIONS
The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Revenues	100.0%	100.0%
Cost of revenues	44.4	43.0
Gross profit	55.6	57.0
Operating expenses:
Product development	25.9	26.4
Sales and marketing	15.2	22.2
General and administrative	23.1	28.6
Total operating expenses	64.2	77.2
Loss from operations	(8.6)	(20.2)
Interest and other income (expense), net	(2.4)	8.5
Interest expense on lease financing obligations	—	(2.6)
Loss before provision for income taxes	(11.0)	(14.3)
Income tax expense	—	0.1
Net loss	(11.0)	(14.4)
Revenues
Total revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	2016 over 2015 $ Change	2016 over 2015 % Change

Total revenues	$8,647	$9,868	$(1,221)	(12.4)%
Our revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are components we sell to Enel.

Excluding sales to Enel, a related party, which are discussed more fully below, our revenues decreased by $1.7 million or 19% during the three months ended March 31, 2016, as compared to the same period in 2015. This decrease was primarily due to decreases in sales made to customers in all the regions we serve. We have seen a loss in market share over the last several years due primarily to reduced investment in research and development and marketing, especially in our LONWORKS portfolio of products, which has caused a decrease in our revenues. In addition, continued poor economic conditions in the EMEA region during the first quarter of 2016 also contributed to the year-over-year decline. Lastly, we experienced a decline in our revenues due to the transition of key members of our sales force during the first quarter of 2016.

The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 2.7% for the three months ended March 31, 2016 and 3.4% for the same period in 2015. Our revenues will continue to be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during the remainder of 2016, the amount of our revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.
Enel project revenues (included in total revenues)

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	2016 over 2015 $ Change	2016 over 2015 % Change

Enel project revenues	$1,312	$788	$524	66.5%
In October 2006, we entered into a development and supply agreement with Enel. Under the development and supply agreement, Enel is purchasing additional metering kit products from us. Enel Project revenues recognized during the three months ended March 31, 2016 and 2015, are driven primarily by shipments of metering kits under the development and supply agreement.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks. We do not currently expect that there will be any additional significant shipments to Enel in 2016. As such, we expect our revenues from Enel will decrease significantly in 2016 as compared to 2015.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	2016 over 2015 $ Change	2016 over 2015 % Change

Gross Profit	$4,810	$5,624	$(814)	(14.5)%
Gross Margin	55.6%	57.0%	N/A	(1.4)

Gross profit is equal to revenues less cost of revenues. Cost of revenues associated with sales of our products includes direct costs associated with the purchase of components, sub-assemblies, and finished goods, as well as indirect costs such as allocated labor and overhead; costs associated with the packaging, preparation, and shipment of products; and charges related to warranty and excess and obsolete inventory reserves. Cost of revenues associated with our IIoT services consists of employee-related costs such as salaries and fringe benefits as well as other direct and indirect costs incurred in providing training, customer support, and custom software development services. Gross margin is equal to gross profit divided by revenues.

Our gross margins decreased by 1.4 percentage points for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease is primarily due to a change in the mix of products sold and lower overall revenue levels.

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

Operating Expenses
Product Development

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	2016 over 2015 $ Change	2016 over 2015 % Change

Product Development	$2,240	$2,612	$(372)	(14.2)%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses decreased by 14% during the three months ended March 31, 2016 as compared to the same period in 2015. This decrease was primarily due to reduced compensation costs resulting from lower headcount and reductions in allocated facilities charges.
Sales and Marketing

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	2016 over 2015 $ Change	2016 over 2015 % Change

Sales and Marketing	$1,313	$2,188	$(875)	(40.0)%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
Our sales and marketing expenses decreased by 40% during the three months ended March 31, 2016, as compared to the same period in 2015. This decrease was primarily due to reduced compensation costs resulting from lower headcount, reduced travel and entertainment expenses, a reduction in fees paid to third party service providers, and reductions in allocated facilities charges.
General and Administrative

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	2016 over 2015 $ Change	2016 over 2015 % Change

General and Administrative	$1,999	$2,821	$(822)	(29.1)%

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses decreased by 29% for the three months ended March 31, 2016 as compared to the same period in 2015. This decrease was driven primarily by lower compensation costs resulting from lower headcount and a reduction in allocated facilities charges. In addition, as mentioned earlier, during the quarter ended March 31, 2016, we concluded that it was no longer probable that we would owe any contingent consideration to the former Lumewave shareholders at the conclusion of the two-year period ending in August 2016. As a result, we reduced this accrual by the remaining $318,000 balance, which was recorded as a reduction to our general and administrative expenses.
Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	2016 over 2015 $ Change	2016 over 2015 % Change

Interest and Other Income (Expense), Net	$(205)	$838	$(1,043)	(124.5)%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other expense, net increased by $1.0 million during the three months ended March 31, 2016 as compared to the same period in 2015. This increase was primarily attributable to the fact that, during the first quarter of 2016, we recognized approximately $221,000 of foreign currency translation losses, whereas in the first quarter of 2015, we recognized foreign currency translation gains of approximately $819,000. These fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our condensed consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, the resulting translation gains favorably impact other income.
We do not currently anticipate interest income on our investment portfolio will improve during 2016 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	2016 over 2015 $ Change	2016 over 2015 % Change

Interest Expense on Lease Financing Obligations	$—	$252	$(252)	(100.0)%
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
Interest expense on lease financing obligations decreased by $252,000 during the three months ended March 31, 2016 as compared to the same period in 2015, due to the fact that in May 2015, we terminated the leases for our headquarters facilities.

Income Tax Expense

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	2016 over 2015 $ Change	2016 over 2015 % Change

Income Tax Expense	$6	$13	$(7)	(53.8)%

The income tax expense for the three months ended March 31, 2016 was $6,000, compared to $13,000 for the same period in 2015. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as cost of revenues in our condensed consolidated statements of operations, was approximately $56,000 and $109,000 for three months ended March 31, 2016 and 2015, respectively.
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.

Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of March 31, 2016, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
Legal Actions. From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of March 31, 2016, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through March 31, 2016, we raised $295.7 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

The following table presents selected financial information as of March 31, 2016, and for each of the last three fiscal years (dollars in thousands):

	March 31	December 31,
	2016	2015	2014	2013
Cash, cash equivalents, and short-term investments*	$23,682	$26,070	$43,570	$57,635
Trade accounts receivable, net	4,219	4,030	3,948	10,522
Working capital	26,237	26,713	40,310	57,090
Stockholders’ equity	28,240	28,921	43,177	67,977
* As of March 31, 2016 and December 31, 2015, includes $1.4 million of restricted investments presented separately on condensed consolidated balance sheet

As of March 31, 2016, we had $23.7 million in cash, cash equivalents, restricted cash and short-term investments, a decrease of $2.4 million as compared to December 31, 2015. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options by our employees and directors, and the exercise of warrants. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation; depreciation and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $2.4 million for the three months ended March 31, 2016, an increase in cash outflows of approximately $62,000 as compared to the same period in 2015. During the three months ended March 31, 2016, net cash used in operating activities was primarily the result of our net loss of $953,000, decreases in operating assets and liabilities of $1.4 million, and a reduction in the expected amount of contingent consideration we expect to owe the former Lumewave shareholders of $318,000; partially offset by depreciation and amortization expense of $144,000 and stock-based compensation expenses of $77,000. The primary components of the $1.4 million net decrease in our operating assets and liabilities were a $904,000 decrease in accrued liabilities, a $433,000 increase in inventories, a $189,000 increase in accounts receivable, and a $131,000 decrease in deferred revenues; partially offset by a $113,000 increase in accounts payable. Accrued liabilities decreased primarily to the payment of bonuses that were accrued as of December 31, 2015. Inventories increased due to the timing of the purchase and sale of inventory during the quarter. Accounts receivable increased primarily as a result of the timing of shipments to and the corresponding collections from our customers in the first three months of 2016. Deferred revenues decreased in accordance with the overall activity with distributors in all regions. Accounts payable increased due to the timing of receipt and payment of invoices we received from our vendors during the quarter.
Net cash used in operating activities was $2.4 million for the three months ended March 31, 2015, an increase in cash outflows of approximately $929,000 as compared to the same period in 2014. During the three months ended March 31, 2015, net cash used in operating activities was primarily the result of our net loss including non-controlling interest of $1.4 million, partially offset by depreciation and amortization expense of $601,000, stock-based compensation expenses of $157,000; and decreases in operating assets and liabilities of $1.6 million. The primary components of the $1.6 million net decrease in our operating assets and liabilities were a $1.5 million decrease in accounts payable, a $231,000 increase in other current assets, a $136,000 increase in accounts receivable, partially offset by a $141,000 increase in deferred revenues and an $87,000 increase in inventories. Accounts payable decreased due in part to the remittance of Grid related receivables we collected and held at December 31, 2014 on behalf of S&T, and to a lesser extent the timing of receipt and payment of certain large invoices. Other current assets increased primarily due to prepayments for certain software licenses during the first quarter of 2016. Accounts receivable increased primarily as a result of the timing of collections and revenues in the first three months of 2016. Deferred revenues increased in accordance with the overall activity with distributors in all regions. Inventories increased marginally due to the timing of the purchase and sale of inventory during the quarter.
Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions and divestitures. Net cash provided by investing activities was $3,000 for the three months ended March 31, 2016, an increase in cash inflows of $91,000 from the same period in 2015. During the three months ended March 31, 2016, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $4.0 million, partially offset by purchases of available-for-sale short-term investments of $4.0 million, and capital expenditures of $5,000.
During the three months ended March 31, 2015, net cash used in investing activities was primarily the result of purchases of available-for-sale short-term investments of $4.0 million, and capital expenditures of $113,000, partially offset by the proceeds from maturities and sales of available-for-sale short-term investments of $4.0 million.
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $1,000 for the three months ended March 31, 2016, a decrease in cash outflows of $690,000 as compared to the same period in 2015. During the three months ended March 31, 2016, net cash used in financing activities was primarily the result of $1,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
During the three months ended March 31, 2015, net cash used in financing activities was primarily the result of $587,000 in principal payments on our building lease financing obligations and $104,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
As noted above, our cash and investments totaled $23.7 million as of March 31, 2016. Of this amount, approximately 5% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.
We maintain an operating credit line of $1.0 million with our primary bank for company credit card purchases, as well as a standby letter of credit for $113,000. These lines of credit continue to be secured by a collateral of the first priority on $1.4 million of our investments (presented as restricted investments in the Condensed Consolidated Balance Sheets). No amounts ever been drawn against the standby letters of credit issued by the bank.

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
Based on our current business plan and revenue prospects, we believe that our existing cash reserves will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. However, we currently expect that our combined cash, cash equivalent, and short-term investment balance will decline during the remainder of 2016. In the event that we require additional financing, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.
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
At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, we cooperated with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, we supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from us. Under the software enhancement agreement, we provides software enhancements to Enel for use in its Contatore Elettronico system. The software enhancement was assigned to S&T as part of the sale of our Grid division in September 2014. The development and supply agreement expired in March 2016.
For the three months ended March 31, 2016 and 2015, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1,312,000 and $788,000, respectively. As of March 31, 2016 and December 31, 2015, $866,000 and $827,000, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
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

In July 2015, the FASB issued an update to ASC 330, Inventory: Simplifying the Measurement of Inventory. Under this update, subsequent measurement of inventory is based on the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated cost of completion and disposal. This update does not apply to inventory that is measured using last-in, first-out or the retail inventory method. This update should be applied prospectively and will be adopted by the Company in the first quarter of fiscal year 2017. Early adoption is permitted. We do not believe the adoption will have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires, among other things, the recognition of lease assets and lease liabilities on the balance sheet by lessees for certain leases classified as operating leases under previous GAAP.  ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018.  ASU 2016-02 mandates a modified retrospective transition method with early adoption permitted.  We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This update is required to be adopted by us in the first quarter of fiscal year 2017. Early adoption is permitted. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures.
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

Historically, we have derived a significant amount of revenue from a single customer, Enel, and the currently expected decrease in business from Enel could significantly reduce our revenues and negatively impact our margins.

Sales to Enel accounted for 12.7%, 7.7% and 16.1%  of the Company’s revenues during the fiscal years ended December 31,  2015, 2014 and 2013, respectively.  Historically, we had greater visibility of projected sales to Enel for a given fiscal year due to a contract arrangement that has not been renewed beyond March 31, 2016.  Further purchases from Enel, if any, will now occur on an order-by-order basis, which makes it difficult to predict the amount and timing of our revenues attributable to these sales.  We do not currently expect additional shipments to Enel in 2016.  This decrease in business from Enel or loss of Enel as a customer could cause a significant decline in our revenues and negatively impact our margins, and could have a material adverse financial effect on the Company.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We have not experienced any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2015.
Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments to hedge these exposures.
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at March 31, 2016 and December 31, 2015, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at March 31, 2016, and December 31, 2015, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 7, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Factors That May Affect Future Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2015 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1- January 31	—	$—	—	—
February 1- February 29	110	$5.50	—	—
March 1- March 31	8	$5.93	—	—
Total	118	$5.53	—	—

(1)	Shares purchased represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

ECHELON CORPORATION
Date:	May 11, 2016	By:	/s/ C. Michael Marszewski
C. Michael Marszewski Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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