Form 10-Q
period 2016-06-30
ECHELON CORP
filed 2016-08-09
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________
FORM 10‑Q
______________
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes ☐ No ☒
As of July 31, 2016, 4,430,055 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10‑Q
FOR THE QUARTER ENDED JUNE 30, 2016

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
ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,807	$7,691
Restricted investments	1,401	1,401
Short-term investments	12,000	16,978
Accounts receivable, net [1]	3,664	4,030
Inventories	2,814	2,893
Deferred cost of goods sold	1,339	1,122
Other current assets	888	1,109
Total current assets	32,913	35,224

Property and equipment, net	499	595
Intangible assets, net	1,069	1,183
Other long‑term assets	1,047	1,044
Total assets	$35,528	$38,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,459	$2,267
Accrued liabilities	1,821	2,885
Deferred revenues	4,411	3,359
Total current liabilities	7,691	8,511

LONG-TERM LIABILITIES:
Other long-term liabilities	739	614
Total long-term liabilities	739	614

STOCKHOLDERS’ EQUITY:
Common stock	48	47
Additional paid-in capital	356,772	356,746
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive loss	(1,920)	(1,594)
Accumulated deficit	(299,926)	(298,402)
Total Echelon Corporation stockholders’ equity	26,844	28,667
Noncontrolling interest in discontinued operations of subsidiary	254	254
Total stockholders’ equity	27,098	28,921
Total liabilities and stockholders’ equity	$35,528	$38,046
1 Includes related party receivable of $0 and $827 as of June 30, 2016 and December 31, 2015, respectively.
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues (2)	$8,061	$9,363	$16,708	$19,231
Cost of revenues (1)	3,354	3,821	7,191	8,065
Gross profit	4,707	5,542	9,517	11,166
Operating expenses:
Product development (1)	1,886	2,340	4,126	4,952
Sales and marketing (1)	1,625	2,194	2,938	4,382
General and administrative (1)	2,219	2,187	4,218	5,008
Lease termination charges	—	3,337	—	3,337
Total operating expenses	5,730	10,058	11,282	17,679
Loss from operations	(1,023)	(4,516)	(1,765)	(6,513)
Interest and other income (expense), net	503	(458)	298	380
Interest expense on lease financing obligations	—	(128)	—	(380)
Loss before provision for income taxes	(520)	(5,102)	(1,467)	(6,513)
Income tax expense	51	61	57	74

Net loss	$(571)	$(5,163)	$(1,524)	$(6,587)

Basic and diluted net loss per share	$(0.13)	$(1.17)	$(0.34)	$(1.50)

Shares used in computing net loss per share:
Basic	4,420	4,406	4,419	4,404
Diluted	4,420	4,406	4,419	4,404

(1)	See Note 4 for summary of amounts included representing stock-based compensation expense.

(2)
Includes related party amounts of $0 and $998 for the three months ended June 30, 2016 and 2015, respectively; and related party amounts of $1,312 and $1,785 for the six months ended June 30, 2016 and 2015, respectfully. See Note 5 and Note 12 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net loss	$(571)	$(5,163)	$(1,524)	$(6,587)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(523)	490	(339)	(635)
Unrealized holding gain on available-for-sale securities	1	6	13	14
Total other comprehensive income (loss)	(522)	496	(326)	(621)
Comprehensive loss	$(1,093)	$(4,667)	$(1,850)	$(7,208)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(1,524)	$(6,587)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	261	1,076
Increase in allowance for doubtful accounts	2	17
Lease termination charges	—	3,337
Increase in accrued investment income	(20)	(16)
Stock-based compensation	62	(47)
Adjustment to contingent consideration	(318)	(96)
Change in operating assets and liabilities:
Accounts receivable	364	110
Inventories	79	317
Deferred cost of goods sold	(230)	145
Other current assets	219	(285)
Accounts payable	(791)	(1,441)
Accrued liabilities	(1,022)	(279)
Deferred revenues	1,038	(322)
Deferred rent	99	(148)
Net cash used in operating activities	(1,781)	(4,219)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available‑for‑sale short‑term investments	(7,988)	(3,991)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	13,000	12,852
Change in other long‑term assets	—	—
Capital expenditures	(67)	(16)
Net cash provided by investing activities	4,945	8,845

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	—	(10,888)
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(32)	(129)
Net cash used in financing activities	(32)	(11,017)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(16)	(448)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,116	(6,839)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,691	13,340
End of period	$10,807	$6,501

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$—	$382
Cash paid for income taxes	$85	$119
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
There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in its Annual Report on Form 10‑K for the fiscal year ended December 31, 2015.
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

•
The Company’s sales are currently concentrated, as approximately 28.3% of revenues for the six months ended June 30, 2016, were derived from one customer, Avnet Europe Comm VA ("Avnet"), the Company's primary distributor of its IIoT products in Europe and Japan. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from the Company, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

Revenue Recognition
The Company’s revenues are derived from the sale and license of its products and, to a lesser extent, from fees associated with training, technical support, and custom software design services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Service revenues consist of product technical support (including, in limited circumstances, software post-contract support services) and training.
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
Restricted Investments
As of June 30, 2016, restricted investments consist of balances maintained by the Company with an investment advisor in money market funds and permitted treasury bills. These balances represent collateral for a $1.0 million operating line of credit issued to the Company by its primary bank for credit card purchases, as well as one standby letter of credit for $113,000. Because the Company’s agreement with the lender prevents the Company from withdrawing these funds, they are considered restricted. No amounts have ever been drawn against the standby letters of credit issued by the bank.

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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company's only financial assets and liabilities required to be measured at fair value on a recurring basis at June 30, 2016, are its fixed income available-for-sale securities and its liability related to contingent consideration due to Lumewave, Inc. ("Lumewave") shareholders. See Note 2 of these Notes to Condensed Consolidated Financial Statements for a summary of the input levels used in determining the fair value of these assets and liabilities as of June 30, 2016.

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

In conjunction with the termination of these leases and associated financing obligations, in May 2015 the Company paid an up-front lease termination charge of $10.0 million, which allowed the Company to remove approximately $15.3 million of building-related financing obligations from its balance sheet. At the same time, the Company entered into a short-term lease for one of the two buildings for the remainder of 2015. As a result of the lease termination, the Company wrote the carrying value of the buildings and leasehold improvements down to its fair value, which was equal to the present value of the remaining lease payments under the short-term lease. The net effect of the lease termination transaction was a charge of $3.3 million during the quarter ended June 30, 2015.
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

Items Measured at Fair Value on a Recurring Basis
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, and its liability related to contingent consideration due to Lumewave shareholders, at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs at June 30, 2016 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$4,321	$4,321	$—	$—
U.S. government securities(2)	13,401	—	13,401	—
Total	$17,722	$4,321	$13,401	$—

Liabilities:
Contingent consideration	$—	$—	$—	$—
Total	$—	$—	$—	$—
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

The contingent consideration payable to Lumewave's shareholders, which the Company recognized upon its purchase of Lumewave in August 2014 and is included in Accrued liabilities in the Company's condensed consolidated balance sheets as of December 31, 2015, is classified within Level 3 because significant assumptions, including revenue levels and gross profit achievement for this obligation, are not observable in the market. The table below includes a rollforward of the balance sheet amounts for financial instruments classified by the Company within Level 3 of the valuation hierarchy for the three months ended March 31, 2016 (in thousands):

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
As of June 30, 2016, the Company’s available-for-sale securities had contractual maturities from four to ten months and an average remaining term to maturity of two months. As of June 30, 2016, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$11,995	$11,996	$1	$—
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
3. Earnings Per Share:
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss from continuing and discontinued operations per share computations for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss (Numerator):
Net loss, basic and diluted	$(571)	$(5,163)	$(1,524)	$(6,587)
Shares (Denominator):
Weighted average common shares outstanding	4,420	4,406	4,419	4,404
Shares used in basic computation	4,420	4,406	4,419	4,404
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—
Shares used in diluted computation	4,420	4,406	4,419	4,404
Net loss per share:
Basic and diluted net loss per share	$(0.13)	$(1.17)	$(0.34)	$(1.50)

For the three and six months ended June 30, 2016 and 2015, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options due to the Company’s net loss position. The number of stock options, performance shares, and contingently issuable shares excluded from this calculation for the three and six months ended June 30, 2016 and 2015 was 355,338 and 382,088, respectively.
4. Stockholders’ Equity and Employee Stock Option Plans:

On April 20, 2016, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register shares of common stock to be issued pursuant to the 2016 Inducement Equity Incentive Plan (the "Inducement Plan"). The purpose of the Inducement Plan is to facilitate the Company's ability to attract and retain the best available new hires by providing an inducement to such individual entering into employment with the Company or subsidiary of the Company. The Inducement Plan permits the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement award under NASDAQ Listing Rule 5635(c)(4).
On April 22, 2016, the Company announced that its Board of Directors (the “Board”) had adopted a Tax Benefit Preservation Plan (the “Tax Plan”) pursuant to which the Board authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock of the Company to stockholders of record as of the close of business on May 6, 2016. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.01 per share, exercisable, except in certain circumstances, in the event that a person or group of affiliated or associated persons obtain beneficial ownership of 4.99% or more of the outstanding shares of the Company's common stock. The complete terms of the Rights are set forth in a Tax Benefit Preservation Plan (the “Plan”), dated as of April 22, 2016, between the Company and Computershare Inc., as rights agent, and filed with the Securities and Exchange

Commission on April 26, 2016. By adopting the Plan, the Board is helping to preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, the “Tax Benefits”), which could be lost in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The Plan reduces the likelihood that changes in the Company’s investor base will have the unintended effect of limiting the Company’s use of its Tax Benefits. The Board has established procedures to consider requests to exempt certain acquisitions of the Company’s securities from the Plan if the Board determines that it is in the best interests of the Company. Until they become exercisable, the Rights are inseparable from and trade with the Company's shares of common stock. The Rights have a de minimus fair value. The Rights Agreement expires April 25, 2017.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Cost of revenues	$(88)	$(27)	$(46)	$(68)
Product development	(58)	36	(12)	135
Sales and marketing	(12)	(7)	(121)	(90)
General and administrative	143	(206)	241	(24)
Total	$(15)	$(204)	$62	$(47)

The negative expense amounts reflected in the three and six months ended June 30, 2016 and 2015, are primarily due to the reversal of previously recognized expense resulting from the forfeiture of equity awards for certain employees whose employment terminated during the respective periods.

Stock Award Activity

There were no options exercised during the six months ended June 30, 2016 and 2015.

The total fair value of RSUs vested and released during the three and six months ended June 30, 2016 was $92,000 and $96,000, respectively. The total fair value of RSUs vested and released during the three and six months ended June 30, 2015 was approximately $72,000 and $316,000, respectively. The fair value is calculated by multiplying the fair market value of the Company’s common stock on the vesting date by the number of shares of common stock issued upon vesting.
5.    Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and six months ended June 30, 2016 and 2015, the Company had two customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributors of its IIoT products in Europe and Japan, and Enel Distribuzione Spa ("Enel"), an Italian utility company. For the three and six months ended June 30, 2016 and 2015, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Avnet	29.9%	28.2%	28.3%	27.7%
Enel	—%	10.7%	7.9%	9.3%
Total	29.9%	38.9%	36.2%	37.0%

6. Commitments and Contingencies:

Legal Actions
From time to time, in the ordinary course of business, the Company may be subject to certain legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of June 30, 2016, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
Line of Credit
As of June 30, 2016, the Company maintained an operating credit line of $1.0 million with its primary bank for company credit card purchases, as well as one standby letter of credit for $113,000. These lines of credit are secured by a collateral of the first priority on $1.4 million of the Company's investments (presented as restricted investments in the Condensed Consolidated Balance Sheets). The restricted investments are classified as current assets due to the contractual duration of the underlying credit agreement. No amounts have ever been drawn against the standby letters of credit issued by the bank. In July 2016, the standby letter of credit was cancelled, which will reduce the requirement for cash collateral accordingly.

7. Accumulated Other Comprehensive Income (Loss), Net of Tax:

	Foreign currency translation adjustment (Amount in thousands)	Unrealized gain (loss) on available-for-sale securities (Amount in thousands)	Accumulated Other Comprehensive Income (Loss) (Amount in thousands)
Beginning balance at December 31, 2015	$(1,582)	$(12)	$(1,594)
Change during January - June 2016	(339)	13	(326)
Balance at June 30, 2016	(1,921)	1	(1,920)

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
8.     Inventories:

Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015

Purchased materials	$212	$164
Finished goods	2,602	2,729
	$2,814	$2,893

9. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015

Accrued payroll and related costs	$1,292	$2,119
Warranty reserve	115	120
Contingent consideration	—	318
Other accrued liabilities	414	328
	$1,821	$2,885
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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived and other assets include property and equipment, acquired intangible assets, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2016 and December 31, 2015, long-lived assets of approximately $2.4 million and $2.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the condensed consolidated financial statements.

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations, value-added resellers, and local distributors, primarily in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Americas	$3,154	$3,126	$5,709	$6,321
EMEA	3,189	4,470	7,861	8,883
APJ	1,718	1,767	3,138	4,027
Total	$8,061	$9,363	$16,708	$19,231

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.
11. Income Taxes:
The provision for income taxes for the three months ended June 30, 2016 and 2015 were $51,000 and $61,000, respectively. The provision for income taxes for the six months ended June 30, 2016 and 2015 were $57,000 and $74,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
As of June 30, 2016 and December 31, 2015, the Company had gross unrecognized tax benefits of approximately $9.2 million and $9.1 million, respectively, of which $428,000 and $409,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2016 and December 31, 2015, the Company had accrued

$59,000 and $74,000, respectively, for interest and penalties. The $15,000 reduction in interest and penalties on gross unrecognized tax benefits during the six months ended June 30, 2016 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.
12. Related Parties:
In June 2000, the Company entered into a stock purchase agreement with Enel pursuant to which Enel purchased 300,000 newly issued shares of its common stock for $130.7 million. The closing of this stock purchase occurred on September 11, 2000. At the closing, Enel had agreed that it would not, except under limited circumstances, sell or otherwise transfer any of those shares for a specified time period. That time period expired September 11, 2003. To the Company’s knowledge, Enel has disposed of none of its 300,000 shares. Under the terms of the stock purchase agreement, Enel has the right to nominate one member of the Company’s board of directors. While a representative of Enel served on the board until March 14, 2012, no Enel representative is presently on the board.
In October 2006, the Company entered into a new development and supply agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from the Company. The development and supply agreement expired in March 2016.
For the three months ended June 30, 2016 and 2015, the Company recognized revenue from products sold to Enel and its designated manufacturers of approximately $0 and $998,000, respectively. For the six months ended June 30, 2016 and 2015, the Company recognized revenue from products sold to Enel and its designated manufacturers of approximately $1.3 million and $1.8 million, respectively.
As of June 30, 2016 and December 31, 2015, $0 and $827,000, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
13. Joint Venture:
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture's intended focus was on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51.0% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s Condensed Consolidated Financial Statements as of June 30, 2016 and 2015, and for the six months then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the non-controlling interest in subsidiary on the Condensed Consolidated Balance Sheet as of June 30, 2016. Net loss attributable to the non-controlling interest in Echelon-Holley was $0 and $0 during the three and six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, Echelon and Holley Metering had contributed in cash a total of approximately $4.0 million in Share Capital, as defined in the joint venture agreement, to Echelon-Holley in proportion to their respective ownership interests.
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
During the quarter ended September 30, 2015, the Company concluded that it would no longer pursue a sale, but would instead work with Holley Metering to shut the joint venture down. The remaining net assets of the joint venture were immaterial as of September 30, 2015. As of June 30, 2016, the Company is continuing to work with Holley Metering to complete the shut-down.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” “goal,” “continues,” “may,”

"target," and similar expressions. Forward-looking statements include statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances. In particular, these statements include statements such as: our plan to focus our product development spend in our foundational technology to broaden the applicability of our control networking platform into new markets; our predictions about the smart energy market, increased pricing pressures and worldwide macro-economic conditions; our projections of IIoT revenues; our expectations on shipments to Enel and revenues from Enel; our expectation that we will achieve a return on our investment of resources into our products; estimates of our future gross margins and factors affecting our gross margins; statements regarding reinvesting a portion of our earnings from foreign operations; estimates of consideration payable to the selling shareholders of Lumewave if certain gross profit targets of the Lumewave business are achieved; plans to use our cash reserves to strategically acquire other companies, products, or technologies; our projections of our combined cash, cash equivalent and short term investment balance; the sufficiency of our cash reserves to meet cash requirements; our expectations that our IIoT revenues will not fluctuate significantly from foreign currency sales; estimates of our interest income and expense; our belief that we have adequately provided for legal contingencies; and our belief that we have made adequate provisions for tax exposure and legal matters. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Factors That May Affect Future Results of Operations” section. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to review or update publicly any forward-looking statements for any reason, except as required by law.

EXECUTIVE OVERVIEW
Echelon Corporation was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. We went public on the NASDAQ market under the symbol "ELON" in July, 1998. We are based in Santa Clara, California, and maintain offices in several foreign countries throughout Europe and Asia. Our products enable "things" in commercial and industrial applications — such as air conditioners, lighting, manufacturing equipment, electricity meters, light switches, thermostats, and valves — to be made “smart” and inter-connected, part of an emerging market known as the Industrial Internet of Things ("IIoT").

Our widely deployed, open standard, multi-vendor energy control networking platform powers applications for smart cities, smart buildings, and smart campuses that help customers save on their energy usage; prevent failure or reduce failure duration; reduce carbon footprint; improve safety, comfort, and convenience; and more. Our solutions, which feature a programmable, distributed intelligence architecture that is designed for both high reliability and fast action, are implemented over the powerline or through wireless communication systems for flexibility in installation and operation.

We offer two product lines, the first of which is comprised of chips, modules, gateways, and design and management software that enables Original Equipment Manufacturers ("OEMs") to quickly design and bring to market interoperable smart systems for their commercial and industrial customers. These products are generally marketed under the LONWORKS and IzoT brand names. We refer to revenues from these products as "building automation" revenues.

Our second product line is a range of control networking solutions designed specifically for the lighting market within the IIoT. As this market continues its transition to solid state lighting, or LEDs, we have focused our initial offerings on outdoor lighting control solutions, as we believe that the incremental energy savings, maintenance benefits, and safety improvements resulting from the implementation of controls offers a compelling return on investment. In addition, due to the abundance of lighting fixtures in most locations, the lighting control system can host a variety of "smart" applications that can further improve safety and comfort on roadways, in parking lots and garages, on campuses, in tunnels, and more. Our lighting control solutions consist of wired and wireless control nodes placed at the lighting fixtures of a wide variety of manufacturers, “smart” gateways for interconnecting the control nodes, and a software-based Central Management System, or CMS, which is used for startup, commissioning, management, and monitoring of the lighting network. These solutions are sold to end users typically through manufacturers' representatives, energy services companies, and distributors. We refer to revenues from these products as "outdoor lighting" revenues.

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

The following tables provide an overview of key financial metrics for the three and six months ended June 30, 2016 and 2015 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Revenues	$8,061	$9,363	$(1,302)	(13.9)%
Gross margin	58.4%	59.2%	---	(0.8) ppt
Operating expenses	$5,730	$10,058	$(4,328)	(43.0)%
Net loss	$(571)	$(5,163)	$4,592	(88.9)%
	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Revenues	$16,708	$19,231	$(2,523)	(13.1)%
Gross margin	57.0%	58.1%	---	(1.1) ppt
Operating expenses	$11,282	$17,679	$(6,397)	(36.2)%
Net loss	$(1,524)	$(6,587)	$5,063	(76.9)%
	Balance as of
	June 30, 2016	December 31, 2015	$ Change	% Change
Cash, cash equivalents, and short-term investments *	$24,208	$26,070	$(1,862)	(7.1)%
* As of June 30, 2016 and December 31, 2015, includes $1.4 million of restricted investments presented separately on condensed consolidated balance sheet

•
Revenues: Our revenues decreased by 13.9% during the second quarter of 2016 as compared to the same period in 2015, and decreased by 13.1% during the six months ended June 30, 2016 as compared to the same period in 2015. The decrease in revenues between the two quarterly and six month periods was mainly due to reductions in sales of our products in all the regions we serve, as well as a decrease in sales of components sold to Enel.

•
Gross margin: Our gross margins decreased by 0.8 percentage points during the second quarter of 2016 as compared to the same period in 2015, and decreased by 1.1 percentage points during the six months ended June 30, 2016 as compared to the same period in 2015. These fluctuations were primarily due to a change in the mix of products sold as well as lower overall revenue levels.

•
Operating expenses: Our operating expenses decreased by 43.0% and 36.2% during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The decrease was primarily due to the lower compensation costs, reduced facilities costs, reduced outside service costs, and a $318,000 reduction in the accrual for contingent consideration we expect to owe the former Lumewave shareholders. During the quarter ended March 31, 2016, based on reduced sales and gross profit forecasts, we concluded that it was improbable that we would owe the former Lumewave shareholders any contingent consideration. As a result, we reduced this accrual by the remaining balance of $318,000, which was recorded as a reduction to our general and administrative expenses. Also contributing to the year over year decline is the fact that, as noted above, during the quarter ended June 30, 2015, we took a one-time $3.3 million charge associated with the termination of the leases for former our corporate headquarters facility in San Jose, California.

•
Net loss: We generated a net loss of $571,000 during the second quarter of 2016 compared to $5.2 million during the same period in 2015. This decrease in our net loss was mainly attributable to reduced operating expenses, and to a lesser extent, to favorable exchange rate fluctuations in 2016; but was partially offset by lower overall revenues and gross margins. For the six months ended June 30, 2016, we generated a net loss of $1.5 million compared to $6.6 million for the same period in 2015.

•
Cash, cash equivalents, and short-term investments: During the first six months of 2016, our cash, cash equivalents, and short-term investment balance decreased by 7.1%, from $26.1 million at December 31, 2015 to $24.2 million at June 30, 2016. This decrease was primarily the result of cash used in operations of $1.8 million (driven primarily by our net loss of $1.5 million).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For further information on our significant accounting policies, see the Notes to our Condensed Consolidated Financial Statements included in Part 1 of this Report. Our critical accounting policies and estimates are also described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1, “Significant Accounting Policies” of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with the Securities and Exchange Commission in March 2016. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our revenues, stock-based compensation, allowance for doubtful accounts, inventories, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

During the six months ended June 30, 2016, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
RESULTS OF OPERATIONS
The following table reflects the percentage of total revenues represented by each item in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.6	40.8	43.0	41.9
Gross profit	58.4	59.2	57.0	58.1
Operating expenses:
Product development	23.4	24.9	24.7	25.8
Sales and marketing	20.2	23.4	17.6	22.8
General and administrative	27.5	23.4	25.2	26.0
Lease termination charges	—	35.6	—	17.4
Total operating expenses	71.1	107.4	67.5	91.9
Loss from operations	(12.7)	(48.2)	(10.6)	(33.9)
Interest and other income (expense), net	6.2	(4.9)	1.8	2.0
Interest expense on lease financing obligations	—	(1.4)	—	(2.0)
Loss before provision for income taxes	(6.5)	(54.5)	(8.8)	(33.9)
Income tax expense	0.6	0.7	0.3	0.4
Net loss	(7.1)%	(55.1)%	(9.1)%	(34.3)%

Revenues
Total revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change

Total revenues	$8,061	$9,363	$(1,302)	(13.9)%
	Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change

Total revenues	$16,708	$19,231	$(2,523)	(13.1)%
Our revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are components we sell to Enel.
Excluding sales to Enel, a related party, which are discussed more fully below, our revenues decreased during the three and six months ended June 30, 2016, as compared to the same periods in 2015, by $304,000 and $2.1 million, or 4% and 12%, respectively. These decreases were primarily due to decreases in sales made to customers in all the regions we serve. We have seen a loss in market share over the last several years due primarily to reduced investment in research and development and marketing, especially in our LONWORKS portfolio of products, which has caused a decrease in our building automation revenues. In addition, continued poor economic conditions in the EMEA region during the first half of 2016 also contributed to the year-over-year decline. Lastly, we experienced a decline in our revenues due to the transition of key members of our sales force during the first half of 2016.

The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 3.4% for the six months ended June 30, 2016 and 3.1% for the same period in 2015. Our revenues will continue to be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during the remainder of 2016, the amount of our revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.
Enel project revenues (included in total revenues)

	Three Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change

Enel project revenues	$—	$998	$(998)	(100.0)%
	Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Enel project revenues	$1,312	$1,785	$(473)	(26.5)%

In October 2006, we entered into a development and supply agreement with Enel. The development and supply agreement expired in March 2016. Under the development and supply agreement, Enel purchased metering kit products from us. Enel Project revenues recognized during the three and six months ended June 30, 2016 and 2015, are driven primarily by shipments of metering kits under the development and supply agreement.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks. We do not currently expect that there will be any additional significant shipments to Enel in 2016. As such, we expect our revenues from Enel will decrease significantly in 2016 as compared to 2015.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change

Gross Profit	$4,707	$5,542	$(835)	(15.1)%
Gross Margin	58.4%	59.2%	N/A	(0.8)
	Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Gross Profit	$9,517	$11,166	$(1,649)	(14.8)%
Gross Margin	57.0%	58.1%	NA	(1.1)

Gross profit is equal to revenues less cost of revenues. Cost of revenues associated with sales of our products includes direct costs associated with the purchase of components, sub-assemblies, and finished goods, as well as indirect costs such as allocated labor and overhead; costs associated with the packaging, preparation, and shipment of products; and charges related to warranty and excess and obsolete inventory reserves. Cost of revenues associated with sales of our services includes employee-related costs such as salaries and fringe benefits as well as other direct and indirect costs incurred in providing training and customer support. Gross margin is equal to gross profit divided by revenues.
Our gross margins decreased by 0.8 percentage points and by 1.1 percentage points for the three and six months ended June 30, 2016, as compared to the same periods in 2015. These decreases are primarily due to a change in the mix of products sold and lower overall revenue levels.

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

Operating Expenses
Product Development

	Three Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Product Development	$1,886	$2,340	$(454)	(19.4)%
	Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Product Development	$4,126	$4,952	$(826)	(16.7)%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses decreased by 19% and 17% during the three and six months ended June 30, 2016 as compared to the same periods in 2015, respectively. These decreases were primarily due to reduced compensation costs resulting from lower headcount and reductions in allocated charges.
Sales and Marketing

	Three Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Sales and Marketing	$1,625	$2,194	$(569)	(25.9)%
	Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Sales and Marketing	$2,938	$4,382	$(1,444)	(33.0)%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
Our sales and marketing expenses decreased by 26% and 33% during the three and six months ended June 30, 2016, as compared to the same periods in 2015, respectively. The primary causes of these reductions were lower overall compensation expenses due to fewer sales and marketing headcount, reductions in fees paid to third party service providers, reductions in allocated charges, and lower travel and entertainment expenses.

General and Administrative

	Three Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
General and Administrative	$2,219	$2,187	$32	1.5%
	Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
General and Administrative	$4,218	$5,008	$(790)	(15.8)%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses remained relatively flat for the three months ended June 30, 2016 as compared to the same period in 2015, and decreased by 16% for the six months ended June 30, 2016 as compared to the same period in 2015. The decrease between the two six month periods was driven primarily by lower facilities charges and a reduction in compensation costs resulting from lower headcount. In addition, as mentioned earlier, during the quarter ended March 31, 2016, we concluded that it was no longer probable that we would owe any contingent consideration to the former Lumewave shareholders at the conclusion of the two-year period ending in August 2016. As a result, we reduced this accrual by the remaining $318,000 balance, which was recorded as a reduction to our general and administrative expenses.
Lease Termination Charges

	Three Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Lease Termination Charges	—	3,337	$(3,337)	(100.0)%
	Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Lease Termination Charges	—	3,337	$(3,337)	(100.0)%

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

Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Interest and Other Income (Expense), Net	$503	$(458)	$961	209.8%
	Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Interest and Other Income (Expense), Net	$298	$380	$(82)	(21.6)%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other expense, net increased by $1.0 million during the three months ended June 30, 2016 as compared to the same period in 2015, and remained virtually unchanged during the six months ended June 30, 2016 as compared to the same period in 2015. The increase between the two three month periods was primarily attributable to the fact that, during the second quarter of 2016, we recognized approximately $486,000 of foreign currency translation gains, whereas in the second quarter of 2015, we recognized foreign currency translation losses of approximately $422,000. These fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our condensed consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, the resulting translation gains favorably impact other income.
We do not currently anticipate interest income on our investment portfolio will improve during 2016 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Interest Expense on Lease Financing Obligations	$—	$128	$(128)	(100.0)%
	Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Interest Expense on Lease Financing Obligations	$—	$380	$(380)	(100.0)%
The monthly rent payments we made to our lessor under the lease agreements for our San Jose headquarters site were recorded in our financial statements partially as land lease expense, with the remainder being allocated to principal and interest on the financing liability. “Interest expense on lease financing obligations” reflects the portion of our monthly lease payments that was allocated to interest expense.
Interest expense on lease financing obligations decreased by $128,000 and $380,000 during the three and six months ended June 30, 2016, as compared to the same periods in 2015, respectively, due to the fact that in May 2015, we terminated the leases for our headquarters facilities.

Income Tax Expense

	Three Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Income Tax Expense	$51	$61	$(10)	(16.4)%
	Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Income Tax Expense	$57	$74	$(17)	(23.0)%

The income tax expense for the three and six months ended June 30, 2016 was $51,000 and $57,000, respectively, compared to $61,000 and $74,000, respectively, for the same periods in 2015. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as cost of revenues in our condensed consolidated statements of operations, was approximately $84,000 and $140,000 for the three and six months ended June 30, 2016, respectively, and $96,000 and $205,000 for the same periods in 2015.
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of June 30, 2016, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
Legal Actions. From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of June 30, 2016, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through June 30, 2016, we raised $295.7 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

The following table presents selected financial information as of June 30, 2016, and for each of the last three fiscal years (dollars in thousands):

	June 30,	December 31,
	2016	2015	2014	2013
Cash, cash equivalents, and short-term investments*	$24,208	$26,070	$43,570	$57,635
Trade accounts receivable, net	3,664	4,030	3,948	10,522
Working capital	25,222	26,713	40,310	57,090
Stockholders’ equity	27,098	28,921	43,177	67,977
* As of June 30, 2016 and December 31, 2015, includes $1.4 million of restricted investments presented separately on condensed consolidated balance sheet

As of June 30, 2016, we had $24.2 million in cash, cash equivalents, restricted cash and short-term investments, a decrease of $1.9 million as compared to December 31, 2015. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options by our employees and directors, and the exercise of warrants. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation, depreciation, and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $1.8 million for the six months ended June 30, 2016, a decrease in cash outflows of approximately $2.4 million as compared to the same period in 2015. During the six months ended June 30, 2016, net cash used in operating activities was primarily the result of our net loss of $1.5 million, a reduction in the expected amount of contingent consideration we expect to owe the former Lumewave shareholders of $318,000, and decreases in operating assets and liabilities of $244,000; partially offset by depreciation and amortization expense of $261,000 and stock-based compensation expenses of $62,000. The primary components of the $244,000 net decrease in our operating assets and liabilities were a $1.0 million decrease in accrued liabilities, a $791,000 decrease in accounts payable, and a $230,000 increase in deferred cost of goods sold; partially offset by a $1.0 million increase in deferred revenues, a $364,000 decrease in accounts receivable, and $219,000 decrease in other current assets. Accrued liabilities decreased primarily to the payment of bonuses that were accrued as of December 31, 2015. Accounts payable decreased due to the timing of receipt and payment of invoices we received from our vendors during the period. Deferred revenues and the associated deferred cost of goods sold increased in accordance with the overall activity with distributors in all regions. Accounts receivable decreased primarily as a result of the timing of shipments to and the corresponding collections from our customers in the first six months of 2016. Other current assets decreased primarily as a result of the refund of the deposit on our old headquarters building in San Jose.
During the six months ended June 30, 2015, net cash used in operating activities of $4.2 million was primarily the result of our net loss including non-controlling interest of $6.6 million and changes in operating assets and liabilities of $1.9 million, partially offset by lease termination charges of $3.3 million and depreciation and amortization expense of $1.1 million. The primary components of the $1.9 million net change in our operating assets and liabilities were a $1.4 million decrease in accounts payable, a $322,000 decrease in deferred revenues, a $285,000 increase in other current assets, and a $279,000 decrease in accrued liabilities; partially offset by a $317,000 decrease in inventories. Accounts payable decreased in part due to the remittance of Grid related receivables we collected and held at December 31, 2014 on behalf of S&T, and to a lesser extent the timing of receipt and payment of certain large invoices. Deferred revenues decreased in accordance with the overall activity with distributors in all regions. Other current assets increased primarily due to deposits we paid for the short-term lease on our headquarters facility. Accrued liabilities decreased primarily due to the payment of accrued restructuring charges. Inventories decreased marginally due to the timing of the purchase and sale of inventory during the quarter.
Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions and divestitures. Net cash provided by investing activities was $4.9 million for the six months ended June 30, 2016, a decrease in cash inflows of $3.9 million from the same period in 2015. During the six months ended June 30, 2016, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $13.0 million, partially offset by purchases of available-for-sale short-term investments of $8.0 million, and capital expenditures of $67,000.
During the six months ended June 30, 2015, net cash provided by investing activities of $8.8 million was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $12.9 million, partially offset by purchases of available-for-sale short-term investments of $4.0 million.
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $32,000 for the six months ended June 30, 2016, a decrease in cash outflows of $11.0 million as compared to the same period in 2015. During the six months ended June 30, 2016, net cash used in financing activities was primarily the result of $32,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
During the six months ended June 30, 2015, net cash used in financing activities of $11.0 million was primarily the result of $10.9 million in principal payments on our building lease financing obligations, which included the $10.0 million lease termination fee for our corporate headquarter facility, and $129,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
As noted above, our cash and investments totaled $24.2 million as of June 30, 2016. Of this amount, approximately 5% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.

We maintain an operating credit line of $1.0 million with our primary bank for company credit card purchases, as well as a standby letter of credit for $113,000. These lines of credit continue to be secured by a collateral of the first priority on $1.4 million of our investments (presented as restricted investments in the Condensed Consolidated Balance Sheets). No amounts ever been drawn against the standby letters of credit issued by the bank. In July 2016, the standby letter of credit was cancelled, which will reduce the requirement for cash collateral accordingly.

On August 15, 2014, we purchased 100% of the outstanding shares of Lumewave, Inc. (“Lumewave”). The acquisition was aimed at expanding our outdoor lighting business. The purchase price consisted of $1.8 million in cash paid at closing and $715,000 in shares of our common stock distributed at closing. Additionally, if certain gross profit targets of the Lumewave business are achieved during the period from August 16, 2014 through August 15, 2016, an additional $1.3 million in consideration, payable in a combination of cash and shares of our common stock, will be payable to the selling shareholders of Lumewave.
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
For the three months ended June 30, 2016 and 2015, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $0 and $998,000, respectively. For the six months ended June 30, 2016 and 2015, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.3 million and $1.8 million, respectively. As of June 30, 2016 and December 31, 2015, $0 and $827,000, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
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
There can be no guarantee that the IIoT market in general, and the lighting market segment in particular, will develop as expected, or that we will be successful in pursuing these market opportunities.

We have devoted and will continue to devote significant effort and resources to leverage our technology and develop and launch our platform to customers within the IIoT market, however historically the market has not developed as quickly as anticipated, and to date our efforts to capitalize on these opportunities has not produced the results we had targeted. Our efforts to capitalize on these opportunities may not be successful in the near term, or at all. Furthermore, for the last several years, revenues from our legacy business automation products have been declining, and we anticipate that this trend will continue for the foreseeable future.

We have decided to focus predominantly on lighting controls within the IIoT as our targeted market, which is a new market segment for us, and subject to new risks and uncertainties.

In recent years, we have invested substantial resources in the development and commercialization of control networking solutions for the lighting market. However, this is a new market segment for us, and we may not recognize a meaningful amount of revenues from these efforts in the near future, or at all. Our efforts to gain market acceptance for our lighting control products and solutions are subject to considerable risk and uncertainty, including:

•
the risk of competition and emerging technologies (see “If we do not develop and maintain adequate distribution channels, our revenues will be harmed” for additional information on the risks associated with competing for market share);

•
the risk that we will not be able to develop adequate sales channels for these new products and services (see “Our IIoT revenues may not meet expectations, which could cause volatility in the price of our stock” for additional information on the risks associated with establishing new sales channels);

•	the risk that we misjudge the market and fail to develop solutions that meet the requirements of our existing or potential customers;

•	the risk that our solutions will suffer security breaches or unintended releases of private data;

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

Sales to Enel accounted for 12.7%, 7.7% and 16.1%  of our revenues during the fiscal years ended December 31,  2015, 2014 and 2013, respectively.  Historically, we had visibility with respect to future sales to Enel for a given fiscal year due to a contract arrangement that has not been renewed beyond March 31, 2016.  Further purchases from Enel, if any, will now occur on an order-by-order basis, which makes it difficult to predict the amount and timing of our revenues attributable to these sales.  We do not currently expect additional shipments to Enel in 2016.  This decrease in business from Enel or loss of Enel as a customer could cause a significant decline in our revenues. If we are unable to offset this decrease through increased sales of our control networking solutions for the outdoor lighting market, our results of operations and financial condition will be harmed.

We have changed our business model significantly in recent years, which makes it difficult to evaluate our prospects and forecast our future operating results.
Although we commenced our business in 1988, we have made significant changes to our business model in recent years. Historically, we derived all of our revenues from our business automation and Grid businesses. However, in 2014, we sold our Grid business, and we expect revenues from our legacy business automation products and services to continue to decline over time, particularly in light of the anticipated reduction in shipments to Enel. In recent years, we have shifted our focus to networking solutions for the outdoor lighting market. Unlike our legacy business automation products, which are typically sold to OEMs for incorporation into their products, which are then sold to their commercial and industrial customers, our lighting solutions products are more project based, being sold through energy services companies and distributors to municipalities, enterprise and educational campuses, retailers, and other end users. In addition, our outdoor lighting solutions typically generate lower overall gross margins than do our legacy building automation products.
As we have a limited operating history with our lighting solutions, our ability to forecast our future operating results and effectively assess our future prospects is subject to a number of uncertainties that may impact our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenues could decline for a number of reasons, including the failure to offset the expected decline in revenues from our business automation products by an increase in sales of our lighting solutions, changes in our pricing structure, increased competition in the IIoT market generally or in the lighting market in particular, or our failure, for any reason, to capitalize on growth opportunities. We have encountered and will continue to encounter risks and uncertainties frequently experienced by companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
Our IIoT revenues and expected costs may not meet expectations, which could cause volatility in the price of our stock.
As we attempt to grow our IIoT business, we will commit significant resources developing new products in emerging markets. In addition, our IIoT business operates in nascent markets, such as outdoor lighting and controls, in which we have yet to build a reliable customer base. As a result, sales of our products are unpredictable and yet to be proven, and sales and marketing costs related to our products may be significant. These factors could have a negative impact on our revenues and make it difficult to project our financial results, which could cause declines and volatility in our stock price. Additionally, because we are operating in an emerging market, risks that we are not currently able to identify are likely to materialize and could negatively impact our operations and financial condition.
Emerging markets are particularly dynamic and highly competitive, and we may lose sales to our competitors, which would harm our revenues and results of operations.
Competition in the IIoT market is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, industry consolidations, effective management of distribution channels, rapid changes in customer or regulatory requirements, and localized market requirements. In each of our existing and new target markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. The future of our IIoT business depends significantly on our ability to react to changing customer needs by enhancing our existing products and developing new products. There can be no guarantee, however, that new products and product enhancements will be accepted by businesses and consumers. If we make investments in technologies that do not gain market acceptance, our business may not grow as anticipated. In addition, future product offerings by our competitors can render our products obsolete. Any failure to evolve with emerging technologies and our competitors could cause a loss of market share and result in declining revenues.

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
Competitors for our IIoT products include some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. Key company competitors include companies such as Cree Inc., Digi International, General Electric, LED Roadway Lighting, Maxim Integrated Products, Philips, Siemens, Silver Spring Networks, STMicroelectronics, Texas Instruments, and Tridium. Key industry standard and trade group competitors include BACnet, DALI, DeviceNet, HART, Konnex, Profibus, ZigBee, and the ZWave Alliance in the IIoT market. Each of these standards and/or alliances is backed by one or more competitors. For example, the ZigBee alliance includes over 300 member companies with promoter members, such as Ember, Emerson, Freescale, Kroger, Landis+Gyr (a subsidiary of Toshiba), Philips, Reliant Energy, Schneider Electric, STMicroelectronics, Tendril, and Texas Instruments. Additionally, because we are operating in an emerging market, it is likely that additional competitors could surface and rapidly gain market share.
Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, and broader product offerings, all of which may impact the willingness of customers and potential customers to do business with us. If we are unable to compete effectively in any of the markets we serve, our revenues, results of operations, and financial position would be harmed.

The sales cycle for our products is often lengthy and unpredictable.
The sales cycle between initial customer contact and execution of a contract or license agreement with a customer or purchaser of our products, can vary widely. Initially, we must educate our customers about the potential applications of and cost savings associated with our products.
If we are successful in this effort for our building automation products, OEMs will typically conduct extensive and lengthy product evaluations before making a decision to design our products into their offerings. Once the OEM decides to incorporate our products, volume purchases of our products are generally delayed until the OEM’s product development, system integration, and product introduction periods have been completed. In addition, changes in our customers’ budgets, or the priority they assign to control network development, could also affect the sales cycle.
For our outdoor lighting controls products, the sales cycle can also be extended. As a nascent market, many of our sales channel partners, as well as end use customers, are not aware of the benefits our controls technology can bring to their lighting systems. This requires extensive educational efforts on our part, which, if successful, can lead to one or more projects that deploy our lighting control solution. For larger projects, this typically commences with a trial deployment of relatively low value to us. If the trial is successful, the end use customer may commence a full scale deployment that could take months or years to complete.
In addition, potential customers for our products, both building automation and outdoor lighting controls, include local, state and federal government authorities. For several reasons, sales to government authorities can be extended and unpredictable. Government authorities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending, and their spending is likely to be adversely impacted by continuation of challenging economic conditions. In addition, in many instances, sales to government authorities may require field trials and may be delayed by the time it takes for government officials to evaluate multiple competing bids, negotiate terms, and award contracts. We further face the risk of cancellation during development and production due to regulatory, government and geopolitical changes, and delays in installing, operating, and evaluating the results of any field trials before full implementation of our products.
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
We have invested and intend to continue to invest significant resources in the development and sales of products in the emerging IIoT market, particularly in the outdoor lighting market segment. If we are unable to receive orders for, ship, and recognize revenue for our products in a timely manner, and in the quantities and at prices in line with our targets, our financial results will be harmed. Our long-term financial goals include expectations for a return on these investments, but we may or may not ever realize any return whatsoever on this investment of resources.
Our market share in our existing building automation business has declined due to increased competition, reduced levels of investment in our LONWORKS product line, and pricing pressures faced around the world. Moreover, recent revenues generated from our building automation business have failed to meet our expectations. We expect this trend to continue for the foreseeable future, which could cause our operating results to suffer to the extent we are not able to generate offsetting revenues and gross profit through the sale of our control networking solutions for the outdoor lighting market. If this market share loss were to accelerate, our ability to continue funding our entry into the outdoor lighting segment could be harmed.

In order to achieve our financial targets, we must meet the following objectives:

•	Achieve acceptance of our products in the IIoT market, particularly the outdoor lighting market, in order to increase our revenues;

•	Manage our operating expenses to a reasonable percentage of revenues; and

•	Manage our cash resources prudently.

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

Our current stock price and corresponding market valuation could give rise to stockholder activism or hostile takeover attempts, which could be harmful to our business.

Because the current trading price of our common stock and aggregate market capitalization are low, there is a risk that we could face stockholder activism or hostile takeover attempts, which could divert management’s attention from its strategic plan to build stockholder value through the expansion of our lighting solutions business. If the IIoT market in general, and the outdoor lighting market segment in particular, do not materialize as anticipated, if our control networking solutions and other product offerings are not accepted and utilized, or if we are subject to a hostile takeover at a depressed valuation, we will have devoted a significant amount of time and resources without any return on our investment. This could cause us to suffer significant financial losses and could also have a negative impact on our reputation and results of operations, any of which would likely cause our stock price to decline.
In our legacy business automation business, we may be unable to promote and expand acceptance of our open, interoperable control systems over competing protocols, standards, or technologies.
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
The ability of our IIoT products to interoperate with multiple standards is important to our success. Our technologies, protocols, or standards may not be successful or we may decide not to invest our resources at the levels required in order to compete with new or enhanced products or standards introduced by our IIoT product line competitors, which would have a material adverse effect on our revenues, results of operations, and financial condition.

Because we depend on a limited number of key suppliers and, in certain cases, a sole supplier, the failure of any key supplier to produce timely and compliant products could result in a failure to ship products, or could subject us to higher prices, which would harm our results of operations and financial position.

Our future success will depend significantly on our ability to timely manufacture our products cost effectively, in sufficient volumes, and in accordance with quality standards. For most of our products requiring assembly, we rely on a limited number of contract electronic manufacturers (CEMs), principally Bel-Fuse. These CEMs procure material and assemble, test, and inspect the final products to our specifications. This strategy involves certain risks, including reduced control over quality, costs, delivery schedules, availability of materials, components, finished products, and manufacturing yields. For example, an extended delay in the supply of a key component could disrupt the manufacturing of our products. Any such interruption in the supply of key components could therefore have a material adverse effect on our customer relationships and revenues. As a result of these and other risks, our CEMs could demand price increases for manufacturing our products. The Bel-Fuse factories, where our products are manufactured, are located in China. The Chinese government maintains programs, whereby labor rates for the manufacture of our products will increase over time. In addition, our agreements with our CEMs make us responsible for components and subassemblies purchased by the CEMs when based on our forecasts or purchase orders. Accordingly, we will be at risk for any excess and obsolete inventory purchased by our CEMs. Lastly, CEMs can experience turnover, instability, and lapses in manufacturing or component quality, exposing us to additional risks as well as missed commitments to our customers.
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
The growth of our business depends on the continued development of the Internet, particularly the technology and products required to connect every day devices to the Internet, expanding and enabling the IIoT market opportunities. Any global or domestic economic slowdown or general economic uncertainty may impact spending on the Internet and its infrastructure, which may have a material adverse effect on our revenues. While the operation of many of our IIoT products relies on functional Internet communications, we do not control the future performance of Internet communications. As a result, it is difficult to quantify the impact of any future security or performance problems associated with the Internet on our products and revenues.
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

We have designed our IIoT products, including our outdoor lighting solutions products, to interoperate with other third party products and systems.  Although we attempt to safeguard our products and solutions from cybersecurity threats, the potential for cyber security attacks continues to evolve in scope and frequency.

Advances in and expanding availability of technical tools to enable cybersecurity attacks, and increasing sophistication of the threats, deepen the risk of potential security failures.  This risk expands as new protocols and devices are implemented into our products and systems, and as customer requirements evolve.  Should our products, or the combination of our products into third party systems, fail to prevent or be unable to withstand any such threats or cyber-attacks, or if our partners or customers fail to safeguard the technologies, products or the systems with adequate security policies or otherwise, our business and reputation may be harmed.

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

Information Technology system security failures, cyber-attacks, and other technological breaches could cause harms to our business.

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
Limitations on our capacity or ability to grant stock options, restricted stock units and other equity awards may impact our ability to attract and retain qualified employees and may also require us to use more cash in our employee compensation packages.
As of July 31, 2016, we had 491,708 shares of our common stock available for future equity grants under our 1997 Stock Plan, and 175,000 shares of our common stock available to grant, to prospective employees only, under our 2016 Inducement Equity Incentive Plan. To increase the available share reserve, we will be required to seek and obtain the approval of our stockholders. If our stockholders do not approve an increase in the number of shares available for future equity grants, our ability to offer stock options, restricted stock units and other equity awards to existing and prospective employees will be limited. This may in turn impair our ability to recruit and retain employees. It may also require us to place greater reliance on cash compensation, which may not be as attractive to existing and prospective employees. Increased use of cash for employee compensation will also reduce the amount of cash available to us for other uses. Each of these consequences could have negative effects on our business and financial results.

If we are unable to obtain additional funds when needed, our business could suffer.

For the last several years, our combined cash, cash equivalent, and short-term investment balance has declined. As we continue to implement our long-term strategic focus on the IIoT business, including the outdoor lighting controls market, this trend may continue.
As our cash balances decline, customers or potential customers may become less interested in doing business with us, or we may not satisfy the financial criteria they have established for their suppliers. In addition, from time to time we may also decide to use a portion of our cash balances to settle alleged warranty issues that may arise with our customers or¸ as noted under the heading "Legal Proceedings," in connection with litigation. We may do so even if we do not believe we have liability to our customers or in connection with such litigation, in order to limit our risk, reduce outlays to third party providers, and for administrative convenience. In the future, to the extent that our revenues grow or as we may determine necessary to maintain adequate supply levels, we may experience higher levels of inventory and accounts receivable, which will also use our cash balances. In addition, to the extent we plan to make alternate uses of our facilities, we may incur additional cash expenditures. We may also use our cash reserves to strategically acquire or invest in other companies, products, or technologies that are complementary to our business. Lastly, our combined cash, cash equivalents, and short-term investment balances could be negatively affected by the various risks and uncertainties that we face, especially in light of our focus on the nascent and emerging IIoT things market, and any changes in our planned cash outlay could negatively affect our existing cash reserves.

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
Standards bodies, which are formal and informal associations that attempt to set voluntary, non-governmental product standards, are influential in many of our target markets. We participate in many voluntary and/or industry standards organizations around the world in order to help prevent the adoption of exclusionary standards as well as to promote standards for our products. However, we do not have the resources to participate in all standards processes that may affect our markets, and our efforts to influence the direction of those standards bodies in which we do participate may not be successful. Many of our competitors have significantly more resources focused on standards activities and may influence those standards in a way that would be disadvantageous to our products and thereby make it difficult for us to achieve our business and financial objectives.
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
We manufacture and sell products incorporating electronic components that may contain materials that are subject to government regulation in the locations in which our products are manufactured and assembled, as well as the locations where we sell our products. Since we operate on a global basis, maintaining compliance with regulations concerning the materials used in our products is a complex process that requires continual monitoring of regulations and ongoing compliance procedures. For example, in 2012 the European Union issued recast regulations regarding the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment ("RoHS"), and in 2014, the SEC rules requiring companies to publicly disclose their use of "conflict minerals" that originated in the Democratic Republic of the Congo (DRC) or an adjoining country also become effective. The adoption of any unanticipated new regulations that significantly impact the various components we use or require that we use more expensive components would have a material adverse impact on our business, financial condition and results of operations.

Our reliance on third-party manufacturers exposes us to the risk that conflict minerals that are contained in our products have originated in the DRC or an adjoining country. We have incurred and expect to incur additional costs to comply with the disclosure requirements. Moreover, the implementation of these requirements could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products to the extent that there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to not purchase our products, which could impact our sales.
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
Even if we determine that an alleged error or failure in our products does not exist, we may incur significant expense and shipments and revenues may be delayed while we analyze the alleged error or failure. If errors or failures are found in our products, we may not be able to successfully correct them in a timely manner, or at all, and our reputation may suffer. Such errors or failures could delay our product shipments and divert our engineering resources while we attempt to correct them. In addition, we could decide to extend the warranty period, or incur other costs outside of our normal warranty coverage, to help address any known errors or failures in our products and mitigate the impact on our customers. For example, we could decide to replace defective products at a cost that is significantly higher than the value of the original products. This could delay our revenues and increase our expenses.
To address these issues, the agreements we maintain with our customers may contain provisions intended to limit our exposure to potential errors and omissions claims as well as any liabilities arising from them. However, our customer contracts may not effectively protect us against the liabilities and expenses associated with errors or failures attributable to our products.
Defects in our products may also cause us to be liable for losses in the event of property damage, harm or death to persons, claims against our directors or officers, and the like. For example, our outdoor lighting control products operate in a variety of settings under diverse conditions that may present the risk of product failure, which could subject us to liability. For instance, a failure of our automated smart lighting product used by a customer to enhance security could subject us to liability in the event of unlawful activity by third parties. Moreover, our IIoT products may present risks beyond our control such as operational misuse that could ultimately subject us to liability. Such liabilities could harm our reputation, expose our company to liability, and adversely affect our operating results and financial position.

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
We have operations located in seven countries and our products are sold in many more countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 68.1%, 72.4% and 74.3%, of our total revenues for the years ended December 31, 2015, 2014, and 2013, respectively. We expect that international sales will continue to constitute a significant portion of our total net revenues. Given our high dependency on sales of our products into Europe, the ongoing financial crisis in that region, which may be adversely impacted by the recent "Brexit" vote in the United Kingdom, could adversely affect our financial results.
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

•
any future impairment charges related to our intangible assets that are required to be recorded under generally accepted accounting principles in the United States may negatively affect our earnings and financial condition.

Any of the above factors could, individually or in the aggregate, have a material adverse effect on our results of operations and our financial condition, which could cause our stock price to decline.
We may be unable to anticipate or fail to adequately mitigate against increasingly sophisticated methods to engage in illegal or fraudulent activities against us.

Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. If such efforts against us were to be successful, it could have a material adverse effect on our results of operations and financial condition.
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
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at June 30, 2016 and December 31, 2015, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at June 30, 2016, and December 31, 2015, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	363	$5.45	—	—
May 1 - May 31	108	$4.83	—	—
June 1 - June 30	6,525	$4.81	—	—
Total	6,996	$4.84	—	—

(1)	Shares purchased represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Document

3.1 (1)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.1 (1)	Tax Benefit Preservation Plan, dated as of April 22, 2016, by and between Echelon Corporation and Computershare Inc., as rights agent.
10.1 * (2)	Echelon Corporation's 2016 Inducement Equity Incentive Plan, as adopted effective April 20, 2016.
31.1 #	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 **
Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 22, 2016, filed on April 26, 2016

(2)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on April 21, 2016

*	Indicates a management contract or compensatory plan or arrangement

#	Filed herewith

**
The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Echelon Corporation under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION
Date:	August 9, 2016	By:	/s/ C. Michael Marszewski
C. Michael Marszewski Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1 (1)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.1 (1)	Tax Benefit Preservation Plan, dated as of April 22, 2016, by and between Echelon Corporation and Computershare Inc., as rights agent.
10.1 * (2)	Echelon Corporation's 2016 Inducement Equity Incentive Plan, as adopted effective April 20, 2016.
31.1 #	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 **
Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 22, 2016, filed on April 26, 2016

(2)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on April 21, 2016

*	Indicates a management contract or compensatory plan or arrangement

#	Filed herewith

**
The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Echelon Corporation under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.