Form 10-Q
period 2016-09-30
ECHELON CORP
filed 2016-11-09
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________
FORM 10‑Q
______________
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes ☐ No ☒
As of October 31, 2016, 4,431,707 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10‑Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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
ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,487	$7,691
Restricted investments	1,250	1,401
Short-term investments	11,990	16,978
Accounts receivable, net [1]	3,709	4,030
Inventories	2,609	2,893
Deferred cost of revenues	1,142	1,122
Other current assets	674	1,109
Total current assets	31,861	35,224

Property and equipment, net	475	595
Intangible assets, net	1,115	1,183
Other long‑term assets	1,011	1,044
Total assets	$34,462	$38,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,137	$2,267
Accrued liabilities	1,827	2,885
Deferred revenues	3,733	3,359
Total current liabilities	7,697	8,511

LONG-TERM LIABILITIES:
Other long-term liabilities	730	614
Total long-term liabilities	730	614

STOCKHOLDERS’ EQUITY:
Common stock	48	47
Additional paid-in capital	356,952	356,746
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive loss	(1,861)	(1,594)
Accumulated deficit	(301,228)	(298,402)
Total Echelon Corporation stockholders’ equity	25,781	28,667
Noncontrolling interest in discontinued operations of subsidiary	254	254
Total stockholders’ equity	26,035	28,921
Total liabilities and stockholders’ equity	$34,462	$38,046
1 Includes related party receivable of $0 and $827 as of September 30, 2016 and December 31, 2015, respectively.
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues (2)	$8,179	$9,983	$24,887	$29,214
Cost of revenues (1)	3,701	4,370	10,892	12,435
Gross profit	4,478	5,613	13,995	16,779
Operating expenses:
Product development (1)	2,034	2,454	6,160	7,406
Sales and marketing (1)	1,574	1,848	4,512	6,230
General and administrative (1)	2,092	2,547	6,310	7,555
Lease termination charges	—	—	—	3,337
Total operating expenses	5,700	6,849	16,982	24,528
Loss from operations	(1,222)	(1,236)	(2,987)	(7,749)
Interest and other income (expense), net	(57)	184	241	564
Interest expense on lease financing obligations	—	(5)	—	(385)
Loss before provision for income taxes	(1,279)	(1,057)	(2,746)	(7,570)
Income tax expense (benefit)	23	(10)	80	64

Net loss	$(1,302)	$(1,047)	$(2,826)	$(7,634)

Basic and diluted net loss per share	$(0.29)	$(0.24)	$(0.64)	$(1.73)

Shares used in computing net loss per share:
Basic	4,431	4,413	4,423	4,407
Diluted	4,431	4,413	4,423	4,407

(1)	See Note 4 for summary of amounts included representing stock-based compensation expense.

(2)
Includes related party amounts of $0 and $1,680 for the three months ended September 30, 2016 and 2015, respectively; and related party amounts of $1,312 and $3,465 for the nine months ended September 30, 2016 and 2015, respectfully. See Note 5 and Note 12 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net loss	$(1,302)	$(1,047)	$(2,826)	$(7,634)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	58	(177)	(281)	(812)
Unrealized holding gain on available-for-sale securities	1	1	14	15
Total other comprehensive income (loss)	59	(176)	(267)	(797)
Comprehensive loss	$(1,243)	$(1,223)	$(3,093)	$(8,431)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(2,826)	$(7,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	377	1,413
Reduction in allowance for doubtful accounts	(1)	(17)
Lease termination charges	—	3,337
Loss on disposal of and write down of property, equipment and other	—	53
Increase in accrued investment income	(30)	(23)
Stock-based compensation	250	109
Adjustment to contingent consideration	(318)	(98)
Change in operating assets and liabilities:
Accounts receivable	322	(19)
Inventories	285	630
Deferred cost of revenues	(35)	190
Other current assets	435	(418)
Accounts payable	(130)	(1,509)
Accrued liabilities	(965)	(55)
Deferred revenues	364	6
Deferred rent	93	(154)
Net cash used in operating activities	(2,179)	(4,189)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available‑for‑sale short‑term investments	(17,972)	(7,984)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	23,155	20,852
Change in other long‑term assets	(63)	(793)
Capital expenditures	(84)	(83)
Net cash provided by investing activities	5,036	11,992

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	—	(11,147)
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(42)	(152)
Net cash used in financing activities	(42)	(11,299)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19)	(639)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,796	(4,135)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,691	13,340
End of period	$10,487	$9,205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$—	$386
Cash paid for income taxes	$128	$187
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

•
The Company’s sales are currently concentrated, as approximately 28.1% of revenues for the nine months ended September 30, 2016, were derived from one customer, Avnet Europe Comm VA ("Avnet"), the Company's primary distributor of its IIoT products in Europe and Japan. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from the Company, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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
The Company accounts for the rights of return, price protection, rebates, and other sales incentives offered to distributors of its products as a reduction in revenue. With the exception of sales to certain distributors, the Company’s customers are generally not entitled to return products for a refund. For sales to certain distributors, due to contractual rights of return and other factors that impact its ability to make a reasonable estimate of future returns and other sales incentives, revenues are not recognized until the distributor has shipped its products to the end customer.
Deferred Revenue and Deferred Cost of Revenues
Deferred revenue consists of amounts billed or payments received in advance of revenue recognition. Deferred cost of revenues related to deferred product revenues includes direct product costs and applied overhead. Deferred cost of revenues related to deferred service revenues includes direct labor costs and applied overhead. Once all revenue recognition criteria have been met, the deferred revenues and associated cost of revenues are recognized.
Restricted Investments
As of September 30, 2016, restricted investments consist of balances maintained by the Company with an investment advisor in money market funds and permitted treasury bills. These balances represent collateral for a $1.0 million operating line of credit issued to the Company by its primary bank for credit card purchases. Because the Company’s agreement with the lender prevents the Company from withdrawing these funds, they are considered restricted.

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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company's only financial assets and liabilities required to be measured at fair value on a recurring basis at September 30, 2016, are its fixed income available-for-sale securities. See Note 2 of these Notes to Condensed Consolidated Financial Statements for a summary of the input levels used in determining the fair value of these assets and liabilities as of September 30, 2016.

Long-Lived Assets

We perform periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment and long-lived intangible assets might not be fully recoverable. If facts and circumstances indicate that the carrying amount of these assets might not be fully recoverable, we compare projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. Evaluation of impairment of property, plant and equipment and long-lived intangible assets requires estimates in the forecast of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our property, plant and equipment and long-lived intangible assets could differ from our estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, and measured its liability related to contingent consideration due to Lumewave shareholders, at fair value. The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs at September 30, 2016 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$4,496	$4,496	$—	$—
U.S. government securities(2)	13,240	—	13,240	—
Total	$17,736	$4,496	$13,240	$—
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

The contingent consideration payable to Lumewave's shareholders, which the Company recognized upon its purchase of Lumewave in August 2014 and is included in accrued liabilities in the Company's condensed consolidated balance sheets as of December 31, 2015, was classified within Level 3 because significant assumptions, including revenue levels and gross profit achievement for this obligation, are not observable in the market. The table below includes a rollforward of the balance sheet amounts for financial instruments classified by the Company within Level 3 of the valuation hierarchy for the three months ended March 31, 2016 (in thousands):

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
As of September 30, 2016, the Company’s available-for-sale securities had contractual maturities from four to six months and an average remaining term to maturity of three months. As of September 30, 2016, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$11,988	$11,990	$2	$—
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
3. Earnings Per Share:
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss (Numerator):
Net loss, basic and diluted	$(1,302)	$(1,047)	$(2,826)	$(7,634)
Shares (Denominator):
Weighted average common shares outstanding	4,431	4,413	4,423	4,407
Shares used in basic computation	4,431	4,413	4,423	4,407
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—	—
Shares used in diluted computation	4,431	4,413	4,423	4,407
Net loss per share:
Basic and diluted net loss per share	$(0.29)	$(0.24)	$(0.64)	$(1.73)

The computation of diluted net loss per share does not include stock options, performance shares, and contingently issuable shares of 809,518 and 369,826 for the three and nine months ended September 30, 2016 and 2015, respectively, because the effect of their inclusion would be anti-dilutive based on their respective exercise prices.
4. Stockholders’ Equity and Employee Stock Option Plans:
On October 4, 2016, the Company's stockholders approved the 2016 Equity Incentive Plan (the "2016 Stock Plan). The 2016 Stock Plan permits the Company to issue the same types of equity compensation awards to employees and consultants as those permitted under the Company's 1997 Stock Plan, which terminated as of October 4, 2016. The initial share reserve of the 2016 Stock Plan was 500,000 shares.
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
On April 22, 2016, the Company announced that its Board of Directors (the “Board”) had adopted a Tax Benefit Preservation Plan (the “Tax Plan”) pursuant to which the Board authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock of the Company to stockholders of record as of the close of business on May 6, 2016. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.01 per share, exercisable, except in certain circumstances, in the event that a person or group of affiliated or associated persons obtain beneficial ownership of 4.99% or more of the outstanding shares of the Company's common stock. The complete terms of the Rights are set forth in the Tax Plan, dated as of April 22, 2016, between the Company and Computershare Inc., as rights agent, and filed with the Securities and Exchange Commission on April 26, 2016. By adopting the Plan, the Board is helping to preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, the “Tax Benefits”), which could be lost in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The Plan reduces the likelihood that changes in the Company’s investor base will have the unintended effect of limiting the Company’s use of its Tax Benefits. The Board has established procedures to consider requests to exempt certain acquisitions of the Company’s securities from the Plan if the Board determines that it is in the best interests of the Company. Until they become exercisable, the Rights are inseparable from and trade with the Company's shares of common stock. The Rights have a de minimus fair value. The Tax Plan expires April 25, 2017.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Cost of revenues	$7	$(34)	$(39)	$(102)
Product development	74	94	62	229
Sales and marketing	53	(19)	(68)	(109)
General and administrative	54	115	295	91
Total	$188	$156	$250	$109

The negative expense amounts reflected in the three and nine months ended September 30, 2016 and 2015, are primarily due to the reversal of previously recognized expense resulting from the forfeiture of equity awards for certain employees whose employment terminated during the respective periods.

Stock Award Activity

There were no options exercised during the three and nine months ended September 30, 2016 and 2015.

The total fair value of RSUs vested and released during the three and nine months ended September 30, 2016 was $21,000 and $117,000, respectively. The total fair value of RSUs vested and released during the three and nine months ended September 30, 2015 was approximately $58,000 and $374,000, respectively. The fair value is calculated by multiplying the fair market value of the Company’s common stock on the vesting date by the number of shares of common stock issued upon vesting.
5.    Significant Customers:

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and nine months ended September 30, 2016 and 2015, the Company had two customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributors of its IIoT products in Europe and Japan, and Enel Distribuzione Spa ("Enel"), an Italian utility company. For the three and nine months ended September 30, 2016 and 2015, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Avnet	27.5%	21.1%	28.1%	25.5%
Enel	—%	16.8%	5.3%	11.9%
Total	27.5%	37.9%	33.4%	37.4%

6. Commitments and Contingencies:

Legal Actions
From time to time, in the ordinary course of business, the Company may be subject to certain legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, or other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of September 30, 2016, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
Line of Credit
As of September 30, 2016, the Company maintained an operating credit line of $1.0 million with its primary bank for company credit card purchases. This line of credit is secured by a collateral of the first priority on $1.3 million of the Company's investments (presented as restricted investments in the condensed consolidated balance sheets). The restricted investments are classified as current assets due to the contractual duration of the underlying credit agreement.
7. Accumulated Other Comprehensive Income (Loss), Net of Tax:

	Foreign currency translation adjustment (Amount in thousands)	Unrealized gain (loss) on available-for-sale securities (Amount in thousands)	Accumulated Other Comprehensive Income (Loss) (Amount in thousands)
Beginning balance at December 31, 2015	$(1,582)	$(12)	$(1,594)
Change during January - September 2016	(281)	14	(267)
Balance at September 30, 2016	$(1,863)	$2	$(1,861)

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
8.     Inventories:

Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015

Purchased materials	$171	$164
Finished goods	2,438	2,729
	$2,609	$2,893

9. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015

Accrued payroll and related costs	$1,283	$2,119
Warranty reserve	116	120
Contingent consideration	—	318
Other accrued liabilities	428	328
	$1,827	$2,885
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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived and other assets include property and equipment, acquired intangible assets, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2016 and December 31, 2015, long-lived assets of approximately $2.3 million and $2.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the condensed consolidated financial statements.

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations, value-added resellers, and local distributors, primarily in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Americas	$2,828	$3,038	$8,537	$9,359
EMEA	3,451	5,006	11,312	13,889
APJ	1,900	1,939	5,038	5,966
Total	$8,179	$9,983	$24,887	$29,214

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.
11. Income Taxes:
The provision for (benefit from) income taxes for the three months ended September 30, 2016 and 2015 was $23,000 and $(10,000), respectively. The provision for income taxes for the nine months ended September 30, 2016 and 2015 was $80,000 and $64,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
As of September 30, 2016 and December 31, 2015, the Company had gross unrecognized tax benefits of approximately $9.3 million and $9.1 million, respectively, of which $413,000 and $409,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2016 and December 31, 2015, the Company had

accrued $62,000 and $74,000, respectively, for interest and penalties. The $12,000 reduction in interest and penalties on gross unrecognized tax benefits during the nine months ended September 30, 2016 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.
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
For the three months ended September 30, 2016 and 2015, the Company recognized revenue from products sold to Enel and its designated manufacturers of approximately $0 and $1.7 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company recognized revenue from products sold to Enel and its designated manufacturers of approximately $1.3 million and $3.5 million, respectively.
As of September 30, 2016 and December 31, 2015, $0 and $827,000, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
13. Joint Venture:
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture's intended focus was on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51.0% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s condensed consolidated financial statements as of September 30, 2016 and 2015, and for the nine months then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the non-controlling interest in subsidiary on the condensed consolidated balance sheet as of September 30, 2016. Net loss attributable to the non-controlling interest in Echelon-Holley was $0 and $0 during the three and nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, Echelon and Holley Metering had contributed in cash a total of approximately $4.0 million in Share Capital, as defined in the joint venture agreement, to Echelon-Holley in proportion to their respective ownership interests.
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
During the quarter ended September 30, 2015, the Company concluded that it would no longer pursue a sale, but would instead work with Holley Metering to shut the joint venture down. The remaining net assets of the joint venture were immaterial as of September 30, 2015. As of September 30, 2016, the Company is continuing to work with Holley Metering to complete the shut-down.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” “goal,” “continues,” “may,” "target"," and similar expressions. Forward-looking statements include statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances. In particular, these statements include statements such as: our plan to focus our product development spend in our foundational technology to broaden the applicability of our control networking platform into new markets; our predictions about the smart energy market, increased pricing pressures and worldwide macro-economic conditions; our projections of IIoT revenues; our expectations on shipments to Enel and revenues from Enel; our expectation that we will achieve a return on our investment of resources into our products; estimates of our future gross margins and factors affecting our gross margins; statements regarding reinvesting a portion of our earnings from foreign operations; plans to use our cash reserves to strategically acquire other companies, products, or technologies; our projections of our combined cash, cash equivalent and short term investment balance; the sufficiency of our cash reserves to meet cash requirements; our expectations that our IIoT revenues will not fluctuate significantly from foreign currency sales; estimates of our interest income and expense; our belief that we have adequately provided for legal contingencies; and our belief that we have made adequate provisions for tax exposure and legal matters. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Factors That May Affect Future Results of Operations” section. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to review or update publicly any forward-looking statements for any reason, except as required by law.

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

We offer two product lines, the first of which is comprised of chips, modules, gateways, and design and management software that enables Original Equipment Manufacturers ("OEMs") to quickly design and bring to market interoperable smart systems for their commercial and industrial customers. These products are generally marketed under the LONWORKS and IzoT brand names. We refer to revenues from these products as "embedded systems" revenues (previously called "building automation").

Our second product line is a range of control networking solutions designed specifically for the lighting market within the IIoT. As this market continues its transition to solid state lighting, or LEDs, we have focused our initial offerings on outdoor lighting control solutions, as we believe that the incremental energy savings, maintenance benefits, and safety improvements resulting from the implementation of controls offers a compelling return on investment. In addition, due to the abundance of lighting fixtures in most locations, the lighting control system can host a variety of "smart" applications that can further improve safety and comfort on roadways, in parking lots and garages, on campuses, in tunnels, and more. Our lighting control solutions consist of wired and wireless control nodes placed at the lighting fixtures of a wide variety of manufacturers, “smart” gateways for interconnecting the control nodes, and a software-based Central Management System, or CMS, which is used for startup, commissioning, management, and monitoring of the lighting network. These solutions are sold to end users typically through manufacturers' representatives, energy services companies, and distributors, and are generally marketed under the LumInsight and Lumewave by Echelon brand names. We refer to revenues from these products as "outdoor lighting" revenues.

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

The following tables provide an overview of key financial metrics for the three and nine months ended September 30, 2016 and 2015 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Revenues	$8,179	$9,983	$(1,804)	(18.1)%
Gross margin	54.7%	56.2%	---	(1.5) ppt
Operating expenses	$5,700	$6,849	$(1,149)	(16.8)%
Net loss	$(1,302)	$(1,047)	$(255)	24.4%
	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Revenues	$24,887	$29,214	$(4,327)	(14.8)%
Gross margin	56.2%	57.4%	---	(1.2) ppt
Operating expenses	$16,982	$24,528	$(7,546)	(30.8)%
Net loss	$(2,826)	$(7,634)	$4,808	(63.0)%
	Balance as of
	September 30, 2016	December 31, 2015	$ Change	% Change
Cash, cash equivalents, and short-term investments *	$23,727	$26,070	$(2,343)	(9.0)%
* As of September 30, 2016 and December 31, 2015, includes $1.3 million and $1.4 million, respectively, of restricted investments presented separately on condensed consolidated balance sheet

•
Revenues: Our revenues decreased by 18.1% during the third quarter of 2016 as compared to the same period in 2015, and decreased by 14.8% during the nine months ended September 30, 2016 as compared to the same period in 2015. The decrease in revenues between the two quarterly and nine month periods was mainly due to reductions in sales of our products in all the regions we serve, as well as a decrease in sales of components sold to Enel. For further analysis please see the topic Revenues in the Results of Operations discussion later in this section.

•
Gross margin: Our gross margins decreased by 1.5 percentage points during the third quarter of 2016 as compared to the same period in 2015, and decreased by 1.2 percentage points during the nine months ended September 30, 2016 as compared to the same period in 2015. These fluctuations were primarily due to a change in the mix of products sold, lower overall revenue levels, and certain one-time costs we incurred in the third quarter of 2016. For further analysis please see the topic Gross Profit and Gross Margin in the Results of Operations discussion later in this section.

•
Operating expenses: Our operating expenses decreased by 16.8% and 30.8% during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The decrease was primarily due to the lower compensation costs, reduced facilities costs, reduced outside service costs, and a $318,000 reduction in the accrual for contingent consideration we expect to owe the former Lumewave shareholders. During the quarter ended March 31, 2016, based on reduced sales and gross profit forecasts, we concluded that it was improbable that we would owe the former Lumewave shareholders any contingent consideration. As a result, we reduced this accrual by the remaining balance of $318,000, which was recorded as a reduction to our general and administrative expenses. Also contributing to the year over year decline is the fact that, as noted above, during the quarter ended June 30, 2015, we took a one-time $3.3 million charge associated with the termination of the leases for former our corporate headquarters facility in San Jose, California. For further analysis please see the topic Operating Expenses in the Results of Operations discussion later in this section.

•
Net loss: We generated a net loss of $1.3 million during the third quarter of 2016 compared to $1.0 million during the same period in 2015. This modest increase in our net loss was mainly attributable to lower overall revenues and gross profits, and to a lesser extent, an increase in foreign exchange losses; but was partially offset by a reduction in operating expenses. For the nine months ended September 30, 2016, we generated a net loss of $2.8 million compared to $7.6 million for the same period in 2015. The primary drivers behind the $4.8 million reduction in our net loss between the two nine month periods was a $7.5 million reduction in operating expenses, which was partially offset by a reduction in revenues and associated gross profits.

•
Cash, cash equivalents, and short-term investments: During the first nine months of 2016, our cash, cash equivalents, and short-term investment balance decreased by 9.0%, from $26.1 million at December 31, 2015 to $23.7 million at September 30, 2016. This decrease was primarily the result of cash used in operations of $2.2 million (driven primarily by our net loss of $2.8 million).

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

During the nine months ended September 30, 2016, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
RESULTS OF OPERATIONS
The following table reflects the percentage of total revenues represented by each item in our condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.3	43.8	43.8	42.6
Gross profit	54.7	56.2	56.2	57.4
Operating expenses:
Product development	24.9	24.6	24.8	25.3
Sales and marketing	19.2	18.5	18.1	21.3
General and administrative	25.5	25.5	25.3	25.9
Lease termination charges	—	—	—	11.4
Total operating expenses	69.6	68.6	68.2	83.9
Loss from operations	(14.9)	(12.4)	(12.0)	(26.5)
Interest and other income (expense), net	(0.7)	1.8	1.0	1.9
Interest expense on lease financing obligations	—	—	—	(1.3)
Loss before provision for income taxes	(15.6)	(10.6)	(11.0)	(25.9)
Income tax expense	0.3	(0.1)	0.4	0.2
Net loss	(15.9)%	(10.5)%	(11.4)%	(26.1)%

Revenues
Total revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change

Total revenues	$8,179	$9,983	$(1,804)	(18.1)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change

Total revenues	$24,887	$29,214	$(4,327)	(14.8)%
Our revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are components we sell to Enel.
Excluding sales to Enel, a related party, which are discussed more fully below, our revenues decreased during the three and nine months ended September 30, 2016, as compared to the same periods in 2015, by $124,000 and $2.2 million, or 1% and 8%, respectively. These decreases were primarily due to decreases in sales made to customers in all the regions we serve. We have seen a loss in market share over the last several years due primarily to reduced investment in research and development and marketing, especially in our LONWORKS portfolio of products, which has caused a decrease in our embedded system revenues. In addition, continued poor economic conditions in the EMEA region during 2016 have also contributed to the year-over-year decline. Lastly, we experienced a decline in our revenues due to the departure of key members of our sales force during the first half of 2016.

The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 3.6% for the nine months ended September 30, 2016 and 3.6% for the same period in 2015. Our revenues will continue to be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during the remainder of 2016, the amount of our revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.
Enel project revenues (included in total revenues)

	Three Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change

Enel project revenues	$—	$1,680	$(1,680)	(100.0)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Enel project revenues	$1,312	$3,465	$(2,153)	(62.1)%

In October 2006, we entered into a development and supply agreement with Enel. The development and supply agreement expired in March 2016. Under the development and supply agreement, Enel purchased metering kit products from us. Enel Project revenues recognized during the three and nine months ended September 30, 2016 and 2015, are driven primarily by shipments of metering kits under the development and supply agreement.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks. We do not currently expect that there will be any additional significant shipments to Enel in 2016. As such, we expect our revenues from Enel will decrease significantly in 2016 as compared to 2015.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change

Gross Profit	$4,478	$5,613	$(1,135)	(20.2)%
Gross Margin	54.7%	56.2%	N/A	(1.5)
	Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Gross Profit	$13,995	$16,779	$(2,784)	(16.6)%
Gross Margin	56.2%	57.4%	NA	(1.2)

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
Our gross margins decreased by 1.5 percentage points and by 1.2 percentage points for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. These decreases are primarily due to a change in the mix of products sold, lower overall revenue levels, and certain one-time costs we incurred in the third quarter of 2016.

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

Operating Expenses
Product Development

	Three Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Product Development	$2,034	$2,454	$(420)	(17.1)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Product Development	$6,160	$7,406	$(1,246)	(16.8)%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses decreased by 17% during the three and nine months ended September 30, 2016 as compared to the same periods in 2015. These decreases were primarily due to reduced compensation costs resulting from lower headcount and reductions in allocated charges.
Sales and Marketing

	Three Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Sales and Marketing	$1,574	$1,848	$(274)	(14.8)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Sales and Marketing	$4,512	$6,230	$(1,718)	(27.6)%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
Our sales and marketing expenses decreased by 15% and 28% during the three and nine months ended September 30, 2016, as compared to the same periods in 2015, respectively. The primary causes of these reductions were lower overall compensation expenses due to fewer sales and marketing headcount, reductions in fees paid to third party service providers, reductions in allocated charges, and lower travel and entertainment expenses.

General and Administrative

	Three Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
General and Administrative	$2,092	$2,547	$(455)	(17.9)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
General and Administrative	$6,310	$7,555	$(1,245)	(16.5)%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses decreased by 18% and 17% during the three and nine months ended September 30, 2016, as compared to the same periods in 2015, respectively. These decreases were driven primarily by lower facilities charges and a reduction in compensation costs. In addition, as mentioned earlier, during the quarter ended March 31, 2016, we concluded that it was no longer probable that we would owe any contingent consideration to the former Lumewave shareholders at the conclusion of the two-year period ending in August 2016. As a result, we reduced this accrual by the remaining $318,000 balance, which was recorded as a reduction to our general and administrative expenses.
Lease Termination Charges

Three Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Lease Termination Charges	—	—	$—	NA
Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Lease Termination Charges	—	3,337	$(3,337)	(100.0)%

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

Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Interest and Other Income (Expense), Net	$(57)	$184	$(241)	(131.0)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Interest and Other Income (Expense), Net	$241	$564	$(323)	(57.3)%

Interest and other income (expense), net, primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other expense, net, increased by $241,000 during the three months ended September 30, 2016 as compared to the same period in 2015. Interest and other income, net, decreased by $323,000 during the nine months ended September 30, 2016 as compared to the same period in 2015. The fluctuation between the two three-month periods was primarily attributable to the fact that, during the third quarter of 2016, we recognized approximately $74,000 of foreign currency translation losses, whereas in the third quarter of 2015, we recognized foreign currency translation gains of approximately $170,000. Similarly, the fluctuation between the two nine-month periods was primarily attributable to the fact that, during the nine months ended September 30, 2016, we recognized approximately $191,000 of foreign currency translation gains, whereas during the same period of 2015, we recognized foreign currency translation gains of approximately $566,000. These fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our condensed consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, the resulting translation gains favorably impact other income.
We do not currently anticipate interest income on our investment portfolio will improve during 2016 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Three Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Interest Expense on Lease Financing Obligations	$—	$5	$(5)	(100.0)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Interest Expense on Lease Financing Obligations	$—	$385	$(385)	(100.0)%
The monthly rent payments we made to our lessor under the lease agreements for our San Jose headquarters site were recorded in our financial statements partially as land lease expense, with the remainder being allocated to principal and interest on the financing liability. Interest expense on lease financing obligations reflects the portion of our monthly lease payments that was allocated to interest expense.
Interest expense on lease financing obligations decreased by $5,000 and $385,000 during the three and nine months ended September 30, 2016, as compared to the same periods in 2015, respectively, due to the fact that in May 2015, we terminated the leases for our headquarters facilities.

Income Tax Expense

	Three Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Income Tax Expense (Benefit)	$23	$(10)	$33	330.0%
	Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	2016 over 2015 $ Change	2016 over 2015 % Change
Income Tax Expense	$80	$64	$16	25.0%

The income tax expense (benefit) for the three and nine months ended September 30, 2016 was $23,000 and $80,000, respectively, compared to $(10,000) and $64,000, respectively, for the same periods in 2015. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as cost of revenues in our condensed consolidated statements of operations, was approximately $61,000 and $201,000 for the three and nine months ended September 30, 2016, respectively, and $100,000 and $304,000 for the same periods in 2015.
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of September 30, 2016, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
Legal Actions. From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of September 30, 2016, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock. From inception through September 30, 2016, we raised $295.7 million from the sale of preferred stock and common stock, including the exercise of stock options and warrants from our employees and directors.

The following table presents selected financial information as of September 30, 2016, and for each of the last three fiscal years (dollars in thousands):

	September 30,	December 31,
	2016	2015	2014	2013
Cash, cash equivalents, and short-term investments*	$23,727	$26,070	$43,570	$57,635
Trade accounts receivable, net	3,709	4,030	3,948	10,522
Working capital	24,164	26,713	40,310	57,090
Stockholders’ equity	26,035	28,921	43,177	67,977
* As of September 30, 2016 and December 31, 2015, includes $1.3 million and $1.4 million, respectively, of restricted investments presented separately on condensed consolidated balance sheet

As of September 30, 2016, we had $23.7 million in cash, cash equivalents, restricted cash and short-term investments, a decrease of $2.3 million as compared to December 31, 2015. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options by our employees and directors, and the exercise of warrants. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation, depreciation, and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $2.2 million for the nine months ended September 30, 2016, a decrease in cash outflows of approximately $2.0 million as compared to the same period in 2015. During the nine months ended September 30, 2016, net cash used in operating activities was primarily the result of our net loss of $2.8 million, changes in operating assets and liabilities of $369,000, and a reduction in the amount of contingent consideration we owe the former Lumewave shareholders of $318,000; partially offset by depreciation and amortization expense of $377,000 and stock-based compensation expenses of $250,000. The primary components of the $369,000 net change in our operating assets and liabilities were a $1.0 million decrease in accrued liabilities, a $130,000 decrease in accounts payable, and a $35,000 increase in deferred cost of goods sold; partially offset by a $435,000 decrease in other current assets, a $364,000 increase in deferred revenues, a $322,000 decrease in accounts receivable, and a $285,000 decrease in inventories. Accrued liabilities decreased primarily due to the payment of bonuses that were accrued as of December 31, 2015 and the reversal of the contingent consideration owed to the former Lumewave shareholders. Accounts payable decreased due to the timing of receipt and payment of invoices we received from our vendors during the period. Deferred revenues and the associated deferred cost of goods sold increased in accordance with the overall activity with distributors in all regions. Other current assets decreased primarily as a result of a reduction in prepaid expenses and the refund of the deposit on our old headquarters building in San Jose. Accounts receivable decreased primarily as a result of the timing of shipments to and the corresponding collections from our customers in the first nine months of 2016. Inventories decreased in line with the Company's actions to consciously reduce inventory levels.
During the nine months ended September 30, 2015, net cash used in operating activities of $4.2 million was primarily the result of our net loss of $7.6 million and changes in operating assets and liabilities of $1.3 million, partially offset by lease termination charges of $3.3 million and depreciation and amortization expense of $1.4 million. The primary components of the $1.3 million net change in our operating assets and liabilities were a $1.5 million decrease in accounts payable and a $418,000 increase in other current assets; partially offset by a $630,000 decrease in inventories. Accounts payable decreased in part due to the remittance of Grid related receivables we collected and held at December 31, 2014 on behalf of S&T, and to a lesser extent the timing of receipt and payment of certain large invoices. Other current assets increased due to the reclassification of the deposits we expect to receive back in the near term associated with our terminated headquarters facility leases. Inventories decreased due to the timing of the purchase and sale of inventory during the quarter.
Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions and divestitures. Net cash provided by investing activities was $5.0 million for the nine months ended September 30, 2016, a decrease in cash inflows of $7.0 million from the same period in 2015. During the nine months ended September 30, 2016, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $23.2 million, partially offset by purchases of available-for-sale short-term investments of $18.0 million, and capital expenditures of $84,000.
During the nine months ended September 30, 2015, net cash provided by investing activities of $12.0 million was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $20.9 million, partially offset by purchases of available-for-sale short-term investments of $8.0 million and changes in other long-term assets of $793,000.
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $42,000 for the nine months ended September 30, 2016, a decrease in cash outflows of $11.3 million as compared to the same period in 2015. During the nine months ended September 30, 2016, net cash used in financing activities was primarily the result of $42,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
During the nine months ended September 30, 2015, net cash used in financing activities of $11.3 million was primarily the result of $11.1 million in principal payments on our building lease financing obligations, which included the $10.0 million lease termination fee for our corporate headquarter facility, and $152,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
As noted above, our cash and investments totaled $23.7 million as of September 30, 2016. Of this amount, approximately 4% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.
We maintain an operating credit line of $1.0 million with our primary bank for company credit card purchases. This line of credit continues to be secured by a collateral of the first priority on $1.3 million of our investments (presented as restricted investments in the condensed consolidated balance sheets).

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
At the time we entered into the stock purchase agreement with Enel, we also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, we cooperated with Enel to integrate our LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. We completed the sale of our components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, we supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from us. Under the software enhancement agreement, we provided software enhancements to Enel for use in its Contatore Elettronico system. The software enhancement was assigned to S&T as part of the sale of our Grid division in September 2014. The development and supply agreement expired in March 2016.
For the three months ended September 30, 2016 and 2015, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $0 and $1.7 million, respectively. For the nine months ended September 30, 2016 and 2015, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.3 million and $3.5 million, respectively. As of September 30, 2016 and December 31, 2015, $0 and $827,000, respectively, of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
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
On September 30, 2014, we sold our Grid business, which accounted for a substantial percentage of our overall revenues. As a result, our revenues have decreased. Now that we have exited the Grid business, we are solely dependent on our IIoT business for revenue growth and profitability. See “There can be no guarantee that the IIoT market will develop as expected, or that we will be successful in pursuing opportunities in this market” for additional information on the risks associated with the IIoT market. There is no guarantee that our revenues will return to previous levels in the short term, if at all, or that they will reach the level necessary to achieve positive cash flow on an on-going basis.
There can be no guarantee that the IIoT market in general, and the lighting market segment in particular, will develop as expected, or that we will be successful in pursuing these market opportunities.

We have devoted and will continue to devote significant effort and resources to leverage our technology and develop and launch our platform to customers within the IIoT market, however historically the market has not developed as quickly as anticipated, and to date our efforts to capitalize on these opportunities has not produced the results we had targeted. Our efforts to capitalize on these opportunities may not be successful in the near term, or at all. Furthermore, for the last several years, revenues from our legacy embedded systems products have been declining, and we anticipate that this trend will continue for the foreseeable future.

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
Although we commenced our business in 1988, we have made significant changes to our business model in recent years. Historically, we derived all of our revenues from our embedded systems and Grid businesses. However, in 2014, we sold our Grid business, and we expect revenues from our legacy embedded systems products and services to continue to decline over time, particularly in light of the anticipated reduction in shipments to Enel. In recent years, we have shifted our focus to networking solutions for the outdoor lighting market. Unlike our legacy embedded systems products, which are typically sold to OEMs for incorporation into their products, which are then sold to their commercial and industrial customers, our lighting solutions products are more project based, being sold through energy services companies and distributors to municipalities, enterprise and educational campuses, retailers, and other end users. In addition, our outdoor lighting solutions typically generate lower overall gross margins than do our embedded systems products.
As we have a limited operating history with our lighting solutions, our ability to forecast our future operating results and effectively assess our future prospects is subject to a number of uncertainties that may impact our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenues could decline for a number of reasons, including the failure to offset the expected decline in revenues from our embedded systems products by an increase in sales of our lighting solutions, changes in our pricing structure, increased competition in the IIoT market generally or in the lighting market in particular, or our failure, for any reason, to capitalize on growth opportunities. We have encountered and will continue to encounter risks and uncertainties frequently experienced by companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
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
If we are successful in this effort for our embedded systems products, OEMs will typically conduct extensive and lengthy product evaluations before making a decision to design our products into their offerings. Once the OEM decides to incorporate our products, volume purchases of our products are generally delayed until the OEM’s product development, system integration, and product introduction periods have been completed. In addition, changes in our customers’ budgets, or the priority they assign to control network development, could also affect the sales cycle.
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
In addition, potential customers for our products, both embedded systems and outdoor lighting controls, include local, state and federal government authorities. For several reasons, sales to government authorities can be extended and unpredictable. Government authorities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending, and their spending is likely to be adversely impacted by continuation of challenging economic conditions. In addition, in many instances, sales to government authorities may require field trials and may be delayed by the time it takes for government officials to evaluate multiple competing bids, negotiate terms, and award contracts. We further face the risk of cancellation during development and production due to regulatory, government and geopolitical changes, and delays in installing, operating, and evaluating the results of any field trials before full implementation of our products.
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
Our market share in our existing embedded systems business has declined due to increased competition, reduced levels of investment in our LONWORKS product line, and pricing pressures faced around the world. Moreover, recent revenues generated from our embedded systems business have failed to meet our expectations. We expect this trend to continue for the foreseeable future, which could cause our operating results to suffer to the extent we are not able to generate offsetting revenues and gross profit through the sale of our control networking solutions for the outdoor lighting market. If this market share loss were to accelerate, our ability to continue funding our entry into the outdoor lighting segment could be harmed.

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
In our legacy embedded systems business, we may be unable to promote and expand acceptance of our open, interoperable control systems over competing protocols, standards, or technologies.
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
We have operations located in seven countries and our products are sold in many more countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 68.1%, 72.4% and 74.3%, of our total revenues for the years ended December 31, 2015, 2014, and 2013, respectively. We expect that international sales will continue to constitute a significant portion of our total revenues. Given our high dependency on sales of our products into Europe, the ongoing financial crisis in that region, which may be adversely impacted by the recent "Brexit" vote in the United Kingdom, could adversely affect our financial results.
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
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at September 30, 2016 and December 31, 2015, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at September 30, 2016, and December 31, 2015, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	651	$4.88	—	—
August 1 - August 31	422	$4.95	—	—
September 1 - September 31	501	$5.25	—	—
Total	1,574	$5.02	—	—

(1)
Shares purchased represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises, also commonly referred to as "net exercises", and/or withholding tax obligations related to stock-based compensation.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Document

10.1 *	Echelon Corporation's 2016 Equity Incentive Plan, adopted effective as of October 4, 2016.
31.1 #	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

ECHELON CORPORATION
Date:	November 9, 2016	By:	/s/ C. Michael Marszewski
C. Michael Marszewski Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1 *	Echelon Corporation's 2016 Equity Incentive Plan, adopted effective October 4, 2016.
31.1 #	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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