Form 10-K
period 2016-12-31
ECHELON CORP
filed 2017-03-01
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, there were 4,429,160 shares of the registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the per share closing sale price of $4.76 of such shares on the Nasdaq Global Market on June 30, 2016) was approximately $17.2 million. Shares of the registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 As of February 28, 2017, 4,433,970 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2017 Annual Meeting of Stockholders to be held May 23, 2017 (Proxy Statement)	Part III

ECHELON CORPORATION
FORM 10‑K
FOR THE YEAR ENDED DECEMBER 31, 2016

FORWARD-LOOKING INFORMATION
This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions, anticipations, commitments or strategies regarding the future, are forward-looking. These statements include those discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Critical Accounting Estimates,” “Results of Operations,” “Off-Balance-Sheet Arrangements and Other Critical Contractual Obligations,” “Liquidity and Capital Resources,” and “Recently Issued Accounting Standards,” and elsewhere in this report.

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

General

Echelon was incorporated in California in 1988 and reincorporated in Delaware in 1989. With its Silicon Valley based global headquarters in Santa Clara, California, and regional sales offices throughout North America, Europe, and Asia, Echelon makes its products available throughout the world.

We are a pioneer in developing open-standard control networking platforms for Industrial Internet of Things ("IIoT") applications and delivering elements necessary to design, install, monitor and control highly reliable, scalable and secure communities of devices. Echelon's vision is one of low-cost monitoring and control technology in every industrial electrical device in the world and complete vertical solutions in the fastest growing market segments. With more than 110 million Echelon-powered devices shipped worldwide, Echelon helps its customers migrate existing legacy devices, and bring new devices and applications into a growing global Industrial Internet.

In 2014 the Internet of Things ("IoT") market opportunity became increasingly apparent. The IoT refers to a network of physical objects, each containing a unique network address, which interact with each other to share information and take action. IoT networks can run a variety of languages, or protocols, and be connected via wired or wireless links. The IoT can be further segmented into the Human Internet of Things (HIoT) and the Industrial Internet of Things (IIoT); the latter is Echelon's market focus.

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

Just as mainframe networking evolved to workgroup networking, which gave way to the corporate and consumer Internet, the IIoT represents a next big wave in technology. This market opportunity is driven by the convergence of control systems for lighting, HVAC, security, manufacturing, and more. The customers for IIoT products are themselves participating in highly fluid and competitive environments that prize lower costs, differentiated offerings, improved customer service, ubiquitous connectivity, and near-infinite analytic capabilities. The IIoT will unlock improvements in life quality, efficiency, safety, and more. Market analysts, such as those at IHS, Inc., project that the world market for Internet-connected devices could reach 50 billion by 2025, with the industrial segment representing the majority share of these devices.

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

Strategy

Today Echelon has two areas of business focus. Our historic product lines have focused on developing, marketing, selling and supporting embedded components and modules that enable OEMs and other 3rd parties to quickly develop IIoT devices for their end users. Applications span a broad range of markets and products from HVAC systems to manufacturing equipment control, elevator control, and much more.

Starting in late 2014, through the acquisition of Lumewave Inc., a wireless outdoor lighting control system provider with a track record of selling its solution to U.S. municipalities, universities, medical facilities and enterprises, we began developing and introducing a connected lighting platform geared primarily for outdoor applications. Targeting the fast-growing market for LED light sources, our Lumewave by Echelon connected lighting solution supports a wide range of applications for smart cities and smart enterprises. These applications can reduce energy consumption, enhance citizen and employee safety, improve livability in cities and make maintenance dollars go farther.

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

Embedded Components & Modules

Our IIoT embedded components and modules are utilized by a wide array of original equipment manufacturers (OEMs) and system integrators covering a broad spectrum of markets. Among the more significant of these markets are building automation systems, industrial and manufacturing equipment, lighting, and energy management systems. Sales levels track closely with new construction starts and tenant improvement cycles in the commercial buildings market. Similarly, industrial and manufacturing equipment is upgraded infrequently - approximately every 10 years or so. As with other areas of the IoT, numerous technical transitions are taking place that are impacting the market and our business. Most notably, legacy ‘operational technologies’ such as RS485, BacNet and LonWorks are slowly being supplanted by ‘Internet Technologies’ such as Ethernet, Wi-Fi, Bluetooth and TCP/IP. Standards are very much in flux which can slow the adoption of new connectivity technologies.

In October 2013, we introduced our IzoT™ embedded platform - purpose-built for the IIoT. The IzoT platform allows control networking to be done using Internet Protocol ("IP") all the way to the end device. IzoT software can run on any processor in an environment providing UDP/IP socket connectivity; it allows a single device to be brought to market as a LONWORKS®, BACnet®, or other protocol-supporting device; and it can be used with an underlying wired or wireless communications link, such as Ethernet, RS-485, Wi-Fi, 15.4, or Echelon’s free topology (FT) standard. The IzoT platform provides a smooth migration path to the emerging IIoT for legacy devices while ensuring compatibility with new devices connecting to the same network. In June 2014 Echelon began sampling the IzoT platform with evaluation kits, software, chips, modules, and routers.

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

Lumewave by Echelon Connected Lighting Platform

Lighting, especially outdoor lighting, has been a key application for Echelon products and has been identified as potentially being one of the fastest growing market segments in the IIoT. Street, campus and commercial outdoor lights are important assets, providing safety and aesthetic value to their community. They also consume a significant amount of electricity - as much as 40% of a city's overall electricity budget. As a result, cities, campuses and commercial enterprises are responsible for a substantial portion of worldwide energy consumption and greenhouse gas production. Therefore, these entities are looking for ways to improve infrastructure to become more environmentally friendly, increase the quality of life for their residents and occupants, and reduce costs.

Market research suggests that the transition from ‘analog’ to ‘solid state’ lighting is happening at an accelerating pace. In 2015, 19% of outdoor lights used LED light sources, which is expected to increase to 79% by 2025 according to the United States Department of Energy.

The Lumewave by Echelon connected lighting platform is a multi-application solution. The growing list of applications that Lumewave supports bring benefits in the areas of energy savings and sustainability, safety enhancement, livability and improved maintenance efficiencies. Example applications in each area include:

•
Sustainability/Energy savings. At the most basic level, Echelon's platform offers scheduling of lights on or off, the setting of dimming levels for individual or groups of lights, and intelligent lighting according to time of day, season, or weather conditions. Our systems include energy metering functions which allow a city to consider energy cost when optimizing system variables, and work with local utilities to minimize electricity charges

•
Safety. With our system lamp outages can be quickly spotted and repaired, and often predicted and repaired before they fail. Our adaptive lighting solutions can brighten lights in response to motion, direction of travel, traffic volumes and more. Our new white tuning concept allows cities to control the color of outdoor lights from soothing yellow to bright blue/white depending upon comfort and safety requirements. Our weather adaptive lighting concept adjusts schedules, brightness and color temperature based on weather conditions for optimal safety.

•	Livability. Selective dimming, adaptive lighting, white tuning and fault identification all help ensure a more livable and attractive city, which is good for business and good for the citizenry.

•
Maintenance efficiency. Our platform is fixture-agnostic so our customers are free to choose and connect virtually any light fixture from any catalog. We have both RF and powerline communication options to maximize aesthetics and performance. The platform allows for GPS options, automated topology optimization, and includes a powerful Central Management System (CMS) configuration and management features to make startup commissioning and management easy. Powerful reporting helps optimize and predict maintenance needs, monitor energy consumption and identify communication problems. Separate ‘application widgets’ support the needs of the specific applications described above.

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

Go-To-Market (Sales) Strategy

We sell our IIoT platform to OEMs in the building, lighting, and industrial controls markets directly and through distribution worldwide. These efforts are supported with application engineering, technical support, and industry experts working in the U.S. as well as China, Japan, South Korea, India, the Netherlands, and the United Kingdom. In outdoor lighting, in addition to selling our platform to lighting OEMs worldwide, in some geographies, we also offer the complete Lumewave by Echelon platform solution to end customers such as municipalities, cities, campuses and commercial enterprises through local system integration partners and channel representatives.

Echelon organizes its sales resources by region. Within a region, sales personnel selling our embedded solutions work directly with large OEM customers such as Honeywell, Schneider, Siemens, Philips, Trane, and others. Sales personnel focused on our lighting platform work with distribution partners, regional manufacturers’ representatives, and regional system integrators. We will often "sell with" these partners by calling on end users such as municipalities and enterprises at their side.

Product Development

Our future success depends in large part on our ability to enhance existing products, reduce product cost, and develop new products that offer technological competitiveness. We have made and intend to continue to make substantial investments in product development, while implementing strategies for overall product development cost reduction where appropriate.

Our strategy is to focus our product innovation efforts on enabling a platform that is versatile and capable of deployment in embedded and connected lighting markets. The platform is comprised of 3 layers:

•The enterprise management and cloud layer,
•The gateway and router layer,
•and the devices layer.

The platform is extensible to incorporate different types of end devices, protocols, services and business logic to drive sustainability/energy savings, enhance safety, increase efficiency, and manage livability. Key to the extensibility lies in the ability to incorporate selected new functionality and partner products. As an example, our recent proof of concept quickly incorporated weather data from the IBM Watson IoT platform and enabled us to study the balance of managing sustainability while enhancing safety for residents in a city. Also key to the extensibility lies in the ability to standardize at the appropriate layers, with hardware, operating systems, web capabilities, different physical and network protocols, new IoT messaging systems (like MqTT), data driven functionality, etc. Another key part of our product development strategy is balancing standardization with innovation, to optimize functionality, and intellectual property. As we build out this platform, we will aggressively file the appropriate patent disclosures to protect our innovation and intellectual property.

Our total expenses for product development were $8.3 million for 2016, $9.7 million for 2015, and $9.5 million for

2014. Included in these totals were stock-based compensation expenses of $173,000, $304,000, and $(73,000), for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Principal Customers

During the three years ended December 31, 2016, we had two customers that accounted for a significant portion of our revenues: Avnet Europe Comm VA (“Avnet”), the primary distributor of our IIoT products in Europe, and Enel Distribuzione Spa ("Enel"), an Italian utility company. For the years ended December 31, 2016, 2015, and 2014, the percentages of our revenues attributable to sales made to these customers were as follows:

	Year ended December 31,
	2016	2015	2014
Avnet	28.7%	24.5%	26.2%
Enel	4.1%	12.7%	7.7%
Total	32.8%	37.2%	33.9%

Geographic Information

We operate in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to our customers located in the respective region. Our long-lived assets include property and equipment, goodwill, purchased intangible assets such as purchased technology and customer and channel relationships, and deposits on our leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2016 and 2015, long-lived assets of approximately $2.2 million and $2.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.
We sell our products primarily in U.S. dollars to customers throughout the world. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Our international sales include both export sales and sales by international subsidiaries and accounted for 68.2% of our total revenues for 2016, 71.3% of our total revenues for 2015, and 72.4% of our total revenues for 2014. Summary revenue information by geography for the years ended December 31, 2016, 2015, and 2014 is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Americas	$11,402	$12,380	$12,754
EMEA	14,115	17,799	14,494
APJ	6,868	8,625	11,482
Total	$32,385	$38,804	$38,730

Supply Chain

Our supply chain strategy uses design and manufacturing services from third parties where it reduces our costs and takes advantage of consolidated purchasing power. We limit our internal supply chain activities to quality inspection, system integration, custom configuration, testing, and order fulfillment.

We maintain manufacturing agreements with Cypress Semiconductor related to the FT 3100 family of free topology transceivers. We also maintain manufacturing agreements with STMicroelectronics for production of our PL 3100 power line transceivers, and with Open-Silicon, Inc. for production of our Neuron 5000 microcontroller and the FT 5000 free topology receiver.

For products requiring assembly, we utilize both third-party original design manufacturers (ODMs) and contract electronic manufacturers (CEMs). CEMs procure material and assemble, test, and inspect the final products to our design specifications. Our ODM partners perform the same services as CEMs but also provide design services to our product requirements.

Working Capital

As of December 31, 2016, we had working capital, defined as current assets less current liabilities, of $23.1 million, which was a decrease of approximately $3.6 million compared to working capital of $26.7 million as of December 31, 2015.

Competition

We believe the markets for our products are competitive and becoming more competitive in terms of pricing, product features, and distribution. In each of our markets, our competitors include both small companies as well as some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners.

Our key competitors include established companies such as Cimcon Lighting, Inc., Cree Inc., Digi International, General Electric, LED Roadway Lighting, Maxim Integrated Products, Phillips, Siemens, Silver Springs Networks, STMicroelectronics, Telensa, Texas Instruments, and Tridium. We also see competition from embedded control companies like Freescale Semiconductor and Intel Corporation. In addition, the market has attracted and will continue to attract well-funded, venture-backed start-up companies. Key industry standard and trade group competitors include BACnet, Konnex, DALI, DeviceNet, HART, Profibus, ZigBee, and the ZWave Alliance.

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

Proprietary Rights

We own registered patents in the United States and in selected foreign countries. Many of the specific patents that are fundamental to LONWORKS technology have been licensed to our customers with no license fee or royalties.

We also hold several trademarks in the United States and select foreign countries, many of which are registered, including Echelon, Lumewave by Echelon, LumInsight, LonBuilder, LonTalk, LONWORKS, Neuron, LON, LonPoint, LonMaker, IzoT, LNS, LonManager, Digital Home, and NodeBuilder.

Employees
As of February 28, 2017, we had 81 employees worldwide. About 50 employees are located at our headquarters in California and 16 employees are located in other offices throughout the United States. Our remaining employees are located in five countries worldwide, with the largest concentrations in China, Hong Kong, the Netherlands, and the United Kingdom. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe relations with our employees are good.
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
Executive Officers of the Registrant
Ronald Sege, age 59, has been our President and Chief Executive Officer and a member of our board of directors since August 2010. He has been Chairman of the Board of Directors since October 2011. Prior to joining Echelon, he was President and Chief Operating Officer of 3Com Corporation from 2008 to 2010. He held the position of President and CEO of Tropos Networks from 2004 to 2008, and was the President and CEO of Ellacoya Networks from 2001 to 2004. Earlier in Mr. Sege's career, he was Executive Vice President at Lycos from 1998 to 2001 and he spent 10 years at 3Com holding various Executive Vice President and Vice President positions. Mr. Sege received his B.A. in Economics from Pomona College and earned an M.B.A. from the Harvard Business School.

Christopher Jodoin, age 51, has been our Vice President of Operations and Planning since January 2015.  Since joining Echelon in 2012, Mr. Jodoin has held various financial and operational positions and played a key role in the divestiture of our Grid division in 2014.  Prior to joining Echelon, Mr. Jodoin was Vice President of Integration at InVentiv Health.  He also held a variety of senior financial and operational positions at Hewlett Packard and 3Com Corporation.  Mr. Jodoin received a B.A in Economics from Boston College and an M.B.A from Northeastern University.

C. Michael Marszewski, age 49, has been our Vice President and Chief Financial Officer since April 2015. Since joining Echelon in 1999, Mr. Marszewski has served in a variety of financial positions, including most recently Vice President Corporate Controller and Chief Accounting Officer, and has played important roles in strategic projects including acquisitions, divestitures, and private placement of securities.  Prior to joining Echelon, Mr. Marszewski held positions at Stanford Telecommunications, National Semiconductor, and Arthur Andersen LLP.  He earned his Bachelor’s Degree in Accounting at Santa Clara University.

Sohrab Modi, age 56, has been our Chief Technology Officer since September 2014.  Prior to joining our company Mr. Modi was Vice President and Chief Technology Officer at Futurewei, a division of Huawei. From 1999 to 2008, Mr. Modi held senior Engineering and General Management positions at Sun Microsystems, including Vice President in the Chief Technology Office. Previously, Mr. Modi held engineering management roles at Novell.  Mr. Modi holds a B.S. degree in Physics from the University of Mumbai and an M.S. degree in Computer Science from the Rochester Institute of Technology.
Alicia Jayne Moore, age 57, our Chief Legal and Administration Officer, joined Echelon on July 15, 2013. Prior to joining our company, Ms. Moore provided strategic legal and business consulting services to several public and private companies and foundations from 2008 to 2013. Prior to that, Ms. Moore was the Vice President, Corporate Business Development, General Counsel and Secretary for Extreme Networks, Inc.  She also served as General Counsel for AristaSoft, Inc. and Adaptec, Inc.  Ms. Moore practiced law as an associate in the law firms of Coudert Brothers, LLP and Ware & Friedenrich, LLP (now DLA Piper). Ms. Moore received an A.B degree in International Relations from Stanford University, and her law degree from U.C.L.A. School of Law.
Rick Schuett, age 56, has been our Senior Vice President of Worldwide Sales since joining our company in April 2016. Prior to joining Echelon, Mr. Schuett served in executive sales roles at NXEGEN LLC from 2015 to 2016, Autani Corporation from 2013 to 2015, and Encelium Technologies from 2010 to 2012. Prior to that time, he also played key roles at Lutron Electronics where he worked for 20 years. Mr. Schuett received his Bachelor of Science degree in Mechanical Engineering, with an Energy Systems concentration, from Rensselaer Polytechnic Institute.
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

We have devoted and will continue to devote significant effort and resources to leverage our technology and develop and launch our platform to customers within the IIoT market. However, to date, the market for our products has not developed as quickly as anticipated, and our efforts to capitalize on these opportunities have not produced the results we anticipated. Our efforts to capitalize on these opportunities may not be successful in the near term, or at all. Furthermore, for the last several years, revenues from our legacy embedded systems products have been declining, and we anticipate that this trend will continue for the foreseeable future.

We have decided to focus predominantly on lighting controls within the IIoT as our targeted market. As we have a limited operating history in this market segment, we are subject to a number of risks and uncertainties that may impact our ability to gain market acceptance for our lighting control products.

In recent years, we have invested substantial resources in the development and commercialization of control networking solutions for the lighting market. However, we have a limited operating history in this market segment, and we may not recognize a meaningful amount of revenues from these efforts in the near future, or at all. Our efforts to gain market acceptance for our lighting control products and solutions are subject to considerable risk and uncertainty, including:

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
Although we commenced our business in 1988, we have made significant changes to our business model in recent years. Historically, we derived all of our revenues from our embedded systems and Grid businesses. However, in 2014, we sold our Grid business, and over the last several years, we have experienced a decline in revenues from our legacy embedded systems products and services. In addition, we expect to see further reductions in our shipments to Enel.
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
Our revenues may not meet expectations, and our operating expenses may be higher than we anticipate, which could cause volatility in the price of our stock.
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
Competition in the IIoT market is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, industry consolidations, effective management of distribution channels, rapid changes in customer or regulatory requirements, and localized market requirements. In each of our existing and target markets, we compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. The future of our IIoT business depends significantly on our ability to react to changing customer needs by enhancing our existing products and developing new products. There can be no guarantee, however, that new products and product enhancements will be accepted by businesses and consumers. If we make investments in technologies that do not gain market acceptance, our business may not grow as anticipated. In addition, future product offerings by our competitors can render our products obsolete. Any failure to evolve with emerging technologies and our competitors could cause a loss of market share and result in declining revenues.

The principal competitive factors that affect the markets for our products include the following:

•	our ability to anticipate changes in customer or regulatory requirements and to develop, or improve, our products to meet these requirements in a timely manner;

•	the price and features of our products such as adaptability, scalability, functionality, ease of use, and the ability to integrate with other products;

•	our product reputation, quality, performance, and conformance with established industry standards;

•	our ability to expand our product line to address our customers’ requirements;

•	our ability to effectively manage and expand our distribution channels to address new markets for current and future products;

•	our ability to meet a customer’s required delivery schedules;

•	a customer’s willingness to do business with us because of our size and perceived concerns regarding our liquidity and financial strength relative to our competitors;

•	the risk of industry consolidation, which is particularly high in emerging markets such as the IIoT;

•	our customer service and support;

•	warranties, indemnities, and other contractual terms; and

•	customer relationships and market awareness.
Competitors for our IIoT products include some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. Key company competitors include companies such as Cimcon Lighting, Inc., Cree Inc., Digi International, General Electric, LED Roadway Lighting, Maxim Integrated Products, Philips, Siemens, Silver Spring Networks, STMicroelectronics, Telensa, Texas Instruments, and Tridium. Key industry standard and trade group competitors include BACnet, DALI, DeviceNet, HART, Konnex, Profibus, ZigBee, and the ZWave Alliance in the IIoT market. Each of these standards and/or alliances is backed by one or more competitors. For example, the ZigBee alliance includes over 300 member companies with promoter members, such as Ember, Emerson, Freescale, Kroger, Landis+Gyr (a subsidiary of Toshiba), Philips, Reliant Energy, Schneider Electric, STMicroelectronics, Tendril, and Texas Instruments. Additionally, because we are operating in an emerging market, it is likely that additional competitors could surface and rapidly gain market share.
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
The sales cycle between initial customer contact and execution of a contract or license agreement with a customer or purchaser of our products can vary widely. Initially, we must educate our customers about the potential applications of and cost savings associated with our products.
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
In addition, potential customers for our products, both embedded systems and outdoor lighting controls, include local, state and federal government authorities. For several reasons, sales to government authorities can be extended and unpredictable. Government authorities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending, and their spending is likely to be adversely impacted by economic conditions. In addition, in many instances, sales to government authorities may require field trials and may be delayed by the time it takes for government officials to evaluate multiple competing bids, negotiate terms, and award contracts. We further face the risk of cancellation during development and production due to regulatory, government and geopolitical changes, and delays in installing, operating, and evaluating the results of any field trials before full implementation of our products.
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
We intend to continue investing resources in our development activities, which will expose us to risks, such as protection of intellectual property, investment risk, and labor costs and other matters. We could also be adversely affected by delays or cost increases experienced by third parties that are developing products on our behalf.
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

In order to achieve our financial targets, we believe that we must meet the following objectives:

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

We are increasingly dependent on third-party developers.
We are increasingly reliant on various third parties for the development of software used in our products. There is a risk that the software provided by these third parties could contain errors or defects that could adversely impact the quality of our products. In addition, these third parties may use open source or other code that contains security flaws, which may cause our products to be more prone to hacking or other security attacks. We may also be negatively impacted by employee turnover or other challenges that these third-party developers face in their own businesses. The materialization of any of these risks would impact our ability to deliver quality products on a timely basis, which could adversely impact our reputation and brand and harm our business and operating results.
In addition, many of these third-party developers are located in markets that are subject to political risk, intellectual property misappropriation, corruption, infrastructure problems and natural disasters in addition to country specific privacy and data security risks, given current legal and regulatory environments. The failure of these third parties to meet their obligations and adequately deploy business continuity plans in the event of a crisis and/or the development of significant disagreements, natural or man-made disasters or other factors that materially disrupt our ongoing relationship with these developers could negatively affect our operations.

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
The failure of any key manufacturer to produce a sufficient number of products on time, at agreed quality levels, and fully compliant with our product, assembly and test specifications could result in our failure to ship products in a timely manner or at all, which would adversely affect our revenues and gross profit, and could result in claims against us by our customers, which could harm our results of operations and financial position. Any such failures could also have a negative impact on our ability to project our financial results, which could result in volatility in our stock price.
Our business depends on the Internet and its continued access and development.
The Internet is crucial to the operations of many of our IIoT products and is a key component of the IIoT market as a whole. Our reliance on the Internet exposes us to a number of risks and uncertainties that are beyond our control, including risks related to privacy and data security. It is difficult to quantify the impact that any future security or performance problems associated with the Internet may have on our products and revenues.
In addition, state, federal and foreign regulators could adopt laws and regulations that impose additional burdens on companies that conduct business over the Internet. The growth and development of the market for online services may prompt calls for more stringent consumer protection laws or laws that may inhibit the use of Internet-based communications or the information contained in these communications. The adoption of any additional laws or regulations may impact the growth of the IIoT market. Any new legislation or regulations, application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or application of existing laws and regulations to the IIoT and other related services could increase our costs and harm our growth. In particular, there is increasing focus on privacy and data security regulations applicable to the IoT. For example, the Federal Trade Commission released a report on January 27, 2015 with recommendations for privacy and data security recommendations applicable to connected devices, objects and sensors. In addition, the EU intends to adopt new, stricter standards around privacy and data security. We may be required to re-engineer our products and incur additional costs to comply with new regulations, any of which would negatively impact our business.

If our IIoT solutions become subject to cyber-attacks, or if public perception is that they are vulnerable to cyber-attacks, our reputation and business would suffer.

We have designed our IIoT products, including our outdoor lighting solutions products, to interoperate with other third-party products and systems.  Although we attempt to safeguard our products and solutions from cybersecurity threats, the potential for cyber security attacks continues to evolve in scope and frequency.

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

We have attempted to design certain of our products to prevent and monitor unauthorized access, misuse, modification or other activities related to those products and the systems into which the products are intended to be placed. Despite our security measures, our products or systems may be subject to unauthorized break ins, viruses, disruptions, high-jacking, cyber terrorism, misuse, or other unauthorized tampering or modification. Should our products fail to perform, or be unable to withstand a cyber-attack, we could face legal liability, and encounter material adverse financial and reputational harm.

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

We may be vulnerable to price increases for products, components, or materials, such as silver, copper, and cobalt. We generally do not enter into forward contracts or other methods of hedging against supply risk for these items. In addition, we have in the past and may in the future experience shortages or interruptions in supply for certain of these items, including products or components that have been or will be discontinued, which can cause us to delay shipments beyond targeted or announced dates. We have also recently reduced our inventory levels, which could impact our ability to supply our customers with products in a timely manner if there was an unexpected increase in demand. Such shortages or interruptions could result from events outside our control, as was the case with the earthquake and tsunami in Japan in March 2011. To help address these issues, we may decide from time to time to purchase quantities of these items that are in excess of our estimated requirements. As a result, we could be forced to increase our excess and obsolete inventory reserves to provide for these excess quantities, which could harm our operating results. In addition, if a component or other product goes out of production, we may be required to requalify substitute components or products, or even redesign our products to incorporate an alternative component or product.
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

There can be no assurance that we will be able to obtain financing in the future, including, but not limited to, being able to draw on funds under our existing credit facilities or being able to incur indebtedness or sell equity if that became necessary or desirable. In addition, if we do not meet our revenue targets, our use of our cash balances would increase due to the fact that a significant portion of our operating expenses are fixed. If we were not able to obtain additional financing when needed, or on acceptable terms, our ability to invest in additional research and development resources and sales and marketing resources could be adversely affected, which could hinder our ability to sell competitive products into our markets on a timely basis and harm our business.

Our current stock price and corresponding market valuation could give rise to stockholder activism or hostile takeover attempts, which could be harmful to our business.

Because the current trading price of our common stock and aggregate market capitalization are low, there is a risk that we could face stockholder activism or hostile takeover attempts, which could divert management’s attention from its strategic plan to build stockholder value through the expansion of our lighting solutions business. If the IIoT market in general, and the outdoor lighting market segment in particular, do not materialize as anticipated, if our control networking solutions and other product offerings are not accepted and utilized, or if we are subject to a hostile takeover at a depressed valuation, we may have to devote a significant amount of time and resources without any return on our investment. This could cause us to suffer significant financial losses and could also have a negative impact on our reputation and results of operations, any of which would likely cause our stock price to decline.
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
Many of our products and the industries in which they are used are subject to U.S. and foreign regulation. In addition, the markets for our IIoT products may experience a movement towards standards based protocols driven by governmental action, such as those being considered in the U.S. by NIST. To the extent that we do not adopt such protocols or do not succeed in achieving adoption of our own protocols as standards or de facto standards, sales of our IIoT products may be adversely affected. Moreover, even if our own protocols are adopted as standards, we run the risk that we could lose business to competing implementations.

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

We may be unable to realize the benefits of our net operating loss carry-forwards (“NOLs”).

NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal and state corporate income tax rates, our NOLs and other carry-forwards could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise federal and state taxable income. If we do not have sufficient federal and state taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOLs permanently. Consequently, in addition to dependence on the generation of future business profits, our ability to use the tax benefits associated with our substantial NOLs will depend significantly on our success in identifying suitable acquisition or investment candidates, and once identified, successfully consummating an acquisition of or investment in these candidates.

Additionally, federal NOLs are subject to annual limitations under the change of ownership rules within Section 382 of the Internal Revenue Code. In general, an ownership change occurs when the percentage of stock held by one or more 5-percent shareholders increases by more than 50 percentage points over the lowest stock ownership held by such shareholders at any time within a prescribed period, usually three years. If an ownership change were to occur, we may be unable to use a significant portion of our NOLs to offset taxable income. As discussed in Note 7 to our consolidated financial statements, on April 22, 2016, the Company’s Board of Directors adopted a Tax Benefit Preservation Plan (“Tax Plan”) intended to reduce the likelihood that changes in the Company’s investor base have the unintended effect of limiting the Company’s use of its tax benefits. The Tax Plan is intended to require any person acquiring shares of the Company’s securities equal to or exceeding 4.99% of the Company’s outstanding shares to obtain the approval of the Board of Directors. This would protect the tax benefits because changes in ownership by a person owning less than 4.99% of the Company’s stock are considered and included in one or more public groups in the calculation of “ownership change” for purposes of Section 382 of the Code. However, there can be no assurance that the Tax Plan would be effective under all circumstances. Moreover, the Tax Plan will expire on April 25, 2017, unless renewed by our Board of Directors.

The amount of NOLs that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service (“IRS”). The IRS could challenge our calculation of the amount of our NOLs or our determinations as to when a prior change in ownership occurred, and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOLs to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOLs to us could be substantially reduced.

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
We have operations located in seven countries and our products are sold in many more countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 68.2%, 71.3% and 72.4%, of our total revenues for the years ended December 31, 2016, 2015, and 2014, respectively. We expect that international sales will continue to constitute a significant portion of our total revenues. Given our high dependency on sales of our products into Europe, the ongoing financial crisis in that region, which may be adversely impacted by the "Brexit" vote in the United Kingdom, could adversely affect our financial results.
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

Our quarterly and annual results have varied significantly from period to period, and we have sometimes failed to meet market expectations. Moreover, we have a history of losses and negative cash flow and cannot assure you that we will achieve sustained profitability in the future. Our future operating results will depend on many factors, many of which are outside of our control, including the following:

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

As opportunities present themselves, we may from time to time evaluate and enter into strategic partnerships or transactions involving acquisitions of or investments in other businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential transactions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not transactions are ultimately completed. If we acquire businesses, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable opportunities or be successful in entering into an agreement with respect to the opportunities that we do identify. Acquisitions and other transactions could also result in dilutive issuances of equity securities, use of our existing cash reserves or the incurrence of debt, which could adversely affect our operating results. In addition, if a transaction fails to meet our expectations, our operating results, business and financial condition may suffer.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
At our corporate headquarters in Santa Clara, California, we sublease approximately 32,000 square feet of usable space. We moved to this location in December 2015. The sublease for this space is scheduled to expire in July 2019.
Prior to moving to our Santa Clara, California facility, our corporate headquarters were located in San Jose, California, where we leased two buildings, each of which contained approximately 75,000 square feet of usable space. We moved to this location in October 2001. The leases for the two buildings were scheduled to expire in 2011 and 2013, respectively.
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
We also lease office space for our employees in China, Hong Kong, Japan, the Netherlands, South Korea, and the United Kingdom. The leases for these offices expire at various dates through 2018.
As of December 31, 2016, the future minimum rental payments for all of our leased office space, including those for our corporate headquarters facilities, totaled approximately $2.2 million. For the year ended December 31, 2016, the aggregate rental expense for all leased office space was approximately $942,000.
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

	Price Range
Year ended December 31, 2016	High	Low
Fourth quarter	$5.50	$4.17
Third quarter	5.75	4.73
Second quarter	5.74	4.41
First quarter	6.70	4.71

Year ended December 31, 2015
Fourth quarter	$7.50	$5.40
Third quarter	8.90	4.80
Second quarter	12.10	7.56
First quarter	17.00	8.90
As of February 28, 2017, there were approximately 118 stockholders of record. Because brokers and other institutions hold many shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never paid dividends on our capital stock and do not currently expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.
Equity Compensation Plan Summary Information
For information on our equity compensation plans, please refer to Note 7 to our accompanying Consolidated Financial Statements.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fourth quarter of our fiscal year ended December 31, 2016.

Repurchase of Equity Securities by the Company
The following table provides information about the repurchase of our common stock during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31	—	$—	—	—
November 1 – November 30	—	$—	—	—
December 1 – December 31	21	$5.34	—	—
Total	21	$5.34	—	—
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Revenues	$32,385	$38,804	$38,730	$45,857	$134,017
Cost of revenues	14,302	16,528	16,818	18,015	77,562
Gross profit	18,083	22,276	21,912	27,842	56,455
Operating expenses:
Product development	8,260	9,747	9,510	10,922	30,009
Sales and marketing	6,189	7,832	9,098	9,061	21,460
General and administrative	8,077	9,249	13,734	14,644	15,050
Restructuring charges	286	—	391	2,254	1,176
Goodwill impairment	—	5,698	—	—	—
Lease termination charges	—	3,337	—	—	—
Loss on write down of property, equipment and other	—	—	4,409	—	—
Litigation charges	—	—	—	3,452	—
Total operating expenses	22,812	35,863	37,142	40,333	67,695
Loss from continuing operations	(4,729)	(13,587)	(15,230)	(12,491)	(11,240)
Interest and other income (expense), net	808	791	930	(702)	(362)
Interest expense on lease financing obligations	—	(387)	(1,100)	(1,235)	(1,360)
Loss from continuing operations before provision for income taxes	(3,921)	(13,183)	(15,400)	(14,428)	(12,962)
Income tax expense	182	50	211	311	219
Net loss from continuing operations	(4,103)	(13,233)	(15,611)	(14,739)	(13,181)
Net loss attributable to non-controlling interest	—	—	—	—	363
Net loss from continuing operations attributable to Echelon Corporation stockholders	$(4,103)	$(13,233)	$(15,611)	$(14,739)	$(12,818)
Net loss from discontinued operations, net of income taxes	—	—	(9,250)	(3,679)	—
Net loss from discontinued operations attributable to non-controlling interest	—	—	535	808	—
Net loss from discontinued operations attributable to Echelon Corporation stockholders	—	—	(8,715)	(2,871)	—
Net loss attributable to Echelon Corporation Stockholders	$(4,103)	$(13,233)	$(24,326)	$(17,610)	$(12,818)
Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(0.93)	$(3.00)	$(3.59)	$(3.42)	$(3.01)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$0.00	$0.00	$(2.00)	$(0.67)	$0.00
Basic and diluted net loss per share attributable to Echelon Corporation stockholders	$(0.93)	$(3.00)	$(5.59)	$(4.09)	$(3.01)
Shares used in computing net loss per share [1]:
Basic	4,425	4,409	4,350	4,309	4,265
Diluted	4,425	4,409	4,350	4,309	4,265
Cash dividends declared per common share	—	—	—	—	—
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted investments, and short-term investments	$23,036	$26,070	$43,570	$57,635	$61,855
Working capital	23,083	26,713	40,310	57,090	72,661
Total assets	32,908	38,046	71,646	106,128	123,583
Total liabilities	8,230	9,125	28,469	38,151	39,788
Total stockholders' equity	$24,678	$28,921	$43,177	$67,977	$83,795
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

Prior to the third quarter of 2014, our Company operated in two operating segments, the IIoT segment, and the Grid segment. In the third quarter of 2014, we announced and completed the sale of our Grid operating segment to S&T AG ("S&T"), a publicly traded European IT systems provider with an existing focus on smart energy products and services. We have classified the results of operations of the Grid business as discontinued operations for the year ended December 31, 2014. For more information on the sale of our Grid division, please refer to Note 5 - Discontinued Operations, in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.

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

Also during the quarter ended December 31, 2015, we concluded that the amount of additional consideration we expected to owe the former Lumewave shareholders at the conclusion of the two-year period ending in August 2016 was less than the amount we had been providing for previously. As a result, we reduced this accrual by approximately $577,000, which was recorded as a reduction to our general and administrative expenses. During the quarter ended March 31, 2016, we further determined that it was unlikely that we would owe any additional consideration to the former Lumewave shareholders. Accordingly, we eliminated the remaining accrual of $318,000, which again was recorded as a reduction to our general and administrative expenses.

The following tables provide an overview of key financial metrics for the years ended December 31, 2016 and 2015 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Year ended December 31,
	2016	2015	$ Change	% Change
Net revenues	$32,385	$38,804	$(6,419)	(16.5)%
Gross margin	55.8%	57.4%	---	(1.6) ppt
Operating expenses	$22,812	$35,863	$(13,051)	(36.4)%
Net loss attributable to Echelon Corporation Stockholders	$(4,103)	$(13,233)	$9,130	(69.0)%
Cash, cash equivalents, restricted investments, and short-term investments	$23,036	$26,070	$(3,034)	(11.6)%

•
Net revenues: Our total revenues decreased by 16.5% during 2016 as compared to 2015. Excluding component sales to Enel, which decreased from $4.9 million in 2015 to $1.3 million in 2016, our revenues decreased by 8.3% during 2016 as compared to 2015. This decrease was primarily due to a reduction in sales of our products in all the regions that we serve. We have seen a loss of market share over the last several years, as a result of reductions in IIoT related research and development and marketing expenses during the period in which the Company was pursuing its Grid business, which was sold in 2014.  This impacted sales of our LONWORKS portfolio of products in particular, which has caused a decrease in our IIoT revenues.

•
Gross margin: Our gross margin decreased by 1.6 percentage points during 2016 as compared to 2015. The decrease was primarily due to a change in the mix of products sold as well as lower overall revenue levels.

•
Operating expenses: Our operating expenses decreased by 36.4% during 2016 as compared to 2015. This continues a trend we began several years ago and is primarily due to a reduction in our facilities expenses as well as reduced compensation related expenses resulting from the restructuring actions we have undertaken.

•
Net loss: We generated a net loss of $4.1 million during 2016, which was a decrease from the net loss of $13.2 million in 2015. Excluding the impact of non-cash stock-compensation charges, impairment charges, adjustments to the expected Lumewave consideration, lease termination charges, and restructuring charges, our net loss decreased by approximately $1.1 million, or 24.4%, in 2016 as compared to 2015. This reduction was primarily the result of an overall decrease in our operating expenses.

•
Cash, cash equivalents, restricted investments, and short-term investments: During 2016, our cash, cash equivalents, restricted investments, and short-term investment balance decreased by 11.6%, from $26.1 million at December 31, 2015 to $23.0 million at December 31, 2016. This decrease was primarily the result of cash used in operations of $3.0 million (driven primarily by our net loss of $4.1 million less non-cash charges for depreciation and amortization, and stock based compensation).

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

Impairment of Long-Lived Assets Including Goodwill. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset's carrying value to the future undiscounted cash flows the asset is expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. For the year ended December 31, 2014, we recognized impairments associated with certain long-lived assets associated with our Grid division and a building that we ceased use of at our previous corporate headquarters facility (see Note 3 of Notes to Consolidated Financial Statements for additional information regarding the impairment). For the years ended December 31, 2016, and December 31, 2015, we recognized no impairments of long-lived assets.
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
RESULTS OF OPERATIONS
The following discussion covers our results of operations for the three years ended December 31, 2016. For the year ended December 31, 2014, the results of our Grid business are reflected in the "Net loss from discontinued operations" lines in our Consolidated Statements of Operations, as we sold our Grid business in September 2014 (see Note 5 in Part IV, Item 15 of this report for further information regarding the sale of our Grid business).

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014:

	Year ended December 31,
	2016	2015	2014
Revenues	100.0%	100.0%	100.0%
Cost of revenues	44.2	42.6	43.4
Gross profit	55.8	57.4	56.6
Operating expenses:
Product development	25.5	25.1	24.6
Sales and marketing	19.1	20.2	23.5
General and administrative	24.9	23.8	35.5
Goodwill impairment	—	14.7	—
Lease termination charges	—	8.6	—
Loss on write down of property, equipment and other	—	—	11.4
Restructuring charges	0.9	—	1.0
Total operating expenses	70.4	92.4	96.0
Loss from continuing operations	(14.6)	(35.0)	(39.4)
Interest and other income (expense), net	2.5	2.0	2.4
Interest expense on lease financing obligations	—	(1.0)	(2.8)
Loss from continuing operations before provision for income taxes	(12.1)	(34.0)	(39.8)
Income tax expense	0.6	0.1	0.5
Net loss from continuing operations	(12.7)	(34.1)	(40.3)
Net loss from discontinued operations, net of income taxes	—	—	(23.9)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	—	—	1.4
Net loss from discontinued operations attributable to Echelon Corporation stockholders, net of income taxes	—	—	(22.5)
Net loss attributable to Echelon Corporation stockholders	(12.7)%	(34.1)%	(62.8)%

Revenues
Total revenues

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014	2016 over 2015 $ Change	2015 over 2014 $ Change	2016 over 2015 % Change	2015 over 2014 % Change

Total revenues	$32,385	$38,804	$38,730	(6,419)	74	(16.5)%	0.2%

Our revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are components we sell to Enel.

Excluding sales to Enel, a related party, which are discussed more fully below, our revenues decreased by 8.3%, or $2.8 million, during 2016 as compared to 2015. This decrease was primarily due to reductions in sales made to customers in all the regions we serve. We have seen a loss in market share over the last several years due primarily to reduced investment in research and development and marketing, especially in our LONWORKS portfolio of products, which has caused a decrease in our embedded system revenues. In addition, continued poor economic conditions in the EMEA region during 2016 have also contributed to the year-over-year decline. Lastly, we experienced a decline in our revenues due to the departure of key members of our sales force during the first half of 2016.

Excluding sales to Enel, our revenues decreased by 5.2%, or $1.8 million, during 2015 as compared to 2014. This decrease was primarily due to a $1.3 million reduction in sales made to customers in the APJ region, with the remainder coming from smaller reductions in sales made to customers in the Americas and EMEA regions.

The portion of our revenues denominated in currencies other than the United States dollar, principally the Japanese Yen, was about 3.9% in 2016, 3.9% in 2015, and 4.5% in 2014. Our revenues will be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when converted into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when converted into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during 2017, the amount of our revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues denominated in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel project revenues (included in Total Revenues and Discontinued Operations)

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014	2016 over 2015 $ Change	2015 over 2014 $ Change	2016 over 2015 % Change	2015 over 2014 % Change

Enel revenues in Total Revenues	1,313	$4,909	$2,993	(3,596)	1,916	(73.3)%	64.0%
Enel revenues in Discontinued Operations	—	—	112	—	(112)	—%	(100.0)%
Total Enel revenues	$1,313	$4,909	$3,105	$(3,596)	$1,804	(73.3)%	58.1%
In October 2006, we entered into two agreements with Enel, a development and supply agreement and a software enhancement agreement. Under the development and supply agreement, Enel purchased metering kit and data concentrator products from us. Under the software enhancement agreement, which was transferred to S&T as part of the sale of the Grid division in September 2014, we were providing software enhancements to Enel for use in its Contatore Elettronico system. Enel Project revenues recognized during the years ended December 31, 2016, 2015, and 2014, respectively, related primarily to shipments under the development and supply agreement. The development and supply agreement expired in March 2016.

We sell our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks. We do not currently expect that there will be any additional significant shipments to Enel in 2017 and beyond. As such, we expect our revenues from Enel will decrease significantly in 2017 as compared to 2016.

Gross Profit and Gross Margin

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014	2016 over 2015 $ Change	2015 over 2014 $ Change	2016 over 2015 % Change	2015 over 2014 % Change

Gross Profit	$18,083	$22,276	$21,912	(4,193)	364	(18.8)%	1.7%
Gross Margin	55.8%	57.4%	56.6%	—	—	(1.6)	0.8

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
Gross margin decreased by 1.6 percentage points for the year ended December 31, 2016 as compared to 2015. The decrease was primarily due to a change in the mix of products sold as well as lower overall revenue levels.
During 2015, our gross margins increased by 0.8 percentage points as compared to 2014. This was primarily due to a change in the mix of products sold.
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

Operating Expenses
Product Development

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014	2016 over 2015 $ Change	2015 over 2014 $ Change	2016 over 2015 % Change	2015 over 2014 % Change

Product Development	$8,260	$9,747	$9,510	(1,487)	237	(15.3)%	2.5%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses decreased during 2016 as compared to 2015, driven by decreases in compensation costs resulting from lower headcount and reductions in allocated charges. Partially offsetting these reductions were increases in fees paid to third party product development service providers.
Our product development expenses increased modestly during 2015 as compared to 2014, driven by increases in compensation paid to our product development personnel as well as fees paid to third party service providers, partially offset by reductions in allocated facilities charges and costs associated with equipment and supplies consumed in our product development activities.

Sales and Marketing

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014	2016 over 2015 $ Change	2015 over 2014 $ Change	2016 over 2015 % Change	2015 over 2014 % Change

Sales and Marketing	$6,189	$7,832	$9,098	(1,643)	(1,266)	(21.0)%	(13.9)%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
Our sales and marketing expenses decreased in 2016 as compared to 2015, driven primarily by reductions in compensation related expenses for our sales and marketing personnel, reductions in allocated costs, and lower travel and entertainment expenses.
Our sales and marketing expenses decreased in 2015 as compared to 2014, driven primarily by reductions in compensation related expenses for our sales and marketing personnel, as well as reductions in our marketing expenses.
General and Administrative

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014	2016 over 2015 $ Change	2015 over 2014 $ Change	2016 over 2015 % Change	2015 over 2014 % Change

General and Administrative	$8,077	$9,249	$13,734	(1,172)	(4,485)	(12.7)%	(32.7)%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses decreased in 2016 as compared to 2015 due primarily to lower compensation expenses, reductions in allocated costs, and reductions in expenses associated with excess facilities at our former corporate headquarters facility in San Jose, California.
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
Goodwill Impairment

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014	2016 over 2015 $ Change	2015 over 2014 $ Change	2016 over 2015 % Change	2015 over 2014 % Change

Goodwill Impairment	$—	$5,698	$—	(5,698)	5,698	(100.0)%	100.0%

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

Lease Termination Charges

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014	2016 over 2015 $ Change	2015 over 2014 $ Change	2016 over 2015 % Change	2015 over 2014 % Change

Lease Termination Charges	$—	$3,337	$—	(3,337)	3,337	(100.0)%	100%

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

Loss on write down of property, equipment and other

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014	2016 over 2015 $ Change	2015 over 2014 $ Change	2016 over 2015 % Change	2015 over 2014 % Change

Loss on write down of property, equipment and other	$—	$—	$4,409	—	(4,409)	—%	(100.0)%

As a result of the sale of our Grid business on September 30, 2014, we made the decision to cease use of one of the two buildings we leased at our former corporate headquarters facility and to recharacterize the building as a rental property. Consequently, we performed an impairment analysis on this building and determined that its carrying value was not recoverable. In performing this analysis, we analyzed the expected cash flows from different sub-lease scenarios using recent lease data for similar facilities in the area, including market activity, expected tenant improvements and commissions, as well as the amount of time we believed would be required to secure a tenant for the building. As a result of this analysis, we recorded a write down of the building of $4.4 million during the third quarter of 2014.
Restructuring Charges

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014	2016 over 2015 $ Change	2015 over 2014 $ Change	2016 over 2015 % Change	2015 over 2014 % Change

Restructuring Charges	$286	$—	$391	286	(391)	—%	(100.0)%
During the fourth quarter of 2016, we undertook restructuring actions affecting approximately 7 employees to be terminated between October 2016 and September 2017, as part of an overall plan to reshape our Company for the future. In connection with this restructuring, we recorded restructuring charges of approximately $286,000 related to termination benefits for these personnel during the quarter ended December 31, 2016.

On September 30, 2014, and again in the fourth quarter of 2014, in connection with the sale of the Grid business, we undertook restructuring actions affecting approximately 44 employees who were terminated between September 2014 and March 2015, as part of the strategic plan to focus on our IIoT business. In connection with this restructuring, we recorded restructuring charges of $1.8 million, of which $1.4 million was included in the net loss from discontinued operations for the year ended December 31, 2014.
Interest and Other Income (Expense), Net

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014	2016 over 2015 $ Change	2015 over 2014 $ Change	2016 over 2015 % Change	2015 over 2014 % Change

Interest and Other Income (Expense), Net	$808	$791	$930	17	(139)	2.1%	(14.9)%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other income, net remained relatively unchanged during 2016 as compared to the same period in 2015. Interest and other income, net decreased during 2015 as compared to 2014. This decrease was primarily attributable to a $172,000 decrease in foreign currency remeasurement gains during 2015 as compared to 2014. These foreign currency fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, the resulting translation gains favorably impact other income.
We do not currently anticipate interest income on our investment portfolio will improve during 2017 as we expect interest rates to remain historically low. Future gains or losses associated with remeasuring our foreign currency denominated short-term intercompany balances will depend on the intercompany account balances as well as exchange rates in effect at the time of translation.

Interest Expense on Lease Financing Obligations

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014	2016 over 2015 $ Change	2015 over 2014 $ Change	2016 over 2015 % Change	2015 over 2014 % Change

Interest Expense on Lease Financing Obligations	$—	$(387)	$(1,100)	$(387)	$(713)	(100.0)%	(64.8)%
The monthly rent payments we made to our lessor under the lease agreements for our former San Jose headquarters site were recorded in our financial statements partially as land lease expense, with the remainder being allocated to principal and interest on the financing liability. “Interest expense on lease financing obligations” reflects the portion of our monthly lease payments that is allocated to interest expense.
Interest expense on lease financing obligations was not applicable in 2016 as we terminated the leases associated with these facilities in 2015. Interest expense on lease financing obligations decreased during 2015 as compared to 2014, which was a result of the nature of this expense. As with any amortizing fixed rate loan, payments made earlier in the term of the loan are comprised primarily of interest expense with little being allocated to principal repayment. Payments made later in the term of the loan, however, have an increasing proportion of principal repayment, with less being attributable to interest expense. In addition, the reduction in 2015 was also the result of the fact that in May 2015, we terminated the leases for our former San Jose headquarters facilities and retired virtually all of the associated lease financing obligations.

Income Tax Expense

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014	2016 over 2015 $ Change	2015 over 2014 $ Change	2016 over 2015 % Change	2015 over 2014 % Change

Income Tax Expense	$182	$50	$211	132	(161)	264.0%	(76.3)%

The income tax expense for the years ended December 31, 2016, 2015 and 2014 was $182,000, $50,000 and $211,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
Loss from discontinued operations, net of taxes
Loss from discontinued operations for the year ended December 31, 2014, represents the results of operations of our Grid business during that period. There was no activity related to the Grid business during the years ended December 31, 2016 and 2015.
The major components of the results of operations of the Grid business in 2014 are as follows:

Year ended December 31
2014
Revenues	$18,392
Cost of revenues	11,774
Operating expenses	15,614
Loss from discontinued operations before income taxes	(8,996)
Income taxes	—
Loss on sale of Grid business	(254)
Net loss from discontinued operations, net of income taxes	(9,250)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	535
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	$(8,715)
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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of revenues in our Consolidated Statements of Operations, was approximately $264,000, $390,000, and $500,000 for the years ended December 31, 2016, 2015, and 2014, respectively. During the year ended December 31, 2014, royalty expense reported in discontinued operations was approximately $1,000.
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of December 31, 2016, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
Legal Actions. From time to time, in the ordinary course of business, we may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of December 31, 2016, the amounts of which were immaterial, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

As of December 31, 2016, our contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating leases	$2,282	$974	$1,308	$—	$—
Purchase commitments	7,674	7,674	—	—	—
Total	$9,956	$8,648	$1,308	$—	$—

The amounts in the table above exclude $426,000 of income tax liabilities and related interest and penalties related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement. See Note 12 - Income Taxes of Notes to Consolidated Financial Statements for further discussion.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during 2012 and certain earlier years, we were also able to finance our operations through operating cash flow.

The following table presents selected financial information as of December 31, 2016, and for each of the last three fiscal years (dollars in thousands):

	December 31,
	2016	2015	2014
Cash, cash equivalents, restricted investments, and short-term investments	$23,036	$26,070	$43,570
Trade accounts receivable, net	3,015	4,030	3,948
Working capital	23,083	26,713	40,310
Stockholders’ equity	$24,678	$28,921	$43,177

As of December 31, 2016, we had $23.0 million in cash, cash equivalents, restricted investments, and short-term investments, a decrease of $3.0 million as compared to December 31, 2015. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, payment of taxes associated with certain equity compensation awards, purchases under our stock repurchase programs, and early termination charges associated with our operating leases.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as impairment charges, write-downs of property, plant, and equipment, stock-based compensation, depreciation and amortization, and changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $3.0 million for the year ended December 31, 2016, a decrease in cash outflows of approximately $1.9 million as compared to 2015. During the year ended December 31, 2016, net cash used in operating activities was primarily the result of our net loss of $4.1 million and a reduction in the amount of contingent consideration we owed the former Lumewave shareholders; all of which was partially offset by stock-based compensation expenses of $746,000, depreciation and amortization expense of $489,000, and changes in our operating assets and liabilities of $199,000. The primary components of the $199,000 net change in our operating assets and liabilities were a $1.0 million increase in accounts receivable, a $340,000 increase in deferred revenues, a $323,000 decrease in inventories, and a $200,000 decrease in other current assets; all of which was partially offset by a $1.2 million decrease in accrued liabilities and an $558,000 decrease in accounts payable. Accounts receivable increased based on the timing of shipments in the fourth quarter of 2016. Deferred revenues and deferred cost of goods sold increased due primarily to the timing of sales to our distributors. Inventories decreased as part of an ongoing effort to reduce inventory levels. Other current assets decreased primarily as a result of a reduction in prepaid expenses and the refund of the deposit on our old headquarters building in San Jose. Accrued liabilities decreased primarily due to the payment of bonuses that were accrued as of December 31, 2015 and the reversal of contingent consideration owed to the former Lumewave shareholders. Accounts payable decreased due to the timing of expenditures during the latter part of 2016.
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

Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions and divestitures. Net cash provided by investing activities was $5.2 million for the year ended December 31, 2016, a decrease of $5.5 million in cash inflows compared to 2015. During the year ended December 31, 2016, net cash provided by investing activities was primarily the result of proceeds from the maturities of available-for-sale short-term investments of $29.2 million; partially offset by purchases of available-for-sale short-term investments of $24.0 million, changes in other long-term assets of $160,000, and capital expenditures of $117,000. Other long-term assets decreased primarily due to the refund of a deposit associated with a performance bond we maintained for European VAT purposes.
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

Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs, principal payments on our lease financing obligations, and the acquisition of restricted investments. Net cash used in financing activities was $43,000 for the year ended December 31, 2016, a decrease in outflows of $11.4 million as compared to the same period in 2015. During the year ended December 31, 2016, net cash used in financing activities was primarily the result of $43,000 worth of shares repurchased from employees for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options.
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
As noted above, our cash and investments totaled $23.0 million as of December 31, 2016. Of this amount, approximately 5% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.
Until December 2014, we maintained a $5.0 million line of credit with our primary bank. The line of credit was secured by a collateral of the first priority on $6.3 million of our investments placed in a separate account. In December 2014, we cancelled this line of credit. We continue to maintain an operating credit line of $1.0 million with our primary bank for company credit card purchases. This line of credit continues to be secured by a collateral of the first priority on $1.3 million of our investments (presented as restricted investments in the Consolidated Balance Sheets).

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
Based on our current business plan and revenue prospects, we believe that our existing cash reserves will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. However, we currently expect that our combined cash, cash equivalent, restricted investments, and short-term investment balance will decline during 2017. In the event that we require additional financing, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.
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
For the years ended December 31, 2016, 2015, and 2014, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.3 million, $4.9 million, and $3.0 million, respectively. As of December 31, 2016 and 2015, $0 and $827,000 of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers, respectively.
RECENTLY ISSUED ACCOUNTING STANDARDS
During 2016, there have been no new recent accounting pronouncements or changes in accounting pronouncements, other than those noted in Note 1 in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this report, that are of significance, or potential significance, to our company.
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
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at December 31, 2016 and December 31, 2015, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at December 31, 2016, and December 31, 2015, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES

a.	Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. This evaluation was based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting is effective at this reasonable assurance level as of December 31, 2016.

c.	Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers required by this Item is incorporated herein by reference from the section titled “Executive Officers of Registrant” in Part I of this annual report on Form 10-K. The remaining information required by this Item is incorporated herein by reference from our Proxy Statement for the 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2016.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from our 2017 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference from our 2017 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from our 2017 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference from our 2017 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this Form:

1.	Financial Statements

2.	Financial Statement Schedule

See Note 16 in Notes to Consolidated Financial Statements	86
All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits
Item 601 of Regulation S-K requires the following exhibits listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Registrant, as amended December 7, 2015.
3.3(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Registrant's Common Stock Certificate.
4.2(17)	Tax Benefit Preservation Plan, dated as of April 22, 2016, by and between Echelon Corporation and Computershare Inc., as rights agent.
10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(10)	1997 Stock Plan (as amended and restated March 26, 2004)
10.2(16)+	1997 Stock Plan (as amended and restated April 3, 2013)
10.2(a)(5)+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature
10.2(b)(5)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature
10.2(c)(6)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement
10.2(d)(5)+	Form of 1997 Stock Plan Performance Share Agreement (re: non-standard vesting schedule)
10.2(e)(5)+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees
10.2(f)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees
10.2(g)(5)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees
10.2(h)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria
10.2(i)(5)+	Form of 1997 Stock Plan Performance Share Agreement
10.2(j)(13)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement
10.2(k)(7)+	Form of 1997 Stock Plan Performance Share Agreement for US-based corporate officers
10.2(l)(11)+	Form of 1997 Stock Plan Performance Share Agreement for non US-based corporate officers
10.2(m)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for US-based corporate officers
10.2(n)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non US-based corporate officers

10.2(o)(12)+	Form of 1997 Stock Plan Restricted Stock Award Agreement
10.2(p)(15)+	Form of 1997 Stock Plan Stock Option Agreement for U.S. Optionees (2012)
10.2(q)(15)+	Form of 1997 Stock Plan Stock Option Agreement for U.S. Corporate Officers (2012)
10.2(r)(15)+	Form of 1997 Stock Plan Stock Option Agreement for Optionees Outside the U.S. (2012)
10.2(s)(15)+	Form of 1997 Stock Plan Stock Option Agreement for Corporate Officers Outside the U.S. (2012)
10.2(t)(15)+	Form of 1997 Stock Plan Stock Option Agreement Appendix A for Optionees Outside the U.S. (2012)
10.2(u)(15)+	Form of 1997 Stock Plan Performance Share Agreement for Participants Outside the U.S. (2012)
10.2(v)(15)+	Form of 1997 Stock Plan Performance Share Agreement for Corporate Officers Outside the U.S. (2012)
10.2(w)(15)+	Form of 1997 Stock Plan Performance Share Agreement Appendix A for Participants Outside the U.S. (2012)
10.2 (15)+	1997 Stock Plan (as amended and restated August 18, 2010)
10.3 (18)	2016 Equity Incentive Plan and form agreements
10.4 (19)	2016 Inducement Equity Incentive Plan and form agreements
10.5 (4)	Form of International Distributor Agreement.
10.6 (4)	Form of OEM License Agreement.
10.7 (4)	Form of Software License Agreement.
10.8 (4)	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.
10.9 (9)	Building 1 Lease Agreement dated December 30, 1999
10.10 (9)	First Amendment to Building 1 Lease Agreement dated May 10, 2000
10.11 (9)	Echelon Corporation Common Stock Purchase Agreement with ENEL S.p.A. dated June 30, 2000
10.12 (9)	Second Amendment to Building 1 Lease Agreement dated September 22, 2000
10.13 (9)	Building 2 Lease Agreement dated November 15, 2001
10.14 (9)	Third Amendment to Building 1 Lease Agreement dated April 10, 2008
10.15 (9)	First Amendment to Building 2 Lease Agreement dated April 10, 2008
10.16 (14)	Form of Value Added Reseller Agreement
10.17
Assignment and Amendment dated April 29, 2011 between the Company and Avnet Europe Comm VA (assigning and modifying the International Distributor Agreement filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed on June 1, 1998)

10.18+	Echelon Corporation Employment Agreement by and between Echelon Corporation and Ronald A. Sege dated August 18, 2010
10.19(16)+	Form of Executive Change in Control and Severance Agreement (2013)
10.20(20)+	Echelon Corporation Employment letter with Alicia Jayne Moore dated June 27, 2013
21.1(3)	Subsidiaries of the Registrant.
23.1	Consent of Armanino LLP, Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1(4)	Power of Attorney (see signature page).
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(1)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 14, 2000, and Current Report on Form 8-K filed on December 10, 2015.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 16, 2007, filed on August 17, 2007.

(3)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1/A filed on July 9, 1998.

(4)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 filed on June 1, 1998.

(5)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 16, 2007.

(6)	Incorporated herein by reference to the Registrant's Current Report Form 8-K dated April 12, 2007, filed on April 18, 2007.

(7)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008.

(8)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 21, 2000.

(9)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, filed on March 11, 2010.

(10)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on June 1, 2005.

(11)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 6, 2010.

(12)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 3, 2010

(13)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 17, 2008

(14)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 16, 2010

(15)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 8, 2012

(16)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 9, 2013

(17)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on April 26, 2016

(18)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed on November 9, 2016

(19)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on April 21, 2016

(20)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Echelon Corporation
Santa Clara, California

We have audited the accompanying consolidated balance sheet of Echelon Corporation and subsidiaries ("the Company") as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments to employees as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” effective January 1, 2016.

/s/ ARMANINO LLP
San Jose, California
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Echelon Corporation:
We have audited the accompanying consolidated balance sheet of Echelon Corporation and subsidiaries (the Company)as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echelon Corporation and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Santa Clara, California
March 30, 2016

ECHELON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,803	$7,691
Restricted investments	1,250	1,401
Short-term investments	11,983	16,978
Accounts receivable, net of allowances of $564 in 2016 and $521 in 2015 [1]	3,015	4,030
Inventories	2,570	2,893
Deferred cost of goods sold	1,104	1,122
Other current assets	900	1,109
Total current assets	30,625	35,224
Property and equipment, net	445	595
Intangible assets, net	953	1,183
Goodwill (see Note 10)	—	—
Other long-term assets	885	1,044
Total assets	$32,908	$38,046
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,697	$2,267
Accrued liabilities	2,174	2,885
Deferred revenues	3,671	3,359
Total current liabilities	7,542	8,511
LONG-TERM LIABILITIES:
Other long-term liabilities	688	614
Total liabilities	8,230	9,125
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value:
Authorized - 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value:
Authorized - 10,000,000 shares
Issued - 4,753,654 in 2016 and 4,738,370 shares in 2015, Outstanding - 4,431,736 in 2016 and 4,416,452 shares in 2015	48	47
Additional paid-in capital	358,123	356,746
Treasury stock (321,918 shares in 2016 and 2015)	(28,130)	(28,130)
Accumulated other comprehensive loss	(2,437)	(1,594)
Accumulated deficit	(303,180)	(298,402)
Total Echelon Corporation stockholders’ equity	24,424	28,667
Non controlling interest in subsidiary	254	254
Total stockholders’ equity	24,678	28,921
Total liabilities and stockholders’ equity	$32,908	$38,046
1 Includes related party amounts of $0 and $827 in 2016 and 2015, respectively. See Note 14 for additional information on related party transactions.
See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2016	2015	2014
Revenues (1)	$32,385	$38,804	$38,730
Cost of revenues (2)	14,302	16,528	16,818
Gross profit	18,083	22,276	21,912
Operating expenses:
Product development (2)	8,260	9,747	9,510
Sales and marketing (2)	6,189	7,832	9,098
General and administrative (2)	8,077	9,249	13,734
Goodwill impairment	—	5,698	—
Lease termination charges	—	3,337	—
Loss on write down of property, equipment and other	—	—	4,409
Restructuring charges	286	—	391
Total operating expenses	22,812	35,863	37,142
Loss from continuing operations	(4,729)	(13,587)	(15,230)
Interest and other income (expense), net	808	791	930
Interest expense on lease financing obligations	—	(387)	(1,100)
Loss from continuing operations before provision for income taxes	(3,921)	(13,183)	(15,400)
Income tax expense	182	50	211
Net loss from continuing operations	(4,103)	(13,233)	(15,611)
Net loss from discontinued operations, net of income taxes(2)	—	—	(9,250)
Net loss from discontinued operations attributable to non controlling interest, net of income taxes	—	—	535
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	—	—	(8,715)
Net loss attributable to Echelon Corporation Stockholders	$(4,103)	$(13,233)	$(24,326)

Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(0.93)	$(3.00)	$(3.59)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$—	$—	$(2.00)
Basic and diluted net loss per share attributable to Echelon Corporation Stockholders	$(0.93)	$(3.00)	$(5.59)

Shares used in computing net loss per share:
Basic	4,425	4,409	4,350
Diluted	4,425	4,409	4,350

[1]	Includes related party amounts of $1,313, $4,909, and $2,993 in 2016, 2015, and 2014, respectively. See Note 14 for additional information on related party transactions.
2 See Note 8 for summary of amounts included representing stock-based compensation expense.
See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year ended December 31,
	2016	2015	2014

Net loss from continuing operations	$(4,103)	$(13,233)	$(15,611)
Net loss from discontinued operations, net of income taxes	—	—	(9,250)
Net loss	(4,103)	(13,233)	(24,861)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(853)	(1,158)	(1,431)
Unrealized holding gain (loss) on available-for-sale securities	10	(5)	(15)
Total other comprehensive income (loss)	(843)	(1,163)	(1,446)
Comprehensive loss	(4,946)	(14,396)	(26,307)
Less: comprehensive loss attributable to non controlling interest	—	—	535
Comprehensive loss attributable to Echelon Corporation Stockholders	$(4,946)	$(14,396)	$(25,772)

See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Echelon Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in- capital	Accu-mulated Other Compre-hensive Income (Loss)	Accumu-lated Deficit	Non Control-ling Interest	Total
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2013	4,657	$47	(322)	$(28,130)	$355,099	$1,015	$(260,843)	$789	$67,977
Exercise of stock options	—	—	—	—	17	—	—	—	17
Release of restricted stock units	46	—	—	—	—	—	—	—	—
Stock received for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options	(17)	—	—	—	(422)	—	—	—	(422)
Stock-based compensation	—	—	—	—	1,197	—	—	—	1,197
Stock issued for Lumewave acquisition	34	—	—	—	715	—	—	—	715
Foreign currency translation adjustment	—	—	—	—	—	(1,431)	—	—	(1,431)
Unrealized holding loss on available-for-sale securities	—	—	—	—	—	(15)	—	—	(15)
Net loss	—	—	—	—	—	—	(24,326)	(535)	(24,861)
BALANCE AT DECEMBER 31, 2014	4,720	$47	(322)	$(28,130)	$356,606	$(431)	$(285,169)	$254	$43,177
Release of restricted stock units	34	—	—	—	—	—	—	—	—
Stock received for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options	(16)	—	—	—	(153)	—	—	—	(153)
Stock-based compensation	—	—	—	—	293	—	—	—	293
Foreign currency translation adjustment	—	—	—	—	—	(1,158)	—	—	(1,158)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	(5)	—	—	(5)
Net loss	—	—	—	—	—	—	(13,233)	—	(13,233)
BALANCE AT DECEMBER 31, 2015	4,738	$47	(322)	$(28,130)	$356,746	$(1,594)	$(298,402)	$254	$28,921
Cumulative effect adjustment from adoption of accounting standard	—	—	—	—	675	—	(675)	—	—
Release of restricted stock units	24	1	—	—	(1)	—	—	—	—
Stock received for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options	(8)	—	—	—	(43)	—	—	—	(43)
Stock-based compensation	—	—	—	—	746	—	—	—	746
Foreign currency translation adjustment	—	—	—	—	—	(853)	—	—	(853)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	10	—	—	10
Net loss	—	—	—	—	—	—	(4,103)	—	(4,103)
BALANCE AT DECEMBER 31, 2016	4,754	$48	(322)	$(28,130)	$358,123	$(2,437)	$(303,180)	$254	$24,678
See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2016	2015	2014
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss including non-controlling interest	$(4,103)	$(13,233)	$(24,861)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	489	1,767	3,350
Lease termination charges	—	3,337	—
Goodwill impairment charges	—	5,698	3,388
Increase (decrease) in allowance for doubtful accounts	6	(19)	(57)
Loss on disposal of Grid business	—	—	254
Loss on disposal and write-down of fixed assets	1	81	5,217
Increase in accrued investment income	(43)	(31)	(32)
Stock-based compensation	746	293	1,197
Adjustment to contingent consideration	(318)	(650)	43
Change in operating assets and liabilities:
Accounts receivable	1,009	(53)	2,536
Inventories	323	409	1,757
Deferred cost of goods sold	(20)	277	209
Other current assets	200	356	1,007
Accounts payable	(558)	(1,309)	(81)
Accrued liabilities	(1,176)	(1,097)	(4,034)
Deferred revenues	340	(707)	(846)
Deferred rent	81	(45)	(35)
Net cash used in operating activities	(3,023)	(4,926)	(10,988)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(23,955)	(16,974)	(28,975)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	29,155	28,852	48,000
Change in other long-term assets	160	(795)	29
Cash paid for acquisition, net of cash acquired	—	—	(924)
Proceeds from divestiture of Grid business, net of transaction costs	—	—	2,144
Capital expenditures	(117)	(306)	(746)
Net cash provided by investing activities	5,243	10,777	19,528
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments of lease financing obligations	—	(11,278)	(2,064)
Proceeds from exercise of stock options	—	—	17
Restricted investments used as collateral for line of credit	—	—	(6,250)
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(43)	(153)	(422)
Net cash used in financing activities	(43)	(11,431)	(8,719)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(65)	(69)	(1,129)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,112	(5,649)	(1,308)
CASH AND CASH EQUIVALENTS:
Beginning of year	7,691	13,340	14,648
End of year	$9,803	$7,691	$13,340
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on lease financing obligations	$—	$387	$1,003
Cash paid for income taxes	$169	$249	$294
Fair value of stock issued in connection with acquisition	$—	$—	$715
Non-cash transfer from financing to investing for restricted investments used as collateral for credit cards	$—	$—	$1,399
Non-cash transfer of restricted investments to available-for-sale short-term investments	$151	$—	$4,851
See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Significant Accounting Policies
Operations
Echelon Corporation (the Company) was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. The Company is based in Santa Clara, California, and maintains offices in seven foreign countries throughout Europe and Asia. Its products enable everyday devices — such as air conditioners, appliances, elevators, electricity meters, light switches, thermostats, and valves — to be made “smart” and inter-connected, part of an emerging market known as the Industrial Internet of Things ("IIoT").

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

In 2014, the Company announced and completed the sale of its Grid business to S&T AG, a publicly traded European IT systems provider with an existing focus on smart energy products and services. The results of the Grid business for the year ended December 31, 2014, is now classified as discontinued operations. As a result of this transaction, the Company now operates in one reporting segment- the IIoT segment.
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

•
The Company's sales are currently concentrated, as approximately 28.7% of revenues for the year ended December 31, 2016, were derived from one customer, Avnet Europe Comm VA ("Avnet"), the Company's primary distributor of its IIoT products in Europe and Japan. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from the Company, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

Recently Issued Accounting Standards

(i) New Accounting Standards Recently Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), which simplifies the accounting for share-based payments, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statements of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. During the fourth quarter of 2016, the Company elected to early adopt ASU 2016-09, with retrospective application to January 1, 2016. The primary impact of adoption was to the Company's accounting policy for forfeited equity compensation awards. Prior to the adoption of ASU 2016-09, the Company's stock-based compensation expense was calculated using an estimated forfeiture rate. Following the adoption, the Company recognizes the impact of forfeitures on stock-based compensation expense as they occur. The net cumulative effect of this change was recognized as a $675,000 reduction to retained earnings as of January 1, 2016.

(ii) New Accounting Standards Not Yet Effective

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In July 2015, the FASB deferred the effective date of ASU 2014-09 so that it will apply to annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early application is permitted to annual reporting periods beginning after December 15, 2016, in which case ASU 2014-09 would apply to annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method. The Company currently anticipates the standard will have a material impact on its financial statements and disclosures. While the Company continues to assess all potential impacts of the standard, it currently believes the most significant impact relates to its accounting for sales made to distributors under agreements that contain a limited right to return unsold products and price adjustment provisions. Under the existing revenue guidance, the Company has historically concluded that the price to these distributors is not fixed or determinable at the time it delivers products to them. Accordingly, revenue from sales to these distributors has not historically been recognized until the distributor resells the product. By contrast, under the new standard, the Company expects to recognize revenue, including estimates for applicable variable consideration, predominately at the time of shipment to these distributors, thereby accelerating the timing of revenue for products sold through distributors. During the year ended December 31, 2016, the Company recognized approximately $14.7 million of revenue sold through such distributors.

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
The Company allocates revenue to each element in a multiple-element arrangement based upon their relative selling price. The Company determines the selling price for each deliverable using vendor specific objective evidence (“VSOE”) of selling price or third party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, the Company uses its best estimated selling price (“BESP”) for that deliverable. Any discounts offered by the Company are allocated, proportionally, to each of the deliverables. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for the respective element.
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
The Company regularly reviews VSOE and has established a review process for TPE and BESP. The Company maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the year ended December 31, 2016, resulting from changes in VSOE, TPE, or BESP, nor does the Company expect a material impact from such changes in the near term.
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
Short-Term Investments

The Company classifies its investments in marketable debt securities as available-for-sale. Securities classified as available-for-sale are reported at fair value with the related unrealized holding gains and losses, net of tax, being included in accumulated other comprehensive loss.

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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company's only financial assets or liabilities required to be measured at fair value on a recurring basis at December 31, 2016, are fixed income available-for-sale securities. See Note 2 of these Notes to Consolidated Financial Statements for a summary of the input levels used in determining the fair value of the Company's cash equivalents and short-term investments as of December 31, 2016.
Inventories

Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	December 31, 2016	December 31, 2015

Purchased materials	$148	$164
Finished goods	2,422	2,729
	$2,570	$2,893
Impairment of Long-Lived Assets Including Goodwill
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset's carrying value to the future undiscounted cash flows the asset is expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. For the year ended December 31, 2014, the Company recognized impairments associated with certain long-lived assets associated with its Grid division and a building that the Company ceased use of at its corporate headquarters facility (see Note 3 for additional information regarding the impairment). For the years ended December 31, 2016 and December 31, 2015, the Company recognized no impairments of long-lived assets.
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
Software Development Costs
For software to be sold, leased, or otherwise marketed, the Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the three years ended December 31, 2016, costs that were eligible for capitalization were insignificant and, thus, the Company has charged all software development costs to product development expense in the accompanying consolidated statements of operations.

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31, 2016	December 31, 2015

Accrued payroll and related costs	$1,299	$2,119
Warranty reserve	118	120
Contingent consideration	—	318
Restructuring charges	273	—
Other accrued liabilities	484	328
	$2,174	$2,885
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
Concentrations of Credit Risk and Suppliers
The Company's financial instruments have historically consisted of cash equivalents, short-term investments, accounts receivable, accounts payable, and lease financing obligations. The carrying value of the Company's financial instruments approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments, which are classified as either cash equivalents or short-term investments, and trade receivables. With respect to its investments, the Company has an investment policy that limits the amount of credit exposure to any one financial institution and restricts placement of the Company's investments to financial institutions independently evaluated as highly creditworthy. With respect to its trade receivables, the Company performs ongoing credit evaluations of each of its customers' financial condition. For a customer whose credit worthiness does not meet the Company's minimum criteria, the Company may require partial or full payment prior to shipment. Alternatively, prior to shipment, customers may be required to provide the Company with an irrevocable letter of credit or arrange for some other form of coverage, such as a bank guarantee, to mitigate the risk of uncollectibility. Additionally, the Company establishes an allowance for doubtful accounts and sales return allowances based upon factors surrounding the credit risk of specific customers, historical trends, and other available information. With the exception of amounts owed to the Company on sales made to certain significant customers, concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and their dispersion across many different industries and geographies. As of December 31, 2016 and 2015, the percentage of the Company's total accounts receivable balance that were due from the following significant customers is as follows (refer to Note 9 - Significant Customers for a discussion of revenues generated from the Company's significant customers):

	December 31,
	2016	2015
Enel Distribuzione Spa	—%	18.2%
Avnet Europe Comm VA	26.9%	12.9%
Total	26.9%	31.1%
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
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	Year ended December 31,
	2016	2015	2014
Net loss (Numerator):
Net loss from continuing operations attributable to Echelon Corporation Stockholders	$(4,103)	$(13,233)	$(15,611)
Net loss from discontinued operations attributable to Echelon Corporation Stockholders	—	—	(8,715)
Net loss attributable to Echelon Corporation Stockholders	$(4,103)	$(13,233)	$(24,326)

Shares (Denominator):
Weighted average common shares outstanding	4,425	4,409	4,350
Shares used in basic computation	4,425	4,409	4,350
Common shares issuable upon exercise of stock options (treasury stock method)	—	—	—
Shares used in diluted computation	4,425	4,409	4,350

Net loss per share:
Basic and diluted net loss per share from continuing operations attributable to Echelon Corporation Stockholders	$(0.93)	$(3.00)	$(3.59)
Basic and diluted net loss per share from discontinued operations attributable to Echelon Corporation Stockholders	$0.00	$0.00	$(2.00)
Basic and diluted net loss per share attributable to Echelon Corporation Stockholders	$(0.93)	$(3.00)	$(5.59)

For the years ended December 31, 2016, 2015 and 2014, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options or RSUs due to the Company’s net loss position. The number of stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and contingently issuable shares excluded from this calculation for the years ended December 31, 2016, 2015 and 2014 was 837,035, 367,363 and 406,134, respectively.
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
2. Financial Instruments

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents, and short-term investments, and measured its liability related to contingent consideration due to Lumewave, Inc. ("Lumewave") shareholders at fair value. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at December 31, 2016 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$4,513	$4,513	$—	$—
U.S. government securities(2)	13,233	—	13,233	—
Total	$17,746	$4,513	$13,233	$—
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
(1)    Included in cash and cash equivalents in the Company’s consolidated balance sheets

(2)	Represents the portfolio of available-for-sale securities and is included in restricted investments and short-term investments in the Company’s consolidated balance sheets
The Company’s available-for-sale securities consist of U.S. government securities with a minimum and weighted average credit rating of A-1+. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, the Company classifies all of its fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. The Company's procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources. There were no transfers between Level 1 and 2 hierarchies for the years ended December 31, 2016 and 2015.

The contingent consideration payable to Lumewave's shareholders, which the Company recognized upon it's purchase of Lumewave in August 2014 and is included in accrued liabilities in the Company's consolidated balance sheets as of December 31, 2015, was classified within Level 3 because significant assumptions, including revenue levels and gross profit achievement for this obligation, were not observable in the market. The table below includes a rollforward of the balance sheet amounts for financial instruments classified by the Company within Level 3 of the valuation hierarchy for the two years ended December 31, 2016 (in thousands):

Contingent Consideration
BALANCE AT DECEMBER 31, 2014	$968
Adjustment to contingent consideration	(650)
BALANCE AT DECEMBER 31, 2015	$318
Adjustment to contingent consideration	(318)
BALANCE AT DECEMBER 31, 2016	$—
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
As of December 31, 2016, the Company’s available-for-sale securities had contractual maturities from 5 to 6 months and an average remaining term to maturity of 3 months. Among the Company's available-for-sale securities, there have been no unrealized holding losses for a period of greater than 12 months as of December 31, 2016. As of December 31, 2016, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$11,984	$11,983	$—	$1
The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses for the Company’s available-for-sale short-term investments, by major security type, were as follows as of December 31, 2015 (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$16,989	$16,978	$—	$11

Market values were determined for each individual security in the investment portfolio. Any decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. The Company reviews its investments on a regular basis to evaluate whether or not any have experienced an other-than-temporary decline in fair value. The cost of securities sold is based on the specific identification method and realized gains and losses are included in Interest and other income (expense), net in the Company's consolidated statements of operations.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

The majority of the Company's non-financial assets and liabilities, which have historically included goodwill, intangible assets, inventories, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur (or tested at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment and an impairment is recorded to reduce the non-financial instrument's carrying value to the fair value as a result of such triggering events, the non-financial assets and liabilities are measured at fair value for the period such triggering events occur. During the years ended December 31, 2015 and 2014, the Company recognized impairments of its goodwill of $5.7 million and $3.4 million, respectively, based on Level 1, Level 2, and Level 3 inputs. See Note 10 - Goodwill and Intangible Assets for a further discussion of these impairments.
3. Property and Equipment
A summary of property and equipment, net as of December 31, 2016 and 2015 is as follows (in thousands):

	December 31, 2016	December 31, 2015
Computer and other equipment	$3,370	$3,253
Software	3,130	3,130
Furniture and fixtures	110	106
Leasehold improvements	194	191
	6,804	6,680
Less: Accumulated depreciation and amortization	(6,359)	(6,085)
Property and equipment, net	$445	$595

Property and equipment are stated at cost. Depreciation is provided using the straight-line method as follows:

•	Computer equipment and related software, other equipment, and furniture and fixtures are depreciated over their estimated useful lives of two to five years; and

•	Certain telecommunications equipment is depreciated over its estimated useful life of 10 years.
Accounting for former San Jose headquarter buildings and improvements
In December 1999, the Company entered into a lease agreement with a real estate developer for its former corporate headquarters in San Jose, California. In October 2000, the Company entered into a second lease agreement with the same real estate developer for an additional building at its headquarters site. These leases were scheduled to expire in 2011 and 2013, respectively.
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
The Company historically accounted for the two buildings at its San Jose, California headquarters site under authoritative guidance pertaining to leases in which the Company is both involved in the construction of the lease assets and for which certain sale-leaseback criteria are not met. This results in the Company being the “deemed owner” of the two buildings for accounting purposes only. Accordingly, the leases associated with these facilities are accounted for as financing obligations.

The cost of buildings and improvements for the Company's former leased San Jose, California headquarters facilities, for which it was the “deemed owner” for accounting purposes only, included both the costs paid for directly by the Company and the costs paid for by the builder (lessor) from the period commencing with the start of construction through the lease commencement date for each building. These building assets and leasehold improvements were depreciated over the shorter of the remaining lease term or estimated useful lives.
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

As a result of the sale of the Grid business on September 30, 2014 (see Note 5 - Discontinued Operations), the Company made the decision to cease use of one building within its corporate headquarters and recharacterize the building as a rental property. Consequently, management performed an impairment analysis on this building and determined that its carrying value was not recoverable. In performing this analysis, management analyzed the expected cash flows from different sub-lease scenarios using then current lease data for similar facilities in the area including market activity, expected tenant improvements and commissions, and period of time between recharacterization and lease up. As a result of this analysis,the Company recorded a write down of the building of $4.4 million during the three months ended September 30, 2014.

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
For the years ended December 31, 2015, and 2014, the Company recorded depreciation expense associated with the former San Jose headquarter building assets of $1.1 million and $1.9 million, respectively. As of December 31, 2015, the net book value of the building assets was $0.
Under the lease agreements, a portion of the total lease payments was accounted for as an operating lease of land and recorded as expense on a straight-line basis over the term of the lease. The remaining portions of the monthly lease payments were considered to be payments of principal and interest on the lease financing obligations. For the years ended December 31, 2015, and 2014, land lease expense was $617,000 and $741,000, respectively. For the years ended December 31, 2015, and 2014, principal reductions on the lease financing obligations were $11.3 million and $2.2 million, respectively; and interest expense was $387,000 and $1.1 million, respectively.
Impairment of certain long-lived assets of the Grid business
During 2014, in light of the facts mentioned in Note 5 - Discontinued Operations and Note 10 - Goodwill and Intangible Assets, prior to assessing the goodwill for impairment, the Company evaluated whether the long-lived assets of the Grid business were impaired. As the Company had not yet made a final decision between the two likely scenarios for the Grid business as of June 30, 2014, the Company assessed the realizability of long-lived assets using cash flows associated with two scenarios for this reporting unit (i.e. sale or wind down of the Grid business). The Company applied a probability weighting of two potential scenarios: cashflows from a wind down of the business versus cashflows from a potential sale of the Grid business. The wind down scenario also included an assessment of the residual value of the Grid business’ long-lived assets. The results of this analysis showed that the carrying value of the Grid business’ long-lived assets exceeded their fair value and accordingly the Company recorded a write down of property, equipment and other assets of $687,000 during the quarter ended June 30, 2014. This impairment charge has been reported as part of the discontinued operations for the year ended December 31, 2014.
4. Acquisitions

On August 15, 2014, the Company purchased 100% of the outstanding shares of Lumewave, Inc. (“Lumewave”). The acquisition was aimed at expanding the Company’s outdoor lighting business. The purchase price consisted of $1.8 million in cash paid at closing and $715,000 in common stock of the Company distributed at closing. Additionally, if certain gross margin targets for the Lumewave business were achieved during the period from August 16, 2014 through August 15, 2016, an additional $1.3 million in consideration would have been payable to the selling shareholders of Lumewave. The fair value of this additional consideration was $925,000 as of September 30, 2014. The purchase price was subject to adjustment based on the final working capital balances. As a result of the final agreed-upon working capital balances, the selling shareholders agreed to repay $225,000, which was received by the Company during the quarter ended December 31, 2014. The cash purchase price was adjusted for this $225,000 working capital adjustment.

The assets acquired and liabilities assumed are reflected in the Company’s consolidated balance sheet at December 31, 2016, and the results of operations of Lumewave are included in the consolidated statements of operations since August 16, 2014. The following table summarizes the purchase price allocation based on estimated fair values of assets acquired and liabilities assumed at the acquisition date (amounts in thousands):

Amount
Cash and cash equivalents	$630
Accounts receivable	107
Inventory	31
Other current assets	259
Property and equipment	23
Identifiable intangible assets	1,500
Goodwill	1,257
Accounts payable	(352)
Accrued liabilities	(255)
$3,200

Identifiable intangible assets include $800,000 in developed technology, $500,000 in customer relationships, and $200,000 for trade names. The identifiable intangible assets are being amortized over a period of 6.5 years. Transaction costs associated with the acquisition were not material. The method used to value the identified intangibles was an income method approach which incorporated a discount rate ranging from 21% to 22%.

Pro forma information for this acquisition is not presented as the results of the acquired business are not material to the Company’s consolidated financial statements.

The contingent consideration was measured at fair value based on management’s estimate of achieving the specified targets and discounted to its then present value of $925,000. The contingent consideration was payable in a combination of cash and the Company’s common stock. Both the fair value of the cash and equity portions of the contingent consideration were recorded as a liability and were remeasured each reporting period, with any change in their fair values recorded to earnings. The equity component of the contingent consideration was ultimately intended to be settled by issuing additional equity upon final determination of the targets being achieved.The number of shares to be issued was to be based on the average closing price of the Company's stock during the six days prior to the acquisition date.

As of December 31, 2015, the fair value of the contingent consideration was $318,000, and was recorded in accrued liabilities in the Company's consolidated balance sheets. During the quarter ended December 31, 2015, the Company determined that it was no longer probable that the targets specified in the purchase agreement would be met at a level requiring a full payout of the contingent consideration. Accordingly, the Company reduced the associated liability to management's best estimate of the fair value as of December 31, 2015. This resulted in a $577,000 adjustment, which was recorded as a reduction to general and administrative expenses in the Company's consolidated statements of operations. The remaining change in contingent consideration was due to amortization of interest on the contingent consideration.

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
5. Discontinued Operations

During 2014, the Company announced that it had reached an agreement to sell its Grid business in order to focus on its IIoT business and on future opportunities in this market. On September 30, 2014, the Company completed the sale of its Grid business to S&T AG ("S&T"), a publicly traded European IT systems provider.

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

The assets and liabilities of the Company's Grid division joint venture (see Note 18) were not included in the sale to S&T. As of December 31, 2014, the Company was in the process of negotiating the sale of the joint venture's remaining net assets and recorded the assets and liabilities of the joint venture at the lower of their carrying amount or fair value less cost to sell and had classified them as held for sale on the Company's consolidated balance sheets. The remaining asset and liabilities principally relate to deferred revenues and the related deferred costs of sales, and accrued liabilities. As of December 31, 2015, the Company determined that the joint venture's remaining net assets would not be sold. As such, they were removed from held for sale.

As a result of restructuring activities during the third quarter of 2014, a total of $1.4 million of restructuring costs is included in loss from discontinued operations for the year ended December 31, 2014. All of this amount was paid as of September 30, 2015.

The Company has classified the results of operations of the Grid business as discontinued operations for the year ended December 31, 2014. There was no activity related to the Grid business during the years ended December 31, 2016, and 2015. The table below provides a summary of the components of the net loss from discontinued operations for 2014 and excludes certain shared overhead costs that were previously allocated to the Grid segment as ASC 205-20 prohibits the allocation of general overhead costs to discontinued operations.

Year ended December 31,
2014

Revenues (1)	$18,392
Cost of revenues	11,774
Operating expenses	15,614
Loss from discontinued operations before income taxes	(8,996)
Income taxes	—
Loss on sale of Grid business	(254)
Net loss from discontinued operations, net of income taxes	(9,250)
Net loss from discontinued operations attributable to non-controlling interest, net of income taxes	535
Net loss from discontinued operations attributable to Echelon Corporation Stockholders, net of income taxes	$(8,715)

(1) Includes related party amounts of $112,000 for the year ended December 31, 2014.

The sale agreement contains certain indemnification provisions related to the Grid business whereby the Company may have obligations related to the period it owned the Grid business. The Company believes the estimated fair value of these indemnification provisions are minimal and accordingly, no liability is recorded for these indemnifications as of December 31, 2016.

6. Accumulated Other Comprehensive Loss

	Foreign currency translation adjustment (Amount in thousands)	Unrealized gain (loss) on available-for-sale securities (Amount in thousands)	Accumulated Other Comprehensive Loss (Amount in thousands)
Beginning balance at December 31, 2014	$(424)	$(7)	$(431)
Change during the year	(1,158)	(5)	(1,163)
Ending balance at December 31, 2015	$(1,582)	$(12)	$(1,594)
Change during the year	(853)	10	(843)
Ending balance at December 31, 2016	$(2,435)	$(2)	$(2,437)

7. Stockholders’ Equity and Employee Stock Option Plans

(a) Reverse Stock Split

On December 7, 2015, the Company implemented a 1-for-10 reverse stock split. All share information contained within this report, including the accompanying consolidated financial statements and footnotes, have been retroactively adjusted to reflect the effects of the reverse stock split.

(b) Preferred Stock
As of December 31, 2016, the Company was authorized to issue 5,000,000 shares of $0.01 par value preferred stock, of which none was outstanding.
(c) Common Stock
As of December 31, 2016, the Company was authorized to issue 10,000,000 shares of $0.01 par value common stock, of which 4,431,736 were outstanding.

(d) Tax Benefit Preservation Plan
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

(e) Stock Option Programs
The Company grants equity compensation awards under the 2016 Equity Incentive Plan (the "2016 Plan") and the 2016 Inducement Equity Incentive Plan (the "2016 Inducement Plan"). Prior to adoption of these Plans in 2016, the Company granted equity compensation awards under the 1997 Stock Plan (the “1997 Plan”), which terminated as of October 4, 2016. A more detailed description of each of the Plans can be found below.
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
2016 Equity Incentive Plan
In October 2016, the Company adopted the 2016 Equity Incentive Plan for employees, officers, directors, and non-employee consultants. In setting the initial share reserve under the 2016 Plan of 500,000 shares, the Company considered the number of outstanding awards and forecasted grants under the Plan. In addition to the initial share reserve of 500,000 shares, the 2016 Plan also includes any shares subject to awards under the 1997 Plan that, after the termination of the 1997 Plan, expire or otherwise terminate without having vested or without having been exercised in full and any shares issued pursuant to awards granted under the 1997 Plan that are forfeited to or repurchased by the Company.
As of December 31, 2016, there were a total of 1.2 million shares of Common Stock reserved for issuance under the 2016 Plan, of which 687,036 were subject to outstanding awards and 502,825 shares remained available for new awards under the Plan. Stock options granted under the 2016 Plan generally have a term of 10 years, and the exercise price of said stock options is determined by the Board of Directors (or a Committee of the Board of Directors), and, except for limited circumstances, will be at least equal to 100% of the fair market value per share of common stock on the date of grant (or at least 110% of such fair market value for an incentive stock option granted to a stockholder with greater than 10% voting power of all stock). Options and awards generally vest ratably over 2 to 3 years.
The 2016 Plan also allows for the issuance of stock purchase rights and options that are immediately exercisable through execution of a restricted stock purchase agreement. Shares purchased pursuant to a stock purchase agreement may (but are not required to) be subject to vesting conditions, and the shares acquired may not be transferred by the participant until the vesting conditions (if any) are satisfied. In the event of termination of employment, the Company, at its discretion, may repurchase unvested shares at a price equal to the original issuance price. In addition, the 2016 Plan allows for the issuance of stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and Performance Units and Performance Shares. SARs are rights to receive, in cash or shares of the Company's common stock, as designated on the grant date, the appreciation in fair market value of common stock between the exercise date and the date of grant. SARs may be granted alone or in tandem with options. The exercise price of a SAR will be at least equal to 100% of the fair market value per share of common stock on the date of grant. RSUs, Performance Units, and Performance Shares are awards that result in a payment to a participant, generally in the form of an issuance of shares of the Company's common stock, at such time as specified performance goals or other vesting criteria are achieved or the awards otherwise vest. RSUs, Performance Units, and Performance Shares issued by the Company generally vest in equal, annual installments over 4 years. In addition, certain of these awards have additional financial-based performance requirements that must be met before vesting can occur. Awards with performance-based vesting conditions expire no later than the 5 year anniversary of the grant date if the performance criteria have not been met.
2016 Inducement Equity Incentive Plan
On April 20, 2016, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register 250,000 shares of common stock to be issued pursuant to the 2016 Inducement Plan. The purpose of the Inducement Plan is to facilitate the Company's ability to attract and retain the best available new hires by providing an inducement to such individual entering into employment with the Company or subsidiary of the Company. The Inducement Plan permits the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares, each with terms similar to those governed by the previously discussed 2016 Plan. Each award under the Inducement Plan is intended to qualify as an employment inducement award under NASDAQ Listing Rule 5635(c)(4).

As of December 31, 2016, there were a total of 250,000 shares of Common Stock reserved for issuance under the 2016 Inducement Plan, of which 150,000 were subject to outstanding awards and 100,000 shares remained available for new awards under the Plan.
1997 Stock Plan (terminated October 4, 2016)
During 1997, the Company adopted the 1997 Stock Plan for employees, officers, directors, and non-employee consultants, which was amended and restated in May 2004, and further amended and restated in April 2013. During 2013, the Board determined that it was in the best interest of the Company and the stockholders to amend and restate the Plan. In setting the share reserve under the amended Plan, the Company considered the number of outstanding awards and forecasted grants under the Plan. As of March 31, 2013 a total of 2,097,283 shares of its Common Stock were reserved for issuance under the Plan, of which 550,540 shares were subject to outstanding awards and 1,546,743 shares remained available for new awards under the Plan. Upon approval of the amended Plan by the shareholders, the total number of shares issuable under the Plan after March 31, 2013, was reduced from 2,097,283 to 1,090,540, including the 550,540 shares subject to current outstanding awards plus an additional 540,000 shares for future new awards. In determining the size of the share reserve, the Company took into account historical grant practices and the rate of granting equity awards (“burn rate”). As discussed above, the 1997 Plan was terminated on October 4, 2016. As of the termination date, all outstanding awards granted under the 1997 Plan were transferred to the 2016 Plan. However, they will continue to be governed by the terms of the 1997 Plan.
Under the 1997 Plan, incentive stock options to purchase shares of common stock were eligible to be granted at not less than 100% of the fair market value. Options granted from May 6, 2003 to March 31, 2013, generally have a term of 5 years from the date of grant. All other options granted generally have a term of 10 years. The exercise price of stock options granted under the 1997 Plan is determined by the Board of Directors (or a Committee of the Board of Directors), but were at least equal to 100% of the fair market value per share of common stock on the date of grant (or at least 110% of such fair market value for an incentive stock option granted to a stockholder with greater than 10% voting power of all stock), except that up to 10% of the aggregate number of shares reserved for issuance under the 1997 Plan (including shares that have been issued or are issuable in connection with options exercised or granted under the 1997 Plan) were available have exercise prices that are from 0% to 100% of the fair market value of the common stock on the date of grant. Options generally vested ratably over four years.
The 1997 Plan also allowed for the issuance of stock purchase rights and options that were immediately exercisable through execution of a restricted stock purchase agreement. Shares purchased pursuant to a stock purchase agreement generally vested ratably over 4 years. In the event of termination of employment, the Company, at its discretion, may repurchase unvested shares at a price equal to the original issuance price. In addition, the 1997 Plan allowed for the issuance of stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), and restricted stock units (“RSUs”). SARs are rights to receive, in cash or shares of the Company's common stock, as designated on the grant date, the appreciation in fair market value of common stock between the exercise date and the date of grant. To date, the Company has only issued SARs that can be settled in shares of the Company's common stock. SARs may be granted alone or in tandem with options. The exercise price of a SAR will be at least equal to 100% of the fair market value per share of common stock on the date of grant. SARs issued by the Company generally vest in equal, annual installments over 4 years, and expire on the 5 year anniversary of the grant date. RSUs and RSAs are awards that result in a payment to a participant, generally in the form of an issuance of shares of the Company's common stock, at such time as specified performance goals or other vesting criteria are achieved or the awards otherwise vest. RSUs and RSAs issued by the Company generally vest in equal, annual installments over 4 years. In addition, certain of these RSU and RSA grants have additional financial-based performance requirements that must be met before vesting can occur. RSUs and RSAs with performance-based vesting conditions expire no later than the 5 year anniversary of the grant date if the performance criteria have not been met.

(d) Stock Award Activity

The following table summarizes stock award activity under all plans for the years ended December 31, 2016, 2015, and 2014:

		Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted-Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2013	457,585	410,484	$41.30
Options granted	(46,800)	46,800	24.60
RSUs granted	(219,153)	—	—
Options and stock appreciation rights cancelled	197,066	(197,066)	47.00
RSUs cancelled	126,519	—	—
Options exercised	—	(539)	31.70
BALANCE AT DECEMBER 31, 2014	515,217	259,679	$34.00
Options granted	(112,600)	112,600	9.14
RSUs granted	(83,555)	—	—
Options and stock appreciation rights cancelled	86,743	(86,743)	32.38
RSUs cancelled	111,700	—	—
BALANCE AT DECEMBER 31, 2015	517,505	285,536	$24.72
New plan shares approved	750,000	—	—
Unissued shares eliminated from plan	(13,346)	—	—
Options granted	(275,250)	275,250	5.07
RSUs granted	(460,209)	—	—
Options and stock appreciation rights cancelled	54,914	(54,914)	25.50
RSUs cancelled	29,211	—	—
BALANCE AT DECEMBER 31, 2016	602,825	505,872	$13.94

The total intrinsic value of options and SARs exercised during the years ended December 31, 2016, 2015, and 2014, was approximately $0, $0, and $3,000, respectively. During the years ended December 31, 2016, and 2015, no options or SARs were exercised. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The following table provides additional information regarding RSU and RSA activity for the years ended December 31, 2016, 2015, and 2014:

	Number of Shares Nonvested and Outstanding	Weighted-Average Grant Date Fair-Value
BALANCE AT DECEMBER 31, 2013	136,711	$52.20
RSUs and RSAs granted	128,945	25.03
RSUs vested and released	(50,022)	57.84
RSUs cancelled	(86,312)	36.88
BALANCE AT DECEMBER 31, 2014	129,322	$33.15
RSUs granted	49,150	9.03
RSUs vested and released	(40,414)	35.32
RSUs cancelled	(73,344)	32.29
BALANCE AT DECEMBER 31, 2015	64,714	$14.45
RSUs granted	307,770	5.21
RSUs vested and released	(23,993)	14.31
RSUs cancelled	(17,328)	17.06
BALANCE AT DECEMBER 31, 2016	331,163	$5.74

The fair value of each RSU and RSA granted to employees was estimated on the date of grant by multiplying the number of shares granted times the fair market value of the Company's stock on the grant date.

The total intrinsic value of RSUs and RSAs vested and released during the years ended December 31, 2016, 2015, and 2014 was approximately $118,000, $379,000, and $1.2 million, respectively. The intrinsic value of vested and released RSUs and RSAs is calculated by multiplying the fair market value of the Company's stock on the vesting date by the number of shares vested. As of December 31, 2016, the number of RSUs and RSAs outstanding and expected to vest was 331,163, with a total intrinsic value of $1.6 million. The intrinsic value of the outstanding and expected to vest RSUs and RSAs is calculated based on the market value of the Company's closing stock price of $4.70 as of December 30, 2016, the last market trading day of 2016.

The following table provides additional information for significant ranges of outstanding and exercisable stock options and SARs as of December 31, 2016:

Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$4.51-$4.73	80,000	9.37	$4.68	$3,800
5.22	187,000	9.74	5.22	—
5.45-9.11	87,750	8.50	8.70	—
9.15-23.70	84,490	7.06	21.26	—
24.20-35.20	41,632	5.03	30.72	—
$74.60	25,000	0.63	74.60	—
Outstanding	505,872	8.18	$13.94	$3,800
Vested and expected to vest	483,234	8.18	$14.29	$3,800
Exercisable	200,830	6.45	$24.70	$3,800

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $4.70 as of December 30, 2016, which would have been received by the option holders had all option holders exercised their options as of that date.

8. Stock-based Compensation

(a) Valuation of Options, SARs, and RSUs Granted
The Company has elected to use the Black-Scholes-Merton ("BSM") option-pricing model to estimate the fair value of stock options and SARs that it grants. The BSM model incorporates various assumptions including volatility, expected term of the option from the date of grant to the time of exercise, risk-free interest rates, and dividend yields. The weighted average fair value of options and SARs granted during the years ended December 31, 2016, 2015, and 2014, was $2.55, $4.54, and $14.70, respectively, and was determined using the following weighted average assumptions:

	Year ended December 31,
	2016	2015	2014
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.2%	1.7%	2.0%
Expected volatility	58.1%	56.3%	66.3%
Expected term (in years)	5.12	5.08	5.98
The expected dividend yield reflects the fact that the Company has not paid any dividends in the past and does not currently intend to pay dividends in the foreseeable future. The risk-free interest rate assumption is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. The expected volatility is based on both the historical volatility of the Company's common stock over the most recent period commensurate with the expected life of the option as well as on implied volatility calculated from the market traded options on the Company's stock. The expected term has been calculated by applying the simplified method calculation to the 10-year term option grants made during 2014, 2015, and 2016, as the Company does not have relevant and adequate exercise history for such options. Prior to this, the expected term had been calculated by applying a Monte Carlo simulation model that incorporated the Company's historical data on post-vest exercise activity and employee termination behavior.
The grant date fair value of RSUs and RSAs granted to employees is determined by multiplying the fair market value of the Company's stock on the grant date times the number of RSUs and RSAs awarded. During the years ended December 31, 2016, 2015 and 2014, the Company issued a limited number of RSUs to non-employee consultants. The final measurement date for these awards is determined at the earlier of the date at which a commitment for performance by the consultant to earn the RSUs is reached, or the date at which the consultant's performance necessary for the RSUs to vest has been completed. Between the date of issuance and the final measurement date, which is expected to be the date the consultants' performance is complete and the awards vest, the awards are remeasured based on the fair market value of the Company's stock at each reporting date. During the year ended December 31, 2016, awards granted to non-employee consultants and the related share-based payment expense was not significant.

(b) Equity Compensation Expense for RSUs and RSAs with Financial or other Performance-Based Vesting Requirements

As of December 31, 2016, and 2015, there were no equity compensation awards outstanding that contained financial or other performance-based vesting requirements.

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

In addition to the awards issued in 2010 and 2011, there were 95,330 non-vested RSAs as of December 31, 2014 with a grant date fair value of $2.3 million that were granted on June 10, 2014, which were also subject to service-based vesting conditions as well as certain performance-based vesting requirements that must be achieved before vesting can occur. These awards vested over a nine month period ending March 14, 2015, provided the performance conditions were met as of December 31, 2014. Of these RSAs issued in June 2014, 30,200 awards with a total fair value of approximately $743,000 were granted to employees of the Grid business. As of September 30, 2014, in conjunction with the sale of the Grid business, the Company reversed all compensation expense previously recognized associated with these awards as they will not vest. Additionally, as of December 31, 2014, 8,050 awards with a grant date fair value of approximately $198,000 were granted to employees who terminated their employment during 2014. Accordingly, the Company reversed all compensation expense previously recognized associated with these awards as they will not vest. As of December 31, 2014, the Company determined that the performance conditions associated with a portion of the remaining unvested awards with a grant date fair value of $965,000 would not be achieved and therefore any previously recorded expense associated with these awards was reversed and no additional expense was recorded during the year ended December 31, 2014.

c) Expense Allocation

Compensation expense for all share-based payment awards has been recognized using the multiple-option approach. As discussed in Note 1, during the fourth quarter of 2016, the Company elected to early adopt ASU 2016-09, Compensation – Stock Compensation (Topic 718), with retrospective application to January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was to the Company's accounting policy for forfeited equity compensation awards. Prior to the adoption of ASU 2016-09, the Company's stock-based compensation expense was calculated using an estimated forfeiture rate. Following the adoption, the Company recognizes the impact of forfeitures on stock-based compensation expense as they occur. As stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2015, and 2014 is based on awards ultimately expected to vest, it was reduced for estimated forfeitures, which were estimated based on historical experience.
As of December 31, 2016, total compensation cost related to non-vested stock options and other equity based awards not yet recognized was $1.9 million, which is expected to be recognized over the next 1.2 years on a weighted-average basis.

The following table summarizes stock-based compensation expense for the years ended December 31, 2016, 2015, and 2014 and its allocation within the consolidated statements of operations (in thousands):

	Year ended 31 December,
	2016	2015	2014

Cost of revenues	$48	$(74)	$292
Product development	173	304	(73)
Sales and marketing	57	(92)	206
General and administrative	468	155	1,114
Discontinued operations	—	—	(342)
Total stock based compensation expense related to stock options and share awards	746	293	1,197
Tax benefit	—	—	—
Stock-based compensation expense related to stock options and share awards, net of tax	$746	$293	$1,197
As of December 31, 2016, and 2015, stock-based compensation expense capitalized as part of the cost of inventory and deferred cost of goods sold was immaterial.
9.    Significant Customers

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the years ended December 31, 2016, 2015 and 2014, the Company had two customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributor of its IIoT products in Europe and Japan, and Enel Distribuzione Spa ("Enel"), an Italian utility company. For the years ended December 31, 2016, 2015 and 2014, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Year ended December 31,
	2016	2015	2014
Avnet	28.7%	24.5%	26.2%
Enel	4.1%	12.7%	7.7%
Total	32.8%	37.2%	33.9%

Avnet is an indirect subsidiary of Avnet, Inc., a New York corporation, which is a distributor of electronic parts, enterprise computing and storage products, and embedded subsystems. Our agreement with Avnet renews automatically on May 31 of each year unless either party, in its sole discretion, gives notice of its desire not to renew at least 90 days before the expiration of the then current term.

We do not currently expect additional shipments to Enel. As such, we expect our revenues from Enel will decrease significantly in 2017 as compared to 2016.
10.     Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill as of December 31, 2015, and 2014 relates to four acquisitions, including ARIGO Software GmbH (“ARIGO”) in 2001, BeAtHome in 2002, MTC in 2003, and Lumewave, Inc. in 2014. The goodwill acquired as part of the ARIGO transaction is valued in Euros, and is therefore subject to foreign currency translation gains and losses.

The changes in the carrying amount of goodwill, net, for the years ended December 31, 2015 and 2014 are as follows (in thousands):

Amount
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

Based on the above analysis, it was determined that the carrying value of the Grid business, including goodwill, exceeded the fair value of the reporting unit, requiring the Company to perform Step 2 of the goodwill impairment test to measure the amount of impairment loss, if any. In performing Step 2 of the goodwill impairment test, the Company compared the implied fair value of the reporting unit’s goodwill to its carrying value of goodwill.  This test resulted in a non-cash, goodwill impairment charge of $3.4 million and a write-off of all goodwill associated with the Grid division, which was recognized during the three months ended June 30, 2014.  This impairment has been reported as part of the discontinued operations results for the year ended December 31, 2014. As a result, the Company had no goodwill remaining related to the Grid business, with the entire remaining goodwill balance of $5.9 million at December 31, 2014, being attributable to the IIoT reporting unit.

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

Identifiable Intangible Assets

The Company's identifiable intangible assets as of December 31, 2016, relate to the acquisition of Lumewave, Inc. in August 2014 (see Note 4 for additional details). The identifiable intangible assets include $800,000 in developed technology, $500,000 in customer relationships, and $200,000 for trade names.

The changes in the carrying amount of identifiable intangible assets, net for the years ended December 31, 2016 and 2015 is as follows (in thousands):

Amount
Balance as of December 31, 2014	$1,413
Amortization	(230)
Balance as of December 31, 2015	1,183
Amortization	(230)
Balance as of December 31, 2016	$953

Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives. The following table presents the details of the Company's finite-lived intangible assets as of December 31, 2016 (in thousands, except for weighted-average remaining useful life):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life (in years)

Developed technology	$800	$292	$508	4.13
Customer relationships	500	182	318	4.13
Trade names	200	73	127	4.13
Total	$1,500	$547	$953	4.13

The following table presents the amortization of finite-lived intangible assets included in the consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year ended December 31,
	2016	2015	2014
Cost of revenues	$123	$123	$46
Operating expenses	107	107	41
Total	$230	$230	$87

The following table presents the estimated future amortization of finite-lived intangible assets as of December 31, 2016 (in thousands):

Estimated Future Amoritization
2017	$229
2018	229
2019	229
2020	229
2021	37
Total	$953

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

As of December 31, 2016, future minimum lease payments under all operating leases were as follows (in thousands):

2017	$974
2018	841
2019	467
Total payments	$2,282
Although certain of the operating lease agreements provide for escalating rent payments over the term of the lease, rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2016, the Company has accrued approximately $193,000 of deferred rent related to these agreements, of which approximately $59,000 is reflected in current liabilities while the remainder is reflected in other long-term liabilities in the accompanying consolidated balance sheets. As of December 31, 2015, the Company had accrued approximately $112,000 of deferred rent related to its lease agreements, of which approximately $15,000 is reflected in current liabilities while the remainder is reflected in other long-term liabilities in the accompanying consolidated balance sheets.
As discussed in Note 5 - Discontinued Operations, in conjunction with the sale of its Grid division, the Company entered into a sublease with S&T for a portion of its corporate headquarters facility. As of December 31, 2015, the sublease was cancelled in conjunction with the Company's termination of its main headquarters leases as discussed in Note 3.
The components of net rent expense for all operating leases for the years ended December 31, 2016, 2015, and 2014, were as follows (in thousands):

	Year ended 31 December
	2016	2015	2014
Rent expense	$994	$1,260	$1,483
Sublease rentals	—	(685)	(202)
Rent expense included in discontinued operations	—	—	(160)
Rent expense, net	$994	$575	$1,121
(b) Royalties
The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of revenues in the Company's consolidated statements of operations, was approximately $264,000, $390,000, and $500,000 for the years ended December 31, 2016, 2015, and 2014, respectively. During the year ended December 31, 2014, royalty expense reported in discontinued operations was approximately $1,000.
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
(d) Taxes
The Company conducts operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company's operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with accounting principles generally accepted in the United States of America, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and the Company believes that, as of December 31, 2016, it has adequately provided for such contingencies. However, it is possible that the Company's results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

(e) Legal Actions
From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of December 31, 2016, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
Line of Credit
Until December 2014, the Company maintained a $5.0 million line of credit with its primary bank. The line of credit was secured by a collateral of the first priority on $6.3 million of the Company's investments placed in a separate account. In December 2014, the Company cancelled this line of credit. It continues to maintain an operating credit line of $1.0 million with its primary bank for company credit card purchases. This line of credit is secured by a collateral of the first priority on $1.3 million of the Company's investments (presented as restricted investments in the consolidated balance sheets). The restricted investments are classified as current assets due to the contractual duration of the underlying credit agreement.
12. Income Taxes
The provision for income taxes attributable to continuing operations is based upon loss from continuing operations before provision for income taxes as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Domestic	$(4,632)	$(11,932)	$(15,592)
Foreign	711	(1,251)	192
	$(3,921)	$(13,183)	$(15,400)
There were no income taxes attributable to discontinued operations in any of the periods presented.

The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Federal:
Current	$—	$—	$—
Deferred	—	—	—
Total federal provision	—	—	—
State:
Current	18	20	16
Deferred	—	—	—
Total state provision	18	20	16
Foreign:
Current	164	30	195
Deferred	—	—	—
Total foreign provision	164	30	195
Total income tax expense	$182	$50	$211

The provision for income taxes differs from the amount estimated by applying the statutory Federal income tax rate to loss before taxes as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Federal tax at statutory rate of 35%	$(1,372)	$(4,615)	$(5,390)
State taxes, net of federal benefit	(171)	(634)	(577)
U.S.-Foreign rate differential	(96)	480	100
Change in Valuation Allowance	939	3,072	4,115
Research and Development credits	233	175	357
Permanent items	657	1,566	1,560
Others	(8)	6	46
Total income tax expense	$182	$50	$211

As of December 31, 2016 and 2015, a valuation allowance has been recorded against 100% of the net deferred tax asset. A valuation allowance is recognized if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realizable in a particular tax jurisdiction. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. The Company determined that it is more likely than not that it will not realize a benefit from its United States deferred tax assets based on historical cumulative losses incurred in the United States. Therefore, a valuation allowance has been maintained on all deferred tax assets. The components of the net deferred income tax asset are as follows (in thousands):

	Year ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$100,378	$83,522
Tax credit carry forwards	19,248	18,940
Fixed and intangible assets	597	868
Capitalized research and development costs	58	58
Stock based compensation and other reserves and allowances	3,445	3,828
Gross deferred income tax assets	123,726	107,216
Valuation allowance	(123,726)	(107,216)
Net deferred income tax assets	$—	$—

As of December 31, 2016, part of the Company's valuation allowance on deferred tax assets pertains to certain tax credits and net operating loss carry forwards. In the future, it will reduce the valuation allowance associated with these credits and losses upon the earlier of the period in which it utilizes them to reduce the amount of income tax it would otherwise be required to pay on its income tax returns, or when it becomes more likely than not that the deferred tax assets are realizable. In addition, the Internal Revenue Code of 1986, as amended, contains provisions that limit the net operating loss and credit carry forwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. The Company performed an analysis of the ownership changes in 2016. Based on the analysis, the Company did not experience any ownership change that would limit its net operating loss and credit carry forwards. The Company's net operating loss and credit carry forwards may be limited if ownership changes occur in future periods.
In general, a corporation that undergoes an "ownership change" under Section 382 of the Internal Revenue Code is subject to limitations on its ability to utilize its pre-change net operating loss carry forwards (NOLs) to offset future taxable income and its ability to utilize tax credit carry forwards. As of December 31, 2016, the Company had net operating loss carry forwards of $256.8 million for federal income tax reporting purposes and $118.5 million for state income tax reporting purposes, which expire at various dates through 2036. In addition, as of December 31, 2016, the Company had approximately $11.2 million and $16.2 million of tax credit carry forwards for increased research expenditures for federal and California purposes, respectively. The federal research tax credits will expire at various dates if not utilized by 2036 and the state tax credit can be carried over indefinitely. In accordance with current Internal Revenue Code rules, federal net operating loss carry forwards must be utilized in full before federal research and development tax credits can be used to offset current tax liabilities. As a result, depending on the Company's future taxable income in any given year, some or all of the federal research tax credits, as well as portions of the Company's federal and state net operating loss carry forwards, may expire before being utilized.
Amounts held by foreign subsidiaries are generally subject to United States income taxation on repatriation to the United States. The Company currently intends to permanently reinvest its undistributed earnings from its foreign subsidiaries outside the United States and United States income taxes have not been provided on cumulative total earnings of $2.3 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following is a rollforward of the Company's unrecognized tax benefits related to uncertain tax positions for the years ended December 31, 2016 and 2015 (in thousands):

	Year ended December 31,
	2016	2015
Balance as of the beginning of the year	$9,066	$1,359
Tax positions related to current year:
Additions	152	147
Reductions	(14)	(18)
Tax positions related to prior years:
Additions	80	7,991
Reductions	(4)	(28)
Settlements	—	—
Lapses in statute of limitations	(64)	(385)
Balance as of the end of the year	$9,216	$9,066

Included in the balance of total unrecognized tax benefits at December 31, 2016 are potential benefits of $364,000, which if recognized, would affect the effective rate on income from continuing operations.
On December 31, 2016, the Company had accrued interest and penalties related to the uncertain tax benefits of approximately $62,000. During 2016, the Company decreased the prior year balance by $12,000 due to lapses in statutes of limitations in certain foreign jurisdictions. During 2015 and 2014, the Company decreased the prior year balance by $25,000 and $35,000, respectively, due to foreign currency fluctuations, lapses in statutes of limitations, and changes in methodology. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. In the United States, the tax years from 1997 remain open to examination by federal and most state tax authorities due to certain net operating loss and credit carryforward positions. In the foreign jurisdictions, the number of tax years open to examination by local tax authorities ranges from three to six years.
As discussed in Note 1, the Company has elected to early adopt ASU 2016-09. The net operating loss carryover has been increased by the amount of windfall, which is offset in full by the valuation allowance.
13. Warranty Reserves
When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are generally provided for when the associated revenue is recognized. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company's current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $245,000 as of December 31, 2016 and $120,000 as of December 31, 2015. Of the $245,000 balance as of December 31, 2016, $118,000 was included in accrued liabilities in the Company's consolidated balance sheet, with the remainder being included in other long-term liabilities.
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
For the years ended December 31, 2016, 2015, and 2014, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.3 million, $4.9 million, and $3.0 million, respectively. As of December 31, 2016 and 2015, $0 and $827,000 of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers, respectively.
15. Restructuring
During the fourth quarter of 2016, the Company undertook restructuring actions affecting approximately 7 employees to be terminated between October 2016 and September 2017, as part of an overall plan to reshape the Company for the future. In connection with this restructuring, the Company recorded restructuring charges of approximately $286,000 related to termination benefits for these personnel during the year ended December 31, 2016.
The following table sets forth a summary of restructuring activities related to the Company's 2016 restructuring program (in thousands):

	December 31, 2015	Costs Incurred	Cash Payments	December 31, 2016
Termination benefits	$—	$286	$(13)	$273
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
The following table sets forth a summary of restructuring activities related to the Company’s 2014 restructuring program in 2015 (in thousands):

	December 31, 2014	Costs Incurred	Cash Payments	December 31, 2015
Termination benefits	$701	$—	$(701)	$—
The following table sets forth a summary of restructuring activities related to the 2014 restructuring program in 2014 (in thousands):

	December 31, 2013	Costs Incurred	Cash Payments	December 31, 2014
Termination benefits	$—	$1,841	$(1,140)	$701
Accrued restructuring charges as of December 31, 2016 comprise the remaining liability balance from the 2016 restructuring and are reflected in accrued liabilities on the Company’s consolidated balance sheet as of December 31, 2016.

16. Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Charged/ (Credited) to Revenues and Expenses	Write-Off of Previously Provided Accounts	Balance at End of Period
Year Ended December 31, 2016:
Allowance for Doubtful Accounts	$31	$5	$—	$36
Allowance for Customer Returns and Sales Credits	$490	$3,713	$3,675	$528

Year Ended December 31, 2015:
Allowance for Doubtful Accounts	$57	$(19)	$7	$31
Allowance for Customer Returns and Sales Credits	$401	$3,442	$3,353	$490

Year Ended December 31, 2014:
Allowance for Doubtful Accounts	$353	$(46)	$250	$57
Allowance for Customer Returns and Sales Credits	$530	$3,729	$3,858	$401
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

In September 2014, the Company sold its Grid business to S&T, thus reducing the number of reportable segments from two to one. For the year ending December 31, 2014, the Grid business is captured in discontinued operations.

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
The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2016 and December 31, 2015, long-lived assets of approximately $2.2 million and $2.6 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Americas
United States	$10,309	$11,138	$10,680
Other Americas	1,093	1,242	2,074
Total Americas	11,402	12,380	12,754
EMEA
Germany	8,749	9,987	10,733
Other EMEA	5,366	7,812	3,761
Total EMEA	14,115	17,799	14,494
APJ
China	2,209	2,436	3,225
Other APJ	4,659	6,189	8,257
Total APJ	6,868	8,625	11,482
Total	$32,385	$38,804	$38,730

For information regarding the Company’s major customers, please refer to Note 9, Significant Customers.
18. Joint Venture
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture's intended focus was on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s consolidated financial statements as of December 31, 2016, and for the three years then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the noncontrolling interest in subsidiary on the consolidated balance sheet as of December 31, 2016 and 2015. Net loss attributable to the noncontrolling interest in Echelon-Holley was $0, $0, and $535,000 during years ended December 31, 2016, 2015, and 2014, respectively.
As of December 31, 2016, Echelon and Holley Metering had contributed in cash a total of approximately $4,000,000 in Share Capital, as defined, to Echelon-Holley in proportion to their respective ownership interests.
In connection with the decision to sell the Grid business announced in the third quarter of 2014, the Company undertook a process to sell the remaining net assets of the joint venture and recorded the net assets and liabilities of the joint venture at the lower of their carrying amount or fair value less cost to sell, and classified them as held for sale on the accompanying consolidated balance sheet at December 31, 2014. The major classes of assets and liabilities that were classified as held for sale were inventory, deferred revenues and the related deferred costs of sales, and accrued liabilities. In addition, the net loss attributable to the non-controlling interests have also been presented as part of discontinued operations in the consolidated statement of operations for the year ended December 31, 2014.
During the quarter ended September 30, 2015, the Company concluded that it would no longer pursue a sale, but would instead work with Holley Metering to shut the joint venture down. The remaining net assets of the joint venture were immaterial as of September 30, 2015. As the net losses attributable to the joint venture were immaterial in all years, they have been presented as part of discontinued operations in the consolidated statements of operations for the year ended December 31, 2014.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
The following tables set forth certain consolidated statements of operations data for each of the quarters in 2016 and 2015. This information has been derived from the Company's quarterly unaudited consolidated financial statements. The quarterly unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments as well as the modified retroactive application of ASU 2016-09, that we consider necessary for a fair presentation of such information when read in conjunction with the annual audited consolidated financial statements and notes appearing in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

	Three months ended
	December 2016	September 2016	June 2016	March 2016	December 2015	September 2015	June 2015	March 2015
Consolidated Statement of Operations Data:
Revenues	$7,498	$8,179	$8,061	$8,647	$9,590	$9,983	$9,363	$9,868
Cost of revenues	3,375	3,707	3,415	3,805	4,093	4,370	3,821	4,244
Gross profit	4,123	4,472	4,646	4,842	5,497	5,613	5,542	5,624
Operating expenses:
Product development	2,119	1,963	1,985	2,193	2,341	2,454	2,340	2,612
Sales and marketing	1,638	1,570	1,679	1,302	1,602	1,848	2,194	2,188
General and administrative	1,782	2,087	2,197	2,011	1,694	2,547	2,187	2,821
Goodwill impairment	—	—	—	—	5,698	—	—	—
Lease termination charges	—	—	—	—	—	—	3,337	—
Restructuring charges	286	—	—	—	—	—	—	—
Total operating expenses	5,825	5,620	5,861	5,506	11,335	6,849	10,058	7,621
Loss from operations	(1,702)	(1,148)	(1,215)	(664)	(5,838)	(1,236)	(4,516)	(1,997)
Interest and other income (expense), net	567	(57)	503	(205)	227	184	(458)	838
Interest expense on lease financing obligations	—	—	—	—	(2)	(5)	(128)	(252)
Loss before provision for income taxes	(1,135)	(1,205)	(712)	(869)	(5,613)	(1,057)	(5,102)	(1,411)
Income tax expense (benefit)	102	23	51	6	(14)	(10)	61	13
Net loss	$(1,237)	$(1,228)	$(763)	$(875)	$(5,599)	$(1,047)	$(5,163)	$(1,424)

Basic and diluted net loss per share	$(0.28)	$(0.28)	$(0.17)	$(0.20)	$(1.27)	$(0.24)	$(1.17)	$(0.32)
Shares used in net loss per share calculation:
Basic	4,432	4,431	4,420	4,417	4,416	4,413	4,406	4,395
Diluted	4,432	4,431	4,420	4,417	4,416	4,413	4,406	4,395

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION
Date:	March 1, 2017	By:	/s/ C. Michael Marszewski
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

Signatures	Title	Date
/s/ Ronald Sege	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2017
Ronald Sege

/s/ C. Michael Marszewski	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 1, 2017
C. Michael Marszewski

s/ Armas Clifford Markkula, Jr	Vice Chairman	February 20, 2017
Armas Clifford Markkula, Jr.

/s/ Robert J. Finocchio, Jr.	Director	February 20, 2017
Robert J. Finocchio, Jr

/s/ Robert R. Maxfield	Director	February 21, 2017
Robert R. Maxfield

/s/ Betsy Rafael	Director	February 27, 2017
Betsy Rafael

EXHIBIT INDEX

Exhibit No.	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Registrant, as amended December 7, 2015.
3.3(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Registrant's Common Stock Certificate.
4.2(17)	Tax Benefit Preservation Plan, dated as of April 22, 2016, by and between Echelon Corporation and Computershare Inc., as rights agent
10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(10)	1997 Stock Plan (as amended and restated March 26, 2004)
10.2(16)+	1997 Stock Plan (as amended and restated April 3, 2013)
10.2(a)(5)+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature
10.2(b)(5)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature
10.2(c)(6)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement
10.2(d)(5)+	Form of 1997 Stock Plan Performance Share Agreement (re: non-standard vesting schedule)
10.2(e)(5)+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees
10.2(f)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees
10.2(g)(5)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees
10.2(h)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria
10.2(i)(5)+	Form of 1997 Stock Plan Performance Share Agreement
10.2(j)(13)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement
10.2(k)(7)+	Form of 1997 Stock Plan Performance Share Agreement for US-based corporate officers
10.2(l)(11)+	Form of 1997 Stock Plan Performance Share Agreement for non US-based corporate officers
10.2(m)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for US-based corporate officers
10.2(n)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non US-based corporate officers
10.2(o)(12)+	Form of 1997 Stock Plan Restricted Stock Award Agreement
10.2(p)(15)+	Form of 1997 Stock Plan Stock Option Agreement for U.S. Optionees (2012)
10.2(q)(15)+	Form of 1997 Stock Plan Stock Option Agreement for U.S. Corporate Officers (2012)
10.2(r)(15)+	Form of 1997 Stock Plan Stock Option Agreement for Optionees Outside the U.S. (2012)
10.2(s)(15)+	Form of 1997 Stock Plan Stock Option Agreement for Corporate Officers Outside the U.S. (2012)
10.2(t)(15)+	Form of 1997 Stock Plan Stock Option Agreement Appendix A for Optionees Outside the U.S. (2012)
10.2(u)(15)+	Form of 1997 Stock Plan Performance Share Agreement for Participants Outside the U.S. (2012)
10.2(v)(15)+	Form of 1997 Stock Plan Performance Share Agreement for Corporate Officers Outside the U.S. (2012)
10.2(w)(15)+	Form of 1997 Stock Plan Performance Share Agreement Appendix A for Participants Outside the U.S. (2012)
10.2 (15)+	1997 Stock Plan (as amended and restated August 18, 2010)
10.3 (18)	2016 Equity Incentive Plan and form agreements
10.4 (19)	2016 Inducement Equity Incentive Plan and form agreements
10.5 (4)	Form of International Distributor Agreement.
10.6 (4)	Form of OEM License Agreement.
10.7 (4)	Form of Software License Agreement.
10.8 (4)	International Distributor Agreement between the Company and EBV Elektronik GmbH as of December 1, 1997.
10.9 (9)	Building 1 Lease Agreement dated December 30, 1999
10.10 (9)	First Amendment to Building 1 Lease Agreement dated May 10, 2000

10.11 (9)	Echelon Corporation Common Stock Purchase Agreement with ENEL S.p.A. dated June 30, 2000
10.12 (9)	Second Amendment to Building 1 Lease Agreement dated September 22, 2000
10.13 (9)	Building 2 Lease Agreement dated November 15, 2001
10.14 (9)	Third Amendment to Building 1 Lease Agreement dated April 10, 2008
10.15 (9)	First Amendment to Building 2 Lease Agreement dated April 10, 2008
10.16 (14)	Form of Value Added Reseller Agreement
10.17
Assignment and Amendment dated April 29, 2011 between the Company and Avnet Europe Comm VA (assigning and modifying the International Distributor Agreement filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed on June 1, 1998)

10.18+	Echelon Corporation Employment Agreement by and between Echelon Corporation and Ronald A. Sege dated August 18, 2010
10.19(16)+	Form of Executive Change in Control and Severance Agreement (2013)
10.20(20)+	Echelon Corporation Employment letter with Alicia Jayne Moore dated June 27, 2013
21.1(3)	Subsidiaries of the Registrant.
23.1	Consent of Armanino LLP, Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1(4)	Power of Attorney (see signature page).
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(1)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 14, 2000, and Current Report on Form 8-K filed on December 10, 2015.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 16, 2007, filed on August 17, 2007.

(3)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1/A filed on July 9, 1998.

(4)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 filed on June 1, 1998.

(5)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 16, 2007.

(6)	Incorporated herein by reference to the Registrant's Current Report Form 8-K dated April 12, 2007, filed on April 18, 2007.

(7)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008.

(8)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 21, 2000.

(9)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, filed on March 11, 2010.

(10)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on June 1, 2005.

(11)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 6, 2010.

(12)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 3, 2010

(13)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 17, 2008

(14)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 16, 2010

(15)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 8, 2012

(16)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 9, 2013

(17)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on April 26, 2016

(18)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed on November 9, 2016

(19)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on April 21, 2016

(20)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 8, 2013