Form 10-Q
period 2017-03-31
ECHELON CORP
filed 2017-05-11
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number     001-37755
ECHELON CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0203595
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

2901 Patrick Henry Drive Santa Clara, CA	95054
Address of Principal Executive Offices	Zip Code
(408) 938-5200
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
As of April 30, 2017, 4,441,992 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10‑Q
FOR THE QUARTER ENDED MARCH 31, 2017

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
ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,325	$9,803
Restricted investments	1,250	1,250
Short-term investments	11,977	11,983
Accounts receivable, net	3,035	3,015
Inventories	2,516	2,570
Deferred cost of revenues	1,235	1,104
Other current assets	1,025	900
Total current assets	29,363	30,625

Property and equipment, net	395	445
Intangible assets, net	897	953
Other long‑term assets	875	885
Total assets	$31,530	$32,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,728	$1,697
Accrued liabilities	1,550	2,174
Deferred revenues	3,558	3,671
Total current liabilities	6,836	7,542

LONG-TERM LIABILITIES:
Other long-term liabilities	684	688
Total long-term liabilities	684	688

STOCKHOLDERS’ EQUITY:
Common stock	48	48
Additional paid-in capital	358,572	358,123
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive loss	(2,355)	(2,437)
Accumulated deficit	(304,379)	(303,180)
Total Echelon Corporation stockholders’ equity	23,756	24,424
Noncontrolling interest in subsidiary	254	254
Total stockholders’ equity	24,010	24,678
Total liabilities and stockholders’ equity	$31,530	$32,908

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Revenues (2)	$7,799	$8,647
Cost of revenues (1)	3,326	3,805
Gross profit	4,473	4,842
Operating expenses:
Product development (1)	2,227	2,193
Sales and marketing (1)	1,462	1,302
General and administrative (1)	1,924	2,011
Total operating expenses	5,613	5,506
Loss from operations	(1,140)	(664)
Interest and other income (expense), net	(65)	(205)
Loss before provision for income taxes	(1,205)	(869)
Income tax expense (benefit)	(6)	6

Net loss	$(1,199)	$(875)

Basic and diluted net loss per share	$(0.27)	$(0.20)

Shares used in computing net loss per share:
Basic	4,434	4,417
Diluted	4,434	4,417

(1)	See Note 4 for summary of amounts included representing stock-based compensation expense.

(2)	Includes related party amounts of $0 and $1,312 for the three months ended March 31, 2017 and 2016, respectively. See Note 5 and Note 12 for additional information on related party transactions.
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net loss	$(1,199)	$(875)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	83	184
Unrealized holding gain (loss) on available-for-sale securities	(1)	12
Total other comprehensive income (loss)	82	196
Comprehensive loss	$(1,117)	$(679)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(1,199)	$(875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110	144
Reduction in allowance for doubtful accounts	(7)	—
Increase in accrued investment income	(16)	(11)
Stock-based compensation	467	(1)
Adjustment to contingent consideration	—	(318)
Change in operating assets and liabilities:
Accounts receivable	(96)	(189)
Inventories	54	(433)
Deferred cost of revenues	(125)	40
Other current assets	(124)	41
Accounts payable	42	113
Accrued liabilities	(545)	(904)
Deferred revenues	(39)	(131)
Deferred rent	(18)	109
Net cash used in operating activities	(1,496)	(2,415)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available‑for‑sale short‑term investments	(5,979)	(3,992)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	6,000	4,000
Change in other long‑term assets	11	—
Capital expenditures	(16)	(5)
Net cash provided by investing activities	16	3

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(17)	(1)
Net cash used in financing activities	(17)	(1)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	19	10

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,478)	(2,403)

CASH AND CASH EQUIVALENTS:
Beginning of period	9,803	7,691
End of period	$8,325	$5,288

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$37	$53
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
While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered, and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2016 included in its Annual Report on Form 10‑K.
There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in its Annual Report on Form 10‑K for the fiscal year ended December 31, 2016.
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

•
The Company’s sales are currently concentrated, as approximately 29.6% of revenues for the three months ended March 31, 2017, were derived from one customer, Avnet Europe Comm VA ("Avnet"), the Company's primary distributor of its IIoT products in Europe and Japan. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from the Company, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

•
In an effort to manage costs and inventory risks, the Company has decreased the inventory levels of certain products. If there is an unexpected increase in demand for these items, the Company might not be able to supply its customers with products in a timely manner.

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
Recently Issued Accounting Standards

(i) New Accounting Standards Recently Adopted

In July 2015, the FASB issued an update to ASC 330, Inventory: Simplifying the Measurement of Inventory. Under this update, subsequent measurement of inventory is based on the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated cost of completion and disposal. This update does not apply to inventory that is measured using last-in, first-out or the retail inventory method. This update was adopted by the Company in the first quarter of fiscal year 2017. There was no impact on the Company's financial statements as a result of the adoption.

(ii) New Accounting Standards Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which superseded existing revenue recognition guidance under current U.S. GAAP. The standard is a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In doing so, among other things, companies will generally need to use more judgment and make more estimates than under the current guidance. Recently, the FASB has issued guidance clarifying certain topics such as (i) gross versus net revenue reporting, (ii) identifying performance obligations and licensing, (iii) accounting for shipping and handling fees and costs, and (iv) accounting for consideration given by a vendor to a customer.

The standard permits two methods of adoption: (i) retrospectively to each prior reporting period presented (the full retrospective method), or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (the cumulative catch-up transition method). The Company currently anticipates adopting the standard using the full retrospective method to restate each prior reporting period presented.

The standard will be effective for Echelon in the fiscal year beginning January 1, 2018. The Company currently anticipates the standard will have a material impact on its financial statements and disclosures, and continues to make progress in assessing all potential impacts of the standard, including any impacts of recently issued amendments. The Company currently believes the most significant impact of adopting the new standard will relate to its accounting for sales made to distributors under agreements that contain a limited right to return unsold products and price adjustment provisions. Under the existing revenue guidance, the Company has historically concluded that the price to these distributors is not fixed or determinable at the time it delivers products to them. Accordingly, revenue from sales to these distributors has not historically been recognized until the distributor resells the product. By contrast, under the new standard, the Company expects to recognize revenue, including estimates for applicable variable consideration, predominately at the time of shipment to these distributors, thereby accelerating the timing of revenue for products sold through the distribution channel. During the year ended December 31, 2016, the Company recognized approximately $14.7 million of revenue sold through such distributors.

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
Restricted Investments
As of March 31, 2017, restricted investments consist of balances maintained by the Company with an investment advisor in money market funds and permitted treasury bills. These balances represent collateral for a $1.0 million operating line of credit issued to the Company by its primary bank for credit card purchases. Because the Company’s agreement with the lender prevents the Company from withdrawing these funds, they are considered restricted.

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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company's only financial assets and liabilities required to be measured at fair value on a recurring basis at March 31, 2017, are its fixed income available-for-sale securities. See Note 2 of these Notes to condensed consolidated financial statements for a summary of the input levels used in determining the fair value of these assets and liabilities as of March 31, 2017.

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

Contingent Consideration
During the quarter ended March 31, 2016, the contingent consideration payable to Lumewave's shareholders, which the Company recognized upon its purchase of Lumewave in August 2014, decreased by approximately $318,000. This reduction was due to the Company's determination that it was no longer probable that the minimum targets specified in the purchase agreement would be met due to sales force transitions and scheduling delays for some of our larger lighting projects. Accordingly, the Company reduced the associated liability to $0 as of March 31, 2016. This resulted in a $318,000 adjustment, which was recorded as a reduction to general and administrative expenses in the Company's condensed consolidated statements of operations.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at March 31, 2017 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$4,536	$4,536	$—	$—
U.S. government securities(2)	13,227	—	13,227	—
Total	$17,763	$4,536	$13,227	$—
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
As of March 31, 2017, the Company’s available-for-sale securities had contractual maturities of six months and an average remaining term to maturity of three months. As of March 31, 2017, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$11,978	$11,975	$—	$3
The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses for the Company’s available-for-sale short-term investments, by major security type, were as follows as of December 31, 2016 (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$11,984	$11,983	$—	$1
Market values were determined for each individual security in the investment portfolio. The Company reviews its investments on a regular basis to evaluate whether or not any have experienced an other-than-temporary decline in fair value.
3. Earnings Per Share:

The computation of diluted net loss per share does not include stock options, performance shares, and contingently issuable shares of 960,606 and 375,025 for the three months ended March 31, 2017 and 2016, respectively, because the effect of their inclusion would be anti-dilutive based on their respective exercise prices.
4. Stockholders’ Equity and Employee Stock Option Plans:
On April 17, 2017, the Company's Board of Directors approved an amendment to the Tax Benefit Preservation Plan (the "Tax Plan"), dated as of April 22, 2016, by and between the Company and Computershare Inc., as rights agent (the “Rights Agent”), to extend the Final Expiration Date (as such term is defined in the Tax Plan) to April 25, 2019.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended March 31, 2017 and 2016 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Cost of revenues	$29	$11
Product development	124	(1)
Sales and marketing	102	(121)
General and administrative	212	110
Total	$467	$(1)

The negative expense amounts reflected in the three months ended March 31, 2016, are primarily due to the reversal of previously recognized expense resulting from the forfeiture of equity awards for certain employees whose employment terminated during the respective periods.

Stock Award Activity

There were no options exercised during the three months ended March 31, 2017 and 2016.

The total fair value of RSUs vested and released during the three months ended March 31, 2017 was $49,000. The total fair value of RSUs vested and released during the three months ended March 31, 2016 was approximately $4,000. The fair value is calculated by multiplying the fair market value of the Company’s common stock on the vesting date by the number of shares of common stock issued upon vesting.
5.    Significant Customers:
The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three months ended March 31, 2017 and 2016, the Company had two customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributors of its IIoT products in Europe and Japan, and Enel Distribuzione Spa ("Enel"), an Italian utility company. For the three months ended March 31, 2017 and 2016, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended
	March 31,
	2017	2016
Avnet	29.6%	26.8%
Enel	—%	15.2%
Total	29.6%	42.0%
6. Commitments and Contingencies:

Legal Actions
From time to time, in the ordinary course of business, the Company may be subject to certain legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, or other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of March 31, 2017, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

Line of Credit
As of March 31, 2017, the Company maintained an operating credit line of $1.0 million with its primary bank for company credit card purchases. This line of credit is secured by a collateral of the first priority on $1.3 million of the Company's investments (presented as restricted investments in the condensed consolidated balance sheets). The restricted investments are classified as current assets due to the contractual duration of the underlying credit agreement.
7. Accumulated Other Comprehensive Income (Loss), Net of Tax (Amounts in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2016	$(2,435)	$(2)	$(2,437)
Change during January - March 2017	83	(1)	82
Balance at March 31, 2017	$(2,352)	$(3)	$(2,355)

None of the above amounts have been reclassified in the condensed consolidated statement of operations.
8.     Inventories:

Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016

Purchased materials	$107	$148
Finished goods	2,409	2,422
	$2,516	$2,570
9. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016

Accrued payroll and related costs	$814	$1,299
Warranty reserve	130	118
Restructuring charges	225	273
Other accrued liabilities	381	484
	$1,550	$2,174
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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived and other assets include property and equipment, acquired intangible assets, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2017 and December 31, 2016, long-lived assets of approximately $2.1 million and $2.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the condensed consolidated financial statements.

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations, value-added resellers, and local distributors, primarily in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Americas	$3,170	$2,555
EMEA	2,875	4,672
APJ	1,754	1,420
Total	$7,799	$8,647

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.
11. Income Taxes:
The provision for (benefit from) income taxes for the three months ended March 31, 2017 and 2016 was $(6,000) and $6,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
As of March 31, 2017 and December 31, 2016, the Company had gross unrecognized tax benefits of approximately $9.3 million and $9.2 million, respectively, of which $355,000 and $364,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2017 and December 31, 2016, the Company had accrued $48,000 and $62,000, respectively, for interest and penalties. The $14,000 reduction in interest and penalties on gross unrecognized tax benefits during the three months ended March 31, 2017 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.
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
For the three months ended March 31, 2017 and 2016, the Company recognized revenue from products sold to Enel and its designated manufacturers of approximately $0 and $1.3 million, respectively.
As of March 31, 2017 and December 31, 2016, none of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
13. Joint Venture:
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd.

(“Echelon-Holley”). The joint venture's intended focus was on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51.0% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s condensed consolidated financial statements as of March 31, 2017 and 2016, and for the three months then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the non-controlling interest in subsidiary on the condensed consolidated balance sheet as of March 31, 2017. Net loss attributable to the non-controlling interest in Echelon-Holley was $0 and $0 during the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, Echelon and Holley Metering had contributed in cash a total of approximately $4.0 million in Share Capital, as defined in the joint venture agreement, to Echelon-Holley in proportion to their respective ownership interests.
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
During the quarter ended September 30, 2015, the Company concluded that it would no longer pursue a sale, but would instead work with Holley Metering to shut the joint venture down. The remaining net assets of the joint venture were immaterial as of September 30, 2015. As of March 31, 2017, the Company is continuing to work with Holley Metering to complete the shut-down.
14. Restructuring:
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
The following table sets forth a summary of restructuring activities related to the Company's 2016 restructuring program (in thousands):

	December 31, 2016	Costs Incurred	Cash Payments	March 31, 2017
Termination benefits	$273	$—	$(48)	$225

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW
Echelon Corporation was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. We went public on the NASDAQ market under the symbol "ELON" in July 1998. We are based in Santa Clara, California, and maintain offices in several foreign countries throughout Europe and Asia. Our products enable "things" in commercial and industrial applications — such as air conditioners, lighting, manufacturing equipment, electricity meters, light switches, thermostats, and valves — to be made “smart” and inter-connected, part of an emerging market known as the Industrial Internet of Things ("IIoT").

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

We offer two product lines, the first of which is comprised of chips, modules, gateways, and design and management software that enables Original Equipment Manufacturers ("OEMs") to quickly design and bring to market interoperable smart systems for their commercial and industrial customers. These products are generally marketed under the LONWORKS and IzoT brand names. We refer to revenues from these products as "embedded systems" revenues.

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

The following tables provide an overview of key financial metrics for the three months ended March 31, 2017 and 2016 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenues	$7,799	$8,647	$(848)	(9.8)%
Gross margin	57.4%	56.0%	---	1.4 ppt
Operating expenses	$5,613	$5,506	$107	1.9%
Net loss	$(1,199)	$(875)	$(324)	37.0%
	Balance as of
	March 31, 2017	December 31, 2016	$ Change	% Change
Cash, cash equivalents, and short-term investments *	$21,552	$23,036	$(1,484)	(6.4)%
* As of March 31, 2017 and December 31, 2016, includes $1.3 million of restricted investments presented separately on condensed consolidated balance sheet

•
Revenues: Our revenues decreased by 9.8% during the first quarter of 2017 as compared to the same period in 2016. The decrease in revenues between the two quarterly periods was mainly due to a decrease in sales of components sold to Enel. For further analysis please see the topic Revenues in the Results of Operations discussion later in this section.

•
Gross margin: Our gross margins increased by 1.4 percentage points during the first quarter of 2017 as compared to the same period in 2016. These fluctuations were primarily due to a change in the mix of products sold. For further analysis please see the topic Gross Profit and Gross Margin in the Results of Operations discussion later in this section.

•
Operating expenses: Our operating expenses increased by 1.9% during the three months ended March 31, 2017, respectively, as compared to the same period in 2016. The increase was primarily due to the fact that, during the first quarter of 2016, we recorded a $318,000 reduction in the accrual for contingent consideration we expected to owe the former Lumewave shareholders, which reduced our general and administrative expenses. Excluding that expense reduction, our operating expenses declined by approximately $211,000 during the first three months of 2017 as compared to the same period in 2016. This reduction was primarily the result of a decrease in fees paid to third party service providers. For further analysis please see the topic Operating Expenses in the Results of Operations discussion later in this section.

•
Net loss: We generated a net loss of $1.2 million during the first quarter of 2017 compared to $875,000 during the same period in 2016. This increase in our net loss was mainly attributable to lower overall revenues and gross profits, and to a lesser extent, an increase in operating expenses.

•
Cash, cash equivalents, and short-term investments: During the first three months of 2017, our cash, cash equivalents, and short-term investment balance decreased by 6.4%, from $23.0 million at December 31, 2016 to $21.6 million at March 31, 2017. This decrease was primarily the result of cash used in operations of $1.5 million (driven primarily by our net loss of $1.2 million).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For further information on our significant accounting policies, see the Notes to our condensed consolidated financial statements included in Part 1 of this Report. Our critical accounting policies and estimates are also described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1, “Significant Accounting Policies” of Notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the Securities and Exchange Commission in March 2017. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our revenues, stock-based compensation, allowance for doubtful accounts, inventories, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2017, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
RESULTS OF OPERATIONS
The following table reflects the percentage of total revenues represented by each item in our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Revenues	100.0%	100.0%
Cost of revenues	42.6	44.0
Gross profit	57.4	56.0
Operating expenses:
Product development	28.6	25.4
Sales and marketing	18.7	15.1
General and administrative	24.7	23.2
Total operating expenses	72.0	63.7
Loss from operations	(14.6)	(7.7)
Interest and other income (expense), net	(0.8)	(2.3)
Loss before provision for income taxes	(15.5)	(10.0)
Income tax expense	(0.1)	0.1
Net loss	(15.4)%	(10.1)%
Revenues
Total revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	2017 over 2016 $ Change	2017 over 2016 % Change

Total revenues	$7,799	$8,647	$(848)	(9.8)%
Our revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are components we sell to Enel.

Excluding sales to Enel, a related party, which are discussed more fully below, our revenues increased during the three months ended March 31, 2017, as compared to the same period in 2016, by $464,000, or 6%. This increase was primarily due to increases in sales made to customers in the Americas and APJ regions, partially offset by a reduction in sales made to customers in the EMEA region. We have seen a loss in market share over the last several years due primarily to reduced investment in research and development and marketing, especially in our LONWORKS portfolio of products, which has caused a decrease in our embedded system revenues. In addition, the continued poor economic conditions in the EMEA region have also contributed to the year-over-year decline. Lastly, sales of components we make to our former Grid division also declined during the quarter ended March 31, 2017 as compared to the same period in 2016.

The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 5.1% for the three months ended March 31, 2017 and 2.7% for the same period in 2016. Our revenues will continue to be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during the remainder of 2017, the amount of our revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.
Enel project revenues (included in total revenues)

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	2017 over 2016 $ Change	2017 over 2016 % Change

Enel project revenues	$—	$1,312	$(1,312)	(100.0)%
In October 2006, we entered into a development and supply agreement with Enel. The development and supply agreement expired in March 2016. Under the development and supply agreement, Enel purchased metering kit products from us. Enel Project revenues recognized during the three months ended March 31, 2016 were driven primarily by shipments of metering kits under the development and supply agreement.

We sold our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks. We do not currently expect that there will be any significant shipments to Enel in 2017. As such, we expect our revenues from Enel will decrease significantly in 2017 as compared to 2016.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	2017 over 2016 $ Change	2017 over 2016 % Change

Gross Profit	$4,473	$4,842	$(369)	(7.6)%
Gross Margin	57.4%	56.0%	N/A	1.4

Gross profit is equal to revenues less cost of revenues. Cost of revenues associated with sales of our products includes direct costs associated with the purchase of components, sub-assemblies, and finished goods, as well as indirect costs such as allocated labor and overhead; costs associated with the packaging, preparation, and shipment of products; and charges related to warranty and excess and obsolete inventory reserves. Cost of revenues associated with sales of our services includes employee-

related costs such as salaries and fringe benefits as well as other direct and indirect costs incurred in providing training and customer support. Gross margin is equal to gross profit divided by revenues.
Our gross margins increased by 1.4 percentage points for the three months ended March 31, 2017, as compared to the same periods in 2016. This increase is primarily due to a change in the mix of products sold.

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

Operating Expenses
Product Development

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	2017 over 2016 $ Change	2017 over 2016 % Change
Product Development	$2,227	$2,193	$34	1.6%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses remained relatively unchanged during the three months ended March 31, 2017 as compared to the same period in 2016.
Sales and Marketing

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	2017 over 2016 $ Change	2017 over 2016 % Change
Sales and Marketing	$1,462	$1,302	$160	12.3%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
Our sales and marketing expenses increased by 12% during the three months ended March 31, 2017, as compared to the same period in 2016. The primary cause of this increase was an increase in non-cash equity compensation charges for our sales and marketing personnel.
General and Administrative

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	2017 over 2016 $ Change	2017 over 2016 % Change
General and Administrative	$1,924	$2,011	$(87)	(4.3)%

General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses decreased modestly during the three months ended March 31, 2017, as compared to the same period in 2016. As mentioned earlier, included in our results for the quarter ended March 31, 2016 was a reduction of the contingent consideration we would owe to the former Lumewave shareholders. During the quarter ended March 31, 2016, we concluded that it was no longer probable that we would owe any further contingent consideration to the former Lumewave shareholders at the conclusion of the two-year period ending in August 2016. As a result, we reduced this accrual by the remaining $318,000 balance, which was recorded as a reduction to our general and administrative expenses. Excluding this reduction, our general and administrative expenses decreased by $405,000, which was driven in large part by a reduction of fees paid to third party service providers, including our registered independent accountants.
Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	2017 over 2016 $ Change	2017 over 2016 % Change
Interest and Other Income (Expense), Net	$(65)	$(205)	$140	(68.3)%

Interest and other income (expense), net, primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other expense, net, decreased by $140,000 during the three months ended March 31, 2017 as compared to the same period in 2016. This fluctuation was primarily attributable to the fact that, during the first quarter of 2017, we recognized approximately $88,000 of foreign currency translation losses, whereas in the first quarter of 2016, we recognized foreign currency translation losses of approximately $221,000. These fluctuations are primarily attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our condensed consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, the resulting translation gains favorably impact other income.
We do not currently anticipate interest income on our investment portfolio will improve during 2017 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.
Income Tax Expense

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	2017 over 2016 $ Change	2017 over 2016 % Change
Income Tax Expense (Benefit)	$(6)	$6	$(12)	200.0%

The income tax expense (benefit) for the three months ended March 31, 2017 was $(6,000) compared to $6,000 for the same period in 2016. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as cost of revenues in our condensed consolidated statements of operations, was approximately $80,000 for the three months ended March 31, 2017, and $56,000 for the same period in 2016.
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of March 31, 2017, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
Legal Actions. From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of March 31, 2017, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during 2012 and certain earlier years, we were also able to finance our operations through operating cash flows.

The following table presents selected financial information as of March 31, 2017, and for each of the last three fiscal years (dollars in thousands):

	March 31,	December 31,
	2017	2016	2015	2014
Cash, cash equivalents, and short-term investments*	$21,552	$23,036	$26,070	$43,570
Trade accounts receivable, net	3,035	3,015	4,030	3,948
Working capital	22,527	23,083	26,713	40,310
Stockholders’ equity	24,010	24,678	28,921	43,177
* As of March 31, 2017 and December 31, 2016, includes $1.3 million of restricted investments presented separately on condensed consolidated balance sheet

As of March 31, 2017, we had $21.6 million in cash, cash equivalents, restricted cash and short-term investments, a decrease of $1.5 million as compared to December 31, 2016. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options by our employees and directors, and the exercise of warrants. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation, depreciation, and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $1.5 million for the three months ended March 31, 2017, a decrease in cash outflows of approximately $919,000 as compared to the same period in 2016. During the three months ended March 31, 2017, net cash used in operating activities was primarily the result of our net loss of $1.2 million, and changes in our operating assets and liabilities of $851,000; partially offset by stock-based compensation expenses of $467,000, and depreciation and amortization expense of $110,000. The primary components of the $851,000 net change in our operating assets and liabilities were a $545,000 decrease in accrued liabilities, a $125,000 increase in deferred cost of revenues, and a $124,000 increase in other current assets. Accrued liabilities decreased primarily due to the payment of bonuses that were accrued as of December 31, 2016. Deferred cost of revenues increased due to the mix of products for which revenue was deferred at March 31, 2017. Other current assets increased primarily as a result of an increase in prepaid expenses.
During the three months ended March 31, 2016, net cash used in operating activities was primarily the result of our net loss of $875,000, decreases in operating assets and liabilities of $1.4 million, and a reduction in the expected amount of contingent consideration we expect to owe the former Lumewave shareholders of $318,000; partially offset by depreciation and amortization expense of $144,000. The primary components of the $1.4 million net decrease in our operating assets and liabilities were a $904,000 decrease in accrued liabilities, a $433,000 increase in inventories, a $189,000 increase in accounts receivable, and a $131,000 decrease in deferred revenues; partially offset by a $113,000 increase in accounts payable. Accrued liabilities decreased primarily to the payment of bonuses that were accrued as of December 31, 2015. Inventories increased due to the timing of the purchase and sale of inventory during the quarter. Accounts receivable increased primarily as a result of the timing of shipments to and the corresponding collections from our customers in the first three months of 2016. Deferred revenues decreased in accordance with the overall activity with distributors in all regions. Accounts payable increased due to the timing of receipt and payment of invoices we received from our vendors during the quarter.
Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions and divestitures. Net cash provided by investing activities was $16,000 for the three months ended March 31, 2017, an increase in cash inflows of $13,000 from the same period in 2016. During the three months ended March 31, 2017, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $6.0 million, partially offset by purchases of available-for-sale short-term investments of $6.0 million, and capital expenditures of $16,000.

During the three months ended March 31, 2016, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $4.0 million, partially offset by purchases of available-for-sale short-term investments of $4.0 million, and capital expenditures of $5,000.
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $17,000 for the three months ended March 31, 2017, a increase in cash outflows of $16,000 as compared to the same period in 2016. During the three months ended March 31, 2017, net cash used in financing activities was primarily the result of $17,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
During the three months ended March 31, 2016, net cash used in financing activities was primarily the result of $1,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
As noted above, our cash and investments totaled $21.6 million as of March 31, 2017. Of this amount, approximately 5% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
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
Based on our current business plan and revenue prospects, we believe that our existing cash reserves will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. However, we currently expect that our combined cash, cash equivalent, and short-term investment balance will decline during the remainder of 2017. In the event that we require additional financing, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.
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
For the three months ended March 31, 2017 and 2016, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $0 and $1.3 million, respectively. As of March 31, 2017 and December 31, 2016, none of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
RECENTLY ISSUED ACCOUNTING STANDARDS
During the three months ended March 31, 2017, there have been no new recent accounting pronouncements or changes in accounting pronouncements, other than those noted in Note 1 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, that are of significance, or potential significance, to our company.
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
Although we commenced our business in 1988, we have made significant changes to our business model in recent years. Historically, we derived all of our revenues from our embedded systems and Grid businesses. However, in 2014, we sold our Grid business, and over the last several years, we have experienced a decline in revenues from our legacy embedded systems products and services, including a cessation in our shipments to Enel.
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

Additionally, federal NOLs are subject to annual limitations under the change of ownership rules within Section 382 of the Internal Revenue Code. In general, an ownership change occurs when the percentage of stock held by one or more 5-percent shareholders increases by more than 50 percentage points over the lowest stock ownership held by such shareholders at any time within a prescribed period, usually three years. If an ownership change were to occur, we may be unable to use a significant portion of our NOLs to offset taxable income. As discussed in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission in March 2017, on April 22, 2016, the Company’s Board of Directors adopted a Tax Benefit Preservation Plan (“Tax Plan”) intended to reduce the likelihood that changes in the Company’s investor base have the unintended effect of limiting the Company’s use of its tax benefits. The Tax Plan is intended to require any person acquiring shares of the Company’s securities equal to or exceeding 4.99% of the Company’s outstanding shares to obtain the approval of the Board of Directors. This would protect the tax benefits because changes in ownership by a person owning less than 4.99% of the Company’s stock are considered and included in one or more public groups in the calculation of “ownership change” for purposes of Section 382 of the Code. However, there can be no assurance that the Tax Plan would be effective under all circumstances. Moreover, the Tax Plan, as amended on April 17, 2017, will expire on April 25, 2019, unless renewed by our Board of Directors.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We have not experienced any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2016.
Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments to hedge these exposures.
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at March 31, 2017 and December 31, 2016, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at March 31, 2017, and December 31, 2016, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Factors That May Affect Future Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2016 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	820	$4.83	—	—
February 1 - February 28	653	$4.93	—	—
March 1 - March 31	1,640	$6.00	—	—
Total	3,113	$5.47	—	—

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

ECHELON CORPORATION
Date:	May 11, 2017	By:	/s/ C. Michael Marszewski
C. Michael Marszewski Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1 #	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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