Form 10-Q
period 2017-09-30
ECHELON CORP
filed 2017-11-07
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of October 31, 2017, 4,520,347 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10‑Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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
ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,962	$9,803
Restricted investments	1,250	1,250
Short-term investments	11,974	11,983
Accounts receivable, net	3,062	3,015
Inventories	2,752	2,570
Deferred cost of revenues	1,247	1,104
Other current assets	1,489	900
Total current assets	29,736	30,625

Property and equipment, net	398	445
Intangible assets, net	782	953
Other long‑term assets	863	885
Total assets	$31,779	$32,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,302	$1,697
Accrued liabilities	2,024	2,174
Deferred revenues	4,096	3,671
Total current liabilities	8,422	7,542

LONG-TERM LIABILITIES:
Other long-term liabilities	679	688
Total long-term liabilities	679	688

STOCKHOLDERS’ EQUITY:
Common stock	48	48
Additional paid-in capital	359,028	358,123
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive loss	(1,921)	(2,437)
Accumulated deficit	(306,601)	(303,180)
Total Echelon Corporation stockholders’ equity	22,424	24,424
Noncontrolling interest in subsidiary	254	254
Total stockholders’ equity	22,678	24,678
Total liabilities and stockholders’ equity	$31,779	$32,908

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues (2)	$7,817	$8,179	$23,637	$24,887
Cost of revenues (1)	3,337	3,707	10,158	10,927
Gross profit	4,480	4,472	13,479	13,960
Operating expenses:
Product development (1)	2,280	1,963	6,762	6,141
Sales and marketing (1)	1,239	1,570	4,164	4,551
General and administrative (1)	1,656	2,087	5,509	6,295
Total operating expenses	5,175	5,620	16,435	16,987
Loss from operations	(695)	(1,148)	(2,956)	(3,027)
Interest and other income (expense), net	(155)	(57)	(440)	241
Loss before provision for income taxes	(850)	(1,205)	(3,396)	(2,786)
Income tax expense	2	23	25	80

Net loss	$(852)	$(1,228)	$(3,421)	$(2,866)

Basic and diluted net loss per share	$(0.19)	$(0.28)	$(0.77)	$(0.65)

Shares used in computing net loss per share:
Basic	4,460	4,431	4,447	4,423
Diluted	4,460	4,431	4,447	4,423

(1)	See Note 4 for summary of amounts included representing stock-based compensation expense.

(2)
Includes related party amounts of $0 and $0 for the three months ended September 30, 2017 and 2016, respectively. Includes related party amounts of $0 and $1,312 for the nine months ended September 30, 2017 and 2016, respectively. See Note 5 and Note 12 for additional information on related party transactions.

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net loss	$(852)	$(1,228)	$(3,421)	$(2,866)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	183	58	513	(281)
Unrealized holding gain (loss) on available-for-sale securities	3	1	3	14
Total other comprehensive income (loss)	186	59	516	(267)
Comprehensive loss	$(666)	$(1,169)	$(2,905)	$(3,133)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(3,421)	$(2,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	334	377
Provision for (recovery of) allowance for doubtful accounts	(7)	(1)
Increase in accrued investment income	(72)	(30)
Stock-based compensation	1,146	290
Adjustment to contingent consideration	—	(318)
Change in operating assets and liabilities:
Accounts receivable	30	322
Inventories	(182)	285
Deferred cost of revenues	(118)	(35)
Other current assets	(580)	435
Accounts payable	558	(130)
Accrued liabilities	332	(965)
Deferred revenues	315	364
Deferred rent	(46)	93
Net cash used in operating activities	(1,711)	(2,179)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available‑for‑sale short‑term investments	(17,917)	(17,972)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	18,000	23,155
Change in other long‑term assets	25	(63)
Purchase of property and equipment	(72)	(84)
Net cash provided by investing activities	36	5,036

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(237)	(42)
Net cash used in financing activities	(237)	(42)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	71	(19)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,841)	2,796

CASH AND CASH EQUIVALENTS:
Beginning of period	9,803	7,691
End of period	$7,962	$10,487

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$120	$128
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

•
The Company’s sales are currently concentrated, as approximately 29.1% of revenues for the nine months ended September 30, 2017, were derived from one customer, Avnet Europe Comm VA ("Avnet"), the Company's primary distributor of its Industrial Internet of Things ("IIoT") products in Europe and Japan. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from the Company, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

•
Due to the nature of development efforts in general, the Company can experience delays in the introduction of new or improved products beyond its original projected shipping date for such products. These delays can result in increased development costs and delays in the ability to generate revenues from these new products. Furthermore, when such new products are developed, there is no guarantee that they will meet customer requirements or will otherwise be acceptable to them, which could cause them to discontinue buying these products. This could have a material adverse effect on the Company's revenues and results of operations.

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
Restricted Investments
As of September 30, 2017, restricted investments consist of balances maintained by the Company with an investment advisor in money market funds and permitted treasury bills. These balances represent collateral for a $1.0 million operating line of credit issued to the Company by its primary bank for credit card purchases. Because the Company’s agreement with the lender prevents the Company from withdrawing these funds, they are considered restricted.

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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company's only financial assets and liabilities required to be measured at fair value on a recurring basis at September 30, 2017, are its fixed income available-for-sale securities. See Note 2 of these Notes to condensed consolidated financial statements for a summary of the input levels used in determining the fair value of these assets and liabilities as of September 30, 2017.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale investments, at fair value. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at September 30, 2017 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$4,466	$4,466	$—	$—
U.S. government securities(2)	13,224	—	13,224	—
Total	$17,690	$4,466	$13,224	$—
The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at December 31, 2016 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$4,513	$4,513	$—	$—
U.S. government securities(2)	13,233	—	13,233	—
Total	$17,746	$4,513	$13,233	$—
(1)    Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets.

(2)	Represents the portfolio of available for sale securities that is included in restricted investments and short-term investments in the Company’s condensed consolidated balance sheets.
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
As of September 30, 2017, the Company’s available-for-sale securities had contractual maturities of six months and an average remaining term to maturity of three months. As of September 30, 2017, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$11,966	$11,967	$1	$—
The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses for the Company’s available-for-sale short-term investments, by major security type, were as follows as of December 31, 2016 (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$11,984	$11,983	$—	$1
Market values were determined for each individual security in the investment portfolio. The Company reviews its investments on a regular basis to evaluate whether or not any have experienced an other-than-temporary decline in fair value. No securities experienced an other-than-temporary decline in fair value during the nine-months ended September 30, 2017 or during the twelve months ended December 31, 2016.
3. Earnings Per Share:

The computation of diluted net loss per share does not include stock options, performance shares, and contingently issuable shares of 934,067 and 809,518 for the three and nine months ended September 30, 2017 and 2016, respectively, because the effect of their inclusion would be anti-dilutive based on their respective exercise prices.
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

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Cost of revenues	$44	$13	$118	$(4)
Product development	117	3	360	43
Sales and marketing	(106)	49	23	(29)
General and administrative	182	49	645	280
Total	$237	$114	$1,146	$290

The negative expense amounts reflected in the table above are primarily due to the reversal of previously recognized expense resulting from the forfeiture of equity awards for certain employees whose employment terminated during the respective periods.

Stock Award Activity

There were no options exercised during the three and nine months ended September 30, 2017 and 2016.

The total fair value of RSUs vested and released during the three and nine months ended September 30, 2017 was $489,000 and $685,000, respectively. The total fair value of RSUs vested and released during the three and nine months ended September 30, 2016 was approximately $21,000 and $117,000, respectively. The fair value is calculated by multiplying the fair market value of the Company’s common stock on the vesting date by the number of shares of common stock issued upon vesting.
5.    Significant Customers:
The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and nine months ended September 30, 2017 and 2016, the Company had two customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributors of its IIoT products in Europe and Japan, and Enel Distribuzione Spa ("Enel"), an Italian utility company. For the three and nine months ended September 30, 2017 and 2016, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Avnet	29.0%	27.5%	29.1%	28.1%
Enel	—%	—%	—%	5.3%
Total	29.0%	27.5%	29.1%	33.4%
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

While the Company believes it has adequately provided for such contingencies as of September 30, 2017, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
Line of Credit
As of September 30, 2017, the Company maintained an operating credit line of $1.0 million with its primary bank for company credit card purchases. This line of credit is secured by a collateral of the first priority on $1.3 million of the Company's investments (presented as restricted investments in the condensed consolidated balance sheets). The restricted investments are classified as current assets due to the contractual duration of the underlying credit agreement.
7. Accumulated Other Comprehensive Income (Loss), Net of Tax (Amounts in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2016	$(2,435)	$(2)	$(2,437)
Change during January - September 2017	513	3	516
Balance at September 30, 2017	$(1,922)	$1	$(1,921)

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
8.     Inventories:

Inventories are stated at the lower of cost (first‑in, first‑out) or market and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016

Purchased materials	$135	$148
Finished goods	2,617	2,422
	$2,752	$2,570
9. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016

Accrued payroll and related costs	$1,351	$1,299
Warranty reserve	138	118
Restructuring charges	185	273
Other accrued liabilities	350	484
	$2,024	$2,174

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived and other assets include property and equipment, acquired intangible assets, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of September 30, 2017 and December 31, 2016, long-lived assets of approximately $2.0 million and $2.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the condensed consolidated financial statements.

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations, value-added resellers, and local distributors, primarily in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Americas	$3,357	$2,828	$9,822	$8,537
EMEA	2,584	3,451	8,232	11,312
APJ	1,876	1,900	5,583	5,038
Total	$7,817	$8,179	$23,637	$24,887

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.
11. Income Taxes:
The provision for income taxes for the three months ended September 30, 2017 and 2016 was $2,000 and $23,000, respectively. The provision for income taxes for the nine months ended September 30, 2017 and 2016 were $25,000 and $80,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
As of September 30, 2017 and December 31, 2016, the Company had gross unrecognized tax benefits of approximately $9.3 million and $9.2 million, respectively, of which $349,000 and $364,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2017 and December 31, 2016, the Company had accrued $56,000 and $62,000, respectively, for interest and penalties. The $6,000 reduction in interest and penalties on gross unrecognized tax benefits during the nine months ended September 30, 2017 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.
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
For the three and nine months ended September 30, 2017, the Company recognized no revenue from products sold to Enel and its designated manufacturers. For the three and nine months ended September 30, 2016, the Company recognized revenue from products sold to Enel and its designated manufacturers of approximately $0 and $1.3 million, respectively.
As of September 30, 2017 and December 31, 2016, none of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
13. Joint Venture:
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture's intended focus was on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51.0% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s condensed consolidated financial statements as of September 30, 2017 and 2016, and for the nine months then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the non-controlling interest in subsidiary on the condensed consolidated balance sheet as of September 30, 2017. Net loss attributable to the non-controlling interest in Echelon-Holley was $0 and $0 during the three and nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, Echelon and Holley Metering had contributed in cash a total of approximately $4.0 million in Share Capital, as defined in the joint venture agreement, to Echelon-Holley in proportion to their respective ownership interests.
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
During the quarter ended September 30, 2015, the Company concluded that it would no longer pursue a sale, but would instead work with Holley Metering to shut the joint venture down. The remaining net assets of the joint venture were immaterial as of September 30, 2015 and continue to be as of September 30, 2017. As of September 30, 2017, the Company is continuing to work with Holley Metering to complete the shut-down.
14. Restructuring:
During the fourth quarter of 2016, the Company undertook restructuring actions affecting approximately 7 employees to be terminated between October 2016 and March 2018, as part of an overall plan to reshape the Company for the future. In connection with this restructuring, the Company recorded restructuring charges of approximately $286,000 related to termination benefits for these personnel during the year ended December 31, 2016.
The following table sets forth a summary of restructuring activities related to the Company's 2016 restructuring program (in thousands):

	December 31, 2016	Costs Incurred	Cash Payments	September 30, 2017
Accrued termination benefits	$273	$—	$(88)	$185

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Our second product line is a range of control networking solutions designed specifically for the lighting market within the IIoT. As this market continues its transition to solid state lighting, or LEDs, we have focused our initial offerings on outdoor lighting control solutions, as we believe that the incremental energy savings, maintenance benefits, and safety improvements resulting from the implementation of controls offers a compelling return on investment. In addition, due to the abundance of lighting fixtures in most locations, the lighting control system can host a variety of "smart" applications that can further improve safety and comfort on roadways, in parking lots and garages, on campuses, in tunnels, and more. Our lighting control solutions consist of wired and wireless control nodes placed at the lighting fixtures of a wide variety of manufacturers, “smart” gateways for interconnecting the control nodes, and a software-based Central Management System, or CMS, which is used for startup, commissioning, management, and monitoring of the lighting network. These solutions are sold to end users typically through manufacturers' representatives, energy services companies, and distributors, and are generally marketed under the

LumInsight, Lumewave, and Lumewave by Echelon brand names. We refer to revenues from these products as "outdoor lighting" revenues.

The following tables provide an overview of key financial metrics for the three and nine months ended September 30, 2017 and 2016 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Revenues	$7,817	$8,179	$(362)	(4.4)%
Gross margin	57.3%	54.7%	---	2.6 ppt
Operating expenses	$5,175	$5,620	$(445)	(7.9)%
Net loss	$(852)	$(1,228)	$376	(30.6)%
	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Revenues	$23,637	$24,887	$(1,250)	(5.0)%
Gross margin	57.0%	56.1%	---	0.9 ppt
Operating expenses	$16,435	$16,987	$(552)	(3.2)%
Net loss	$(3,421)	$(2,866)	$(555)	19.4%
	Balance as of
	September 30, 2017	December 31, 2016	$ Change	% Change
Cash, cash equivalents, and short-term investments *	$21,186	$23,036	$(1,850)	(8.0)%
* As of September 30, 2017 and December 31, 2016, includes $1.3 million of restricted investments presented separately on condensed consolidated balance sheet

•
Revenues: Our revenues decreased by 4.4% during the third quarter of 2017 as compared to the same period in 2016, and decreased by 5.0% during the nine months ended September 30, 2017 as compared to the same period in 2016. The decrease in revenues between the two nine-month periods was mainly due to a decrease in sales of components sold to Enel and our former Grid division. For further analysis please see the topic Revenues in the Results of Operations discussion later in this section.

•
Gross margin: Our gross margins increased by 2.6 percentage points during the third quarter of 2017 as compared to the same period in 2016, and increased by 0.9 percentage points during the nine months ended September 30, 2017 as compared to the same period in 2016. These increases in gross margins were primarily due to changes in the mix of products sold. For further analysis please see the topic Gross Profit and Gross Margin in the Results of Operations discussion later in this section.

•
Operating expenses: Our operating expenses decreased by 7.9% and 3.2% during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The decreases between the two quarterly and nine-month periods were due to reductions in general and administrative and sales and marketing expenses, partially offset by a increases in our product development expenses. In addition, during the first quarter of 2016, we recorded a $318,000 reduction in the accrual for contingent consideration we expected to owe the former Lumewave shareholders, which reduced our general and administrative expenses. Excluding that expense reduction, our operating expenses declined by approximately $870,000, or 5%, during the first nine months of 2017 as compared to the same period in 2016. For further analysis please see the topic Operating Expenses in the Results of Operations discussion later in this section.

•
Net loss: We generated a net loss of $852,000 during the third quarter of 2017 compared to $1.2 million during the same period in 2016. This decrease in our net loss was mainly attributable to reductions in our operating expenses. For the nine months ended September 30, 2017, we generated a net loss of $3.4 million compared to $2.9 million for the same period in 2016. The primary drivers behind the $555,000 increase in our net loss between the two nine month periods were lower revenues and corresponding gross profit, the $318,000 reduction in the accrual for contingent consideration we expected to owe the former Lumewave shareholders discussed above, and increased foreign currency translation losses, all of which was partially offset by a reduction in our operating expenses.

•
Cash, cash equivalents, and short-term investments: During the first nine months of 2017, our cash, cash equivalents, and short-term investment balance decreased by $1.9 million, or 8.0%, from $23.0 million at December 31, 2016 to $21.2 million at September 30, 2017. This decrease was primarily the result of cash used in operations of $1.7 million (driven primarily by our net loss of $3.4 million).

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

During the nine months ended September 30, 2017, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
RESULTS OF OPERATIONS
The following table reflects the percentage of total revenues represented by each item in our condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.7	45.3	43.0	43.9
Gross profit	57.3	54.7	57.0	56.1
Operating expenses:
Product development	29.2	24.0	28.6	24.7
Sales and marketing	15.9	19.2	17.6	18.3
General and administrative	21.2	25.5	23.3	25.3
Total operating expenses	66.2	68.7	69.5	68.3
Loss from operations	(8.9)	(14.0)	(12.5)	(12.2)
Interest and other income (expense), net	(2.0)	(0.7)	(1.9)	1.0
Loss before provision for income taxes	(10.9)	(14.7)	(14.4)	(11.2)
Income tax expense	—	0.3	0.1	0.3
Net loss	(10.9)%	(15.0)%	(14.5)%	(11.5)%

Revenues
Total revenues

	Three Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	2017 over 2016 $ Change	2017 over 2016 % Change

Total revenues	$7,817	$8,179	$(362)	(4.4)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	2017 over 2016 $ Change	2017 over 2016 % Change

Total revenues	$23,637	$24,887	$(1,250)	(5.0)%
Our revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are components we sell to Enel.
Excluding sales to Enel, a related party, which are discussed more fully below, our revenues decreased by approximately 4% during the three months ended September 30, 2017, as compared to the same period in 2016, and remained relatively flat during the nine months ended September 30, 2017, as compared to the same period in 2016. The decrease between the two quarterly periods was due to a reduction in the amount of component sales we made to our former Grid division. Excluding these sales, our revenues were up slightly between the two quarterly periods. Component sales to our former Grid division were also down between the two nine-month periods, but were more than offset by increased sales of our embedded systems products. For the third consecutive quarter, our embedded sales have grown across a broad base of customer applications ranging from semiconductor manufacturing equipment monitoring, to building automation, HVAC controls, and more. We believe this trend may be taking hold and working to Echelon’s benefit, as companies expand into IIoT deployments and leverage LONWorks’ capability.

The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 4.1% for the nine months ended September 30, 2017 and 3.6% for the same period in 2016. Our revenues will continue to be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during the remainder of 2017, the amount of our revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel project revenues (included in total revenues)

Three Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	2017 over 2016 $ Change	2017 over 2016 % Change

Enel project revenues	$—	$—	$—	N/A
Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	2017 over 2016 $ Change	2017 over 2016 % Change
Enel project revenues	$—	$1,312	$(1,312)	(100.0)%
In October 2006, we entered into a development and supply agreement with Enel. The development and supply agreement expired in March 2016. Under the development and supply agreement, Enel purchased metering kit products from us. Enel Project revenues recognized during the nine months ended September 30, 2016 were driven primarily by shipments of metering kits under the development and supply agreement.

We sold our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks. We do not currently expect that there will be any significant shipments to Enel in 2017. As such, we expect our revenues from Enel will decrease significantly in 2017 as compared to 2016.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	2017 over 2016 $ Change	2017 over 2016 % Change

Gross Profit	$4,480	$4,472	$8	0.2%
Gross Margin	57.3%	54.7%	N/A	2.6
	Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	2017 over 2016 $ Change	2017 over 2016 % Change
Gross Profit	$13,479	$13,960	$(481)	(3.4)%
Gross Margin	57.0%	56.1%	NA	0.9

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
Our gross margins increased by 2.6 percentage points for the three months ended September 30, 2017, as compared to the same period in 2016, and increased slightly for the nine months ended September 30, 2017, as compared to the same period in 2016. The increase between the two quarterly periods was primarily due to the mix of products sold during the quarter ended September 30, 2017.

Our future gross margins will continue to be affected by several factors, including, but not limited to: overall revenue levels, changes in the mix of products sold, changes in our distribution strategy and use of distributors, changes in the prices charged by our suppliers, periodic charges related to excess and obsolete inventories, warranty expenses, introductions of cost reduced versions of our products, changes in the average selling prices of the products we sell, purchase price variances, and fluctuations in the level of indirect overhead spending. In addition, the impact of foreign exchange rate fluctuations and labor rates may affect our gross margins in the future. We currently outsource the manufacturing of most of our products requiring assembly to contract electronic manufacturers ("CEMs") located primarily in China. To the extent labor rates were to rise further, or to the extent the U.S. dollar were to weaken against the Chinese currency, or other currencies used by our CEMs, our costs for the products they manufacture could rise, which would negatively affect our gross margins.

Operating Expenses
Product Development

	Three Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	2017 over 2016 $ Change	2017 over 2016 % Change
Product Development	$2,280	$1,963	$317	16.1%
	Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	2017 over 2016 $ Change	2017 over 2016 % Change
Product Development	$6,762	$6,141	$621	10.1%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses increased by 16% and 10% during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In both periods, the increases are primarily attributable to increased spending for third party contract engineers and consultants. In addition, non-cash equity compensation charges for equity awards granted to our product development personnel increased by $114,000 and $317,000 for the three and six months ended September 30, 2017, respectively, as compared to the same periods in 2016. We expect our equity compensation expenses will be higher for the duration of 2017 than they were in 2016.
Sales and Marketing

	Three Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	2017 over 2016 $ Change	2017 over 2016 % Change
Sales and Marketing	$1,239	$1,570	$(331)	(21.1)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	2017 over 2016 $ Change	2017 over 2016 % Change
Sales and Marketing	$4,164	$4,551	$(387)	(8.5)%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
Our sales and marketing expenses decreased by 21% during the three months ended September 30, 2017 as compared to the same period in 2016, and decreased by 9% during the nine months ended September 30, 2017 as compared to the same period in 2016. In both periods, the reductions are primarily attributable to a reduction in compensation related expenses, in particular commissions paid to our sales force. In addition, during the quarter ended September 30, 2017, certain of our sales personnel departed. This resulted in the reversal of previously recognized equity compensation expense for awards that had not yet vested.
General and Administrative

	Three Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	2017 over 2016 $ Change	2017 over 2016 % Change
General and Administrative	$1,656	$2,087	$(431)	(20.7)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	2017 over 2016 $ Change	2017 over 2016 % Change
General and Administrative	$5,509	$6,295	$(786)	(12.5)%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
Our general and administrative expenses decreased by 21% during the three months ended September 30, 2017 as compared to the same period in 2016. This decrease was primarily driven by a reduction in fees paid to third party service providers, including our registered independent accountants.
During the nine months ended September 30, 2017, our general and administrative expenses decreased by 13% as compared to the same period in 2016. Included in our results for the nine months ended September 30, 2016 was a reduction of the contingent consideration we would owe to the former Lumewave shareholders. During the quarter ended March 31, 2016, we concluded that it was no longer probable that we would owe any further contingent consideration to the former Lumewave shareholders at the conclusion of the two-year period ending in August 2016. As a result, we reduced this accrual by the remaining $318,000 balance, which was recorded as a reduction to our general and administrative expenses. Excluding this reduction, our general and administrative expenses decreased by $1.1 million, which was driven in large part by a reduction of fees paid to third party service providers, as well as lesser reductions in fees paid to our Board of Directors, bank fees, insurance premiums, and compensation costs for our general and administrative personnel.
Partially offsetting the reductions in our general and administrative expenses during the first half of 2017 were higher non-cash charges for equity compensation awards granted to our general and administrative personnel. During the three and nine months ended September 30, 2017, these equity compensation expenses increased by $133,000 and $365,000, respectively, as compared to the same periods in 2016. We expect the equity compensation expenses associated with our general and administrative personnel will continue to be higher for the remainder of 2017 as compared to 2016.
Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	2017 over 2016 $ Change	2017 over 2016 % Change
Interest and Other Income (Expense), Net	$(155)	$(57)	$(98)	171.9%
	Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	2017 over 2016 $ Change	2017 over 2016 % Change
Interest and Other Income (Expense), Net	$(440)	$241	$(681)	(282.6)%

Interest and other income (expense), net, primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.

Interest and other expense, net, increased by $98,000 and $681,000 during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. These fluctuations were primarily attributable to foreign currency exchange losses. During the third quarter of 2017, we recognized approximately $196,000 of foreign currency translation losses, whereas in the third quarter of 2016, we recognized foreign currency translation losses of approximately $74,000. Similarly, during the nine months ended September 30, 2017, we recognized $537,000 of foreign currency translation losses, whereas during the same period in 2016, we recognized foreign currency translation gains of $191,000. These fluctuations are primarily attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our condensed consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, the resulting translation gains favorably impact other income.
We do not currently anticipate interest income on our investment portfolio will improve during 2017 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.
Income Tax Expense

	Three Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	2017 over 2016 $ Change	2017 over 2016 % Change
Income Tax Expense	$2	$23	$(21)	(91.3)%
	Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	2017 over 2016 $ Change	2017 over 2016 % Change
Income Tax Expense	$25	$80	$(55)	(68.8)%

Income tax expense for the three months ended September 30, 2017 was $2,000 compared to $23,000 for the same period in 2016, and was $25,000 for the nine months ended September 30, 2017 compared to $80,000 for the same period in 2016. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as cost of revenues in our condensed consolidated statements of operations, was approximately $65,000 and $225,000 for the three and nine months ended September 30, 2017, respectively, and $61,000 and $201,000 for the same period in 2016.
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of September 30, 2017, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
Legal Actions. From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of September 30, 2017, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during 2012 and certain earlier years, we were also able to finance our operations through operating cash flows.

The following table presents selected financial information as of September 30, 2017, and for each of the last three fiscal years (dollars in thousands):

	September 30,	December 31,
	2017	2016	2015	2014
Cash, cash equivalents, and short-term investments*	$21,186	$23,036	$26,070	$43,570
Trade accounts receivable, net	3,062	3,015	4,030	3,948
Working capital	21,314	23,083	26,713	40,310
Stockholders’ equity	22,678	24,678	28,921	43,177
* As of September 30, 2017 and December 31, 2016, includes $1.3 million of restricted investments presented separately on condensed consolidated balance sheet

As of September 30, 2017, we had $21.2 million in cash, cash equivalents, restricted cash and short-term investments, a decrease of $1.9 million as compared to December 31, 2016. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options by our employees and directors, and the exercise of warrants. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation, depreciation, and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $1.7 million for the nine months ended September 30, 2017, a decrease in cash outflows of approximately $468,000 as compared to the same period in 2016. During the nine months ended September 30, 2017, net cash used in operating activities was primarily the result of our net loss of $3.4 million, and changes in our operating assets and liabilities of $309,000; partially offset by stock-based compensation expenses of $1,146,000, and depreciation and amortization expense of $334,000. The primary components of the $309,000 net change in our operating assets and liabilities were a $580,000 increase in other current assets, a $182,000 increase in inventories, and a $118,000 increase in deferred cost of revenues; all of which was partially offset by a $558,000 increase in accounts payable, a $332,000 increase in accrued liabilities, and a $315,000 increase in deferred revenues. Other current assets increased primarily as a result of an increase in prepaid expenses and non-trade receivables. Deferred cost of revenues increased due to an increase in our deferred revenues and the mix of products for which revenue was deferred at September 30, 2017. Accounts payable increased due to the timing of receipt and payment of invoices we received from our vendors during the period. Accrued liabilities increased primarily due to the foreign exchange impact of our short-term intercompany balances, which were partially offset by the payment of bonuses that were accrued as of December 31, 2016. Deferred revenues increased in accordance with the overall activity of our suppliers in all regions.
During the nine months ended September 30, 2016, net cash used in operating activities of $2.2 million was primarily the result of our net loss of $2.9 million, changes in operating assets and liabilities of $369,000, and a reduction in the amount of contingent consideration we owe the former Lumewave shareholders of $318,000; partially offset by depreciation and amortization expense of $377,000 and stock-based compensation expenses of $290,000. The primary components of the $369,000 net change in our operating assets and liabilities were a $1.0 million decrease in accrued liabilities, a $130,000 decrease in accounts payable, and a $35,000 increase in deferred cost of goods sold; partially offset by a $435,000 decrease in other current assets, a $364,000 increase in deferred revenues, a $322,000 decrease in accounts receivable, and a $285,000 decrease in inventories. Accrued liabilities decreased primarily due to the payment of bonuses that were accrued as of December 31, 2015 and the reversal of the contingent consideration owed to the former Lumewave shareholders. Accounts payable decreased due to the timing of receipt and payment of invoices we received from our vendors during the period. Deferred revenues and the associated deferred cost of goods sold increased in accordance with the overall activity with distributors in all regions. Other current assets decreased primarily as a result of a reduction in prepaid expenses and the refund of the deposit on our old headquarters building in San Jose. Accounts receivable decreased primarily as a result of the timing of shipments to and the corresponding collections from our customers in the first nine months of 2016. Inventories decreased in line with the Company's actions to consciously reduce inventory levels.
Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions and divestitures. Net cash provided by investing activities was $36,000 for the nine months ended September 30, 2017, a decrease in cash inflows of $5.0 million from the same period in 2016. During the nine months ended September 30, 2017, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $18.0 million, partially offset by purchases of available-for-sale short-term investments of $17.9 million, and capital expenditures of $72,000.
During the nine months ended September 30, 2016, net cash provided by investing activities of $5.0 million was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $23.2 million, partially offset by purchases of available-for-sale short-term investments of $18.0 million, and capital expenditures of $84,000.
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $237,000 for the nine months ended September 30, 2017, a increase in cash outflows of $195,000 as compared to the same period in 2016. During the nine months ended September 30, 2017, net cash used in financing activities was primarily the result of $237,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
During the nine months ended September 30, 2016, net cash used in financing activities was the result of $42,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
As noted above, our cash and investments totaled $21.2 million as of September 30, 2017. Of this amount, approximately 5% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
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

During 2006, we supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, we entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchased additional electronic components and finished goods from us. Under the software enhancement agreement, we provided software enhancements to Enel for use in its Contatore Elettronico system. The software enhancement was assigned to S&T as part of the sale of our Grid division in September 2014. The development and supply agreement expired in March 2016.
For the three months ended September 30, 2017 and 2016, as well as the nine months ended September 30, 2017, the Company recognized no revenue from products and services sold to Enel and its designated manufacturers. For the nine months ended September 30, 2016, the Company recognized revenue from products sold to Enel and its designated manufacturers of approximately $1.3 million. As of September 30, 2017 and December 31, 2016, none of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
RECENTLY ISSUED ACCOUNTING STANDARDS
During the nine months ended September 30, 2017, there have been no new recent accounting pronouncements or changes in accounting pronouncements, other than those noted in Note 1 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, that are of significance, or potential significance, to our company.
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

Although revenues from our legacy embedded systems products have been increasing in recent quarters, prior to 2017 they had been declining annually for several years. We cannot guarantee that the recent improvement in sales of these products will continue.

We have decided to focus heavily on lighting controls within the IIoT as our targeted market. As we have a limited operating history in this market segment, we are subject to a number of risks and uncertainties that may impact our ability to gain market acceptance for our lighting control products.

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
When we develop new products, there is no guarantee that these new products will meet our customers' requirements or will otherwise be acceptable to them, which could cause them to discontinue buying our products. This could have a material adverse effect on our revenues and results of operations.
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

We may be vulnerable to price increases for products, components, or materials, such as silver, copper, and cobalt. We generally do not enter into forward contracts or other methods of hedging against supply risk for these items. In addition, we have in the past and may in the future experience shortages or interruptions in supply for certain of these items, including products or components that have been or will be discontinued, which can cause us to delay shipments beyond targeted or announced dates. We have also reduced our inventory levels from historical levels, which could impact our ability to supply our customers with products in a timely manner if there was an unexpected increase in demand. Such shortages or interruptions could result from events outside our control, as was the case with the earthquake and tsunami in Japan in March 2011. To help address these issues, we may decide from time to time to purchase quantities of these items that are in excess of our estimated requirements. As a result, we could be forced to increase our excess and obsolete inventory reserves to provide for these excess quantities, which could harm our operating results. In addition, if a component or other product goes out of production, we may be required to requalify substitute components or products, or even redesign our products to incorporate an alternative component or product.
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
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at September 30, 2017 and December 31, 2016, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at September 30, 2017, and December 31, 2016, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	346	$5.07	—	—
August 1 - August 31	3,678	$4.83	—	—
September 1 - September 30	33,555	$4.68	—	—
Total	37,579	$4.69	—	—

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

ECHELON CORPORATION
Date:	November 7, 2017	By:	/s/ C. Michael Marszewski
C. Michael Marszewski Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1 #	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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