Form 10-K
period 2017-12-31
ECHELON CORP
filed 2018-03-27
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	X

(do not check if a smaller reporting company)			Emerging growth company
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, there were 4,453,811 shares of the registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the per share closing sale price of $5.16 of such shares on the Nasdaq Global Market on June 30, 2017) was approximately $16.9 million. Shares of the registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 As of February 28, 2018, 4,524,021 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2018 Annual Meeting of Stockholders to be held May 17, 2018 (Proxy Statement)	Part III

ECHELON CORPORATION
FORM 10‑K
FOR THE YEAR ENDED DECEMBER 31, 2017

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

We are a pioneer in developing distributed intelligence, open-standard control networking platforms for Industrial Internet of Things ("IIoT") applications and delivering elements necessary to design, install, monitor and control highly reliable, scalable and secure communities of devices. Echelon's vision is one of low-cost monitoring and control technology in every industrial electrical device in the world and complete vertical solutions in the fastest growing market segments. With more than 140 million Echelon-powered devices shipped worldwide, Echelon helps its customers migrate existing legacy devices, and bring new devices and applications into a growing global Industrial Internet.

In 2014 the Internet of Things ("IoT") market opportunity became increasingly apparent. The IoT refers to a network of physical objects, each containing a unique network address, which interact with each other to share information and to take action. IoT networks can run a variety of languages, or protocols, and be connected via wired or wireless links. The IoT can be further segmented into the Human Internet of Things (HIoT) and the Industrial Internet of Things (IIoT); the latter is Echelon's market focus.

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

Just as mainframe networking evolved to workgroup networking, which gave way to the corporate and consumer Internet, the IIoT represents a next big wave in technology. This market opportunity is driven by the convergence of control systems for lighting, HVAC, security, manufacturing, transportation, and more. The customers for IIoT products are themselves participating in highly fluid and competitive environments that prize lower costs, differentiated offerings, improved customer service, ubiquitous connectivity, and near-infinite analytic capabilities. The IIoT will unlock improvements in life quality, efficiency, safety, and more. Market analysts, such as those at IHS, Inc., project that the world market for Internet-connected devices could reach 50 billion by 2025, with the industrial segment representing the majority share of these devices.

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

Strategy

Today Echelon has two areas of business focus. Our original product lines are focused on developing, marketing, selling and supporting embedded components, modules, edge servers, and software that enable OEMs and other 3rd parties to quickly develop IIoT devices for their end users. Applications span a broad range of markets and products from HVAC systems to manufacturing equipment control, elevator control, transportation, and much more.

Starting in late 2014, through the acquisition of Lumewave Inc., a wireless outdoor lighting control system provider with a track record of selling its solution to U.S. municipalities, universities, medical facilities and enterprises, we began developing and introducing a connected lighting platform geared primarily for outdoor applications. Targeting the fast-growing market for LED light sources, our Lumewave by Echelon connected lighting solution supports a range of applications for smart cities and smart enterprises. These applications can reduce energy consumption, enhance citizen and employee safety, improve livability in cities and make maintenance dollars go farther.

The Lumewave by Echelon products, which include individual lighting controllers, motion sensors, edge servers, and management and maintenance software, have since been incorporated into Echelon’s product portfolio along with the established Lumewave sales channels in North America.

Embedded Components & Modules

Our IIoT embedded components and modules are utilized by a wide array of original equipment manufacturers (OEMs) and system integrators covering a broad spectrum of markets. Among the more significant of these markets are building automation systems, industrial and manufacturing equipment, lighting, and energy management systems. Sales levels track closely with new construction starts and tenant improvement cycles in the commercial buildings market. Consequently, industrial and manufacturing equipment is upgraded infrequently - approximately every 10 years or so. As with other areas of the IoT, numerous technical transitions are taking place that are impacting the market and our business. Most notably, legacy systems are becoming connected to the Internet so that ‘big data analytics’ can be performed and operational systems optimized in near real time. In addition, legacy ‘operational technologies’ such as RS485, BacNet and LonWorks are being augmented and in some cases supplanted by newer technologies such as Ethernet, Wi-Fi, Bluetooth, and TCP/IP. Standards are very much in flux which can slow the adoption of these new connectivity technologies.

In keeping with these trends, in October 2013, we introduced our IzoT™ embedded platform - purpose-built for the IIoT. The IzoT platform allows control networking to be done using Internet Protocol ("IP") all the way to the end device. IzoT software can run on any processor in an environment providing UDP/IP socket connectivity; it allows a single device to be brought to market as a LONWORKS®, BACnet®, or other protocol-supporting device; and it can be used with an underlying wired or wireless communications link, such as Ethernet, RS-485, Wi-Fi, 15.4, or Echelon’s free topology (FT) standard. The IzoT platform allows customers to easily embrace their current installed solutions, extend those solutions with newer technologies if they choose, and enhance both existing and new connectivity systems with cloud-based analytics. In June 2014 Echelon began sampling the IzoT platform with evaluation kits, software, chips, modules, and routers.

Both LONWORKS and the IzoT control networking platform consist of a three-tier architecture: a device tier, an edge server tier, and an enterprise software tier. At the device tier, industrial devices such as load controllers, lighting ballasts, meters, and thermostats, embed Echelon or third-party free topology (FT) or power line (PL) smart transceivers, enabling them to act as peers working together to collect data and take cooperative action. These individual devices are managed by edge servers, such as Echelon's Smart Servers. For example, when an edge server receives information from the local utility, such as a signal to shed electrical load, this information is transmitted across the twisted-pair network. The network devices then execute the control signal, resulting in a reduction of energy consumption while preserving a safe and comfortable work environment.

At the edge server tier, various control technologies and protocols are unified and supervised so that local decisions can be made at the device tier levels. An example of an edge server is the Echelon SmartServer. In general, the devices and control node tiers communicate using control protocols such as LONWORKS technology (ISO/EN 14908), BACnet, and Open Smart Grid Protocol (OSGP). OSGP is a family of standards published by the European Telecommunications Standards Institute (ETSI) that is optimized for smart grid applications used in conjunction with LONWORKS technology.

At the enterprise software tier, Echelon technology connects the edge server tiers to an enterprise software tier, commonly an information technology (IT) solution, so business rules can be established for the control system and operational data can be archived for later analysis. Our LONWORKS Control Network Software (LNS) is an example of an enterprise software tier product. Edge servers communicate with enterprise tier solutions using Internet protocols such as TCP/IP and web services.

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

Echelon’s outdoor lighting control product portfolio includes:

•
Smart Transceivers: Outdoor lighting manufacturers can embed our power line smart transceivers into their outdoor light ballasts, drivers, and generators; or can use these transceivers to develop outdoor lighting controllers that serve as add-on products for existing dimmable ballasts and drivers within a luminaire. These components enable command, control, and monitoring of each light. They communicate with the Echelon SmartServer edge server over existing power lines.

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

•
SmartServer Edge Server: The Echelon SmartServer is a programmable gateway for connecting outdoor lighting segments to a centralized management system. The SmartServer provides rules for operation, invoking on/off time and sequencing, dimming time and percentage, and other functions.

•
PL/RF Bridge: Our PL/RF Bridge can be used to connect segments (groups) of outdoor lights to a SmartServer. The PL/RF Bridge uses a plug-and-play RF connection for simple, low-cost installation. Each virtual segment communicates with the SmartServer over existing power lines.

•
LumInsight Central Management Software ("CMS"): Our LumInsight CMS is used to manage the outdoor lighting network. Customers can choose to run an enterprise version of LumInsight or they can opt to access it as an Echelon hosted, cloud-based application.

•
Third-Party Software: Third-party system software integrates with a city's enterprise applications and manages the outdoor lighting network using the SmartServer for control and communication. System software is available in hosted or server-based configurations.

Go-To-Market (Sales) Strategy

We sell our IIoT platform to OEMs in the building, lighting, and industrial controls markets directly and through distribution worldwide. These efforts are supported with application engineering, technical support, and industry experts working out of the U.S. as well as China, Japan, South Korea, India, the Netherlands, and the United Kingdom. In outdoor lighting, in addition to selling our platform to lighting OEMs worldwide, in some geographies we also offer the complete Lumewave by Echelon platform solution to end customers such as municipalities, cities, campuses and commercial enterprises through local system integration partners and channel representatives.

Echelon organizes its sales resources by region. Within a region, sales personnel selling our embedded solutions work directly with large OEM customers such as Honeywell, Schneider, Siemens, Trane, and others. Sales personnel focused on our lighting platform work with distribution partners, regional manufacturers’ representatives, and regional system integrators. We will often "sell with" these partners by calling on end users such as municipalities and enterprises at their side.

Product Development

Our future success depends in large part on our ability to enhance existing products, reduce product cost, and develop new products that offer technological competitiveness. We have made and intend to continue to make substantial investments in product development, while implementing strategies for overall product development cost reduction where appropriate.

Our strategy is to focus our product innovation efforts on enabling a platform that is versatile and capable of deployment in embedded and connected lighting markets. The platform is comprised of 3 tiers:

•The enterprise management and cloud tier,
•The edge server tier,
•and the device tier.

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

Our total expenses for product development were $9.3 million for 2017, and $8.3 million for 2016. Included in these totals were stock-based compensation expenses of $475,000 and $173,000 for the years ended December 31, 2017, and 2016, respectively.

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

Principal Customers

During the years ended December 31, 2017 and 2016, we had one customer that accounted for a significant portion of our revenues: Avnet Europe Comm VA (“Avnet”), the primary distributor of our IIoT products in Europe and Japan. For the years ended December 31, 2017, and 2016, the percentages of our revenues attributable to sales made to Avnet was follows:

	Year ended December 31,
	2017	2016
Avnet	28.0%	28.7%

Geographic Information

We operate in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to our customers located in the respective region. Our long-lived assets include property and equipment, goodwill, purchased intangible assets such as purchased technology and customer and channel relationships, and deposits on our leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2017 and 2016, long-lived assets of approximately $2.1 million and $2.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.
We sell our products primarily in U.S. dollars to customers throughout the world. Revenues are attributed to geographic areas based on the country where the customer is domiciled. Our international sales include both export sales and sales by international subsidiaries and accounted for 60.9% of our total revenues for 2017 and 68.2% of our total revenues for 2016. Summary revenue information by geography for the years ended December 31, 2017 and 2016, is as follows (in thousands):

	Year ended December 31,
	2017	2016
Americas	$13,316	$11,402
EMEA	10,765	14,115
APJ	7,586	6,868
Total	$31,667	$32,385

Supply Chain

Our supply chain strategy uses design and manufacturing services from third parties where it reduces our costs and takes advantage of consolidated purchasing power. We limit our internal supply chain activities to quality inspection, system integration, custom configuration, testing, and order fulfillment.

We maintain manufacturing agreements with Cypress Semiconductor related to the FT 3100 family of free topology transceivers. We also maintain manufacturing agreements with STMicroelectronics for production of our PL 3100 power line transceivers, and with Open-Silicon, Inc. for production of our Neuron 5000 microcontroller and the FT 5000 free topology receiver (which are manufactured at Taiwan Semiconductor Manufacturing Company).

For products requiring assembly, we utilize both third-party original design manufacturers (ODMs) and contract electronic manufacturers (CEMs). CEMs procure material and assemble, test, and inspect the final products to our design specifications. Our ODM partners perform the same services as CEMs but also provide design services to our product requirements.

Working Capital

As of December 31, 2017, we had working capital, defined as current assets less current liabilities, of $20.4 million, which was a decrease of approximately $2.7 million compared to working capital of $23.1 million as of December 31, 2016.

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

Employees
As of February 28, 2018, we had 74 employees worldwide. About 49 employees are located at our headquarters in California and 12 employees are located in other offices throughout the United States. Our remaining employees are located in five countries worldwide, with the largest concentrations in China, Hong Kong, the Netherlands, and the United Kingdom. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe relations with our employees are good.
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
Executive Officers of the Registrant
Ronald Sege, age 60, has been our President and Chief Executive Officer and a member of our board of directors since August 2010. He has been Chairman of the Board of Directors since October 2011. Prior to joining Echelon, he was President and Chief Operating Officer of 3Com Corporation from 2008 to 2010. He held the position of President and CEO of Tropos Networks from 2004 to 2008, and was the President and CEO of Ellacoya Networks from 2001 to 2004. Earlier in Mr. Sege's career, he was Executive Vice President at Lycos from 1998 to 2001 and he spent 10 years at 3Com holding various Executive Vice President and Vice President positions. Mr. Sege received his B.A. in Economics from Pomona College and earned an M.B.A. from the Harvard Business School.

Christopher Jodoin, age 52, was appointed Senior Vice President of Operations and Planning in January 2016 and served as Vice President of Operations and Planning from January 2015 to January 2016. Prior to that, he held various financial and operational positions at Echelon and played a key role in the divestiture of our Grid division in 2014.  Prior to joining Echelon in 2012, Mr. Jodoin was Vice President of Integration at InVentiv Health.  He also held a variety of senior financial and operational positions at Hewlett Packard and 3Com Corporation.  Mr. Jodoin received a B.A in Economics from Boston College and an M.B.A from Northeastern University.

Andrew Lovit, age 57, has been our Senior Vice President of Worldwide Sales since September 2017. He joined Echelon from Procera Networks, where he served as Senior Vice President of Global Sales and Services from 2014 to 2017. Prior to that, Mr. Lovit served as Senior Vice President of Global Field Operations for Fortress Solutions. He has also held Vice President of Sales and Field Operations roles at Bivio Networks, Ericsson, SkyStream Networks, Paradyne Corporation, and 3Com. Mr. Lovit holds a Bachelor of Science degree in Business Administration from The Ohio State University.

C. Michael Marszewski, age 50, has been our Vice President and Chief Financial Officer since April 2015. Since joining Echelon in 1999, Mr. Marszewski has served in a variety of financial positions, including most recently Vice President Corporate Controller and Chief Accounting Officer, and has played important roles in strategic projects including acquisitions, divestitures, and private placement of securities.  Prior to joining Echelon, Mr. Marszewski held positions at Stanford Telecommunications, National Semiconductor, and Arthur Andersen LLP.  He earned his Bachelor’s Degree in Accounting at Santa Clara University.

Sohrab Modi, age 57, was appointed Senior Vice President, Engineering and Chief Technology Officer in March 2017 and has served as Vice President and CTO since February 2015 and CTO since joining Echelon in September 2014.  Prior to joining our company Mr. Modi was Vice President and Chief Technology Officer at Futurewei, a division of Huawei. From 1999 to 2008, Mr. Modi held senior Engineering and General Management positions at Sun Microsystems, including Vice President in the Chief Technology Office. Previously, Mr. Modi held engineering management roles at Novell.  Mr. Modi holds a B.S. degree in Physics from the University of Mumbai and an M.S. degree in Computer Science from the Rochester Institute of Technology.
Alicia Jayne Moore, age 58, our Senior Vice President, Chief Legal and Administration Officer and Secretary to the Board of Directors, joined Echelon on July 15, 2013. Prior to joining our company, Ms. Moore provided strategic legal and business consulting services to several public and private companies and foundations from 2008 to 2013. Prior to that, Ms. Moore was the Vice President, Corporate Business Development, General Counsel and Secretary for Extreme Networks, Inc.  She also served as General Counsel for AristaSoft, Inc. and Adaptec, Inc.  Ms. Moore practiced law as an associate in the law firms of Coudert Brothers, LLP and Ware & Friedenrich, LLP (now DLA Piper). Ms. Moore received an A.B degree in International Relations from Stanford University, and her law degree from U.C.L.A. School of Law.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. Interested persons should carefully consider the risks described below in evaluating our company. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section. This section should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in this Annual Report on Form 10-K.

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

•	the risk that we misjudge the market and fail to develop solutions that meet the requirements of our existing or potential customers;

•	the risk that our solutions will suffer security breaches or otherwise allow unauthorized access to, or acquisition of, data;

•
the risk that our products will not perform adequately due to defect or misuse by customers (see “Liabilities resulting from defects in or misuse of our products, whether or not covered by insurance, may delay our revenues and increase our liabilities and expenses” for additional information on the risks associated with defective or misused products); and

•
the risk that our supply chain for components is unable to meet our demand (see “Because we depend on a limited number of key suppliers and in certain cases, a sole supplier, the failure of any key supplier to produce timely and compliant products could result in a failure to ship products, or could subject us to higher prices, which would harm our results of operations and financial position” for additional information on the risks associated with manufacturing).

We have changed our business model significantly in recent years, which makes it difficult to evaluate our prospects and forecast our future results of operations.
Although we commenced our business in 1988, we have made significant changes to our business model in recent years. Historically, we derived all of our revenues from our embedded systems and Grid businesses. However, in 2014, we sold our Grid business, and prior to 2017, we had been experiencing a decline in revenues from our legacy embedded systems products and services, including a cessation in our shipments to Enel.
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
As we have a limited operating history with our lighting solutions, our ability to evaluate our current business and forecast our future results of operations and effectively assess our future prospects is subject to a number of uncertainties that may impact our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance and such growth may stagnate or decline over time. Further, in future periods, our revenues could decline for a number of reasons, including the failure to offset the expected decline in revenues from our embedded systems products by an increase in sales of our lighting solutions, changes in our pricing structure, increased competition in the IIoT market generally or in the lighting market in particular, or our failure, for any reason, to capitalize on growth opportunities. We have encountered and will continue to encounter risks and uncertainties frequently experienced by companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
Our revenues may not meet expectations, and our operating expenses may be higher than we anticipate, which could cause volatility in the price of our stock.
As we attempt to grow our IIoT business, we expect to commit significant resources developing new products in emerging markets. In addition, our IIoT business operates in nascent markets, such as outdoor lighting and controls, in which we have yet to build a reliable customer base. As a result, sales of our products are unpredictable and yet to be proven, and sales and marketing costs related to our products may be significant. These factors could have a negative impact on our revenues and make it difficult to project our financial results, which could cause declines and volatility in our stock price. Additionally, because we are operating in an emerging market, risks that we are not currently able to identify are likely to materialize and could negatively impact our operations and financial condition.
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
Many of our competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, significantly greater name recognition, and broader product offerings, all of which may impact the willingness of customers and potential customers to do business with us. Our future success will depend on our ability to enhance our existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate the performance advantages and cost-effectiveness of our products over competing products.  If we are unable to do so and thus are unable to compete effectively in any of the markets we serve, our revenues, results of operations, and financial position would be harmed.
Fluctuations in our results of operations may cause our stock price to decline.

Our quarterly and annual results of operation have varied significantly from period to period, and we have sometimes failed to meet market expectations. Moreover, we have a history of losses and negative cash flow and cannot assure you that we will achieve sustained profitability in the future. We expect that our results of operations will continue to vary as a result of a number of factors, many of which are outside of our control, including the following:

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

Any of the above factors could, individually or in the aggregate, have a material adverse effect on our results of operations and our financial condition, which could cause our stock price to decline
If we are not able to develop or enhance our products in a timely manner, our revenues will suffer.
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
We are sometimes required to modify our products to meet local rules and regulations. Given the competitive nature of these markets, we may not be able to increase the price of such products to reflect the costs of such modifications. In addition, given the long-term nature of development activities, we may be required to undertake such modifications prior to receiving firm commitments or orders from our customers. In either of these or other similar scenarios, we may not be able to recover our costs attributable to required product modifications.
When we develop new products, there is no guarantee that these new products will meet our customers' requirements or will otherwise be acceptable to them, which could cause them to discontinue buying our products. This could have a material adverse effect on our revenues and results of operations.
We intend to continue investing resources in our development activities, which could expose us to risks, such as protection of intellectual property, investment risk, and labor costs and other matters. We could also be adversely affected by delays or cost increases experienced by third parties that are developing products on our behalf.
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

For our outdoor lighting controls products, the sales cycle can also be extended. As a nascent market, many of our sales channel partners, as well as end use customers, are not aware of the benefits our controls technology can bring to their lighting systems. This requires extensive educational efforts on our part and these efforts may not be successful or meet our objectives. Even with the benefit of this eduction, when dealing with larger projects such as to municipalities, the post-education sales cycle typically commences with a trial deployment of relatively low value to us. If the trial is successful, the end use customer may commence a full scale deployment that could take months or years to complete, if at all.
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
For these reasons, the sales cycle associated with our IIoT products is subject to a number of significant risks that are beyond our control. Consequently, if our forecasted customer orders are not realized, or are delayed, our revenues and results of operations could be materially and adversely affected. In addition, an extended sales cycle may result in our inability to recognize revenue from existing or new projects until the end of several fiscal quarters. This may also make it difficult to predict our financial results and increase the volatility of our stock price.
If we do not develop and maintain adequate distribution channels, our revenues will be harmed.
The market for our products is new and unproven, and we cannot rely solely on our existing distributors to sell our products. Therefore, we are focused on expanding our distribution channel to include new distributors in order to generate revenue from product sales. We expect that the distribution channel for our products will be dispersed and it is difficult to predict how long it will take and how costly it will be to develop. We may not be successful in developing and maintaining an adequate distribution channels within our expected timeframe and cost expectations, if at all. In addition, if any of our new or existing distributor partners fail to dedicate sufficient resources to market and sell our products, our revenues could suffer. Furthermore, if our existing distributor partners were to significantly reduce their inventory levels for our products, we could expect a decrease in service levels to our end-use customers.
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
Over the last several years, our market share in our existing embedded systems business has declined due to increased competition, reduced levels of investment in our LONWORKS product line, and pricing pressures faced around the world. However, during 2017, our embedded systems revenues grew across a broad base of customer applications, ranging from semiconductor manufacturing monitoring, to building automation, HVAC controls, and more. We believe this trend may be taking hold and working to Echelon's benefit, as companies expand into IIoT deployments and leverage LONWorks' capability.
Prior to 2017, annual revenues generated from our embedded systems business failed to meet our expectations. If this revenue decline were to return, our ability to continue funding our entry into the outdoor lighting segment could be harmed.

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
We are increasingly reliant on various third parties for the development of software used in our products. There is a risk that the software provided by these third parties could contain errors or defects that could adversely impact the quality of our products. In addition, these third parties may use open source or other code that contains security flaws, which may cause our products to be more prone to hacking or other security incidents. We may also be negatively impacted by employee turnover or other challenges that these third-party developers face in their own businesses. Third parties may also choose not to develop software for our products if we do not have adequate market share or sufficient perception of future success. The materialization of any of these risks would impact our ability to deliver quality products on a timely basis, which could adversely impact our reputation and brand and harm our business and results of operations.
In addition, many of these third-party developers are located in markets that are subject to political risk, intellectual property misappropriation, corruption, infrastructure problems and natural disasters, in addition to country specific privacy and data security risks, given current legal and regulatory environments. The failure of these third parties to meet their obligations and adequately deploy business continuity plans in the event of a crisis and/or the development of significant disagreements, natural or man-made disasters or other factors that materially disrupt our ongoing relationship with these developers could negatively affect our operations.

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
Because our products use components or materials that may be subject to price fluctuations, shortages, interruptions of supply, or discontinuation, we may be unable to ship our products in a timely fashion, which would adversely affect our revenues, harm our reputation, and negatively impact our results of operations.

We may be vulnerable to price increases for products, components, or materials, such as silver, copper, and cobalt. We generally do not enter into forward contracts or other methods of hedging against supply risk for these items. In addition, we have in the past and may in the future experience shortages or interruptions in supply for certain of these items, including products or components that have been or will be discontinued, which can cause us to delay shipments beyond targeted or announced dates. We have also reduced our inventory levels from historical levels, which could impact our ability to supply our customers with products in a timely manner if there was an unexpected increase in demand. Such shortages or interruptions could result from events outside our control, as was the case with the earthquake and tsunami in Japan in March 2011. To help address these issues, we may decide from time to time to purchase quantities of these items that are in excess of our estimated requirements. As a result, we could be forced to increase our excess and obsolete inventory reserves to provide for these excess quantities, which could harm our results of operations. In addition, if a component or other product goes out of production, we may be required to requalify substitute components or products, or even redesign our products to incorporate an alternative component or product.
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
Our business depends on the Internet and its continued and unimpeded access and development.
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
In particular, there is increasing focus on privacy and data security laws and regulations applicable to the IoT. A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. Regulatory authorities have increased their privacy- and data security-related activity in the IoT domain in recent years. For example, the Federal Trade Commission released a report on January 27, 2015 with recommendations for privacy and data security applicable to connected devices, objects and sensors.We also may become obligated to comply with, or may choose to comply with, self-regulatory or other requirements applicable to privacy or data security.

The privacy- and data security-related laws and regulations that may apply to us are evolving and subject to differing interpretation and enforcement, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union General Data Protection Regulation, which becomes fully effective in May 2018, imposes more stringent data protection requirements and provides for greater penalties for noncompliance. Our actual or perceived failure to comply with applicable laws and regulations or other actual or alleged obligations relating to privacy or data security, or to protect personal data, could result in regulatory investigations or regulatory enforcement actions and remedies against us, including fines, imprisonment of company officials and public censure, private litigations, claims for damages, damage to our reputation and loss of goodwill (both in relation to existing end use customers and prospective end use customers), any of which could have a material adverse effect on our operations, financial performance, and business.

If our IIoT solutions become subject to cyber-attacks, or if public perception is that they are vulnerable to cyber-attacks, our reputation and business would suffer.

We have designed our IIoT products, including our outdoor lighting solutions products, to interoperate with other third-party products and systems.  Although we attempt to safeguard our products and solutions from cybersecurity threats, the potential for cyber security attacks and other incidents continues to evolve in scope and frequency.

Advances in and expanding availability of technical tools to enable cybersecurity attacks, and increasing sophistication of the threats, deepen the risk of potential security incidents.  This risk expands as new protocols and devices are implemented into our products and systems, and as customer requirements evolve.  Should our products, or the combination of our products into third party systems, fail to prevent or be unable to withstand any such threats or cyber-attacks, or if our partners or customers fail to safeguard applicable technologies, products or the systems with adequate security policies and measures or otherwise, our business and reputation may be harmed.

We have attempted to design certain of our products to prevent and monitor unauthorized access, misuse, modification or other activities related to those products and the systems into which the products are intended to be placed. Despite our security measures, our products or systems may be subject to unauthorized break ins, viruses, disruptions, high-jacking, cyber terrorism, misuse, tampering, other unauthorized access or modification, or unauthorized access to, or acquisition, loss, or alteration of, data. Should our products fail to perform, be unable to withstand a cyber-attack, or otherwise suffer a security incident, or be perceived to have suffered any kind of security vulnerability or cyber incidents, we could face legal liability, and encounter material adverse financial and reputational harm.

In addition, we believe that there could be incidents of security breaches in the future which could receive significant publicity and visibility. Any such publicity or visibility, regardless of whether the problem is due or related to the performance or security measures of our products or systems, could have a negative effect on public confidence, or cause a perception that our solutions are or could be subject to similar attacks or breaches, and our business, results of operations and financial condition may be materially and adversely affected. Such an event could also result in a material adverse effect on the market price of our common stock, independent of the direct effects on our business.

Furthermore, because some of the information collected by some of our solutions is or may be considered personal data or otherwise may be alleged to be confidential or proprietary to our customers or third parties, a cyber-attack or other data security incident, including any unauthorized access to, loss of, or acquisition of data collected or maintained by our solutions, could violate, or be alleged to violate, applicable privacy, consumer or information security laws, regulations or other obligations. Any of the foregoing could cause us to face regulatory investigations and enforcement actions, private litigation, and other financial or legal liability, as well as harm to our reputation and business, any of which could have a material adverse effect on our business and financial performance.
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

We also rely on the security of our third party providers to protect our proprietary information and information of our customers.  Information technology system failures, including a breach of our or our third party providers’ data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, an unintentional disclosure of customer information.  Despite our implementation of security measures or those of our third party providers, information systems may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers’ data or otherwise disrupt our systems.   Any such breach could have a material adverse effect on our business, results of operations, and our reputation as a provider of data collection, and secure and reliable device connection, collaboration and communications solutions, including legal claims for damages or injunctive relief under state, federal and foreign laws, reputational damage, and decreased revenues.

We have designed our IIoT products and solutions products to interoperate with other third party products and systems.  Although we attempt to safeguard our products and solutions from cybersecurity threats, the potential for cyber security attacks continues to evolve in scope and frequency.
We face operational and other risks associated with our international operations, which may adversely affect our revenues, results of operations, and financial condition.
We have operations located in seven countries and our products are sold in many more countries around the world. Revenues from international sales, which include both export sales and sales by international subsidiaries, accounted for about 60.9% and 68.2% of our total revenues for the years ended December 31, 2017 and 2016, respectively. We expect that international sales will continue to constitute a significant portion of our total revenues. Given our high dependency on sales of our products into Europe, the ongoing financial crisis in that region, which may be adversely impacted by the "Brexit" vote in the United Kingdom, could adversely affect our financial results.

Other risks inherent in our international business activities include, but are not limited to, the following:

•	timing of and costs associated with localizing products for foreign countries and lack of acceptance of non-local products in foreign countries;

•
that the nature and composition of our products may subject us to any number of additional legal requirements, which might include, but are not limited to, data privacy regulations, import/export regulations and other similar requirements;

•	challenges in managing international operations;

•	the burdens of complying with a wide variety of foreign laws and any related implementation costs;

•
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

•	exchange rate fluctuations;

•	the imposition of tariffs or other trade barriers on the importation of our products;

•	potentially adverse tax consequences, including restrictions on repatriation of earnings;

•	economic and political conditions in the countries where we do business;

•	differing vacation and holiday patterns in other countries, particularly in Europe;

•	increased costs of labor, particularly in China;

•	labor actions generally affecting individual countries, regions, or any of our customers, which could result in reduced demand for, or could delay delivery or acceptance of, our products; and

•	international terrorism.
Any of these factors could have a material adverse effect on our revenues, results of operations, and our financial condition.
Our executive officers and technical personnel are critical to our business and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.
Our success depends substantially on the performance of our executive officers and key employees. Due to the specialized technical nature of our business and limited staff, we are particularly dependent on our Chief Executive Officer and other executive officers, as well as our technical personnel. Our future success will depend on our ability to attract, integrate, motivate and retain qualified executive, managerial, technical, sales, and operations personnel, particularly given the overall economic climate and the emphasis on reducing expenses at our company.
Competition for qualified personnel in our business areas is intense, and we may not be able to continue to retain qualified executive officers and key personnel and attract new officers and personnel when necessary. Our product development and marketing functions are largely based in Silicon Valley, which is a highly competitive marketplace. It may be particularly difficult to recruit, relocate and retain qualified personnel in this geographic area. Moreover, the cost of living, including the cost of housing, in Silicon Valley is known to be high. Because we are legally prohibited from making loans to executive officers, we will not be able to assist potential key personnel as they acquire housing or incur other costs that might be associated with joining our company. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruite, train, and integrate such employees, and we may never realize returns on these investments. In addition, if we lose the services of any of our key personnel and are not able to find suitable replacements in a timely manner or fail to adequately plan for the succession of key personnel, our business could be disrupted, other key personnel may decide to leave, and we may incur increased operating expenses in finding and compensating their replacements.
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

There can be no assurance that we will be able to obtain financing on terms acceptable to us, or at all, in the future. In addition, if we do not meet our revenue targets, our use of our cash balances would increase due to the fact that a significant portion of our operating expenses are fixed. If we are not able to obtain additional financing when needed, or on acceptable terms, our ability to support our business growth, invest in additional research and development and sales and marketing, or respond to business opportunities, challenges, or other circumstances could be adversely affected, and our business may be harmed.

Our current stock price and corresponding market valuation could give rise to stockholder activism or hostile takeover attempts, which could be harmful to our business.

Because the current trading price of our common stock and aggregate market capitalization are low, there is a risk that we could face stockholder activism or hostile takeover attempts, which could divert management’s attention from its strategic plan to build stockholder value through the expansion of our lighting solutions business. If the IIoT market in general, and the outdoor lighting market segment in particular, do not materialize as anticipated, if our control networking solutions and other product offerings are not accepted and utilized, or if we are subject to a hostile takeover at a depressed valuation, we may have to devote a significant amount of time and resources to address these matters without any return on our investment. This could cause us to suffer significant financial losses and could also have a negative impact on our reputation and results of operations, any of which would likely cause our stock price to decline.
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
Many of our products and the industries in which they are used are subject to U.S. and foreign regulation. In addition, the markets for our IIoT products may experience a movement towards standards based protocols driven by governmental action, such as those being considered in the U.S. by the National Institute of Standards and Technology. To the extent that we do not adopt such protocols or do not succeed in achieving adoption of our own protocols as standards or de facto standards, sales of our IIoT products may be adversely affected. Moreover, even if our own protocols are adopted as standards, we run the risk that we could lose business to competing implementations.

The adoption of voluntary and/or industry standards or the passage of governmental regulations, for example by state utility commissions or national regulatory bodies such as Federal Energy Regulatory Commissions in the United States and PTB or BSI in Germany, that are incompatible with our products or technology could limit the market opportunity for our products or result in increased costs, which could harm our revenues, results of operations, and financial condition.
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

Lastly, in December 2017, the Tax Cuts and Jobs Act ("the Act") was signed into law. Among other changes is a permanent reduction in the federal U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the change in the corporate income tax rate, the value of our NOLs has decreased.
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

Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. These threats, events, and developments could lead to, for example, unauthorized access to or acquisition of our sensitive business information or intellectual property, or the personal data of our employees. If any such efforts against us were to be successful, we could face financial and legal liability and suffer damage to our business and reputation, any of which could have a material adverse effect on our results of operations and financial condition.
Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our results of operations and financial condition.

As opportunities present themselves, we may from time to time evaluate and enter into strategic partnerships or transactions involving acquisitions of or investments in other businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential transactions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not transactions are ultimately completed. If we acquire businesses, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable opportunities or be successful in entering into an agreement with respect to the opportunities that we do identify. Acquisitions and other transactions could also result in dilutive issuances of equity securities, use of our existing cash reserves or the incurrence of debt. In addition, a transaction may fail to meet our expectations. The occurrence of any of these risks could harm our results of operations, business and financial condition.
Natural disasters, power outages, and other factors outside of our control such as widespread pandemics could disrupt our business.
We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events, as well as from power outages. Our corporate headquarters is located in the San Francisco Bay Area, a region known for earthquakes. A natural disaster, power outage, or other unanticipated problem could also adversely affect our business by, among other things, harming our primary data center or other internal operations, limiting our ability to communicate with our customers, limiting our ability or our partners’ or customers’ ability to sell or use our products, affecting our third party developer’s ability to complete developments on schedule or at all, or affecting our suppliers’ ability to provide us with components or products. These risks bay be further increased if the disaster recover plans for us and our suppliers prove to be inadequate. For example, the 2011 earthquake and tsunami in Japan adversely impacted our revenues from customers located in Japan and/or our ability to source parts from companies located in Japan. Shortly after the earthquake, we received notice from Toshiba (one of two manufacturers of the Neuron Chip - an important component that we and our customers use in control network devices), that they would no longer be able to manufacture Neuron Chips due to earthquake damage suffered at the semiconductor manufacturing facility that produced the Neuron Chips. However, the abrupt termination of Toshiba’s Neuron Chip manufacturing capability caused a disruption in supply and an increase in prices from the remaining supplier, Cypress Semiconductor. We do not insure against several natural disasters, including earthquakes.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
At our corporate headquarters in Santa Clara, California, we sublease approximately 32,000 square feet of usable space. We moved to this location in December 2015. The sublease for this space is scheduled to expire in July 2019.
We also lease office space for our employees and consultants in Florida, China, Hong Kong, Japan, the Netherlands, South Korea, and the United Kingdom. The leases for these offices expire at various dates through 2018.
As of December 31, 2017, the future minimum rental payments for all of our leased office space, including those for our corporate headquarters facilities, totaled approximately $1.4 million. For the year ended December 31, 2017, the aggregate rental expense for all leased office space was approximately $929,000.
We believe that our facilities will be adequate for at least the next 12 months. For additional information regarding our obligations under property leases, please see Note 10 - Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in Item 15 of Part IV of this Report.
ITEM 3. LEGAL PROCEEDINGS
For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 10 - Commitments and Contingencies, in the Notes to the Consolidated Financial Statements in Item 15 of Part IV of this Annual Report on Form 10-K, which is incorporated herein by reference.
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

	Price Range
Year ended December 31, 2017	High	Low
Fourth quarter	$5.81	$4.40
Third quarter	5.46	4.26
Second quarter	7.20	5.12
First quarter	6.42	4.38

Year ended December 31, 2016
Fourth quarter	$5.50	$4.17
Third quarter	5.75	4.73
Second quarter	5.74	4.41
First quarter	6.70	4.71
As of February 28, 2018, there were approximately 119 stockholders of record. Because brokers and other institutions hold many shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never paid dividends on our capital stock and do not currently expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.
Equity Compensation Plan Summary Information
For information on our equity compensation plans, please refer to Note 6 - Stockholders' Equity and Employee Stock Option Plans, in the Notes to the Consolidated Financial Statements in Item 15 of Part IV of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fourth quarter of our fiscal year ended December 31, 2017.

Repurchase of Equity Securities by the Company
The following table provides information about the repurchase of our common stock during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31	—	$—	—	—
November 1 – November 30	—	$—	—	—
December 1 – December 31	21	$5.19	—	—
Total	21	$5.19	—	—
(1) Represents shares surrendered to us by employees in order to satisfy stock-for-stock option exercises and/or withholding tax obligations related to stock-based compensation.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information under this item, pursuant to Regulation S-K Item 301(c).

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

The following tables provide an overview of key financial metrics for the years ended December 31, 2017 and 2016 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Year ended December 31,
	2017	2016	$ Change	% Change
Net revenues	$31,667	$32,385	$(718)	(2.2)%
Gross margin	55.7%	55.8%	---	(0.1) ppt
Operating expenses	$21,804	$22,812	$(1,008)	(4.4)%
Net loss attributable to Echelon Corporation Stockholders	$(4,623)	$(4,103)	$(520)	12.7%
Cash, cash equivalents, restricted investments, and short-term investments	$20,478	$23,036	$(2,558)	(11.1)%

•
Net revenues: Our total revenues decreased by 2.2% during 2017 as compared to 2016. Excluding component sales to Enel, which decreased from $1.3 million in 2016 to $0 in 2017, our revenues increased by 1.9% during 2017 as compared to 2016. This increase was primarily due to an increase in sales made to customers in the Americas and APJ regions, partially offset by a reduction in sales made to customers in the EMEA region.

•	Gross margin: Our gross margins remained relatively unchanged during 2017 as compared to 2016.

•
Operating expenses: Our operating expenses decreased by 4.4% during 2017 as compared to 2016. This continues a trend we began several years ago and is primarily due to reduced compensation related expenses resulting from the restructuring actions we have undertaken as well as a reduction in fees paid to some of our third party service providers.

•
Net loss: We generated a net loss of $4.6 million during 2017, which was a increase from the net loss of $4.1 million in 2016. This increase was primarily the result of an increase in our foreign exchange translation losses, and was partially offset by an overall decrease in our operating expenses.

•
Cash, cash equivalents, restricted investments, and short-term investments: During 2017, our cash, cash equivalents, restricted investments, and short-term investment balance decreased by 11.1%, from $23.0 million at December 31, 2016 to $20.5 million at December 31, 2017. This decrease was primarily the result of cash used in operations of $2.2 million (driven primarily by our net loss of $4.6 million less non-cash charges for depreciation and amortization, and stock based compensation).

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

We adjust remaining inventory balances to approximate the lower of our cost or net realizable value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.
RESULTS OF OPERATIONS
The following discussion covers our results of operations for the two years ended December 31, 2017.

The following table reflects the percentage of total revenues represented by each item in our Consolidated Statements of Operations for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
Revenues	100.0%	100.0%
Cost of revenues	44.3	44.2
Gross profit	55.7	55.8
Operating expenses:
Product development	29.4	25.5
Sales and marketing	17.5	19.1
General and administrative	22.0	24.9
Restructuring charges	—	0.9
Total operating expenses	68.9	70.4
Loss from operations	(13.1)	(14.6)
Interest and other income (expense), net	(1.6)	2.5
Loss before provision for income taxes	(14.7)	(12.1)
Income tax expense (benefit)	(0.1)	0.6
Net loss	(14.6)	(12.7)
Revenues
Total revenues

	Year ended December 31,
(Dollars in thousands)	2017	2016	2017 over 2016 $ Change	2017 over 2016 % Change

Total revenues	$31,667	$32,385	(718)	(2.2)%

Our revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings. Included in these totals are components we sell to Enel.

Excluding sales to Enel, a related party, which are discussed more fully below, our revenues increased by 1.9%, or $595,000, during 2017 as compared to 2016. Partially offsetting this increase was a reduction in the amount of component sales we made to our former Grid division. Excluding these sales as well, our revenues grew by 6.4%, or $1.9 million, during 2017 as compared to 2016. This increase was primarily due to increases in sales made to customers in the Americas and APJ regions, which were partially offset by a reduction in sales to our customers in the EMEA region. During 2017, our embedded systems revenues grew across a broad base of customer applications, ranging from semiconductor manufacturing monitoring, to building automation, HVAC controls, and more. We believe this trend may be taking hold and working to Echelon's benefit, as companies expand into IIoT deployments and leverage LONWorks' capability.

The portion of our revenues denominated in currencies other than the United States dollar, principally the Japanese Yen, was about 4.1% in 2017 and 3.9% in 2016. Our revenues will be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell our products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when converted into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when converted into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during 2018, the amount of our revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues denominated in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Enel project revenues (included in Total Revenues and Discontinued Operations)

	Year ended December 31,
(Dollars in thousands)	2017	2016	2017 over 2016 $ Change	2017 over 2016 % Change

Enel revenues	—	$1,313	(1,313)	(100.0)%
In October 2006, we entered into a development and supply agreement with Enel. The development and supply agreement expired in March 2016. Under the development and supply agreement, Enel purchased metering kit products from us. Enel Project revenues recognized during the year ended December 31, 2016 related primarily to shipments under the development and supply agreement.

We sold our products to Enel and its designated manufacturers in U.S. dollars. Therefore, the associated revenues are not subject to foreign currency risks. We do not currently expect that there will be any additional significant shipments to Enel in 2018 and beyond.

Gross Profit and Gross Margin

	Year ended December 31,
(Dollars in thousands)	2017	2016	2017 over 2016 $ Change	2017 over 2016 % Change

Gross Profit	$17,651	$18,083	(432)	(2.4)%
Gross Margin	55.7%	55.8%	—	(0.1)

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
Gross margins remained relatively unchanged during the year ended December 31, 2017 as compared to 2016.
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

Operating Expenses
Product Development

	Year ended December 31,
(Dollars in thousands)	2017	2016	2017 over 2016 $ Change	2017 over 2016 % Change

Product Development	$9,313	$8,260	1,053	12.7%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses increased during 2017 as compared to 2016, driven primarily by increases in fees paid to third party product development service providers.
We currently expect that our product development expenses will continue to increase during the first half of 2018 as compared to 2017 as we continue to incur near-term costs associated with the roll-out of new products. We expect our product development expenses will return to more recent historical levels during the second half of 2018.
Sales and Marketing

	Year ended December 31,
(Dollars in thousands)	2017	2016	2017 over 2016 $ Change	2017 over 2016 % Change

Sales and Marketing	$5,532	$6,189	(657)	(10.6)%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
Our sales and marketing expenses decreased in 2017 as compared to 2016, driven primarily by reductions in compensation related expenses for our sales and marketing personnel.
General and Administrative

	Year ended December 31,
(Dollars in thousands)	2017	2016	2017 over 2016 $ Change	2017 over 2016 % Change

General and Administrative	$6,959	$8,077	(1,118)	(13.8)%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses decreased in 2017 as compared to 2016 due primarily to a decrease in fees paid to third party general and administrative service providers.

Restructuring Charges

	Year ended December 31,
(Dollars in thousands)	2017	2016	2017 over 2016 $ Change	2017 over 2016 % Change

Restructuring Charges	$—	$286	(286)	(100.0)%
During the fourth quarter of 2016, we undertook restructuring actions affecting approximately 7 employees to be terminated between October 2016 and November 2018, as part of an overall plan to reshape our Company for the future. In connection with this restructuring, we recorded restructuring charges of approximately $286,000 related to termination benefits for these personnel during the quarter ended December 31, 2016.
Interest and Other Income (Expense), Net

	Year ended December 31,
(Dollars in thousands)	2017	2016	2017 over 2016 $ Change	2017 over 2016 % Change

Interest and Other Income (Expense), Net	$(498)	$808	(1,306)	(161.6)%

Interest and other income (expense), net primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other expense, net increased by $1.3 million during 2017 as compared to the same period in 2016. This increase was primarily attributable to a $1.4M increase in foreign currency remeasurement losses during 2017 as compared to 2016. These foreign currency fluctuations are attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, the resulting translation gains favorably impact other income.
We do not currently anticipate interest income on our investment portfolio will improve during 2018 as we expect interest rates to remain historically low. Future gains or losses associated with remeasuring our foreign currency denominated short-term intercompany balances will depend on the intercompany account balances as well as exchange rates in effect at the time of translation.
Income Tax Expense / Benefit

	Year ended December 31,
(Dollars in thousands)	2017	2016	2017 over 2016 $ Change	2017 over 2016 % Change

Income Tax Expense / (Benefit)	$(28)	$182	(210)	(115.4)%

The income tax expense (benefit) for the years ended December 31, 2017 and 2016 was $(28,000) and $182,000, respectively. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of revenues in our Consolidated Statements of Operations, was approximately $260,000 and $264,000 for the years ended December 31, 2017 and 2016, respectively.
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of December 31, 2017, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
Legal Actions. From time to time, in the ordinary course of business, we may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of December 31, 2017, the amounts of which were immaterial, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during 2012 and certain earlier years, we were also able to finance our operations through operating cash flow.

The following table presents selected financial information as of December 31, 2017 and 2016 (dollars in thousands):

	December 31,
	2017	2016
Cash, cash equivalents, restricted investments, and short-term investments	$20,478	$23,036
Trade accounts receivable, net	2,721	3,015
Working capital	20,369	23,083
Stockholders’ equity	$21,887	$24,678

As of December 31, 2017, we had $20.5 million in cash, cash equivalents, restricted investments, and short-term investments, a decrease of $2.6 million as compared to December 31, 2016. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options and warrants by our employees and directors. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, payment of taxes associated with certain equity compensation awards, purchases under our stock repurchase programs, and early termination charges associated with our operating leases.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as impairment charges, write-downs of property, plant, and equipment, stock-based compensation, depreciation and amortization, and changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $2.2 million for the year ended December 31, 2017, a decrease in cash outflows of approximately $798,000 as compared to 2016. During the year ended December 31, 2017, net cash used in operating activities was primarily the result of our net loss of $4.6 million, which was partially offset by stock-based compensation expenses of $1.5 million, depreciation and amortization expense of $454,000, and changes in our operating assets and liabilities of $600,000. The primary components of the $600,000 net change in our operating assets and liabilities were a $1.0 million increase in deferred revenues, a $586,000 increase in accounts payable, and a $367,000 decrease in accounts receivable; all of which was partially offset by a $681,000 increase in inventories and a $628,000 increase in deferred cost of goods sold. Deferred revenue and deferred cost of goods sold increased due to the fact that, as of December 31, 2017, not all of the required revenue recognition criteria had been met for certain of our outdoor lighting projects, and to a lesser extent, due to the timing of sales made to our distributor partners. Account payable increased due to the timing of expenditures during the latter part of 2017. Accounts receivable decreased based on the timing of shipments in the fourth quarter of 2017. Inventories increased in anticipation of shipments we were required to make in early 2018.
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
Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions and divestitures. Net cash used in investing activities was $182,000 for the year ended December 31, 2017, an increase of $5.4 million in cash outflows compared to 2016. During the year ended December 31, 2017, net cash used investing activities was primarily the result of purchases of available-for-sale short-term investments of $23.9 million, capital expenditures of $209,000, and changes in other long-term assets of $98,000; all of which was partially offset by proceeds from the maturities of available-for-sale short-term investments of $24.0 million.
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
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs, principal payments on our lease financing obligations, and the acquisition of restricted investments. Net cash used in financing activities was $240,000 for the year ended December 31, 2017, a increase in outflows of $197,000 as compared to the same period in 2016. During the year ended December 31, 2017, net cash used in financing activities was primarily the result of $240,000 worth of shares repurchased from employees for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options.
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
As noted above, our cash and investments totaled $20.5 million as of December 31, 2017. Of this amount, approximately 5% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
Of our cash and investment balance of $20.5 million as of December 31, 2017, approximately $864,000 was held at Zhejiang Echelon-Holley Technology Co., Ltd., our Chinese joint venture with Holley Metering Limited ("Holley Metering"). We are currently working with Holley Metering to shut the joint venture down and expect that process to be finished within the next six months. At such time as the shut down process is completed, we expect the remaining cash balance will be distributed between Echelon and Holley Metering in relation to their respective ownership percentages (51% to Echelon and 49% to Holley Metering).
We use well-regarded investment managers to manage our invested cash. Our portfolio of investments managed by these investment managers is primarily composed of highly rated U.S. government securities, and to a lesser extent, money market funds. All investments are made according to guidelines and within compliance of policies approved by the Audit Committee of our Board of Directors.
We currently maintain an operating credit line of $1.0 million with our primary bank for company credit card purchases. This line of credit continues to be secured by a collateral of the first priority on $1.3 million of our investments (presented as restricted investments in the Consolidated Balance Sheets).
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

Based on our current business plan and revenue prospects, we believe that our existing cash reserves will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. However, we currently expect that our combined cash, cash equivalent, restricted investments, and short-term investment balance will decline during 2018. In the event that we require additional financing, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.
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
At the time the company entered into the stock purchase agreement with Enel, it also entered into a research and development agreement with an affiliate of Enel (the “R&D Agreement”). Under the terms of the R&D Agreement, the company cooperated with Enel to integrate its LONWORKS technology into Enel’s remote metering management project in Italy, the Contatore Elettronico. The company completed the sale of its components and products for the deployment phase of the Contatore Elettronico project during 2005. During 2006, the company supplied Enel and its designated manufacturers with limited spare parts for the Contatore Elettronico system. In October 2006, the company entered into a new development and supply agreement and a software enhancement agreement with Enel. Under the development and supply agreement, Enel and its contract manufacturers purchase additional electronic components and finished goods from the company. Under the software enhancement agreement, the company provided software enhancements to Enel for use in its Contatore Elettronico system. The software enhancement was assigned to S&T as part of the sale of our Grid division in September 2014. The development and supply agreement expired in March 2016, although delivery of products can extend beyond then and the agreement may be extended under certain circumstances.
We recognized no revenue from Enel during the year ended December 31, 2017. During the year ended December 31, 2016, we recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.3 million. As of December 31, 2017 and 2016, none of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
RECENTLY ISSUED ACCOUNTING STANDARDS
During 2017, there have been no new recent accounting pronouncements or changes in accounting pronouncements, other than those noted in Note 1 in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this report, that are of significance, or potential significance, to our company.
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
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at December 31, 2017 and December 31, 2016, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at December 31, 2017, and December 31, 2016, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
The Financial Statements and Supplementary Data required by this item are set forth in Item 15(a).
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES

a.	Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. This evaluation was based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting is effective at this reasonable assurance level as of December 31, 2017.

c.	Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers required by this Item is incorporated herein by reference from the section titled “Executive Officers of Registrant” in Part I of this annual report on Form 10-K. The remaining information required by this Item is incorporated herein by reference from our Proxy Statement for the 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2017.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from our 2018 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference from our 2018 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from our 2018 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference from our 2018 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this Form:

1.	Financial Statements

2.	Financial Statement Schedule

See Note 15 in Notes to Consolidated Financial Statements	71
All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits
Item 601 of Regulation S-K requires the following exhibits listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Registrant, as amended December 7, 2015.
3.3(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Registrant's Common Stock Certificate.
4.2(17)	Tax Benefit Preservation Plan, dated as of April 22, 2016, by and between Echelon Corporation and Computershare Inc., as rights agent.
10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(10)	1997 Stock Plan (as amended and restated March 26, 2004)
10.2(16)+	1997 Stock Plan (as amended and restated April 3, 2013)
10.2(a)(5)+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature
10.2(b)(5)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature
10.2(c)(5)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement
10.2(d)(5)+	Form of 1997 Stock Plan Performance Share Agreement (re: non-standard vesting schedule)
10.2(e)(5)+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees
10.2(f)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees
10.2(g)(5)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees
10.2(h)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria
10.2(i)(5)+	Form of 1997 Stock Plan Performance Share Agreement
10.2(j)(13)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement
10.2(k)(7)+	Form of 1997 Stock Plan Performance Share Agreement for US-based corporate officers
10.2(l)(7)+	Form of 1997 Stock Plan Performance Share Agreement for non US-based corporate officers
10.2(m)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for US-based corporate officers
10.2(n)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non US-based corporate officers
10.2(o)(12)+	Form of 1997 Stock Plan Restricted Stock Award Agreement

10.2(p)(15)+	Form of 1997 Stock Plan Stock Option Agreement for U.S. Optionees (2012)
10.2(q)(15)+	Form of 1997 Stock Plan Stock Option Agreement for U.S. Corporate Officers (2012)
10.2(r)(15)+	Form of 1997 Stock Plan Stock Option Agreement for Optionees Outside the U.S. (2012)
10.2(s)(15)+	Form of 1997 Stock Plan Stock Option Agreement for Corporate Officers Outside the U.S. (2012)
10.2(t)(15)+	Form of 1997 Stock Plan Stock Option Agreement Appendix A for Optionees Outside the U.S. (2012)
10.2(u)(15)+	Form of 1997 Stock Plan Performance Share Agreement for Participants Outside the U.S. (2012)
10.2(v)(15)+	Form of 1997 Stock Plan Performance Share Agreement for Corporate Officers Outside the U.S. (2012)
10.2(w)(15)+	Form of 1997 Stock Plan Performance Share Agreement Appendix A for Participants Outside the U.S. (2012)
10.2 (15)+	1997 Stock Plan (as amended and restated August 18, 2010)
10.3 (18)	2016 Equity Incentive Plan and form agreements
10.4 (19)	2016 Inducement Equity Incentive Plan and form agreements
10.5 (4)	Form of International Distributor Agreement.
10.6 (4)	Form of OEM License Agreement.
10.7 (4)	Form of Software License Agreement.
10.8 (4)	International Distributor Agreement between the Company and EBV Elektronik GmbH as ofDecember 1, 1997.
10.9 (9)	Building 1 Lease Agreement dated December 30, 1999
10.10 (9)	First Amendment to Building 1 Lease Agreement dated May 10, 2000
10.11 (9)	Echelon Corporation Common Stock Purchase Agreement with ENEL S.p.A. dated June 30, 2000
10.12 (9)	Second Amendment to Building 1 Lease Agreement dated September 22, 2000
10.13 (9)	Building 2 Lease Agreement dated November 15, 2001
10.14 (9)	Third Amendment to Building 1 Lease Agreement dated April 10, 2008
10.15 (9)	First Amendment to Building 2 Lease Agreement dated April 10, 2008
10.16 (14)	Form of Value Added Reseller Agreement
10.17 (21)
Assignment and Amendment dated April 29, 2011 between the Company and Avnet Europe Comm VA (assigning and modifying the International Distributor Agreement filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed on June 1, 1998)

10.18(22)+	Echelon Corporation Employment Agreement by and between Echelon Corporation and Ronald A. Sege dated August 18, 2010
10.19(16)+	Form of Executive Change in Control and Severance Agreement (2013)
10.20(20)+	Echelon Corporation Employment letter with Alicia Jayne Moore dated June 27, 2013
21.1(3)	Subsidiaries of the Registrant.
23.1	Consent of Armanino LLP, Independent Registered Public Accounting Firm.
24.1(4)	Power of Attorney (see signature page).
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(1)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 14, 2000, and Current Report on Form 8-K filed on December 10, 2015.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 16, 2007, filed on August 17, 2007.

(3)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1/A filed on July 9, 1998.

(4)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 filed on June 1, 1998.

(5)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 16, 2007.

(6)	Incorporated herein by reference to the Registrant's Current Report Form 8-K dated April 12, 2007, filed on April 18, 2007.

(7)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008.

(8)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 21, 2000.

(9)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, filed on March 11, 2010.

(10)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on June 1, 2005.

(11)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 6, 2010.

(12)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 3, 2010

(13)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 17, 2008

(14)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 16, 2010

(15)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 8, 2012

(16)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 9, 2013

(17)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on April 26, 2016

(18)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed on November 9, 2016

(19)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on April 21, 2016

(20)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 8, 2013

(21)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 6, 2011

(22)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 15, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Echelon Corporation and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Echelon Corporation and subsidiaries (collectively the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2016.

/s/ ARMANINO LLP
San Jose, California
March 27, 2018

ECHELON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,261	$9,803
Restricted investments	1,250	1,250
Short-term investments	11,967	11,983
Accounts receivable, net of allowances of $282 and $564 as of December 31, 2017 and 2016, respectively	2,721	3,015
Inventories	3,251	2,570
Deferred cost of goods sold	1,767	1,104
Other current assets	1,152	900
Total current assets	29,369	30,625
Property and equipment, net	458	445
Intangible assets, net	725	953
Other long-term assets	987	885
Total assets	$31,539	$32,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,317	$1,697
Accrued liabilities	1,878	2,174
Deferred revenues	4,805	3,671
Total current liabilities	9,000	7,542
LONG-TERM LIABILITIES:
Other long-term liabilities	652	688
Total liabilities	9,652	8,230
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value:
Authorized - 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value:
Authorized - 10,000,000 shares
Issued - 4,842,294 and 4,753,654 shares as of December 31, 2017 and 2016, respectively. Outstanding - 4,520,376 and 4,431,736 shares as of December 31, 2017 and 2016, respectively	48	48
Additional paid-in capital	359,339	358,123
Treasury stock (321,918 shares as of December 31, 2017 and 2016)	(28,130)	(28,130)
Accumulated other comprehensive loss	(1,821)	(2,437)
Accumulated deficit	(307,803)	(303,180)
Total Echelon Corporation stockholders’ equity	21,633	24,424
Non controlling interest in subsidiary	254	254
Total stockholders’ equity	21,887	24,678
Total liabilities and stockholders’ equity	$31,539	$32,908

See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2017	2016
Revenues (1)	$31,667	$32,385
Cost of revenues (2)	14,016	14,302
Gross profit	17,651	18,083
Operating expenses:
Product development (2)	9,313	8,260
Sales and marketing (2)	5,532	6,189
General and administrative (2)	6,959	8,077
Restructuring charges	—	286
Total operating expenses	21,804	22,812
Loss from operations	(4,153)	(4,729)
Interest and other income (expense), net	(498)	808
Loss from operations before provision for income taxes	(4,651)	(3,921)
Income tax expense (benefit)	(28)	182
Net loss	(4,623)	(4,103)
Basic and diluted net loss per share	$(1.04)	$(0.93)

Shares used in computing net loss per share:
Basic	4,465	4,425
Diluted	4,465	4,425

[1]	Includes related party amounts of $0 and $1,313 in 2017 and 2016, respectively. See Note 13 for additional information on related party transactions.
2 See Note 7 for summary of amounts included representing stock-based compensation expense.
See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year ended December 31,
	2017	2016

Net loss	$(4,623)	$(4,103)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	617	(853)
Unrealized holding gain (loss) on available-for-sale securities	(1)	10
Total other comprehensive income (loss)	616	(843)
Comprehensive loss	$(4,007)	$(4,946)

See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Echelon Corporation Shareholders
					Additional Paid-in- capital	Accu-mulated Other Compre-hensive Income (Loss)	Accumu-lated Deficit	Non Control-ling Interest	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2015	4,738	$47	(322)	$(28,130)	$356,746	$(1,594)	$(298,402)	$254	$28,921
Cumulative effect adjustment from adoption of accounting standard	—	—	—	—	675	—	(675)	—	—
Release of restricted stock units	24	1	—	—	(1)	—	—	—	—
Stock received for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options	(8)	—	—	—	(43)	—	—	—	(43)
Stock-based compensation	—	—	—	—	746	—	—	—	746
Foreign currency translation adjustment	—	—	—	—	—	(853)	—	—	(853)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	10	—	—	10
Net loss	—	—	—	—	—	—	(4,103)	—	(4,103)
BALANCE AT DECEMBER 31, 2016	4,754	$48	(322)	$(28,130)	$358,123	$(2,437)	$(303,180)	$254	$24,678
Release of restricted stock units	137	1	—	—	(1)	—	—	—	—
Stock received for payment of employee taxes on vesting of restricted stock units and upon exercise of stock options	(49)	(1)	—	—	(240)	—	—	—	(241)
Stock-based compensation	—	—	—	—	1,457	—	—	—	1,457
Foreign currency translation adjustment	—	—	—	—	—	617	—	—	617
Unrealized holding loss on available-for-sale securities	—	—	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(4,623)	—	(4,623)
BALANCE AT DECEMBER 31, 2017	4,842	$48	(322)	$(28,130)	$359,339	$(1,821)	$(307,803)	$254	$21,887
See accompanying notes to consolidated financial statements.

ECHELON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2017	2016
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(4,623)	$(4,103)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	454	489
Increase (decrease) in allowance for doubtful accounts	(3)	6
Loss on disposal and write-down of fixed assets	—	1
Increase in accrued investment income	(110)	(43)
Stock-based compensation	1,457	746
Adjustment to contingent consideration	—	(318)
Change in operating assets and liabilities:
Accounts receivable	367	1,009
Inventories	(681)	323
Deferred cost of goods sold	(628)	(20)
Other current assets	(242)	200
Accounts payable	586	(558)
Accrued liabilities	259	(1,176)
Deferred revenues	1,004	340
Deferred rent	(65)	81
Net cash used in operating activities	(2,225)	(3,023)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available-for-sale short-term investments	(23,875)	(23,955)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	24,000	29,155
Change in other long-term assets	(98)	160
Capital expenditures	(209)	(117)
Net cash provided by (used in) investing activities	(182)	5,243
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(240)	(43)
Net cash used in financing activities	(240)	(43)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	105	(65)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,542)	2,112
CASH AND CASH EQUIVALENTS:
Beginning of year	9,803	7,691
End of year	$7,261	$9,803
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$151	$169
Non-cash transfer of restricted investments to available-for-sale short-term investments	$—	$151

See accompanying notes to consolidated financial statements.
ECHELON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies
Operations
Echelon Corporation (the Company) was incorporated in California in February 1988 and reincorporated in Delaware in January 1989. The Company is based in Santa Clara, California, and maintains offices in six foreign countries throughout Europe and Asia. Its products enable everyday devices — such as air conditioners, appliances, elevators, electricity meters, light switches, thermostats, and valves — to be made “smart” and inter-connected, part of an emerging market known as the Industrial Internet of Things ("IIoT").

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

•
The Company's sales are currently concentrated, as approximately 28.0% of revenues for the year ended December 31, 2017, were derived from one customer, Avnet Europe Comm VA ("Avnet"), the Company's primary distributor of its IIoT products in Europe and Japan. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from the Company, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

Recently Issued Accounting Standards

(i) New Accounting Standards Recently Adopted

In July 2015, the FASB issued an update to ASC 330, Inventory: Simplifying the Measurement of Inventory. Under this update, subsequent measurement of inventory is based on the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated cost of completion and disposal. This update does not apply to inventory that is measured using last-in, first-out or the retail inventory method. This update was adopted by the Company in the first quarter of fiscal year 2017 and did not have a significant impact on its consolidated financial statements.

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

The standard will be effective for Echelon in the fiscal year beginning January 1, 2018. The standard permits two methods of adoption: (i) retrospectively to each prior reporting period presented (the full retrospective method), or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (the cumulative catch-up transition method). The Company will adopt the standard using the full retrospective method to restate each prior reporting period presented.

In preparation for the adoption, the Company has implemented internal controls to enable the preparation of financial information and has reached conclusions on key accounting assessments related to the standard. The Company currently believes the most significant impact of adopting the new standard will relate to its accounting for sales made to distributors under agreements that contain a limited right to return unsold products and price adjustment provisions. Under the existing revenue guidance, the Company has historically concluded that the price to these distributors is not fixed or determinable at the time it delivers products to them. Accordingly, revenue from sales to these distributors has not historically been recognized until the distributor resells the product. By contrast, under the new standard, the Company will recognize revenue, including estimates for applicable variable consideration, predominately at the time of shipment to these distributors, thereby accelerating the timing of revenue for products sold through the distribution channel. The Company does not currently capitalize costs to obtain customer contracts such as commission expenses, nor does it expect to capitalize such costs under the new standard.

Adoption of the standard will result in the recognition of additional revenue of $274,000 for the year ended December 31, 2017. In addition, adoption of the standard will result in a reduction of deferred revenues of $3.0 million as of December 31, 2017, driven by the recognition of revenues associated with on-hand distributor inventory as of that date, the revenue for which was deferred under previous guidance; a decrease of deferred cost of goods sold of $728,000 as of December 31, 2017, again driven by the recognition of revenue that was deferred under previous guidance; and a decrease in accounts receivable of $395,000 as of December 31, 2017, driven by the incremental reserves required for estimated price adjustments that will be issued to the distributors in the future based on the additional revenue recognized under the new guidance. See Expected Impacts to Reported Results below for the impact of adoption of the standard on our consolidated financial statements.

Expected Impacts to Reported Results

Adoption of the new revenue recognition guidance (discussed above) is expected to impact our reported results as follows (in thousands, except earnings per share amounts):

	Year ended December 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted
Statement of Operations:
Revenue	$31,667	$274	31,941
Net loss	(4,623)	204	(4,419)
Basic and diluted loss per share	(1.04)	0.05	(0.99)

	December 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted
Balance Sheets:
Accounts receivable, net	$2,721	$(395)	$2,326
Deferred cost of goods sold	1,767	(728)	1,039
Deferred revenues	4,805	(2,963)	1,842
Stockholders' equity	21,887	1,840	23,727

Current Revenue Recognition
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
Stock-Based Compensation
The Company accounts for employee stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the enterprise. Stock-based compensation cost for restricted stock units (“RSUs”) granted to employees is measured based on the closing fair market value of the Company's common stock on the date of grant. Stock-based compensation cost for RSUs granted to non-employee consultants is measured based on the closing fair market value of the Company's common stock at the earlier of the date at which a commitment for performance by the consultant to earn the RSUs is reached, or the date at which the consultant's performance necessary for the RSUs to vest has been completed. Stock-based compensation cost for stock options granted to employees is estimated at the grant date based on each award's fair-value as calculated using the Black-Scholes-Merton (“BSM”) option-pricing model. The Company recognizes stock-based compensation cost as expense using the accelerated multiple-option approach over the requisite service period. Further information regarding stock-based compensation can be found in Note 7 of these Notes to Consolidated Financial Statements.
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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company's only financial assets or liabilities required to be measured at fair value on a recurring basis at December 31, 2017, are fixed income available-for-sale securities. See Note 2 of these Notes to Consolidated Financial Statements for a summary of the input levels used in determining the fair value of the Company's cash equivalents and short-term investments as of December 31, 2017 and 2016.
Inventories

Inventories are stated at the lower of cost (first‑in, first‑out) or net realizable value and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	December 31, 2017	December 31, 2016

Purchased materials	$148	$148
Finished goods	3,103	2,422
	$3,251	$2,570
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the asset's carrying value to the future undiscounted cash flows the asset is expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. For the years ended December 31, 2017 and December 31, 2016, the Company recognized no impairments of long-lived assets.
Software Development Costs
For software to be sold, leased, or otherwise marketed, the Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the two years ended December 31, 2017, costs that were eligible for capitalization were insignificant and, thus, the Company has charged all software development costs to product development expense in the accompanying consolidated statements of operations.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31, 2017	December 31, 2016

Accrued payroll and related costs	$1,088	$1,299
Warranty reserve	142	118
Restructuring charges	185	273
Other accrued liabilities	463	484
	$1,878	$2,174
Foreign Currency Translation
The functional currency of the Company's subsidiaries is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate as of the applicable balance sheet date. Equity transactions are translated using historical exchange rates. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are included in accumulated other comprehensive income (loss).
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
Concentrations of Credit Risk and Suppliers
The Company's financial instruments have historically consisted of cash equivalents, short-term investments, accounts receivable, accounts payable, and lease financing obligations. The carrying value of the Company's financial instruments approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments, which are classified as either cash equivalents or short-term investments, and trade receivables. With respect to its investments, the Company has an investment policy that limits the amount of credit exposure to any one financial institution and restricts placement of the Company's investments to financial institutions independently evaluated as highly creditworthy. With respect to its trade receivables, the Company performs ongoing credit evaluations of each of its customers' financial condition. For a customer whose credit worthiness does not meet the Company's minimum criteria, the

Company may require partial or full payment prior to shipment. Alternatively, prior to shipment, customers may be required to provide the Company with an irrevocable letter of credit or arrange for some other form of coverage, such as a bank guarantee, to mitigate the risk of uncollectibility. Additionally, the Company establishes an allowance for doubtful accounts and sales return allowances based upon factors surrounding the credit risk of specific customers, historical trends, and other available information. With the exception of amounts owed to the Company on sales made to certain significant customers, concentrations of credit risk with respect to trade receivables are generally limited due to the Company's large number of customers and their dispersion across many different industries and geographies. As of December 31, 2017 and 2016, 0.0% and 26.9%, respectively, of the Company's total accounts receivable balance were due from Avnet Europe Comm VA (refer to Note 8 - Significant Customers for a discussion of revenues generated from the Company's significant customers).
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

For the years ended December 31, 2017 and 2016, the diluted net loss per share calculation is equivalent to the basic net loss per share calculation as there were no potentially dilutive stock options or RSUs due to the Company’s net loss position. The number of stock options, stock appreciation rights, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”) excluded from this calculation for the years ended December 31, 2017 and 2016 was 981,628 and 837,035, respectively.
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
2. Financial Instruments

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents, and short-term investments, at fair value. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at December 31, 2017 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$4,515	$4,515	$—	$—
U.S. government securities(2)	13,217	—	13,217	—
Total	$17,732	$4,515	$13,217	$—
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
The Company’s available-for-sale securities consist of U.S. government securities with a minimum and weighted average credit rating of A-1+. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, the Company classifies all of its fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. The Company's procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources. There were no transfers between Level 1 and 2 hierarchies for the years ended December 31, 2017 and 2016.

As of December 31, 2017, the Company’s available-for-sale securities had contractual maturities of 6 months and an average remaining term to maturity of 3 months. Among the Company's available-for-sale securities, there have been no unrealized holding losses for a period of greater than 12 months as of December 31, 2017. As of December 31, 2017, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$11,970	$11,967	$—	$3
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
3. Property and Equipment
A summary of property and equipment, net as of December 31, 2017 and 2016 is as follows (in thousands):

	December 31, 2017	December 31, 2016
Computer and other equipment	$3,559	$3,370
Software	3,137	3,130
Furniture and fixtures	117	110
Leasehold improvements	200	194
	7,013	6,804
Less: Accumulated depreciation and amortization	(6,555)	(6,359)
Property and equipment, net	$458	$445

Property and equipment are stated at cost. Depreciation is provided using the straight-line method as follows:

•	Computer equipment and related software, other equipment, and furniture and fixtures are depreciated over their estimated useful lives of two to five years;

•	Leasehold improvements are depreciated over the shorter of the remaining lease term or estimated useful lives; and

•	Certain telecommunications equipment is depreciated over its estimated useful life of 10 years.
4. Acquisitions

On August 15, 2014, the Company purchased 100% of the outstanding shares of Lumewave, Inc. (“Lumewave”). The acquisition was aimed at expanding the Company’s outdoor lighting business. The assets acquired and liabilities assumed are reflected in the Company’s consolidated balance sheet at December 31, 2017, and the results of operations of Lumewave are included in the consolidated statements of operations since August 16, 2014. The following table summarizes the purchase price allocation based on estimated fair values of assets acquired and liabilities assumed at the acquisition date (amounts in thousands):

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

5. Accumulated Other Comprehensive Loss

	Foreign currency translation adjustment (Amount in thousands)	Unrealized gain (loss) on available-for-sale securities (Amount in thousands)	Accumulated Other Comprehensive Loss (Amount in thousands)
Beginning balance at December 31, 2015	$(1,582)	$(12)	$(1,594)
Change during the year	(853)	10	(843)
Ending balance at December 31, 2016	$(2,435)	$(2)	$(2,437)
Change during the year	617	(1)	616
Ending balance at December 31, 2017	$(1,818)	$(3)	$(1,821)

6. Stockholders’ Equity and Employee Stock Option Plans

(a) Tax Benefit Preservation Plan
On April 22, 2016, the Company announced that its Board of Directors (the “Board”) had adopted a Tax Benefit Preservation Plan (the “Tax Plan”) pursuant to which the Board authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock of the Company to stockholders of record as of the close of business on May 6, 2016. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.01 per share, exercisable, except in certain circumstances, in the event that a person or group of affiliated or associated persons obtain beneficial ownership of 4.99% or more of the outstanding shares of the Company's common stock. The complete terms of the Rights are set forth in the Tax Plan, dated as of April 22, 2016, between the Company and Computershare Inc., as rights agent, and filed with the Securities and Exchange Commission on April 26, 2016. By adopting the Plan, the Board is helping to preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, the “Tax Benefits”), which could be lost in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The Plan reduces the likelihood that changes in the Company’s investor base will have the unintended effect of limiting the Company’s use of its Tax Benefits. The Board has established procedures to consider requests to exempt certain acquisitions of the Company’s securities from the Plan if the Board determines that it is in the best interests of the Company. Until they become exercisable, the Rights are inseparable from and trade with the Company's shares of common stock. The Rights have a de minimus fair value. The Tax Plan expires April 25, 2019.
(b) Stock Option Programs
The Company grants equity compensation awards under the 2016 Equity Incentive Plan (the "2016 Plan") and the 2016 Inducement Equity Incentive Plan (the "2016 Inducement Plan"). Prior to adoption of these Plans in 2016, the Company granted equity compensation awards under the 1997 Stock Plan (the “1997 Plan”), which was terminated as of October 4, 2016. A more detailed description of each of the Plans can be found below.
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
2016 Equity Incentive Plan
In October 2016, the Company adopted the 2016 Equity Incentive Plan (the "2016 Plan") for employees, officers, directors, and non-employee consultants. In setting the initial share reserve under the 2016 Plan of 500,000 shares, the Company considered the number of outstanding awards and forecasted grants under the Plan. In addition to the initial share reserve of 500,000 shares, the 2016 Plan also includes any shares subject to awards under the 1997 Plan that, after the termination of the 1997 Plan, expire or otherwise terminate without having vested or without having been exercised in full and any shares issued pursuant to awards granted under the 1997 Plan that are forfeited to or repurchased by the Company.
As of December 31, 2017, there were a total of 1.1 million shares of Common Stock reserved for issuance under the 2016 Plan, of which 892,629 were subject to outstanding awards and 187,982 shares remained available for new awards under the Plan. Stock options granted under the 2016 Plan generally have a term of 10 years, and the exercise price of said stock options is determined by the Board of Directors (or a Committee of the Board of Directors), and, except for limited circumstances, will be at least equal to 100% of the fair market value per share of common stock on the date of grant (or at least 110% of such fair market value for an incentive stock option granted to a stockholder with greater than 10% voting power of all stock). RSUs, Performance Units, and Performance Shares issued by the Company under the 2016 Plan generally vest ratably over 2 to 3 years. In addition, certain of these awards have additional financial-based performance requirements that must be met before vesting can occur. Awards with performance-based vesting conditions expire no later than the 5 year anniversary of the grant date if the performance criteria have not been met.

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
As of December 31, 2017, there were a total of 235,000 shares of Common Stock reserved for issuance under the 2016 Inducement Plan, of which 89,000 were subject to outstanding awards and 146,000 shares remained available for new awards under the Plan.
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
(c) Stock Award Activity

The following table summarizes stock award activity under all plans for the years ended December 31, 2017 and 2016:

		Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted-Average Exercise Price Per Share
BALANCE AT DECEMBER 31, 2015	517,505	285,536	$24.72
New plan shares approved	750,000	—	—
Unissued shares eliminated from plan	(13,346)	—	—
Options granted	(275,250)	275,250	5.07
RSUs granted	(460,209)	—	—
Options and stock appreciation rights cancelled	54,914	(54,914)	25.50
RSUs cancelled	29,211	—	—
BALANCE AT DECEMBER 31, 2016	602,825	505,872	$13.94
Options granted	(20,000)	20,000	7.18
RSUs granted	(454,783)	—	—
Options and stock appreciation rights cancelled	100,150	(100,150)	23.92
RSUs cancelled	105,790	—	—
Balance at DECEMBER 31, 2017	333,982	425,722	$11.28

The total intrinsic value of options and SARs exercised during the years ended December 31, 2017 and 2016 was approximately $0 and $0, respectively, as no options or SARs were exercised during this time. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
The following table provides additional information regarding RSU and RSA activity for the years ended December 31, 2017 and 2016:

	Number of Shares Nonvested and Outstanding	Weighted-Average Grant Date Fair-Value
BALANCE AT DECEMBER 31, 2015	64,714	$14.45
RSUs granted	307,770	5.21
RSUs vested and released	(23,993)	14.31
RSUs cancelled	(17,328)	17.06
BALANCE AT DECEMBER 31, 2016	331,163	$5.74
RSUs granted	454,783	4.88
RSUs vested and released	(136,928)	6.22
RSUs cancelled	(93,112)	5.31
BALANCE AT DECEMBER 31, 2017	555,906	$4.99

The fair value of each RSU and RSA granted to employees was estimated on the date of grant by multiplying the number of shares granted times the fair market value of the Company's stock on the grant date.

The total intrinsic value of RSUs and RSAs vested and released during the years ended December 31, 2017 and 2016 was approximately $685,400 and $118,000, respectively. The intrinsic value of vested and released RSUs and RSAs is calculated by multiplying the fair market value of the Company's stock on the vesting date by the number of shares vested. As of December 31, 2017, the number of RSUs and RSAs outstanding was 555,906, with a total intrinsic value of $3.1 million. The intrinsic value of the outstanding RSUs and RSAs is calculated based on the market value of the Company's closing stock price of $5.54 as of December 29, 2017, the last market trading day of 2017.

The following table provides additional information for significant ranges of outstanding and exercisable stock options and SARs as of December 31, 2017:

Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$4.51	20,000	8.38	$4.51	$20,600
5.22	182,000	8.74	5.22	58,240
5.45 - 9.10	31,500	8.81	7.01	675
9.11	73,000	7.45	9.11	—
9.15 - 23.70	81,590	6.03	21.29	—
$24.20 - $32.50	37,632	4.77	30.24	—
Outstanding	425,722	7.64	$11.28	$79,515
Vested and expected to vest	418,607	7.64	$11.35	$77,790
Exercisable	345,103	7.43	$12.41	$57,168

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $5.54 as of December 29, 2017, which would have been received by the option holders had all option holders exercised their options as of that date.

7. Stock-based Compensation
(a) Valuation of Options, SARs, and RSUs Granted
The Company has elected to use the Black-Scholes-Merton ("BSM") option-pricing model to estimate the fair value of stock options and SARs that it grants. The BSM model incorporates various assumptions including volatility, expected term of the option from the date of grant to the time of exercise, risk-free interest rates, and dividend yields. The weighted average fair value of options granted during the years ended December 31, 2017 and 2016 was $3.09 and $2.55, respectively, and was determined using the following weighted average assumptions:

	Year ended December 31,
	2017	2016
Expected dividend yield	—%	—%
Risk-free interest rate	1.7%	1.2%
Expected volatility	55.9%	58.1%
Expected term (in years)	3.75	5.12
The expected dividend yield reflects the fact that the Company has not paid any dividends in the past and does not currently intend to pay dividends in the foreseeable future. The risk-free interest rate assumption is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. The expected volatility is based on both the historical volatility of the Company's common stock over the most recent period commensurate with the expected life of the option as well as on implied volatility calculated from the market traded options on the Company's stock. The expected term has been calculated by applying the simplified method calculation to the 10-year term option grants made during 2016 and 2017, as the Company does not have relevant and adequate exercise history for such options.

The grant date fair value of RSUs and RSAs granted to employees is determined by multiplying the fair market value of the Company's stock on the grant date times the number of RSUs and RSAs awarded. During the years ended December 31, 2017 and 2016, the Company issued a limited number of RSUs to non-employee consultants. The final measurement date for these awards is determined at the earlier of the date at which a commitment for performance by the consultant to earn the RSUs is reached, or the date at which the consultant's performance necessary for the RSUs to vest has been completed. Between the date of issuance and the final measurement date, which is expected to be the date the consultants' performance is complete and the awards vest, the awards are remeasured based on the fair market value of the Company's stock at each reporting date. During the year ended December 31, 2017, awards granted to non-employee consultants and the related share-based payment expense were not significant.

(b) Equity Compensation Expense for RSUs and RSAs with Financial or other Performance-Based Vesting Requirements

As of December 31, 2017, there were 143,283 non-vested RSUs that were granted in 2017 that were subject to service-based vesting conditions as well as certain financial or other performance-based vesting requirements that must be achieved before vesting can occur. The following table contains pertinent information regarding these outstanding awards as of December 31, 2017 (in thousands except for number of awards granted):

Grant Date	# of Awards Granted and Outstanding	Fair Value on Grant Date	Cumulative Expense Recognized	Unearned Compensation Expense	Latest Date Performance Condition Could be Met
January 2017	143,283	$721	$132	$589	December 2017

Through December 31, 2017, cumulative compensation expense of $132,000 associated with the 143,283 unvested RSUs granted in January 2017 had been recognized. From the date of grant through December 31, 2017, the Company believed it was probable that the performance requirements associated with certain of these awards would be achieved and therefore recognized expense on those specific awards. However, as of March 31, June 30, and September 30, 2017, the Company determined that separate performance conditions related to the remainder of the awards granted in January 2017 was improbable of achievement. Accordingly, no compensation expense has been recognized on these additional awards. As the performance conditions required for the vesting of these additional awards were not met as of December 31, 2017, the final date that the performance conditions could be met, the Company expects approximately 114,379 awards will expire unvested in March 2018 and will be returned to the Plan.

c) Expense Allocation
As of December 31, 2017, total compensation cost related to non-vested stock options and other equity based awards not yet recognized was $1.6 million, which is expected to be recognized over the next 0.9 years on a weighted-average basis.

The following table summarizes stock-based compensation expense for the years ended December 31, 2017 and 2016 and its allocation within the consolidated statements of operations (in thousands):

	Year ended 31 December,
	2017	2016

Cost of revenues	$158	$48
Product development	475	173
Sales and marketing	(20)	57
General and administrative	844	468
Total stock based compensation expense related to stock options and share awards	1,457	746
Tax benefit	—	—
Stock-based compensation expense related to stock options and share awards, net of tax	$1,457	$746
As of December 31, 2017, and 2016, stock-based compensation expense capitalized as part of the cost of inventory and deferred cost of goods sold was immaterial.

8.    Significant Customers

The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the years ended December 31, 2017 and 2016,the Company had one customer that accounted for a significant portion of its revenues, Avnet Europe Comm VA (“Avnet”), the Company’s primary distributor of its IIoT products in Europe and Japan. For the years ended December 31, 2017 and 2016, the percentage of the Company’s revenues attributable to sales made to this customer was as follows:

	Year ended December 31,
	2017	2016
Avnet	28.0%	28.7%

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
9.     Intangible Assets

The Company's identifiable intangible assets as of December 31, 2017, relate to the acquisition of Lumewave, Inc. in August 2014. The identifiable intangible assets include $800,000 in developed technology, $500,000 in customer relationships, and $200,000 for trade names.

The changes in the carrying amount of identifiable intangible assets, net for the years ended December 31, 2017 and 2016 are as follows (in thousands):

Amount
Balance as of December 31, 2015	$1,183
Amortization	(230)
Balance as of December 31, 2016	953
Amortization	(228)
Balance as of December 31, 2017	725

Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives. The following table presents the details of the Company's finite-lived intangible assets as of December 31, 2017 (in thousands, except for weighted-average remaining useful life):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life (in years)

Developed technology	$800	$(414)	$386	3.13
Customer relationships	500	(258)	242	3.13
Trade names	200	(103)	97	3.13
Total	$1,500	$(775)	$725	3.13

The following table presents the amortization of finite-lived intangible assets included in the consolidated statements of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Year ended December 31,
	2017	2016
Cost of revenues	$121	$123
Operating expenses	107	107
Total	$228	$230

The following table presents the estimated future amortization of finite-lived intangible assets as of December 31, 2017 (in thousands):

Estimated Future Amortization
2018	229
2019	229
2020	229
2021	38
Total	$725
10. Commitments and Contingencies
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

As of December 31, 2017, future minimum lease payments under all operating leases were as follows (in thousands):

2018	$950
2019	483
2020	$16
2021	$12
Total payments	$1,461
Rent expense for all operating leases was approximately $964,000 for 2017 and $994,000 for 2016. Although certain of the operating lease agreements provide for escalating rent payments over the term of the lease, rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2017, the Company has accrued approximately $135,000 of deferred rent related to these agreements, of which approximately $72,000 is reflected in accrued liabilities while the remainder is reflected in other long-term liabilities in the accompanying consolidated balance sheets. As of December 31, 2016, the Company had accrued approximately $193,000 of deferred rent related to its lease agreements, of which approximately $59,000 is reflected in current liabilities while the remainder is reflected in other long-term liabilities in the accompanying consolidated balance sheets.
(b) Royalties
The Company has certain royalty commitments associated with the shipment and licensing of certain of its products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as a component of cost of revenues in the Company's consolidated statements of operations, was approximately $260,000 and $264,000 for the years ended December 31, 2017 and 2016, respectively.
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
(d) Taxes
The Company conducts operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company's operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with accounting principles generally accepted in the United States of America, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and the Company believes that, as of December 31, 2017, it has adequately provided for such contingencies. However, it is possible that the Company's results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where the Company conducts its operations.

(e) Legal Actions
From time to time, in the ordinary course of business, the Company may be subject to other legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of December 31, 2017, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
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
11. Income Taxes
The provision for (benefit from) income taxes attributable to continuing operations is based upon loss from operations before provision for income taxes as follows (in thousands):

	Year ended December 31,
	2017	2016
Domestic	$(5,106)	$(4,632)
Foreign	455	711
	$(4,651)	$(3,921)

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year ended December 31,
	2017	2016
Federal:
Current	$(82)	$—
Deferred	—	—
Total federal benefit	(82)	—
State:
Current	1	18
Deferred	—	—
Total state provision	1	18
Foreign:
Current	53	164
Deferred	—	—
Total foreign provision	53	164
Total income tax expense (benefit)	$(28)	$182

The provision for (benefit from) income taxes differs from the amount estimated by applying the statutory Federal income tax rate to loss before taxes as follows (in thousands):

	Year ended December 31,
	2017	2016
U.S. Federal tax benefit at statutory rate	$(1,629)	$(1,372)
State tax benefit, net of federal benefit	(187)	(171)
U.S.-Foreign rate differential	(113)	(96)
Change in valuation allowance	(33,001)	939
Rate differential impact - Tax Cuts and Jobs Act	34,679	—
Research and development credits	281	233
Permanent items	30	657
Others	(88)	(8)
Total income tax expense (benefit)	$(28)	$182

As of December 31, 2017 and 2016, a valuation allowance has been recorded against 100% of the net deferred tax asset. A valuation allowance is recognized if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realizable in a particular tax jurisdiction. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. The Company determined that it is more likely than not that it will not realize a benefit from its United States deferred tax assets based on historical cumulative losses incurred in the United States. Therefore, a valuation allowance has been maintained on all deferred tax assets. The components of the net deferred income tax asset are as follows (in thousands):

	Year ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$62,635	$100,378
Tax credit carry forwards	17,078	19,248
Fixed and intangible assets	266	597
Capitalized research and development costs	70	58
Stock based compensation and other reserves and allowances	2,131	3,445
Gross deferred income tax assets	82,180	123,726
Valuation allowance	(82,180)	(123,726)
Net deferred income tax assets	$—	$—

As of December 31, 2017, part of the Company's valuation allowance on deferred tax assets pertains to certain tax credits and net operating loss carry forwards. In the future, it will reduce the valuation allowance associated with these credits and losses upon the earlier of the period in which it utilizes them to reduce the amount of income tax it would otherwise be required to pay on its income tax returns, or when it becomes more likely than not that the deferred tax assets are realizable. In addition, the Internal Revenue Code of 1986, as amended, contains provisions that limit the net operating loss and credit carry forwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. The Company performed an analysis of the ownership changes in 2016. Through the date of the analysis, the Company did not experience any ownership change that would limit its net operating loss and credit carry forwards. The Company's net operating loss and credit carry forwards may be limited if an ownership change has occurred since the analysis was performed or if one were to occur in future periods.
In general, a corporation that undergoes an "ownership change" under Section 382 of the Internal Revenue Code is subject to limitations on its ability to utilize its pre-change net operating loss carry forwards (NOLs) to offset future taxable income and its ability to utilize tax credit carry forwards. As of December 31, 2017, the Company had net operating loss carry forwards of $261.2 million for federal income tax reporting purposes and $107.3 million for state income tax reporting purposes, which expire at various dates through 2037. In addition, as of December 31, 2017, the Company had approximately $11.4 million and $16.5 million of tax credit carry forwards for increased research expenditures for federal and California purposes, respectively. The federal research tax credits will expire at various dates if not utilized by 2037 and the state tax credit can be carried over indefinitely. In accordance with current Internal Revenue Code rules, federal net operating loss carry forwards must be utilized in full before federal research and development tax credits can be used to offset current tax liabilities. As a result, depending on the Company's future taxable income in any given year, some or all of the federal research tax credits, as well as portions of the Company's federal and state net operating loss carry forwards, may expire before being utilized.
On December 22, 2017, the Tax Cuts and Jobs Act ("the Act") was signed into law. Among other changes is a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the change in the corporate income tax rate, the Company revalued its net deferred tax asset at December 31, 2017, which resulted in a reduction of the value of the Company's net deferred tax asset of approximately $34.7 million. This reduction was offset by a change in the Company's valuation allowance, thus resulting in no impact to the Company's tax expense for the year ended December 31, 2017.
Amounts held by foreign subsidiaries are generally subject to United States income taxation on repatriation to the United States. The Company currently intends to permanently reinvest its undistributed earnings from its foreign subsidiaries outside the United States. The Act provides for a one-time "deemed repatriation" of accumulated foreign earnings for the year ended December 31, 2017. The Company does not expect that the future foreign earnings will be subject to U.S. federal income tax since the Company is in a net earnings and profits deficit position and, as noted earlier, intents to permanently reinvest such earnings outside the U.S. indefinitely.

The following is a rollforward of the Company's unrecognized tax benefits related to uncertain tax positions for the years ended December 31, 2017 and 2016 (in thousands):

	Year ended December 31,
	2017	2016
Balance as of the beginning of the year	$9,216	$9,066
Tax positions related to current year:
Additions	165	152
Reductions	(9)	(14)
Tax positions related to prior years:
Additions	26	80
Reductions	(6)	(4)
Settlements	—	—
Lapses in statute of limitations	(48)	(64)
Balance as of the end of the year	$9,344	$9,216

Included in the balance of total unrecognized tax benefits at December 31, 2017 are potential benefits of $332,000, which if recognized, would affect the effective rate on income from continuing operations.
As of December 31, 2017, the Company had accrued interest and penalties related to the uncertain tax benefits of approximately $56,000. During 2017, the Company decreased the prior year balance by $6,000 due to lapses in statutes of limitations in certain foreign jurisdictions. During 2016, the Company decreased the prior year balance by $12,000, again due to lapses in statutes of limitations. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. In the United States, the tax years from 1998 remain open to examination by federal and most state tax authorities due to certain net operating loss and credit carryforward positions. In the foreign jurisdictions, the number of tax years open to examination by local tax authorities ranges from three to six years.
12. Warranty Reserves
When evaluating the reserve for warranty costs, management takes into consideration the term of the warranty coverage, the quantity of product in the field that is currently under warranty, historical return rates, and historical costs of repair. In addition, certain other applicable factors, such as technical complexity, may also be taken into consideration when historical information is not yet available for recently introduced products. Estimated reserves for warranty costs are generally provided for when the associated revenue is recognized. In addition, additional warranty reserves may be established when the Company becomes aware of a specific warranty related problem, such as a product recall. Such additional warranty reserves are based on the Company's current estimate of the total out-of-pocket costs expected to be incurred to resolve the problem, including, but not limited to, costs to replace or repair the defective items and shipping costs. The reserve for warranty costs was $350,000 as of December 31, 2017 and $245,000 as of December 31, 2016. Of the $350,000 balance as of December 31, 2017, $142,000 was included in accrued liabilities in the Company's consolidated balance sheet, with the remainder being included in other long-term liabilities. Of the $245,000 balance as of December 31, 2016, $118,000 was included in accrued liabilities with the remainder being included in other long-term liabilities.
13. Related Parties
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
During the year ended December 31, 2017, the Company generated no revenue from products and services sold to Enel and its designated manufacturers. For the year ended December 31, 2016, the Company recognized revenue from products and services sold to Enel and its designated manufacturers of approximately $1.3 million. As of December 31, 2017 and 2016, none of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
14. Restructuring
During the fourth quarter of 2016, the Company undertook restructuring actions affecting approximately 7 employees to be terminated between October 2016 and November 2018, as part of an overall plan to reshape the Company for the future. In connection with this restructuring, the Company recorded restructuring charges of approximately $286,000 related to termination benefits for these personnel during the year ended December 31, 2016.
The following table sets forth a summary of restructuring activities related to the Company's 2016 restructuring program in 2017 (in thousands):

	December 31, 2016	Costs Incurred	Cash Payments	December 31, 2017
Termination benefits	$273	$—	$(88)	$185
The following table sets forth a summary of restructuring activities related to the Company's 2016 restructuring program in 2016 (in thousands):

	December 31, 2015	Costs Incurred	Cash Payments	December 31, 2016
Termination benefits	$—	$286	$(13)	$273
Accrued restructuring charges as of December 31, 2017 comprise the remaining liability balance from the 2016 restructuring and are reflected in accrued liabilities on the Company’s consolidated balance sheet as of December 31, 2017.

15. Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Charged/ (Credited) to Revenues and Expenses	Write-Off of Previously Provided Accounts	Balance at End of Period
Year Ended December 31, 2017:
Allowance for Doubtful Accounts	$36	$(6)	$—	$30
Allowance for Customer Returns and Sales Credits	$528	$2,845	$(3,121)	$252

Year Ended December 31, 2016:
Allowance for Doubtful Accounts	$31	$5	$—	$36
Allowance for Customer Returns and Sales Credits	$490	$3,713	$(3,675)	$528
16.     Segment Disclosure

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
The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived assets include property and equipment, goodwill, purchased technology, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of December 31, 2017 and December 31, 2016, long-lived assets of approximately $2.1 million and $2.2 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the consolidated financial statements.

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations in EMEA and APJ, value-added resellers, and local distributors. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	Year ended December 31,
	2017	2016
Americas
United States	$12,395	$10,309
Other Americas	921	1,093
Total Americas	13,316	11,402
EMEA
Germany	8,034	8,749
Other EMEA	2,731	5,366
Total EMEA	10,765	14,115
APJ
China	2,443	2,209
Other APJ	5,143	4,659
Total APJ	7,586	6,868
Total	$31,667	$32,385

For information regarding the Company’s major customers, please refer to Note 8, Significant Customers.
17. Joint Venture
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture's intended focus was on the development and sales of smart energy products for China and rest-of-world markets. The Company has a 51% ownership interest in the joint venture and exercises controlling influence. Therefore, Echelon-Holley’s accounts are included in the Company’s consolidated financial statements as of December 31, 2017, and for the two years then ended. Holley Metering’s interests in Echelon-Holley’s net assets are reported in the noncontrolling interest in subsidiary on the consolidated balance sheet as of December 31, 2017 and 2016. Net loss attributable to the noncontrolling interest in Echelon-Holley was $0 during the years ended December 31, 2017 and 2016.
As of December 31, 2017, Echelon and Holley Metering had contributed in cash a total of approximately $4,000,000 in Share Capital, as defined, to Echelon-Holley in proportion to their respective ownership interests.
In connection with the decision to sell its Grid business announced in the third quarter of 2014, the Company undertook a process to sell the remaining net assets of the joint venture and recorded the net assets and liabilities of the joint venture at the lower of their carrying amount or fair value less cost to sell, and classified them as held for sale in the Company's consolidated balance sheet at December 31, 2014. The major classes of assets and liabilities that were classified as held for sale were inventory, deferred revenues and the related deferred costs of sales, and accrued liabilities. In addition, the net loss attributable to the non-controlling interests were presented as part of discontinued operations in the consolidated statement of operations for the year ended December 31, 2014.
During the quarter ended September 30, 2015, the Company concluded that it would no longer pursue a sale, but would instead work with Holley Metering to shut the joint venture down. The remaining net assets of the joint venture were immaterial as of September 30, 2015.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
The following tables set forth certain consolidated statements of operations data for each of the quarters in 2017 and 2016. This information has been derived from the Company's quarterly unaudited consolidated financial statements. The quarterly unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information when read in conjunction with the annual audited consolidated financial statements and notes appearing in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

	Three months ended
	December 2017	September 2017	June 2017	March 2017	December 2016	September 2016	June 2016	March 2016
Consolidated Statement of Operations Data:
Revenues	$8,030	$7,817	$8,021	$7,799	$7,498	$8,179	$8,061	$8,647
Cost of revenues	3,858	3,337	3,495	3,326	3,375	3,707	3,415	3,805
Gross profit	4,172	4,480	4,526	4,473	4,123	4,472	4,646	4,842
Operating expenses:
Product development	2,551	2,280	2,255	2,227	2,119	1,963	1,985	2,193
Sales and marketing	1,368	1,239	1,463	1,462	1,638	1,570	1,679	1,302
General and administrative	1,450	1,656	1,929	1,924	1,782	2,087	2,197	2,011
Restructuring charges	—	—	—	—	286	—	—	—
Total operating expenses	5,369	5,175	5,647	5,613	5,825	5,620	5,861	5,506
Loss from operations	(1,197)	(695)	(1,121)	(1,140)	(1,702)	(1,148)	(1,215)	(664)
Interest and other income (expense), net	(58)	(155)	(220)	(65)	567	(57)	503	(205)
Loss before provision for income taxes	(1,255)	(850)	(1,341)	(1,205)	(1,135)	(1,205)	(712)	(869)
Income tax expense (benefit)	(53)	2	29	(6)	102	23	51	6
Net loss	$(1,202)	$(852)	$(1,370)	$(1,199)	$(1,237)	$(1,228)	$(763)	$(875)

Basic and diluted net loss per share	$(0.27)	$(0.19)	$(0.31)	$(0.27)	$(0.28)	$(0.28)	$(0.17)	$(0.20)
Shares used in net loss per share calculation:
Basic	4,520	4,460	4,445	4,434	4,432	4,431	4,420	4,417
Diluted	4,520	4,460	4,445	4,434	4,432	4,431	4,420	4,417

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION
Date:	March 27, 2018	By:	/s/ C. Michael Marszewski
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

Signatures	Title	Date
/s/ Ronald Sege	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2018
Ronald Sege

/s/ C. Michael Marszewski	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 27, 2018
C. Michael Marszewski

/s/ Armas Clifford Markkula, Jr.	Vice Chairman	March 27, 2018
Armas Clifford Markkula, Jr.

/s/ Robert J. Finocchio, Jr.	Director	March 27, 2018
Robert J. Finocchio, Jr

/s/ Robert R. Maxfield	Director	March 27, 2018
Robert R. Maxfield

/s/ Betsy Rafael	Director	March 27, 2018
Betsy Rafael

EXHIBIT INDEX

Exhibit No.
3.2(1)	Amended and Restated Certificate of Incorporation of Registrant, as amended December 7, 2015.
3.3(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of Registrant's Common Stock Certificate.
4.2(17)	Tax Benefit Preservation Plan, dated as of April 22, 2016, by and between Echelon Corporation and Computershare Inc., as rights agent
10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(10)	1997 Stock Plan (as amended and restated March 26, 2004)
10.2(16)+	1997 Stock Plan (as amended and restated April 3, 2013)
10.2(a)(5)+	Form of 1997 Stock Plan Stock Option Agreement with early exercise feature
10.2(b)(5)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement with early exercise feature
10.2(c)(5)+	Form of 1997 Stock Plan Nonqualified Stock Option Agreement
10.2(d)(5)+	Form of 1997 Stock Plan Performance Share Agreement (re: non-standard vesting schedule)
10.2(e)(5)+	Form of 1997 Stock Plan Performance Share Agreement for non-US employees
10.2(f)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria for non-US employees
10.2(g)(5)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non-US employees
10.2(h)(5)+	Form of 1997 Stock Plan Performance Share Agreement with performance based vesting criteria
10.2(i)(5)+	Form of 1997 Stock Plan Performance Share Agreement
10.2(j)(13)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement
10.2(k)(7)+	Form of 1997 Stock Plan Performance Share Agreement for US-based corporate officers
10.2(l)(7)+	Form of 1997 Stock Plan Performance Share Agreement for non US-based corporate officers
10.2(m)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for US-based corporate officers
10.2(n)(7)+	Form of 1997 Stock Plan Stock Appreciation Right Agreement for non US-based corporate officers
10.2(o)(12)+	Form of 1997 Stock Plan Restricted Stock Award Agreement
10.2(p)(15)+	Form of 1997 Stock Plan Stock Option Agreement for U.S. Optionees (2012)
10.2(q)(15)+	Form of 1997 Stock Plan Stock Option Agreement for U.S. Corporate Officers (2012)
10.2(r)(15)+	Form of 1997 Stock Plan Stock Option Agreement for Optionees Outside the U.S. (2012)
10.2(s)(15)+	Form of 1997 Stock Plan Stock Option Agreement for Corporate Officers Outside the U.S. (2012)
10.2(t)(15)+	Form of 1997 Stock Plan Stock Option Agreement Appendix A for Optionees Outside the U.S. (2012)
10.2(u)(15)+	Form of 1997 Stock Plan Performance Share Agreement for Participants Outside the U.S. (2012)
10.2(v)(15)+	Form of 1997 Stock Plan Performance Share Agreement for Corporate Officers Outside the U.S. (2012)
10.2(w)(15)+	Form of 1997 Stock Plan Performance Share Agreement Appendix A for Participants Outside the U.S. (2012)
10.2 (15)+	1997 Stock Plan (as amended and restated August 18, 2010)
10.3 (18)	2016 Equity Incentive Plan and form agreements
10.4 (19)	2016 Inducement Equity Incentive Plan and form agreements
10.5 (4)	Form of International Distributor Agreement.
10.6 (4)	Form of OEM License Agreement.
10.7 (4)	Form of Software License Agreement.
10.8 (4)	International Distributor Agreement between the Company and EBV Elektronik GmbH as ofDecember 1, 1997.
10.9 (9)	Building 1 Lease Agreement dated December 30, 1999
10.10 (9)	First Amendment to Building 1 Lease Agreement dated May 10, 2000

10.11 (9)	Echelon Corporation Common Stock Purchase Agreement with ENEL S.p.A. dated June 30, 2000
10.12 (9)	Second Amendment to Building 1 Lease Agreement dated September 22, 2000
10.13 (9)	Building 2 Lease Agreement dated November 15, 2001
10.14 (9)	Third Amendment to Building 1 Lease Agreement dated April 10, 2008
10.15 (9)	First Amendment to Building 2 Lease Agreement dated April 10, 2008
10.16 (14)	Form of Value Added Reseller Agreement
10.17 (21)
Assignment and Amendment dated April 29, 2011 between the Company and Avnet Europe Comm VA (assigning and modifying the International Distributor Agreement filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed on June 1, 1998)

10.18(22)+	Echelon Corporation Employment Agreement by and between Echelon Corporation and Ronald A. Sege dated August 18, 2010
10.19(16)+	Form of Executive Change in Control and Severance Agreement (2013)
10.20(20)+	Echelon Corporation Employment letter with Alicia Jayne Moore dated June 27, 2013
21.1(3)	Subsidiaries of the Registrant.
23.1	Consent of Armanino LLP, Independent Registered Public Accounting Firm.
24.1(4)	Power of Attorney (see signature page).
31.1	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(1)
Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 14, 2000, and Current Report on Form 8-K filed on December 10, 2015.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 16, 2007, filed on August 17, 2007.

(3)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1/A filed on July 9, 1998.

(4)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 filed on June 1, 1998.

(5)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 16, 2007.

(6)	Incorporated herein by reference to the Registrant's Current Report Form 8-K dated April 12, 2007, filed on April 18, 2007.

(7)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008.

(8)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 21, 2000.

(9)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, filed on March 11, 2010.

(10)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on June 1, 2005.

(11)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 6, 2010.

(12)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 3, 2010

(13)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 17, 2008

(14)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 16, 2010

(15)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 8, 2012

(16)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 9, 2013

(17)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on April 26, 2016

(18)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed on November 9, 2016

(19)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on April 21, 2016

(20)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 8, 2013

(21)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 6, 2011

(22)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 15, 2012.