Form 10-Q
period 2018-03-31
ECHELON CORP
filed 2018-05-10
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of April 30, 2018, 4,542,273 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10‑Q
FOR THE QUARTER ENDED MARCH 31, 2018

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
ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,846	$7,261
Short-term investments	11,960	11,967
Restricted investments	1,250	1,250
Accounts receivable, net	2,556	2,296
Inventories	3,566	3,251
Deferred cost of revenues	529	1,039
Other current assets	1,516	1,152
Total current assets	27,223	28,216

Property and equipment, net	453	458
Intangible assets, net	668	725
Other long‑term assets	558	987
Total assets	$28,902	$30,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,570	$2,317
Accrued liabilities	2,256	1,878
Deferred revenues	849	1,812
Total current liabilities	5,675	6,007

LONG-TERM LIABILITIES:
Other long-term liabilities	616	652
Total long-term liabilities	616	652

STOCKHOLDERS’ EQUITY:
Common stock	49	48
Additional paid-in capital	359,715	359,339
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive loss	(1,681)	(1,821)
Accumulated deficit	(307,342)	(305,963)
Total Echelon Corporation stockholders’ equity	22,611	23,473
Noncontrolling interest in subsidiary	—	254
Total stockholders’ equity	22,611	23,727
Total liabilities and stockholders’ equity	$28,902	$30,386

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Revenues	$7,837	$7,703
Cost of revenues (1)	3,460	3,292
Gross profit	4,377	4,411
Operating expenses:
Product development (1)	3,005	2,227
Sales and marketing (1)	1,310	1,462
General and administrative (1)	1,705	1,924
Total operating expenses	6,020	5,613
Loss from operations	(1,643)	(1,202)
Interest and other income (expense), net	258	(65)
Loss before provision for income taxes	(1,385)	(1,267)
Income tax benefit	(6)	(6)

Net loss	$(1,379)	$(1,261)

Basic and diluted net loss per share	$(0.30)	$(0.28)

Shares used in computing net loss per share:
Basic	4,527	4,434
Diluted	4,527	4,434

(1)	See Note 4 for summary of amounts included representing stock-based compensation expense.
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net loss	$(1,379)	$(1,261)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	140	83
Unrealized holding gain (loss) on available-for-sale securities	—	(1)
Total other comprehensive income (loss)	140	82
Comprehensive loss	$(1,239)	$(1,179)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(1,379)	$(1,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119	110
Reduction in allowance for doubtful accounts	—	(7)
Increase in accrued investment income	(44)	(16)
Stock-based compensation	444	467
Gain on liquidation of joint venture	(424)	—
Change in operating assets and liabilities:
Accounts receivable	(270)	(224)
Inventories	(315)	54
Deferred cost of revenues	48	(159)
Other current assets	65	(124)
Accounts payable	290	42
Accrued liabilities	135	(545)
Deferred revenues	(3)	185
Deferred rent	(19)	(18)
Net cash used in operating activities	(1,353)	(1,496)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available‑for‑sale short‑term investments	(5,948)	(5,979)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	6,000	6,000
Change in other long‑term assets	9	11
Capital expenditures	(87)	(16)
Net cash provided by (used in) investing activities	(26)	16

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(66)	(17)
Net cash used in financing activities	(66)	(17)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	30	19

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,415)	(1,478)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,261	9,803
End of period	$5,846	$8,325

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$35	$37
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
While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered, and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2017 included in its Annual Report on Form 10‑K.
Apart from the Company's adoption of new revenue recognition guidance discussed more fully below, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in its Annual Report on Form 10‑K for the fiscal year ended December 31, 2017.
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

•
The Company’s sales are currently concentrated, as approximately 40.4% of revenues for the three months ended March 31, 2018, were derived from two customers, Avnet Europe Comm VA ("Avnet"), the Company's primary distributor of its IIoT products in Europe and Japan; and Engenuity Systems, Inc., a reseller of the Company's products focused primarily in the United States. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from the Company, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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
Recently Issued Accounting Standards

(i) New Accounting Standards Recently Adopted

In May 2014, the FASB issued a new standard related to revenue recognition, ASC 606 - Revenue from Contracts with Customers ("ASC 606"). Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted ASC 606 effective January 1, 2018, using the full retrospective method, which required the Company to restate each prior reporting period presented. The most significant impact of the standard relates to the Company's accounting for sales made to distributors under agreements that contain a limited right to return unsold products and price adjustment provisions. Under previous revenue guidance, the Company historically concluded that the price to these distributors was not fixed or determinable at the time it delivers products to them. Accordingly, revenue from sales to these distributors has not historically been recognized until the distributor resells the product. By contrast, under the new standard, the Company will recognize revenue, including estimates for applicable variable consideration, predominately at the time of shipment to these distributors, thereby accelerating the timing of revenue for products sold through the distribution channel. Revenue recognition related to transactions not involving the Company's distributor partners remains substantially unchanged.

Adoption of the standard using the full retrospective method required the Company to restate certain previously reported results. In summary, adoption of the standard resulted in the recognition of slightly lower revenue for the quarter ended March 31, 2017. In addition, as of December 31, 2017, adoption of the standard resulted in a reduction of deferred revenues driven by the recognition of revenues associated with on-hand distributor inventory as of that date, the revenue for which was deferred under previous guidance; a decrease of deferred cost of goods sold, again driven by the recognition of revenue that was deferred under previous guidance; and a decrease in accounts receivable, driven by the incremental reserves required for estimated price adjustments that will be issued to the distributors in the future based on the additional revenue recognized under the new guidance. Adoption of the standard impacted our previously reported results as follows (in thousands, except earnings per share amounts):

	Three Months Ended March 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted
Statement of Operations:
Revenue	$7,799	$(96)	$7,703
Net loss	(1,199)	(62)	(1,261)
Basic and diluted loss per share	$(0.27)	$(0.01)	$(0.28)

	December 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted
Balance Sheets:
Accounts receivable, net	$2,721	$(425)	$2,296
Deferred cost of goods sold	1,767	(728)	1,039
Deferred revenues	4,805	(2,993)	1,812
Stockholders' equity	21,887	1,840	23,727

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

Revenue Recognition

The Company’s revenues are derived from the sale and license of its products and, to a lesser extent, from fees associated with training, technical support, and other services offered to its customers. Product revenues consist of revenues from hardware sales and software licensing arrangements. Service revenues consist of product technical support and training.

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which in most instances are capable of being distinct and accounted for as separate performance obligations. In the case of product sales, the Company's performance obligations are generally met and revenue is recognized at the time of shipment of the products to the customer because the customer has significant risks and rewards of ownership of the asset and the Company has a present right to payment at that time. For service revenues, these criteria are generally met at the time the services have been performed for the same reasons. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

The Company's contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For example, in certain instances, the Company's outdoor lighting control customers may contract with the Company to perform certain services when deploying the Company's outdoor lighting control solution. These services require that the Company "commission" the outdoor lighting control system by integrating the hardware (purchased from the Company and installed by the customer) with the Company's Central Management System ("CMS") software. These systems depend on a significant level of integration and interdependency between the hardware and the CMS. Judgment is required to determine whether the commissioning services are considered distinct and accounted for separately, or not distinct and accounted for together with the system hardware and CMS.

The transaction price for a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using the best estimate of the standalone selling price ("SSP") of each distinct good or service in a contract. Judgment is required to determine the SSP for each distinct performance obligation. The primary method used to estimate the SSP is the observable price when the good or service is sold separately in similar circumstances and to similar customers. If the SSP is not directly observable, it is estimated using either a market adjustment or cost plus margin approach.

The Company's products are generally sold without a right of return. However, the Company may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. For example, in many instances, the Company issues Point of Sale ("POS") credits to its distributors when they sell certain of the Company's products to their end use customers. In these cases, the Company is required to estimate (and reserve for) the amount of future POS credits it will issue to the distributors associated with unsold inventory they have on hand at the end of the period. The Company also grants its distributor partners a limited ability to return unsold product in the form of stock rotation rights. Judgment is required to determine the amount of variable consideration associated with these POS credits and stock rotation rights, which are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

In accordance with ASC 606, the Company disaggregates its revenue from contracts with customers into geographical regions as the Company determined that disaggregating revenue into these categories meets the disclosure objective in ASC 606, which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors. Information regarding revenues disaggregated by geographic area can be found in Note 10 - Segment Disclosure. The Company has not provided disaggregation information associated with product and service revenues as the amount of service revenues are immaterial in the periods presented. Similarly, no disaggregation information has been provided for revenues based on the timing of when goods and services are transferred as the amount of revenue associated with products and services recognized over time is also immaterial.

The Company invoices its customers upon shipment in the case of hardware sales, and upon the completion of the required services for service revenues. These invoices are generally issued with net 30 day payment terms. However, in certain instances, the Company may offer payment terms of up to 75 days.

The Company generally sells its hardware products with a one-year warranty against defects or failure. However, in some cases, the Company's hardware products come with a standard five-year warranty. As of March 31, 2018 and December 31, 2017, the Company's warranty reserves totaled $428,000 and $350,000, respectively, and are included in Accrued liabilities and Other long-term liabilities on the unaudited condensed consolidated balance sheets.

The Company's contract assets were immaterial at both March 31, 2018 and December 31, 2017. The Company's contract liabilities consist generally of deferred revenue where the Company has unsatisfied performance obligations, and are classified as such on the unaudited condensed consolidated balance sheets. The following table reflects changes in contract balances for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017

Beginning balance	$1,812	$1,057
Deferred revenues added	146	220
Elimination of deferred revenues due to joint venture liquidation	(986)	—
Previously deferred revenues recognized	(123)	(109)
Ending balance	$849	$1,168

During the three months ended March 31, 2018 and 2017, deferred revenues increased primarily as a result of sales of products where cash payments are received or due for hardware products in advance of satisfying the service related performance obligation associated with those hardware products. Similarly, previously deferred revenues were recognized during the three months ended March 31, 2018 and 2017 once the underlying service related performance obligations were completed.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. These assets are then amortized over the period of benefit of the related revenue. The Company expenses immediately any incremental costs of obtaining a contract when the amortization period would be one year or less. These costs are recorded within sales and marketing expenses. As of March 31, 2018 and December 31, 2017, there were no customer contracts in effect that had incremental costs meeting the requirement for capitalization.

For the period ended March 31, 2018, the Company elected the following practical expedients:

•
In accordance with Subtopic 340-40 "Other Assets and Deferred Costs - Contracts with Customers," the Company has elected to expense the incremental costs of obtaining a contract when the amortization period for such contracts would have been one year or less.

•
In accordance with ASC 606-10-50-14, the Company has elected not to disclose the remaining performance obligations where the underlying contract's original expected duration is one year or less and revenue from the satisfaction of the performance obligations is recognized in the amount invoiced in accordance with ASC 606-10-55-18.

•	The Company has made an accounting policy election to exclude all taxes by governmental authorities from the measurement of the transaction price.
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
Restricted Investments
As of March 31, 2018, restricted investments consist of balances maintained by the Company with an investment advisor in money market funds and permitted treasury bills. These balances represent collateral for a $1.0 million operating line of credit issued to the Company by its primary bank for credit card purchases. Because the Company’s agreement with the lender prevents the Company from withdrawing these funds, they are considered restricted.

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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company's only financial assets and liabilities required to be measured at fair value on a recurring basis at March 31, 2018, are its fixed income available-for-sale debt securities. See Note 2 of these Notes to condensed consolidated financial statements for a summary of the input levels used in determining the fair value of these assets and liabilities as of March 31, 2018.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale debt securities, at fair value. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at March 31, 2018 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$3,576	$3,576	$—	$—
U.S. government securities(2)	13,210	—	13,210	—
Total	$16,786	$3,576	$13,210	$—
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
As of March 31, 2018, the Company’s available-for-sale securities had contractual maturities of six months and an average remaining term to maturity of three months. As of March 31, 2018, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$11,963	$11,960	$—	$3
The amortized cost basis, aggregate fair value and gross unrealized holding gains and losses for the Company’s available-for-sale short-term investments, by major security type, were as follows as of December 31, 2017 (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$11,970	$11,967	$—	$3
Market values were determined for each individual security in the investment portfolio. The Company reviews its investments on a regular basis to evaluate whether or not any have experienced an other-than-temporary decline in fair value.
3. Earnings Per Share:

The computation of diluted net loss per share does not include stock options and performance shares of 978,135 and 960,606 for the three months ended March 31, 2018 and 2017, respectively, because the effect of their inclusion would be anti-dilutive based on their respective exercise prices.
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

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended March 31, 2018 and 2017 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Cost of revenues	$58	$29
Product development	94	124
Sales and marketing	88	102
General and administrative	204	212
Total	$444	$467

Stock Award Activity

There were no options exercised during the three months ended March 31, 2018 and 2017.

The total fair value of RSUs vested and released during the three months ended March 31, 2018 was $169,000. The total fair value of RSUs vested and released during the three months ended March 31, 2017 was approximately $49,000. The fair value is calculated by multiplying the fair market value of the Company’s common stock on the vesting date by the number of shares of common stock issued upon vesting.
5.    Significant Customers:
The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three months ended March 31, 2018 and 2017, the Company had two customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributors of its IIoT products in Europe and Japan; and Engenuity Systems, Inc. ("Engenuity), a reseller of the Company's products focused mainly in the United States. For the three months ended March 31, 2018 and 2017, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	March 31, 2018	March 31, 2017

Avnet	27.3%	25.3%
Engenuity	13.1%	9.5%
	40.4%	34.8%
6. Commitments and Contingencies:

Legal Actions
From time to time, in the ordinary course of business, the Company may be subject to certain legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, or other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of March 31, 2018, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
Line of Credit
As of March 31, 2018, the Company maintained an operating credit line of $1.0 million with its primary bank for company credit card purchases. This line of credit is secured by a collateral of the first priority on $1.3 million of the Company's investments (presented as restricted investments in the condensed consolidated balance sheets). The restricted investments are classified as current assets due to the contractual duration of the underlying credit agreement.
7. Accumulated Other Comprehensive Income (Loss), Net of Tax (Amounts in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on available-for-sale debt securities	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2017	$(1,818)	$(3)	$(1,821)
Change during January - March 2018	140	—	140
Balance at March 31, 2018	$(1,678)	$(3)	$(1,681)

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

8.     Inventories:

Inventories are stated at the lower of cost (first‑in, first‑out) or net realizable value and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	March 31, 2018	December 31, 2017

Purchased materials	$624	$148
Finished goods	2,942	3,103
	$3,566	$3,251
9. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017

Accrued payroll and related costs	$980	$1,088
Warranty reserve	209	142
Restructuring charges	185	185
Payable to joint venture partner (see Note 13 - Joint Venture)	438	—
Other accrued liabilities	444	463
	$2,256	$1,878
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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived and other assets include property and equipment, acquired intangible assets, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of March 31, 2018 and December 31, 2017, long-lived assets of approximately $1.6 million and $2.1 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the condensed consolidated financial statements.

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations, value-added resellers, and local distributors, primarily in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Americas	$3,496	$3,250
EMEA	2,541	2,606
APJ	1,800	1,847
Total	$7,837	$7,703

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.
11. Income Taxes:
The benefit from income taxes for the three months ended March 31, 2018 and 2017 was $(6,000) and $(6,000), respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
As of March 31, 2018 and December 31, 2017, the Company had gross unrecognized tax benefits of approximately $9.4 million and $9.3 million, respectively, of which $322,000 and $332,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2018 and December 31, 2017, the Company had accrued $43,000 and $56,000, respectively, for interest and penalties. The $13,000 reduction in interest and penalties on gross unrecognized tax benefits during the three months ended March 31, 2018 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.
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
For the three months ended March 31, 2018 and 2017, the Company recognized no revenue from products sold to Enel and its designated manufacturers.
As of March 31, 2018 and December 31, 2017, none of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
13. Joint Venture:
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture's intended focus was on the development and sales of smart energy products for China and rest-of-world markets. The Company had a 51.0% ownership interest in the joint venture and exercised controlling influence. Therefore, Echelon-Holley’s accounts have been included in the Company’s condensed consolidated financial statements up until the point of its liquidation (see below). Holley Metering’s interests in Echelon-Holley’s net assets were reported in the non-controlling interest in subsidiary on the condensed consolidated balance sheet as of December 31, 2017. Net loss attributable to the non-controlling interest in Echelon-Holley was $0 and $0 during the three months ended March 31, 2018 and 2017, respectively.
As of March 23, 2018, Echelon and Holley Metering had contributed in cash a total of approximately $4.0 million in Share Capital, as defined in the joint venture agreement, to Echelon-Holley in proportion to their respective ownership interests.
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

In early April 2018, the Company was informed by the Chinese authorities that the liquidation of Echelon-Holley had been completed on March 23, 2018. This resulted in a gain on liquidation of approximately $424,000, which is reflected in the Interest and other income (expense), net line in the Company's Condensed Consolidated Statement of Operations for the quarter ended March 31, 2018. In conjunction with the liquidation, the Company is required to remit approximately $438,000 to Holley Metering, which represents Holley-Metering's share of the remaining cash balance on the liquidation date. This payable obligation is reflected in Accrued Liabilities on the Company's Condensed Consolidated Balance Sheet at March 31, 2018.
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
The following table sets forth a summary of restructuring activities related to the Company's 2016 restructuring program in 2018 (in thousands):

	December 31, 2017	Costs Incurred	Cash Payments	March 31, 2018
Termination benefits	$185	$—	$—	$185
The following table sets forth a summary of restructuring activities related to the Company's 2016 restructuring program in 2017 (in thousands):

	December 31, 2016	Costs Incurred	Cash Payments	March 31, 2017
Termination benefits	$273	$—	$(48)	$225

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following tables provide an overview of key financial metrics for the three months ended March 31, 2018 and 2017 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenues	$7,837	$7,703	$134	1.7%
Gross margin	55.9%	57.3%	---	(1.4 ppt)
Operating expenses	$6,020	$5,613	$407	7.3%
Net loss	$(1,379)	$(1,261)	$(118)	9.4%
	Balance as of
	March 31, 2018	December 31, 2017	$ Change	% Change
Cash, cash equivalents, and short-term investments *	$19,056	$20,478	$(1,422)	(6.9)%
* As of March 31, 2018 and December 31, 2017, includes $1.3 million of restricted investments presented separately on condensed consolidated balance sheet

•
Revenues: Our revenues increased by 1.7% during the first quarter of 2018 as compared to the same period in 2017. The increase in revenues between the two quarterly periods was mainly due to an increase in sales to customers in the Americas, partially offset by a slight reduction in sales made to customers in the EMEA and APJ regions. For further analysis please see the topic Revenues in the Results of Operations discussion later in this section.

•
Gross margin: Our gross margins decreased by 1.4 percentage points during the first quarter of 2018 as compared to the same period in 2017. These fluctuations were primarily due to an increase in the indirect costs in our cost of goods sold departments. For further analysis please see the topic Gross Profit and Gross Margin in the Results of Operations discussion later in this section.

•
Operating expenses: Our operating expenses increased by 7.3% during the three months ended March 31, 2018, respectively, as compared to the same period in 2017. The increase was primarily due to an increase in our product development spending, partially offset by reductions in our general and administrative and sales and marketing expenses. For further analysis please see the topic Operating Expenses in the Results of Operations discussion later in this section.

•
Net loss: We generated a net loss of $1.4 million during the first quarter of 2018 compared to $1.3 million during the same period in 2017. This increase in our net loss was mainly attributable to an increase in our operating expenses.

•
Cash, cash equivalents, and short-term investments: During the first three months of 2018, our cash, cash equivalents, and short-term investment balance decreased by 6.9%, from $20.5 million at December 31, 2017 to $19.1 million at March 31, 2018. This decrease was primarily the result of cash used in operations of $1.4 million (driven primarily by our net loss of $1.4 million).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For further information on our significant accounting policies, see the Notes to our condensed consolidated financial statements included in Part 1 of this Report. Our critical accounting policies and estimates are also described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1, “Significant Accounting Policies” of Notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, which we filed with the Securities and Exchange Commission in March 2018. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our revenues, stock-based compensation, allowance for doubtful accounts, inventories, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

With the exception of our adoption of new revenue recognition guidance effective January 1, 2018 (which is discussed more fully below), during the three months ended March 31, 2018, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition. Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is required to determine the level of integration and interdependency between individual components of the products and services that we sell. This determination influences whether the hardware and software products we sell to the outdoor lighting market are considered distinct and accounted for separately, or not distinct and accounted for together with certain services sold to these customers and recognized once the services have been delivered.

Judgment is also required in determining the amount of variable consideration associated with sales to our distributor partners. In many instances, we issue Point of Sale ("POS") credits to our distributors when they sell certain of our products to their end use customers. In these cases, we are required to estimate (and reserve for) the amount of future POS credits we will issue to the distributors associated with unsold inventory they have on hand at the end of the period. To determine the amount of this variable consideration, we use a combination of historical average selling prices and future forecasts to calculate how much of the original sale price is subject to refund.

Our products are generally sold without a right of return. However, we do grant limited rights of return to our distributor partners. As such, we use historical distributor return rates to determine the amount of variable consideration to account for when estimating the amount of revenue to recognize.

Please refer to Note 1 – Accounting Policies in the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

RESULTS OF OPERATIONS
The following table reflects the percentage of total revenues represented by each item in our condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Revenues	100.0%	100.0%
Cost of revenues	44.1	42.7
Gross profit	55.9	57.3
Operating expenses:
Product development	38.3	28.9
Sales and marketing	16.7	19.0
General and administrative	21.8	25.0
Total operating expenses	76.8	72.9
Loss from operations	(21.0)	(15.6)
Interest and other income (expense), net	3.3	(0.8)
Loss before provision for income taxes	(17.7)	(16.5)
Income tax expense (benefit)	(0.1)	(0.1)
Net loss	(17.6)%	(16.4)%
Revenues
Total revenues

	Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017	2018 over 2017 $ Change	2018 over 2017 % Change

Total revenues	$7,837	$7,703	$134	1.7%
Our revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings.
Our revenues increased during the three months ended March 31, 2018, as compared to the same period in 2016, by $134,000, or 2%. This increase was primarily due to increases in sales made to customers in the Americas, partially offset by a slight reduction in sales made to customers in the EMEA and APJ regions. During 2017, our embedded systems revenues revenues grew across a broad base of customer applications, ranging from semiconductor manufacturing monitoring, to building automation, HVAC controls, and more. We believe this trend may be taking hold and working to Echelon's benefit, as companies expand into IIoT deployments and leverage the capabilities of our LONWorks platform.

The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 3.6% for the three months ended March 31, 2018. Our revenues will continue to be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during the remainder of 2018, the amount of our revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017	2018 over 2017 $ Change	2018 over 2017 % Change

Gross Profit	$4,377	$4,411	$(34)	(0.8)%
Gross Margin	55.9%	57.3%	N/A	(1.4)

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
Our gross margins decreased by 1.4 percentage points for the three months ended March 31, 2018, as compared to the same periods in 2017. The decrease is primarily due to higher indirect costs incurred in our cost of goods sold departments.

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

Operating Expenses
Product Development

	Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017	2018 over 2017 $ Change	2018 over 2017 % Change
Product Development	$3,005	$2,227	$778	34.9%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
Our product development expenses increased by $778,000, or 34.9%, during the three months ended March 31, 2018 as compared to the same period in 2017. This increase was driven primarily by an increase in fees paid to third party product development service providers, and to a lesser extent, by equipment and supplies used in the product development process.
We currently expect that our product development expenses will continue to remain at higher than historical levels during the first half of 2018 as compared to previous periods as we continue to incur near-term costs associated with the roll-out of new products. We expect these product development expenses will return to more recent historical levels during the second half of 2018.

Sales and Marketing

	Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017	2018 over 2017 $ Change	2018 over 2017 % Change
Sales and Marketing	$1,310	$1,462	$(152)	(10.4)%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
Our sales and marketing expenses decreased by 10% during the three months ended March 31, 2018, as compared to the same period in 2017. The primary cause of this decrease was a decrease in compensation charges for our sales and marketing personnel.
General and Administrative

	Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017	2018 over 2017 $ Change	2018 over 2017 % Change
General and Administrative	$1,705	$1,924	$(219)	(11.4)%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
General and administrative expenses decreased by 11% during the three months ended March 31, 2018, as compared to the same period in 2017. This reduction was driven in large part by a reduction in compensation related costs for our general and administrative personnel, as well as a reduction in fees paid to third party service providers.
Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017	2018 over 2017 $ Change	2018 over 2017 % Change
Interest and Other Income (Expense), Net	$258	$(65)	$323	(496.9)%

Interest and other income (expense), net, primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other income, net, increased by $323,000 during the three months ended March 31, 2018 as compared to the same period in 2017. This increase is primarily due to the fact that, during the quarter ended March 31, 2018, we completed the liquidation of our Chinese joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. The liquidation resulted in a gain of approximately $424,000, which we have reflected in the Interest and other income (expense), net line in the Company's Condensed Consolidated Statement of Operations. In conjunction with the liquidation, we are required to remit approximately $438,000 to our joint venture partner, Holley Metering Ltd., which represents Holley-Metering's share of the remaining cash balance on the liquidation date. This payable obligation is reflected in Accrued Liabilities on our Condensed Consolidated Balance Sheet at March 31, 2018. For more information on our joint venture with Holler Metering, please refer to Note 13 - Joint Venture, in the Notes to our Condensed Consolidated Financial Statements.
Partly offsetting the gain on the joint venture liquidation were foreign currency translation losses of $223,000 we incurred during the quarter ended March 31, 2018. This compares to foreign currency translation losses of $88,000 during the first quarter of 2017. These foreign currency fluctuations are primarily attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our condensed consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, the resulting translation gains favorably impact other income.
We do not currently anticipate interest income on our investment portfolio will improve during 2018 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.
Income Tax Expense

	Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017	2018 over 2017 $ Change	2018 over 2017 % Change
Income Tax Expense (Benefit)	$(6)	$(6)	$—	—%

The income tax benefit for both the three months ended March 31, 2018 and 2017, was $6,000. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as cost of revenues in our condensed consolidated statements of operations, was approximately $125,000 for the three months ended March 31, 2018, and $80,000 for the same period in 2017.
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of March 31, 2018, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
Legal Actions. From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of March 31, 2018, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during 2012 and certain earlier years, we were also able to finance our operations through operating cash flows.

The following table presents selected financial information as of March 31, 2018, and for each of the last three fiscal years (dollars in thousands):

	March 31,	December 31,
	2018	2017	2016	2015
Cash, cash equivalents, and short-term investments*	$19,056	$20,478	$23,036	$26,070
Trade accounts receivable, net	2,556	2,296	2,695	4,030
Working capital	21,548	22,209	23,083	26,713
Stockholders’ equity	22,611	23,727	24,678	28,921
* As of March 31, 2018 and December 31, 2017, includes $1.3 million of restricted investments presented separately on condensed consolidated balance sheet

As of March 31, 2018, we had $19.1 million in cash, cash equivalents, restricted cash and short-term investments, a decrease of $1.4 million as compared to December 31, 2017. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options by our employees and directors, and the exercise of warrants. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation, depreciation, and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $1.4 million for the three months ended March 31, 2018, a decrease in cash outflows of approximately $143,000 as compared to the same period in 2017. During the three months ended March 31, 2018, net cash used in operating activities was primarily the result of our net loss of $1.4 million, changes in our operating assets and liabilities of $69,000, and the non-cash gain on liquidation of our joint venture with Holley Metering of $424,000; partially offset by stock-based compensation expenses of $444,000, and depreciation and amortization expense of $119,000. The primary components of the $69,000 net change in our operating assets and liabilities were a $315,000 increase in inventories and a $270,000 increase in accounts receivable; all of which was partially offset by a $290,000 increase in accounts payable, a $135,000 increase in accrued liabilities, and a $65,000 decrease in other current assets. Inventories increased in anticipation of additional product shipments in the second quarter. Accounts receivable increased based on the timing of shipments during the quarter and the corresponding due dates of the receivables. Accounts payable increased based on the timing of purchases in the first quarter. Accrued liabilities increased due to a variety of items, including a $73,000 increase in accrued royalties owed to third parties and a $66,000 increase in our warranty reserve. Other current assets decreased primarily as a result of a reduction in prepaid expenses.
During the three months ended March 31, 2017, net cash used in operating activities was primarily the result of our net loss of $1.3 million, and changes in our operating assets and liabilities of $789,000; partially offset by stock-based compensation expenses of $467,000, and depreciation and amortization expense of $110,000. The primary components of the $789,000 net change in our operating assets and liabilities were a $545,000 decrease in accrued liabilities, a $159,000 increase in deferred cost of revenues, and a $124,000 increase in other current assets. Accrued liabilities decreased primarily due to the payment of bonuses that were accrued as of December 31, 2016. Deferred cost of revenues increased due to the mix of products for which revenue was deferred at March 31, 2017. Other current assets increased primarily as a result of an increase in prepaid expenses.
Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions and divestitures. Net cash used in investing activities was $26,000 for the three months ended March 31, 2018, an increase in cash outflows of $42,000 from the same period in 2017. During the three months ended March 31, 2018, net cash used in investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $6.0 million, partially offset by purchases of available-for-sale short-term investments of $5.9 million, and capital expenditures of $87,000.
During the three months ended March 31, 2017, net cash provided by investing activities was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $6.0 million, partially offset by purchases of available-for-sale short-term investments of $6.0 million, and capital expenditures of $16,000.
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $66,000 for the three months ended March 31, 2018, an increase in cash outflows of $49,000 as compared to the same period in 2017. During the three months ended March 31, 2018, net cash used in financing activities was primarily the result of $66,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
During the three months ended March 31, 2017, net cash used in financing activities was primarily the result of $17,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
As noted above, our cash and investments totaled $19.1 million as of March 31, 2018. Of this amount, approximately 6% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
Of our cash and investment balance of $19.1 million as of March 31, 2018, approximately $894,000 was held at Zhejiang Echelon-Holley Technology Co., Ltd., our Chinese joint venture with Holley Metering Limited ("Holley Metering"). As discussed earlier, we have completed the process to liquidate the joint venture. We are now working to distribute the remaining cash balance to Echelon and Holley Metering in relation to their respective ownership percentages (51% to Echelon and 49% to Holley Metering). We expect to complete this cash distribution within the next three months.
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
Based on our current business plan and revenue prospects, we believe that our existing cash reserves will be sufficient to meet our projected working capital and other cash requirements for at least the next twelve months. However, we currently expect that our combined cash, cash equivalent, and short-term investment balance will decline during the remainder of 2018. In the event that we require additional financing, such financing may not be available to us in the amounts or at the times that we require, or on acceptable terms. If we fail to obtain additional financing, when and if necessary, our business would be harmed.
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
For the three months ended March 31, 2018 and 2017, the Company recognized no revenue from products and services sold to Enel and its designated manufacturers. As of March 31, 2018 and December 31, 2017, none of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
RECENTLY ISSUED ACCOUNTING STANDARDS
During the three months ended March 31, 2018, there have been no new recent accounting pronouncements or changes in accounting pronouncements, other than those noted in Note 1 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, that are of significance, or potential significance, to our company.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We have not experienced any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K for the year ended December 31, 2017.
Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments to hedge these exposures.
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at March 31, 2018 and December 31, 2017, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at March 31, 2018, and December 31, 2017, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” section of Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is included under “Factors That May Affect Future Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2017 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	1,909	$5.87	—	—
February 1 - February 28	571	$4.74	—	—
March 1 - March 31	11,237	$4.67	—	—
Total	13,717	$4.84	—	—

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

ECHELON CORPORATION
Date:	May 10, 2018	By:	/s/ C. Michael Marszewski
C. Michael Marszewski Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1 #	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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