Form 10-Q
period 2018-06-30
ECHELON CORP
filed 2018-08-02
CIK 31347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of July 31, 2018, 4,542,310 shares of the registrant’s common stock were outstanding.

ECHELON CORPORATION
FORM 10‑Q
FOR THE QUARTER ENDED JUNE 30, 2018

FORWARD-LOOKING INFORMATION
This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions, anticipations, commitments or strategies, including in respect of our pending merger with Adesto Technologies Corporation, regarding the future that are forward-looking. These statements include those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Critical Accounting Estimates,” “Results of Operations,” “Off-Balance-Sheet Arrangements and Other Critical Contractual Obligations,” “Liquidity and Capital Resources,” and “Recently Issued Accounting Standards,” and elsewhere in this report.

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
ECHELON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,920	$7,261
Short-term investments	11,940	11,967
Restricted investments	1,250	1,250
Accounts receivable, net	3,147	2,296
Inventories	2,951	3,251
Deferred cost of revenues	840	1,039
Other current assets	1,576	1,152
Total current assets	26,624	28,216

Property and equipment, net	438	458
Intangible assets, net	611	725
Other long‑term assets	337	987
Total assets	$28,010	$30,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,995	$2,317
Accrued liabilities	1,768	1,878
Deferred revenues	1,088	1,812
Total current liabilities	5,851	6,007

LONG-TERM LIABILITIES:
Other long-term liabilities	586	652
Total long-term liabilities	586	652

STOCKHOLDERS’ EQUITY:
Common stock	49	48
Additional paid-in capital	360,223	359,339
Treasury stock	(28,130)	(28,130)
Accumulated other comprehensive loss	(2,005)	(1,821)
Accumulated deficit	(308,564)	(305,963)
Total Echelon Corporation stockholders’ equity	21,573	23,473
Noncontrolling interest in subsidiary	—	254
Total stockholders’ equity	21,573	23,727
Total liabilities and stockholders’ equity	$28,010	$30,386

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$7,917	$8,337	$15,754	$16,040
Cost of revenues (1)	3,472	3,618	6,932	6,910
Gross profit	4,445	4,719	8,822	9,130
Operating expenses:
Product development (1)	2,449	2,255	5,454	4,482
Sales and marketing (1)	1,184	1,463	2,494	2,925
General and administrative (1)	2,380	1,929	4,085	3,853
Total operating expenses	6,013	5,647	12,033	11,260
Loss from operations	(1,568)	(928)	(3,211)	(2,130)
Interest and other income (expense), net	376	(220)	634	(285)
Loss before provision for income taxes	(1,192)	(1,148)	(2,577)	(2,415)
Income tax benefit	30	29	24	23

Net loss	$(1,222)	$(1,177)	$(2,601)	$(2,438)

Basic and diluted net loss per share	$(0.27)	$(0.26)	$(0.57)	$(0.55)

Shares used in computing net loss per share:
Basic	4,542	4,445	4,534	4,440
Diluted	4,542	4,445	4,534	4,440

(1)	See Note 4 for summary of amounts included representing stock-based compensation expense.
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net loss	$(1,222)	$(1,177)	$(2,601)	$(2,438)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(328)	246	(188)	329
Unrealized holding gain (loss) on available-for-sale securities	4	1	4	—
Total other comprehensive income (loss)	(324)	247	(184)	329
Comprehensive loss	$(1,546)	$(930)	$(2,785)	$(2,109)

See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(2,601)	$(2,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	230	220
Reduction in allowance for doubtful accounts	—	(7)
Increase in accrued investment income	(101)	(40)
Stock-based compensation	953	909
Gain on liquidation of joint venture	(424)	—
Change in operating assets and liabilities:
Accounts receivable	(861)	(724)
Inventories	300	(66)
Deferred cost of revenues	(264)	(21)
Other current assets	251	(398)
Accounts payable	733	544
Accrued liabilities	(242)	(111)
Deferred revenues	236	61
Deferred rent	(31)	(32)
Net cash used in operating activities	(1,821)	(2,103)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of available‑for‑sale short‑term investments	(11,869)	(11,950)
Proceeds from maturities and sales of available‑for‑sale short‑term investments	12,000	12,000
Change in other long‑term assets	(21)	24
Capital expenditures	(139)	(31)
Net cash provided by (used in) investing activities	(29)	43

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchase of common stock from employees for payment of taxes on vesting of restricted stock units and upon exercise of stock options	(68)	(64)
Distribution of remaining cash balance to joint venture partner	(432)	—
Net cash used in financing activities	(500)	(64)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9	48

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,341)	(2,076)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,261	9,803
End of period	$4,920	$7,727

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$68	$68
See accompanying notes to condensed consolidated financial statements.

ECHELON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
Proposed Merger with Adesto Technologies Corporation

On June 28, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Adesto Technologies Corporation ("Adesto"), Circuit Acquisition Corporation ("Merger Sub"), and the Company. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving company in the Merger and as a wholly owned subsidiary of Adesto. As a result of the Merger, Echelon Corporation will cease to be a publicly traded company.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of the Company's issued and outstanding common stock will be converted into the right to receive $8.50 per Company share in cash, without interest. In addition, at the effective time of the Merger, whether vested or unvested, all shares of the Company's common stock underlying (1) option awards will be converted into the right to receive the spread between the per share price of $8.50 and the applicable exercise price and (2) restricted stock unit awards will be converted into the right to receive the per share price of $8.50, with any performance targets deemed to be satisfied at the target level of performance. Options awards with an exercise price greater than the per share price of $8.50 will be cancelled. For additional information regarding the Merger, please refer to the Merger Agreement, which was filed with the Securities and Exchange Commission on June 29, 2018 as an exhibit to a Current Report on Form 8-K.

Completion of the Merger is subject to certain conditions, including the receipt of the necessary approval from the Company’s stockholders and other customary closing conditions. The parties expect to close the Merger during the third quarter of 2018. For the three and six months ended June 30, 2018, the Company incurred costs of $906,000 and $1.3 million, respectively, related to the Merger Agreement, which are currently included in the “General and administrative expenses” line on the Condensed Consolidated Statement of Operations.
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

•
The Company’s sales are currently concentrated, as approximately 38.2% of revenues for the six months ended June 30, 2018, were derived from two customers, Avnet Europe Comm VA ("Avnet"), the Company's primary distributor of its IIoT products in Europe and Japan; and Engenuity Systems, Inc., a reseller of the Company's products focused primarily in the United States. Customers in any of the Company’s target market sectors may experience unexpected reductions in demand for their products and consequently reduce their purchases from the Company, resulting in either the loss of a significant customer or a notable decrease in the level of sales to a significant customer.  In addition, if any of these customers are unable to obtain the necessary capital to operate their business, they may be unable to satisfy their payment obligations to the Company.

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

Adoption of the standard using the full retrospective method required the Company to restate certain previously reported results. In summary, adoption of the standard resulted in the recognition of modestly higher revenues for the three and six months ended June 30, 2017. In addition, as of December 31, 2017, adoption of the standard resulted in a reduction of deferred revenues driven by the recognition of revenues associated with on-hand distributor inventory as of that date, the revenue for which was deferred under previous guidance; a decrease of deferred cost of goods sold, again driven by the recognition of revenue that was deferred under previous guidance; and a decrease in accounts receivable, driven by the incremental reserves required for estimated price adjustments that will be issued to the distributors in the future based on the additional revenue recognized under the new guidance. Adoption of the standard impacted our previously reported results as follows (in thousands, except earnings per share amounts):

	Three Months Ended June 30, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted
Statement of Operations:
Revenue	$8,021	$316	$8,337
Net loss	(1,370)	193	(1,177)
Basic and diluted loss per share	$(0.31)	$0.05	$(0.26)

	Six Months Ended June 30, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted
Statement of Operations:
Revenue	$15,820	$220	$16,040
Net loss	(2,569)	131	(2,438)
Basic and diluted loss per share	$(0.58)	$0.03	$(0.55)

	December 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted
Balance Sheets:
Accounts receivable, net	$2,721	$(425)	$2,296
Deferred cost of goods sold	1,767	(728)	1,039
Deferred revenues	4,805	(2,993)	1,812
Stockholders' equity	21,887	1,840	23,727

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

The Company generally sells its hardware products with a one-year warranty against defects or failure. However, in some cases, the Company's hardware products come with a standard five-year warranty. As of June 30, 2018 and December 31, 2017, the Company's warranty reserves totaled $402,000 and $350,000, respectively, and are included in Accrued liabilities and Other long-term liabilities on the unaudited condensed consolidated balance sheets.

The Company's contract assets were immaterial at both June 30, 2018 and December 31, 2017. The Company's contract liabilities consist generally of deferred revenue where the Company has unsatisfied performance obligations, and are classified as such on the unaudited condensed consolidated balance sheets. The following table reflects changes in contract balances for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended
	June 30, 2018	June 30, 2017

Beginning balance	$1,812	$1,057
Deferred revenues added	600	313
Elimination of deferred revenues due to joint venture liquidation	(986)	—
Previously deferred revenues recognized	(338)	(311)
Ending balance	$1,088	$1,059

During the six months ended June 30, 2018 and 2017, deferred revenues increased primarily as a result of sales of products where cash payments are received or due for hardware products in advance of satisfying the service related performance obligation associated with those hardware products. Similarly, previously deferred revenues were recognized during the six months ended June 30, 2018 and 2017 once the underlying service related performance obligations were completed.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. These assets are then amortized over the period of benefit of the related revenue. The Company expenses immediately any incremental costs of obtaining a contract when the amortization period would be one year or less. These costs are recorded within sales and marketing expenses. As of June 30, 2018 and December 31, 2017, there were no customer contracts in effect that had incremental costs meeting the requirement for capitalization.

In adopting ASC 606, the Company has elected the following practical expedients:

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
Restricted Investments
As of June 30, 2018, restricted investments consist of balances maintained by the Company with an investment advisor in money market funds and permitted treasury bills. These balances represent collateral for a $1.0 million operating line of credit issued to the Company by its primary bank for credit card purchases. Because the Company’s agreement with the lender prevents the Company from withdrawing these funds, they are considered restricted.

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

drivers are unobservable.
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Other than cash and money market funds, the Company's only financial assets and liabilities required to be measured at fair value on a recurring basis at June 30, 2018, are its fixed income available-for-sale debt securities. See Note 2 of these Notes to condensed consolidated financial statements for a summary of the input levels used in determining the fair value of these assets and liabilities as of June 30, 2018.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
On a recurring basis, the Company measures certain of its financial assets, namely its cash equivalents and available-for-sale debt securities, at fair value. The fair value of the Company’s financial assets measured at fair value on a recurring basis was determined using the following inputs at June 30, 2018 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$2,665	$2,665	$—	$—
U.S. government securities(2)	13,190	—	13,190	—
Total	$15,855	$2,665	$13,190	$—
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
As of June 30, 2018, the Company’s available-for-sale securities had contractual maturities of six months and an average remaining term to maturity of three months. As of June 30, 2018, the amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

	Amortized Cost	Aggregate Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. government securities	$11,939	$11,940	$1	$—
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
3. Earnings Per Share:

The computation of diluted net loss per share does not include stock options and performance shares of 995,154 and 923,306 for the three and six months ended June 30, 2018 and 2017, respectively, because the effect of their inclusion would be anti-dilutive based on their respective exercise prices.
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

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended June 30, 2018 and 2017 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Cost of revenues	$60	$45	$118	$74
Product development	105	119	199	243
Sales and marketing	91	27	179	129
General and administrative	253	251	457	463
Total	$509	$442	$953	$909

Stock Award Activity

There were no options exercised during the three and six months ended June 30, 2018 and 2017.

The total fair value of RSUs vested and released during the three and six months ended June 30, 2018 was $4,000 and $173,000, respectively. The total fair value of RSUs vested and released during the three and six months ended June 30, 2017 was approximately $147,000 and $196,000, respectively. The fair value is calculated by multiplying the fair market value of the Company’s common stock on the vesting date by the number of shares of common stock issued upon vesting.
5.    Significant Customers:
The Company markets its products and services throughout the world to original equipment manufacturers (OEMs) and systems integrators in the building, industrial, transportation, utility/home, and other automation markets. During the three and six months ended June 30, 2018 and 2017, the Company had two customers that accounted for a significant portion of its revenues: Avnet Europe Comm VA (“Avnet”), the Company’s primary distributors of its IIoT products in Europe and Japan; and Engenuity Systems, Inc. ("Engenuity), a reseller of the Company's products focused mainly in the United States. For the three and six months ended June 30, 2018 and 2017, the percentage of the Company’s revenues attributable to sales made to these customers was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Avnet	27.7%	29.4%	27.6%	27.4%
Engenuity	8.2%	6.1%	10.6%	7.7%
	35.9%	35.5%	38.2%	35.1%
6. Commitments and Contingencies:

Legal Actions
From time to time, in the ordinary course of business, the Company may be subject to certain legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, or other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While the Company believes it has adequately provided for such contingencies as of June 30, 2018, the amounts of which were immaterial, it is possible that the Company’s results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.

Litigation Relating to the Merger

On June 28, 2018, the Company entered into the Merger Agreement. On July 20, 2018, and July 26, 2018, putative class action lawsuits were filed by purported stockholders of the Company in the United States District Court for the Northern District of California and in the United States District Court for the District of Delaware (the “Lawsuits”). The Lawsuits are captioned Aducci v. Echelon Corporation, et al., No. 5:18-cv-4415 (N.D. Cal.) and Rosenblatt v. Echelon Corporation, et al., No. 1:18-cv-01103-UNA (D. Del.). The Lawsuits assert claims under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934 in connection with the disclosures contained in the preliminary proxy statement filed by the Company with the Securities and Exchange Commission on July 16, 2018. The Lawsuits name the Company and its directors as defendants. The complaints seek a variety of equitable and injunctive relief including, among other things, enjoining the consummation of the merger and awarding the plaintiffs costs and attorneys’ fees. The Company’s management believes that the plaintiffs’ claims are without merit and the defendants intend to defend the Lawsuits vigorously. As of June 30, 2018, no amounts have been provided for the Lawsuit.
Line of Credit
As of June 30, 2018, the Company maintained an operating credit line of $1.0 million with its primary bank for company credit card purchases. This line of credit is secured by a collateral of the first priority on $1.3 million of the Company's investments (presented as restricted investments in the condensed consolidated balance sheets). The restricted investments are classified as current assets due to the contractual duration of the underlying credit agreement.
7. Accumulated Other Comprehensive Income (Loss), Net of Tax (Amounts in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on available-for-sale debt securities	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2017	$(1,818)	$(3)	$(1,821)
Change during January - June 2018	(188)	4	(184)
Balance at June 30, 2018	$(2,006)	$1	$(2,005)

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
8.     Inventories:

Inventories are stated at the lower of cost (first‑in, first‑out) or net realizable value and include material, labor and manufacturing overhead. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017

Purchased materials	$622	$148
Finished goods	2,329	3,103
	$2,951	$3,251
9. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017

Accrued payroll and related costs	$1,046	$1,088
Warranty reserve	187	142
Restructuring charges	185	185
Other accrued liabilities	350	463
	$1,768	$1,878

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

The Company operates in three main geographic areas: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific / Japan (“APJ”). Each geographic area provides products and services to the Company’s customers located in the respective region. The Company’s long-lived and other assets include property and equipment, acquired intangible assets, and deposits on its leased facilities. Long-lived assets are attributed to geographic areas based on the country where the assets are located. As of June 30, 2018 and December 31, 2017, long-lived assets of approximately $1.4 million and $2.1 million, respectively, were domiciled in the United States. Long-lived assets for all other locations are not material to the condensed consolidated financial statements.

In North America, the Company sells its products primarily through a direct sales organization and select third-party electronics representatives. Outside North America, the Company sells its products through direct sales organizations, value-added resellers, and local distributors, primarily in EMEA and APJ. Revenues are attributed to geographic areas based on the country where the products are shipped to or the services are delivered. Summary revenue information by geography for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Americas	$3,279	$3,468	$6,770	$6,718
EMEA	2,587	2,881	5,132	5,487
APJ	2,051	1,988	3,852	3,835
Total	$7,917	$8,337	$15,754	$16,040

For information regarding the Company’s major customers, please refer to Note 5, Significant Customers.
11. Income Taxes:
The provision for income taxes for the three months ended June 30, 2018 and 2017 was $30,000 and $29,000, respectively. The provision for income taxes for the six months ended June 30, 2018 and 2017 was $24,000 and $23,000, respectively. The difference between the statutory rate and the Company’s effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
As of June 30, 2018 and December 31, 2017, the Company had gross unrecognized tax benefits of approximately $9.4 million and $9.3 million, respectively, of which $317,000 and $332,000, respectively, if recognized, would impact the effective tax rate on income from continuing operations. The Company’s policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2018 and December 31, 2017, the Company had accrued $46,000 and $56,000, respectively, for interest and penalties. The $10,000 reduction in interest and penalties on gross unrecognized tax benefits during the six months ended June 30, 2018 was primarily attributable to the expiration of the statute of limitations in certain foreign jurisdictions.
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

For the three and six months ended June 30, 2018 and 2017, the Company recognized no revenue from products sold to Enel and its designated manufacturers.
As of June 30, 2018 and December 31, 2017, none of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
13. Joint Venture:
On March 23, 2012, the Company entered into an agreement with Holley Metering Limited (“Holley Metering”), a designer and manufacturer of energy meters in China, to create a joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. (“Echelon-Holley”). The joint venture's intended focus was on the development and sales of smart energy products for China and rest-of-world markets. The Company had a 51.0% ownership interest in the joint venture and exercised controlling influence. Therefore, Echelon-Holley’s accounts have been included in the Company’s condensed consolidated financial statements up until the point of its liquidation (see below). Holley Metering’s interests in Echelon-Holley’s net assets were reported in the non-controlling interest in subsidiary on the condensed consolidated balance sheet as of December 31, 2017. Net loss attributable to the non-controlling interest in Echelon-Holley was $0 and $0 during the three and six months ended June 30, 2018 and 2017, respectively.
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
In early April 2018, the Company was informed by the Chinese authorities that the liquidation of Echelon-Holley had been completed on March 23, 2018. This resulted in a gain on liquidation of approximately $424,000, which is reflected in the Interest and other income (expense), net line in the Company's Condensed Consolidated Statement of Operations for the six months ended June 30, 2018.
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
The following table sets forth a summary of restructuring activities related to the Company's 2016 restructuring program in 2018 (in thousands):

	December 31, 2017	Costs Incurred	Cash Payments	June 30, 2018
Termination benefits	$185	$—	$—	$185

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “we believe,” “expect,” “anticipate,” “intend,” “plan,” “goal,” “continues,” “may,” "target"," and similar expressions. Forward-looking statements include statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances. In particular, these statements include statements such as: our plan to focus our product development spend in our foundational technology to broaden the applicability of our control networking platform into new markets; our predictions about the smart energy market, increased pricing pressures and worldwide macro-economic conditions; our projections of IIoT revenues; our expectations on shipments to Enel and revenues from Enel; our expectation that we will achieve a return on our investment of resources into our products; estimates of our future gross margins and factors affecting our gross margins; statements regarding reinvesting a portion of our earnings from foreign operations; plans to use our cash reserves to strategically acquire other companies, products, or technologies; our projections of our combined cash, cash equivalent and short term investment balance; the sufficiency of our cash reserves to meet cash requirements; our expectations that our IIoT revenues will not fluctuate significantly from foreign currency sales; estimates of our interest income and expense; our belief that we have adequately provided for legal contingencies; our belief that we have made adequate provisions for tax exposure and legal matters; and statements regarding our pending merger with Adesto Technologies Corporation. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Factors That May Affect Future Results of Operations” section. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to review or update publicly any forward-looking statements for any reason, except as required by law.

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

The following tables provide an overview of key financial metrics for the three and six months ended June 30, 2018 and 2017 that our management team focuses on in evaluating our financial condition and operating performance (in thousands, except percentages).

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenues	$7,917	$8,337	$(420)	(5.0)%
Gross margin	56.1%	56.6%	---	(0.5 ppt)
Operating expenses	$6,013	$5,647	$366	6.5%
Net loss	$(1,222)	$(1,177)	$(45)	3.8%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenues	$15,754	$16,040	$(286)	(1.8)%
Gross margin	56.0%	56.9%	---	(0.9) ppt
Operating expenses	$12,033	$11,260	$773	6.9%
Net loss	$(2,601)	$(2,438)	$(163)	6.7%

	Balance as of
	June 30, 2018	December 31, 2017	$ Change	% Change
Cash, cash equivalents, and short-term investments *	$18,110	$20,478	$(2,368)	(11.6)%
* As of June 30, 2018 and December 31, 2017, includes $1.3 million of restricted investments presented separately on condensed consolidated balance sheet

•
Revenues: Our revenues decreased by 5.0% during the second quarter of 2018 as compared to the same period in 2017, and by 1.8% during the six months ended June 30, 2018 as compared to the same period in 2017. The decrease in revenues between the two six month periods was mainly due to a decrease in sales to customers in the EMEA region. In addition, between the two quarterly periods, a slight reduction in sales made to customers in the Americas also contributed to the decline. For further analysis please see the topic Revenues in the Results of Operations discussion later in this section.

•
Gross margin: Our gross margins decreased by 0.5 percentage points during the second quarter of 2018 as compared to the same period in 2017, and by 0.9 percentage points during the six months ended June 30, 2018 as compared to the same period in 2017. These fluctuations were primarily due to lower overall revenues and an increase in the indirect costs in our cost of goods sold departments. For further analysis please see the topic Gross Profit and Gross Margin in the Results of Operations discussion later in this section.

•
Operating expenses: Our operating expenses increased by 6.5% during the three months ended June 30, 2018, as compared to the same period in 2017, and by 6.9% during the six month ended June 30, 2018, as compared to the same period in 2017. These increases were primarily due to increases in our general and administrative spending, which was directly attributable to costs we've incurred associated with our pending merger (see further discussion below). For further analysis please see the topic Operating Expenses in the Results of Operations discussion later in this section.

•
Net loss: We generated a net loss of $1.2 million during the second quarter of 2018 compared to $1.2 million during the same period in 2017. During the six months ended June 30, 2018, we generated a net loss of $2.6 million as compared to $2.4 million during the same period in 2017. These increases in our net loss were mainly attributable to reductions in our revenues (and the corresponding gross profit), as well as increases in our operating expenses.

•
Cash, cash equivalents, and short-term investments: During the first six months of 2018, our cash, cash equivalents, and short-term investment balance decreased by 11.6%, from $20.5 million at December 31, 2017 to $18.1 million at June 30, 2018. This decrease was primarily the result of cash used in operations of $1.8 million (driven primarily by our net loss of $2.6 million) and a $432,000 distribution of the remaining cash at our liquidated Chinese joint venture to our joint venture partner, Holley Metering.

Recent Merger Announcement

On June 28, 2018, Adesto Technologies Corporation (“Adesto”), Circuit Acquisition Corporation and we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Adesto will acquire us for $8.50 per share in an all-cash transaction valued at approximately $45 million. Completion of the transaction is subject to approval by our stockholders and other customary closing conditions. The parties expect to close the transaction during the third quarter of 2018, at which time we will become a wholly owned subsidiary of Adesto and will cease to be a publicly traded company.
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

With the exception of our adoption of new revenue recognition guidance effective January 1, 2018 (which is discussed more fully below), during the six months ended June 30, 2018, there were no material changes to our critical accounting policies or in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Please refer to Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

RESULTS OF OPERATIONS
The following table reflects the percentage of total revenues represented by each item in our condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	100.0%	100.0%	100.0	100.0
Cost of revenues	43.9	43.4	44.0	43.1
Gross profit	56.1	56.6	56.0	56.9
Operating expenses:
Product development	30.9	27.0	34.6	27.9
Sales and marketing	15.0	17.5	15.8	18.2
General and administrative	30.1	23.1	25.9	24.0
Total operating expenses	76.0	67.7	76.4	70.2
Loss from operations	(19.8)	(11.1)	(20.4)	(13.3)
Interest and other income (expense), net	4.7	(2.6)	4.0	(1.8)
Loss before provision for income taxes	(15.1)	(13.8)	(16.4)	(15.1)
Income tax expense (benefit)	0.4	0.3	0.2	0.1
Net loss	(15.4)%	(14.1)%	(16.5)%	(15.2)%
Revenues
Total revenues

	Three Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	2018 over 2017 $ Change	2018 over 2017 % Change

Total revenues	$7,917	$8,337	$(420)	(5.0)%
	Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	2018 over 2017 $ Change	2018 over 2017 % Change

Total revenues	$15,754	$16,040	$(286)	(1.8)%
Our revenues are primarily comprised of sales of our hardware products, and to a lesser extent, revenues we generate from sales of our software products and from our customer support and training offerings.
Our revenues decreased during the three months ended June 30, 2018, as compared to the same period in 2017, by $420,000, or 5%. During the six months ended June 30, 2018, our revenues decreased by $286,000, or 1.8%, as compared to the same period in 2017. These decreases were primarily due to decreases in sales made to customers in the EMEA region, and for the three months ended June 30, 2018, a slight decrease in sales made to customers in the Americas.

The portion of our revenues conducted in currencies other than the United States dollar, principally the Japanese Yen, was about 3.9% for the six months ended June 30, 2018. Our revenues will continue to be subject to fluctuations in the exchange rates between the United States dollar and the foreign currencies in which we sell these products and services. In general, if the dollar were to weaken against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would increase. Conversely, if the dollar were to strengthen against these currencies, our revenues from those foreign currency sales, when translated into United States dollars, would decrease. The extent of this exchange rate fluctuation increase or decrease will depend on the amount of sales conducted in these currencies and the magnitude of the exchange rate fluctuation from year to year. To date, we have not hedged any of these foreign currency risks. We do not currently expect that, during the remainder of 2018, the amount of our revenues conducted in these foreign currencies will fluctuate significantly from prior year levels. Given the historical and expected future level of sales made in foreign currencies, we do not currently plan to hedge against these currency rate fluctuations. However, if the portion of our revenues conducted in foreign currencies were to grow significantly, we would re-evaluate these exposures and, if necessary, enter into hedging arrangements to help minimize these risks.

Gross Profit and Gross Margin

	Three Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	2018 over 2017 $ Change	2018 over 2017 % Change

Gross Profit	$4,445	$4,719	$(274)	(5.8)%
Gross Margin	56.1%	56.6%	N/A	(0.5)
	Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	2018 over 2017 $ Change	2018 over 2017 % Change
Gross Profit	$8,822	$9,130	$(308)	(3.4)%
Gross Margin	56.0%	56.9%	NA	(0.9)

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
Our gross margins decreased by 0.5 percentage points for the three months ended June 30, 2018, and by 0.9 points for the six months ended June 30, 2018, as compared to the same periods in 2017. These decreases are primarily due to a mix of lower revenues and slightly higher indirect costs incurred during both the three and six months ended June 30, 2018.

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

Operating Expenses
Product Development

	Three Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	2018 over 2017 $ Change	2018 over 2017 % Change
Product Development	$2,449	$2,255	$194	8.6%
	Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	2018 over 2017 $ Change	2018 over 2017 % Change
Product Development	$5,454	$4,482	$972	21.7%
Product development expenses consist primarily of payroll and related expenses for development personnel, facility costs, expensed material, fees paid to third party service providers, depreciation and amortization, and other costs associated with the development of new technologies and products.
During the three and six months ended June 30, 2018, our product development expenses increased by $194,000, or 8.6%, and $972,000, or 21.7%, respectively, as compared to the same periods in 2017. These increases were driven primarily by an increase in fees paid to third party product development service providers, and to a lesser extent, by equipment and supplies used in the product development process.
We expect our product development expenses will decline to more recent historical levels during the second half of 2018.
Sales and Marketing

	Three Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	2018 over 2017 $ Change	2018 over 2017 % Change
Sales and Marketing	$1,184	$1,463	$(279)	(19.1)%
	Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	2018 over 2017 $ Change	2018 over 2017 % Change
Sales and Marketing	$2,494	$2,925	$(431)	(14.7)%
Sales and marketing expenses consist primarily of payroll, commissions, and related expenses for sales and marketing personnel, travel and entertainment, facilities costs, advertising and product promotion, and other costs associated with our sales and marketing activities.
During the three and six months ended June 30, 2018, our sales and marketing expenses decreased by $279,000, or 19.1%, and $431,000, or 14.7%, respectively, as compared to the same periods in 2017. The primary causes of these decreases were reduced fees paid to third party consultants, reduced travel and entertainment costs, and a decrease in compensation charges for our sales and marketing personnel.

General and Administrative

	Three Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	2018 over 2017 $ Change	2018 over 2017 % Change
General and Administrative	$2,380	$1,929	$451	23.4%
	Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	2018 over 2017 $ Change	2018 over 2017 % Change
General and Administrative	$4,085	$3,853	$232	6.0%
General and administrative expenses consist primarily of payroll and related expenses for executive, finance, and administrative personnel, professional fees for legal and accounting services rendered to the company, facility costs, insurance, and other general corporate expenses.
During the three and six months ended June 30, 2018, our general and administrative expenses increased by $451,000, or 23.4%, and by $232,000, or 6.0%, respectively, as compared to the same periods in 2017. These increases were driven primarily by costs incurred in conjunction with our planned merger with Adesto. During the three and six months ended June 30, 2018, we incurred transaction related costs of approximately $906,000 and $1.3 million, respectively. Excluding these charges, our general and administrative expenses would have been lower during 2018 as compared to the same periods in 2017.
We expect to continue incurring expenses associated with the merger during the third quarter of 2018, which will likely result in an increase in our general and administrative expenses as compared to 2017.
Interest and Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	2018 over 2017 $ Change	2018 over 2017 % Change
Interest and Other Income (Expense), Net	$376	$(220)	$596	270.9%
	Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	2018 over 2017 $ Change	2018 over 2017 % Change
Interest and Other Income (Expense), Net	$634	$(285)	$919	322.5%

Interest and other income (expense), net, primarily reflects interest earned by our company on cash and short-term investment balances as well as foreign exchange translation gains and losses related to short-term intercompany balances.
Interest and other income, net, increased by $596,000 during the three months ended June 30, 2018 as compared to the same period in 2017. This increase was primarily attributable to foreign currency exchange gains. During the second quarter of 2018, we recognized approximately $306,000 of foreign currency exchange gains, whereas in the second quarter of 2017, we recognized approximately $253,000 of exchange losses. These foreign currency fluctuations are primarily attributable to our foreign currency denominated short-term intercompany balances. We account for translation gains and losses associated with these balances by reflecting these amounts as either other income or loss in our condensed consolidated statements of operations. During periods when the U.S. dollar weakens in value against these foreign currencies, the associated translation losses negatively impact other income. Conversely, when the U.S. dollar strengthens, the resulting translation gains favorably impact other income.
During the six months ended June 30, 2018, interest and other income, net, increased by $919,000 as compared to the same period in 2017. This increase is primarily due to the fact that, during the quarter ended March 31, 2018, we completed the liquidation of our Chinese joint venture, Zhejiang Echelon-Holley Technology Co., Ltd. The liquidation resulted in a gain of approximately $424,000, which has been reflected in the Interest and other income (expense), net line in the Company's

Condensed Consolidated Statement of Operations. For more information on our joint venture with Holley Metering, please refer to Note 13 - Joint Venture, in the Notes to our Condensed Consolidated Financial Statements. Also contributing to the year over year fluctuation was an increase in foreign currency translation gains during 2018. During the first six months of 2018, we recognized foreign currency translation gains of $83,000, whereas during the same period in 2017, we recognized translation losses of $341,000.
We do not currently anticipate interest income on our investment portfolio will improve during 2018 as we expect interest rates to remain historically low. Future gains or losses associated with translating our foreign currency denominated short-term intercompany balances will depend on exchange rates in effect at the time of translation.
Income Tax Expense

	Three Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	2018 over 2017 $ Change	2018 over 2017 % Change
Income Tax Expense (Benefit)	$30	$29	$1	3.4%
	Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	2018 over 2017 $ Change	2018 over 2017 % Change
Income Tax Expense	$24	$23	$1	4.3%

Income tax expense for the three months ended June 30, 2018 was $30,000 compared to $29,000 for the same period in 2017, and was $24,000 for the six months ended June 30, 2018 compared to $23,000 for the same period in 2017. The difference between the statutory rate and our effective tax rate is primarily due to the impact of foreign taxes, changes in the valuation allowance on deferred tax assets, and changes in the accruals related to unrecognized tax benefits.
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
Royalties. We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a U.S. dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which is recorded as cost of revenues in our condensed consolidated statements of operations, was approximately $40,000 and $165,000 for the three and six months ended June 30, 2018, respectively, and $80,000 and $160,000 for the same periods in 2017.
We will continue to be obligated for royalty payments in the future associated with the shipment and licensing of certain of our products. While we are currently unable to estimate the maximum amount of these future royalties, such amounts will continue to be dependent on the number of units shipped or the amount of revenue generated from these products.
Taxes. We conduct our operations in many tax jurisdictions throughout the world. In many of these jurisdictions, non-income based taxes such as property taxes, sales and use taxes, and value-added taxes are assessed on Echelon’s operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. To date, such provisions have been immaterial, and we believe that, as of June 30, 2018, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more non-compliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.
Legal Actions. From time to time, in the ordinary course of business, we are subject to legal proceedings, claims, investigations, and other proceedings, including claims of alleged infringement of third-party patents and other intellectual property rights, and commercial, employment, and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. While we believe we have adequately provided for such contingencies as of June 30, 2018, it is possible that our results of operations, cash flows, and financial position could be harmed by the resolution of any such outstanding claims.
Litigation Relating to the Merger. On June 28, 2018, we entered into the Merger Agreement. On July 20, 2018 and July 26, 2018, putative class action lawsuits were filed by purported stockholders of ours in the United States District Court for the Northern District of California and in the United States District Court for the District of Delaware (the “Lawsuits”). The Lawsuits are captioned Aducci v. Echelon Corporation, et al., No. 5:18-cv-4415 (N.D. Cal.) and Rosenblatt v. Echelon Corporation, et al., No. 1:18-cv-01103-UNA (D. Del.). The Lawsuits assert claims under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934 in connection with the disclosures contained in the preliminary proxy statement we filed with the Securities and Exchange Commission on July 16, 2018. The Lawsuits name us and our directors as defendants. The complaints seek a variety of equitable and injunctive relief including, among other things, enjoining the consummation of the merger and awarding the plaintiffs costs and attorneys’ fees. Our management believes that the plaintiffs’ claims are without merit and the defendants intend to defend the Lawsuits vigorously. As of June 30, 2018, no amounts have been provided for the lawsuit.
LIQUIDITY AND CAPITAL RESOURCES
 Since our inception, we have financed our operations and met our capital expenditure requirements primarily from the sale of preferred stock and common stock, although during 2012 and certain earlier years, we were also able to finance our operations through operating cash flows.

The following table presents selected financial information as of June 30, 2018, and for each of the last three fiscal years (dollars in thousands):

	June 30,	December 31,
	2018	2017	2016	2015
Cash, cash equivalents, and short-term investments*	$18,110	$20,478	$23,036	$26,070
Trade accounts receivable, net	3,147	2,296	2,695	4,030
Working capital	20,773	22,209	23,083	26,713
Stockholders’ equity	21,573	23,727	24,678	28,921
* As of June 30, 2018 and December 31, 2017, includes $1.3 million of restricted investments presented separately on condensed consolidated balance sheet

As of June 30, 2018, we had $18.1 million in cash, cash equivalents, restricted cash and short-term investments, a decrease of $2.4 million as compared to December 31, 2017. Historically, our primary source of cash, other than stock sales, has been receipts from revenue, and to a lesser extent, proceeds from the exercise of stock options by our employees and directors, and the exercise of warrants. Our primary uses of cash have been cost of product revenue, payroll (salaries, commissions, bonuses, and benefits), general operating expenses (costs associated with our offices such as rent, utilities, and maintenance; fees paid to third party service providers such as consultants, accountants, and attorneys; travel and entertainment; equipment and supplies; advertising; and other miscellaneous expenses), acquisitions, capital expenditures, and purchases under our stock repurchase programs.
Cash flows from operating activities. Cash flows from operating activities have historically been driven by net income (loss) levels; adjustments for non-cash charges such as stock-based compensation, depreciation, and amortization; changes in accrued investment income; and fluctuations in operating asset and liability balances. Net cash used in operating activities was $1.8 million for the six months ended June 30, 2018, a decrease in cash outflows of approximately $282,000 as compared to the same period in 2017. During the six months ended June 30, 2018, net cash used in operating activities was primarily the result of our net loss of $2.6 million and the non-cash gain on liquidation of our joint venture with Holley Metering of $424,000; partially offset by stock-based compensation expenses of $953,000, depreciation and amortization expense of $230,000, and changes in our operating assets and liabilities of $122,000. The primary components of the $122,000 net change in our operating assets and liabilities were a $733,000 increase in accounts payable, a $300,000 increase in inventories, a $251,000 decrease in other current assets, and a $236,000 decrease in deferred revenues; all of which was partially offset by an $861,000 increase in accounts receivable, a $242,000 decrease in accrued liabilities, and a $264,000 decrease in deferred cost of revenues. Accounts payable increased based on the timing of purchases and services received in the second quarter. Inventories increased in anticipation of additional product shipments in the second half of the year. Other current assets decreased primarily as a result of a reduction in prepaid expenses. Deferred revenues decreased primarily due to the elimination of deferred revenues in conjunction with the liquidation of our joint venture with Holley Metering in China.Accounts receivable increased based on the timing of shipments during the quarter and the corresponding due dates of the receivables. Deferred cost of revenues decreased in conjunction with a decrease in deferred revenues.
During the six months ended June 30, 2017, net cash used in operating activities of $2.1 million was primarily the result of our net loss of $2.4 million, and changes in our operating assets and liabilities of $747,000; partially offset by stock-based compensation expenses of $909,000, and depreciation and amortization expense of $220,000. The primary components of the $747,000 net change in our operating assets and liabilities were a $724,000 increase in accounts receivable, a $398,000 increase in other current assets, and a $111,000 decrease in accrued liabilities; all of which was partially offset by a $544,000 increase in accounts payable. Accounts receivable increased primarily as a result of the timing of shipments to and corresponding collections from our customers during the first six months of 2017. Other current assets increased primarily as a result of an increase in prepaid expenses. Accrued liabilities decreased primarily due to the payment of bonuses that were accrued as of December 31, 2016. Accounts payable increased due to the timing of receipt and payment of invoices we received from our vendors during the period.
Cash flows from investing activities. Cash flows from investing activities have historically been driven by transactions involving our short-term investment portfolio, capital expenditures, changes in our long-term assets, and acquisitions and divestitures. Net cash used in investing activities was $29,000 for the six months ended June 30, 2018, an increase in cash outflows of $72,000 from the same period in 2017. During the six months ended June 30, 2018, net cash used in investing activities was primarily the result of purchases of available-for-sale short-term investments of $11.9 million and capital expenditures of $139,000, partially offset by proceeds from maturities and sales of available-for-sale short-term investments of $12.0 million.

During the six months ended June 30, 2017, net cash provided by investing activities of $43,000 was primarily the result of proceeds from maturities and sales of available-for-sale short-term investments of $12.0 million, partially offset by purchases of available-for-sale short-term investments of $12.0 million, and capital expenditures of $31,000.
Cash flows from financing activities. Cash flows from financing activities have historically been driven by the proceeds from issuance of common and preferred stock offset by transactions under our stock repurchase programs and principal payments on our lease financing obligations. Net cash used in financing activities was $500,000 for the six months ended June 30, 2018, an increase in cash outflows of $436,000 as compared to the same period in 2017. During the six months ended June 30, 2018, net cash used in financing activities was primarily the result of our distribution of $432,000 to our Chinese joint venture partner, Holley Metering, and $68,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
During the six months ended June 30, 2017, net cash used in financing activities of $64,000 was primarily the result of $64,000 worth of shares repurchased from employees for payment of employee taxes on vesting of performance shares.
As noted above, our cash and investments totaled $18.1 million as of June 30, 2018. Of this amount, approximately 1% was held by our foreign subsidiaries. Our intent is to permanently reinvest a significant portion of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would provide for and pay any additional U.S. taxes due in connection with repatriating these funds.
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
For the three and six months ended June 30, 2018 and 2017, the Company recognized no revenue from products and services sold to Enel and its designated manufacturers. As of June 30, 2018 and December 31, 2017, none of the Company’s total accounts receivable balance related to amounts owed by Enel and its designated manufacturers.
RECENTLY ISSUED ACCOUNTING STANDARDS
During the six months ended June 30, 2018, there have been no new recent accounting pronouncements or changes in accounting pronouncements, other than those noted in Note 1 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, that are of significance, or potential significance, to our company.
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

The announcement and pendency of our agreement to be acquired by Adesto could adversely affect our business.

On June 29, 2018, we announced that we had entered into a definitive agreement to be acquired by Adesto. Uncertainty about the effect of the proposed acquisition on our customers, employees, partners and other parties may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the acquisition. There can be no assurance that our employees, including key personnel, can be retained, or that we will be able to attract and retain employees to the same extent that we have previously been able to. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources toward the completion of the acquisition, which could adversely affect our business and operations. Parties with which we do business may experience uncertainty associated with the acquisition, including with respect to current or future business relationships with us. Uncertainty may cause customers to refrain from doing business with us, which could adversely affect our business, results of operations and financial condition.

The failure to complete the acquisition by Adesto could adversely affect our business.

Completion of the acquisition by Adesto is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion, including our need to obtain stockholder approval of the acquisition. If any of these conditions are not satisfied or waived, it is possible that the acquisition will not be consummated in the expected time frame (or at all) or that the definitive agreement may be terminated. If the proposed acquisition is not completed, the share price of our common stock may decrease to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the definitive agreement, we may be required to pay a termination fee of up to $1.54 million to Adesto or reimburse up to $440,000 of Adesto’s expenses. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the transaction and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, employees, partners and other parties, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the acquisition, if the acquisition is not consummated.

While the acquisition by Adesto is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.

The definitive agreement for the acquisition by Adesto includes restrictions on the conduct of our business prior to the completion of the acquisition. These restrictions generally require us to conduct our businesses in the ordinary course, consistent with past practice, and subject us to a variety of specified limitations. We may find that these and other contractual arrangements may delay, prevent or limit us from responding effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think that they may be advisable. The pendency of the acquisition may also divert management’s attention and our resources from ongoing business and operations. Our customers, employees, partners and other parties may have uncertainties about the effects of the acquisition. In connection with the acquisition, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the acquisition. If any of these effects were to occur, it could materially and adversely impact our revenue, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the acquisition is completed. In addition, whether or not the acquisition is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the acquisition, which may materially and adversely affect our financial condition.

Litigation may arise in connection with the acquisition by Adesto, which could be costly, prevent consummation of the acquisition, divert management’s attention and otherwise materially harm our business.

Regardless of the outcome of any future litigation related to the acquisition by Adesto, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the acquisition by Adesto may materially adversely affect our business, financial condition and operating results. If the acquisition is not consummated for any reason, litigation could be filed in connection with the failure to consummate the acquisition. Any litigation related to the acquisition may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and suppliers, or otherwise materially harm our operations and financial performance.

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

Any of the above factors could, individually or in the aggregate, have a material adverse effect on our results of operations and our financial condition, which could cause our stock price to decline
If we are not able to develop, enhance, or deploy our products in a timely manner, our revenues will suffer.
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

In addition, in some instances our customers rely on us to provide configuration and commissioning services to them when they are installing our outdoor lighting control products. In these instances, technical and project challenges, some of which may be beyond our control, can prevent us from completing these efforts in the originally planned for time frame. When this happens, we must defer the recognition of revenue associated with these deployments until such time as the service component has been completed. Additionally, with our limited resources, we may only be able to work on a limited number of deployments at any given time. As such, if any single deployment takes longer to complete than expected, it could negatively impact our ability to make progress on or accept configuration and commissioning service obligations for other projects.
We are also sometimes required to modify our products to meet local rules and regulations. Given the competitive nature of these markets, we may not be able to increase the price of such products to reflect the costs of such modifications. In addition, given the long-term nature of development activities, we may be required to undertake such modifications prior to receiving firm commitments or orders from our customers. In either of these or other similar scenarios, we may not be able to recover our costs attributable to required product modifications.
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
For our outdoor lighting controls products, the sales cycle can also be extended. As a nascent market, many of our sales channel partners, as well as end use customers, are not aware of the benefits our controls technology can bring to their lighting systems. This requires extensive educational efforts on our part and these efforts may not be successful or meet our objectives. Even with the benefit of this education, when dealing with larger projects such as to municipalities, the post-education sales cycle typically commences with a trial deployment of relatively low value to us. If the trial is successful, the end use customer may commence a full scale deployment that could take months or years to complete, if at all.
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
In particular, there is increasing focus on privacy and data security laws and regulations applicable to the IoT. A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. Regulatory authorities have increased their privacy - and data security - related activity in the IoT domain in recent years. For example, the Federal Trade Commission released a report on January 27, 2015 with recommendations for privacy and data security applicable to connected devices, objects and sensors. We also may become obligated to comply with, or may choose to comply with, self-regulatory or other requirements applicable to privacy or data security.

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
Competition for qualified personnel in our business areas is intense, and we may not be able to continue to retain qualified executive officers and key personnel and attract new officers and personnel when necessary. Our product development and marketing functions are largely based in Silicon Valley, which is a highly competitive marketplace. It may be particularly difficult to recruit, relocate and retain qualified personnel in this geographic area. Moreover, the cost of living, including the cost of housing, in Silicon Valley is known to be high. Because we are legally prohibited from making loans to executive officers, we will not be able to assist potential key personnel as they acquire housing or incur other costs that might be associated with joining our company. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train, and integrate such employees, and we may never realize returns on these investments. In addition, if we lose the services of any of our key personnel and are not able to find suitable replacements in a timely manner or fail to adequately plan for the succession of key personnel, our business could be disrupted, other key personnel may decide to leave, and we may incur increased operating expenses in finding and compensating their replacements.
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
Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of fixed income securities with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from levels at June 30, 2018 and December 31, 2017, the fair value of the portfolio would decline by an immaterial amount. We currently intend to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. However, if necessary, we may sell short-term investments prior to maturity to meet the liquidity needs of the company.
Foreign Currency Exchange Risk. We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign exchange rates were to fluctuate by 10% from rates at June 30, 2018, and December 31, 2017, our financial position and results of operations would not be materially affected. However, we could experience a material impact in the future.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings and matters, please refer to the “Legal Actions” and "Litigation Relating to the Merger" sections of Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included under Item 1 of Part I, Financial Information, which information is incorporated herein by reference.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the repurchase of our common stock during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	337	$4.24	—	—
May 1 - May 31	—	$—	—	—
June 1 - June 30	25	$4.20	—	—
Total	362	$4.24	—	—

(1)
Shares purchased represent those shares surrendered to us by employees in order to satisfy stock-for-stock option exercises, also commonly referred to as "net exercises", and/or withholding tax obligations related to stock-based compensation.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Document

2.1 (1)	Agreement and Plan of Merger, dated as of June 28, 2018, by and among Adesto Technologies Corporation, Circuit Acquisition Corporation and Echelon Corporation
3.1 (1)	Amended and Restated Bylaws of Registrant
4.1 (1)	Second Amendment to Tax Benefit Preservation Plan, dated as of June 28, 2018, by and between Echelon Corporation and the Computershare Inc., as rights agent
31.1 #	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 **
Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on June 29, 2018.

#	Filed herewith

**
The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Echelon Corporation under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHELON CORPORATION
Date:	August 2, 2018	By:	/s/ C. Michael Marszewski
C. Michael Marszewski Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1 (1)	Agreement and Plan of Merger, dated as of June 28, 2018, by and among Adesto Technologies Corporation, Circuit Acquisition Corporation and Echelon Corporation
3.1 (1)	Amended and Restated Bylaws of Registrant
4.1 (1)	Second Amendment to Tax Benefit Preservation Plan, dated as of June 28, 2018, by and between Echelon Corporation and the Computershare Inc., as rights agent
31.1 #	Certificate of Echelon Corporation Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certificate of Echelon Corporation Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 **
Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on June 29, 2018.

#	Filed herewith

**
The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Echelon Corporation under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.